Form 10-Q
period 2012-09-30
Lehigh Gas Partners LP
filed 2012-12-10
CIK 1538849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-35711

Lehigh Gas Partners LP

(Exact name of registrant as specified in its charter)

Delaware	45-4165414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

702 West Hamilton Street, Suite 203 Allentown, PA	18101
(Address of principal executive offices)	(Zip Code)

610-625-8000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of December 5, 2012, there were 7,525,000 common units and 7,525,000 subordinated units representing limited partner interests outstanding.

LEHIGH GAS PARTNERS LP

FORM 10-Q

Explanatory Note

Lehigh Gas Partners LP (the” Partnership”) initially filed a Registration Statement on Form S-1, as amended (File No. 333-181370), with the Securities and Exchange Commission (“SEC”) on May 11, 2012,  which was declared effective on October 24, 2012 (the “Registration Statement”). We are filing this Quarterly Report on Form 10-Q within 45 days after the effective date of the Registration Statement as required by Rule 13a-13(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Most, but not all of, the information contained in this report relates to periods that ended prior to the completion of the Offering (defined below), and prior to the effective dates of the agreements discussed herein. Consequently, the unaudited special purpose condensed combined financial statements and related discussion of financial condition and results of operations contained in this report pertain to the portion of the business of Lehigh Gas Corporation or “LGC” and its subsidiaries and affiliates (“Selected Lehigh Gas Entities”) which is the predecessor to the Partnership for accounting purposes.

On October 30, 2012 (the “Closing Date”), the Partnership completed its initial public offering of a total of 6,000,000 common units representing limited partner interests (“Common Units”), and on November 9, 2012 issued an additional 900,000 Common Units pursuant to the full exercise by the underwriters (the “Underwriters”) of their over-allotment option, all at a price of $20.00 per unit (the “Offering”). The Partnership received aggregate proceeds of $128.3 million from the sale, net of underwriting discounts and structuring fees, but before taking into account $6.0 million of estimated Offering expenses. As previously disclosed, of this amount the net proceeds of approximately $16.7 million, pursuant to the over-allotment option, were distributed to Joseph V. Topper, Jr., the Chief Executive Officer of the Partnership, and to certain of Mr. Topper’s affiliates and family trusts, and Joseph B. Reilly, III, a member of the board of directors of the general partner of the Partnership.

References in this Quarterly Report to “our Predecessor”, or “Predecessor Entity”, refer to the portion of the business of Lehigh Gas Corporation, or “LGC,” and its subsidiaries and affiliates that were contributed to Lehigh Gas Partners LP in connection with the Offering. Unless the context requires otherwise, references in this Quarterly Report to “Lehigh Gas Partners LP,” “we,” “our,” “us,” or like terms, when used in the context of the periods following the completion of the Offering refer to Lehigh Gas Partners LP and its subsidiaries and, when used in the context of the periods prior to the completion of the Offering, refer to the portion of the business of our Predecessor, the wholesale distribution business of Lehigh Gas—Ohio, LLC and real property and leasehold interests contributed to us in connection with the Offering by Joseph V. Topper, Jr., the Chief Executive Officer and the Chairman of the board of directors of our general partner and/or his affiliates.

References to “our General Partner” or “Lehigh Gas GP” refer to Lehigh Gas GP LLC, the General Partner of Lehigh Gas Partners LP and a wholly owned subsidiary of LGC. References to “LGO” refer to Lehigh Gas—Ohio, LLC, an entity managed by Joseph V. Topper, Jr, the Chief Executive Officer and the Chairman of the board of directors of our General Partner. All of LGO’s wholesale distribution business were contributed to us in connection with the Offering References to the “Topper Group” refer to Joseph V. Topper, Jr., collectively with those of his affiliates and family trusts that have ownership interests in our Predecessor. The Topper Group has a controlling ownership interest in LGC, and John B. Reilly, III, a member of the board of directors of our General Partner, has an interest in LGC. Together with LGC, the Topper Group will hold a majority of the limited partner interests in us. Through its controlling ownership interest in LGC, the Topper Group has an indirect, controlling ownership interest in our General Partner following the Offering.

References to “Lessee Dealers” refer to third parties who operate sites we own or lease and we, in turn, lease such third-party sites to the Lessee Dealers; “Independent Dealers” refer to third parties that own their sites or lease their sites from a landlord other than us; and “Sub-wholesalers” refer to third parties that elect to purchase motor fuels from us, on a wholesale basis, instead of purchasing directly from major integrated oil companies and refiners.

While management believes that the financial statements contained herein are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and in compliance with the rules and regulations of the SEC, we do not believe that these financial statements are necessarily indicative of the financial results which will be reported by the Partnership for periods subsequent to the Offering and the other transactions consummated in connection therewith. The information contained in this report should be read in conjunction with the information contained in the Partnership’s prospectus dated October 24, 2012, as filed with the SEC on October 26, 2012 (the “Prospectus”).

PART I — Financial Information

Item 1. Financial Statements

Lehigh Gas Partners LP

UNAUDITED CONSOLIDATED BALANCE SHEETS

As of September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011
Assets	$—	$—
Liabilities	$—	$—
Partners’ capital
Limited partners	$1,000	$1,000
General partner	—	—
Less: contribution receivable from partners	(1,000)	(1,000)
Total Partners’ Capital	$—	$—
Total liabilities and partners’ capital	$—	$—

The accompanying notes are an integral part of these unaudited consolidated balance sheets

Lehigh Gas Partners LP

UNAUDITED NOTES TO CONSOLIDATED BALANCE SHEETS

As of September 30, 2012

(Amounts in thousands)

1. Nature of Operations

The Partnership is a Delaware limited partnership formed in December 2011. The General Partner is a limited liability company formed in December 2011 to act as the General Partner of the Partnership.

In December 2011, LGC agreed to contribute $1,000 to the Partnership in exchange for a 100% limited partner interest. The agreement to contribute has been recorded as contributions receivable and are reflected in the accompanying consolidated balance sheets as reductions to partners’ capital.

There have been no other transactions involving the Partnership as of September 30, 2012. On the Closing Date, the Partnership received the transfer from the Selected Lehigh Gas Entities (the “Predecessor Entity”) of certain contributed assets, liabilities, operations and/or equity interests (the “Contributed Assets”).

In the Offering, the Partnership sold an aggregate of 6,900,000 Common Units. The Partnership issued Common Units and subordinated units representing limited partner interests (“Subordinated Units”)  to the shareholders (or their assigns) of the Predecessor Entity in consideration of their transfer of the Contributed Assets in connection with the Offering.

As a result of the acquisition of the Contributed Assets in connection with the Offering, the Partnership is engaged in substantially the same business and revenue generating activities as the Predecessor Entity, principally: (i) distributing motor fuels (using unrelated third-party transportation services providers)—on a wholesale basis to Sub-wholesalers, Independent Dealers, Lessee Dealers, LGO and other related entities, and others, and (ii) ownership interests in and/or leasehold ownership interests in gas stations and convenience stores (“Locations”) and, in turn, generating rental-fee income revenue from the lease or subleases of the Locations to third-party operators.

2. Basis of Presentation

Interim Financial Statements

The accompanying interim unaudited consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) on the same basis as the audited consolidated financial statements for the year ended December 31, 2011, and in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Partnership’s financial position as of September 30, 2012. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under SEC rules and regulations for interim financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2011, which are included in the Prospectus.

3. Subsequent events

On October 24, 2012, the Partnership’s Registration Statement was declared effective by the SEC, and on October 25, 2012, the Partnership’s Common Units began trading on the New York Stock Exchange (NYSE: LGP).

On the Closing Date, the Partnership completed its Offering of 6,000,000 Common Units at a price of $20.00 per unit, and on November 9, 2012, issued an additional 900,000 Common Units at a price of $20.00 per unit pursuant to the full exercise by the Underwriters of their over-allotment option. The Partnership received net proceeds of $128.3 million from the sale, net of underwriting discounts and structuring fees (but before $6.0 million of estimated Offering expenses). Of this amount the proceeds from the over-allotment option of approximately $16.7 million were distributed to Joseph V. Topper Jr., the Chairman of the board of directors and Chief Executive Officer of the General Partner of the Partnership, and to certain of Mr. Topper’s affiliates and family trusts, and to John B. Reilly, III, a member of the board of directors of the General Partner of the Partnership.

The net proceeds retained by the Partnership were applied or will be applied to (a) the repayment of approximately $57.8 million of indebtedness outstanding under the New Credit Facility (as defined herein), which was drawn on the Closing Date and applied on that date to the repayment in full of the indebtedness then outstanding under our Predecessor’s prior credit facility; (b) the repayment in full of $14.3 million aggregate principal amount in outstanding mortgage notes; (c) the payment of $13.0 million to entities owned by adult children of Warren S. Kimber, Jr., a director of the General Partner, as consideration for the cancellation of mandatorily redeemable preferred equity of our Predecessor owned by these entities and to pay these entities for accrued but unpaid dividends on the mandatorily redeemable preferred equity of $0.5 million; (d) the distribution of an aggregate of $20.0 million cash to certain of the Topper Group Parties (as defined herein) as reimbursement for certain capital expenditures made by the Topper Group Parties with respect to the assets they contributed, and/or consideration for the purchase of all of the assets of one or more of the entities contributed to the Partnership in connection with the Offering.

Contribution Agreement

In connection with the closing of the Offering, pursuant to an agreement with the Selected Lehigh Gas Entities, the Selected Lehigh Gas Entities contributed the Contributed Assets to the Partnership. In consideration of the Contributed Assets, the Partnership issued and/or distributed to the Selected Lehigh Gas Entities an aggregate: 625,000 Common Units, representing 8.3% of the Common Units outstanding, and 7,525,000 Subordinated Units, representing 100.0% of the Subordinated Units outstanding, which comprise in the aggregate 54.2% of the total Common Units and Subordinated Units outstanding.

Omnibus Agreement

On the Closing Date, in connection with the closing of the Offering, the Partnership entered into an Omnibus Agreement (the “Omnibus Agreement”) by and among the Partnership, the General Partner, LGC, LGO and, for limited purposes, Joseph V. Topper, Jr. Mr. Topper is the Chief Executive Officer and Chairman of the board of directors of the General Partner.

Pursuant to the Omnibus Agreement, among other things, LGC will provide the Partnership and the General Partner with management, administrative and operating services. These services include accounting, tax, corporate record keeping and communication, legal, financial reporting, internal audit support, compliance, maintenance of internal controls, environmental compliance and remediation management oversight, treasury, tax reporting, information technology and other administrative staff functions, and arrange for administration of insurance programs. As the Partnership will not have any employees, LGC will provide the Partnership with personnel necessary to carry out the services to be provided under the Omnibus Agreement and any other services necessary to operate the Partnership’s business. The Partnership does not have any obligation to compensate the officers of the General Partner or employees of LGC. The initial term of the Omnibus Agreement is four years and will automatically renew for additional one-year terms unless any party provides written notice to the other parties 180 days prior to the end of the term of the Omnibus Agreement.  The Partnership has the right to terminate the Omnibus Agreement at any time during the initial term upon 180 days’ prior written notice.

The Partnership is required to pay LGC a management fee, which is initially an amount equal to (1) $420,000 per month plus (2) $0.0025 for each gallon of motor fuel the Partnership distributes per month. In addition, and subject to certain restrictions on LGC’s ability to incur third-party fees, costs, taxes and expenses, the Partnership is required to reimburse LGC and the General Partner for all reasonable out-of-pocket third-party fees, costs, taxes and expenses incurred by LGC or the General Partner on the Partnership’s behalf in connection with providing the services required to be provided by LGC under the Omnibus Agreement.

The Partnership also received a right of first refusal on any acquisition opportunities identified by Topper, LGC, LGO or their controlled affiliates in any business primarily engaged in the wholesale motor fuel distribution or retail gas station operation businesses for so long as Topper, LGC and LGO or their controlled affiliates, individually or as part of a group, control the General Partner.

The Partnership also received a right of first offer on any assets or businesses primarily engaged in the wholesale motor fuel distribution or retail gas station operation businesses that Topper, LGC, LGO or their controlled affiliates decides to attempt to sell for so long as Topper, LGC and LGO or their controlled affiliates, individually or as part of a group, control the General Partner.

The Omnibus Agreement also provides for certain indemnification obligations between LGC and the Partnership, which is inclusive of the environmental liabilities.

Second Amended and Restated Credit Agreement

On the Closing Date, in connection with the Offering, the Partnership entered into a Second Amended and Restated Credit Agreement among the Partnership, as borrower, and a syndicate of banks including KeyBank National Association, as Administrative Agent, as Collateral Agent, as L/C Issuer, as Joint Lead Arranger and as Joint Book Runner (the “New Credit Agreement”).

The New Credit Agreement, maturing on October 30, 2015 consists of a $249 million senior secured revolving credit facility, a swingline loan up to $7.5 million and standby letters of credit up to an aggregate of $35 million.  The revolving credit facility can be increased from time to time upon the Partnership’s written request, subject to certain conditions, up to an additional $75 million.  All obligations under the New Credit Agreement are secured by substantially all of the Partnership’s assets and substantially all of the assets of the Partnership’s subsidiaries.

Borrowings under the revolving credit facility will bear interest, at the Partnership’s option, at (1) a rate equal to the London Interbank Offered Rate (“LIBOR”), for interest periods of one, two, three or six months, plus a margin of 2.25% to 3.50% per annum, depending on the Partnership’s Combined Leverage Ratio (as defined in the New Credit Agreement) or (2) (a) a base rate equal to the greatest of, (i) the federal funds rate, plus 0.5%, (ii) LIBOR for one month interest periods, plus 1.00% per annum or (iii) the rate of interest established by Agent, from time to time, as its prime rate, plus (b) a margin of 1.25% to 2.50% per annum depending on the Partnership’s Combined Leverage Ratio. In addition, the Partnership will incur a commitment fee based on the unused portion of the revolving credit facility at a rate of 0.375% to 0.50% per annum depending on the Partnership’s Combined Leverage Ratio.

The New Credit Agreement contains two financial covenants. One requires the Partnership to maintain a Combined Leverage Ratio no greater than 4.40 to 1.00 (or 4.25 to 1.00 after December 31, 2013) measured quarterly on a trailing four quarters’ basis. The second requires the Partnership to maintain a Combined Interest Charge Coverage Ratio (as defined in the New Credit Agreement) of at least 3.00 to 1.00.

The New Credit Agreement prohibits the Partnership from making distributions to unitholders if any potential default or event of default occurs or would result from the distribution, the Partnership is not in compliance with its financial covenants or the Partnership has lost its status as a partnership for U.S. federal income tax purposes. In addition, the New Credit Agreement contains various covenants that may limit, among other things, the Partnership’s ability to grant liens; create, incur, assume or suffer to exist other indebtedness; or make any material change to the nature of the Partnership’s business, including mergers, liquidations and dissolutions; and make certain investments, acquisitions or dispositions.

PMPA Franchise Agreement

In connection with the Offering, the Partnership, and LGO entered into a PMPA Franchise Agreement (the “Wholesale Supply Agreement”).  Pursuant to the Wholesale Supply Agreement, the Partnership will be the exclusive distributor of motor fuel to all sites operated by LGO for a period of 15 years.  The Partnership has the right to impose the brand of fuel that will be distributed to LGO under the Wholesale Supply Agreement. There are no minimum volume requirements that LGO is required to satisfy.  The Partnership will charge LGO the “dealer tank wagon” prices for each grade of product in effect at the time title to the product passes to LGO.

Long-term Incentive Plan

In connection with the Offering, the General Partner has adopted the Lehigh Gas Partners LP 2012 Incentive Award Plan (the “Plan”), a long-term incentive plan for employees, officers, consultants and directors of the General Partner and any of its affiliates, including LGC, who perform services for the Partnership which consists of restricted units, unit options, performance awards, phantom units, unit awards, unit appreciation rights, distribution equivalent rights and other unit-based awards. Various limits and restrictions are attached to these awards. The Plan will be administered by our board of directors or a committee thereof (the “Plan Administrator”). The board of directors of our General Partner has determined to grant up to 500,000 phantom units under the Plan to employees of LGC, other than the Chief Executive Officer of our General Partner, within 180 days after the closing of the Offering. The maximum number of Common Units that may be delivered with respect to awards under the Plan is 1,505,000.

The Plan Administrator may terminate or amend the Plan at any time with respect to any of our Common Units for which a grant has not yet been made. The Plan Administrator also has the right to alter or amend the Plan or any part of the Plan from time to time, including increasing the number of Common Units that may be granted, subject to unit holder approval as required by the exchange upon which our Common Units are listed at that time.

However, no change in any outstanding grant may be made that would adversely affect the rights of a participant with respect to awards granted to a participant prior to the effective date of such amendment or termination, except that the board of directors of our General Partner may amend any award to satisfy the requirements of Section 409A of the U.S. Internal Revenue Code. The Plan will expire on the tenth anniversary of its approval, when Common Units are no longer available under the Plan for grants or upon its termination by the Plan Administrator, whichever occurs first.

Underwriting Agreement

On October 24, 2012, the Partnership entered into an Underwriting Agreement (the “Underwriting Agreement”) by and among the Partnership, the General Partner, LGC, Topper, Lehigh Gas Wholesale LLC (“LG LLC”), Lehigh Gas Wholesale Services, Inc. (“LGW”), LGP Realty Holdings GP LLC (“LGP Realty GP”), LGP Realty Holdings LP (“LGP Realty” and, collectively with the Partnership, the General Partner, LGW, LG LLC, LGP Realty GP and LGP Realty, the “Partnership Parties”), LGO, Lehigh Gas Ohio II, LLC (“LGO Distributee”), Kwik Pik — Ohio Holdings, LLC (“KPO”), Kimber Petroleum Corporation (“KPC”), Kwik Pik — PA, LLC (“KPP” and, collectively with LGC, Topper, LGO, Lehigh Gas — Ohio Holdings, LLC, LGO Distributee, Energy Realty GP LLC, ERNJ, LLC, KPO, KPC and Joseph V. Topper, Jr. Family Trust (the “Topper Group Parties”) and Raymond James & Associates, Inc. (the “Representative”), as representative of the Underwriters, providing for the offer and sale by the Partnership, and the purchase by the Underwriters, of 6,000,000 Common Units at a price to the public of $20.00 per Common Unit ($18.70 per Common Unit, net of underwriting discounts, and before payment of a structuring fee). Pursuant to the Underwriting Agreement, the Partnership also granted the Underwriters an option for a period of 30 days to purchase up to an additional 900,000 Common Units on the same terms. The material terms of the Offering are described in the Prospectus.

Raymond James Bank, N.A., an affiliate of the Representative, is a lender under the New Credit Facility.

The Underwriting Agreement contains customary representations, warranties and agreements of the parties, and customary conditions to closing, obligations of the parties and termination provisions. The Partnership Parties and the Topper Group Parties, other than Topper, have agreed to indemnify the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended, and to contribute to payments the Underwriters may be required to make because of any of those liabilities.

As a result of the Offering, the Partnership received proceeds (net of underwriting discounts and structuring fees, but before $6.0 million of estimated Offering expenses) from the Offering of approximately $128.3 million. Of this amount the proceeds of approximately $16.7 million related to the full exercise by the Underwriters of their over-allotment option was distributed to Joseph V. Topper, Jr., the Chairman of the board of directors and Chief Executive Officer of the General Partner of the Partnership, and to certain of Mr. Topper’s affiliates and family trusts, and to John B. Reilly, III, a member of the board of directors of the General Partner of the Partnership. As described in the Prospectus, the net proceeds from the Offering retained by the Partnership were applied on the Closing Date or will be applied to (a) the repayment of approximately $57.8 million of indebtedness outstanding under the New Credit Facility, which was drawn on the Closing Date and applied on that date to the repayment in full of the indebtedness then outstanding under our Predecessor’s prior credit facility; (b) the repayment in full of $14.3 million aggregate principal amount in outstanding mortgage notes; (c) the payment of $13.0 million to entities owned by adult children of Warren S. Kimber, Jr., a director of the General Partner, as consideration for the cancellation of mandatorily redeemable preferred equity of our Predecessor owned by these entities and to pay these entities for accrued but unpaid dividends on the mandatorily redeemable preferred equity of $0.5 million; (d) the distribution of an aggregate of $20.0 million cash to certain of the Topper Group Parties as reimbursement for certain capital expenditures made by the Topper Group Parties with respect to the assets they contributed, and/or consideration for the purchase of all of the assets of one or more of the entities contributed to the Partnership in connection with the Offering.

Offering Costs

In connection with the Offering, the Predecessor had incurred legal, accounting, and related costs, certain of  which will be reimbursed by the Partnership as a result of the consummation of the Offering. Certain of these costs have been deducted from the gross proceeds of the Offering. Offering costs have not been accrued because the Predecessor Entity did not have an obligation to reimburse its affiliates for such costs until the closing of the Offering. As of September 30, 2012, the Predecessor Entity had incurred costs in connection with the Offering of approximately $8.0 million.

Acquisitions

On November 19, 2012, the Partnership signed a long-term lease agreement with Getty Realty to lease 25 properties located in northern New Jersey.  The initial lease term is for 15 years with options for multiple renewal terms.

On November 30, 2012, the Partnership entered into an Asset Purchase Agreement (the “Initial Agreement”) with Dunmore Oil Company, Inc. and Jojo Oil Company, Inc. (together, the “Sellers”), and, for limited purposes, with Joseph Gentile, Jr., and an amendment thereto on December 4, 2012 ( together with the Initial Agreement, the “Purchase Agreement”), pursuant to which the Sellers will sell and assign to the Partnership all of the assets (the “Assets”) which are held or used by the Sellers in connection with their gasoline and diesel retail outlet business and their related convenience store business (the “Retail Business”). In connection with this transaction, the Partnership will acquire 24 motor fuel service stations, 23 of which will be fee simple interests and one of which will be a leasehold interest.

As part of transactions contemplated by the Purchase Agreement, LGO will operate the Retail Business and certain of the Assets and liabilities under the Purchase Agreement will be assigned by the Partnership to LGO. Following the consummation of the transactions contemplated by the Purchase Agreement (the “Dunmore Closing”), the Sellers will be permitted to continue to operate certain portions of its business relating to sales of heating oil, propane and unbranded motor fuels. Under the Purchase Agreement, as consideration for the Assets, the Partnership will pay $28.5 million in cash to the Sellers and $500,000 in cash to Mr. Gentile (collectively, the “Asset Purchase Price”). In addition to the Asset Purchase Price, it is contemplated that LGO will pay to the Sellers certain amounts for the Sellers’ inventory relating to the Retail Business as of the Dunmore Closing, as specified in the Purchase Agreement.

Lehigh Gas Entities (Predecessor)

UNAUDITED CONDENSED COMBINED BALANCE SHEETS

As of September 30, 2012 and December 31, 2011

(Amounts in thousands)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$926	$2,082
Accounts receivable, less allowance for doubtful accounts of $61 and $37 at September 30, 2012 and December 31, 2011, respectively	4,118	5,766
Accounts receivable from affiliates	23,325	5,854
Inventories	—	1,247
Environmental indemnification asset—current portion	7,425	6,418
Notes receivable	675	675
Assets of operations held for sale	8,296	743
Other current assets	8,182	5,197
Total current assets	52,947	27,982
Property and equipment, net	218,538	202,393
Intangible assets, net	10,516	12,379
Goodwill	4,487	4,487
Environmental indemnification asset—noncurrent portion	11,604	16,063
Notes receivable	675	1,350
Deferred financing fees, net and other assets	4,480	6,482
Total assets	$303,247	$271,136
Liabilities and owners’ deficit
Current liabilities:
Current portion of long-term debt, net	$9,715	$7,757
Current portion of financing obligations	6,110	5,294
Accounts payable	25,059	13,166
Fuel taxes payable	9,748	7,777
Environmental reserve—current portion	7,733	6,418
Liabilities of operations held for sale	8,296	183
Accrued expenses and other current liabilities	5,203	3,920
Total current liabilities	71,864	44,515
Long-term portion of debt, net of discount	160,944	177,529
Long-term financing obligations	73,131	41,150
Mandatorily redeemable preferred equity	12,000	12,000
Environmental reserve—noncurrent portion	14,539	19,401
Other long-term liabilities	8,837	9,228
Total liabilities	341,315	303,823
Commitments and contingencies (Note 11)
Owners’ deficit	(38,068)	(32,687)
Total liabilities and owners’ deficit	$303,247	$271,136

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

Lehigh Gas Entities (Predecessor)

UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

For the Three and Nine Months Ended September 30, 2012 and 2011

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Revenues from fuel sales	$235,752	$331,784	$782,663	$968,263
Revenues from fuel sales to affiliates	199,665	58,168	518,073	197,707
Rental income	3,184	3,320	9,268	9,385
Rental income from affiliates	2,005	1,959	4,734	5,380
Revenues from retail merchandise and other	3	400	10	1,051
Total revenues	440,609	395,631	1,314,748	1,181,786
Costs and expenses:
Cost of revenues from fuel sales	230,531	328,749	764,757	950,151
Cost of revenues from fuel sales to affiliates	195,201	50,473	507,473	187,365
Cost of revenues for retail merchandise and other	—	311	—	805
Rent expense	3,464	2,458	8,326	6,979
Operating expenses	1,825	1,475	5,022	4,849
Depreciation and amortization	3,524	3,105	11,952	8,541
Selling, general and administrative expenses	3,722	3,037	14,280	9,862
(Gain) loss on sale of assets	(146)	17	(3,119)	(1,615)
Total costs and operating expenses	438,121	389,625	1,308,691	1,166,937
Operating income	2,488	6,006	6,057	14,849
Interest expense, net	(3,388)	(3,123)	(10,281)	(9,727)
Other income, net	372	290	1,437	727
(Loss) income from continuing operations	(528)	3,173	(2,787)	5,849
Income (loss) from discontinued operations	78	105	549	(561)
Net (loss) income and comprehensive (loss) income	$(450)	$3,278	$(2,238)	$5,288

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

Lehigh Gas Entities (Predecessor)

UNAUDITED CONDENSED COMBINED STATEMENTS OF OWNERS’ DEFICIT

(Amounts in thousands)

Owners’ Deficit
December 31, 2011	$(32,687)
Net loss and comprehensive loss	(2,238)
Contributions from owners	3,520
Distributions to owners	(6,663)
September 30, 2012	$(38,068)

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

Lehigh Gas Entities (Predecessor)

UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2012 and 2011

(Amounts in thousands)

	September 30, 2012	September 30, 2011
Cash Flows From Operating Activities
Net (loss) income	$(2,238)	$5,288
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	12,036	8,718
Accretion of interest	287	—
Amortization of debt discount	584	492
Amortization of deferred financing fees	537	288
Accretion of below market leases	377	203
Gain on disposal of assets	(3,356)	(1,075)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,193	1,094
Accounts receivable from affiliates	(17,387)	(8,391)
Inventories	1,049	128
Environmental indemnification asset	3,452	4,325
Other current assets	(3,034)	(2,383)
Other assets	1,608	701
Accounts payable	11,987	4,119
Fuel taxes payable	1,971	(1,252)
Accrued expenses and other current liabilities	1,295	(566)
Environmental reserves	(3,547)	(2,531)
Other long-term liabilities	(446)	(822)
Net cash provided by operating activities	6,368	8,336
Cash Flows From Investing Activities
Proceeds from sale of property and equipment	4,012	6,353
Purchase of property and equipment	(1,264)	(3,197)
Principal payment on notes receivable	675	1,405
Cash paid in connection with acquisitions, net of cash acquired	(500)	(33,126)
Net cash provided by (used in) investing activities	2,923	(28,565)
Cash Flows From Financing Activities
Proceeds from long-term debt	13,441	19,568
Repayment of long-term debt	(20,540)	(4,438)
Proceeds from financing obligations	—	21,619
Repayment of financing obligations	(554)	(9,512)
Advances from affiliates	492	4,495
Payment on notes payable	—	(1,323)
Payment of deferred financing fees	(143)	(1,685)
Contribution from owners	3,520	3,887
Distributions to owners	(6,663)	(12,948)
Net cash (used in) provided by financing activities	(10,447)	19,663
Net decrease in cash and cash equivalents	(1,156)	(566)
Cash and Cash Equivalents
Beginning of period	2,082	2,988
End of period	$926	$2,422

(Continued)

Lehigh Gas Entities (Predecessor)

UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Continued)

For the Nine Months Ended September 30, 2012 and 2011

(Amounts in thousands)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

	September 30, 2012	September 30, 2011
Non-cash transfer of assets and liabilities from Getty Capital Lease Obligation and Asset Retirement Obligation
Total assets	$34,200	—
Total liabilities	$(34,200)	—
Non-cash transfer of assets and liabilities from Kwik Pik Ohio LLC to Lehigh Gas Ohio—LLC
Total assets	$588	—
Total liabilities	$(588)	—
Receipt of note receivable in connection with the sale of 32 Locations	—	$2,700

Cash Paid For Interest	$5,863	$7,639

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

Lehigh Gas Entities (Predecessor)

UNAUDITED NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2012 and 2011

(Amounts in thousands)

1. Organization and Basis of Presentation

The accompanying Predecessor Entity’s unaudited special purpose condensed combined financial statements represent the financial statement combination of certain entities under common control (LGC, Energy Realty OP LP, EROP-Ohio Holdings, LLC, Lehigh-Kimber Petroleum Corporation, Lehigh-Kimber Realty, LLC, Kwik Pik-Ohio LLC and Kwik Pik Realty-Ohio LLC

LGC, a Delaware corporation, is one of the entities that comprise the Predecessor Entity and is the entity that has been in operation and under common control for the entirety of the periods presented in the unaudited special purpose condensed combined financial statements. Accordingly, LGC is deemed to be the acquirer of the other entities included in the Predecessor Entity who were acquired during the periods presented in the unaudited special purpose condensed combined financial statements and are included in the unaudited special purpose combined financial statements. During the periods covered by the unaudited special purpose condensed combined financial statements, acquisitions have occurred of certain Locations and contractual rights to distribute motor fuels (“wholesale fuel supply agreements”) to Independent Dealers who own or lease their retail Locations from unrelated third-parties.

On the Closing Date, the Predecessor Entity Contributed Assets and certain liabilities to the Partnership. The Partnership issued Common Units and Subordinated Units to the shareholders or their assigns of the Predecessor Entity in consideration of their transfer of the Contributed Assets to the Partnership. An entity ultimately controlled by the majority shareholder of the Predecessor Entity controls the General Partner that manages the Partnership’s business. Accordingly, the accompanying unaudited special purpose condensed combined financial statements are presented in accordance with SEC requirements for predecessor financial statements. The management of the Partnership has determined the presentation of the accompanying unaudited special purpose condensed combined financial statements includes the most significant and relevant historical financial information representing the past performance of the Contributed Assets forming the Partnership and is therefore relevant financial information for its investors.

The accompanying unaudited special purpose condensed combined financial statements exclude certain affiliate entities under common control during the periods presented, including LGO and other entities owned and/or operated by the equity-holders of the Predecessor Entity. These entities’ assets, liabilities, operations and/or equity interests were not contributed to the Partnership. Additionally, certain liabilities, and certain assets and operations of the Predecessor Entity were also not contributed (“Non-Contributed Assets”) to the Partnership as they did not fit the strategic and geographic plans of the Partnership. However, the Non-Contributed Assets, liabilities and operations are not significant, and are included in the accompanying unaudited special purpose condensed combined financial statements.

The Predecessor Entity is principally engaged in the business of: (i) distributing motor fuels (using third-party transportation services providers)—on a wholesale basis to Sub-wholesalers, Independent Dealers, Lessee Dealers, LGO and other related entities, and others, and (ii) ownership or lease of Locations and, in turn, generating rental-fee income revenue from Lessee Dealers. As a result of acquiring the Contributed Assets in connection with the Offering, the Partnership is engaged in substantially the same business and revenue generating activities as the Predecessor Entity.

The accompanying unaudited special purpose condensed combined financial statements include the accounts of the Predecessor Entity. All significant intercompany balances and transactions have been eliminated in combination. The historical cost-based accounts of the Predecessor Entity, including revenues for rental income and contra-expense amounts for management fees, have been charged to other affiliated entities outside of the Predecessor Entity. Management has determined that the method of expense allocation used is reasonable and that these charges are reasonable. However, because of certain related-party relationships and transactions (Note 13), these unaudited special purpose condensed combined financial statements may not necessarily be indicative of the conditions that could have existed or results of operations that could have occurred if the Predecessor Entity had entered into similar arrangements with non-affiliated entities.

Interim Financial Statements

The accompanying interim unaudited special purpose condensed combined financial statements and related disclosures are unaudited and have been prepared in accordance with GAAP on the same basis as the audited special purpose combined financial statements for the year ended December 31, 2011 and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Predecessor Entity’s financial position as of September 30, 2012, and the results of its operations, and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any other future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC’s rules and regulations for interim financial statements. These unaudited special purpose condensed combined financial statements should be read in conjunction with the audited special purpose combined financial statements and accompanying notes for the year ended December 31, 2011, included in the Registration Statement.

Significant Accounting Policies

The Predecessor Entity’s significant accounting policies are disclosed in the audited special purpose combined financial statements for the year ended December 31, 2011, included in the Registration Statement.  Since the date of those financial statements, there have been no changes to the Predecessor Entity’s significant accounting policies.

Reclassification

Certain items in the December 31, 2011, Predecessor Entity’s unaudited special purpose condensed combined financial statements have been reclassified to conform to the September 30, 2012, presentation.  Such reclassifications had no effect on previously reported 2011 net income or combined owners’ deficit at December 31, 2011.

Revenue Recognition

Revenues from wholesale fuel sales are recognized when fuel is delivered to the customer. Rental income is recognized on a straight-line basis over the term of the lease. Retail merchandise sales are recognized net of applicable provisions for discounts and allowances upon delivery, generally at the point of sale.

The amounts recorded for bad debts are generally based upon a specific analysis of aged accounts while also factoring in any new business conditions that might impact the historical analysis, such as market conditions and bankruptcies of particular customers. Bad debt provisions are included in selling, general and administrative expenses. The following table presents the Predecessor Entity’s products as a percentage of total sales for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gasoline	94.4%	92.5%	94.2%	92.2%
Diesel fuel	5.6%	7.5%	5.8%	7.8%
Total	100.0%	100.0%	100.0%	100.0%

Cost of Sales

The Predecessor Entity includes in cost of sales all costs incurred to acquire wholesale fuel, including the costs of purchasing and transporting inventory prior to delivery to our wholesale customers. Cost of sales does not include any depreciation of our property, plant and equipment. Depreciation is separately classified in the Predecessor Entity’s unaudited special purpose condensed combined statements of operations. Total cost of sales of suppliers who accounted for 10% or more of the Predecessor Entity’s total combined cost of sales during the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
ExxonMobil	40.3%	48.6%	40.5%	48.9%
Motiva Enterprises	17.1%	24.7%	19.0%	24.5%
Valero	4.2%	13.1%	4.2%	12.3%
BP Products	28.6%	5.1%	26.5%	5.1%

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). Both ASU’s are effective for interim reporting periods beginning after December 15, 2011. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. ASU 2011-12 defers the changes in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented. The Predecessor Entity adopted this guidance as of January 1, 2012, retrospectively for the all periods presented. The adoption of this ASU did not have a material impact on the unaudited special purpose condensed combined financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This ASU changes certain fair value measurement principles and enhances the disclosure requirements and is effective for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The Predecessor Entity adopted this guidance as of January 1, 2012. The adoption of this ASU did not have a material impact on the unaudited special purpose condensed combined financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”) on impairment testing for indefinite-lived intangible assets. ASU 2012-02 amends FASB Codification Topic 350, Intangibles-Goodwill and Other to allow, but not require, an entity, when performing its annual or more frequent indefinite-lived intangible asset impairment test, to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Predecessor Entity is currently evaluating ASU 2012-02. The adoption of this ASU is not expected to have a significant impact on the Predecessor Entity’s unaudited special purpose condensed combined financial statements.

2. Acquisitions

In evaluating potential acquisition candidates, the Predecessor Entity considers a number of factors, including strategic fit, desirability of location, purchase price, and the Predecessor Entity’s ability to improve the productivity and profitability of a location and/or wholesale supply agreement through the implementation of the Predecessor Entity’s operating strategy. The ability to create accretive financial results and/or operational efficiencies due to the relative operational scale and/or geographic concentration, among other strategic factors, may result in a purchase price in excess of the fair value of identifiable assets acquired and liabilities assumed, resulting in the recognition of goodwill. The Predecessor Entity strives to make its acquisitions accretive to owners’ equity and provide a reasonable long-term return on investment. Goodwill recorded in connection with the acquisitions is primarily attributable to the assembled workforce of the acquired businesses and the synergies expected to arise after the Predecessor Entity’s acquisitions of those businesses.

The Predecessor Entity concluded that the historical balance sheet and operating information concerning the acquisitions discussed below, would not be meaningful to investors of the Partnership because, among other reasons, the Predecessor Entity changed fundamentally the nature of the revenue producing assets acquired from the manner in which they were used by their respective sellers. Thus, presenting historical financial information regarding the acquisitions would mislead investors in the Partnership. Moreover, the sellers were unwilling to provide complete financial information for the acquisitions for periods prior to the closing date of the acquisition and, accordingly, the preparation of historical financial information is impracticable.

Shell Retail Gas Stations and Wholesale Fuel Supply Agreement Acquisition

The Predecessor Entity acquired from Motiva Enterprises, LLC (“Motiva”), an unrelated third-party, a total of 26 Shell Oil Company (“Shell”) branded gas stations and convenience stores (“Shell Locations”) located in the State of New Jersey under the terms of an Asset Purchase and Sale Agreement (the “Motiva Asset Agreement”) and also acquired 56 wholesale fuel supply agreements under the terms of an Agreement to Assign Retailer Instruments with Reversionary Rights (the “Motiva Assignment Agreement”). Taken together, the Motiva Asset Agreement and the Motiva Assignment Agreement are collectively referred to herein as the “Motiva Transaction”. The Motiva Transaction was accounted for as a business combination, in accordance with the guidance under Accounting Standards Codification 805, Business Combinations, for accounting purposes.

The Motiva Transaction acquisition closing dates were in May 2011 with respect to the acquisition of 14 Shell Locations and the wholesale fuel sale supply agreements and in August 2011 for the remaining 12 Shell Locations. The Predecessor Entity acquired fee simple interest in 21 of the Shell Locations and leasehold interests in the other 5 of the Shell Locations, with all of the Shell Locations considered company owned and independent dealer operated on the acquisition closing dates. The Motiva Transaction is expected to enhance the Predecessor Entity’s presence in the New Jersey marketplace by increasing market share, expanding and enhancing the geographical distribution of operations, and further increasing the wholesale supply business.

The Motiva Transaction aggregate purchase price consideration was $30,414 of cash consideration, funded with proceeds of $20,337 of borrowings under a credit agreement and the remaining balance from available cash-on-hand.

The following table summarizes the fair values of the assets acquired and liabilities assumed:

Land	$10,850
Buildings	7,830
Equipment	5,470
Wholesale fuel supply agreements	5,734
Lease agreements with above average market value	337
Total identifiable assets	$30,221
Environmental liabilities	$1,521
Total liabilities assumed	1,521
Net identifiable assets acquired	28,700
Goodwill	1,714
Net assets acquired	$30,414

The fair value of land, buildings, and equipment was determined using a cost approach, with the fair value of an asset estimated by reference to the replacement cost to obtain a substitute asset of comparable features and functionality, and is the amount a willing market participant would pay for such an asset, taking into consideration the asset condition as well as any physical deterioration, functional obsolescence, and/or economic obsolescence. The buildings and equipment are being depreciated on a straight-line basis, with estimated useful life of 20 years for buildings and 3 to 10 years for equipment. Land is not depreciated.

The fair value of the wholesale fuel supply agreements was determined using an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the wholesale fuel supply agreements over their estimated remaining useful life, using probability- weighted cash flows, generally assumed to extend through the term of the wholesale fuel supply contracts, and using discount rates considered appropriate given the inherent risks associated with this type of agreement. The Predecessor Entity believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel supply agreements are being amortized on a proportional basis corresponding to the average attrition rate of the wholesale fuel supply agreements over an estimated weighted average useful life of approximately 10 years.

Under the terms of a separate brand fee agreement with Shell Oil Company, the Predecessor Entity is entitled to operate the Shell Locations’ acquired in the Motiva Transaction under the Shell-branded trade name and related trade logos.

Other

During 2011 and 2012, as part of the Predecessor Entity’s effort to increase market share, expand and enhance the geographical distributions and further increase the wholesale supply business, the Predecessor Entity acquired 4 and 1 location(s), respectively, which individually and in the aggregate represented immaterial acquisitions for the periods presented.

3. Discontinued Operations and Assets Held for Sale

Discontinued Operations

As part of certain sale transactions, the Predecessor Entity may continue to distribute motor fuels on a wholesale basis to a divested site. In addition, the Predecessor Entity has the right to monitor and, if necessary, impose conditions on the operations of a divested site to ensure that the purchaser is complying with the terms and conditions of the franchise agreement covering such site. Accordingly, the Predecessor Entity has the ability to exert significant influence over the divested site, and thus the Predecessor Entity has significant continuing involvement and the divested sites are not deemed to be discontinued operations. The Predecessor Entity classifies Locations as discontinued when operations and cash flows will be eliminated from the ongoing operations and the Predecessor Entity will not retain any significant continuing involvement in the operations after the respective sale transactions. For all periods presented, all of the operating results for these discontinued operations were removed from continuing operations and were presented separately as discontinued operations in the unaudited special purpose condensed combined statements of operations. The notes to the unaudited special purpose condensed combined financial statements were adjusted to exclude discontinued operations unless otherwise noted. The following operating results of the Locations are included in discontinued operations for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Revenues from fuel sales	$1,217	$1,372	$3,775	$4,326
Revenues from fuel sales to affiliates	1,605	1,701	4,726	4,670
Rental income	31	32	91	95
Rental income from affiliates	85	85	254	254
Total revenues	2,938	3,190	8,846	9,345
Costs and Expenses:
Cost of revenues from fuel sales	1,187	1,346	3,669	4,247
Cost of revenues from fuel sales to affiliates	1,590	1,686	4,692	4,631
Operating expenses	44	7	49	51
Depreciation and amortization	26	32	84	177
(Gain) loss on sale of assets	—	—	(237)	540
Total costs and operating expenses	2,847	3,071	8,257	9,646
Operating income (loss)	91	119	589	(301)
Interest expense, net	(13)	(14)	(40)	(260)
Income (loss) from discontinued operations	$78	$105	$549	$(561)

Discontinued operations have not been segregated in the unaudited special purpose condensed combined statements of cash flows.

Assets of Operations Held for Sale

In addition to the discontinued operations disclosed above, the Predecessor Entity has classified 17 and two Locations as of September 30, 2012, and December 31, 2011, respectively, as held-for-sale. In connection with the classification as held-for-sale, the Predecessor Entity recognized a loss of $269 for the nine month period ended September 30, 2012, and this amount has been included in depreciation and amortization expense. The loss represents the impairment recognized to present value the held-for-sale Locations at the lower of cost or fair value, less costs to sell. The fair values, less costs to sell were determined based on negotiated amounts with unrelated third parties. No impairment was recognized to present the 2 Locations at the lower of cost or fair value at December 31, 2011. The Predecessor Entity expects to complete the sale of these Locations within the next twelve months. The losses, including the direct costs to transact a sale, for the held-for-sale Locations could differ from the ultimate sales price due to the fluidity of the negotiations, price volatility, changing interest rates, and future economic conditions.

	September 30, 2012	December 31, 2011
Assets held for sale:
Property and equipment, at cost:
Land	$5,444	$388
Buildings and improvements	3,098	376
Equipment and other	1,535	20
Total property and equipment, at cost	10,077	784
Less accumulated depreciation	(1,781)	(41)
Total assets held for sale	8,296	743
Liabilities related to assets held for sale:
Long-term debt	8,296	183
Total liabilities related to assets held for sale	8,296	183
Net assets held for sale	$—	$560

4. Inventory

Inventory consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Gasoline	$—	$943
Diesel fuel	—	174
Kerosene	—	44
Store merchandise	—	86
Total inventory	$—	$1,247

Inventory amounts in the table above are shown net of obsolescence. Our reserve for obsolescence is not material to the unaudited special purpose condensed combined balance sheets for any of the periods presented.  Effective July 1, 2012, all inventory was transferred to LGO, an affiliated entity that is not being contributed to the Partnership.

5. Property and Equipment, net

Property and equipment, net consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Land	$102,874	$110,614
Buildings and improvements	95,996	77,497
Leasehold improvements	4,396	4,778
Equipment and other	51,544	38,118
Property and Equipment—Total	254,810	231,007
Less: Accumulated depreciation and amortization	(36,272)	(28,614)
Property and equipment, net	$218,538	$202,393

Depreciation expense was approximately $3,164 and $2,416 for the three months ended September 30, 2012 and 2011, respectively, and approximately $10,211 and $6,867 for the nine months ended September 30, 2012 and 2011, respectively.

6. Goodwill and Intangible Assets

Intangible assets consist of the following:

	September 30, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Dealer contracts	$16,452	$(6,633)	$9,819	$20,428	$(8,879)	$11,549
Customer lists	150	—	150	150	—	150
Trademarks	134	(37)	97	134	(27)	107
Above market leases	822	(372)	450	822	(249)	573
Total	$17,558	$(7,042)	$10,516	$21,534	$(9,155)	$12,379

The aggregate amortization expense was approximately $360 and $689 for the three months ended September 30, 2012, and 2011, respectively, and approximately $1,741 and $1,674 for the nine months ended September 30, 2012 and 2011, respectively.

Goodwill was $4,487 as of September 31, 2012 and December 31, 2011.

7. Debt

	September 30, 2012	December 31, 2011
Revolving term loan, net of discount	$165,005	$164,264
Term loan, net of discount	—	6,077
Mortgage Notes	13,950	15,128
	178,955	185,469
Less liabilities of operations held for sale	8,296	183
Less current portion	9,715	7,757
Long-term portion	$160,944	$177,529

Revolving Term Loan

On December 30, 2010, the Predecessor Entity entered into a $175,000 revolving term loan credit facility with a syndicate of lenders. The term loan portion of $135,000 is payable in quarterly principal amounts of $1,600, which payments commenced on September 30, 2011. The revolving facility had a borrowing capacity of $40,000 of which $15,000 may be drawn upon for operating purposes, $5,000 may be used for short term advances and $20,000 may be used to issue letters of credit. The Predecessor Entity is subject to an initial fee of 25 basis points of the stated amount for any letters of credit issued. The Predecessor Entity had approximately $19,150 and $11,200 in outstanding letters of credit as of September 30, 2012 and December 31, 2011, respectively.

Both the term and revolving portions of the credit facility mature on December 30, 2015. Pursuant to the terms of the credit facility, the Predecessor Entity may increase its borrowing capacity by $75,000 for acquisition related purposes. During 2011, the Predecessor Entity increased the borrowing capacity under its term loan by $20,000 in connection with the Shell acquisition as discussed in Note 2.

In February 2012, the Predecessor Entity increased the borrowing capacity of the revolving facility by $8,000 in order to pay off the Term Loan (as defined herein) discussed below. The initial proceeds used under the revolving term facility were used to refinance several credit facilities held by the Predecessor Entity. After these amendments, the term loan portion of the facility is $155,000 and the borrowing capacity of the revolving credit facility is $48,000. In addition, the quarterly principal amounts increased to $2,600. Borrowings under the revolving term loan credit facility bear interest at a floating rate which, at the Predecessor Entity’s option, may be determined by reference to a LIBOR rate or a base rate plus an applicable margin ranging from 1.25% to 3.00%. Short term advances bear interest at a base rate plus an applicable margin. The Predecessor Entity’s applicable margin is determined by certain combined leverage ratios at the time of borrowing as set forth in the credit agreement. The Predecessor Entity is subject to a commitment fee of 50 basis points for any excess borrowing capacity over the outstanding principal borrowings under the revolver portion of the credit facility. As of September 30, 2012 and December 31, 2011, the credit facility had an interest rate of 3.3% and 3.4%, respectively. Interest incurred for the three months ended September 30, 2012 and 2011 was approximately $1,555 and $1,291, respectively. Interest incurred for the nine months ended September 30, 2012 and 2011 was approximately $4,562 and $3,801, respectively.

In connection with obtaining the revolving term loan credit facility, the Predecessor Entity paid $4,226 in fees to the lenders and to third parties. In connection with the February 2012 amendment to the revolving portion of the facility, the Predecessor Entity paid $117 in lender fees.

Financing fees of $2,580 and $1,763 were recorded as discount to the carrying value of the debt and deferred financing fees, respectively. The debt discount and deferred financing fees are being amortized into interest expense over the terms of the related debt. Amortization of the debt discount and deferred financing fees were $323 and $212 for the three months ended September 30, 2012 and 2011, respectively and $1,057 and $725 for the nine months ended September 30, 2012 and 2011, respectively.

Lehigh Gas Entities (Predecessor)

NOTES TO THE UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2012 and 2011

(Amounts in thousands)

The revolving term loan credit facility is secured by liens and security interests with first priority security interest in the Predecessor Entity’s assets, including its properties. All borrowers are jointly and severally liability for obligations under the facility. LGO, a related party, is a borrower under the revolving term loan facility. The revolving term loan facility contains covenants that, subject to specified exceptions, restrict the Predecessor Entity’s ability to, among other things, incur additional indebtedness, incur liens, liquidate or dissolve, sell, transfer, lease or dispose of assets, or make loans, investments or guarantees. The revolving term loan facility includes a number of affirmative and negative covenants, which could restrict the Predecessor Entity’s operations. If the Predecessor Entity were to be in default the lenders could accelerate the Predecessor Entity’s obligation to pay all outstanding amounts. The Predecessor Entity is subject to various financial covenant restrictions under the revolving term loan facility. In September 2012, the Predecessor Entity entered into an amendment to change certain financial covenants as of June 30, 2012 and through December 31, 2015 and each fiscal quarter thereafter.

As of the Closing Date, the Predecessor had $165 million outstanding under its Revolving Term Loan Credit Facility (the “Original Facility”) with a scheduled December 2015 maturity date.  On the Closing Date, the Partnership entered into the $249 million New Credit Agreement, which superseded and replaced the Original Facility. Upon closing of the New Credit Agreement, $165 million was drawn and subsequently applied on that date to the repayment, in full, of the indebtedness then outstanding under the Original Facility.

In addition, a portion of the Offering proceeds were applied to the repayment of approximately $57.8 million of indebtedness outstanding under the New Credit Agreement.  Accordingly, as of the Closing Date, the outstanding balance of the New Credit Agreement was $111.8 million.  The $57.8 million pay-down was done at the discretion of the Partnership and was not contractually required under the terms and conditions of the New Credit Agreement.

The Original Facility included a number of affirmative and negative financial covenants.  Had the Original Facility not been paid off in connection with the Offering, and not been replaced with the New Credit Agreement, the Predecessor Entity would have needed to determine its compliance with such financial covenants as of September 30, 2012. The Predecessor Entity would not have been in compliance with certain of these financial covenants.  In the event of this non-compliance, the lenders would have had the right to potentially demand repayment of the entire outstanding balance under the Original Facility.  However, the Original Facility lenders waived this right in connection with the execution of the New Credit Agreement.

As a result of the Original Facility lender’s waiver, the execution of the New Credit Agreement, and the expected probable compliance with new covenant compliance requirements contained in the New Credit Agreement, the Predecessor Entity has classified the Original Facility’s outstanding balance as long term in the accompanying unaudited special purpose condensed combined balance sheet as of September 30, 2012.

Term Loan

On December 30, 2009 in connection with the acquisition of Uni-Mart, the Predecessor Entity issued a promissory note. The Predecessor Entity made monthly installment payments of $53, which included components of principal and interest up to the December 30, 2014 maturity date of the term loan. Borrowings under the term loan facility bore interest at a floating rate, which were determined by reference to a base rate plus an applicable margin of 2.0%. As of December 31, 2011, the term loan had an interest rate of 5.25%. In February 2012, this term loan was paid in its entirety. Interest incurred for the three months ended September 30, 2012 and 2011 was $-0- and $87, respectively. Interest incurred for the nine months ended September 30, 2012 and 2011 was $44 and $268, respectively.

In connection with obtaining the term loan, the Predecessor Entity paid $101 in lender fees and recorded as discount to the carrying value of the debt. The debt discount was being amortized into interest expense over the term of the related debt. Upon paying the term loan in its entirety in February 2012, the unamortized portion of the discount was immediately expensed. Amortization of the debt discount was $0 and $6 for the three months ended September 30, 2012 and 2011, respectively and $52 and $17 for the nine months ended September 30, 2012 and 2011, respectively.

Mortgage Notes

In June and December of 2008, the Predecessor Entity entered into several mortgage notes with two lenders for an aggregate initial borrowing amount of $23,586. Pursuant to the terms of the mortgage notes, the Predecessor Entity makes monthly installment payments that are comprised of principal and interest through maturity dates of June 23, 2023 and December 23, 2023. Since the initial borrowing the Predecessor Entity has made additional principal payments. The balance outstanding at September 30, 2012 and December 31, 2011 is $13,950 and $15,128, respectively. The mortgage notes bear interest at a floating rate which may be determined by reference to an index rate plus an applicable margin not to exceed 5.0%. As of September 30, 2012 and December 31, 2011, the weighted average interest rate was 4.0% for both periods. Interest expense for the three months ended September 30, 2012 and 2011 was approximately $147 and $148, respectively. Interest expense for the nine months ended September 30, 2012 and 2011 was approximately $445 and $481, respectively. The mortgage notes are secured by a first priority security interest in certain properties of the Predecessor Entity. The mortgage notes contain a number of affirmative and negative covenants. The Predecessor Entity is also required to comply with certain financial covenants. In May 2012, the Predecessor Entity obtained a waiver to cure its violation of certain financial covenants as of December 31, 2011. In connection with obtaining the mortgage notes, the Predecessor Entity incurred $245 in related expenses that were recorded as deferred financing fees. The deferred financing fees are being amortized into interest expense over the terms of the related debt. Amortization of deferred financing for each of the three months ended September 30, 2012 and 2011 was $4 and $3, respectively. Amortization of deferred financing for the nine months ended September 30, 2012 and 2011 was $12 and $38, respectively.

8. Getty Operating Leases and Capital Lease Obligation

In May 2012, the Predecessor Entity entered into a 15-year master lease agreement with renewal options of up to an additional 20 years. The Predecessor Entity agreed to lease buildings, improvements, equipment and real property located at 105 gas stations in the states of Massachusetts, New Hampshire and Maine. The Predecessor Entity will pay a maximum fixed annual rent of approximately $5,400 per year with rent escalators of 1.5% per year. In addition to this fixed annual rent, the Predecessor Entity will also pay, as additional rent, an amount equal to two cents per gallon of gasoline or other fuel delivered to the Locations during the lease term. During the initial 3-years of the lease, the Predecessor Entity is required to make capital expenditures to the Locations of at least $4,280 plus one cent per each gallon of gasoline sold at these Locations during the initial 3-year period. However, the Predecessor Entity is entitled to a rent credit equal to 50% of the capital expenditures up to a maximum of $2,140. This lease does not transfer ownership of the sites to the Predecessor Entity or contain a bargain purchase option, and the fair value of the land at the inception date has been estimated to represent 25% or more of the total fair value of the real property subject to the lease, the Predecessor Entity has considered the land, and the building and equipment components separately when making the 75% of economic life and 90% of fair value tests for the building and equipment. The Predecessor Entity has determined that the building and equipment components of the lease meet the criteria for classification as a capital lease and the land element has been classified as an operating lease. The annual minimum lease payments applicable to the land component were determined by multiplying the fair value of the land by the Predecessor Entity’s incremental borrowing rate. The balance of the minimum lease payments has been attributed to the building and equipment component.

The future minimum rent allocated to the land element of the Getty lease and classified as an operating lease is as follows as of September 30, 2012:

2012 (Remaining)	$628
2013	2,514
2014	2,514
2015	2,514
2016	2,514
2017	2,514
Thereafter	23,460
Total future minimum rent under land element of the Getty lease	$36,658

The total future minimum rent as presented does not include amounts that may be payable as additional rent as noted above.

The future minimum payments under this Getty capital lease obligation as of September 30, 2012 are as follows:

Capital Lease Obligations
2012 (Remaining)	$279
2013	2,373
2014	2,682
2015	2,760
2016	2,839
2017	2,919
Thereafter	31,334
Total future minimum payments	45,186
Less Interest component	10,975
Present value of minimum payments	34,211
Current portion	745
Long-term portion	$33,466

The aggregate interest expense recognized on the Getty capital lease obligations was $313 and $417 for the three and nine months ended September 30, 2012.

Also, in May 2012, the Predecessor Entity entered into a 5-year unitary net lease and sublease agreement with renewal options of up to an additional 20 years. The Predecessor Entity agreed to lease buildings, improvements, equipment and real property located at 15 gas stations in the state of Pennsylvania. The Predecessor Entity will pay fixed annual rent of approximately $300 per year and such rent shall increase by 1.5% per year.

9. Fair Value Measurements

The Predecessor Entity measures and reports certain financial and non-financial assets and liabilities on a fair value basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). GAAP specifies a three-level hierarchy that is used when measuring and disclosing fair value. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. The following is a description of the three hierarchy levels.

Level 1

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Active markets are considered to be those in which transactions for the assets or liabilities. Active markets are considered to be those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2

Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in inactive markets.

Level 3

Unobservable inputs that are not corroborated by market data. This category is comprised of financial and non-financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies using significant inputs that are generally less readily observable from objective sources.

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. There were no significant transfers between any levels during the nine months ended September 30, 2012 or 2011.

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.

Derivative instruments—The Predecessor Entity may enter into derivative contracts, such as interest rate swaps, as part of their overall risk management strategies. The majority of the Predecessor Entity’s derivatives outstanding are reported at fair value based upon market quotes that are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures. The Predecessor Entity has not changed its valuation techniques or inputs during the nine months ended September 30, 2012. At September 30, 2012 and December 31, 2011 the fair value of these derivative instruments was approximately $146 and $498, respectively, which were included in other liabilities in the unaudited special purpose condensed combined balance sheet.

For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. See Note 2. Acquisitions for acquired assets and liabilities measured on a non-recurring basis for the nine months ended September 30, 2012. There were no other remeasured assets or liabilities at fair value on a non-recurring basis during the nine months ended September 30, 2012.

Financial Instruments

The fair value of the Predecessor Entity’s financial instruments consisting of accounts receivable, accounts payable and debt approximated their carrying value as of September 30, 2012 and December 31, 2011.

10. Environmental Liabilities

The Predecessor Entity currently owns or leases properties where refined petroleum products are being or have been handled. These properties and the refined petroleum products handled thereon may be subject to federal and state environmental laws and regulations. Under such laws and regulations, the Predecessor Entity could be required to remove or remediate containerized hazardous liquids or associated generated wastes (including wastes disposed of or abandoned by prior owners or operators), to clean up contaminated property arising from the release of liquids or wastes into the environment, including contaminated groundwater, or to implement best management practices to prevent future contamination.

The Predecessor Entity maintains insurance of various types with varying levels of coverage that it considers adequate under the circumstances to cover its operations and properties. The insurance policies are subject to deductibles that the Predecessor Entity considers reasonable and not excessive. In addition, the Predecessor Entity has entered into indemnification and escrow agreements with various sellers in conjunction with several of its acquisitions. Allocation of environmental liability is an issue negotiated in connection with each of the Predecessor Entity’s acquisition transactions. In each case, the Predecessor Entity makes an assessment of potential environmental liability exposure based on available information. Based on that assessment and relevant economic and risk factors, the Predecessor Entity determines whether to, and the extent to which it will, assume liability for existing environmental conditions.

The following table presents a summary roll forward of the Predecessor Entity’s environmental liabilities, on an undiscounted basis, at September 30, 2012:

Environmental Liability Related to:	Balance at December 31, 2011	Additions 2012	Payments in 2012	Balance at September 30, 2012
Total Environmental Liabilities	$25,819	$804	$4,351	$22,272
Current portion	6,418			7,733
Long-term portion	19,401			14,539
Total environmental liabilities	$25,819			$22,272

The Predecessor Entity’s estimates used in these reserves are based on all known facts at the time and its assessment of the ultimate remedial action outcomes. The Predecessor Entity will adjust loss accruals as further information becomes available or circumstances change. Among the many uncertainties that impact the Predecessor Entity’s estimates are the necessary regulatory approvals for, and potential modification of, its remediation plans, the amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment and the possibility of existing legal claims giving rise to additional claims. Therefore, although the Predecessor Entity believes that these reserves are adequate, no assurances can be made that any costs incurred in excess of these reserves or outside of indemnifications or not otherwise covered by insurance would not have a material adverse effect on the Predecessor Entity’s financial condition, results of operations or cash flows. The Predecessor Entity utilizes the services of an environmental remediation firm and advances of $3,500 and $3,105 at September 30, 2012 and December 31, 2011, respectively, were included in other current assets in the unaudited special purpose condensed combined balance sheets.

A significant portion of the environmental reserves above has a corresponding indemnification asset recorded in the accompanying unaudited special purpose condensed combined balance sheets. These indemnification assets consist primarily of third-party escrowed funds, state funds and insurance coverage. The breakdown of the indemnification assets is as follows at September 30, 2012 and December 31, 2011:

	Balance at September 30, 2012	Balance at December 31, 2011
Third-Party Escrows	$8,325	$10,041
State Funds	4,501	5,619
Insurance Coverage	6,203	6,821
Total indemnification assets	$19,029	$22,481
Current portion	7,425	6,418
Long-term portion	11,604	16,063
Total indemnification assets	$19,029	$22,481

State funds represent probable state reimbursement amounts that would be payable to the Predecessor Entity under state funds. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

11. Commitments and Contingencies

Legal Actions

In the normal course of business, the Predecessor Entity has and may become involved in legal actions relating to the ownership and operation of their properties and business. No provision has been made as management concluded that losses from outstanding legal actions are not reasonably probable. In management’s opinion, the resolutions of any such pending legal actions are not expected to have a material adverse effect on its unaudited special purpose condensed combined financial position, results of operations and cash flows. The Predecessor Entity maintains liability insurance on certain aspects of its businesses in amounts deemed adequate by management. However, the Predecessor Entity can provide no assurance that this insurance will be adequate to protect them from all material expenses related to potential future claims or these levels of insurance will be available in the future at economically acceptable prices.

12. Fuels Taxes Payable and Accrued Expenses and Other Current Liabilities

Fuels Taxes Payable

The motor fuels taxes collected on-behalf-of state, local and federal authorities are excluded from revenues and cost of goods sold. As of September 30, 2012 and December 31, 2011, the fuels taxes payable represent amounts due to various state, local and federal taxing authorities.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at:

	September 30, 2012	December 31, 2011
Interest expense	$950	$2,117
Payroll expense	361	169
Professional fees	3,135	290
Other items, net	757	1,344
Total accrued expenses and other current liabilities	$5,203	$3,920

13. Related-Party Transactions

The related party transactions with the Predecessor Entity, and other affiliated entities, under common control not part of the Predecessor Entity (“Affiliates”) are as follows:

Property and Equipment

In March of 2012, the Predecessor Entity purchased property and equipment from one of its owners for approximately $1,450. The purchase was recorded as an addition to property and equipment at its historical carrying value of $500. The excess purchase price over the historical carrying value of $950 was recorded as a distribution to the owner in the Predecessor Entity’s unaudited special purpose condensed combined statements of owners’ deficit and statements of cash flows.

Advances to Affiliates

The Predecessor Entity serves as a lender and borrower of funds and a clearinghouse for the settlement of receivables and payables for its Affiliates. Amounts advanced to its Affiliates for these types of transactional activities are disclosed in the accompanying unaudited special purpose condensed combined statements of cash flows.

Revenues from Fuel Sales to Affiliates

The Predecessor Entity sells refined petroleum products to its Affiliates at prevailing market prices at the time of delivery. Revenues and cost of revenues from fuel sales to affiliates are disclosed in the accompanying unaudited special purpose condensed combined statements of operations.

Mandatorily Redeemable Preferred Equity

In December 2008, the Predecessor Entity issued non-voting mandatorily redeemable preferred equity of $12,000 to certain related individuals. The holders receive semi-annual payments at an increasing coupon rate, not to exceed 18.0%. The initial coupon rate of 9.0% increases 3.0% every nine months and is capped at 18.0%. In the event of a default, the interest rate may increase to 24.0%. As of September 30, 2012 and December 31, 2011, the interest rate was 12.0%.

At any time following the initial issuance, the Predecessor Entity retains the right to repurchase the mandatorily redeemable preferred equity at a price equal to the initial issuance plus any payments accrued and unpaid. The mandatorily redeemable preferred equity are to be redeemed by the Predecessor Entity on or before December 22, 2015. At the time of redemption, the Predecessor Entity will pay the holders an amount equal to their unreturned capital and any unpaid payments accruing up to the point of repurchase.

In February 2011, the Predecessor Entity amended the terms under the mandatorily redeemable preferred equity agreement. Pursuant to the amendment, the holders receive semi-annual payments at a rate of 12.0% with a default rate of 18.0%. In addition, the holder has the option to request payment of all principal and payments due any time after October 1, 2013. Pursuant to an amendment in May 2012, the interest rate will increase to 15% for the period from September 1, 2012 through August 31, 2013. The Predecessor Entity recorded the issuance of mandatorily redeemable preferred equity as a component of its long term liabilities with payments recorded as interest expense. The Predecessor Entity recognized interest expense of $390 and $360 for the three months ended September 30, 2012 and 2011, respectively, and $1,110 and $1,080 for the nine months ended September 30, 2012 and 2011, respectively.

In September 2012, the Predecessor Entity and the holders entered into an agreement for an aggregate $13.0 million payment to cancel the mandatorily redeemable preferred equity (the cancellation payment), along with payments accrued and unpaid at the applicable rate discussed above. The aggregate cancellation payment includes $12.0 million for the face value of the mandatorily redeemable equity and an additional $1.0 million in consideration for a contractual modification to provide for the cancellation of the mandatorily redeemable preferred equity. As the cancellation payment will be simultaneous with the Offering, the mandatorily redeemable preferred equity carrying value adjustment will be accounted for on the Predecessor Entity historical combined financial statements in the accounting period corresponding to the closing of the Offering.

On the Closing Date, and in conjunction with the closing of the Offering, all payments were made in accordance with this agreement.

Management Fees

The Predecessor Entity charges management fees to its Affiliates and these amounts are included as contra-expense amounts in selling, general and administrative expenses in the accompanying unaudited special purpose condensed combined statements of operations. The amounts recorded for these management fees was approximately $1,345 and $442 for the three months ended September 30, 2012 and 2011, respectively, and approximately $3,296 and $1,477 for the nine months ended September 30, 2012 and 2011, respectively. These management fees reflect the allocation of certain overhead expenses of the Predecessor Entity and include costs of centralized corporate functions, such as legal, accounting, information technology, insurance and other corporate services. The allocation methods for these costs include: estimates of the costs and level of support attributable to its Affiliates for legal, accounting, usage and headcount for information technology.

Note Receivable

In May 2009, the Predecessor Entity received a secured promissory note for $240 from a related party. Pursuant to the terms of the note, the Predecessor Entity is entitled to receive monthly installment payments of principal and interest payments May 2029 and shall bear interest at a fixed rate of 7% per annum. The Predecessor Entity received interest income of $3 and $4 for the three months ended September 30, 2012 and 2011, respectively, and $10 and $11 for the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012 and December 31, 2011 the unpaid principal balance of the note of approximately $197 and $204, respectively, were included in deferred financing fees and other assets in the accompanying unaudited special purpose condensed combined balance sheet.

Operating Leases of Gasoline Stations as Lessor

The Predecessor Entity leases certain gas stations to its Affiliates under cancelable operating leases. The rental income under these agreements totaled $2,005 and $1,959 for the three months ended September 30, 2012 and 2011, respectively, and $4,734 and $5,380 for the nine months ended September 30, 2012 and 2011, respectively.

Operating Leases of Gasoline Stations as Lessee

The Predecessor Entity leases certain gas stations from its Affiliates under cancelable operating leases. Total expenses incurred under these agreements totaled $138 for each of the three months ended September 30, 2012 and 2011 and $415 for each of the nine months ended September 30, 2012 and 2011.

Operating Lease of Office Space

The Predecessor Entity leases its principal offices from an entity which is owned and operated by a related party. Total rent expense recognized under this lease was $45 for each of the three months ended September 30, 2012 and 2011 and $135 for each of the nine months ended September 30, 2012 and 2011. The office lease has a 10-year term that commenced on February 1, 2010. The Predecessor Entity has the option to renew the lease for up to 3 additional 5-year periods at the then rate as defined under the terms of the agreement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Lehigh Gas Partners LP (the” Partnership”) initially filed a Registration Statement on Form S-1, as amended (File No. 333-181370), with the Securities and Exchange Commission (“SEC”) on May 11, 2012,  which was declared effective on October 24, 2012 (the “Registration Statement”). We are filing this Quarterly Report on Form 10-Q within 45 days after the effective date of the Registration Statement as required by Rule 13a-13(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Most, but not all of, the information contained in this report relates to periods that ended prior to the completion of the Offering (defined below), and prior to the effective dates of the agreements discussed herein. Consequently, the unaudited special purpose condensed combined financial statements and related discussion of financial condition and results of operations contained in this report pertain to the portion of the business of Lehigh Gas Corporation or “LGC” and its subsidiaries and affiliates (“Selected Lehigh Gas Entities”) which is the predecessor to the Partnership for accounting purposes.

On October 30, 2012 (“Closing Date”), the Partnership completed its initial public offering of a total of 6,000,000 common units representing limited partner interests (“Common Units”), and on November 9, 2012 issued an additional 900,000 Common Units pursuant to the full exercise by the underwriters (the “Underwriters”) of their over-allotment option, all at a price of $20.00 per unit (the “Offering”). The Partnership received aggregate proceeds of $128.3 million from the sale, net of underwriting discounts and structuring fees, but before taking into account $6.0 million of estimated Offering expenses. As previously disclosed, of this amount the net proceeds of approximately $16.7 million, pursuant to the over-allotment option, were distributed to Joseph V. Topper, Jr., the Chief Executive Officer of the Partnership, and to certain of Mr. Topper’s affiliates and family trusts, and Joseph B. Reilly, III, a member of the board of directors of the General Partner of the Partnership.

References in this Quarterly Report to “our Predecessor”, or “Predecessor Entity”, refer to the portion of the business of Lehigh Gas Corporation, or “LGC,” and its subsidiaries and affiliates that were contributed to Lehigh Gas Partners LP in connection with the Offering. Unless the context requires otherwise, references in this quarterly report to “Lehigh Gas Partners LP,” “we,” “our,” “us,” or like terms, when used in the context of the periods following the completion of the Offering refer to Lehigh Gas Partners LP and its subsidiaries and, when used in the context of the periods prior to the completion of the Offering, refer to the portion of the business of our Predecessor, the wholesale distribution business of Lehigh Gas—Ohio, LLC and real property and leasehold interests contributed to us in connection with the Offering by Joseph V. Topper, Jr., the Chief Executive Officer and the Chairman of the board of directors of our general partner and/or his affiliates.

References to “our General Partner” or “Lehigh Gas GP” refer to Lehigh Gas GP LLC, the General Partner of Lehigh Gas Partners LP and a wholly owned subsidiary of LGC. References to “LGO” refer to Lehigh Gas—Ohio, LLC, an entity managed by Joseph V. Topper, Jr, the Chief Executive Officer and the Chairman of the board of directors of our General Partner. All of LGO’s wholesale distribution business were contributed to us in connection with the Offering References to the “Topper Group” refer to Joseph V. Topper, Jr., collectively with those of his affiliates and family trusts that have ownership interests in our Predecessor. The Topper Group has a controlling ownership interest in LGC, and John B. Reilly, III, a member of the board of directors of our General Partner, has an interest in LGC. Together with LGC, the Topper Group will hold a majority of the limited partner interests in us. Through its controlling ownership interest in LGC, the Topper Group has an indirect, controlling ownership interest in our General Partner following the Offering.

References to “Lessee Dealers” refer to third parties who operate sites we own or lease and we, in turn, lease such third-party sites to the Lessee Dealers; “Independent Dealers” refer to third parties that own their sites or lease their sites from a landlord other than us; and “Sub-wholesalers” refer to third parties that elect to purchase motor fuels from us, on a wholesale basis, instead of purchasing directly from major integrated oil companies and refiners.

While management believes that the financial statements contained herein are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and in compliance with the rules and regulations of the SEC, we do not believe that these financial statements are necessarily indicative of the financial results which will be reported by the Partnership for periods subsequent to the Offering and the other transactions consummated in connection therewith. The information contained in this report should be read in conjunction with the information contained in the Partnership’s prospectus dated October 24, 2012, as filed with the SEC on October 26, 2012 (the “Prospectus”).

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our predecessor combined financial statements and notes thereto included elsewhere in this quarterly report.

EBITDA and Adjusted EBITDA are non-GAAP financial measures of performance and /or liquidity that have limitations and should not be considered as a substitute for net income or cash provided by (used in) operating activities which are US GAAP.

Forward Looking Statements

This report contains forward-looking statements about our business, operations, and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. You can identify these forward-looking statements by the use of forward-looking words such as “outlook”, “intends”, “plans,” “estimates,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “anticipates,” “foresees,” or the negative version of these words or other comparable words and phrases. Any forward-looking statements contained in this report speak only as of the date on which we make it and are based upon our historical performance and on current plans, estimates and expectations. Our future results and financial condition may differ materially from those we currently anticipate as a result of the various factors. Among those factors that could cause actual results to differ materially are:

•                  Availability of cash flow to pay minimum quarterly distribution on our Common Units;

•                  The availability and cost of competing motor fuels resources;

•                  A rise in fuel prices or a decrease in demand for motor fuels;

•                  The consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•                  Our existing or future indebtedness;

•                  Our liquidity, results of operations and financial condition;

•                  Future legislation and changes in regulations or governmental policies or changes in enforcement or interpretations thereof;

•                  Changes in energy policy;

•                  Increases in energy conservation efforts;

•                  Technological advances;

•                  Volatility in the capital and credit markets;

•                  The impact of worldwide economic and political conditions;

•                  The impact of wars and acts of terrorism;

•                  Weather conditions or catastrophic weather-related damage;

•                  Earthquakes and other natural disasters;

•                  Unexpected environmental liabilities;

•                  The outcome of pending or future litigation; and

•                  Other factors, including those discussed in “Risk Factors” in the Prospectus.

All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.  You should evaluate all forward-looking statements made in this Quarterly Report in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you.

Overview

We are a limited partnership formed to engage in the wholesale distribution of motor fuels, consisting of gasoline and diesel fuel, and to own and lease real estate used in the retail distribution of motor fuels. Since our predecessor was founded in 1992, we have generated revenues from the wholesale distribution of motor fuels to sites and from real estate leases.

On the Closing Date, the Partnership completed the Offering. The Partnership received aggregate proceeds of $128.3 million from the sale, net of underwriting discounts and structuring fees, and other Offering expenses of approximately $6.0 million. Of this amount, the proceeds from the over-allotment option of approximately $16.7 million were distributed to Joseph V. Topper Jr., the Chairman of the board of directors and Chief Executive Officer of the General Partner of the Partnership, and to certain of Mr. Topper’s affiliates and family trusts, and to John B. Reilly, III, a member of the board of directors of the General Partner of the Partnership

Our primary business objective is to make quarterly cash distributions to our unitholders and, over time, to increase our quarterly cash distributions. Initially, we intend to make minimum quarterly distributions of $0.4375 per unit, per quarter (or $1.75 per unit on an annualized basis).

Cash flows from the wholesale distribution of motor fuels will be generated primarily by a per gallon margin that is either a fixed mark-up per gallon or a variable rate mark-up per gallon. By delivering motor fuels through independent carriers on the same day we purchase the motor fuels from suppliers, we seek to minimize the commodity risks typically associated with the purchase and sale of motor fuels. We generate cash flows from rental income primarily by collecting rent from Lessee Dealers and LGO pursuant to lease agreements. The lease agreements we have with Lessee Dealers had an average of 2.3 years remaining on the lease terms as of September 30, 2012. We believe that consistent demand for motor fuels in the areas where we operate and the contractual nature of our rental income provides a stable source of cash flow.

For the nine months ended September 30, 2012, we distributed an aggregate of approximately 439 million gallons of motor fuels to 728 sites, including 120 sites to which we did not distribute motor fuels until we leased them from an affiliate of Getty in May 2012. Over half of the sites to which we distribute motor fuels are owned or leased by us. In addition, we have agreements requiring the operators of these sites to purchase motor fuels from us.

As of September 30, 2012, we distributed motor fuels to the following classes of business:

•                  229 sites operated by Independent Dealers;

•                  283 sites owned or leased by us that have been operated by LGO following the closing of the Offering;

•                  149 sites owned or leased by us and operated by Lessee Dealers; and

•                  67 sites distributed through six Sub-wholesalers.

We are focused on owning and leasing sites primarily located in metropolitan and urban areas. We own and lease sites located in Pennsylvania, New Jersey, Ohio, New York, Massachusetts, Kentucky, New Hampshire and Maine. According to the Energy Information Agency, of the eight states in which we own and lease sites, four are among the top ten consumers of gasoline in the United States and three are among the top ten consumers of on-highway diesel fuel in the United States. Over 85% of our sites are located in high-traffic metropolitan and urban areas. We believe the limited availability of undeveloped real estate in these areas presents a high barrier to entry for new or existing retail gas station owners to develop competing sites.

Recent Developments

On October 29, 2012, hurricane Sandy made landfall in the northeast region causing temporary power outages to approximately 90 Locations and minimal property damage to two Locations.  We experienced minimal fuel service disruption as a result of the impact of the hurricane which did not have a significant impact on our operations.

On November 19, 2012, we signed a long-term lease agreement with Getty Realty to lease 25 properties located in northern New Jersey.  The initial lease term is for 15 years with options for multiple renewal terms.

On November 30, 2012, we entered into an Asset Purchase Agreement (the “Initial Agreement”) with Dunmore Oil Company, Inc. and Jojo Oil Company, Inc. (together, the “Sellers”), and, for limited purposes, with Joseph Gentile, Jr., and an amendment thereto on December 4, 2012 ( together with the Initial Agreement, the “Purchase Agreement”), pursuant to which the Sellers will sell and assign to us all of the assets (the “Assets”) which are held or used by the Sellers in connection with their gasoline and diesel retail outlet business and their related convenience store business (the “Retail Business”). In connection with this transaction, we will acquire 24 motor fuel service stations, 23 of which will be fee simple interests and one of which will be a leasehold interest.

As part of transactions contemplated by the Purchase Agreement, LGO will operate the Retail Business and certain of the Assets and liabilities under the Purchase Agreement will be assigned by us to LGO. Following the consummation of the transactions contemplated by the Purchase Agreement (the “Closing”), the Sellers will be permitted to continue to operate certain portions of its business relating to sales of heating oil, propane and unbranded motor fuels. Under the Purchase Agreement, as consideration for the Assets, we will pay $28.5 million in cash to the Sellers and $500,000 in cash to Mr. Gentile (collectively, the “Asset Purchase Price”). In addition to the Asset Purchase Price, it is contemplated that LGO will pay to the Sellers certain amounts for the Sellers’ inventory relating to the Retail Business as of the Closing, as specified in the Purchase Agreement.

Results of Operations

Evaluating Our Results of Operations

The primary drivers of our operating results are the volume of motor fuel we distribute, the margin per gallon we are able to generate on the motor fuel we distribute and the rental income we earn on the sites we own or lease. For owned or leased sites, we seek to maximize the overall profitability of our operations, balancing the contributions to profitability of motor fuel distribution and rental income. The Omnibus Agreement, under which LGC provides management, administrative and operating services for us, enables us to manage a significant component of our operating expenses. Our management relies on financial and operational metrics designed to track the key elements that contribute to our operating performance. To evaluate our operating performance, our management considers gross profit from fuel sales, motor fuel volumes, margin per gallon, rental income for sites we own or lease, EBITDA and Adjusted EBITDA (as defined below).

Gross Profit, Volume and Margin per Gallon. Gross profit from fuel sales represents the excess of revenues from fuel sales, including revenues from fuel sales to affiliates, over cost of revenues from fuel sales, including cost of revenues from fuel sales to affiliates. Volume of motor fuel represents the gallons of motor fuel we distribute to sites. Margin per gallon represents gross profit from fuel sales divided by total gallons of motor fuels distributed. We use volumes of motor fuel we distribute to a site and margin per gallon to assess the effectiveness of our pricing strategies, the performance of a site as compared to other sites we own or lease, and our margins as compared to the margins of sites we seek to acquire or lease.

Rental Income. We evaluate our sites’ performance based, in part, on the rental income we earn from them. For leased sites, we consider the rental income after payment of our lease obligations for the site. We use this information to assess the effectiveness of pricing strategies for our leases, the performance of a site as compared to other sites we own or lease, and compare rental income of sites we seek to acquire or lease.

EBITDA and Adjusted EBITDA. Our management uses EBITDA and Adjusted EBITDA to analyze our performance. EBITDA represents net income before deducting interest expense, income taxes and depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted to exclude the gain or loss on sale of assets. EBITDA and Adjusted EBITDA are used by management primarily as measures of our operating performance. Because not all companies calculate EBITDA and Adjusted EBITDA identically, our calculations may not be comparable to similarly titled measures of other companies.

Items Impacting the Comparability of Our Financial Results

For the reasons described below, the Partnership’s future results of operations may not be comparable to the historical results of operations for the periods presented below for our Predecessor.

Publicly Traded Partnership Expenses.  As a result of the Offering, our selling, general and administrative expenses include certain third-party costs and expenses resulting from becoming a publicly traded partnership. These costs and expenses include legal and accounting, as well as other costs associated with being a public company, such as director compensation, director and officer insurance, New York Stock Exchange listing fees and transfer agent fees. Our financial statements following this Quarterly Report will reflect the impact of these costs and expenses and will affect the comparability of our financial statements with periods prior to the closing of the Offering.

Omnibus Agreement. As a result of the services to be provided to the Partnership by LGC under the Omnibus Agreement (as defined herein), the Partnership will not directly incur a substantial portion of the general and administrative expenses that our predecessor has historically incurred. Instead, the Partnership will pay LGC a management fee in an amount equal to (1) $420,000 per month plus (2) $0.0025 for each gallon of motor fuel it distributes per month for such services.

Impact of Our Initial Public Offering and Related Transactions on Our Revenues. LGO operates certain sites we own and distributes motor fuels, on a retail basis, at these sites. LGO is not one of our predecessor entities. Until December 31, 2011, LGO purchased motor fuel on a wholesale basis from major integrated oil companies and distributed this motor fuel on a retail basis at the sites it operated. After December 31, 2011, LGO began purchasing motor fuel from LGC, rather than from these major integrated oil companies, and distributing this fuel on a retail basis at these sites. As a result, historical operating results through December 31, 2011 do not include the operating results of motor fuel distribution by LGC to LGO; however, for periods after December 31, 2011 operating results reflect the wholesale distribution of motor fuel by LGC to LGO. In addition, prior to completion of the Offering, LGO did not pay rent on certain sites it leased from our predecessor. Following the Offering, LGO  began paying the Partnership rent on these sites.

Income taxes. The Predecessor consists of pass-through entities for U.S. federal income tax purpose and has not been subject to U.S. federal income taxes. In order to be treated as a partnership for U.S. federal income tax purposes, the Partnership must generate 90% or more of its gross income from certain qualifying sources. As a result, we currently have Lehigh Gas Wholesale Services, Inc., a corporate subsidiary of ours, own and lease (or lease and sublease) certain of our personal property, as well as provide maintenance and other services to lessee dealers and other customers (including LGO). Except to the extent off-set by deductible expenses, income earned by Lehigh Gas Wholesale Services, Inc. on the rental of the personal property and from maintenance and other services will be taxed at the applicable corporate income tax rate.

Comparison of Three Months Ended September 30, 2012 and 2011

The following table sets forth our combined statements of operations for the periods indicated:

	Three Months Ended September 30,
	2012	2011
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Revenues from fuel sales	$235,752	$331,784
Revenues from fuel sales to affiliates	199,665	58,168
Rental income	3,184	3,320
Rental income from affiliates	2,005	1,959
Revenues from retail merchandise and other	3	400
Total revenues	440,609	395,631
Costs and Expenses:
Cost of revenues from fuel sales	230,531	328,749
Cost of revenues from fuel sales to affiliates	195,201	50,473
Cost of revenues for retail merchandise and other	—	311
Rent expense	3,464	2,458
Operating expenses	1,825	1,475
Depreciation and amortization	3,524	3,105
Selling, general and administrative expenses	3,722	3,037
(Gain) loss on sale of assets	(146)	17
Total costs and operating expenses	438,121	389,625
Operating income	2,488	6,006
Interest (expense), net	(3,388)	(3,123)
Other income, net	372	290
(Loss) income from continuing operations	(528)	3,173
Income from discontinued operations	78	105
Net (loss) income	$(450)	$3,278

Revenues and Costs from Fuel Sales

Our aggregate revenues from fuel sales, which include revenues from fuel sales to affiliates, and aggregate cost of revenues from fuel sales, which include the cost of revenues from fuel sales to affiliates, are principally derived from the purchase and sale of gasoline and diesel fuel with the resulting changes in aggregate revenues from fuel sales, and aggregate cost of revenues from fuel sales, being attributable to a combination of volume of gallons of fuel distributed and /or fluctuation in market prices for crude oil and petroleum products, which is generally passed onto our customers.

Our aggregate revenues from fuel sales, which include revenues from fuel sales to affiliates, amounted to $435.4 million in the three months ended September 30, 2012, an increase of $45.4 million, or 11.6%, as compared to $390.0 million in the same period of the prior year. The aggregate cost of revenues from fuel sales, which includes the cost of revenues from fuel sales to affiliates, amounted to $425.7 million in the three months ended September 30, 2012, an increase of $46.5 million or 12.3%, as compared to $379.2 million in same period of the prior year. The aggregate gross profit from fuel sales amounted to $9.7 million for the three months ended September 30, 2012, a decrease of $1.1 million or 10.2% as compared to $10.8 million in the same period of the prior year. The decrease in gross profit was principally driven by lower margin per gallon of $0.060 for the three months ended September 30, 2012 as compared to $0.077 in the same period in the prior year offset by an increase in volume of gallons distributed (as more fully discussed below).

The increase in aggregate revenues from fuel sales resulted from an increase of $57.5 million related to an increase in volume of gallons distributed, offset by $12.1 million related to lower selling prices per gallon, which was $2.718 for the three months ended September 30, 2012, a decrease of $0.076 or 2.7%, as compared to $2.794 for the same period in the prior year. The volume of gallons distributed amounted to 160.2 million gallons for the three months ended September 30, 2012, an increase of 20.6 million gallons, or 14.8%, as compared to 139.6 million gallons for the same period in the prior year. The increase in volume of gallons distributed was principally due to: distributing motor fuels to LGO beginning in 2012, which accounted for 25.3 million gallons along with an increase of 14.9 million gallons associated with commencement of distributing motor fuels to the newly leased Getty sites, offset by decreases of an aggregate of 18.9 million gallons resulting from lost business. The decrease from lost business consisted primarily of decreases of 12.0 million gallons due to the expiration of our lease to distribute motor fuels at Ohio Turnpike plazas, 3.9 million gallons related to terminated dealer supply agreements, and 3.0 million gallons related to marketplace competition. The increase in volume distributed for the three months ended September 30, 2012, was offset further by decreases of 0.3 million gallons related to the divesture of Sunoco sites and 0.4 million gallons associated with the permanent closure of low volume sites.

Rental Income

Our aggregate rental income, which includes rental income from affiliates, amounted to $5.2 million in the three months ended September 30, 2012, a decrease of $0.1 million, or 1.9%, as compared to $5.3 million in the same period of the prior year. The decrease in rental income principally resulted from $0.7 million related to LGO in connection with a transition, starting in 2012, to align rental income from affiliates with the rental income to be received by us from LGO pursuant to the contractual arrangement entered into with LGO at the closing of the Offering, $0.2 million related to sites sold and closed, and $0.1 related to new dealer contracts for our Lessee Dealer Locations, offset by increases of $0.1 million related to our Shell acquisition (in the second and third quarters of 2011), and $0.8 million related to the Getty sites (which commenced in May 2012).

Revenues from Retail Merchandise and Other

Revenues from retail merchandise and other for the three months ended September 30, 2012, were $3,000 as compared to $400,000 for the comparable period in 2011. Cost of revenues from retail merchandise and other for the three months ended September 30, 2012 were $0 as compared to $311,000 for the comparable period in 2011. These decreases are due to our transfer of convenience store operations to LGO beginning in 2012.

Rent Expense

Rent expense for the three months ended September 30, 2012 amounted to $3.5 million, an increase of $1.0 million, as compared to $2.5 million for the same period of the prior year, with the increase principally driven by an increased number of leasehold Locations.

Operating Expenses

Operating expenses for the three months ended September 30, 2012, amounted to $1.8 million, an increase of $0.3 million, as compared to $1.5 million for the comparable period in 2011. Operating expenses consist of repairs and maintenance, insurance, payroll for store and maintenance employees, and real estate taxes. The $0.3 million increase in our operating expenses for the three months ended September 30, 2012, stems principally from changes in timing and work performed, as well as transitioning from company operated sites to Lessee Dealer sites, and increased volume related to increased volume distribution associated with LGO and the Getty sites leased in May 2012.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2012, was $3.5 million compared to $3.1 million for the comparable period in 2011. The increase of $0.4 million, or 12.9%, was principally due to the May 2012 transaction involving our Getty sites which accounted for $0.7 million of the increase, which was offset by a decrease of $0.3 million relating to a reduction of amortization related to dealer contracts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended September 30, 2012 were $3.7 million compared to $3.0 million in the comparable period in 2011. The increase was primarily due to $1.2 million in non-recurring expenses related to the Offering and $0.3 million increase in payroll, offset by a $0.9 million increase in management fees charged to Affiliates.

Gain/Loss on Sale of Assets

Gain on sale of assets that did not meet the criteria to be classified as discontinued operations for the three months ended September 30, 2012, was $146,000 compared to a loss of $17,000 for the comparable period in 2011. The increase was primarily due to more favorable negotiated agreements with third parties.

Interest Expense, Net

Interest expense, net was $3.4 million for the three months ended September 30, 2012, compared to $3.1 million for the comparable period in 2011. This increase is principally attributable to an increase of $0.2 million in debt interest expense related to borrowings in connection with the Shell acquisition. Interest expense also increased $0.1 million for the three months ended September 30, 2012 due to finance lease obligations that we entered into in the second quarter of 2011. The revolving term loan facility had an interest rate of 3.3% at September 30, 2012 and September 30, 2011.

Other Income, Net

Other income, net was $0.4 million for the three months ended September 30, 2012, compared to $0.3 million in the comparable period in 2011. This increase is primarily attributable to termination fees received from dealers electing to terminate their supply contracts early.

Income from Discontinued Operations

Income from discontinued operations decreased to $78,000 for the three months ended September 30, 2012, compared to $105,000 in the comparable period in 2011. The primary driver of this change resulted from a decrease in revenues for the three months ended September 30, 2012.

Comparison of Nine Months Ended September 30, 2012 and 2011

The following table sets forth our combined statements of operations for the periods indicated:

	Nine Months Ended September 30,
	2012	2011
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues:
Revenues from fuel sales	$782,663	$968,263
Revenues from fuel sales to affiliates	518,073	197,707
Rental income	9,268	9,385
Rental income from affiliates	4,734	5,380
Revenues from retail merchandise and other	10	1,051
Total revenues	1,314,748	1,181,786
Costs and Expenses:
Cost of revenues from fuel sales	764,757	950,151
Cost of revenues from fuel sales to affiliates	507,473	187,365
Cost of revenues for retail merchandise and other	—	805
Rent expense	8,326	6,979
Operating expenses	5,022	4,849
Depreciation and amortization	11,952	8,541
Selling, general and administrative expenses	14,280	9,862
Gain on sale of assets	(3,119)	(1,615)
Total costs and operating expenses	1,308,691	1,166,937
Operating income	6,057	14,849
Interest (expense), net	(10,281)	(9,727)
Other income, net	1,437	727
(Loss) income from continuing operations	(2,787)	5,849
Income (loss) from discontinued operations	549	(561)
Net (loss) income	$(2,238)	$5,288

Revenues and Costs from Fuel Sales

Our aggregate revenues from fuel sales, which include revenues from fuel sales to affiliates, and aggregate cost of revenues from fuel sales, which include the cost of revenues from fuel sales to affiliates, are principally derived from the purchase and sale of gasoline and diesel fuel with the resulting changes in aggregate revenues from fuel sales, and aggregate cost of revenue from fuel sales, being attributable to a combination of volume of gallons of fuel distributed and /or fluctuation in market prices for crude oil and petroleum products, which is generally passed onto our customers.

Our aggregate revenues from fuel sales, which include revenues from fuel sales to affiliates, amounted to $1,300.7 million in the nine months ended September 30, 2012, an increase of $134.7 million, or 11.6%, as compared to $1,166.0 million in the same period of the prior year. The aggregate cost of revenues from fuel sales, which include the cost of revenues from fuel sales to affiliates, amounted to $1,272.2 million in the nine months ended September 30, 2012, an increase of $134.7 million or 11.8%, as compared to $1,137.5 million in the same period of the prior year. The aggregate gross profit from fuel sales amounted to $28.5 million for the nine months ended September 30, 2012, as well as $28.5 million for the same period in the prior year. The increase in aggregate gross profit from fuel sales was principally driven by an increase in volume of gallons distributed (as more fully discussed below), offset by lower margin per gallon of $0.063 for the nine months ended September 30, 2012, as compared to $0.072 in the same period in the prior year.

The increase in aggregate revenues from fuel sales resulted from an increase of $150.3 million related to an increase in volume of gallons distributed, offset by $15.6 million related to lower selling prices per gallon, which was $2.896 for the nine months ended September 30, 2012, a decrease of $0.035 per gallon, as compared to $2.931 for same period in the prior year. The volume of gallons distributed amounted to 449.1 million gallons for the nine months ended September 30, 2012, an increase of 51.3 million gallons, or 12.9%, as compared to 397.8 million gallons in the same period of the prior year. The increase in volume of gallons distributed was principally due to: distributing motor fuels to LGO beginning in 2012, which accounted for a 75.4 million gallons along with an increase of 26.1 million gallons associated with commencement of distributing motor fuels to the newly leased Getty sites, offset by decreases of an aggregate of 41.4 million gallons resulting from lost business. The decrease from lost business consisted primarily of decreases of 29.1 million gallons due to the expiration of our lease to distribute motor fuels at Ohio Turnpike plazas, 7.0 million gallons related to terminated dealer supply agreements, and 5.3 million gallons related to marketplace competition. The increase in volume distributed for the nine months ended September 30, 2012 was offset further by decreases of 7.3 million gallons related to the divesture of Sunoco sites and 1.5 million gallons associated with the permanent closure of low volume sites.

Rental Income

Our aggregate rental income, which includes rental income from affiliates, amounted to $14.0 million in the nine months ended September 30, 2012, a decrease of $0.8 million, or 5.4%, as compared to $14.8 million in the same period of the prior year. The decrease in rental income principally resulted from $1.9 million related to LGO in connection with a transition, starting in 2012, to align rental income from affiliates with the rental income to be received by us from LGO pursuant to the contractual arrangement entered into with LGO at the closing of the Offering, $1.0 million related to sites sold and closed, and $0.3 related to new dealer contracts for our Lessee Dealer Locations, offset by increases of $1.1 million related to our Shell acquisition (in the second and third quarters of 2011), and $1.3 million related to the Getty sites (which commenced in May 2012).

Revenues from Retail Merchandise and Other

Revenues from retail merchandise and other for the nine months ended September 30, 2012 were $11,000 as compared to $1,051,000 for the comparable period in 2011. Cost of revenues from retail merchandise and other for the nine months ended September 30, 2012 were $0 as compared to $805,000 for the comparable period in 2011. These decreases are due to our transfer of convenience store operations to LGO beginning in 2012.

Rent Expense

Rent expense for the nine months ended September 30, 2012, amounted to $8.3 million, an increase of $1.3 million, as compared to $7.0 million for the same period of the prior year, with the increase principally driven by an increased number of leasehold Locations.

Operating Expenses

Operating expenses increased $0.2 million to $5.0 million for the nine months ended September 30, 2012, compared to $4.8 million in the comparable period in 2011. Operating expenses consist of repairs and maintenance, insurance, payroll for store and maintenance employees, and real estate taxes. The $0.2 million increase in our operating expenses for the nine months ended September 30, 2012, principally results from the timing of work performed, as well as transitioning from commission sites to Lessee Dealer sites, and increased volume related to increased volume distribution associated with LGO and the newly leased Getty sites.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2012, was $12.0 million compared to $8.5 million for the comparable period in 2011. The increase of $3.5 million, or 41.2%, to $12.0 million for the nine months ended September 30, 2012, compared to the same period in 2011 was principally due to an increase in depreciation expense of $3.3 million. The depreciation expense increase was due to sites acquired in our Shell acquisitions in the second and third quarters of 2011, which accounted for $0.9 million of the increase, an impairment charge due to assets held for sale, which accounted for $0.9 million of the increase, and the May 2012 transaction involving our Getty sites which accounted for $1.1 million of the increase.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine month period ended September 30, 2012, were $14.3 million compared to $9.9 million in the comparable period in 2011. The increase was primarily due to $5.9 million in non-recurring expenses related to the Offering and $0.9 million increase in payroll, offset by a $1.8 million increase in management fees charged to Affiliates.

Gain/Loss on Sale of Assets

Gain on sale of assets that did not meet the criteria to be classified as discontinued operations for the nine months ended September 30, 2012, was $3.1 million compared to $1.6 million for the comparable period in 2011. The increase was principally due to a $2.2 million gain on sale related to the settlement arrangements accounted for as financing obligations.

Interest Expense, Net

Interest expense, net was $10.3 million for the nine months ended September 30, 2012, compared to $9.7 million for the comparable period in 2011. Increases of $1.4 million were primarily attributable to additional financing obligations entered into during 2011, additional borrowings in connection with the Shell acquisition in the second and third quarters of 2011, the capital lease transaction involving our Getty sites in May 2012, and increases in the amortization of deferred financing fees and debt discount. These increases were partially offset by $0.8 million in decreases attributable to principal prepayments on our mortgage notes in 2011, and payments on our revolving term loan facility in 2012 and the expiration of an interest rate swap in January 2012.

Other Income, Net

Other income, net was $1.4 million for the nine months ended September 30, 2012, compared to $0.7 million in the comparable period in 2011. This increase is primarily attributable to termination fees received from dealers electing to early terminate their supply contracts.

Income (Loss) from Discontinued Operations

Income from discontinued operations was $549,000 for the nine months ended September 30, 2012, compared to a loss of $561,000 in the comparable period in 2011. The primary driver of this change resulted from a gain on sale of assets of $237,000 for the nine months ended September 30, 2012 compared to a loss of $540,000 for the comparable period in 2011.

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are to finance current operations, fund acquisitions from time to time, and to service our debt. We expect our ongoing sources of liquidity to include cash generated by our operations and borrowings under the New Credit Agreement and issuances of equity and debt securities. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as make acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods.

We intend to pay a minimum quarterly distribution of $0.4375 per unit per quarter, which equates to $6.6 million per quarter, or $26.3 million per year, based on the current number of Common Units and Subordinated Units outstanding.  We do not have a legal obligation to pay this distribution.

We believe that we will have sufficient cash flow from operations, borrowing capacity under the New Credit Agreement and the ability to issue additional Common Units and/or debt securities to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional Common Units and/or debt securities.

Comparison of Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$6,368	$8,336
Net cash provided by (used in) investing activities	$2,923	$(28,565)
Net cash (used in) provided by financing activities	$(10,447)	$19,663

Cash flow from operating activities generally reflects our net income (loss), as well as balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of our business, fluctuations in fuel prices, our working capital requirements and general market conditions.

Net cash provided by operating activities was $6.4 million for the nine months ended September 30, 2012 compared to $8.3 million for the comparable period in 2011. The net cash provided by operating activities primarily results from changes in our operating assets and liabilities totaling approximately $1.9 million for the nine months ended September 30, 2012. This change was principally driven by accounts receivable, including receivables from affiliates, which increased to $27.4 million at September 30, 2012 from $11.6 million at December 31, 2011 due to an increase in associated revenues. Accounts payable increased to $25.1 million at September 30, 2012 from $13.2 million at December 31, 2011 primarily due to the timing of vendor payments and our increased operating activity. In addition, we had a net loss of $2.2 million for the nine months ended September 30, 2012 compared to net income of $5.3 million for the comparable period in 2011.

Net cash provided by investing activities was $2.9 million for the nine months ended September 30, 2012 compared to net cash used in investing activities of $29.0 million for the comparable period in 2011. Investing activities for the nine months ended September 30, 2012 reflect investment in property and equipment of $1.8 million, inclusive of $0.5 million related to the acquisition of property and equipment in connection with certain acquisitions, compared to $36.3 million, inclusive of $33.1 million related to the acquisition of property and equipment in connection with certain acquisitions, for the comparable period in 2011. In addition, we received $4.0 million in proceeds from the divestiture of sites as compared to $6.4 million for the comparable period in 2011.

Net cash used in financing activities was $10.4 million for the nine months ended September 30, 2012 compared to net cash provided by financial activities of $19.7 million for the comparable period in 2011. Cash flows used in financing activities for the nine months ended September 30, 2012 included $0.5 million change in advances to affiliates, net, distributions to owners of $6.7 million offset by contributions from owners of $3.5 million. We also made repayments on our long term debt of $20.5 million offset by proceeds received from long term debt of $13.4 million during the period. Cash flows provided by financing activities for the nine months ended September 30, 2011 reflected distributions to owners of $12.9 million, proceeds from financing obligations of $21.6 million, repayments of financing obligations of $9.5 million, proceeds from long-term debt of $20.0 million and repayments of long-term debt of $4.4 million.

Capital Expenditures

We are required to make investments to expand, upgrade, and enhance existing assets. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those capital expenditures required to maintain our long-term operating income or operating capacity. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $1.3 million and $3.2 million in maintenance capital expenditures for the nine months ended September 30, 2012 and 2011, respectively, which are included in capital expenditures in our predecessor’s combined statements of cash flows.

Expansion capital expenditures are those capital expenditures that we expect will increase our operating income or operating capacity over the long term. We have the ability to fund our expansion capital expenditures through, among others options, by issuing additional equity. We had approximately $0.5 million and $33.1 million for the nine months ended September 30, 2012 and 2011, respectively, which are included in capital expenditures in our predecessor’s combined statements of cash flows.

Non-GAAP Financial Measures

We use the non-GAAP financial measures, EBITDA and Adjusted EBITDA, in this Quarterly Report. EBITDA represents net income before deducting interest expense, income taxes and depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted to exclude the gain or loss on sale of assets. EBITDA and Adjusted EBITDA are used as supplemental financial measures by management and by external users of our financial statements, such as investors and lenders, to assess:

•                  our financial performance without regard to financing methods, capital structure or income taxes;

•                  our ability to generate cash sufficient to make distributions to our unit-holders; and

•                  our ability to incur and service debt and to fund capital expenditures.

In addition, Adjusted EBITDA is used as a supplemental financial measure by management and these external users of our financial statements to assess the operating performance of our business on a consistent basis by excluding the impact of sales of our assets which do not result directly from our wholesale distribution of motor fuel and our leasing of real property.

EBITDA and Adjusted EBITDA should not be considered alternatives to net income, net cash provided by operating activities or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA exclude some, but not all, items that affect net income and these measures may vary among other companies.

EBITDA and Adjusted EBITDA as presented below may not be comparable to similarly titled measures of other companies. The following table presents reconciliations of EBITDA and Adjusted EBITDA to net income and EBITDA and Adjusted EBITDA to net cash provided by operating activities, the most directly comparable GAAP financial measures, on a historical basis and pro forma basis, as applicable, for each of the periods indicated.

Reconciliation of EBITDA and Adjusted EBITDA to net income (loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income from continuing operations	$(528)	$3,173	$(2,787)	$5,849
Net income (loss) from discontinued operations	78	105	549	(561)
Net (loss) income	(450)	3,278	(2,238)	5,288
Plus:
Depreciation and amortization	3,524	3,105	11,952	8,541
Income tax	—	—	—	—
Interest expense	3,388	3,123	10,281	9,727
EBITDA	6,462	9,506	19,995	23,556
(Gain) loss on sale of assets	(146)	17	(3,119)	(1,615)
Adjusted EBITDA	$6,316	$9,523	$16,876	$21,941

New Credit Agreement

On the Closing Date, we entered into the New Credit Agreement, which consists of a senior secured revolving credit facility, a swingline loan and standby letters of credit .The aggregate amount of the outstanding loans and letters of credit under the New Credit Agreement cannot exceed the combined revolving commitments then in effect. Each of our subsidiaries are guarantors of all of the obligations under the New Credit Agreement. All obligations under the New Credit Agreement are secured by substantially all of our assets and substantially all of the assets of our subsidiaries.  The New Credit Agreement matures on October 30, 2015.

The revolving credit facility has a borrowing capacity of $249 million, which may be increased from time to time upon our written request, subject to certain conditions, up to an additional $75 million.  Borrowings under the revolving credit facility bear interest, at our option, at (1) a rate equal to LIBOR, for interest periods of one, two, three or six months, plus a margin of 2.25% to 3.50% per annum, depending on our Combined Leverage Ratio  or (2) (a) a base rate equal to the greatest of, (i) the federal funds rate, plus 0.5%, (ii) LIBOR for one month interest periods, plus 1.00% per annum or (iii) the rate of interest established by Agent, from time to time, as its prime rate, plus (b) a margin of 1.25% to 2.50% per annum depending on our Combined Leverage Ratio. In addition, we will incur a commitment fee based on the unused portion of the revolving credit facility at a rate of 0.375% to 0.50% per annum depending on our Combined Leverage Ratio.

We have the right to a swingline loan under the New Credit Agreement in an amount up to $7.5 million. Swingline loans will bear interest at the applicable base rate, plus a margin of 1.25% to 2.50% depending on our Combined Leverage Ratio.

Standby letters of credit are permissible under the New Credit Agreement up to an aggregate amount of $35.0 million. Standby letters of credit will be subject to a 0.25% fronting fee and other customary administrative charges. Standby letters of credit will accrue a fee at a rate of 2.25% to 3.50% per annum, depending on our Combined Leverage Ratio.

The New Credit Agreement also contains two financial covenants. One requires us to maintain a Combined Leverage Ratio no greater than 4.40 to 1.00 (or 4.25 to 1.00 after December 31, 2013) measured quarterly on a trailing four quarters’ basis. The second requires us to maintain a Combined Interest Charge Coverage Ratio  of at least 3.00 to 1.00.

The New Credit Agreement prohibits us from making distributions to unitholders if any potential default or event of default occurs or would result from the distribution, we are not in compliance with our financial covenants or we have lost status as a partnership for U.S. federal income tax purposes. In addition, the New Credit Agreement contains various covenants that may limit, among other things, our ability to:

•                  grant liens;

•                  create, incur, assume or suffer to exist other indebtedness; or

•                  make any material change to the nature of the our business, including mergers, liquidations and dissolutions; and

•                  make certain investments, acquisitions or dispositions.

If an event of default exists under the New Credit Agreement, the lenders will be able to accelerate the maturity of the New Credit Agreement and exercise other rights and remedies. Events of default include, among others, the following:

•                  failure to pay any principal when due or any interest, fees or other amounts when due;

•                  failure of any representation or warranty to be true and correct in any material respect;

•                  failure to perform or otherwise comply with the covenants in the New Credit Agreement or in other loan documents without a waiver or amendment;

•                  any default in the performance of any obligation or condition beyond the applicable grace period relating to any other indebtedness of more than $3.0 million;

•                  a judgment default for monetary judgments exceeding $3.0 million;

•                  bankruptcy or insolvency event involving the Partnership or any of its subsidiaries;

•                  an Employee Retirement Income Security Act of 1974 (ERISA) violation;

•                  a Change of Control without a waiver or amendment; and

•                  failure of the lenders for any reason to have a perfected first priority security interest in the security pledged by us or any of our subsidiaries or any of the security becomes unenforceable or invalid.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in the financial markets, including interest rates. Our exposure to interest rate risk relates primarily to our existing term loan and revolving credit facility. If we were to utilize amounts under our New Credit Agreement, we could be exposed to interest rate risk.

To manage interest rate risk and limit overall interest cost, we have employed, and may continue to employ, interest rate swaps to convert a portion of the floating-rate debt under our existing credit facility asset to a fixed-rate liability. As of September 30, 2012, we had an aggregate $25.0 million in notional amount of swap agreements with settlement dates on various dates through December 31, 2012. As of September 30, 2012 and December 31, 2011, we had no other assets or liabilities that have significant interest rate sensitivity.

Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be higher. Gains and losses are recognized in net income.

Because the information presented above includes only those exposures that existed as of December 31, 2011, it does not consider changes, exposures or positions that could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

Item 4. Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Partnership and its consolidated subsidiaries is made known to the officers of our General Partner who certify our financial reports and the board of directors of our General Partner.

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the quarterly period ended September 30, 2012 (the “Evaluation Date”). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reports

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition or results of operations. We are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us. We maintain insurance policies with insurers in amounts and with coverage and deductibles as our General Partner believes are reasonable and prudent. However, we cannot assure you that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. Other than environmental liabilities and third-party claims for which we are entitled to indemnification from LGC under the Omnibus Agreement, we will be liable for any legal proceeding of a contributed entity with respect to which the basis for the claim underlying the legal proceeding arose prior to the closing of the Offering. As noted above, we are not aware of any significant legal or governmental proceedings against a contributed entity, or contemplated to be brought against a contributed entity. To the extent that LGC is unable to satisfy its indemnification obligations under the Omnibus Agreement, we may be responsible for legal proceedings involving environmental liabilities and third-party claims that are based on environmental conditions in existence at our Predecessor’s sites prior to the closing of the Offering. We believe that LGC will be able to satisfy known environmental liabilities for which we are entitled indemnification.

Item 1A. Risk Factors

You should carefully consider the risks described under the caption “Risk Factors” in the Prospectus. The risks and uncertainties described in that Prospectus are not the only ones facing us.  Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future.  If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The list of exhibits attached to this Quarterly Report on Form 10-Q is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEHIGH GAS PARTNERS LP

	By:	LEHIGH GAS GP LLC, its general partner

Date: December 10, 2012		By:	/s/ Mark L. Miller
		Name:	Mark L. Miller
		Title:	Chief Financial Officer of Lehigh Gas GP LLC (On behalf of the registrant, and in his capacity as principal financial officer)

Exhibit Index

Exhibit No.	Description
3.1

Certificate of Limited Partnership of Lehigh Gas Partners LP (incorporated herein by reference to Exhibit 3.1 of the Registration Statement on Form S-1 for Lehigh Gas Partners LP, filed on May 11, 2012 (File No. 333-181370))

3.2

First Amended and Restated Agreement of Limited Partnership of Lehigh Gas Partners LP (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed October 30, 2012 (File No. 001-35711))

31.1*	Certification of Principal Executive Officer of Lehigh Gas GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer of Lehigh Gas GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1†	Certification of Principal Executive Officer of Lehigh Gas GP LLC pursuant to 18 U.S.C. §1350
32.2†	Certification of Principal Financial Officer of Lehigh Gas GP LLC pursuant to 18 U.S.C. §1350
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

*                                                     Filed herewith

†                                                     Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.

††                                              Pursuant to Rule 406T of Regulation S-T, the documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act, as amended, and otherwise are not subject to liability under these sections. Exhibits to be filed by amendment in accordance with Rule 405(a)(2)(ii) to Regulation S-T.