Form 10-K
period 2012-12-31
Lehigh Gas Partners LP
filed 2013-03-28
CIK 1538849

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-35711

LEHIGH GAS PARTNERS LP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-4165414 (I.R.S. Employer Identification No.)

702 West Hamilton Street, Suite 203
Allentown, PA 18101
(610) 625-8000
(Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units representing limited partner interests	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐    No ☒.

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐    No ☐.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes ☒.    No ☐

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐.

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒.

         As of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, the registrant's equity was not listed on any domestic exchange or over-the-counter market. The registrant's common units began trading on the New York Stock Exchange on October 26, 2012. As of October 25, 2012, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates was approximately $141.7 million, based on the closing price of the registrant's common units reported on the New York Stock Exchange on such date of $20.53 per share.

         As of March 22, 2013 the registrant had outstanding 7,526,044 common units and 7,525,000 subordinated units outstanding..

DOCUMENTS INCORPORATED BY REFERENCE

i

Explanatory Note

        On October 30, 2012 (the "Closing Date"), the Partnership completed its initial public offering of a total of 6,000,000 common units representing limited partner interests ("Common Units"), and on November 9, 2012 issued an additional 900,000 Common Units pursuant to the full exercise by the underwriters (the "Underwriters") of their over-allotment option, all at a price of $20.00 per unit (the "Offering"). The Partnership received aggregate proceeds of $125.7 million from the sale, net of underwriting discounts and structuring fees, and $2.6 million of Offering expenses. As previously disclosed, of this amount the net proceeds of approximately $16.7 million, pursuant to the over-allotment option, were distributed to Joseph V. Topper, Jr., the Chief Executive Officer of the Partnership, and to certain of Mr. Topper's affiliates and family trusts, and John B. Reilly, III, a member of the board of directors of the general partner of the Partnership.

        References in this Annual Report to "our Predecessor", or "Predecessor Entity", refer to the portion of the business of Lehigh Gas Corporation, or "LGC," and its subsidiaries and affiliates that were contributed to Lehigh Gas Partners LP in connection with the Offering. Unless the context requires otherwise, references in this Annual Report to "Lehigh Gas Partners LP," "we," "our," "us," or like terms, when used in the context of the periods following the completion of the Offering refer to Lehigh Gas Partners LP and its subsidiaries and, when used in the context of the periods prior to the completion of the Offering, refer to the portion of the business of our Predecessor, the wholesale distribution business of Lehigh Gas—Ohio, LLC and real property and leasehold interests contributed to us in connection with the Offering by Joseph V. Topper, Jr., the Chief Executive Officer and the Chairman of the board of directors of our general partner and/or his affiliates.

        References to "our General Partner" or "Lehigh Gas GP" refer to Lehigh Gas GP LLC, the General Partner of Lehigh Gas Partners LP and a wholly owned subsidiary of LGC. References to "LGO" refer to Lehigh Gas—Ohio, LLC, an entity managed by Joseph V. Topper, Jr., the Chief Executive Officer and the Chairman of the board of directors of our General Partner. All of LGO's wholesale distribution business were contributed to us in connection with the Offering. References to the "Topper Group" refer to Joseph V. Topper, Jr., collectively with those of his affiliates and family trusts that have ownership interests in our Predecessor. A trust of which Joseph V. Topper, Jr. is a trustee owns all of the outstanding stock of LGC. The Topper Group, including LGC, will hold a significant portion of the limited partner interests in us. Through his ownership of LGC, Joseph V. Topper, Jr. controls our General Partner.

        Unless otherwise indicated, 2012 full year-to-date financial results contained in this Annual Report contain the audited consolidated financial results of the Partnership for the period October 31, 2012 through December 31, 2012, and the audited combined financial results for the Predecessor Entity for the period January 1, 2012 through October 30, 2012.

        References to "Lessee Dealers" refer to third parties who operate sites we own or lease and we, in turn, lease such sites to the Lessee Dealers; "Independent Dealers" refer to third parties that own their sites or lease their sites from a landlord other than us; and "Sub-wholesalers" refer to third parties that elect to purchase motor fuels from us, on a wholesale basis, instead of purchasing directly from major integrated oil companies and refiners.

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K and oral statements made regarding the subjects of this Annual Report may contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, or the Reform Act, which may include, but are not limited to, statements regarding our plans, objectives, expectations and intentions and other statements that are not historical facts, including statements identified by words such as "outlook," "intends," "plans," "estimates," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "anticipates," "foresees," or the negative version of these words or other comparable expressions. All statements addressing operating performance, events, or developments that the Partnership expects or anticipates will occur in the future, including statements relating to revenue growth and earnings or earnings per unit growth, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are based upon our current views and assumptions regarding future events and operating performance and are inherently subject to significant business, economic and competitive uncertainties and contingencies and changes in circumstances, many of which are beyond our control. The statements in this Annual Report are made as of the date of this press release, even if subsequently made available by us on our website or otherwise. We do not undertake any obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Annual Report.

        Although the Partnership does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Partnership cannot guarantee their accuracy. Achieving the results described in these statements involves a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the following factors:

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

  •
  The outcome of pending or future litigation; and

  •
  Other factors, including those discussed in Item 1A. Risk Factors.

        See "Item 1A. Risk Factors." All written and oral forward-looking statements attributable to the Partnership, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties. The Partnership cautions you that the important factors referenced above may not contain all of the factors that are important to you.

PART I

Item 1.    Business

Overview

        We are a limited partnership formed to engage in the wholesale distribution of motor fuels, consisting of gasoline and diesel fuel, and to own and lease real estate used in the retail distribution of motor fuels. Since our Predecessor was founded in 1992, we have generated revenues from the wholesale distribution of motor fuels to sites and from real estate leases. We completed our initial public offering on October 30, 2012.

        Our primary business objective is to make quarterly cash distributions to our unitholders and, over time, to increase our quarterly cash distributions. Initially, we intend to make minimum quarterly distributions of $0.4375 per unit, per quarter (or $1.75 per unit on an annualized basis). See Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy.

        Our cash flows from the wholesale distribution of motor fuels will be generated primarily by a per gallon margin that is either a fixed mark-up per gallon or a variable rate mark-up per gallon. By delivering motor fuels through independent carriers on the same day we purchase the motor fuels from suppliers, we seek to minimize the commodity risks typically associated with the purchase and sale of motor fuels. We generate cash flows from rental income primarily by collecting rent from Lessee Dealers and LGO pursuant to lease agreements. We believe that consistent demand for motor fuels in the areas where we operate, and the contractual nature of our rental income provides a stable source of cash flow.

        We are focused on owning and leasing sites primarily located in metropolitan and urban areas. We own and lease sites located in Pennsylvania, New Jersey, Ohio, Florida, New York, Massachusetts, Kentucky, New Hampshire and Maine. According to the EIA, of the nine states in which we own and lease sites, five are among the top ten consumers of gasoline in the United States and four are among the top ten consumers of on-highway diesel fuel in the United States. Over 85% of our sites are located in high-traffic metropolitan and urban areas. We believe that the limited availability of undeveloped real estate in these areas presents a high barrier to entry for new or existing retail gas station owners to develop competing sites.

        For the year ended December 31, 2012, we distributed an aggregate of approximately 606.3 million gallons of motor fuels to 782 sites, including 193 new sites purchased or leased, in the second half of 2012, of which we did not distribute motor fuels to in 2011. Over 60% of the sites to which we distribute motor fuels are owned or leased by us. In addition, we have agreements requiring the operators of these sites to purchase motor fuels from us. For the year ended December 31, 2012, we were one of the five largest independent distributors by volume in the United States for ExxonMobil, one of the 10 largest independent distributors by volume in the United States for BP and one of the 15 largest independent distributors by volume for Shell. We also distribute Chevron, Sunoco, Valero and Gulf-branded motor fuels. Approximately 91% of the motor fuels we distributed in the year ended December 31, 2012 were branded.

        As of December 31, 2012, we distributed motor fuels to the following classes of business:

  •
  225 sites operated by Independent Dealers;

  •
  362 sites owned or leased by us that are operated by LGO;

  •
  149 sites owned or leased by us and operated by Lessee Dealers; and

  •
  46 sites distributed through eight Sub-Wholesalers.

Recent Developments

  Dunmore Purchase Agreement

        On December 21, 2012, we completed (the "Dunmore Closing") our acquisition of certain assets of Dunmore Oil Company, Inc. and JoJo Oil Company, Inc. (together, the "Dunmore Sellers") as contemplated by the Asset Purchase Agreement, as amended (the "Dunmore Purchase Agreement"), by and among the Partnership, a subsidiary of the Partnership, the Dunmore Sellers, and, for limited purposes, Joseph Gentile, Jr. Pursuant to the Dunmore Purchase Agreement, the Dunmore Sellers sold to us all of the assets (collectively, the "Dunmore Assets") held and used by the Dunmore Sellers in connection with their gasoline and diesel retail outlet business and their related convenience store business (the "Dunmore Retail Business"). In connection with this transaction, we will acquire 24 motor fuel service stations, 23 of which will be fee simple interests and one of which will be a leasehold interest.

        LGO leases the sites from the Partnership and operates the Dunmore Retail Business. In addition, as contemplated by the Dunmore Purchase Agreement, certain of the non-qualified Dunmore Assets and certain non-qualified liabilities of the Dunmore Sellers were assigned by us to LGO. LGO paid the Partnership $0.5 million for up-front rent. The Dunmore Sellers are permitted to continue to operate certain portions of their business relating to sales of heating oil, propane and unbranded motor fuels.

        Pursuant to the PMPA Franchise Agreement (the "Franchise Agreement") by and between LGO and our wholly owned subsidiary, Lehigh Gas Wholesale, LLC ("LGW"), the Partnership is the exclusive distributor of motor fuels to all sites operated by LGO in connection with the Dunmore Retail Business. In addition, we lease these sites to LGO pursuant to property lease agreements. We estimate we will receive from LGO aggregate rental income, net of expenses, of approximately $1.7 million per year from such sites.

        As consideration for the Dunmore Assets, we paid (i) $28.0 million in cash to the Dunmore Sellers; (ii) $0.5 million in cash to Mr. Gentile as consideration for his agreeing, for a period of five years following the Dunmore Closing, to not compete in the Dunmore Retail Business, to not engage in the sale or distribution of branded motor fuels, and to not solicit or hire any of our, or our affiliates' employees; and (iii) $0.5 million in cash to be held in escrow and delivered to the Dunmore Sellers upon the Partnership's receipt of written evidence concerning the payment of certain of the Dunmore Sellers' pre-closing tax liabilities (collectively, the "Dunmore Purchase Price").

        All of the transactions between us and LGO that are described in the Dunmore Purchase Agreement have been approved by the conflicts committee of the board of directors of the General Partner.

  Express Lane Stock Purchase

        On December 21, 2012, LGWS, entered into a Stock Purchase Agreement (the "Express Lane Stock Purchase Agreement") with James E. Lewis, Jr., Lida N. Lewis, James E. Lewis, III and Reid D. Lewis (collectively, the "Express Lane Sellers"), pursuant to which the Express Lane Sellers agreed to sell to LGWS all of the outstanding capital stock (collectively, the "Express Lane Shares") of Express Lane, Inc. ("Express Lane"), the owner and operator of various retail convenience stores, which include the retail sale of motor fuels and quick service restaurants, at various locations in Florida.

        In connection with the purchase of the Express Lane Shares, Lehigh Gas Wholesale Services, Inc. ("LGWS"), a wholly owned subsidiary, agreed to acquire thirty-nine motor fuel service stations, one as a fee simple interest and thirty-eight as leasehold interests. In connection with the purchase of the Express Lane Shares, on December 21, 2012, LGP Realty Holdings LP ("LGP-R"), our wholly-owned subsidiary, entered into a Purchase and Sale Agreement (the "Express Lane Purchase and Sale Agreement" and, together with the Express Lane Stock Purchase Agreement, the "Express Lane

Agreements") with Express Lane. Under the Express Lane Purchase and Sale Agreement, LGP-R agreed to acquire from Express Lane, prior to the Express Lane Purchaser's acquisition of the Express Lane Shares, an additional fee simple interest in six properties and two fueling agreements (collectively, the "Express Lane Property").

        On December 21, 2012, LGP-R completed the acquisition of the Express Lane Property from the Express Lane Sellers, as contemplated by the Express Lane Purchase and Sale Agreement. In addition, on December 22, 2012, LGWS completed (the "Express Lane Closing") the acquisition of the Express Lane Shares from the Express Lane Sellers, as contemplated by the Express Lane Stock Purchase Agreement.

        As a result of the Express Lane acquisition, LGO leases sites from the Partnership and operates Express Lane's gasoline and diesel retail outlet business and its related convenience store business (the "Express Lane Retail Business"). In addition, certain of the non-qualified income generating assets related to the Express Lane Retail Business and certain non-qualified liabilities of the Express Lane Sellers were assigned to LGO. LGO paid us the balance of the net working capital plus $1.0 million for up-front rent, subject to certain post-closing adjustments.

        Pursuant to the Franchise Agreement, the Partnership is the exclusive distributor of motor fuels to all sites operated by LGO in connection with the Express Lane Retail Business. In addition, the Partnership leases these sites to LGO pursuant to property lease agreements. The Partnership estimates it will receive from LGO aggregate rental income, net of expenses, of approximately $4.6 million per year from such sites.

        Under the Express Lane Agreements, the aggregate purchase price (the "Express Lane Purchase Price") for the Express Lane Property and the Express Lane Shares is $45.4 million, inclusive of $1.8 million of certain preliminary post-closing adjustments. Of the Express Lane Purchase Price, LGWS paid an aggregate of $41.9 million to the Express Lane Sellers and placed an aggregate of $1.1 million into escrow, of which $1.0 million has been placed into escrow to fund any indemnification or similar claims made under the Express Lane Agreements by the parties thereto, and $0.1 million has been placed into escrow pending the completion by the Express Lane Sellers of certain environmental remediation measures. In addition to the Express Lane Purchase Price, the Express Lane Purchaser also placed $0.6 million (the "Tax Escrow") into escrow to indemnify the Express Lane Sellers for certain tax obligations resulting from the sale of the Express Lane Property.

        All of the transactions between us and LGO related to the Express Lane Agreements have been approved by the conflicts committee of the board of directors of the General Partner.

Business Strategies

        Our primary business objective is to make quarterly cash distributions to our unitholders and, over time, to increase our quarterly cash distributions by continuing to execute the following strategies:

  •
  Own or lease sites in prime locations and seek to enhance the cash flow potential of these sites.  As of December 31, 2012, over 85% of our sites are strategically located in densely populated metropolitan and urban areas that historically have had high demand for motor fuel. These sites serve customers seeking convenient fueling locations on roads and intersections with heavy traffic. We constantly evaluate opportunities to enhance the cash flow potential of our sites. For example, at our sites we may install car washes, convert service bays into convenience stores or upgrade convenience stores to quick service restaurants. These enhancements improve our ability to charge increased rents at these sites and increase the wholesale distribution potential of these sites.

  •
  Expand within and beyond our core markets through acquisitions.  We intend to continue to grow our business through strategic and accretive acquisitions of sites and wholesale distribution businesses both within our existing area of operations and in new geographic areas. Since our Initial Public Offering ("IPO"), we have acquired ownership or leased 98 new sites. We believe that there is considerable opportunity for consolidation in our industry as the major integrated oil companies continue to divest sites they own and lease and as family-owned wholesale distributors consider selling their businesses. Because of our interest in purchasing wholesale distribution operations as well as sites, we believe we have a competitive advantage over bidders interested in purchasing only sites.

  •
  Serve as a preferred motor fuel distributor and provide dedicated supply and services to our customers.  We have established long-term relationships with our suppliers that enhance the dependability and quality of our motor fuel supply to our customers. During periods of motor fuel shortages, we historically have succeeded in sustaining a supply of motor fuel sufficient to meet the needs of our customers while many of our unbranded competitors have not. In addition, we provide our customers with services that enable them to more efficiently operate their gas stations, including, but not limited to, preferred pricing in purchasing gas station equipment and for providing maintenance services. We intend to continue to maintain our strong relationships with existing suppliers and customers and to develop new relationships to grow our wholesale distribution business.

  •
  Increase our wholesale motor fuel distribution business by expanding market share.  As we seek to increase the number of sites we own and lease, we expect to have a commensurate increase in our wholesale distribution business due to the addition of these new sites. Furthermore, we believe that our standing in 2012 as a top five independent distributor by volume in the United States for ExxonMobil, a top 10 independent distributor by volume in the United States for BP and a top 15 independent distributor by volume in the United States for Shell enables us to capitalize on the reduction by major integrated oil companies in the number of wholesalers with which they do business. As smaller wholesale distributors experience difficulties purchasing motor fuels from major integrated oil companies and refiners, we have been able to, and believe that we will be able to continue to, successfully target and sell motor fuels to these wholesalers on a sub-wholesaling basis.

  •
  Maintain strong relationships with major integrated oil companies and refiners.  Our relationships with suppliers of branded motor fuels are crucial to the operation and growth of our business. These relationships have allowed us to consistently negotiate supply agreements with competitive terms, and they have also provided us a source of acquisitions as major integrated oil companies and refiners have continued to divest retail distribution businesses and real estate.

  •
  Manage risk by outsourcing delivery of motor fuel, mitigating exposure to environmental liabilities and implementing systems and controls to manage operations.  Motor transportation services are not part of our core business, and we do not own or lease trucks for the delivery of motor fuel. This strategy alleviates the capital, labor, and liability constraints associated with operating a transportation fleet. Instead, we contract with third parties for the delivery of motor fuel. We believe that operating a fuel transportation service would not add significant economic or operational value to our business and that outsourcing the delivery service to third parties allows us to focus on our wholesale distribution business. Before acquiring the property underlying a site, we use an environmental consultant to perform due diligence regarding the site to assess the exposure to risk of contamination, if any. Typically, when an acquired site requires remediation, either the seller funds an escrow account for the cost to remediate the property, or the seller retains the obligation to remediate the property. We may purchase environmental insurance policies to contain costs in the event that escrowed amounts are inadequate and/or if there are unknown pre-existing conditions. In addition, we participate in state programs, where available, that may also assist in funding the costs of environmental liabilities. Also, since we purchase and deliver fuel in the same day through independent carriers, we minimize commodity risks associated with the purchase and sale of motor fuels. In addition, our daily collection and settlement procedures minimize credit risk.

Competitive Strengths

        We believe the following competitive strengths will enable us to achieve our primary business objective:

  •
  Stable cash flows from real estate rental income and wholesale motor fuel distribution.  We generate revenue from rent on our sites and earn a per gallon margin on the wholesale distribution of motor fuels. We collect rent from the Lessee Dealers and LGO pursuant to lease agreements. The average remaining lease term for our Lessee Dealer sites was 2.2 years as of December 31, 2012. The remaining lease term for our LGO sites is 14.9 years. We sell motor fuel on a wholesale basis to Lessee Dealers, Independent Dealers, LGO and Sub-wholesalers. Our wholesale contracts prohibit customers from purchasing motor fuels from other distributors. We receive a per gallon margin that is either a fixed mark-up per gallon or a variable rate mark-up per gallon. We believe that the contractual nature of our rental income and the consistent demand for motor fuel in the areas where we operate provide a stable source of cash flow.

  •
  Prime real estate locations in areas with high traffic and considerable motor fuel consumption.  We derive our rental income from sites we own or lease that provide convenient fueling locations in areas that are densely populated. Of the nine states in which we own and lease sites, five are among the top ten consumers of gasoline in the United States and four are among the top ten consumers of on-highway diesel fuel in the United States. We believe that the limited availability of undeveloped real estate in these areas presents a high barrier to entry for the development of competing sites.

  •
  Established history of acquiring sites and successfully integrating these sites and operations into our existing business.  We have an established history record of acquiring sites to grow our business. We have increased the number of sites we owned from 11 in 2004 to 207 as of December 31, 2012. Since our IPO, we have acquired ownership of, or leased, 98 new sites. Many of our acquisitions have been from major integrated oil companies that have pursued a strategy of divesting their retail marketing operations. Our strong industry relationships and ability to complete acquisitions have allowed us to find multiple sites and negotiate transactions that are on attractive terms. Furthermore, we have successfully integrated our acquisitions into our existing business by reducing overhead costs and realizing economies of scale associated with our wholesale distribution business.

  •
  Long-term relationships with major integrated oil companies and refiners.  We have established long-term relationships and supply agreements with companies that are among the largest suppliers of branded motor fuel. For the year ended December 31, 2012, our wholesale business purchased approximately 41%, 27%, 18% and 4% of its motor fuel from ExxonMobil (a supplier of ours since 2002), BP (a supplier of ours since 2009), Shell (a supplier of ours since 2004) and Valero (a supplier of ours since 2003), respectively. Our prompt payment history and good credit standing with our suppliers allow us to receive certain term discounts on our fuel purchases, which increases the profitability of our wholesale distribution business. We believe that these relationships and payment terms are not easily replicated by new competitors in the markets we serve.

  •
  Financial flexibility to pursue acquisitions and other expansion opportunities.  We have $51.3 million available for either acquisitions or working capital purposes, depending on our needs. Subject to certain conditions, we also have the ability to increase our credit facility up to an additional $75.0 million. We believe that our borrowing capabilities available under our credit agreement and our ability to issue additional common units will provide us with the financial flexibility to pursue acquisition and expansion opportunities.

  •
  Extensive industry experience of our senior management team.  The members of our senior management team, including their experience managing the business and affairs of our Predecessor Entity and LGO (the "Lehigh Gas Group"), have, on average, over 26 years of experience in the ownership and operation of businesses that distribute motor fuel. In this regard, the members of our senior management team have an established history of acquiring sites and expanding our wholesale distribution business. Under their leadership, the Lehigh Gas Group grew from 11 owned sites in 2004 to 207 owned sites as of December 31, 2012. In addition, the Lehigh Gas Group has increased the number of gallons of motor fuel distributed from 387.2 million gallons in 2007 to 606.3 million gallons in 2012. Furthermore, our senior management team has extensive relationships with the suppliers and customers that are crucial to the successful operation of our business.

Wholesale Motor Fuel Distribution

  General

        The following table highlights the aggregate volume of motor fuel distributed by the wholesale distribution operations to each of the principal customer groups by gallons sold for the periods (in thousands):

	Lehigh Gas Group(1)					Lehigh Gas Partners LP	Combined
						Period from October 31 to December 31, 2012
	Year Ended December 31,
					Period from January 1 to October 30, 2012
							Year Ended December 31, 2012
	2008	2009	2010	2011
Gallons of motor fuel distributed to:
Lessee Dealer	99.1	150.0	154.0	124.0	91.6	18.0	109.6
Independent Dealer	96.1	123.2	156.1	167.6	139.9	26.9	166.8
LGO and affiliates	124.1	144.2	285.5	269.5	201.1	44.7	245.8
Sub-wholesaler(2)	63.0	64.1	67.6	74.8	70.1	14.0	84.1

Total	382.3	481.5	663.2	635.9	502.7	103.6	606.3

(1)
The Lehigh Gas Group consists of the combined businesses of our Predecessor and LGO.

(2)
Includes motor fuel distributed to customers of the Lehigh Gas Group. We distribute motor fuel to LGO on a sub-wholesale basis, and LGO, in turn, sells the motor fuel at retail to customers.

        We purchase branded and unbranded motor fuel from major integrated oil companies, refiners and unbranded fuel suppliers. We distribute motor fuel to Lessee Dealers, Independent Dealers, LGO and Sub-wholesalers. We are a distributor of various brands of motor fuel as well as unbranded motor fuel. We are among the largest independent distributors by volume of ExxonMobil, BP and Shell-branded motor fuel in the United States, and we also distribute Chevron, Sunoco, Valero and Gulf-branded motor fuels. For the year ended December 31, 2012, we distributed approximately 606.3 million gallons of motor fuel. We receive a fixed mark-up per gallon on approximately 37% of our gallons sold, which reduces the overall variability of our financial results. We receive a variable rate mark-up per gallon on the remaining gallons sold. The percentage on which we receive a fixed mark-up per gallon decreased as a result of the new lease with LGO, which provides for a variable rate mark-up per gallon rather than a fixed mark-up per gallon.

  Arrangements with Lessee Dealers and Independent Dealers

        We distribute motor fuel to lessee dealers and independent dealers under supply agreements. Under our supply agreements, we agree to supply a particular branded motor fuel or unbranded motor fuel to a site or group of sites and arrange for all transportation. We receive a per gallon margin that is either a fixed mark-up per gallon or a variable rate mark-up per gallon. The initial term of most independent dealer supply agreements is ten years. The initial term of most lessee dealer supply agreements is three years. These supply agreements require, among other things, dealers to maintain standards established by the applicable brand. We may provide credit terms to our Lessee Dealers and Independent Dealers, which are generally one to three days.

  Arrangements with Sub-Wholesalers

        We distribute motor fuel to Sub-wholesalers under supply agreements. Under our supply agreements, we agree to supply a particular branded motor fuel or unbranded motor fuel to the Sub-wholesaler. Motor fuels are sold to the Sub-wholesalers at rack plus. The rack price is the price at which a wholesale distributor generally purchases motor fuel from an integrated oil company or refiner at the terminal. The Sub-wholesaler is responsible for arranging and paying for all transportation, insurance and all other costs and services for the distribution of motor fuels. The initial term of most sub-wholesaler supply agreements is three to ten years. We may provide credit terms to our Sub-wholesalers, which are generally one to three days.

  Arrangement with LGO

        Prior to the Offering, our Predecessor's retail operations were transferred to LGO, a non-contributed entity managed by Joseph V. Topper, Jr. We have entered into a 15-year wholesale supply agreement with LGO pursuant to which we distribute to LGO motor fuels at a variable rate mark-up per gallon consistent with market mark-ups. LGO retains the retail income it earns from the sites and is responsible for operating the sites and for paying expenses incurred in connection with the operation of the sites including, but not limited to, utilities, insurance, licenses and employee costs. We entered into 15-year lease agreements with LGO pursuant to which LGO leasees sites from us.

  Supplier Arrangements

        We distribute branded motor fuel under the Exxon, Mobil, BP, Valero, Shell, Sunoco, Chevron and Gulf brands to our customers. Branded motor fuels are purchased from major integrated oil companies and refiners under supply agreements. For the year ended December 31, 2012, our wholesale business purchased approximately 41%, 27%, 18% and 4% of its motor fuel from Exxon (a supplier of ours since 2002), BP (a supplier of ours since 2009), Shell (a supplier of ours since 2004) and Valero (a supplier of ours since 2003), respectively. We purchase the motor fuel at the supplier's applicable terminal rack price, which typically changes daily. As of December 31, 2012, our supply agreements generally had an average remaining term of approximately 3.9 years. In addition, each supply agreement typically contains provisions relating to, among other things, payment terms, use of the supplier's brand names, provisions relating to credit card processing, insurance coverage and compliance with legal and environmental requirements. As is typical in the industry, a supplier generally can terminate the supply contract if we do not comply with any material condition of the contract, including if we were to fail to make payments when due, or if we are involved in fraud, criminal misconduct, bankruptcy or insolvency. Each supply agreement has provisions that obligates the supplier, subject to certain limitations, to sell up to an agreed upon number of gallons. Any amount in excess is subject to availability. Certain suppliers offer volume rebates or incentive payments to drive volumes and provide an incentive for branding new locations. Certain suppliers require that all or a portion of any such incentive payments be repaid to the supplier in the event that the sites are rebranded within a stated number of years. We also purchase unbranded motor fuel for distribution at the rack price.

  Selection and Recruitment of Site Operators

        We constantly evaluate existing and potential site operators based on their creditworthiness and the quality of their site and operation as determined by size and location of the site, monthly volumes of motor fuel sold, overall financial performance and previous operating experience. We occasionally convert our sites operated by LGO to Lessee Dealer operated sites. In addition, we occasionally convert sites back from sites operated by lessee dealers to a LGO operated site.

Real Estate

  Site Locations

        As of December 31, 2012, we owned or leased 511 sites located in Pennsylvania, New Jersey, Ohio, Florida, New York, Kentucky, Massachusetts, New Hampshire and Maine. Of those, 207 are owned fee simple and 304 sites we leased from third-party landlords. Over 85% of our sites are located in high-traffic metropolitan and urban areas. Our emphasis on acquiring, by purchase or lease, sites primarily in metropolitan and urban areas allows us to benefit from high traffic counts and customers seeking convenient fueling locations. We believe that sites in high traffic areas are highly desirable to other gas station operators as well as attractive locations for other entities that may use the land for alternative purposes. As a result of the limited availability of undeveloped real estate in these areas, we believe the locations of our sites present high barriers of entry for new retail gas station operators to compete with the operators of our sites.

        The following table shows the geographic distribution by state of the aggregate number of sites we owned or lease at December 31, 2012:

	Number of Owned Sites As of December 31, 2012	Number of Leased Sites As of December 31, 2012	Number of Total Sites As of December 31, 2012	Percentage of Total Sites as of December 31, 2012
Pennsylvania	71	72	143	28%
New Jersey	61	52	113	22%
Ohio	57	24	81	16%
Florida	7	41	48	9%
New York	4	5	9	2%
Kentucky	4	4	8	2%
Massachusetts	3	75	78	15%
New Hampshire	—	22	22	4%
Maine	—	9	9	2%

Total	207	304	511	100%

  Sites Owned

        We owned 207 sites as of December 31, 2012. We generally have focused on selectively acquiring sites within or contiguous to our existing market areas. In evaluating potential acquisition candidates, we consider a number of factors, including strategic fit, desirability of location, cost efficiency of serving the site with our wholesale business, price and our ability to improve the productivity and cash flow potential of a site. We consider acquiring ownership of sites that are not within or contiguous to our current markets if the opportunity meets certain criteria including, among others, the availability of other sites in the area, motor traffic, potential sales volumes and cash flow potential.

        We derive our rental income from sites we own that provide convenient fueling locations primarily in areas that are densely populated. We collect rent from the Lessee Dealers and LGO pursuant to lease agreements we have with the lessee dealers and LGO. Substantially all of our 207 owned sites are leased to lessee dealers or LGO. Our leases with the Lessee Dealers typically have three year terms. The average remaining lease term for owned sites we lease to lessee dealers was 1.7 years as of December 31, 2012. Our leases with LGO have a remaining term of 14.9 years. Each lease with LGO will be a triple-net lease pursuant to which LGO will be responsible for all expenses that arise from the use of the site, including, but not limited to, taxes, insurance, maintenance and repair costs.

  Sites Leased

        As of December 31, 2012, we also leased 304 sites from third-parties and then sub-leased these sites to Lessee Dealers and LGO. The average remaining lease term for sites we lease from third-parties is 10.4 years as of December 31, 2012. Our sub-leases with the Lessee Dealers typically have three-year terms. The average remaining sub-lease term for sites we sub-lease to lessee dealers was 2.9 years as of December 31, 2012.

        Sale-Leaseback Transactions.    From time to time, we sell sites that we own and then lease the sites back from the buyer. We refer to these transactions as "sale-leasebacks." In these sale-leaseback transactions, we retain the environmental liabilities associated with the site. A single sale-leaseback transaction may include a single site or multiple sites. Typically, we use the proceeds from the sale of the sale-leaseback sites to buy additional sites that fit our strategic and geographic model and increase our wholesale distribution business.

        As of December 31, 2012, we leased 22 sale-leaseback sites. The average remaining lease term of these sale-leaseback sites is 16.5 years as of December 31, 2012. These leases have varying renewal options. Generally, these sale-leaseback leases are net leases and require that we assume all expenses relating to the management, maintenance and operation of the sale-leaseback sites. These sale-leaseback leases are typically not terminable by us and the other lease terms are generally consistent with commercial "absolute-net" or "bond net" leases, including provisions whereby we provide the buyer with a broad indemnity. There are various restrictions on our ability to use the sale-leaseback sites for uses other than retail motor fuel distribution and convenience store operations. Under certain circumstances, we have limited rights of first offer with respect to the sale-leaseback sites. Following termination of the sale-leaseback leases, we are potentially responsible for ongoing remediation of any existing environmental contamination, as well as the removal of various fuel storage and dispensing equipment, such as USTs, fuel lines and fuel dispensers. Some lease obligations are personally guaranteed by Joseph V. Topper, Jr., the Chief Executive Officer and the Chairman of the board of directors of our general partner.

        We sub-lease our sale-leaseback sites to Lessee Dealers and LGO. Our sub-leases with the Lessee Dealers typically have three-year terms. The average remaining sub-lease term for sale-leaseback sites we sub-lease to Lessee Dealers was 1.4 years as of December 31, 2012.

  Personal Property Rental Income

        The rental income we earn from sites we own or lease includes rental income associated with the personal property located on these sites, such as USTs, and motor fuel pumps. The rental income we earn from leasing the personal property we own or lease may not be a qualified source of income. As a result, our wholly-owned subsidiary, Lehigh Gas Wholesale Services, Inc., a taxable C corporation, owns and leasees (or leases and then sub-leases) certain of our personal property. Accordingly, rental income earned by Lehigh Gas Wholesale Services, Inc. on the personal property is taxed at the applicable corporate income tax rate.

  Acquisitions

        We have grown our business from 11 owned sites in 2004 to 207 owned sites as of December 31, 2012. Our size and geographic concentration has enabled us to acquire multiple sites, particularly from major integrated oil companies and other entities that have been divesting assets associated with the motor fuel distribution business since the early 2000s. As a result of these acquisitions, we have increased our rental income and enhanced our wholesale distribution business. The majority of the sites we have acquired were purchased from major integrated oil companies and other industry participants undertaking a process to divest large numbers of sites in single-sale transactions where potential buyers typically are not permitted to make offers on single or selected sites. Accordingly, we historically have purchased a number of sites that may not fit our strategic and geographic plans, some of which have already been sold at prices that we deemed attractive under the circumstances and others of which continue to be held for sale.

        In May 2012, we entered into master lease agreements to lease an aggregate of 120 sites from an affiliate of Getty. Of the 120 sites, 74 are located in Massachusetts, 22 are located in New Hampshire, 15 are located in Pennsylvania and nine are located in Maine. In addition, on November 19, 2012, the Partnership signed a long-term lease agreement with Getty Realty to lease 25 properties located in northern New Jersey. The initial lease term is for 15 years with options for multiple renewal terms.

        As previously described, on December 21, 2012, the Partnership acquired both Express Lane and Dunmore.

        Shell Gas Stations and Wholesale Fuel Supply Agreements Acquisition.    In 2011, we acquired from Motiva Enterprises, LLC ("Motiva") a total of 26 Shell Oil Company branded gas stations and convenience stores ("Shell Locations") located in New Jersey, including wholesale fuel supply agreements with each Shell Location, and also acquired 30 wholesale fuel supply agreements with Independent Dealers. All of the Shell Locations, all of the wholesale fuel supply agreements with the Shell Locations and 15 of the wholesale fuel supply agreements with Independent Dealers will be contributed to our partnership in connection with completion of this offering. We refer to this transaction as the "Motiva transaction." The Motiva transaction was completed in two phases in May and August 2011. We paid Motiva $30.4 million in cash for the assets acquired in the Motiva transaction.

        We acquired fee simple interests in 21 of the Shell Locations and leasehold interests in the other five of the Shell Locations. All of the 26 Shell Locations are operated by Lessee Dealers. We assumed supply and lease agreements for the Shell Locations that are generally for a three-year term with varying expiration dates and contain renewal terms pursuant to and governed by applicable federal laws. As part of the Motiva transaction, we acquired the right to have the operators of the sites continue operating the Shell Locations under the Shell brand and displaying Shell's trade name and related trade logos. We also amended and restated our wholesale distribution agreement with Motiva to provide for the distribution of Shell branded motor fuel to the 26 Shell Locations that we acquired and provide us with the opportunity to supply Shell branded motor fuel to other sites operated by Independent Dealers. In addition, our Predecessor assumed certain environmental liabilities with expected costs of remediation of approximately $1.5 million, which remain the obligation of LGC.

Site Dispositions

        We continually evaluate the performance of each of our sites to determine whether any particular site should be closed or sold based on profitability, trends and our competition in the surrounding area, as well as whether the site may be attractive to a buyer that may use it for an alternative purpose. The majority of the sites we have acquired were purchased from major integrated oil companies and other industry participants undertaking a process to divest large numbers of sites in single-sale transactions where potential buyers typically are not permitted to make offers on single or selected sites.

Accordingly, we historically have purchased a number of sites that may not fit our strategic and geographic plans. We have, however, been successful at selling sites, which may not fit our strategic and geographic plans, at prices that we deem attractive under the circumstances. As part of the sale process for these sites, we attempt to enter into supply agreements with the purchasers of these sites so that we can distribute motor fuel to them after we sell them. Typically, we seek to use the proceeds from the sale of these sites to buy additional sites that better fit our strategic and geographic model.

Seasonality

        Due to the nature of our business and our customer's reliance, in part, on consumer travel and spending patterns, we experience more demand for motor fuel during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for motor fuel that we distribute. Therefore, our distribution volumes are typically higher in the second and third quarters of the year. As a result, our results from operations may vary from quarter to quarter.

Competition

        Our wholesale distribution operation competes with major integrated oil companies that distribute their own products, even though many of these companies have started to exit, and we expect will continue to exit, the wholesale distribution business. We also compete with major refiners and other third-party motor fuel distributors. We may encounter more significant competition if major integrated oil companies alter their current business strategy and decide to re-enter the wholesale distribution business thereby reducing and/or eliminating their need to rely on wholesale distributors. In addition, Independent Dealers or Sub-wholesalers may choose to purchase their motor fuel supplies directly from the major integrated oil companies. Major competitive factors for our wholesale operations include, among others, customer service, price and quality of service.

Environmental

  Environmental Laws and Regulations

        We are subject to various federal, state and local environmental laws and regulations, including those relating to underground storage tanks, the release or discharge of hazardous materials into the air, water and soil, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to hazardous materials, and the health and safety of our employees.

        Environmental laws and regulations can restrict or impact our business activities in many ways, such as:

  •
  requiring remedial action to mitigate releases of hydrocarbons, hazardous substances or wastes caused by our operations or attributable to former operators;

  •
  requiring capital expenditures to comply with environmental control requirements; and

  •
  enjoining the operations of facilities deemed to be in noncompliance with environmental laws and regulations.

        Failure to comply with environmental laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hydrocarbons, hazardous substances or wastes have been released or disposed of. Moreover, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the release of hydrocarbons, hazardous substances or other wastes into the environment.

        The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and minimize the costs of such compliance.

        We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders. We can provide no assurance, however, that future events, such as changes in existing laws (including changes in the interpretation of existing laws), the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs.

  Hazardous Substances and Releases

        In most instances, the environmental laws and regulations affecting our business relate to the release of hazardous wastes into the water or soils, and include measures to control pollution of the environment. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, as amended also known as CERCLA or the Superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under the Superfund law, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. The Superfund law also authorizes the EPA, and in some instances third parties, to act in response to threats to the public health or the environment and to seek to recover from the responsible persons the costs they incur. It is possible for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we may generate waste that falls within the Superfund law's definition of a hazardous substance, and as a result, we may be jointly and severally liable under the Superfund law for all or part of the costs required to clean up sites at which those hazardous substances have been released into the environment.

        We currently own or lease sites where motor fuels are or have been handled for many years. Although we, and our consultants, have utilized operating and disposal practices in accordance with industry standards wastes produced from remediation efforts require disposal at sites owned/operated by third parties whose treatment and disposal practices are not under our control. These sites and wastes disposed thereon may be subject to the Superfund law or other federal and state laws. Under these laws, we could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators, to clean up contaminated property.

        LGC is in the process of investigating and remediating contamination at a number of our sites as a result of recent or historic releases of petroleum products. At many sites, LGC is entitled to reimbursement from third parties for certain of these costs under third-party contractual indemnities, state trust funds and insurances policies, in each case, subject to specified deductibles, per incident, annual and aggregate caps and specific eligibility requirements. Although LGC will be required to indemnify us for these costs to the extent third parties (including insurers) fail to pay for remediation as LGC anticipates, insurance and indemnification are unavailable, and/or the state trust funds cease to exist or become insolvent, we may be obligated to pay these additional costs.

  Water Discharges

        The federal Clean Water Act imposes restrictions regarding the discharge of pollutants into navigable waters. This law and comparable state laws require permits for discharging pollutants into state and federal waters and impose substantial liabilities for noncompliance. EPA regulations also require us to obtain permits to discharge certain storm water runoff. Storm water discharge permits also may be required by certain states in which we operate. We believe that we hold the required permits and operate in material compliance with those permits. While we have experienced permit discharge exceedences, we do not expect any non-compliance with existing permits and foreseeable new permit requirements to have a material adverse effect on our financial position or results of operations.

  Air Emissions

        Under the federal Clean Air Act and comparable state and local laws, permits are typically required to emit regulated air pollutants into the atmosphere. We believe that we currently hold or have applied for all necessary air permits and that we are in substantial compliance with applicable air laws and regulations. Although we can give no assurances, we are aware of no changes to air quality regulations that will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders.

        Various federal, state and local agencies have the authority to prescribe product quality specifications for the motor fuels that we sell, largely in an effort to reduce air pollution. Failure to comply with these regulations can result in substantial penalties. Although we can give no assurances, we believe we are currently in substantial compliance with these regulations.

        Efforts at the federal and state level are currently underway to reduce the levels of greenhouse gas ("GHG") emissions from various sources in the United States. Even in the absence of new federal legislation, GHG emissions have begun to be regulated by the EPA pursuant to the CAA. For example, in April 2010, the EPA set a new emissions standard for motor vehicles to reduce GHG emissions. New federal or state restrictions on emissions of GHGs that may be imposed in areas of the United States in which we conduct business and that apply to our operations could adversely affect the demand for our products.

  Ethanol Market

        The market for ethanol is dependent on several economic incentives to use ethanol, including federal tax incentives, ethanol use mandates and oxygenate blending requirements. For instance, the Renewable Fuels Standard ("RFS") requires that a certain amount of renewable fuels be utilized in the United States each year. Additionally, the EPA imposes oxygenate blending requirements for reformulated gasoline. The market for ethanol also has been affected by the Volumetric Ethanol Excise Tax Credit ("blender's credit"), which provided a volumetric tax credit of 4.5 cents per gallon of gasoline that contains at least 10% ethanol. The blender's credit expired on December 31, 2011. It is not possible at this time to predict whether or to what extent Congress will reinstate the blender's credit. A reduction or waiver of the RFS mandate or the oxygenate blending requirements could adversely affect the availability and pricing of ethanol, which could result in reduced discretionary blending of ethanol. Discretionary blending is when gasoline blenders use ethanol to reduce the cost of blended gasoline.

        Recently, the EPA allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2007 and later as well as for cars and light duty trucks manufactured in the model years between 2001 and 2006. According to EPA estimates, flex-fuel vehicles make up only a small percentage of vehicles on the nation's roads and there are only about 2,000 E85 pumps in the U.S. The USDA is providing financial assistance to help implement more "blender pumps" in the U.S. in order to increase demand for ethanol and to help off-set the cost of introducing mid-level ethanol blends into the U.S. retail gasoline market. However, blender pumps cost approximately $20,000 each, so it may take time before they become widely available in the retail gasoline market.

  Environmental Insurance and Escrow Accounts

        We are protected as an additional named insured by insurance which may cover in whole or in part certain expenditures to investigate, monitor and otherwise respond to releases of motor fuels. We maintain insurance policies with insurers in amounts and with coverage and deductibles as our general partner believes are reasonable and prudent. Before acquiring the property underlying a site, we use an environmental consultant to perform due diligence regarding the site to assess the exposure to risk of contamination, if any, at each site. Generally, when acquired sites require remediation, either the seller funds an escrow account for the cost to remediate the property, or the seller retains the obligation to remediate the property. In the circumstances where monies are placed in escrow or escrow-like accounts to cover the estimated cost of remediation for known contamination, the accounts are typically used to pay for the appropriate remediation tasks, which are contracted out to remediation firms. As of December 31, 2012, LGC had an aggregate of $8.0 million in escrow funds available to cover known contaminations at our existing sites. In addition to the escrow accounts, LGC maintains 14 insurance policies with total aggregate limits in excess of $155 million. Of the $155 million, $109 million covers (1) unknown pre-existing contamination that may not be part of the planned remediation contract(s) and/or may be in excess of the escrow, and (2) third-party liabilities arising from known and unknown pre-exiting conditions. We will participate in state programs or obtain insurance policies in the event a state does not have a program to cover new contamination that arises post-acquisition on sites.

        In addition to the foregoing, on October 29, 2012, a pollution policy was procured covering new conditions at all properties, including remediation and third-party liabilities. This policy treats any pollution condition that arose subsequent to the acquisition of the property by the predecessor entities as "new". This policy also affords excess coverage to our UST policies and state programs and was written on a 5-year term with $10.0 million in aggregate limits. In addition, upon completion of the Dunmore and Express Lane acquisitions, in keeping with our practice of maintaining insurance for all of our acquisitions we procured a pollution policy covering historic and new conditions at the acquired locations with limits of $5.0 million in the aggregate. Finally, UST insurance was purchased for the Express Lane locations, with aggregate limits in the amount of $2.0 million and the Dunmore USTs are insured under the Pennsylvania Storage Tank Fund.

        These policies and escrow amounts may not cover all environmental risks and costs, and may not provide sufficient coverage in the event an environmental claim is made against us.

Security Regulation

        Since the September 11, 2001 terrorist attacks on the United States, the U.S. government has issued warnings that energy infrastructure assets may be future targets of terrorist organizations. These developments have subjected our operations to increased risks. Increased security measures taken by us as a precaution against possible terrorist attacks have resulted in increased costs to our business. Any global and domestic economic repercussions from terrorist activities could adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. For instance, terrorist activity could lead to increased volatility in prices for motor fuels and other products we sell.

        Insurance carriers are currently required to offer coverage for terrorist activities as a result of the TRIA. We purchased this coverage under our property and casualty insurance programs, which resulted in additional insurance premiums. Pursuant to the Terrorism Risk Insurance Program Reauthorization Act of 2007, TRIA has been extended through December 31, 2014. Although we cannot determine the future availability and cost of insurance coverage for terrorist acts, we do not expect the availability and cost of such insurance to have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders.

Employee Safety

        Neither we, our subsidiaries, nor our general partner have any employees. All of our executive management personnel are employees of LGC. LGC will provide us with the management and labor sufficient to carry on our business. LGC is subject to the requirements of the Occupational Safety and Health Act, or "OSHA," and comparable state statutes that regulate the protection of the health and safety of workers. In addition, OSHA's hazard communication standards require that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that LGC is in substantial compliance with the applicable OSHA requirements.

Title to Properties, Permits and Licenses

        We believe we have all of the assets needed, including leases, permits and licenses, to operate our business in all material respects. With respect to any consents, permits or authorizations that have not been obtained, we believe that the failure to obtain these consents, permits or authorizations will have no material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders.

        We believe we have satisfactory title to all of our assets. Title to property may be subject to encumbrances, including repurchase rights and use, operating and environmental covenants and restrictions, including restrictions on branded motor fuels that may be sold at such sites. We believe that none of these encumbrances will materially detract from the value of our sites or from our interest in these sites, nor will they materially interfere with the use of these sites in the operation of our business. These encumbrances may, however, impact our ability to sell the site to an entity seeking to use the land for alternative purposes.

        We believe we have all of the assets needed, including all permits and licenses, to conduct our operations in all material respects. In the event we are unable to obtain consents for the assignment by our predecessor to us of certain supply and lease agreements, the Topper Group, including LGC, will be required under the omnibus agreement to provide us with the benefits of these agreements at no additional cost to us, and we will be required to perform the obligations under these agreements.

Facilities

        Our principal executive offices are in Allentown, Pennsylvania in an office space leased by LGC. The lease expires on January 31, 2020.

Employees

        Our general partner will manage our operations and activities on our behalf. However, neither we, nor our subsidiaries, nor our general partner have employees. All of our executive management personnel are employees of LGC. We and our general partner have entered into an omnibus agreement with LGC pursuant to which LGC provides to us and our general partner management services and manage our business and affairs.

        As of December 31, 2012, LGC had 159 employees, none of which are represented by a collective bargaining agreement. We believe that LGC's relationship with its employees are good.

Item 1A.    Risk Factors

RISK FACTORS

        Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business.

        If any of the following risks were actually to occur, our business, financial condition, and/or results of operations could be materially adversely affected. In that case, we might not be able to pay distributions on our common units, the trading price of our common units could decline, and you could lose all or part of your investment.

Risks Inherent in Our Business

         We may not have sufficient cash from operations to enable us to pay the minimum quarterly distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

        We may not have sufficient cash each quarter to pay the minimum quarterly distribution. The minimum quarterly distribution is an amount that must be paid to holders of our common units, including any arrearages, before any distributions may be made to holders of our subordinated units, to the extent that any distributions are made.

        The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

  •
  the industries in which we operate are subject to seasonal trends, which may cause our operating costs to fluctuate, affecting our earnings;

  •
  severe storms could adversely affect our business by damaging our suppliers' operations or lowering our sales volumes;

  •
  competition from other companies that sell motor fuel products in our targeted market areas;

  •
  the inability to identify and acquire suitable sites or to negotiate acceptable leases for such sites;

  •
  demand for motor fuel products in the markets we serve and the margin per gallon we earn distributing motor fuel;

  •
  the potential inability to obtain adequate financing to fund our expansion;

  •
  the level of our operating costs, including payments to LGC; and

  •
  prevailing economic conditions.

        In addition, the actual amount of cash we will have available for distribution will depend on other factors such as:

  •
  the level of capital expenditures we make;

  •
  the restrictions contained in our credit agreements;

  •
  our debt service requirements;

  •
  the cost of acquisitions;

  •
  fluctuations in our working capital needs;

  •
  our ability to borrow under our credit agreements to make distributions to our unitholders; and

  •
  the amount, if any, of cash reserves established by our general partner in its discretion.

        You should be aware that we do not have a legal obligation to pay quarterly distributions at our minimum quarterly distribution rate or at any other rate. There is no guarantee that we will distribute quarterly cash distributions to our unitholders in any quarter. See Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy.

         The amount of cash we have available for distribution to unitholders depends primarily on our cash flow rather than on our profitability, which may prevent us from making cash distributions, even during periods when we record net income.

        The amount of cash we have available for distribution depends primarily on our cash flow, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses for financial accounting purposes and may not make cash distributions during periods when we record net income for financial accounting purposes.

         The industries in which we operate are subject to seasonal trends, which may cause our sales and/or operating costs to fluctuate, affecting our earnings and ability to make distributions.

        We experience more demand for motor fuel during the late spring and summer months than during the fall and winter. Travel, recreational activities and construction are typically higher in these months in the geographic areas in which we operate, increasing the demand for motor fuel that we distribute. Therefore, our revenues are typically higher in the second and third quarters of our fiscal year. As a result, our results from operations may vary widely from period to period, affecting our earnings. With lower cash flow during the first and fourth calendar quarters, we may be required to borrow money in order to pay the minimum quarterly distribution to our unitholders. Any restrictions on our ability to borrow money could restrict our ability to pay the minimum quarterly distribution to our unitholders.

         Decreases in consumer spending, travel and tourism in the areas we serve could adversely impact our wholesale distribution business.

        In the retail motor fuel and convenience store industries, customer traffic is generally driven by consumer preferences and spending trends, growth rates for automobile and commercial truck traffic and trends in travel, tourism and weather. Changes in economic conditions generally or in our targeted markets specifically could adversely impact consumer spending patterns and travel and tourism in our markets, which could have a material adverse effect on business, results of operations and our ability to make distributions.

         Our business, financial condition, results of operations and ability to make quarterly distributions to our unitholders are influenced by changes in demand for, changes in the prices of motor fuels, which could adversely affect our margins and our customers' financial condition, contract performance and trade credit.

        Financial and operating results from our wholesale distribution operations are influenced by price volatility and demand for motor fuels. When prices for motor fuels rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may reduce consumption, thereby reducing demand for product.

        Furthermore, when prices are increasing, we may be unable to fully pass our additional costs to our customers, resulting in lower margins for us which could adversely affect our results of operations.

         The wholesale motor fuel distribution industry is characterized by intense competition and fragmentation and our failure to effectively compete could have a material adverse effect on our business, results of operations and ability to make distributions.

        The market for distribution of wholesale motor fuel is highly competitive and fragmented, which results in narrow margins. We have numerous competitors, some of which may have significantly greater resources and name recognition than we do. We rely on our ability to provide value added reliable services and to control our operating costs in order to maintain our margins and competitive position. If we were to fail to maintain the quality of our services, customers could choose alternative distribution sources and our margins could decrease. Furthermore, there can be no assurance that major integrated oil companies will not decide to distribute their own products in direct competition with us or that large customers will not attempt to buy directly from the major integrated oil companies. The occurrence of any of these events could have a material adverse effect on our business, results of operations and our ability to make distributions.

         We are exposed to risks of loss in the event of nonperformance by our customers and suppliers.

        A tightening of credit in the financial markets or an increase in interest rates may make it more difficult for customers and suppliers to obtain financing and, depending on the degree to which it occurs, there may be a material increase in the nonpayment or other nonperformance by our customers and suppliers. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with these third parties. A material increase in the nonpayment or other nonperformance by our customers and/or suppliers could adversely affect our business, financial condition, results of operations and ability to make quarterly distributions to our unitholders.

         Historical prices for motor fuel have been volatile and significant changes in such prices in the future may adversely affect our business, results of operations and ability to make distributions.

        Crude oil and domestic wholesale motor fuel markets are volatile. General political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East, Russia, Africa and South America, could significantly impact crude oil supplies and wholesale motor fuel costs. Significant increases and volatility in wholesale motor fuel costs could result in significant increases in the retail price of motor fuel products and in lower margin per gallon. Increases in the retail price of motor fuel products could impact consumer demand for motor fuel. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. Dramatic increases in crude oil prices squeeze fuel margins because fuel costs typically increase faster than we are able to pass along the increases to customers. Higher fuel prices trigger higher credit card expenses, because credit card fees are calculated as a percentage of the transaction amount, not as a percentage of gallons sold. A significant change in any of these factors could materially impact our customer's motor fuel gallon volumes, gross profit and overall customer traffic, which in turn could have a material adverse effect on our business, results of operations and ability to make distributions.

         Energy efficiency and new technology may reduce the demand for our motor fuel and adversely affect our operating results.

        Increased conservation and technological advances, including the development of improved gas mileage vehicles and the increased usage of electrically powered cars have adversely affected the demand for motor fuel. Future conservation measures or technological advances in fuel efficiency might reduce demand and adversely affect our operating results.

         We depend on four principal suppliers for the majority of our motor fuel. A disruption in supply or a change in our relationship with any one of them could have a material adverse effect on our business, results of operations and cash available for distribution.

        ExxonMobil, BP, Shell and Valero collectively supplied 95%, of our motor fuel purchases in fiscal 2012. For the Partnership period October 31, 2012 through December 31, 2012, our wholesale business purchased approximately 44%, 27%, 14% and 5%, and for the Predecessor period January 1, 2012 through October 30, 2012, our wholesale business purchased approximately 41%, 27%, 19% and 4% of its respective motor fuel from ExxonMobil (a supplier of ours since 2002), BP (a supplier of ours since 2009), Shell (a supplier of ours since 2004) and Valero (a supplier of ours since 2003), respectively. A change of motor fuel suppliers, a disruption in supply or a significant change in our pricing with ExxonMobil, BP, Shell and Valero could have a material adverse effect on our business, results of operations and cash available for distribution.

         Due to our lack of geographic diversification, adverse developments in our operating areas would adversely affect our results of operations and cash available for distribution to our unitholders.

        Prior to our Express Lane acquisition, substantially all of our operations were located in the northeastern United States and in Ohio and Kentucky. With our Express Lane acquisition, we now operate in the Florida panhandle region. Due to our lack of geographic diversification, adverse developments in the business or areas in which we operate, including adverse development due to catastrophic events or weather and decreases in demand for motor fuels, could have a significantly greater impact on our results of operations and cash available for distributions to our unitholders than if we operated in more diverse locations.

         We rely on our suppliers to provide trade credit terms to adequately fund our on-going operations.

        Our business is impacted by the availability of trade credit to fund motor fuel purchases. An actual or perceived downgrade in our liquidity or operations could cause our suppliers to seek credit support in the form of additional collateral, limit the extension of trade credit, or otherwise materially modify their payment terms. Any material changes in the payments terms, including payment discounts, or availability of trade credit provided by our principal suppliers could impact our liquidity, results of operations and cash available for distribution to our unitholders.

         If we do not make acquisitions on economically acceptable terms, our future growth may be limited.

        Our ability to grow substantially depends on our ability to make acquisitions that result in an increase in operating surplus per unit. We may be unable to make such accretive acquisitions for any of the following reasons:

  •
  we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts for them;

  •
  we are unable to raise financing for such acquisitions on economically acceptable terms; or

  •
  we are outbid by competitors.

        In addition, we may consummate acquisitions, which at the time of consummation we believe will be accretive, but which ultimately may not be accretive. If any of these events occurred, our future growth would be limited.

         Severe weather could adversely affect our business by damaging our facilities or our suppliers' operations or customers.

        Severe weather could damage our facilities or our suppliers' operations or customers and could have a significant impact on consumer behavior, travel and convenience store traffic patterns. This could have a material adverse effect on our business, results of operations and ability to make our distributions.

         Our success and future growth depends in part on our ability to purchase or lease additional sites. Our acquisition strategy involves risks that may adversely affect our business.

        Any acquisition involves potential risks, including:

  •
  the inability to identify and acquire suitable sites or to negotiate acceptable leases or subleases for such sites;

  •
  difficulties in adapting our distribution and other operational and management systems to an expanded network of sites;

  •
  performance from the acquired assets and businesses that is below the forecasts we used in evaluating the acquisition;

  •
  a significant increase in our indebtedness and working capital requirements;

  •
  the inability to timely and effectively integrate the operations of recently acquired businesses or assets, particularly those in new geographic areas or in new lines of business;

  •
  the incurrence of substantial unforeseen environmental and other liabilities arising out of the acquired businesses or assets, including liabilities arising from the operation of the acquired businesses or assets prior to our acquisition, for which we are not indemnified or for which the indemnity is inadequate;

  •
  competition in our targeted market areas;

  •
  customer or key employee loss from the acquired businesses; and

  •
  diversion of our management's attention from other business concerns.

        Any of these factors could adversely affect our ability to achieve anticipated levels of cash flows from our acquisitions and realize other anticipated benefits.

         Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

        We have a significant amount of debt. As of December 31, 2012, we had $183.8 million outstanding on our existing $249 million revolving credit facility, with the ability to increase our borrowing capacity by an additional $75 million. Our level of indebtedness could have important consequences to us, including the following:

  •
  our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

  •
  covenants contained in our new credit agreement will require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;

  •
  we will need a substantial portion of our cash flow to make interest payments on our indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities and distributions to unitholders;

  •
  our debt level will make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally; and

  •
  our debt level may limit our flexibility in responding to changing business and economic conditions.

        Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions, such as reducing distributions, reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these actions on satisfactory terms, or at all.

         Our credit agreement contains operating and financial restrictions that may limit our business and financing activities.

        The operating and financial restrictions and covenants in our credit agreement and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, our credit agreement may restrict our ability to:

  •
  make distributions if any potential default or event of default occurs;

  •
  incur additional indebtedness or guarantee other indebtedness;

  •
  grant liens or make certain negative pledges;

  •
  make certain loans or investments;

  •
  make any material change to the nature of our business, including mergers, consolidations, liquidations and dissolutions;

  •
  make capital expenditures in excess of specified levels;

  •
  acquire another company; or

  •
  enter into a sale-leaseback transaction or sale of assets.

        Our ability to comply with the covenants and restrictions contained in our credit agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our credit agreement, the debt issued under the credit agreement may become immediately due and payable, and our lenders' commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit agreement will be secured by substantially all of our assets, and if we are unable to repay our indebtedness under our credit agreement, the lenders could seek to foreclose on such assets.

         Our Predecessor Entity required waivers from its lenders to maintain compliance with the covenants under its credit agreement. There is no assurance that we will be able to comply with the covenants, or to obtain waivers of non-compliance, under our credit facility in the future.

        Our Predecessor Entity was not in compliance with certain financial covenants under its credit facility as of December 31, 2011 and June 30, 2012, and subsequent amendments to its existing credit agreement waived its non-compliance. The term loan under the Predecessor Entity's credit agreement was terminated and the credit facility was paid off in connection with our entry into our credit agreement. We cannot assure you that, if we fail to comply with the financial covenants under our credit agreement, our lenders will agree to waive any non-compliance. Any default under our credit facility could have a material adverse effect on our liquidity position or otherwise adversely affect our financial condition and results of operations.

         Our inability to successfully integrate acquired sites and businesses could adversely affect our business.

        Acquiring sites and businesses involve risks that could cause our actual growth or operating results to differ adversely compared to expectations. For example:

  •
  we may not be able to obtain the necessary financing on favorable terms, or at all, to finance any of our potential acquisitions;

  •
  we may fail or be unable to discover some of the liabilities of businesses that we acquire. These liabilities may result from a prior owner's noncompliance with applicable federal, state or local laws;

  •
  we may fail to successfully integrate or manage acquired sites;

  •
  we may divert the attention of our senior management from focusing on our core business by focusing on acquisitions;

  •
  we may not be able to obtain the cost savings and financial improvements we anticipate or acquired properties may not perform as we expect; and

  •
  we face the risk that our existing financial controls, information systems, management resources and human resources will need to grow to support future growth.

         We may not be able to lease sites we own or sub-lease sites we lease on favorable terms and any such failure could adversely affect our results of operations and cash available for distribution to our unitholders.

        We may lease and/or sub-lease certain sites to Lessee Dealers or to LGO where the rent expense is more than the lease payments. If we are unable to obtain tenants on favorable terms for sites we own or lease, the lease payments we receive may not be adequate to cover our rent expense for leased sites and may not be adequate to ensure that we meet our debt service requirements. We cannot provide any assurance that the margins on our wholesale distribution of motor fuels to these sites will be adequate to off-set unfavorable lease terms. The occurrence of these events could adversely affect our results of operations and cash available for distribution to our unitholders.

         The operations at sites we own or lease are subject to inherent risk, operational hazards and unforeseen interruptions and insurance may not adequately cover any such exposure. The occurrence of a significant event or release that is not fully insured could have a material adverse effect on our business, results of operations and cash available for distribution.

        The presence of flammable and combustible products at our sites provides the potential for fires and explosions that could destroy both property and human life. Furthermore, our operations are subject to unforeseen interruptions such as natural disasters, adverse weather and other events beyond our control. Motor fuels also have the potential to cause environmental damage if improperly handled or released. If any of these events were to occur, we could incur substantial losses and/or curtailment of related operations because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage.

        We are not fully insured against all risks incident to our business. We may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position and ability to make distributions to unitholders.

         We are relying on LGC to indemnify us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the Offering at our predecessor's sites. To the extent escrow accounts, insurance and/or payments from LGC are not sufficient to cover any such costs or expenses, our business, liquidity and results of operations could be adversely affected.

        The omnibus agreement provides that LGC must indemnify us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the Offering at our Predecessor Entity's sites. LGC is the beneficiary of escrow accounts created to cover the cost to remediate certain environmental liabilities. In addition, LGC maintains insurance policies to cover environmental liabilities and/or, where available, participates in state programs that may also assist in funding the costs of environmental liabilities. There are certain sites that were acquired by us in the Offering with existing environmental liabilities that are not covered by escrow accounts, state funds or insurance policies. As of December 31, 2012, LGC had an aggregate of approximately $3.8 million of environmental liabilities on sites acquired by us that are not covered by escrow accounts, state funds or insurance policies. To the extent escrow accounts, insurance and/or payments from LGC are not sufficient to cover any such costs or expenses, our business, liquidity and results of operations could be adversely affected

         Our motor fuel sales are generated under contracts that must be renegotiated or replaced periodically. If we are unable to successfully renegotiate or replace these contracts, then our results of operations and financial condition could be adversely affected.

        Our motor fuel sales are generated under contracts that must be periodically renegotiated or replaced. As these contracts expire, they must be renegotiated or replaced. We may be unable to renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. Whether these contracts are successfully renegotiated or replaced is often times subject to factors beyond our control. Such factors include fluctuations in motor fuel prices, counterparty ability to pay for or accept the contracted volumes and a competitive marketplace for the services offered by us. If we cannot successfully renegotiate or replace our contracts or must renegotiate or replace them on less favorable terms, sales from these arrangements could decline and our ability to make distributions to our unitholders could be adversely affected.

         We are subject to federal, state and local laws and regulations that govern the product quality specifications of the motor fuel that we distribute.

        Various federal, state, and local agencies have the authority to prescribe specific product quality specifications to the sale of commodities. Our business includes such commodities. Changes in product quality specifications, such as reduced sulfur content in refined petroleum products, or other more stringent requirements for fuels, could reduce our ability to procure product and our sales volume, require us to incur additional handling costs, and/or require the expenditure of capital. If we are unable to procure product or to recover these costs through increased sales, our ability to meet our financial obligations could be adversely affected. Failure to comply with these regulations could result in substantial penalties.

         Our operations are subject to federal, state and local laws and regulations pertaining to environmental protection or operational safety that may require significant expenditures or result in liabilities that could have a material adverse effect on our business.

        Our business is subject to various federal, state and local environmental laws and regulations, including those relating to underground storage tanks, the release or discharge of regulated materials into the air, water and soil, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to regulated materials, and the health and safety of our employees. We believe we are in material compliance with applicable environmental requirements; however, we cannot assure you that violations of these requirements will not occur in the future. We also cannot assure you that we will not be subject to legal actions brought by third parties for actual or alleged violations of or responsibility under environmental laws associated with releases of or exposure to motor fuel products. A violation of, liability under or compliance with these laws or regulations or any future environmental laws or regulations, could have a material adverse effect on our business and results of operations.

        Where releases of refined petroleum products, renewable fuels and crude oil have occurred, federal and state laws and regulations require that such releases be assessed and remediated to meet applicable standards. The costs associated with the investigation and remediation of any such releases, as well as any associated third-party claims, could be substantial, and could have a material adverse effect on our business and results of operations and our ability to make distributions to our unitholders.

         New, stricter environmental laws and regulations could significantly increase our costs, which could adversely affect our results of operations and financial condition.

        Our operations are subject to federal, state and local laws and regulations regulating environmental matters. The trend in environmental regulation is towards more restrictions and limitations on activities that may affect the environment. Our business may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. However, there can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith.

         The ethanol industry is highly dependent upon government usage mandates. Changes to these mandates could adversely affect the availability and pricing of ethanol and negatively impact our motor fuel sales.

        Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the Environmental Protection Agency's, or "EPA's," regulations on the Renewable Fuel Standards, or "RFS," program and oxygenate blending requirements. A reduction or waiver of the RFS mandate or oxygenate blending requirements could adversely affect the availability and pricing of ethanol, which in turn could adversely affect our future motor fuel sales.

         We depend on transportation providers for the transportation of substantially all of our motor fuel. Thus, a change of providers or a significant change in our relationship could have a material adverse effect on our business.

        Substantially all of the motor fuel we distribute is transported from refineries to gas stations by third party carriers. A change of transportation providers, a disruption in service or a significant change in our relationship with these transportation carriers could have a material adverse effect on our business, results of operations and cash available for distribution.

         We rely heavily on our information technology systems to manage our business, and a disruption of these systems or an act of cyber-terrorism could adversely affect our business.

        We depend on our information technology systems to manage numerous aspects of our business transactions, in particular with respect to our cash management and disbursements, and provide analytical information to management. Our information systems are an essential component of our business, and a serious disruption to our information systems could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, cyber-security breaches or cyber-terrorism, and computer viruses. Any disruption could adversely affect our business.

         Any terrorist attacks aimed at our facilities could adversely affect our business, and any global and domestic economic repercussions from terrorist activities and the government's response could adversely affect our business.

        Since the September 11, 2001 terrorist attacks on the United States, the U.S. government has issued warnings that energy infrastructure assets may be future targets of terrorist organizations. These developments have subjected our operations to increased risks. Terrorist attacks aimed at our facilities and any global and domestic economic repercussions from terrorist activities could adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. For instance, terrorist activity could lead to increased volatility in prices for motor fuels and other products we sell.

        Insurance carriers are currently required to offer coverage for terrorist activities as a result of the federal Terrorism Risk Insurance Act of 2002, which we refer to as "TRIA." We purchased this coverage with respect to our property and casualty insurance programs, which resulted in additional insurance premiums. Pursuant to the Terrorism Risk Insurance Program Reauthorization Act of 2007, TRIA has been extended through December 31, 2014. Although we cannot determine the future availability and cost of insurance coverage for terrorist acts, we do not expect the availability and cost of such insurance to have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders.

Risks Inherent in an Investment in Us

         Joseph V. Topper, Jr., controls our general partner which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including the Topper Group, have conflicts of interest with us and limited fiduciary duties, and they may favor their own interests to the detriment of us and our unitholders.

        The Topper Group, including LGC, owns a 48.0% limited partner interest in us and owns and controls our general partner and has the ability to appoint all of the directors of our general partner. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owner, LGC, which is owned solely by

Joseph V. Topper, Jr. Furthermore, certain officers of our general partner are directors or officers of affiliates of our general partner. Therefore, conflicts of interest may arise in the future between us and our unitholders, on the one hand, and our general partner and its affiliates, including the Topper Group and LGC, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates, including the Topper Group and LGC, over the interests of our common unitholders. These conflicts include the following situations, among others:

  •
  our general partner is allowed to take into account the interests of parties other than us, such as the Topper Group, including LGC, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;

  •
  neither our partnership agreement nor any other agreement requires the Topper Group, including LGC, to pursue a business strategy that favors us;

  •
  some officers of our general partner who will provide services to us will devote time to affiliates of our general partner and may be compensated for services rendered to such affiliate;

  •
  our partnership agreement limits the liability of and reduces fiduciary duties owed by our general partner and also restricts the remedies available to unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

  •
  except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

  •
  our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the creation, reductions or increases of cash reserves, each of which can affect the amount of cash that is available for distribution to our unitholders, including distributions on our subordinated units, and to the holders of the incentive distribution rights, as well as the ability of the subordinated units to convert to common units;

  •
  our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus. Such determination can affect the amount of cash available for distribution to our unitholders, including distributions on our subordinated units, and to the holders of the incentive distribution rights, as well as the ability of the subordinated units to convert to common units;

  •
  we have entered into lease agreements and a wholesale supply agreement with LGO pursuant to which LGO leases sites from us and operates the retail motor fuel distribution business of our Predecessor Entity. LGO purchases motor fuels from us at a variable rate mark-up;

  •
  our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period;

  •
  our partnership agreement permits us to distribute up to $15 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or the incentive distribution rights;

  •
  our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf;

  •
  our general partner intends to limit its liability regarding our contractual and other obligations;

  •
  our general partner may exercise its right to call and purchase common units if it and its affiliates own more than 80% of the common units;

  •
  our general partner controls the enforcement of obligations that it and its affiliates owe to us;

  •
  our general partner decides whether to retain separate counsel, accountants or others to perform services for us;

  •
  the holders of our incentive distribution rights may transfer their incentive distribution rights without unitholder approval; and

  •
  Joseph V. Topper, Jr., as the trustee of a trust that owns a majority of our incentive distribution rights, may elect to cause us to issue common units to the holders of our incentive distribution rights in connection with a resetting of the target distribution levels related to the incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner or the unitholders. This election may result in lower distributions to the common unitholders in certain situations.

        In addition, the Topper Group and its affiliates currently hold substantial interests in other companies that engage in the wholesale motor fuel distribution business and/or own sites. Except as set forth in the omnibus agreement, we may compete directly with entities in which the Topper Group or its affiliates have an interest for acquisition opportunities and potentially will compete with these entities for new business or extensions of the existing services provided by us.

         The board of directors of our general partner may modify or revoke our cash distribution policy at any time at its discretion. Our partnership agreement does not require us to pay any distributions at all.

        The board of directors of our general partner has adopted a cash distribution policy pursuant to which we intend to distribute quarterly an amount at least equal to the minimum quarterly distribution of $0.4375 per unit on all of our units to the extent we have sufficient cash from our operations after the establishment of reserves and the payment of our expenses. However, the board may change such policy at any time at its discretion and could elect not to pay distributions for one or more quarters.

        In addition, our partnership agreement does not require us to pay any distributions at all. Accordingly, investors are cautioned not to place undue reliance on the permanence of such a policy in making an investment decision. Any modification or revocation of our cash distribution policy could substantially reduce or eliminate the amounts of distributions to our unitholders. The amount of distributions we make, if any, and the decision to make any distribution at all will be determined by the board of directors of our general partner, whose interests may differ from those of our common unitholders. Our general partner has limited duties to our unitholders, which may permit it to favor its own interests or the interests of the Topper Group, including LGC, to the detriment of our common unitholders.

         Neither we nor our general partner have any employees and we rely solely on the employees of LGC to manage our business. If our omnibus agreement with LGC is terminated, we may not find suitable replacements to perform management services for us.

        Neither we nor our general partner have any employees and we rely solely on LGC to operate our assets. We and our general partner have entered into an omnibus agreement with LGC pursuant to which LGC performs services for us and our general partner, including the operation of our wholesale distribution business and our properties. We are subject to the risk that our omnibus agreement will be terminated and no suitable replacement will be found.

         The liability of LGC is limited under our omnibus agreement and we have agreed to indemnify LGC against certain liabilities, which may expose us to significant expenses.

        The omnibus agreement provides that we must indemnify LGC for any liabilities incurred by LGC attributable to the operating and administrative services provided to us under the agreement, other than liabilities resulting from LGC's bad faith or willful misconduct.

         Our general partner intends to limit its liability regarding our obligations.

        Our general partner intends to limit its liability under contractual arrangements between us and third parties so that the counterparties to such arrangements have recourse only against our assets, and not against our general partner or its assets. Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our partnership agreement provides that any action taken by our general partner to limit its liability is not a breach of our general partner's fiduciary duties, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our general partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.

         If we distribute a significant portion of our cash available for distribution to our partners, our ability to grow and make acquisitions could be limited.

        We may determine to distribute a significant portion of our cash available for distribution to our unitholders. In addition, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. To the extent we are unable to finance growth externally, distributing a significant portion of our cash available for distribution may impair our ability to grow.

        In addition, if we distribute a significant portion of our cash available for distribution, our growth may not be as fast as that of businesses that reinvest their cash available for distribution to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement or our new credit agreement on our ability to issue additional units, provided there is no default under the credit agreement, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the cash available for distribution to our unitholders.

         There are no limitations in our partnership agreement on our ability to issue units ranking senior to the common units.

        In accordance with Delaware law and the provisions of our partnership agreement, we may issue additional partnership interests that are senior to the common units in right of distribution, liquidation and voting. The issuance by us of units of senior rank may (i) reduce or eliminate the amount of cash available for distribution to our common unitholders; (ii) diminish the relative voting strength of the total common units outstanding as a class; or (iii) subordinate the claims of the common unitholders to our assets in the event of our liquidation.

         Our partnership agreement replaces our general partner's fiduciary duties to holders of our units.

        Our partnership agreement contains provisions that eliminate and replace the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, or otherwise free of fiduciary duties to us and our unitholders. This entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

  •
  how to allocate business opportunities among us and its affiliates;

  •
  whether to exercise its call right;

  •
  how to exercise its voting rights with respect to the units it owns;

  •
  whether to exercise its registration rights;

  •
  whether to elect to reset target distribution levels; and

  •
  whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement.

        By purchasing a common unit, a unitholder is treated as having consented to the provisions in the partnership agreement, including the provisions discussed above.

         Our partnership agreement restricts the remedies available to holders of our units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

        Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement:

  •
  provides that whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

  •
  provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning that it believed that the decision was in the best interest of our partnership;

  •
  provides that our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

  •
  provides that our general partner will not be in breach of its obligations under the partnership agreement or its fiduciary duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:

  (1)
  approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval; or

  (2)
  approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates.

        In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our general partner must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee, then it will be presumed that, in making its decision, taking any action or failing to act, the board of directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

         Our general partner's affiliates may compete with us.

        Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership interest in us. Except as provided in the omnibus agreement, affiliates of our general partner are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us

        Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner, LGO or any of their affiliates, including their executive officers, directors and the Topper Group and LGC. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.

        The Topper Group and LGO are subject to a right of first refusal provision in the omnibus agreement that prohibits them from acquiring any assets or any business having assets that are primarily involved in the wholesale motor fuel distribution or retail gas station operation businesses without first offering such acquisition opportunity to us. However, the omnibus agreement does not prohibit affiliates of our general partner and LGO, including the Topper Group and LGC, from owning certain assets or engaging in certain businesses that compete directly or indirectly with us. Conflicts of interest may arise in the future between us and our unitholders, on the one hand, and the affiliates of our general partner and LGO, including the Topper Group and LGC, on the other hand. In resolving these conflicts, the Topper Group and LGO may favor their own interests and the interests over the interests of our unitholders.

         Joseph V. Topper, Jr., as a trustee of a trust that owns a majority our incentive distribution rights, may elect to cause us to issue common units to the holders of our incentive distribution rights in connection with a resetting of the target distribution levels related to the incentive distribution rights, without the approval of the conflicts committee of its board of directors or the holders of our common units. This could result in lower distributions to holders of our common units.

        Joseph V. Topper, Jr., as a trustee of a trust that owns a majority our incentive distribution rights, has the right, at any time when there are no subordinated units outstanding and the holders of our incentive distribution rights have received incentive distributions at the highest level to which they are entitled (50%) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following such a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

        If Mr. Topper elects to reset the target distribution levels, the holders of our incentive distribution rights will be entitled to receive a number of common units. The number of common units to be issued to the holders of our incentive distribution rights will equal the number of common units which would have entitled the holders to an aggregate quarterly cash distribution in the prior quarter equal to the distributions to the holders of our incentive distribution rights on the incentive distribution rights in the prior quarter. It is possible that, Mr. Topper could exercise this reset election at a time when he is experiencing, or expects to experience, declines in the cash distributions the holders of our incentive distribution rights receive related to their incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights are transferred to another party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units to the holders of our incentive distribution rights in connection with resetting the target distribution levels.

         Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors, which could reduce the price at which the common units will trade.

        Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect our general partner or its board of directors. The board of directors of our general partner, including the independent directors, is chosen entirely by Joseph V. Topper, Jr., as a result of his indirect ownership of our general partner, and not by our unitholders. Unlike publicly traded corporations, we will not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

         Even if holders of our common units are dissatisfied, they cannot initially remove our general partner without its consent.

        If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. Unitholders initially will be unable to remove our general partner without its consent because our general partner and its affiliates will own sufficient units upon the completion of the Offering to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. The Topper Group, including LGC, owns approximately 7.1% of our outstanding common units and 88.9% of our subordinated units Also, if our general partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for acting in bad faith, or in the case of a criminal matter, acting with knowledge that the conduct was criminal, in each case in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

         Our general partner interest or the control of our general partner may be transferred to a third party without unitholder consent.

        Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of the members of our general partner to transfer their respective membership interests in our general partner to a third party. The new members of our general partner would then be in a position to replace the board of directors and executive officers of our general partner with their own designees and thereby exert significant control over the decisions taken by the board of directors and executive officers of our general partner. This effectively permits a "change of control" without the vote or consent of the unitholders.

         Our general partner has a call right that may require unitholders to sell their common units at an undesirable time or price.

        If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act. As of December 31, 2012, the Topper Group, including LGC, owns approximately 7.1% of our outstanding common units and 88.9% of our subordinated units. At the end of the subordination period, assuming no additional issuances of units (other than upon the conversion of the subordinated units), the Topper Group, including LGC, will own 49.0% of our common units.

         The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by the Topper Group, LGC or other large holders.

        As of March 22, 2013, we had 7,526,044 common units and 7,525,000 subordinated units outstanding, which include the 6,000,000 common units sold in the offering that may be resold in the public market. At the end of the subordination period, all of the subordinated units will convert into an equal number of common units. All of the 625,000 common units that were issued to affiliates of our general partner are subject to resale restrictions under a 180-day lock-up agreement with the underwriters. Each of the lock-up agreements with the underwriters may be waived in the discretion of certain of the underwriters that expires on April 22, 2013. Sales by affiliates of our general partner or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to the Topper Group including LGC. Under our partnership agreement and pursuant to a registration rights agreement that we have entered into, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

         We may issue unlimited additional units without unitholder approval, which would dilute existing unitholder ownership interests.

        Our partnership agreement does not limit the number of additional limited partner interests, including limited partner interests that rank senior to the common units that we may issue at any time without the approval of our unitholders. The issuance of additional common units or other equity interests of equal or senior rank could have the following effects:

  •
  our existing unitholders' proportionate ownership interest in us will decrease;

  •
  the amount of cash available for distribution on each unit may decrease;

  •
  because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

  •
  the ratio of taxable income to distributions may increase;

  •
  the relative voting strength of each previously outstanding unit may be diminished;

  •
  the claims of the common unitholders to our assets in the event of our liquidation may be subordinated; and

  •
  the market price of the common units may decline.

         Our general partner's discretion in establishing cash reserves may reduce the amount of cash available for distribution to unitholders.

        The partnership agreement requires our general partner to deduct from operating surplus cash reserves that it determines are necessary to fund our future operating expenditures. The general partner may reduce cash available for distribution by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which we are a party or to provide funds for future distributions to partners. These cash reserves will affect the amount of cash available for distribution to unitholders.

         Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

        Our partnership agreement restricts unitholders' voting rights by providing that any units held by a person or group that owns 20% or more of any class of units then outstanding, other than our general partner and its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.

         Restrictions in our credit agreement could limit our ability to pay distributions upon the occurrence of certain events.

        Our payment of principal and interest on our debt will reduce cash available for distribution on our units. Our credit agreement will limit our ability to pay distributions upon the occurrence of the following events, among others:

  •
  failure to pay any principal when due or any interest, fees or other amounts when due;

  •
  failure of any representation or warranty to be true and correct in any material respect;

  •
  failure to perform or otherwise comply with the covenants in our credit agreement or in other loan documents beyond the applicable notice and grace period;

  •
  any default in the performance of any obligation or condition beyond the applicable grace period relating to any other indebtedness of more than $3.0 million;

  •
  failure of the lenders to have a perfected first priority security interest in the collateral pledged by any loan party;

  •
  the entry of a judgment in excess of $3.0 million, to the extent any payments pursuant to the judgment are not covered by insurance;

  •
  a change in management or ownership control;

  •
  a violation of the Employee Retirement Income Security Act of 1974, or "ERISA;" and

  •
  a bankruptcy or insolvency event involving us or any of our subsidiaries.

        Any subsequent refinancing of our current debt or any new debt could have similar restrictions.

         Management fees and cost reimbursements due to our general partner and its affiliates for services provided to us or on our behalf will reduce cash available for distribution to our unitholders. The amount and timing of such reimbursements will be determined by our general partner.

        Prior to making any distribution on the common units, we will pay LGC the management fee and reimburse our general partner and LGC for all out-of-pocket third-party expenses they incur and payments they make on our behalf. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. In addition, pursuant to an omnibus agreement, the Topper Group, including LGC, will be entitled to reimbursement for certain expenses that they incur on our behalf. Our partnership agreement does not limit the amount of expenses for which our general partner and its affiliates may be reimbursed. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce the amount of cash available to pay distributions to our unitholders.

         Unitholders may have liability to repay distributions and in certain circumstances may be personally liable for the obligations of the partnership.

        Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, or the Delaware Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

        It may be determined that the right, or the exercise of the right by the limited partners as a group, to (i) remove or replace our general partner, (ii) approve some amendments to our partnership agreement or (iii) take other action under our partnership agreement constitutes "participation in the control" of our business. A limited partner that participates in the control of our business within the meaning of the Delaware Act may be held personally liable for our obligations under the laws of Delaware, to the same extent as our general partner. This liability would extend to persons who transact business with us under the reasonable belief that the limited partner is a general partner. Neither our partnership agreement nor the Delaware Act specifically provides for legal recourse against our general partner if a limited partner were to lose limited liability through any fault of our general partner.

         The New York Stock Exchange, or "NYSE," does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements.

        Our common units are listed on the NYSE. Because we are a publicly traded partnership, the NYSE does not require us to have a majority of independent directors on our general partner's board of directors. Additionally, while we have established a compensation committee and a nominating and corporate governance committee, the NYSE does not require us as a publicly traded partnership to maintain a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders will not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements. Please read "Management—Management of Lehigh Gas Partners LP."

         There are material weaknesses in internal controls over financial reporting. If we fail to establish and maintain effective internal controls over financial reporting, our ability to accurately report our financial results could be adversely affected.

        Prior to the completion of the Offering, certain entities that comprised the Predecessor Entity were private entities with limited accounting personnel and other supervisory resources to adequately execute their accounting processes and address their internal controls over financial reporting. In connection with the preparation of the Predecessor Entity's combined financial statements for the years ended December 31, 2011, 2010 and 2009, we identified and communicated material weaknesses related to lack of adequate staffing and management review by the appropriate level during the Predecessor Entity's month-end closing process. A "material weakness" is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement of our Predecessor Entity's financial statements would not be prevented, or detected in a timely basis. The lack of management review resulted in several adjustments to the financial statements for the years ended December 31, 2011, 2010, and 2009.

        We are in the early phases of evaluating the design and operation of our internal controls over financial reporting and have not yet completed our review. We cannot predict the outcome of our review at this time. During the course of the review, we may identify additional control deficiencies, which could give rise to significant deficiencies and other material weaknesses, in addition to the material weakness described above. The material weakness described above could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness described above or avoid potential future material weaknesses.

        We are not currently required to comply with the SEC's rules implementing Section 404 of the Sarbanes Oxley Act of 2002, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. Since becoming a publicly traded partnership, we will be required to comply with the SEC's rules implementing Sections 302 and 404 of the Sarbanes Oxley Act of 2002, which will require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal controls over financial reporting. Though we will be required to disclose changes made to our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal controls over financial reporting pursuant to Section 404 until the year following this Annual Report, to be filed with the SEC. To comply with the requirements of being a publicly traded partnership, we will need to implement additional internal controls, reporting systems and procedures and hire additional accounting, finance and legal staff.

        Further, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting until the year following this Annual Report, to be filed with the SEC. If it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to remedy or avoid material weaknesses or significant deficiencies in the future. If our remediation efforts are unsuccessful, we could be subject to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.

         An increase in interest rates may cause the market price of our common units to decline and a significant increase in interest rates could adversely affect our ability to service our indebtedness.

        Like all equity investments, an investment in our common units is subject to certain risks. Borrowings under the credit facility will bear interest at variable rates. If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow and ability to make cash distributions. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower-risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield-based equity investments such as publicly traded limited partnership interests. Reduced demand for our common units resulting from investors seeking other more favorable investment opportunities may cause the trading price of our common units to decline.

        The interest rate on our credit agreement is variable; therefore, we have exposure to movements in interest rates. A significant increase in interest rates could adversely affect our ability to service our indebtedness. The increased cost could make the financing of our business activities more expensive. These added expenses could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

         We will incur increased costs as a result of being a publicly traded partnership.

        We have a limited history operating as a publically traded partnership. As a newly publicly traded partnership, we have incurred, and expect to continue to incur, significant legal, accounting and other expenses that we did not incur prior to the Offering. In addition, the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and the NYSE, requires publicly traded entities to adopt various corporate governance practices that have increased, and are expected to further increase, our costs. Before we are able to make distributions to our members, we must first pay or reserve cash for our expenses, including the costs of being a publicly traded partnership. As a result, the amount of cash we have available for distribution to our members will be affected by the costs associated with being a publicly traded partnership.

        We are subject to the public reporting requirements of the Exchange Act. These rules and regulations have increased, and are expected to continue to increase, certain of our legal and financial compliance costs and to make activities more time-consuming and costly. For example, as a result of becoming a publicly traded partnership, we are required to have at least three independent directors, create an audit committee and adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal controls over financial reporting. In addition, we incur additional costs associated with our SEC reporting requirements.

        We also have incurred significant expenses in order to obtain director and officer liability insurance. Because of the limitations in coverage for directors, it may be more difficult for us to attract and retain qualified persons to serve on our board or as executive officers.

        We estimate that we will incur approximately $2.3 million of incremental costs per year associated with being a publicly traded partnership; however, it is possible that our actual incremental costs of being a publicly traded partnership will be higher than we currently estimate.

Tax Risks

         Our U.S. federal (and state and local) income tax treatment depends in large part on our status as a partnership for U.S. federal income tax purposes and our otherwise not being subject to a material amount of U.S. federal, state and local income or franchise tax. If we were required to be treated as a corporation for U.S. federal income tax purposes or if we were to otherwise be subject to a material amount of additional entity-level income, franchise or other taxation for U.S. federal, state or local tax purposes, then our cash available for distribution to you would be substantially reduced. We currently have a subsidiary that is treated as a corporation for U.S. federal income tax purposes and is subject to entity-level U.S. federal, state and local income and franchise tax.

        The anticipated after-tax benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. A publicly traded partnership, such as us, may be treated as a corporation for U.S. federal income tax purposes unless 90% or more of its gross income for every taxable year it is publicly traded consists of qualifying income. Based on our current operations we believe that we will be able to satisfy this requirement and, thus, be able to be treated as a partnership, rather than a corporation, for U.S. federal income tax purposes.

        However, a change in our business, or a change in current law, could also cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to entity-level taxation. We have not requested, and do not plan to request, a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other tax matter affecting us.

        If we were required to be treated as a corporation for U.S. federal income tax purposes, then we would pay U.S. federal income tax on our taxable income at the corporate tax rate which, under current law, is a maximum of 35%. We would also likely pay state and local income tax at varying rates. Distributions to you would generally be taxed again as either a dividend (to the extent of our current and accumulated earnings and profits) and/or as taxable gain after recovery of your U.S. federal income tax basis in your units, and no income, gains, losses, deductions or credits would flow through to you. Because a U.S. federal income tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Thus, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to you, likely causing a substantial reduction in the value of our common units.

        Moreover, we conduct a portion of our operations and business through one or more direct and indirect subsidiaries, including through LGWS, our wholly-owned taxable C-corporation for U.S. federal, state and local income tax purposes. As LGWS is a taxable C corporation for U.S. federal, state and local income tax purposes, it is subject to an entity-level U.S. federal, state and local tax on its taxable income and gain, which is currently mostly associated with the leasing of certain personal property. Thus, the amount of cash that LGWS has available to distribute to us and, thus, the amount of cash that we will then have available to distribute to you, could be reduced. Furthermore, if, for example, the IRS were to successfully assert that LGWS (or any other direct or indirect taxable C corporation subsidiary through which we may operate in the future) has more tax liability than we anticipate or legislation were enacted that increased the U.S. federal, state and/or local corporate tax rate, our cash available for distribution to you could be further reduced.

        Current law may change so as to cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to entity-level taxation. For example, from time to time, members of the U.S. Congress propose and consider substantive changes to the U.S. federal income tax laws that affect publicly traded partnerships. One such relatively recent legislative proposal would have eliminated the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes, or other proposals, will be considered (or reconsidered) or ultimately enacted. Any such changes could negatively impact the amount of cash available for distribution to you. In addition, changes in current state and/or local law may subject us to additional entity-level taxation by individual states and/or localities. For example, because of widespread state and local government budget deficits, several states and localities are evaluating ways to subject partnerships to entity-level taxation through the imposition of state and/or local income, franchise and/or other forms of taxation. If any state or locality were to impose a tax upon us as an entity, our cash available for distribution to you would be reduced.

         A significant amount of our income is attributable to our leasing of real property to LGO. If Lehigh Gas-Ohio Holdings LLC, or "LGO Holdings," a Delaware limited liability company and the sole member of LGO, were to become related to us for U.S. federal income tax purposes, the real property rents that we receive from LGO would no longer constitute qualifying income and we would likely be treated as a corporation for U.S. federal income tax purposes.

        A significant amount of our qualifying income is comprised of real property rents from LGO attributable to the 362 sites that LGO leases from us. In general, any real property rents that we receive from a tenant or sub-tenant of ours in which we, directly or indirectly, own or are treated as owning by reason of the application of certain constructive ownership rules: (a) at least 10% of such tenant's or sub-tenant's stock (voting power or value) in the case where such tenant or sub-tenant is a corporation for U.S. federal income tax purposes, or (b) an interest of at least 10% of such tenant's or sub-tenant's assets or net profits in the case where such tenant or sub-tenant is not a corporation for U.S. federal income tax purposes (as would be the case with respect to LGO), would not constitute qualifying income. After applying certain constructive ownership rules, we will be treated as owning the 5% interest in the assets and net profits of LGO Holdings that Joseph V. Topper, Jr. and John B. Reilly, III actually and constructively own. If we were considered to directly or indirectly own an interest of 10% or more of the assets or net profits of LGO Holdings, then the real property rents that we receive from LGO would no longer constitute qualifying income in which case, based on our current operations, we would likely no longer qualify to be treated as a "partnership" (and instead would be treated as a corporation) for U.S. federal income tax purposes.

        Our and LGO Holdings' governing documents contain transfer restrictions designed to prevent us from being treated as directly or indirectly owning by reason of the application of the constructive ownership rules an interest of 10% or more of LGO Holdings' assets or net profits. We received an opinion of counsel at, and dated as of, the closing of the Offering that, subject to certain customary exceptions, such transfer restrictions are enforceable under Delaware law, but a court could determine that these restrictions are inapplicable or unenforceable.

         The U.S. federal (and/or state or local) income tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

        The present U.S. federal (and/or state or local) income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretation at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. One such relatively recent legislative proposal would have eliminated the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the qualifying income exception for us to be treated as a partnership for U.S. federal income tax purposes, affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income or gain and adversely affect an investment in our common units. We are unable to predict whether any of these changes, or other proposals, will be introduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

        Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that results in us becoming subject to either: (a) entity-level taxation for U.S. federal, state, local and/or foreign income and/or withholding tax purposes to which we were not subject prior to such enactment, modification or interpretation, and/or (b) an increased amount of any such one or more of such taxes (including as a result of an increase in tax rates), then the minimum quarterly distribution amounts and the target distribution amounts may be adjusted (i.e., reduced) to reflect the impact of that law on us.

        If the IRS contests the U.S. federal income tax positions we take, the market for our common units may be adversely impacted, and the costs of any contest will reduce our cash available for distribution to you.

        We have not requested any ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other U.S. federal income tax matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, the costs of any contest with the IRS, which will be borne indirectly by our unitholders and our general partner, will result in a reduction in cash available for distribution.

         You may be required to pay taxes on income from us even if you do not receive any cash distributions from us.

        Because you will be treated for U.S. federal income tax purposes as a partner in us, we will allocate a share of our taxable income and gain to you which could be different in amount than the cash we distribute to you. Thus, you may be required to pay U.S. federal income taxes and, in some cases, state and local taxes, on your allocable share of our taxable income and gain even if you do not receive any cash distributions from us.

         Tax gain or loss on sale or other taxable disposition of common units could be more or less than the cash that you may receive in such sale or other taxable disposition.

        If you sell (or otherwise dispose in a taxable disposition) one or more, or all, of your common units, you will recognize a gain or loss for U.S. federal income tax purposes equal to the difference between your amount realized in such sale or other taxable disposition and your U.S. federal income tax basis in those common units. Because distributions that you receive and the aggregate of our losses and deductions that are allocated to you in excess of your allocable share of the aggregate of our income and gain result in a net reduction in your U.S. federal income tax basis in your common units, the amount, if any, of such prior excess distributions and loss and deduction allocations with respect to the common units sold (or otherwise disposed of in a taxable disposition) will, in effect, become taxable income and/or gain to you if you sell (or otherwise dispose in a taxable disposition) your common units at a price greater than your U.S. federal income tax basis in those common units, even if the price you receive is less than or equal to their original cost. Furthermore, for U.S. federal income tax purposes a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation deductions and other recapture items. In addition, because a unitholder's amount realized would include his, her or its share of our nonrecourse liabilities, if you were to sell your units (or otherwise dispose of your units in a taxable disposition), you may incur a tax liability in excess of the amount of cash you receive from the sale or other taxable disposition.

         Tax-exempt organizations and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

        Investment in our common units by an organization that is exempt from U.S. federal income tax, or a tax-exempt organization, such as employee benefit plans, individual retirement accounts, which we refer to as "IRAs," and non-U.S. persons raises issues unique to them. For example, a substantial amount (if not most) of our U.S. federal taxable income and gain would constitute gross income from an unrelated trade or business and the amount thereof allocable to a tax-exempt organization would be taxable to such organization as unrelated business taxable income. Distributions to a non-U.S. person that holds our common units will be reduced by U.S. federal withholding taxes imposed at the highest applicable U.S. federal income tax rate and such non-U.S. person will be required to file U.S. federal income tax returns and pay U.S. federal income tax, to the extent not previously withheld, on his, her or its allocable share of our taxable income and gain. If you are a tax-exempt organization or a non-U.S. person, you should consult your tax advisor before investing in our common units.

         You will likely be subject to state and local income taxes and return filing requirements in states and localities where you do not live as a result of investing in our common units

        In addition to U.S. federal income taxes, you will likely be subject to other taxes, such as foreign, state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if you do not live in any of those jurisdictions. You will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We currently conduct business in Pennsylvania, New Jersey, Ohio, New York, Massachusetts, Kentucky, New Hampshire, Maine and, as a result of the Express Lane acquisition, Florida. Each of these states (other than Florida) currently imposes a personal income tax on individuals (except that New Hampshire only imposes a personal income tax on interest, dividends and gambling winnings) as well as an income, business profits and/or a franchise tax on corporations and other entities. We may own property or conduct business in other states, localities or foreign countries in the future. It is your responsibility to file all U.S. federal, state, local and foreign tax returns. Our counsel has not rendered an opinion on the state, local or non U.S. tax consequences of an investment in our common units.

         We will treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

        Because we cannot match transferors and transferees of common units, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of U.S. federal income tax benefits available to you. Our counsel is unable to opine as to the validity of such filing positions. It also could affect the timing of these tax benefits or the amount of gain for U.S. federal income tax purposes from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your U.S. federal income tax returns.

         We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes, and allocate them, between transferors and transferees (and the other holders) of our common units each month based upon the ownership of our common units on the first business day of each month and as of the opening of the applicable exchange on which our common units are listed, instead of on the basis of the date a particular common unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

        We generally prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed Treasury Regulations are not final and do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were to be issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

         If you loan your common units to a short seller to cover a short sale of common units, you may be considered to have disposed of those common units for U.S. federal income tax purposes. If so, you would no longer be treated for U.S. federal income tax purposes as a partner with respect to those common units during the period of the loan and you may recognize gain or loss from such deemed disposition.

        During the period of the loan of your common units to the short seller, any of our income, gain, loss or deduction with respect to such common units may not be reportable by you and any cash distributions received by you as to those common units could be fully taxable to you as ordinary income. Our counsel has not rendered an opinion regarding the treatment of a unitholder where common units are loaned to a short seller to cover a short sale of common units. Thus, unitholders should consult their tax advisors regarding the U.S. federal income tax effect of loaning their common units to a short seller.

         We have adopted certain valuation methodologies for U.S. federal income tax purposes that may result in a shift of income, gain, loss and deduction between our general partner and our unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

        When we issue additional units or engage in certain other transactions, our general partner will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Although we may from time to time consult with professional appraisers regarding valuation matters, including the valuation of our assets, our general partner will make many (and possibly all) of the fair market value determinations of our assets (including by using a method based on the market value of our common units as a means to measure such fair market value(s)). The IRS may challenge any one or more of such determinations, or our allocation of the adjustment under Section 743(b) of the U.S. Internal Revenue Code of 1986, as amended, or the Code, attributable to our various assets, and allocations of income, gain, loss and deduction between our general partner and certain of our unitholders.

        A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income, gain or loss being allocated to our unitholders for U.S. federal income tax purposes. It also could affect the amount of taxable gain from our unitholders' sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders' U.S. federal income tax returns without the benefit of additional deductions.

         The sale or exchange of 50% or more of the total interest in our capital and profits within a twelve-month period will result in the termination of our partnership for U.S. federal income tax purposes.

        We will be considered to have technically terminated as a partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interest in our capital and profits within a twelve-month period. For purposes of determining whether a technical tax termination has occurred, a sale or exchange of 50% or more of the total interests in our capital and profits could occur if, for example, the Topper Group, which will own collectively 50% or more of the total interest in our capital and profits after the consummation of this offering, were to sell or exchange their collective interest in us within a period of twelve months. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which could result in us filing two U.S. federal income tax returns (and unitholders receiving two Schedule K-1s) for one calendar year. However, pursuant to an IRS relief procedure the IRS may allow, among other things, a constructively terminated partnership to provide a single Schedule K-1 for the calendar year in which a termination occurs. Our technical termination could also result in the re-starting of the recovery period for our assets (and, thus, result in a significant deferral of depreciation and amortization deductions allowable in computing our U.S. federal taxable income). In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our technical termination, however, would not affect our classification as a partnership for U.S. federal income tax purposes but instead we would be treated as a new partnership for U.S. federal income tax purposes. If we were treated as a new partnership for U.S. federal income tax purposes, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a technical termination occurred.

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        A description of our properties is included in "Item 1. Business." Our principal executive offices are in Allentown, Pennsylvania in an office space leased by LGC. The lease expires on January 31, 2020.

Item 3.    Legal Proceedings

        Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition or results of operations. We are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us. We maintain insurance policies with insurers in amounts and with coverage and deductibles as our General Partner believes are reasonable and prudent. However, we cannot assure you that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. Other than environmental liabilities and third-party claims for which we are entitled to indemnification from LGC under the omnibus agreement, we will be liable for any legal proceeding of a contributed entity with respect to which the basis for the claim underlying the legal proceeding arose prior to the closing of the Offering. As noted above, we are not aware of any significant legal or governmental proceedings against a contributed entity, or contemplated to be brought against a contributed entity. To the extent that LGC is unable to satisfy its indemnification obligations under the omnibus agreement, we may be responsible for legal proceedings involving environmental liabilities and third-party claims that are based on environmental conditions in existence at our Predecessor Entity's sites prior to their contribution in connection with the Offering. We believe that LGC will be able to satisfy known environmental liabilities for which we are entitled indemnification.

Item 4.    Mine Safety Disclosures

        None

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        At the close of business on March 22, 2012, there were five common unitholders of record.

        Our Common Units have traded on the New York Stock Exchange under the symbol "LGP" since October 26, 2012. Prior to that date, there was no public market for our Common Units. The following table sets forth, for the periods indicated, the high and low sales prices per share of our Common Units, as reported by the New York Stock Exchange, since October 26, 2012.

	Price Range
	High	Low
Quarter ended December 31, 2012(1)	$21.65	$16.66

(1)
The Partnership's Common Units began trading on October 26, 2012.

Cash Distribution Policy

General

        The board of directors of our General Partner has adopted a policy pursuant to which we will make cash distributions each quarter. The amount of cash distributed each quarter will be determined by the board of directors of our General Partner following the end of such quarter. In general, we expect that cash distributed for each quarter will equal cash generated from operations less cash needed for maintenance capital expenditures, accrued but unpaid expenses, including the management fee to LGC, reimbursement of expenses incurred by our General Partner, debt service and other contractual obligations and reserves for future operating and capital needs or for future distributions to our partners. We expect that the board of directors of our General Partner will reserve excess cash, from time to time, in an effort to sustain or permit gradual or consistent increases in quarterly distributions. Restrictions in our credit agreement could limit our ability to pay distributions upon the occurrence of certain events. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—New Credit Agreement." The board of directors of our General Partner may also determine to borrow to fund distributions in quarters when we generate less cash available for distribution than necessary to sustain or grow our cash distributions per unit. The factors that we believe will be the primary drivers of our cash generated from operations are changes in demand for motor fuels, the number of sites to which we distribute motor fuels, the margin per gallon we are able to generate at such sites, and the numbers and profitability of sites we own and lease.

        Our cash distribution policy, established by our General Partner, is to distribute each quarter an amount at least equal to the minimum quarterly distribution of $0.4375 per unit on all units ($1.75 per unit on an annualized basis). Our General Partner may determine at any time that it is in the best interest of our Partnership to modify or revoke our cash distribution policy. Modification of our cash distribution policy may result in distributions of amounts less than, or greater than, our minimum quarterly distribution, and revocation of our cash distribution policy could result in no distributions at all.

General Partner Interest

        Our General Partner owns a non-economic General Partner interest in us and thus will not be entitled to distributions that we make prior to our liquidation in respect of such interest.

Incentive Distribution Rights

        Incentive distribution rights represent the right to receive an increasing percentage (15.0%, 25.0% and 50.0%) of quarterly distributions from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. A trust of which Joseph V. Topper, Jr. is a trustee holds 85% of our incentive distribution rights and a trust of which John B. Reilly, III is a trustee holds 15% of our incentive distribution rights.

Minimum Quarterly Distribution

        Our partnership agreement provides that, during the subordination period (which we describe below), the common units will have the right to receive distributions from operating surplus each quarter in an amount equal to $0.4375 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of cash from operating surplus may be made on the subordinated units. The practical effect of the subordination period is to increase the likelihood that during such period there will be sufficient cash from operating surplus to pay the minimum quarterly distribution on the common units.

        We will pay quarterly distributions, if any, each quarter in the following manner:

  •
  first, to the holders of common units, until each common unit has received a minimum quarterly distribution of $0.4375 plus any arrearages from prior quarters;

  •
  second, to the holders of subordinated units, until each subordinated unit has received a minimum quarterly distribution of $0.4375; and

  •
  third, to all unitholders, pro rata, until each unit has received a distribution of $0.5031.

        If cash distributions to our unitholders exceed $0.5031 per unit in any quarter, our unitholders and the holders of our incentive distribution rights, will receive distributions according to the following percentage allocations:

Total Quarterly Distribution Per Common and Subordinated Unit	Marginal Percentage Interest in Distribution
Target Amount	Unitholders	Holders of IDRs
above $0.5031 up to $0.5469	85%	15%
above $0.5469 up to $0.6563	75%	25%
above $0.6563	50%	50%

  Subordination Period

        Except as described below, the subordination period will expire on the first business day after the distribution to unitholders in respect of any quarter, beginning with the quarter ending December 31, 2015, if each of the following has occurred:

  •
  distributions of cash from operating surplus on each of the outstanding common and subordinated units equaled or exceeded the minimum quarterly distribution of $0.4375 per unit for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

  •
  the "adjusted operating surplus" (as defined in our partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distribution on all of the outstanding common and subordinated units during those periods on a fully diluted weighted average basis; and

  •
  there are no arrearages in payment of the minimum quarterly distribution on the common units.

  Early Termination of Subordination Period

        Notwithstanding the foregoing, the subordination period will automatically terminate on the first business day after the distribution to unitholders in respect of any quarter, beginning with the quarter ending December 31, 2013, if each of the following has occurred:

  •
  distributions of cash from operating surplus on each of the outstanding common and subordinated units equaled or exceeded $2.6250 (150.0% of the annualized minimum quarterly distribution) in the four-quarter period immediately preceding that date;

  •
  the adjusted operating surplus generated during the four-quarter period immediately preceding that date equaled or exceeded the sum of $2.6250 (150.0% of the annualized minimum quarterly distribution) on all of the outstanding units on a fully diluted weighted average basis and the related distribution on the IDRs; and

  •
  there are no arrearages in payment of the minimum quarterly distribution on the common units.

  Expiration Upon Removal of the General Partner

        In addition, if the unitholders remove our general partner other than for cause:

  •
  the subordinated units held by any person will immediately and automatically convert into common units on a one-for-one basis, provided (1) neither such person nor any of its affiliates voted any of its units in favor of the removal and (2) such person is not an affiliate of the successor general partner; and

  •
  if all of the subordinated units convert pursuant to the foregoing, all cumulative arrearages on the common units will be extinguished and the subordination period will end.

  Expiration of the Subordination Period

        When the subordination period ends, each outstanding subordinated unit will convert into one common unit and will then participate pro-rata with the other common units in cash distributions.

Item 6.    Selected Financial Data

        The following table sets forth the selected historical consolidated financial data of the Partnership for the period October 31, 2012 through December 31, 2012, and at December 31, 2012, and the selected historical combined financial data of the Predecessor Entity for the period January 1, 2012 through October 31, 2012, and at December 31, 2011, 2010 and 2009. The selected historical consolidated and combined statements of operations data and the selected historical consolidated and combined cash flow data for the period October 31, 2012 through December 31, 2012 and period January 1, 2012 through October 30, 2012, and as of December 31, 2011 and 2010, and consolidated and combined balance sheet data as of December 31, 2012, 2011, 2010, and 2009, have been derived from the Partnership and the Predecessor Entity's consolidated and combined financial statements. The selected combined statement of operations, cash flow and balance sheet as of December 31, 2008, is unaudited. The results of the Predecessor Entity are not comparable to the Partnership as certain assets were not contributed to the Partnership as they did not fit the Partnership's strategic and geographic plans.

        The following table should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations", and Item 8. "Financial Statements and Supplementary Data" (in thousands, except unit and per unit data):

	Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2011	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2010	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2009	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2008
						Unaudited
Statement of Operations Data:
Revenues:
Revenues from fuel sales	$161,319	$935,241	$1,236,644	$841,204	$490,261	$573,610
Revenues from fuel sales to affiliates	145,168	621,139	365,106	329,974	310,794	399,204
Rental income	1,950	10,336	12,633	11,792	10,508	7,567
Rental income from affiliates	3,228	5,708	7,792	7,169	10,324	6,025
Revenues from retail merchandise and other	—	14	1,389	1,939	59	—

Total revenues	311,665	1,572,438	1,623,564	1,192,078	821,946	986,406
Costs and Expenses:
Cost of revenues from fuel sales	156,815	914,221	1,204,440	815,221	472,359	559,116
Cost of revenues from fuel sales to affiliates	139,736	609,371	359,005	324,963	305,335	394,427
Cost of revenues from retail merchandise and other	—	—	1,066	1,774	7	—
Rent expense	2,045	9,563	9,402	6,422	4,494	7,121
Operating expenses	541	4,734	6,608	4,173	4,407	5,525
Depreciation and amortization	2,551	13,773	11,996	11,998	8,172	3,846
Selling, general and administrative expense	9,676	9,811	12,709	13,099	13,389	4,193
(Gain) loss on sale of assets	(471)	(3,119)	(3,188)	272	(752)	(1,785)

Total costs and operating expenses	310,893	1,558,354	1,602,038	1,177,922	807,411	972,443

Operating income	772	14,084	21,526	14,156	14,535	13,963
Interest expense, net	(1,926)	(11,369)	(12,082)	(15,691)	(10,453)	(10,046)
(Loss) gain on extinguishment of debt	—	(571)	—	1,200	—	—
Other income, net	140	661	1,245	1,904	1,685	923

(Loss) income from continuing operations	(1,014)	2,805	10,689	1,569	5,767	4,840
Income tax expense from continuing operations	342	—	—	—	—	—

Net (loss) income from continuing operations	(1,356)	2,805	10,689	1,569	5,767	4,840

Income (loss) from discontinued operations	—	309	(779)	(6,599)	311	(1,512)

Net (loss) income	$(1,356)	$3,114	$9,910	$(5,030)	6,078	3,328

Loss per-unit(1)
Net loss per common unit—basic and diluted	$(0.09)	n/a	n/a	n/a	n/a	n/a
Net loss per subordinated unit—basic and diluted	$(0.09)
Weighted average limited partners' units outstanding—basic and diluted
Common Units	7,525,000
Subordinated units	7,525,000

	Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2011	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2010	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2009	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2008
						Unaudited
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$3,249	$4,158	$11,560	$30,892	$23,673	$14,159
Investing activities	(72,069)	2,473	(18,875)	14,518	(62,234)	(43,499)
Financing activities	73,588	(7,237)	6,409	(42,743)	36,161	30,885
Other Financial Data
EBITDA(2)	$3,463	$28,352	$34,420	$26,909	$27,850	$19,708
Adjusted EBITDA(2)	$2,992	$25,804	$31,232	$25,981	$27,098	$17,923
Operating Data:
Sites owned and leased	511	477	368	332	320	231
Gallons of motor fuel distributed (in millions)(3)	103.6	501.6	532.2	518.9	437.7	361.1
Margin per gallon(4)	$0.0950	$0.0650	$0.0722	$0.0600	$0.0534	$0.0534

(1)
Our common units began trading on the NYSE on October 26, 2012, under the ticker LGP

(2)
EBITDA represents net income before deducting interest expense, income taxes and depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted to exclude the gain or loss on sale of assets

(3)
Excludes gallons of motor fuel distributed to sites classified as discontinued operations with respect to the periods presented for our predecessor.

(4)
Margin per gallon represents (a) total revenues from fuel sales, less total cost of revenues from fuel sales, divided by (b) total gallons of motor fuels distributed.

	Consolidated Lehigh Gas Partners LP as of December 31, 2012	Combined Lehigh Gas Entities (Predecessor) as of December 31, 2011	Combined Lehigh Gas Entities (Predecessor) as of December 31, 2010	Combined Lehigh Gas Entities (Predecessor) as of December 31, 2009	Combined Lehigh Gas Entities (Predecessor) as of December 31, 2008
					Unaudited
Balance Sheet Data:
Cash and cash equivalents	$4,768	$2,082	$2,988	$321	$2,721
Working capital (deficit)	(9,179)	(16,533)	(18,227)	(2,793)	(8,148)
Total assets	315,810	271,136	257,415	293,641	236,421
Long-term debt, net of discount	183,751	177,529	156,940	208,859	159,682
Total liabilities	301,265	303,823	285,593	314,933	259,074
Partners' capital / owners' deficit	14,545	(32,687)	(28,178)	(21,292	(22,653)

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Note

        On October 30, 2012 ("Closing Date"), the Partnership completed its initial public offering of a total of 6,000,000 common units representing limited partner interests ("Common Units"), and on November 9, 2012 issued an additional 900,000 Common Units pursuant to the full exercise by the underwriters (the "Underwriters") of their over-allotment option, all at a price of $20.00 per unit (the "Offering"). The Partnership received aggregate proceeds of $125.7 million from the sale, net of underwriting discounts and structuring fees, and $2.6 million of Offering expenses. As previously disclosed, of this amount the net proceeds of approximately $16.7 million, pursuant to the over-allotment option, were distributed to Joseph V. Topper, Jr., the Chief Executive Officer of the Partnership, and to certain of Mr. Topper's affiliates and family trusts, and John B. Reilly, III, a member of the board of directors of the General Partner of the Partnership.

        References in this Annual Report to "our Predecessor", or "Predecessor Entity", refer to the portion of the business of Lehigh Gas Corporation, or "LGC," and its subsidiaries and affiliates that were contributed to Lehigh Gas Partners LP in connection with the Offering. Unless the context requires otherwise, references in this Annual Report to "Lehigh Gas Partners LP," "we," "our," "us," or like terms, when used in the context of the periods following the completion of the Offering refer to Lehigh Gas Partners LP and its subsidiaries and, when used in the context of the periods prior to the completion of the Offering, refer to the portion of the business of our Predecessor, the wholesale distribution business of Lehigh Gas—Ohio, LLC and real property and leasehold interests contributed to us in connection with the Offering by Joseph V. Topper, Jr., the Chief Executive Officer and the Chairman of the board of directors of our general partner and/or his affiliates.

        References to "our General Partner" or "Lehigh Gas GP" refer to Lehigh Gas GP LLC, the General Partner of Lehigh Gas Partners LP and a wholly owned subsidiary of LGC. References to "LGO" refer to Lehigh Gas—Ohio, LLC, an entity managed by Joseph V. Topper, Jr., the Chief Executive Officer and the Chairman of the board of directors of our General Partner. All of LGO's wholesale distribution business were contributed to us in connection with the Offering. References to the "Topper Group" refer to Joseph V. Topper, Jr., collectively with those of his affiliates and family trusts that have ownership interests in our Predecessor. A trust of which Joseph V. Topper, Jr. is a trustee owns all of the outstanding stock of LGC. The Topper Group, including LGC, will hold a significant portion of the limited partner interests in us. Through his control of LGC, Joseph V. Topper, Jr. controls our General Partner.

        Unless otherwise indicated, 2012 full year-to-date financial results contained in this Annual Report contain the audited consolidated financial results of the Partnership for the period October 31, 2012 through December 31, 2012, and the audited combined financial results for the Predecessor Entity period for the period January 1, 2012 through October 30, 2012.

        References to "Lessee Dealers" refer to third parties who operate sites we own or lease and we, in turn, lease to the Lessee Dealers; "Independent Dealers" refer to third parties that own their sites or lease their sites from a landlord other than us; and "Sub-wholesalers" refer to third parties that elect to purchase motor fuels from us, on a wholesale basis, instead of purchasing directly from major integrated oil companies and refiners.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Partnership and Predecessor Entity audited consolidated and combined financial statements and notes thereto included elsewhere in this Annual Report.

        EBITDA and Adjusted EBITDA are non-GAAP financial measures of performance and/or liquidity that have limitations and should not be considered as a substitute for net income or cash provided by (used in) operating activities which are US GAAP.

Overview

        We are a limited partnership formed to engage in the wholesale distribution of motor fuels, consisting of gasoline and diesel fuel, and to own and lease real estate used in the retail distribution of motor fuels. Since our predecessor was founded in 1992, we have generated revenues from the wholesale distribution of motor fuels to sites and from real estate leases.

        On the Closing Date, the Partnership completed the Offering. The Partnership received aggregate proceeds of $125.7 million from the sale, net of underwriting discounts and structuring fees, and other Offering expenses of $2.6 million. Of this amount, the proceeds from the over-allotment option of approximately $16.7 million were distributed to Joseph V. Topper Jr., the Chairman of the board of directors and Chief Executive Officer of the General Partner of the Partnership, and to certain of Mr. Topper's affiliates and family trusts, and to John B. Reilly, III, a member of the board of directors of the General Partner of the Partnership

        Our primary business objective is to make quarterly cash distributions to our unitholders and, over time, to increase our quarterly cash distributions. Initially, we intend to make minimum quarterly distributions of $0.4375 per unit, per quarter (or $1.75 per unit on an annualized basis).

        Cash flows from the wholesale distribution of motor fuels will be generated primarily by a per gallon margin that is either a fixed mark-up per gallon or a variable rate mark-up per gallon. By delivering motor fuels through independent carriers on the same day we purchase the motor fuels from suppliers, we seek to minimize the commodity risks typically associated with the purchase and sale of motor fuels. We generate cash flows from rental income primarily by collecting rent from Lessee Dealers and LGO pursuant to lease agreements. The lease agreements we have with Lessee Dealers had an average of 2.2 years remaining on the lease terms as of December 31, 2012. We believe that consistent demand for motor fuels in the areas where we operate and the contractual nature of our rental income provides a stable source of cash flow.

        For the year ended December 31, 2012, we distributed an aggregate of approximately 606 million gallons of motor fuels to 782 sites, including 193 new sites purchased or leased in the second half of 2012 which we did not distribute motor fuels in 2011. Over 60% of the sites to which we distribute motor fuels are owned or leased by us. In addition, we have agreements requiring the operators of these sites to purchase motor fuels from us.

        As of December 31, 2012, we distributed motor fuels to the following classes of business:

  •
  225 sites operated by Independent Dealers;

  •
  362 sites owned or leased by us that have been operated by LGO following the closing of the Offering;

  •
  149 sites owned or leased by us and operated by Lessee Dealers; and

  •
  46 sites distributed through eight Sub-wholesalers.

        We are focused on owning and leasing sites primarily located in metropolitan and urban areas. We own and lease sites located in Pennsylvania, New Jersey, Ohio, New York, Massachusetts, Kentucky, New Hampshire and Maine, and Florida with our recent Express Lane acquisition, as further described below. According to the Energy Information Agency, of the nine legacy states in which we own and lease sites, five are among the top ten consumers of gasoline in the United States and four are among the top ten consumers of on-highway diesel fuel in the United States. Over 85% of our sites are located in high-traffic metropolitan and urban areas. We believe the limited availability of undeveloped real estate in these areas presents a high barrier to entry for new or existing retail gas station owners to develop competing sites.

Recent Developments

Dunmore Purchase Agreement

        On December 21, 2012, we completed (the "Dunmore Closing") our acquisition of certain assets of Dunmore Oil Company, Inc. and JoJo Oil Company, Inc. (together, the "Dunmore Sellers") as contemplated by the Asset Purchase Agreement, as amended (the "Dunmore Purchase Agreement"), by and among the Partnership, a subsidiary of the Partnership, the Dunmore Sellers, and, for limited purposes, Joseph Gentile, Jr. Pursuant to the Dunmore Purchase Agreement, the Dunmore Sellers sold to us all of the assets (collectively, the "Dunmore Assets") held and used by the Dunmore Sellers in connection with their gasoline and diesel retail outlet business and their related convenience store business (the "Dunmore Retail Business"). In connection with this transaction, we will acquire 24 motor fuel service stations, 23 of which will be fee simple interests and one of which will be a leasehold interest.

        LGO operates the Dunmore Retail Business. In addition, as contemplated by the Dunmore Purchase Agreement, certain of the non-qualified Dunmore Assets and certain non-qualified liabilities of the Dunmore Sellers were assigned by us to LGO. LGO paid the Partnership $0.5 million for up-front rent. The Dunmore Sellers are permitted to continue to operate certain portions of their business relating to sales of heating oil, propane and unbranded motor fuels.

        Pursuant to the PMPA Franchise Agreement (the "Franchise Agreement") by and between LGO and our wholly owned subsidiary, Lehigh Gas Wholesale, LLC ("LGW"), the Partnership is the exclusive distributor of motor fuels to all sites operated by LGO in connection with the Dunmore Retail Business. In addition, we lease these sites to LGO pursuant to property lease agreements. We estimate we will receive from LGO aggregate rental income, net of expenses, of approximately $1.7 million per year from such sites.

        As consideration for the Dunmore Assets, we paid (i) $28.0 million in cash to the Dunmore Sellers; (ii) $0.5 million in cash to Mr. Gentile as consideration for his agreeing, for a period of five years following the Dunmore Closing, to not compete in the Dunmore Retail Business, to not engage in the sale or distribution of branded motor fuels, and to not solicit or hire any of our, or our affiliates' employees; and (iii) $0.5 million in cash to be held in escrow and delivered to the Dunmore Sellers upon the Partnership's receipt of written evidence concerning the payment of certain of the Dunmore Sellers' pre-closing tax liabilities (collectively, the "Dunmore Purchase Price").

        All of the transactions between us and LGO that are described in the Dunmore Purchase Agreement have been approved by the conflicts committee of the board of directors of the General Partner.

  Express Lane Stock Purchase

        On December 21, 2012, LGWS, entered into a Stock Purchase Agreement (the "Express Lane Stock Purchase Agreement") with James E. Lewis, Jr., Lida N. Lewis, James E. Lewis, III and Reid D. Lewis (collectively, the "Express Lane Sellers"), pursuant to which the Express Lane Sellers agreed to sell to LGWS all of the outstanding capital stock (collectively, the "Express Lane Shares") of Express Lane, Inc. ("Express Lane"), the owner and operator of various retail convenience stores, which include the retail sale of motor fuels and quick service restaurants, at various locations in Florida.

        In connection with the purchase of the Express Lane Shares, Lehigh Gas Wholesale Services, Inc. ("LGWS"), a wholly owned subsidiary, agreed to acquire thirty-nine motor fuel service stations, one as a fee simple interest and thirty-eight as leasehold interests. In connection with the purchase of the Express Lane Shares, on December 21, 2012, LGP Realty Holdings LP ("LGP-R"), our wholly-owned subsidiary, entered into a Purchase and Sale Agreement (the "Express Lane Purchase and Sale Agreement" and, together with the Express Lane Stock Purchase Agreement, the "Express Lane

Agreements") with Express Lane. Under the Express Lane Purchase and Sale Agreement, LGP-R agreed to acquire from Express Lane, prior to the Express Lane Purchaser's acquisition of the Express Lane Shares, an additional fee simple interest in six properties and two fueling agreements (collectively, the "Express Lane Property").

        On December 21, 2012, LGP-R completed the acquisition of the Express Lane Property from the Express Lane Sellers, as contemplated by the Express Lane Purchase and Sale Agreement. In addition, on December 22, 2012, LGWS completed (the "Express Lane Closing") the acquisition of the Express Lane Shares from the Express Lane Sellers, as contemplated by the Express Lane Stock Purchase Agreement.

        As a result of the Express Lane acquisition, LGO leases sites from Partnership and operates Express Lane's gasoline and diesel retail outlet business and its related convenience store business (the "Express Lane Retail Business"). In addition, certain of the non-qualified income generating assets related to the Express Lane Retail Business and certain non-qualified liabilities of the Express Lane Sellers were assigned to LGO. LGO paid us the balance of the net working capital plus $1.0 million for up-front rent, subject to certain post-closing adjustments.

        Pursuant to the Franchise Agreement, the Partnership is the exclusive distributor of motor fuels to all sites operated by LGO in connection with the Express Lane Retail Business. In addition, the Partnership leases these sites to LGO pursuant to property lease agreements. The Partnership estimates it will receive from LGO aggregate rental income, net of expenses, of approximately $4.6 million per year from such sites.

        Under the Express Lane Agreements, the aggregate purchase price (the "Express Lane Purchase Price") for the Express Lane Property and the Express Lane Shares is $45.4 million, inclusive of $1.8 million of certain preliminary post-closing adjustments. Of the Express Lane Purchase Price, LGWS paid an aggregate of $41.9 million to the Express Lane Sellers and placed an aggregate of $1.1 million into escrow, of which $1.0 million has been placed into escrow to fund any indemnification or similar claims made under the Express Lane Agreements by the parties thereto, and $0.1 million has been placed into escrow pending the completion by the Express Lane Sellers of certain environmental remediation measures. In addition to the Express Lane Purchase Price, the Express Lane Purchaser also placed $0.6 million (the "Tax Escrow") into escrow to indemnify the Express Lane Sellers for certain tax obligations resulting from the sale of the Express Lane Property.

        All of the transactions between us and LGO related to the Express Lane Agreements have been approved by the conflicts committee of the board of directors of the General Partner.

  Getty Leases

        In May 2012, we entered into master lease agreements to lease an aggregate of 120 sites from an affiliate of Getty. Of the 120 sites, 74 are located in Massachusetts, 22 are located in New Hampshire, 15 are located in Pennsylvania and nine are located in Maine. Of these sites, seven are subleased to, and operated by, Lessee Dealers, 98 are company operated sites that are subleased to, and operated by, LGO following this offering and 15 currently are closed. We are converting a significant portion of the sites that are subleased to and operated by LGO to lessee dealer-operated sites. We are evaluating alternatives to reopen or reposition the closed sites. We expect to distribute BP motor fuels to 88 sites and are evaluating branding alternatives for the other 32 sites.

        The initial term of the master leases is five years for the 15 sites located in Pennsylvania and 15 years for the other 105 sites. We have renewal options ranging from 20 to 25 years on these master leases. The aggregate annual rent for the sites is approximately $3.8 million, plus $0.02 for each gallon of motor fuel we distribute to the sites for the initial annual period. Thereafter, the aggregate annual rent for the sites will be $5.4 million, with annual increases of 1.5%, plus $0.02 for each gallon of motor fuel we distribute to the sites. We do not expect that the rental income we receive from sub-leasing these sites to LGO and, to a lesser extent, certain Lessee Dealers will be sufficient to fully cover our annual rent obligations under the master lease agreements. However, we seek to generate profitability from our overall operation of these sites and, as a result, may apply a portion of the margins we earn on the wholesale distribution of motor fuels to these sites to our rent obligations under the master leases. Within the first four years of the master leases, we have the right, upon six months prior written notice, to terminate our lease obligations for up to 18 sites that we believe, in our sole discretion, are underperforming. To date, we have not exercised this right for any sites.

        For the first three years of the master leases, we are required to make capital expenditures at these sites in an amount equal to $4.3 million, plus $0.01 for each gallon of motor fuel we distribute to these sites during the first three years. We are, however, entitled to a rent credit equal to 50% of the capital expenditures incurred by us. The maximum rent credit is $2.1 million. The timing and amortization of these expenditures will affect our operating results.

        In addition, on November 19, 2012, we amended our long-term lease agreement with Getty Realty to include 25 new properties located in northern New Jersey. The initial lease term is for 15 years with options for multiple renewal terms.

  Other Events

        On October 29, 2012, hurricane Sandy made landfall in the northeast region causing temporary power outages to approximately 90 Locations and minimal property damage to two Locations. We experienced minimal fuel service disruption as a result of the impact of the hurricane which did not have a significant impact on our operations.

        In December 2012, we purchased a property from a related party for $2.9 million. The transaction was approved by the conflicts committee of the board of directors of the General Partner.

Results of Operations

  Evaluating Our Results of Operations

        The primary drivers of our operating results are the volume of motor fuel we distribute, the margin per gallon we are able to generate on the motor fuel we distribute and the rental income we earn on the sites we own or lease. For owned or leased sites, we seek to maximize the overall profitability of our operations, balancing the contributions to profitability of motor fuel distribution and rental income. Our omnibus agreement, under which LGC provides management, administrative and operating services for us, enables us to manage a significant component of our operating expenses. Our management relies on financial and operational metrics designed to track the key elements that contribute to our operating performance. To evaluate our operating performance, our management considers gross profit from fuel sales, motor fuel volumes, margin per gallon, rental income for sites we own or lease, EBITDA and Adjusted EBITDA.

        Gross Profit, Volume and Margin per Gallon.    Gross profit from fuel sales represents the excess of revenue from fuel sales, including revenue from fuel sales to affiliates, over cost of revenue from fuel sales, including cost of revenue from fuel sales to affiliates. Volume of motor fuel represents the gallons of motor fuel we distribute to sites. Margin per gallon represents gross profit from fuel sales divided by total gallons of motor fuels distributed. We use volumes of motor fuel we distribute to a site and margin per gallon to assess the effectiveness of our pricing strategies, the performance of a site as compared to other sites we own or lease, and our margins as compared to the margins of sites we seek to acquire or lease.

        Rental Income.    We evaluate our sites' performance based, in part, on the rental income we earn from them. For leased sites, we consider the rental income after payment of our lease obligations for the site. We use this information to assess the effectiveness of pricing strategies for our leases, the performance of a site as compared to other sites we own or lease, and compare rental income of sites we seek to acquire or lease.

        EBITDA and Adjusted EBITDA.    Our management uses EBITDA and Adjusted EBITDA to analyze our performance. EBITDA represents net income before deducting interest expense, income taxes and depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted to exclude the gain or loss on sale of assets and gains or losses on the extinguishment of debt. EBITDA and Adjusted EBITDA are used by management primarily as measures of our operating performance. Because not all companies calculate EBITDA and Adjusted EBITDA identically, our calculations may not be comparable to similarly titled measures of other companies.

  Items Impacting the Comparability of Our Financial Results

        For the reasons described below, our future results of operations may not be comparable to the historical results of operations for the periods presented below for our Predecessor Entity.

        Publicly Traded Partnership Expenses.    Our selling, general and administrative expenses include certain third-party costs and expenses resulting from becoming a publicly traded partnership. These costs and expenses include legal and accounting, as well as other costs associated with being a public company, such as director compensation, director and officer insurance, NYSE listing fees and transfer agent fees. Our financial statements reflect the impact of these costs and expenses and will affect the comparability of our financial statements with periods prior to the closing of this offering.

        Omnibus Agreement.    As a result of the services provided to us by LGC under the omnibus agreement following this offering, we do not directly incur a substantial portion of the general and administrative expenses that we have historically incurred. Instead, we pay LGC a management fee in an amount equal to (1) $420,000 per month plus (2) $0.0025 for each gallon of motor fuel we distribute per month for such services

        Impact of the Offering and Related Transactions on Our Revenues.    LGO operates certain sites we own and distributes motor fuels, on a retail basis, at these sites. LGO is not one of our predecessor entities. Until December 31, 2011, LGO purchased motor fuel on a wholesale basis from major integrated oil companies and distributed this motor fuel on a retail basis at the sites it operated. After December 31, 2011, LGO began purchasing motor fuel from LGC, rather than from these major integrated oil companies, and distributing this fuel on a retail basis at these sites. As a result, historical operating results through December 31, 2011 do not include the operating results of motor fuel distribution by LGC to LGO; however, for periods after December 31, 2011 operating results reflect the wholesale distribution of motor fuel by LGC to LGO. In addition, prior to the Offering, LGO did not pay rent on certain sites it leased from us. Upon completion of the Offering, LGO began paying us rent on these sites.

        Income taxes.    Our Predecessor Entity consists of pass-through entities for U.S. federal income tax purpose and has not been subject to U.S. federal income taxes. In order to be treated as a partnership for U.S. federal income tax purposes, we must generate 90% or more of our gross income from certain qualifying sources. As a result, LGWS, owns and leases (or leases and subleases) certain of our personal property, as well as provides maintenance and other services to Lessee Dealers and other customers (including LGO). Except to the extent off-set by deductible expenses, income earned by LGWS on the rental of the personal property and from maintenance and other services is taxed at the applicable corporate income tax rate.

  Comparison of Years Ended December 31, 2012 and 2011

        The following table sets forth our combined statements of operations for the periods indicated:

	Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Total Consolidated and Combined Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2012	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2011	$ Variance	% Variance
Revenues:
Revenues from fuel sales	$161,319	$935,241	$1,096,560	$1,236,644	$(140,084)	(11.3)
Revenues from fuel sales to affiliates	145,168	621,139	766,307	365,106	401,201	109.9
Rental income	1,950	10,336	12,286	12,633	(347)	(2.7)
Rental income from affiliates	3,228	5,708	8,936	7,792	1,144	14.7
Revenues from retail merchandise and other	—	14	14	1,389	(1,375)	(99.0)

Total revenues	311,665	1,572,438	1,884,103	1,623,564	260,539	16.0
Costs and Expenses:
Cost of revenues from fuel sales	156,815	914,221	1,071,036	1,204,440	(133,404)	(11.1)
Cost of revenues from fuel sales to affiliates	139,736	609,371	749,107	359,005	390,102	108.7
Cost of revenues for retail merchandise and other	—	—	—	1,066	(1,066)	(100.0)
Rent expense	2,045	9,563	11,608	9,402	2,206	23.5
Operating expenses	541	4,734	5,275	6,608	(1,333)	(20.2)
Depreciation and amortization	2,551	13,773	16,324	11,996	4,328	36.1
Selling, general and administrative expenses	9,676	9,811	19,487	12,709	6,778	53.3
(Gain) loss on sale of assets	(471)	(3,119)	(3,590)	(3,188)	(402)	12.6

Total costs and operating expenses	310,893	1,558,354	1,869,247	1,602,038	267,209	16.7

Operating income	772	14,084	14,856	21,526	(6,670)	(31.0)
Interest expense, net	(1,926)	(11,369)	(13,295)	(12,082)	(1,213)	10.0
Gain (loss) on extinguishment of debt	—	(571)	(571)	—	(571)	n/a
Other income, net	140	661	801	1,245	(444)	(35.7)

(Loss) income from continuing operations	(1,014)	2,805	1,791	10,689	(8,898)	(83.2)
Income tax expense from continuing operations	342	—	342	—	342	n/a
Income (Loss) from discontinued operations	—	309	309	(779)	1,088	(139.7)

Net (loss) income	$(1,356)	$3,114	$1,758	$9,910	$(8,152)	(82.3)

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

        Our aggregate revenues from fuel sales, which include revenues from fuel sales to affiliates, amounted to $1,862.9 million for the year ended December 31, 2012, an increase of $261.1 million, or 16.3%, as compared to $1,601.8 million in the same period of the prior year. The aggregate cost of revenues from fuel sales, which includes the cost of revenues from fuel sales to affiliates, amounted to $1,820.1 million for the year ended December 31, 2012, an increase of $256.7 million or 16.4%, as compared to $1,563.4 million in same period of the prior year. The aggregate gross profit from fuel sales amounted to $42.8 million for the year ended December 31, 2012, an increase of $4.4 million or 11.5% as compared to $38.3 million in the same period of the prior year. The increase in gross profit was principally driven by an increase in volume of gallons distributed (as more fully discussed below), partially offset by slightly lower margin per gallon of $0.071 for the year ended December 31, 2012, as compared to $0.072 in the same period in the prior year.

        The increase in aggregate revenues from fuel sales noted above resulted from an increase of $225.3 million related to an increase in volume of gallons distributed along with an increase of $35.8 million related to higher selling prices per gallon, which was $3.078 for the year ended December 31, 2012, an increase of $0.059 or 2.0%, as compared to $3.019 for the same period in the prior year. The volume of gallons distributed amounted to 605.2 million gallons for the year ended December 31, 2012, an increase of 74.7 million gallons, or 14.1%, as compared to 530.5 million gallons for the same period in the prior year. The increase in volume of gallons distributed was principally due to: distributing motor fuels to LGO beginning in 2012, which accounted for 98.8 million gallons, along with an increase of 42.6 million gallons associated with commencement of distributing motor fuels to the newly leased Getty sites and an increase of 1.0 million gallons related to the Express Lane acquisition, offset by decreases of an aggregate of 57.6 million gallons resulting from lost business. The decrease from lost business consisted primarily of decreases of 38.0 million gallons due to the expiration of our lease to distribute motor fuels at Ohio Turnpike plazas, 12.3 million gallons related to terminated dealer supply agreements, and 7.3 million gallons related to marketplace competition. The increase in volume distributed for the year ended December 31, 2012, was offset further by decreases of 7.1 million gallons related to the divesture of Sunoco sites and 3.0 million gallons associated with closing of low volume sites.

Rental Income

        Aggregate rental income, including rental income from affiliates, for 2012 was $21.2 million compared to $20.4 million in 2011, resulting in a net increase of $0.8 million. This increase is a result of incremental rental income primarily attributable to rental income from the Getty lease sites in New England and Pennsylvania, which were entered into in May 2012, and the additional Getty sites in New Jersey, which were entered into in December 2012, resulting in a total increase of $2.4 million. Also contributing to the increase was incremental net rental income of $1.3 million related to the Shell acquisitions (second and third quarters of 2011) and the additional December 2012 acquisitions. In addition, rental income for certain sites was recorded by an affiliate not included in the Predecessor Entity through October 30, 2012. These sites were contributed to the Partnership, resulting in an increase in rental income of $1.1 million. Offsetting these increases was $2.5 million related to LGO in connection with a transition, starting in 2012 to align rental income from affiliates with the rental income to be received by us from LGO pursuant to the contractual arrangement entered into with LGO. Also, closed sites resulted in a decrease of rental income of $1.3 million.

Rent Expense

        Rent expense for 2012 was $11.6 million, an increase of $2.2 million, as compared to $9.4 million in 2011, with the increase primarily driven by an increased number of leasehold locations.

Operating Expenses

        Operating expenses decreased $1.3 million to $5.3 million for 2012 compared with $6.6 million in 2011. The decrease was primarily due to the classification of the management fee charged by the Predecessor Entity to LGP. LGP classifies the management fee as a general and administrative expense whereas the Predecessor classified certain costs incorporated into the management fee within operating expenses. The total management fee charged by LGC to LGP was $1.1 million for the period from October 31, 2012 through December 31, 2012. Also partially offsetting this decrease was the increased costs from operating the Shell sites acquired in the second and third quarters of 2011 and Getty sites from the May and December 2012 transactions.

Depreciation and Amortization

        Depreciation and amortization for 2012, was $16.3 million compared to $12.0 million for 2011. The increase of $4.3 million, or 36.1% was principally due to an increase in depreciation expense of $4.0 million. The depreciation expense increase was due to sites acquired in our Shell acquisitions in the second and third quarters of 2011, which accounted for $1.0 million of the increase, an impairment charge due to assets held for sale, which accounted for $1.2 million of the increase, and the May 2012 transaction involving our Getty sites which accounted for $1.8 million of the increase. The remaining increase is primarily driven by purchases of capital equipment during 2012.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses for 2012 were $19.5 million compared with $12.7 million in 2011, an increase of $6.8 million. The increase was primarily attributable to $6.3 million of non-recurring expenses related to the offering.

Gain/Loss on Sale of Assets

        Gain on sale of assets that did not meet the criteria to be classified as discontinued operations for 2012 was $3.6 million compared with $3.2 million in 2011. This change is the result of more favorable negotiated agreements with third parties.

Interest Expense, Net

        Interest expense, net for 2012 was $13.3 million compared with $12.1 million in 2011. The increase of $1.2 million was primarily due to additional financing obligations entered into during 2011, additional borrowings in connection with the Shell acquisition in the second and third quarters of 2011, the capital lease transactions involving our Getty sites in May 2012, and increases in the amortization of deferred financing fees and debt discount. These increases were partially offset by $0.8 million attributable to principal prepayments on our mortgage notes in 2011, and payments on the revolving term loan facility in 2012.

Extinguishment of Debt

        Upon the second amendment of our credit facility, financing costs of $4.1 million paid for the amendment as well as financing costs of $3.1 million associated with the Predecessor Entity's credit facility, were deferred and are being amortized to interest expense over the life of the credit facility. Approximately $0.6 million of the deferred financing costs associated with the Predecessor Entity's credit facility was also written off at this time in accordance with the applicable accounting guidance for debt modifications and extinguishments and was included in the Consolidated Statements of Operations as a loss on extinguishment of debt.

Other Income, Net

        Other income, net for 2012 was $0.8 million compared with $1.2 million in 2011. This decrease of $0.4 million is primarily attributable to a $1.0 million charge associated with the termination fees associated with the cancellation of the mandatorily redeemable preferred equity, partially offset by termination fees received from dealers electing to early terminate their supply contracts.

Income Tax Expense from Continuing Operations

        No provision for income taxes was recorded in 2011 as the Predecessor Entity was not a taxable entity. However, our wholly owned, C-corporation subsidiary, LGWS, is a taxable entity. Accordingly, we have recorded a tax provision for LGWS for the period from October 31, 2012 through December 31, 2012. LGP recorded a $0.3 million current tax provision. In addition, we recorded a $0.3 million deferred tax benefit with a full valuation allowance against the deferred tax asset.

(Loss) Income from Discontinued Operations

        Discontinued operations generated income of $0.3 million in 2012 compared with a loss of $0.8 million in 2011. The primary driver of this change was a gain on sale of assets of $0.2 million in 2012 versus a loss on sale of assets of $0.5 million in 2011.

  Comparison of Years Ended December 31, 2011 and 2010

	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2011	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2010	$ Variance	% Variance
Revenues:
Revenues from fuel sales	$1,236,644	$841,204	$395,440	47.0
Revenues from fuel sales to affiliates	365,106	329,974	35,132	10.6
Rental income	12,633	11,792	841	7.1
Rental income from affiliates	7,792	7,169	623	8.7
Revenues from retail merchandise and other	1,389	1,939	(550)	(28.4)

Total revenues	1,623,564	1,192,078	431,486	36.2
Costs and Expenses:
Cost of revenues from fuel sales	1,204,440	815,221	389,219	47.7
Cost of revenues from fuel sales to affiliates	359,005	324,963	34,042	10.5
Cost of revenues for retail merchandise and other	1,066	1,774	(708)	(39.9)
Rent expense	9,402	6,422	2,980	46.4
Operating expenses	6,608	4,173	2,435	58.4
Depreciation and amortization	11,996	11,998	(2)	0.0
Selling, general and administrative expenses	12,709	13,099	(390)	(3.0)
(Gain) loss on sale of assets	(3,188)	272	(3,460)	(1,272.1)

Total costs and operating expenses	1,602,038	1,177,922	424,116	36.0

Operating income	21,526	14,156	7,370	52.1
Interest expense, net	(12,082)	(15,691)	3,609	(23.0)
Gain (loss) on extinguishment of debt	—	1,200	(1,200)	(100.0)
Other income, net	1,245	1,904	(659)	(34.6)

Income from continuing operations	10,689	1,569	9,120	581.3
Income tax expense from continuing operations	—	—	—	n/a
(Loss) income from discontinued operations	(779)	(6,599)	5,820	(88.2)

Net (loss) income	$9,910	$(5,030)	$14,940	(297.0)

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

        Our aggregate revenues from fuel sales, which include revenues from fuel sales to affiliates, amounted to $1,601.8 million for the year ended December 31, 2011, an increase of $430.6 million, or

36.8%, as compared to $1,171.2 million in the same period of the prior year. The aggregate cost of revenues from fuel sales, which includes the cost of revenues from fuel sales to affiliates, amounted to $1,563.4 million for the year ended December 31, 2011, an increase of $423.2 million or 37.1%, as compared to $1,140.2 million in same period of the prior year. The aggregate gross profit from fuel sales amounted to $38.4 million for the year ended December 31, 2011, an increase of $7.4 million or 23.9% as compared to $31.0 million in the same period of the prior year. The increase in gross profit was principally driven by higher margin per gallon of $0.072 for the year ended December 31, 2011 as compared to $0.060 in the same period in the prior year along with an increase in volume of gallons distributed (as more fully discussed below).

        The increase in aggregate revenue from fuel sales noted above resulted from a net increase of $32.4 million related to the increase in volume of gallons distributed along with an increase of $398.2 million related to higher selling prices per gallon, which was $3.019 for the year ended December 31, 2011, an increase of $0.750, or 33.1%, as compared to $2.269 for the same period in the prior year. The volume of gallons distributed amounted to 530.5 million gallons for the year ended December 31, 2011, an increase of 14.3 million gallons, or 2.8%, as compared to to 516.2 million gallons for the same period in the prior year. The increase in volume sold primarily related to 59.7 million additional gallons attributable to our Shell acquisitions in the second and third quarters of 2011 offset by the divesture of 29 Sunoco sites in the fourth quarter of 2010 and the first quarter of 2011 which accounted for 2.6 million gallons, 8.7 million gallons due to sites closed for construction, 18.8 million gallons due to the continued implementation of our strategy to dispose of low margin and low volume sites, and a 15.3 million gallons decrease in volume due to reduced market demand as a result of higher prices.

Rental Income

        Aggregate rental income, including rental income from affiliates, for 2011 was $20.4 million compared with $19.0 million in 2010. This increase is primarily attributable to the Shell acquisitions in the second and third quarters of 2011.

Rent Expense

        Rent expense for 2011 was $9.4 million compared with $6.4 million in 2010. This increase is primarily attributable to the acquisition, by lease, of sites during 2011.

Operating Expenses

        Operating expenses increased $2.4 million to $6.6 million for 2011 compared with $4.2 million in 2010. Operating expenses consist of repairs and maintenance, insurance, payroll for store and maintenance employees, and real estate taxes, net of reimbursements we received for providing these functions to affiliated non-predecessor entities. The $2.4 million increase in our operating expenses for 2011 compared to 2010 reflects an overall increase in the size and volume of our business in 2011 compared to 2010.

Depreciation and Amortization

        Depreciation and amortization remained relatively unchanged at $12.0 million in both 2010 and 2011. For 2011, we experienced an increase in depreciation expense of $1.4 million resulting from our Shell acquisitions in the second and third quarters of 2011 and purchases of capital equipment during 2011, and offset by a $1.4 million decrease in depreciation expense due to the divesture of upstate New York sites to Sunoco in the fourth quarter of 2010 and the first quarter of 2011.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses for 2011 were $12.7 million compared with $13.1 million in 2010, a decrease of $0.4 million. We typically incur increased selling, general and administrative expenses as part of our acquisition activities. These expenses include the cost of our due diligence review, negotiations and documentation of transactions, as well as increased cost to integrate acquisitions and identify and implement synergies with our operations. As a result, selling, general and administrative expenses tend to increase during our acquisition process through our integration period and then decrease as we identify and implement synergies. Our lower selling, general and administrative expense for 2011 reflects lower acquisition and implementation activities than 2010. Selling, general and administrative expenses for 2011 also were affected by a $0.9 million increase in legal expenses due to increased litigation activity.

Gain/Loss on Sale of Assets

        Gain on sale of assets that did not meet the criteria to be classified as discontinued operations for 2011 was $3.2 million compared with a loss of $0.3 million in 2010. This change is the result of more favorable negotiated agreements with third parties.

Interest Expense, Net

        Interest expense, net for 2011 was $12.1 million compared with $15.7 million in 2010. This decrease is primarily attributable to a $3.1 million decrease in interest expense recognized due primarily to the replacement of the 2008 and 2009 term and promissory notes on December 30, 2010 with the $175 million revolving term loan facility. The revolving term loan facility had an interest rate of 3.4% at December 31, 2011 compared with interest rates ranging from 5.25% to 7.0% on the 2008 and 2009 term and promissory notes at the time of repayment. Additionally, $1.3 million of the decrease is attributable to the change in the fair value of our interest rate swap contracts in 2011 when compared to 2010.

Extinguishment of Debt

        During 2010, we recorded $1.2 million gain on debt extinguishment in connection with the December 2010 extinguishment of the BP promissory notes.

Other Income, Net

        Other income, net for 2011 was $1.2 million compared with $1.9 million in 2010. This decrease is primarily attributable to a decrease in franchise fees, as we ceased being a franchise developer in 2011.

(Loss) Income from Discontinued Operations

        Loss from discontinued operations decreased to $0.8 million in 2011 from $6.6 million in 2010. The primary driver of this change was a decrease in the number of sites classified as discontinued operations. Also causing the decrease was a loss on sale of assets of $0.5 million in 2011 versus a loss on sale of assets of $2.5 million in 2010.

Liquidity and Capital Resources

  Liquidity

        Our principal liquidity requirements are to finance current operations, fund acquisitions from time-to-time, and to service our debt. We expect our ongoing sources of liquidity to include cash generated by our operations and borrowings under the Credit Agreement and issuances of equity and debt securities. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as make acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will, from time-to-time, consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods.

        We intend to pay a minimum quarterly distribution of $0.4375 per unit per quarter, which equates to approximately $6.6 million per quarter, or $26.3 million per year, based on the current number of Common Units and Subordinated Units outstanding. We do not have a legal obligation to pay this distribution.

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

  Comparison of Year Ended December 31, 2012, 2011 and 2010

	Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Total Consolidated and Combined Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2012	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2011	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2010
Net cash provided by operating activities	$3,249	$4,158	$7,407	$11,560	$30,892
Net cash (used in) provided by investing activities	$(72,069)	$2,473	$(69,596)	$(18,875)	$14,518
Net cash provided by (used in) financing activities	$73,588	$(7,237)	$66,351	$6,409	$(42,743)

        Cash flow from operating activities generally reflects our net income, as well as balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of our business, fluctuations in fuel prices, our working capital requirements and general market conditions.

        Net cash provided by operating activities was $7.4 million for the year ended December 31, 2012, compared to $11.6 million for 2011, for a year-over-year decrease in cash provided by operating activities of $4.2 million. The change in net cash provided by operating activities primarily resulted from changes in our operating assets and liabilities totaling approximately $1.2 million between 2012 and 2011. This change was principally driven by accounts receivable, including receivables from affiliates, which increased to $11.8 million at December 31, 2012 from $11.6 million at December 31, 2011 due to an increase in associated revenues. Accounts payable increased to $14.2 million at December 31, 2012 from $13.2 million at December 31, 2011 primarily due to the timing of vendor payments and our increased operating activity. In addition, we had a net income of $1.8 million for the year ended December 31, 2012 compared to net income of $9.9 million for the comparable period in 2011.

        Net cash provided by operating activities was $11.6 million for 2011 compared to $30.9 million for 2010, for a year-over-year decrease in cash provided by operating activities of $19.3 million. The change in net cash provided by operating activities primarily results from changes in our operating assets and liabilities totaling approximately $20.7 million between 2011 and 2010. During 2011, we experienced increased fuel prices compared to 2010 and, as a result, we had to fund additional working capital requirements. Primarily due to the rise in motor fuel prices, we had increases in the use of cash, for 2011 compared to 2010, in accounts receivable of $2.2 million and fuel taxes payable of $2.4 million. In addition, the decrease is also due to the divestiture of 29 sites in upstate New York during the fourth quarter of 2010 that resulted in a loss on sale of $4.0 million, the repayment of advances to affiliates during 2010 as the related receivables and payables of our affiliates were being settled, the decrease in depreciation and amortization and change in fair value of derivative instruments. These increases were offset by net income in 2011 of $9.9 million compared to a net loss in 2010 of $5.0 million.

        Net cash used in investing activities was $69.6 million for 2012 compared to $18.9 million in 2011. Investing activities for 2012 reflect $2.0 million in capital expenditures and $75.5 million in cash paid in connection with the acquisitions of Dunmore, Top Star and Express Lane, net of cash acquired, as compared to $2.8 million in capital expenditures and $33.7 million in cash paid in connection with the acquisition of the Motiva assets, net of cash acquired in 2011. In addition, we received approximately $7.7 million in proceeds from the divestiture of various low margin and low volume sites as compared to $16.1 million in 2011.

        Net cash used in investing activities was $18.9 million for 2011 compared to net cash provided by investing activities of $14.5 million in 2010. Investing activities for 2011 reflect $2.8 million in capital expenditures and $33.7 million in cash paid in connection with the acquisition of the Motiva assets, net of cash acquired, as compared to $2.4 million in capital expenditures and $2.1 million in cash paid in connection with one-off acquisitions in 2010. In addition, we received approximately $16.1 million in proceeds from the divestiture of various low margin and low volume sites as compared to $19.0 million in 2010.

        Net cash provided by financing activities was $66.4 million for 2012 compared to $6.4 million for the same period in 2011. During October 2012, in connection with the closing of our IPO, we entered into a new revolving credit facility, and we used the proceeds to repay $182.9 million of long-term debt and $12.0 million of mandatorily redeemable preferred equity. Total borrowings for 2012 under the new credit facility were $183.8 million, and we paid deferred financing fees of $4.1 million associated with the credit facility. Financing activities for 2012 also reflect proceeds from long-term debt under our previous credit facility and proceeds from financing obligations of $15.6 million as compared to $52.8 million for 2011. Financing activities for 2012 reflect repayments of long-term debt under our previous credit facility and repayment of financing obligations of $21.4 million as compared to $29.2 million for 2011. In addition, we received $3.7 million in cash contributions from the Predecessor owners, offset by $7.7 million in distributions to Predecessor owners. In October 2012, we completed our IPO and issued 6,900,000 common units (inclusive of 900,000 common units from the overallotment) to the public, receiving net proceeds of $125.7 million after offering costs. Approximately $20.0 million of the proceeds were distributed to certain of the Topper Group Parties for reimbursement of certain capital expenditures made by the Topper Group Parties with respect to the assets they contributed to the Partnership in connection with the Offering, and approximately $16.7 million was distributed as a result of the overallotment.

        Net cash provided by financing activities was $6.4 million for 2011 compared to net cash used in financing activities of $42.7 million in 2010. Financing activities for 2011 reflect $52.8 million in proceeds from our long term debt and financing obligations and as compared to $163.2 million in 2010. During 2010 we entered into a $175 million revolving term loan credit facility which was used to refinance several credit facilities. In addition, we received $4.4 million in cash contributions from owners in 2011, offset by $18.8 million in distributions as compared to $9.1 million in contributions and $24.0 million in distributions to owners for 2010.

  Capital Expenditures

        We are required to make investments to expand, upgrade and enhance existing assets. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those capital expenditures required to maintain our long-term operating income or operating capacity. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $2.0 million, $2.8 million and $2.4 million in maintenance capital expenditures for the years ended December 31, 2012, 2011 and 2010, respectively which are included in capital expenditures in our statements of cash flows.

        Expansion capital expenditures are those capital expenditures that we expect will increase our operating income or operating capacity over the long term. We have the ability to fund our expansion capital expenditures through, among others options, by issuing additional equity. We had approximately $76.0 million, $33.8 million and $2.1 million in expansion capital expenditures for the years ended December 31, 2012, 2011 and 2010

  Non-GAAP Financial Measures

        We use the non-GAAP financial measures, EBITDA and Adjusted EBITDA, in this Annual Report. EBITDA represents net income before deducting interest expense, income taxes and depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted to exclude the gain or loss on sale of assets and gains or losses on the extinguishment of debt. EBITDA and Adjusted EBITDA are used as supplemental financial measures by management and by external users of our financial statements, such as investors and lenders, to assess:

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

        EBITDA and Adjusted EBITDA as presented below may not be comparable to similarly titled measures of other companies. The following table presents reconciliations of EBITDA and Adjusted EBITDA to net income and EBITDA and Adjusted EBITDA to net cash provided by operating activities, the most directly comparable GAAP financial measures, on a historical basis, for each of the periods indicated (in thousands).

  Reconciliation of EBITDA and Adjusted EBITDA to net income (loss)

	Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Total Consolidated and Combined Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2012	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2011	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2010
Reconciliation of EBITDA and Adjusted EBITDA to net (loss) income:
Net (loss) income from continuing operations	$(1,356)	$2,805	$1,449	$10,689	$1,569
Income (loss) from discontinued operations	—	309	309	(779)	(6,599)

Net income (loss)	(1,356)	3,114	1,758	9,910	(5,030)
Plus:
Depreciation and amortization	2,551	13,823	16,374	12,153	13,540
Income tax	342	—	342	—	—
Interest expense, net	1,926	11,415	13,341	12,357	18,399

EBITDA	3,463	28,352	31,815	34,420	26,909
(Gain) loss on sale of assets	(471)	(3,119)	(3,590)	(3,188)	272
Loss (gain) on extinguishment of debt	—	571	571	—	(1,200)

Adjusted EBITDA	$2,992	$25,804	$28,796	$31,232	$25,981

Reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$3,249	$4,158	$7,407	$11,560	$30,892
Changes in certain operating assets and liabilities	(1,799)	10,956	9,157	7,662	(13,003)
Interest expense, net	1,926	11,415	13,341	12,357	18,399
Others items, net	87	1,823	1,910	2,841	(9,379)

EBITDA	3,463	28,352	31,815	34,420	26,909
(Gain) loss on sale of assets	(471)	(3,119)	(3,590)	(3,188)	272
Loss (gain) on extinguishment of debt	—	571	571	—	(1,200)

Adjusted EBITDA	$2,992	$25,804	$28,796	$31,232	$25,981

  Contractual Obligations

        The Partnership's has contractual obligations that are required to be settled in cash. The amount of the Partnership's contractual obligations as of December 31, 2012, were as follows (in thousands):

	Payments due by period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(in thousands)
Long-term debt(1)	$199,370	$5,513	$193,857	$—	$—
Financing obligations(2)	123,420	6,453	13,868	13,986	89,113
Operating lease obligations(3)	134,562	13,728	24,724	21,782	74,328
Management Fees(4)	19,320	5,040	10,080	4,200	—
Other long-term liabilities(5)	—	—	—	—	—

Total	$476,672	$30,734	$242,529	$39,968	$163,441

(1)
The Partnership's credit facility expires October 30, 2015 and thus the principal balance outstanding at December 31, 2012 is included in the 1-3 year period. Interest, which is based on variable rates, was assumed to remain constant at a weighted-average rate of 3.0%. The amounts above also assume no additional borrowings or repayments.

(2)
The lease financing obligations consist of principal and interest payments due on sale-leaseback transactions for which the sale was not recognized because our predecessor retained continuing involvement in the underlying sites. Also included are principal and interest payments due on capital lease obligations, including the portions of the Getty lease agreements being accounted for as capital lease obligations.

(3)
These operating leases expire through December 2028.

(4)
Pursuant to the Omnibus Agreement, the Partnership pays LGC a management fee, which was initially an amount equal to (1) $420,000 per month plus (2) $0.0025 for each gallon of motor fuel the Partnership distributes per month. The amounts above include only the fixed portion of the management fee. The initial term of the agreement is four years and automatically renews for additional one-year terms unless either party provides notice as stipulated in the agreement.

(5)
Under the terms of various supply agreements, the Partnership is obligated to minimum volume purchases measured in gallons of motor fuel. Future minimum volume purchase requirements are 231 million gallons in 2013, reducing to 203 million gallons in 2017. Future minimum volume purchase requirements from 2018 through 2030 total 2,316 million gallons. The aggregate dollar amount of the future minimum volume purchase requirements is dependent on the future weighted average wholesale cost per gallon charged under the applicable supply agreements. The amounts and timing of the related payment obligations cannot reasonably be estimated reliably. As a result, payment of these amounts has been excluded from the table above.

  New Credit Agreement

        On the Closing Date, we entered into the Credit Agreement, which consists of a senior secured revolving credit facility, a swingline loan and standby letters of credit .The aggregate amount of the outstanding loans and letters of credit under the New Credit Agreement cannot exceed the combined revolving commitments then in effect. Each of our subsidiaries are guarantors of all of the obligations under the New Credit Agreement. All obligations under the New Credit Agreement are secured by substantially all of our assets and substantially all of the assets of our subsidiaries. The New Credit Agreement matures on October 30, 2015.

        The revolving credit facility has a borrowing capacity of $249 million, which may be increased from time to time upon our written request, subject to certain conditions, up to an additional $75 million. Borrowings under the revolving credit facility bear interest, at our option, at (1) a rate equal to the London Interbank Offering Rate ("LIBOR"), for interest periods of one, two, three or six months, plus a margin of 2.25% to 3.50% per annum, depending on our Combined Leverage Ratio or (2) (a) a base rate equal to the greatest of, (i) the federal funds rate, plus 0.5%, (ii) LIBOR for one month interest periods, plus 1.00% per annum or (iii) the rate of interest established by Agent, from time to time, as its prime rate, plus (b) a margin of 1.25% to 2.50% per annum depending on our Combined Leverage Ratio. In addition, we incur a commitment fee based on the unused portion of the revolving credit facility at a rate of 0.375% to 0.50% per annum depending on our Combined Leverage Ratio.

        We have the right to a swingline loan under the New Credit Agreement in an amount up to $7.5 million. Swingline loans bear interest at the applicable base rate, plus a margin of 1.25% to 2.50% depending on our Combined Leverage Ratio.

        Standby letters of credit are permissible under the New Credit Agreement up to an aggregate amount of $35.0 million. Standby letters of credit are subject to a 0.25% fronting fee and other customary administrative charges. Standby letters of credit accrue a fee at a rate of 2.25% to 3.50% per annum, depending on our Combined Leverage Ratio.

        The New Credit Agreement also contains two financial covenants. One requires us to maintain a Combined Leverage Ratio no greater than 4.40 to 1.00 (or 4.25 to 1.00 after December 31, 2013) measured quarterly on a trailing four quarters' basis. The second requires us to maintain a Combined Interest Charge Coverage Ratio of at least 3.00 to 1.00.

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

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Impact of Inflation

        Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2012, 2011 and 2010.

Critical Accounting Policies

        We prepare our consolidated and combined financial statements in conformity with GAAP. The preparation of these combined financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the combined financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We believe the following policies to be the most critical in understanding the judgments that are involved in preparing our combined financial statements.

  Revenue Recognition

        We recognize revenues from wholesale fuel sales when fuel is delivered to the customer. The amounts we record for bad debts are generally based upon a specific analysis of aged accounts while also factoring in any new business conditions that might impact the historical analysis, such as market conditions and bankruptcies of particular customers. We include bad debt provisions in selling, general and administrative expenses. We recognize rental income on a straight-line basis over the term of the lease.

  Property and Equipment

        We record property and equipment at cost. We recognize depreciation using straight-line and declining balance methods over the estimated useful lives of the related assets, including: five to fifteen years for buildings and leasehold improvements, three to ten years for equipment, and three to seven for vehicles and office furniture and equipment.

        The amortization of leasehold improvements is based upon the shorter of the remaining terms of the leases including renewal periods that are reasonably assured, or the estimated useful lives, which approximate twenty years. We capitalize expenditures for major renewals and betterments that extend the useful lives of property and equipment. We charge maintenance and repairs to operations as incurred. We record gains or losses on the disposition of property and equipment in the period incurred for sales that we recognize.

        Accounting and reporting guidance for long-lived assets requires that a long-lived asset (group) be reviewed for impairment only when events or changes in circumstances indicate the carrying amount of the long-lived asset (group) might not be recoverable. Such events and circumstances include, among other factors: operating losses; unused capacity; market value declines; changes in the expected physical life of an asset; technological developments resulting in obsolescence; changes in our business plans or those of our major customers, suppliers or other business partners; changes in competition and competitive practices; uncertainties associated with the United States and world economies; changes in the expected level of capital, operating or environmental remediation expenditures; and changes in governmental regulations or actions. Accordingly, we evaluate impairment whenever indicators of impairment are identified. Our impairment evaluation is based on the projected undiscounted cash flows of the particular asset. We recorded no impairments of long-lived assets during 2012, 2011, and 2010.

  Environmental and Other Liabilities

        We record a liability for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable a liability has been incurred and the amount of such liability can be reasonably estimated. We estimate costs accrued based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes. We generally recognize estimated losses from environmental remediation obligations no later than the completion of the remedial feasibility study. We adjust loss accruals as further information becomes available or circumstances change. We do not discount costs of future expenditures for environmental remediation obligations to their present value. We recognize recoveries of environmental remediation costs from other parties as assets when their receipt is deemed probable.

        We are subject to other contingencies, including legal proceedings and claims arising out of our businesses that cover a wide range of matters, including, among others, environmental matters and contract claims. Environmental and other legal proceedings may also include matters with respect to businesses previously owned. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.

  Equity Incentive Compensation

        We account for equity incentive compensation expense based on the fair value of the equity incentive award. If the phantom units award agreement provides for delivery of common units on the vesting date, the fair value of our phantom units will be based on the fair market value of our common units on the awards' respective date of grant and the equity incentive compensation expense will be recognized over the awards' respective vesting period. Alternatively, if the phantom units award agreement provides for the delivery of cash on the vesting date, the equity incentive compensation expense measurement and recognition may be done on a variable basis, whereby the fair value of the remaining unvested phantom units will be adjusted at each quarterly balance sheet date during the vesting period and the resulting change in the equity incentive compensation liability, if any, will be recognized as equity incentive compensation expense over the remaining vesting period. Further, if there are any modifications of the equity incentive compensation award after the date of grant, regardless of whether the vesting settlement is in common units or cash, we may be required to accelerate any remaining unearned equity incentive compensation expense or record additional equity incentive compensation expense.

  Assets Held for Sale and Discontinued Operations

        The determination to classify a site as held for sale requires significant estimates by us about the asset and the expected market for the site, which are based on factors including recent sales of comparable sites, recent expressions of interest in the sites and the condition of the site. We must also determine if it will be possible under those market conditions to sell the site for an acceptable price within one year. When assets are identified by our management as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. We generally consider sites to be held for sale when they meet criteria such as whether the appropriate level of management has approved the sale transaction and there are no known material contingencies relating to the sale such that the sale is probable and is expected to qualify for recognition as a completed sale within one year. If, in management's opinion, the expected net sales price of the asset that has been identified as held for sale is less than the net book value of the asset, the asset is written down to fair value less the cost to sell. We present assets and liabilities related to assets classified as held for sale separately in the balance sheet.

        Assuming no significant continuing involvement, we consider both a site classified as held for sale and a sold site a discontinued operation. We reclassify sites classified as discontinued operations as such in the statement of operations for each period presented.

  Subsequent Events

        On January 17, 2013, we declared a quarterly cash distribution of $0.2948 per common and subordinated unit. This cash distribution represents a prorated amount that, on an equivalent, full year basis, would be equal to the minimum quarterly distribution of $0.4375 per unit per quarter ($1.75 per unit on an annualized basis). This prorated amount corresponds to the periods from the Offering closing date through December 31, 2012. The cash distribution was paid on February 15, 2013.

        On March 15, 2013, we issued 446,420 phantom units under the Lehigh Gas Partners LP 2012 Incentive Award Plan. Each phantom unit is the equivalent common unit representing a limited partner interest in us. These phantom units will vest in equal, one-third installments on each of March 15, 2014, March 15, 2015 and March 15, 2016.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

  Interest Rate Risk

        Market risk is the potential loss arising from adverse changes in the financial markets, including interest rates. Our exposure to interest rate risk relates primarily to our existing revolving credit facility.

        To manage interest rate risk and limit overall interest cost we may, from time-to-time, employ interest rate swaps to convert a portion of the floating-rate debt under our existing credit facility asset to a fixed-rate liability. Counterparties to these contracts are major financial institutions. These instruments are not used for trading or speculative purposes. The extent to which we use such instruments is dependent upon our access to them in the financial markets. Our objective in managing our exposure to market risk is to limit the impact on earnings and cash flow.

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

        As of December 31, 2012, we had $183.8 million outstanding on our revolving credit facility at an average interest rate of 3.0%. Our revolving credit facility matures in October, 2015. A one percentage point change in our average rate would impact interest expense by an aggregate of approximately $1.8 million.

Item 8.    Financial Statements and Supplementary Data

        Management's Annual Report and the financial statements and financial statement schedules referred to in the Index contained on page F-1 of the Form 10-K are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

Item 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, the Partnership's management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Partnership's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Partnership's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Partnership's files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and such information is accumulated and communicated to the Partnership's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the identification and the evaluation of the material weaknesses in internal control over financial reporting described below, the Partnership's Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2012, the Partnership's disclosure controls and procedures were not effective. Notwithstanding the identified internal control weaknesses, management concluded the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles in the United States of America.

        Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As disclosed in the prospectus we filed in connection with our Offering, certain entities which comprised the Predecessor Entity were private entities with limited accounting personnel and other supervisory resources to adequately execute their accounting processes and address their internal controls over financial reporting. In connection with the preparation of the Predecessor Entity's combined financial statements for the years ended December 31, 2011, 2010 and 2009 (which formed a part of the prospectus), there were identified and communicated material weaknesses related to lack of adequate staffing and management review by the appropriate level during the month-end closing process. The lack of technical accounting experience and management review resulted in several adjustments to the Predecessor Entity's financial statements for the years ended December 31, 2011, 2010, and 2009.

        The Partnership continues to evaluate the design and operation of its internal controls over financial reporting and cannot predict the outcome of its review at this time. During the course of the review, the Partnership may identify additional control deficiencies, which could give rise to significant deficiencies and other material weaknesses, in addition to the material weaknesses described above.

        Each of the material weaknesses described above could result in a misstatement of the Partnership's accounts or disclosures would result in a material misstatement of its annual or interim consolidated financial statements would not be prevented or detected.

        The Partnership is required to comply with the SEC's rules implementing Sections 302 and 404 of the Sarbanes Oxley Act of 2002, which require the Partnership's management to certify financial and other information in its quarterly and annual reports and provide an annual management report on the effectiveness of its internal controls over financial reporting. Though the Partnership will be required to disclose changes made to its internal controls and procedures on a quarterly basis, the Partnership will not be required to make its first annual assessment of its internal controls over financial reporting pursuant to Section 404 until the year following the Partnership's first annual report required to be filed with the SEC, which will be the annual report for the year ending December 31, 2013.

        Further, the Partnership's independent registered public accounting firm is not yet required to formally attest to the effectiveness of the Partnership's internal controls over financial reporting until the year following this Annual Report on Form 10K. . If required to do so, the Partnership's independent registered public accounting firm may issue an adverse report in the event the independent registered public accounting firm is not satisfied with the level at which the Partnership's internal controls are documented, designed, or operating. The Partnership's remediation efforts may not enable it to remedy or avoid material weaknesses or significant deficiencies in the future. If the Partnership remediation efforts are unsuccessful, the Partnership could be subject to regulatory scrutiny and a loss of confidence in its reported financial information, which could have an adverse effect on its business and would likely have a negative effect on the trading price of its common units.

  Plans to Remediate Material Weaknesses in Internal Control over Financial Reporting

        The Partnership management has engaged in, and continues to engage in, efforts to address the material weaknesses in the Partnership's internal control over financial reporting. The following describes the on-going changes to its internal control over financial reporting subsequent to December 31, 2011 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting:

  •
  enhance the oversight/review of the development of accounting estimates to ensure the key factors/inputs, calculations and the methodologies/assumptions supporting these estimates are consistent and accurate.

  •
  redefine ownership of and enhance the oversight/review of account reconciliations to ensure that reconciliation documentation is consistent and that account balances are accurate and agree to appropriate supporting detail, calculations or other documentation.

        The Partnership also plans to make additional enhancements to the Partnership's policies, procedures, and systems during 2013 in order to specifically address the deficiencies identified and strengthen its internal controls.

        While the Partnership believes these remedial actions will result in correcting the material weaknesses in its internal control over financial reporting and system access /segregation of duties, the exact timing of when the conditions will be corrected is dependent upon future events.

  Management's Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Accounting Firm

        As noted above, this Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

  Changes in Internal Control over Financial Reporting

        The changes that could materially affect or are reasonably likely to materially affect the Partnership's internal control over financial reporting are discussed above.

Item 9B.    Other Information

        None

Part III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

        Our general partner manages our operations and activities on our behalf. Our general partner is owned by LGC. LGC is controlled by Joseph V. Topper, Jr. Accordingly, our general partner is indirectly controlled by Mr. Topper. All of our executive management personnel are employees of LGC.

        Our general partner has a board of directors that oversees its management, operations and activities. The board of directors has eight members, five of whom, Melinda B. German, John F. Malloy, James H. Miller, John B. Reilly, III and Robert L. Wiss, the board of directors has determined are independent as defined under the independence standards established by the NYSE and the Exchange Act. These directors, whom we refer to as independent directors, are not officers or employees of our general partner or its affiliates, and have been determined by the board to be otherwise independent of LGC and its affiliates.

        Our general partner is not elected by our unitholders and is not subject to re-election on a regular basis. Unitholders are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation. LGC appoints all members to the board of directors of our general partner.

        Our general partner owes a fiduciary duty to our unitholders. However, our partnership agreement contains provisions that reduce the fiduciary duties that our general partner owes to our unitholders. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, our general partner intends to incur indebtedness or other obligations that are nonrecourse. Except as described in our partnership agreement and subject to its fiduciary duty to act in good faith, our general partner has exclusive management power over our business and affairs.

Directors and Executive Officers

        We are managed and operated by the board of directors and executive officers of our general partner. The following table shows information for the directors, executive officers and key members of management of our general partner.

Directors and Executive Officers

Name	Age	Position with our General Partner
Joseph V. Topper, Jr.	57	Chairman of the Board of Directors, Chief Executive Officer
Mark L. Miller	52	Chief Financial Officer
David F. Hrinak	57	President
Melinda B. German	57	Director
Warren S. Kimber, Jr.	79	Director
John F. Malloy	58	Director
James H. Miller	64	Director
John B. Reilly, III	51	Director
Maura E. Topper	27	Director
Robert L. Wiss	57	Director

Key Members of Management

James J. Devlin, Jr.	51	Chief Accounting Officer
John K. Hooven	57	Vice President of Wholesale Distribution
Steven Lattig	40	Vice President of Operations and Real Estate
Keith V. De Sena	58	Vice President of Mergers and Acquisitions
Tracy A. Derstine	50	Vice President of Administration

        Our general partner's directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers of our general partner serve at the discretion of the board of directors. In selecting and appointing directors to the board of directors, the owners of our general partner do not intend to apply a formal diversity policy or set of guidelines. However, when appointing new directors, the owners of our general partner will consider each individual director's qualifications, skills, business experience and capacity to serve as a director, as described below for each director, and the diversity of these attributes for the board of directors as a whole.

        Joseph V. Topper, Jr. was appointed Chairman of the board of directors and Chief Executive Officer of our general partner in December 2011. Mr. Topper has 25 years of management experience in the wholesale and retail fuel distribution business. In 1987, Mr. Topper purchased his family's retail fuel business and five years later founded our predecessor, where he has been the Chief Executive Officer since 1992. Mr. Topper currently serves on the Board of Trustees for Villanova University. He is the past President of the board for Lehigh Valley PBS and the Lehigh Valley PBS Foundation. He also served as a board member for the Good Shepherd Rehabilitation Hospital in Allentown. Mr. Topper holds a master of Business Administration degree from Lehigh University and a Bachelor of Science degree in Accounting from Villanova University. Mr. Topper is also a Certified Public Accountant.

        Mark L. Miller was appointed Chief Financial Officer of our general partner in May 2012. He has been employed by LGC since 2004 as Vice President of Acquisitions managing LGC's acquisitions, acquisition financing and working capital requirements. Prior to joining LGC, Mr. Miller was the Chief Financial Officer for several small and middle market companies in various industries. Mr. Miller also spent six years with Deloitte & Touche LLP as a Senior Accountant. Mr. Miller holds a Bachelor of Science degree in Accounting from Northeastern University and is a Certified Public Accountant.

        David F. Hrinak was appointed President of our general partner in May 2012. Mr. Hrinak has been the President of LGC since September 2010. From 2005 until September 2010, Mr. Hrinak served as the Vice President of Wholesale for LGC. Mr. Hrinak has 35 years of experience in the wholesale and retail fuel distribution business. Prior to joining LGC, Mr. Hrinak was the Branded Wholesale Manager at ConocoPhillips. In addition to ConocoPhillips, he has held various leadership positions at BP and Mobil including Territory Manager, Sales and Business Consultant, Region Manager, and Wholesaler Business Manager.

        James J. Devlin, Jr. was appointed Corporate Controller & Chief Accounting Officer of our general partner in July 2012. Mr. Devlin has been employed by LGC since February 2012. Prior to joining LGC, Mr. Devlin held the position of VP—Finance, Corporate Controller of Impax Laboratories, Inc., a publicly traded specialty pharmaceutical company, from April 2005 to December 2011. Mr. Devlin has over 20 years of accounting experience and has held senior management finance and accounting positions in various publicly traded and private companies. Mr. Devlin holds a Master of Business Administration degree from the Haub School of Business of Saint Joseph's University and a B.S. Business Administration with a major in Accounting obtained from LaSalle University. Mr. Devlin is a Certified Public Accountant.

        John K. Hooven was appointed Vice President of Wholesale Distribution of our general partner in May 2012. Mr. Hooven has served as the Vice President of Wholesale Distribution of LGC since

April 2009. From July 2008 until April 2009, Mr. Hooven served as the Vice President of Operations of LGC. Prior to joining LGC, Mr. Hooven worked at Getty Petroleum Marketing Inc., a subsidiary of LUKOIL, where he served as regional Sales Manager, from May 2004 until July 2008. Mr. Hooven has 33 years of experience in the wholesale and retail fuel distribution business. Mr. Hooven spent more than 20 years at Mobil Oil Corporation where he held various marketing positions along the East Coast. Mr. Hooven holds a Bachelor of Business Administration degree in Business Management from Temple University.

        Steven Lattig was appointed Vice President of Operations and Real Estate of our general partner in May 2012. Mr. Lattig has served as the Director of Operations of LGC since April 2009. From December 2007 until April 2009, Mr. Lattig served as the Area Manager of New York for LGC. From September 2006 until December 2007, Mr. Lattig served as the Territory Manager of New York, New Jersey and Massachusetts for LGC. Mr. Lattig has 20 years of experience in the wholesale and retail fuel distribution business. Prior to joining LGC, Mr. Lattig worked at E.M. Haynes Motor Fuels for 14 years in various executive leadership positions, including Sales Manager and Vice President, and served as President for five years. He earned a Bachelor of Science degree in Criminal Justice from De Sales University.

        Keith V. De Sena was appointed Vice President of Mergers and Acquisitions of our general partner in May 2012. Mr. De Sena has served as the General Manager of Wholesale of LGC since October 2009. Prior to joining LGC, Mr. De Sena worked for ExxonMobil from 1976 to October 2009, holding various positions such as Manager of Southeast Distribution from June 2005 to September 2009, North America Customer Service Manager, from 2002 to 2005 and Regional Manager of New England, from 1996 to 2002, overseeing the administration of certain segments of ExxonMobil's dealer and distribution business. Mr. De Sena holds a Master of Business Management degree from the College of Saint Rose and a Bachelor of Science degree in Business Management from Saint John's University.

        Tracy A. Derstine was appointed Vice President of Administration in May 2012. Ms. Derstine has worked for LGC since 1999. Ms. Derstine has been the Vice President of Human Resources of LGC since February 2009. Prior to that, Ms. Derstine held the positions of Director of Human Resources from October 2006 to February 2009 and Human Resources Administrator and Office Administrator from 1999 to October 2006. In her position as Vice President of Human Resources, Ms. Derstine oversees administrative departments for LGC including Human Resources, Safety, Information Technology, Management Information Systems and Public Affairs/Corporate Communications. Ms. Derstine has 12 years of experience in the wholesale and retail fuel distribution business and more than 25 years of human resource experience. She holds a Bachelor of Science/Bachelor of Arts degree in Management from Shippensburg University.

        Melinda B. German was appointed as a director of our general partner on March 12, 2013.            Ms. German has spent most of her professional career in higher education as both a faculty member and administrator. Currently, Ms. German is the Associate Dean for Undergraduate Business Programs at Villanova University where she has been employed for more than 15 years. As Associate Dean, she leads the strategic and academic direction of undergraduate business programs as well as program administration. Prior to her role in the undergraduate program, Ms. German was the Assistant Dean for Graduate Business Programs responsible for the development of programs and curricula, marketing and recruiting, and oversight of services for graduate business students. Before joining Villanova University, Ms. German was the Director of Graduate Business Programs at Philadelphia University where she was also a full-time faculty member before taking on an administrative role. She was also on the faculty at LaSalle University and Temple University. Ms. German worked in marketing research for several years before pursuing a career in higher education. She is a graduate of the University at Albany-SUNY with a Bachelor of Science degree in Business Education and earned an MBA from Temple University.

        Warren S. Kimber, Jr. was appointed as a director of our general partner in May 2012. Mr. Kimber has been retired since January 2009 and currently holds positions as the National Coordinator of Officials for the NCAA for Men's Lacrosse (since 1990) and the Director of Assigning for the United States Intercollegiate Lacrosse Association (since 1986). Prior to his retirement in January 2009, Mr. Kimber held the position of Chief Executive Officer and Chairman of the board of directors of Kimber Petroleum Corporation, in which LGC acquired a majority interest in 2008. Mr. Kimber served on the Board of Trustees for the Pingry School for 20 years with six of those years as Chairman of the board of directors. He also served as trustee for Hobart College and was a member of the board of directors of Chatham Trust Company, Summit Bank Corporation and the United Way. Mr. Kimber holds a degree from Hobart College.

        John F. Malloy was appointed as a director of our general partner in May 2012. Mr. Malloy has been the Chairman of the board of directors, President and Chief Executive Officer of Victaulic Company, the world's largest provider of mechanical joining systems for piping, since 2004. Prior to joining Victaulic, Mr. Malloy worked for 19 years for United Technologies Corporation, or UTC, including time spent as President of Carrier Corporation, a subsidiary of UTC. Prior to UTC, Malloy taught economics at Hamilton College. Mr. Malloy is a member of the board of directors of Hubbell Corporation, Hollingsworth & Vose, Cornell Iron Works, and Follett Corporation. He is a Trustee of the Lehigh Valley Health Network. He holds a Ph.D. in economics from Syracuse University, where he earned a National Science Foundation Fellowship, and a Bachelor of Arts degree in economics from Boston College.

        James H. Miller was appointed as a director of our general partner in May 2012. Mr. Miller retired in April 2012. Prior to retiring, Mr. Miller was the Chief Executive Officer and Chairman of the Board of PPL Corporation, or PPL, from 2006 through March 2012. Mr. Miller has more than 35 years of diverse experience in the electricity industry. Mr. Miller joined PPL in February 2001 as President of PPL Generation, LLC, a subsidiary of PPL that controls or owns more than 11,000 megawatts of electrical generation capacity in competitive U.S. markets. Mr. Miller currently serves on the board of directors of Rayonier, Inc. and Crown Holdings, Inc. In the community, he serves on the board of trustees for Lehigh Valley Health Network and the Lehigh Valley Partnership. Mr. Miller holds a bachelor degree in electrical engineering from the University of Delaware and served in the U.S. Navy nuclear submarine program.

        John B. Reilly, III was appointed as a director of our general partner in May 2012. Mr. Reilly has also served as the President of City Center Investment Corp since October 2011. Mr. Reilly has thirty years of experience in commercial and residential real estate development and planning, finance management and law. Mr. Reilly serves as a trustee of Lafayette College and DeSales University and also served as the Chairman of the Board of Trustees for the Lehigh Valley Health Network. He holds a Juris Doctor degree from Fordham University Law School and a bachelor degree in economics from Lafayette College. He is a Certified Public Accountant and a member of the Pennsylvania Bar Association.

        Maura E. Topper was appointed as a director of our general partner in May 2012. Ms. Topper is the daughter of Joseph V. Topper Jr., our Chairman of the board of directors and Chief Executive Officer. Since October 2010, Ms. Topper has worked as a marketing account executive at MSG Promotions, Inc., an event marketing and management firm based in Allentown, Pennsylvania. Prior to joining MSG Promotions, Ms. Topper worked as a senior accountant in the audit practice of Deloitte & Touche LLP in New York from September of 2008 until September of 2010. In May 2008, Ms. Topper earned a Bachelor of Science degree in Accounting and a Bachelor of Science in Business (Finance) from Villanova University. Ms. Topper is currently enrolled in the Masters of Business Administration program at Columbia Business School where she has been awarded a merit-based fellowship.

        Robert L. Wiss was appointed as a director of our general partner in May 2012. Mr. Wiss retired in December 2009. Prior to retiring, Mr. Wiss was the co-founder and former President of CaseSoft, Inc., the developer of case analysis software tools for litigators and their clients. CaseSoft was sold to LexisNexis, a division of Reed Elsevier Inc., in 2006. Mr. Wiss was a vice president of LexisNexis until December 2009. Mr. Wiss began his career at IBM where he held various marketing positions. He holds a Bachelor of Science degree in Accounting from Villanova University.

Composition of the Board of Directors

        Our general partner's board of directors consists of eight members. The board of directors holds regular and special meetings at any time as may be necessary. Regular meetings may be held without notice on dates set by the board of directors from time to time. Special meetings of the board of directors or meetings of any committee thereof may be held at the request of the Chairman of the board of directors or a majority of the board of directors (or a majority of the members of such committee) upon at least two days (if the meeting is to be held in person) or 24 hours (if the meeting is to be held telephonically) prior oral or written notice to the other members of the board or committee or upon such shorter notice as may be approved by the directors or members of such committee. A quorum for a regular or special meeting will exist when a majority of the members are participating in the meeting either in person or by telephone conference. Any action required or permitted to be taken at a board meeting may be taken without a meeting if such action is evidenced in writing and signed by a majority of the members of the board of directors

Meeting of Non-Management Directors and Communications with Directors

        At each of our four regularly scheduled meetings of the board of directors of our general partner, all of our independent directors intend to meet in an executive session without participation by management. A non-management director will preside over each executive session of the non-management directors, although the same director is not required to preside over each session. Any non-management director may request that additional executive sessions of the non-management directors be held, and the presiding non-management director for the previous session will determine whether to call any such meeting.

        Unitholders or interested parties may communicate directly with the board of directors of our general partner, any committee of the board of directors, any independent directors, or any one director, by sending written correspondence by mail addressed to the board, committee or director to the attention of our Secretary at the following address: c/o Secretary, Lehigh Gas Partners LP, 702 West Hamilton Street, Suite 203, Allentown, PA 18101. Communications are distributed to the board of directors, committee of the board of directors, or director, as appropriate, depending on the facts and circumstances outlined in the communication. Commercial solicitations or communications will not be forwarded.

Committees of the Board of Directors

        The board of directors of our general partner has established an audit committee, and even though not required by the NYSE, a compensation committee, a nominating and corporate governance committee and a conflicts committee.

        Melinda B. German, John B. Reilly, III, Maura E. Topper and Robert L. Wiss are the members of the audit committee. Mr. Reilly is the chair of the audit committee. As required by the NYSE, the audit committee is comprised entirely of directors who meet the financial literacy standards required of directors who serve on an audit committee in accordance with the rules and regulations established by the NYSE and the Exchange Act. The rules and regulations established by the NYSE and the Exchange Act also generally require that our audit committee consist entirely of independent directors, however, our general partner is relying on the phase-in rules of the NYSE and the Exchange Act with respect to the independence of the audit committee members, which allow us, for one year following our initial public offering, to establish an audit committee consisting of a majority of independent directors. Within one year of the effective date of our initial public offering, our audit committee will consist entirely of independent directors. The board of directors of our general partner has determined that Ms. German and Messrs. Reilly and Wiss meet the independence standards required of audit committee members by the NYSE and the Exchange Act. The board of directors of our general partner has determined that Mr. Reilly is an "audit committee financial expert" as defined by SEC rules. The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee may also review and resolve matters that the board determines may involve a conflict of interest.

        John F. Malloy, James H. Miller and Warren S. Kimber, Jr. are the members of the compensation committee. Mr. Malloy is the chair of the compensation committee. As required by the compensation committee charter, the compensation committee is comprised of a majority of independent directors, directors who qualify as "non-employee directors" for purposes of Rule 16b-3 of the Exchange Act and "outside directors" for purposes of Section 162(m) of the Code. The board of directors of our general partner has determined that Messrs. Malloy and Miller meet the independence, "non-employee director" and "outside director" standards set forth in the compensation committee charter. The compensation committee is responsible for overseeing the compensation paid by us, if any, to our general partner's officers and directors. The compensation committee is also responsible for administering our long-term incentive plan (except with respect to awards granted to certain employees and officers, which may be granted by the independent directors of the compensation committee or the full board of directors) and overseeing our other benefit plans.

        James H. Miller, John B. Reilly, III and Maura E. Topper are the members of the nominating and corporate governance committee. Mr. Miller is the chair of the nominating and corporate governance committee. As required by the nominating and corporate governance committee charter, the nominating and corporate governance committee is comprised of a majority of independent directors. The board of directors of our general partner has determined that Messrs. Miller and Reilly meet the independence standards set forth in the nominating and corporate governance committee charter. The nominating and corporate governance committee is responsible for administering the director nominations process for our general partner and the development and maintenance of our corporate governance policies.

        Melinda B. German, John F. Malloy and Robert L. Wiss are the members of the conflicts committee. Pursuant to our partnership agreement, the members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. The board of directors of our general partner has determined that Ms. German and Messrs. Malloy and Wiss qualify to serve on the conflicts committee. The conflicts committee is responsible for reviewing specific matters that the board of directors of our general partner believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict is fair and reasonable to our partnership.

Meetings of Unitholders

        Our partnership agreement provides that the general partner manages and operates us and that, unlike holders of common stock in a corporation, unitholders only have limited voting rights on matters affecting our business or governance. Accordingly, we do not hold annual meetings of unitholders.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our general partner's board of directors and officers, and persons who own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Exchange Act, to file reports of beneficial ownership and reports of changes in beneficial ownership of such securities with the SEC. Directors, officers and greater than 10% unitholders are required by SEC regulations to furnish to us copies of all Section 16(a) forms they file with the SEC.

        SEC regulations require us to identify in this Form 10-K anyone who filed a required report late during the most recent fiscal year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during fiscal 2012, all Section 16(a) filing requirements were satisfied on a timely basis.

Corporate Governance

        The board of directors of our general partner has adopted a Code of Business Conduct and Ethics, or Code of Ethics, that applies to directors and executive officers of Lehigh Gas GP LLC, senior financial employees of LGC and certain of our operating subsidiaries and any other person performing similar functions. Our general partner also expects all employees of LGC performing services for the Partnership and its operating subsidiaries to adhere to the Code of Ethics. Amendments to or waivers from the Code of Ethics will be disclosed on our website. The board of directors of our general partner has also adopted Corporate Governance Guidelines that outline important policies and practices regarding our governance.

        We make available free of charge, within the "Corporate Governance" section of our website at http://www.lehighgaspartners.com/investors/corporate-governance/page.aspx?id=1100, and in print to any unitholder who so requests, the Code of Ethics and the Corporate Governance Guidelines. Requests for print copies may be directed to Investor Relations at info@lehighgaspartners.com or to Investor Relations, Lehigh Gas Partners LP, 702 Hamilton St., Suite 203, Allentown, PA 18101 or made by telephone at (610) 625-8126. The information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Reimbursement of Expenses of Our General Partner

        Except as otherwise set forth in our omnibus agreement, our partnership agreement requires us to reimburse our general partner for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses reasonably allocable to us or otherwise incurred by our general partner in connection with operating our business. The partnership agreement does not limit the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our general partner is entitled to determine in good faith the expenses that are allocable to us. Please read "Item 13. Certain Relationships and Related Party Transactions and Director Independence—Omnibus Agreement."

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

  General

        We and our general partner have not incurred any cost or liability with respect to compensation of executive officers for the fiscal year ended December 31, 2012 or for any prior periods.

        We have no employees. LGC manages our operations and activities pursuant to the terms of our omnibus agreement. All of our executive officers are employees of LGC. Responsibility and authority for compensation-related decisions for executive officers and other personnel that are employed by LGC resides with LGC. Because the omnibus agreement with LGC provides that LGC is responsible for managing our affairs, our Chief Executive Officer and each of our other executive officers do not receive cash compensation from us for serving as our executive officers. Instead, we pay LGC the management fees described in the omnibus agreement and all determinations with respect to awards to be made under our long-term incentive plan to executive officers of our general partner and others are made by the board of directors (or the compensation committee) of our general partner, taking into account, where appropriate, the recommendation of LGC.

        Our named executive officers devote a majority of their total business time to our business, however, Messrs. Topper and Hrinak devote a significant portion of their total business time to LGC and its operations and Mr. Miller devotes some business time to LGC and its operations. LGC has the ultimate decision-making authority with respect to the total compensation of its employees, including our named executive officers. Such compensation decisions are not subject to any approval by the board of directors of our general partner.

        LGC intends that the compensation of our executive and non-executive officers include a significant component of incentive compensation based on our performance and it employs a compensation philosophy that emphasizes pay-for-performance (primarily, insofar as it relates to our partnership, the ability to increase sustainable quarterly distributions to unitholders) based on a combination of our partnership's performance and the individual's impact on our partnership's performance. We believe this pay-for-performance approach generally aligns the interests of executive officers who provide services to us with that of our unitholders. LGC intends to design its executive compensation to attract and retain individuals with the skills necessary to successfully execute our business model in a demanding environment, to motivate those individuals to reach near-term and long-term goals in a way that is designed to align their interests with that of our unitholders, and to reward success in reaching such goals.

        LGC does not maintain a defined benefit pension plan for our executive officers because it believes such plans primarily reward longevity rather than performance. LGC provides a basic benefits package generally to all of its employees, which includes a 401(k) plan and health, disability and life insurance. Accordingly, LGC employees who provide services to us under the omnibus agreement are entitled to these basic benefits.

        We expect that any bonuses, and any other incentive compensation awarded and paid by LGC to executive officers, will be determined based on the performance of the Partnership.

  Cash Compensation

        We have not directly paid, and do not intend to directly pay, any cash compensation to our named executive officers.

  Equity-Based Compensation

        Our general partner has adopted the Lehigh Gas Partners LP 2012 Incentive Award Plan, or our LTIP, for employees, officers, consultants and directors of our general partner and any of its affiliates, including LGC, who perform services for us. The LTIP provides for the grant of restricted units, unit options, performance awards, phantom units, unit awards, unit appreciation rights, distribution equivalent rights and other unit-based awards as described below. Our general partner did not grant any equity-based awards during the year ended December 31, 2012.

        As disclosed in the prospectus we filed in connection with our initial public offering, the board of directors of our general partner previously determined to grant up to 500,000 phantom units under our LTIP to employees of LGC other than the Chief Executive Officer of our general partner within 180 days of the closing of our initial public offering.

        The awards will be made pursuant to our LTIP and phantom unit award agreements between our general partner and each award recipient. The awards will be subject to restrictions on transferability and a substantial risk of forfeiture and are intended to retain and motivate members of our general partner's management. A phantom unit represents a notional common unit granted under the LTIP which, upon vesting, entitles the phantom unitholder to receive a common unit or an amount of cash equal to the fair market value of a common unit, as determined by our compensation committee in its discretion, including the right to receive distributions thereon if and when distributions are made by us to our common unitholders.

        The phantom units awarded to our named executive officers do not entitle the holders thereof to distributions made by us. The phantom units vest and the forfeiture restrictions will lapse in equal one-third increments on each of March 15, 2014, March 15, 2015 and March 15, 2016, so long as the award recipient remains in continuous service with us, our general partner or any of our general partner's affiliates.

  Severance and Change in Control Benefits

        We do not provide any severance or change of control benefits to our named executive officers.

  Other Benefits

        We do not maintain a defined benefit pension plan for our executive officers nor do we provide a basic benefits package.

  Compensation Committee Report

        Our compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, as set forth above. Based on that review and discussion, our compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report.

John F. Malloy (Chairman)
Warren S. Kimber, Jr.
James H. Miller

Employment Agreements

        Neither LGC nor our general partner has entered into any employment agreements with any of our named executive officers.

Relation of Compensation Policies and Practices to Risk Management

        LGC's policies and practices are designed to provide rewards for short-term and long-term performance, both on an individual and partnership basis. In general, optimal financial and operational performance, particularly in a competitive business, requires some degree of risk-taking. Accordingly, the use of compensation as an incentive for performance can foster the potential for management and others to take unnecessary or excessive risks to reach performance thresholds that qualify them for additional compensation.

        From a risk management perspective, our policy is to conduct our commercial activities within pre-defined risk parameters that are closely monitored and are structured in a manner intended to control and minimize the potential for unwarranted risk-taking. We also routinely monitor and measure the execution and performance of our operations and acquisitions relative to expectations.

        We expect our compensation arrangements to contain a number of design elements that serve to minimize the incentive for taking unwarranted risk to achieve short-term, unsustainable results. Those elements include delaying the rewards and subjecting such rewards to forfeiture for terminations related to violations of our risk management policies and practices or of our Code of Ethics.

        In combination with our risk-management practices, we do not believe that risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us.

Pension Benefits

        Currently, we do not, and do not intend to, provide pension benefits to our named executive officers. Our general partner may revisit this policy in the future.

Nonqualified Deferred Compensation

        Currently, we do not, and do not intend to, sponsor or adopt a nonqualified deferred compensation plan. Our general partner may revisit this policy in the future.

Potential Payments Upon Termination or Change in Control

        Vesting with respect to equity compensation awards that a named executive officer holds at the time of a change in control may be accelerated at the discretion of the compensation committee including upon a change in control or upon various termination events, but for purposes of this disclosure we have assumed that no awards will receive accelerated treatment. As of December 31, 2012, none of the named executive officers was entitled to payments upon a change in control or a termination of employment pursuant to any employment agreement, severance agreement or change in control agreement.

Director Compensation

        Officers or employees of LGC, our general partner or our operating subsidiaries who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. For 2013, directors who are not officers or employees of LGC, our general partner or our operating subsidiaries will receive compensation packages that consist of an annual retainer of $20,000 and an annual grant of common units having a fair market value on the date of grant of $20,000. Further, for each meeting of the board of directors and each committee meeting a non-employee director attends, he or she will receive $1,000 and $500, respectively. The chair of each committee will receive an additional retainer of $5,000 annually.

        In addition, non-employee directors are reimbursed for all out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director is fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

        The following table sets forth certain information concerning the compensation earned by our directors for the year ended December 31, 2012: (i) the aggregate dollar amount of all fees earned in cash for services as a director (ii) the aggregate grant date fair market value of unit awards, if any, awarded to each director, and (iii) the total compensation earned by each director.

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)	Total ($)
Warren S. Kimber, Jr.	7,000	—	7,000
John F. Malloy	10,250	—	10,250
James H. Miller	9,250	—	9,250
John B. Reilly, III	8,750	—	8,750
Maura E.Topper	7,500	—	7,500
Robert L. Wiss	10,750	—	10,750

        On January 17, 2013, each of our general partner's non-employee directors received grants from the board of directors of our general partner in the amount of 174 common units, which represented the prorated portion of such non-employee directors' quarterly grant of common units for the period following our initial public offering through December 31, 2012.

Compensation Committee Interlocks and Insider Participation

        Since the closing of our initial public offering, the compensation committee of our general partner's board of directors has been comprised of John F. Malloy, James H. Miller and Warren S. Kimber, Jr., none of whom are officers or employees of our general partner or any of its affiliates.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

        As of March 22, 2013, the following table sets forth the beneficial ownership of our common and subordinated units that are owned by:

  •
  each person known by us to be a beneficial owner of more than 5% of our outstanding common units;

  •
  each director and named executive officer of our general partner; and

  •
  all of the directors and named executive officers of our general partner, as a group.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Units Beneficially Owned
Credit Suisse AG(2)	507,273	6.7%	—	—	3.4%
Lehigh Gas GP LLC(3)	—	—	—	—	—
LGC(5)(9)	—	—	2,142,110	28.5%	14.2%
Joseph V. Topper, Jr.(4)(5)(6)(7)(9)	536,245	7.1%	6,693,288	89.0%	48.0%
Energy Realty Partners, LLC(5)(9)	508,178	7.1%	1,301,843	17.3%	12.0%
Kimber Petroleum Corporation(7)(9)	—	—	1,420,563	18.9%	9.4%
Mark L. Miller	—	—	—	—	—
David F. Hrinak	—	—	—	—	—
John B. Reilly, III(8)(9)	88,929	1.2%	831,712	11.1%	6.1%
Warren S. Kimber, Jr.	5,174	*	—	—	*
Melinda B. German	—	—	—	—	—
John F. Malloy	10,174	*	—	—	*
James H. Miller	80,174	1.1%	—	—	*
Maura E. Topper	174	*	—	—	*
Robert L. Wiss	50,174	*	—	—	*
All executive officers and directors as a group (10 persons)	771,044	10.2%	7,525,000	100%	55.1%

*
Less than 1%

(1)
The address of each individual or entity named in the table above, other than Credit Suisse AG, is c/o Lehigh Gas GP LLC, 702 West Hamilton Street, Suite 203, Allentown, PA 18101.

(2)
According to a Schedule 13G filed on February 14, 2013, Credit Suisse AG beneficially owned 507,273 common units, representing 6.7% of the common units then outstanding. The address for Credit Suisse AG is Uetlibergstrasse 231, P.O. Box 900, CH 8070, Zurich, Switzerland.

(3)
Lehigh Gas GP LLC is wholly owned by LGC.

(4)
The units shown as beneficially owned by Joseph V. Topper, Jr. include units beneficially owned by entities that are controlled by Mr. Topper, including LGC, Energy Realty Partners, LLC and Kimber Petroleum Corporation. The units that are beneficially owned by Mr. Topper by way of his control of LGC, Energy Realty Partners, LLC and Kimber Petroleum Corporation are also shown as beneficially owned by those entities in the table above.

(5)
Mr. Topper, as the President, Chief Executive Officer and sole director of LGC and as a trustee of a trust that is the sole shareholder of LGC, may be deemed to have beneficial ownership of the units beneficially owned by LGC. The units beneficially owned by LGC are included in the number of units shown as beneficially owned by Mr. Topper in the table above.

(6)
Mr. Topper, as the sole manager and indirect owner of Energy Realty Partners, LLC, may be deemed to have beneficial ownership of the units beneficially owned by Energy Realty Partners, LLC. The units beneficially owned by Energy Realty Partners, LLC are included in the number of units shown as beneficially owned by Mr. Topper in the table above.

(7)
Lehigh Kimber Petroleum Corporation, as the sole stockholder of Kimber Petroleum Corporation, may be deemed to share beneficial ownership of the units beneficially owned by Kimber Petroleum Corporation. LGC, as the sole stockholder of Lehigh Kimber Petroleum Corp., may be deemed to share beneficial ownership of the units beneficially owned by Lehigh Kimber Petroleum Corp. Mr. Topper, as the President and Chief Executive Officer and sole director of LGC and as a trustee of a trust that is the sole shareholder of LGC, may be deemed to share beneficial ownership of the units beneficially owned by LGC. The units owned by LGC are included in the number of units shown as beneficially owned by Mr. Topper in the table above.

(8)
John B. Reilly, III may be deemed to share beneficial ownership of 436,255 subordinated units beneficially owned by the 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr. (the "Reilly Trust") in his capacity as one of two trustees of the Reilly Trust.

(9)
Pursuant to the contribution agreement we entered into in connection with the Offering, there may be an adjustment to the beneficial ownership of our common and subordinated units as between certain entities within the Topper Group, including LGC, Mr. Topper and/or Mr. Reilly. We do not expect these adjustments to be material and they will not affect the aggregate number of units held collectively by the Topper Group, including LGC, and Messrs. Topper and Reilly, as a group.

Securities Authorized For Issuance Under Equity Compensation Plans

        The following table summarizes information about our equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Lehigh Gas Partners LP 2012 Incentive Award Plan(1)	—	—	1,505,000

(1)
Our general partner adopted the Lehigh Gas Partners LP 2012 Incentive Award Plan on July 27, 2012 in anticipation of the completion of our initial public offering.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        As of March 22, 2013, Mr. Topper and entities controlled by him, including LGC, owned 536,245 common units and 6,693,288 subordinated units representing a 48.0% limited partner interest in us. A trust of which Mr. Topper is a trustee owns 85% of our incentive distribution rights. In addition, Mr. Topper indirectly controls our general partner through his ownership and control of LGC, which has a 100% membership interest in our general partner. As of March 22, 2013, Mr. Reilly and a trust of which Mr. Reilly is a trustee, collectively owned 88,929 common units and 831,712 subordinated units representing a 6.1% limited partner interest in us and 15% of our incentive distribution rights. Our general partner owns a non-economic general partner interest in us. Pursuant to the contribution agreement we entered into in connection with the Offering, there may be an adjustment to the beneficial ownership of our common and subordinated units as between certain entities within the Topper Group, including LGC, Mr. Topper and/or Mr. Reilly. We do not expect these adjustments to be material and they will not affect the aggregate number of units held collectively by the Topper Group, including LGC, and Messrs. Topper and Reilly, as a group.

        The terms of the transactions and agreements disclosed in this section were determined by and among affiliated entities and, consequently, are not the result of arm's length negotiations. Such terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms which could have been obtained from unaffiliated third parties.

Distributions and Payments to LGC and our General Partner and Certain Related Parties

        The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates, including Mr. Topper, LGC and certain related parties, in connection with our formation and ongoing operation and distributions and payments that would be made by us if we were to liquidate in accordance with the terms of our partnership agreement.

Formation Stage

Consideration received by our general partner and its affiliates, including LGC and its affiliates, Mr. Topper, Mr. Reilly and a trust of which John B. Reilly, III is a trustee, for the contribution of their assets

•

7,525,000 subordinated units;

•

the incentive distribution rights;

•

a distribution of $36.7 million of the net proceeds from our initial public offering to LGC and its affiliates; and

•

a payment of $13.0 million to entities owned by adult children of Warren S. Kimber, Jr., a director of our general partner, as consideration for the cancellation of mandatorily redeemable preferred equity of the predecessor owned by these entities and to pay these entities for accrued but unpaid dividends on the mandatorily redeemable preferred equity.

Operational Stage

Distributions to our general partner, LGC and its affiliates, Messrs. Topper and Reilly and a trust of which Mr. Reilly is a trustee	We will generally make cash distributions 100.0% to the unitholders, including LGC and its affiliates, Messrs. Topper and Reilly and a trust of which Mr. Reilly is a trustee.
Assuming we have sufficient cash available for distribution to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, LGC and its affiliates, Messrs. Topper and Reilly and a trust of which Mr. Reilly is a trustee would receive an annual distribution of $14.3 million, collectively, on their common units and subordinated units.
If distributions exceed the minimum quarterly distribution and other higher target levels, the holders of the incentive distribution rights are entitled to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target level.
Payments to our general partner and its affiliates
We pay LGC a management fee, which is an amount equal to (1) $420,000 per month plus (2) $0.0025 for each gallon of motor fuel we distribute per month for management, administrative and operating services for us. We reimburse our general partner and LGC for all out-of-pocket third-party expenses they incur and payments they make on our behalf. Our general partner determines in good faith the expenses that are allocable to us.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our general partner, is entitled to receive liquidating distributions according to their particular capital account balances.

Ownership of Our General Partner

        LGC, which is owned solely by Mr. Topper, owns all of the membership interests in our general partner.

Agreements with Affiliates

        On October 30, 2012, in connection with the closing of our initial public offering, we entered into certain agreements with the LGC, its affiliates and LGO as described in more detail below.

  Omnibus Agreement

        On October 30, 2012, in connection with the closing of our initial public offering, we and our general partner entered into an omnibus agreement with LGC, LGO, and for limited purposes, Mr. Topper.

        Management Services and Term.    Pursuant to the omnibus agreement, LGC provides us and our general partner with management, administrative and operating services. These services include accounting, tax, corporate record keeping and communication, legal, financial reporting, internal audit support, compliance, maintenance of internal controls, environmental compliance and remediation management oversight, treasury, tax reporting, information technology and other administrative staff functions, and the arrangement of administration of insurance programs. As a partnership without employees, LGC provides us with personnel necessary to carry out the services to be provided under the omnibus agreement and any other services necessary to operate our business. We do not have any obligation to compensate the officers of our general partner or employees of LGC. The initial term of the omnibus agreement is four years and will automatically renew for additional one year terms unless any party provides written notice to the other parties 180 days prior to the end of the term of the omnibus agreement. We have the right to terminate the agreement at any time during the initial term upon 180 days' prior written notice.

        Fees and Reimbursements.    We pay LGC a management fee, which is an amount equal to (1) $420,000 per month plus (2) $0.0025 for each gallon of motor fuel we distribute per month. In addition, and subject to certain restrictions on LGC's ability to incur third-party fees, costs, taxes and expenses, we reimburse LGC and our general partner for all reasonable out-of-pocket third-party fees, costs, taxes and expenses incurred by LGC or our general partner on our behalf in connection with providing the services required to be provided by LGC under the omnibus agreement. Examples of these types of fees, costs, taxes and expenses, include:

  •
  legal, accounting and other fees and expenses associated with being a public company;

  •
  expenses related to our financings, mergers, acquisitions or dispositions of assets, and other similar transactions;

  •
  expenses related to insurance coverage for our assets or operations;

  •
  sales, use, excise, value added or similar taxes with respect to the services provided by LGC to us; and

  •
  remediation costs or expenses incurred in connection with our environmental liabilities and third-party claims that are based on environmental conditions that arise at our sites following the closing of our initial public offering; and

  •
  costs or expenses incurred in connection with environmental compliance, including but not limited to, storage tank compliance and registration, as well as monitoring and oversight expenses.

        Review of Management Fee.    At the end of each calendar year, we have the right to submit to LGC a proposal to reduce the amount of the management fee for such year if we believe that the services performed by LGC do not justify payment of the amount of management fees paid by us for such year. In addition, LGC has the right, at the end of each calendar year, to submit to us a proposal to increase the amount of the management fee for such year if LGC believes that the services performed by LGC justify an increase in the management fee. If any such proposal is submitted, we will negotiate with LGC to determine if the management fee for such year should be reduced or increased, and, if so, the amount of such reduction or increase. In addition, upon a material change in our structure or our business, the conflicts committee of our general partner will review the management fee. If the conflicts committee determines that, based on a change in our structure or our business, the management fee should be modified or otherwise altered, we will negotiate with LGC to determine the appropriate modification or alteration of the management fee.

        General Indemnification; Limitation of Liability.    Pursuant to the omnibus agreement, we are required to indemnify LGC for any liabilities incurred by LGC attributable to the management, administrative and operating services provided to us under the agreement, other than liabilities resulting from LGC's bad faith or willful misconduct. In addition, LGC is required to indemnify us for any liabilities we incur as a result of LGC's bad faith or willful misconduct in providing management, administrative and operating services under the omnibus agreement. Other than indemnification claims based on LGC's bad faith or willful misconduct, LGC's liability to us for services provided under the omnibus agreement cannot exceed $5,000,000 in the aggregate.

        Environmental Indemnification by LGC.    Pursuant to the omnibus agreement, LGC is required to indemnify us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence at our predecessor's sites prior to the closing of our initial public offering. LGC is the beneficiary of escrow accounts created to cover the cost to remediate certain environmental conditions. In addition, LGC maintains insurance policies to cover environmental liabilities and/or, where available, participates in state programs that may also assist in funding the costs of environmental investigation and remediation.

        Under the omnibus agreement, LGC is required to name us as an additional insured under its environmental insurance policies, except for certain remediation cost containment policies. As an additional insured under these insurance policies, we have the right to directly seek coverage from the insurance companies for claims under these policies. To the extent LGC or its successors fail to do so, we have the right under the omnibus agreement to compel LGC or its successors to access the escrow accounts and/or its remediation cost containment policies for purposes of covering the costs to satisfy its indemnification obligations under the omnibus agreement.

        Environmental Indemnification of LGC.    Other than with respect to liabilities resulting from LGC's bad faith or willful misconduct, we are required to indemnify LGC for any costs or expenses it incurs in connection with environmental liabilities and third-party claims that are based on environmental conditions that arise at our sites following the closing of our initial public offering. We maintain insurance policies with insurers in amounts and with coverage and deductibles as our general partner believes are reasonable and prudent to cover environmental liabilities and third-party claims that are based on environmental conditions that arise at our sites following the closing of our initial public offering. However, we cannot assure you that this insurance is adequate to protect us from all material expenses related to potential environmental liabilities or that these levels of insurance are available in the future at economical prices. Under the omnibus agreement, we are required, where permitted under our insurance policies, to name LGC as an additional insured under these policies.

        Tax Indemnification by LGC.    Pursuant to the omnibus agreement, LGC is required to indemnify us for any costs or expenses that we incur for federal, state and local income tax liabilities attributable to the ownership and operation prior to the closing of our initial public offering of the assets and subsidiaries that were contributed to us in connection with our initial public offering, excluding any federal, state and local income taxes reserved for in our financial statements in connection therewith. This indemnification obligation survives until the 60th day following the expiration of the applicable statute of limitations.

        Title Indemnification by LGC.    Pursuant to the omnibus agreement, LGC is required to indemnify us for any costs or expenses that we incur for losses resulting from defects in title to the assets contributed or sold to us in connection with the transactions entered into in connection with our initial public offering and any failure to obtain, prior to the time they were contributed to us, certain consents and permits necessary to conduct our business.

        Rights of First Refusal; Rights of First Offer.    The omnibus agreement also provides that Mr. Topper, LGC and LGO agree, and are required to cause their controlled affiliates to agree, for so long as Mr. Topper, LGC and LGO, or their controlled affiliates, individually or as part of a group, control our general partner, that if Mr. Topper, LGC and LGO or any of their controlled affiliates has the opportunity to acquire assets used, or a controlling interest in any business primarily engaged, in the wholesale motor fuel distribution or retail gas station operation businesses, then Mr. Topper, LGC and LGO, or their controlled affiliates, will offer such acquisition opportunity to us and give us a reasonable opportunity to acquire, at a price equal to the purchase price paid or to be paid by Mr. Topper, LGC and LGO, or their controlled affiliates, plus any related transaction costs and expenses incurred by Mr. Topper, LGC and LGO, or their controlled affiliates, such assets or business either before Mr. Topper, LGC and LGO, or their controlled affiliates, acquire such assets or business or promptly after the consummation of such acquisition by Mr. Topper, LGC and LGO, or their controlled affiliates. Our decision to acquire or not acquire any such assets or businesses requires the approval of the conflicts committee of the board of directors of our general partner. Any assets or businesses that we do not acquire pursuant to the right of first refusal may be acquired and operated by Mr. Topper, LGC and LGO or its controlled affiliates.

        The omnibus agreement also provides that Mr. Topper, LGC and LGO agree, and are required to cause their controlled affiliates to agree, for so long as Mr. Topper, LGC and LGO, or their controlled affiliates, individually or as part of a group, control our general partner, to notify us of their desire to sell any of their assets or businesses if Mr. Topper, LGC and LGO, or any of their controlled affiliates, decides to attempt to sell (other than to another controlled affiliate of Mr. Topper, LGC or LGO) any assets used, or any interest in any business primarily engaged, in the wholesale motor fuel distribution or retail gas station operation businesses, to a third party. Prior to selling such assets or businesses to a third party, Mr. Topper, LGC and LGO are required to negotiate with us exclusively and in good faith for a reasonable period of time in order to give us an opportunity to enter into definitive documentation for the purchase and sale of such assets or businesses on terms that are mutually acceptable to Mr. Topper, LGC and LGO, or their controlled affiliates, and us. If we and Mr. Topper, LGC and LGO, or their controlled affiliates, have not entered into a letter of intent or a definitive purchase and sale agreement with respect to such assets or businesses within such period, Mr. Topper, LGC and LGO, and their controlled affiliates, have the right to sell such assets or businesses to a third party following the expiration of such period on any terms that are acceptable to Mr. Topper, LGC and LGO, or their controlled affiliates, and such third party. Our decision to acquire or not to acquire assets or businesses pursuant to this right requires the approval of the conflicts committee of the board of directors of our general partner. This right of first offer does not apply to the sale of any assets or interests that the Topper Group owned at the closing of the Offering that were not contributed to us in connection with the Offering.

  LGO Lease Agreements

        We have entered, and intend to continue to enter into, lease agreements with LGO pursuant to which LGO, as applicable, leases or subleases from us sites in order to operate the retail operations at our sites. The terms of the each lease agreements are typically 15 years and LGO has the right under the lease agreements to extend each lease for two additional five-year terms. The leases with LGO are typically modified triple-net leases under which LGO is responsible for all expenses that arise from the use of the site, including, but not limited to, taxes, insurance, maintenance and repair costs, other than expenses related to the maintenance, repair and replacement of the underground storage tanks. We typically have the right to terminate leases with LGO upon providing LGO with 180 days prior written notice and reimbursing LGO for all unamortized capital expenses incurred by LGO in connection with the leased site. The leases typically contain cross-default provisions with the wholesale supply agreement and each other lease agreement with LGO. The rent under these leases, and any additional leases, may be less favorable to us than the terms that we could have obtained from unaffiliated third parties. In addition, for a site we sub-lease to LGO, the rent we receive from LGO may not be sufficient to cover our annual lease obligations for this site.

  LGO Wholesale Supply Agreement

        In connection with the closing of our initial public offering, we entered into a wholesale supply agreement with LGO pursuant to which we wholesale distribute motor fuels to LGO. The term of the wholesale supply agreement is 15 years. We have the right to impose the brand of fuel that is distributed to LGO under the wholesale supply agreement. Pursuant to the wholesale supply agreement, LGO is required to purchase all motor fuels from us. There are no minimum volume requirements that LGO is required to satisfy. We charge LGO the DTW prices for each grade of product in effect at the time title to the product passes to LGO. The conflicts committee of our general partner shall, no less than annually, review the DTW prices charged to LGO to ensure that the prices are not below reasonable market rates charged to similarly situated or otherwise comparable third-party sites over a representative period of time. We have a right of first refusal in connection with any proposed transfer by LGO of its interest in the wholesale supply agreement. The wholesale supply agreement contains cross-default provisions with each lease agreement with LGO.

  Contribution Agreement

        In connection with the closing of our initial public offering, we entered into a contribution agreement that effected the transactions, and the use of the net proceeds, related to our initial public offering. The contribution agreement was not the result of arm's-length negotiations, and it, or any of the transactions that it provides for, may not have been effected on terms at least as favorable to the parties to this agreement as could have been obtained from unaffiliated third parties. All of the transaction expenses incurred in connection with these transactions were paid from the proceeds of our initial public offering.

Review, Approval and Ratification of Related Person Transactions

        The board of directors of our general partner has adopted a Code of Ethics that provides that the board of directors of our general partner or its authorized committee will periodically review all related person transactions that are required to be disclosed under SEC rules and, when appropriate, initially authorize or ratify all such transactions. In the event that the board of directors of our general partner or its authorized committee considers ratification of a related person transaction and determines not to so ratify, the Code of Ethics provides that our management will make all reasonable efforts to cancel or annul the transaction.

        The Code of Ethics provides that, in determining whether or not to recommend the initial approval or ratification of a related person transaction, the board of directors of our general partner or its authorized committee should consider all of the relevant facts and circumstances available, including (if applicable) but not limited to: (i) whether there is an appropriate business justification for the transaction; (ii) the benefits that accrue to us as a result of the transaction; (iii) the terms available to unrelated third parties entering into similar transactions; (iv) the impact of the transaction on a director's independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director or an immediately family member of a director is a partner, shareholder, member or executive officer); (v) the availability of other sources for comparable products or services; (vi) whether it is a single transaction or a series of ongoing, related transactions; and (vii) whether entering into the transaction would be consistent with the Code of Ethics.

        On December 31, 2012, Mr. Topper purchased Synergy Environmental Inc. ("Synergy"). Prior to the purchase, Synergy served as the Predecessor Entity's independent environmental consultants. Synergy will continue to provide environmental consulting services to the Partnership. For the year ended December 31, 2012, the Predecessor Entity incurred Synergy costs of approximately $0.6 million for environmental consulting services. Future annual costs for the Partnership will be dependent on the nature and extent of the environmental consulting services performed (for example, our future acquisition activity). For the period October 31, 2012 through December 31, 2012, the Partnership did not incur any Synergy related costs. The purchase of Synergy was approved by the conflicts committee of the board of directors of the general partner.

Director Independence

        For a discussion of the independence of the board of directors of our general partner, please see "Item 10—Directors, Executive Officers and Corporate Governance—Management."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The audit committee of the board of directors of our general partner selected Grant Thornton LLP, or Grant Thornton, an independent registered public accounting firm, to audit our consolidated and predecessor combined financial statements for the year ended December 31, 2012. The audit committee's charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to this Annual Report on Form 10-K for the year ended December 31, 2012 were approved by the audit committee.

        The following table summarizes the aggregate Grant Thornton fees that were allocated to us and our predecessor for independent auditing, tax and related services for each of the last two fiscal years (in thousands):

	2012	2011
Audit fees(1)	$844.7	$1,698.8
Audit-related fees(2)	n/a	n/a
Tax fees(3)	$—	$—
All other fees(4)	n/a	n/a
Total	$844.7	$1,698.8

(1)
Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. All of the audit fees related to our initial public offering.

(2)
Audit-related fees represent amounts billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews. No such services were rendered by Grant Thornton during the years ended December 31, 2012 and 2011.

(3)
Tax fees represent amounts billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice, and tax planning.

(4)
All other fees represent amounts billed in each of the years presented for services not classifiable under the other categories listed in the table above. No such services were rendered by Grant Thornton during the years ended December 31, 2012 and 2011.

Audit Committee Approval of Audit and Non-audit Services

        The audit committee of the board of directors of our general partner has adopted a pre-approval policy with respect to services which may be performed by Grant Thornton. This policy lists specific audit-related services as well as any other services that Grant Thornton is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional audit committee authorization. The audit committee receives quarterly reports on the status of expenditures pursuant to the pre-approval policy. The audit committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre-approval by the audit committee prior to engagement.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

        Documents filed as part of the Report:

  (1)
  Financial Statements:

    See Index to Financial Statements and Supplementary Data in Item 8 of this Report.

  (2)
  Financial Statement Schedules:

    The following Financial Statement Schedules are included herein:

      Schedule II—Valuation and Qualifying Accounts

      All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.

      The financial statements included in this annual report are listed under "Item 8. Financial Statements and Supplementary Data." All exhibits filed with this annual report are listed in (3) below.

  (3)
  Exhibits:

    The exhibit index attached hereto is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lehigh Gas Parters LP
	By:	Lehigh Gas GP LLC its general partner
Dated: March 28, 2013	By:	/s/ JOSEPH V. TOPPER, JR. Joseph V. Topper, Jr. Chairman of the Board of Directors, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March XX, 2013.

Signature	Title

/s/ JOSEPH V. TOPPER, JR. Joseph V. Topper, Jr.	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)
/s/ MARK L. MILLER Mark L. Miller	Chief Financial Officer (Principal Financial Officer)
/s/ JAMES J. DEVLIN, JR. James J. Devlin, Jr.	Corporate Controller & Chief Accounting Officer (Principal Accounting Officer)
/s/ MELINDA B. GERMAN Melinda B. German	Director
/s/ WARREN S. KIMBER, JR. Warren S. Kimber, Jr.	Director
/s/ JOHN F. MALLOY John F. Malloy	Director

Signature	Title

/s/ JAMES H. MILLER James H. Miller	Director
/s/ JOHN B. REILLY, III John B. Reilly, III	Director
/s/ MAURA E. TOPPER Maura E. Topper	Director
/s/ ROBERT L. WISS Robert L. Wiss	Director

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet at December 31, 2012, for Lehigh Gas Partners LP and Combined Balance Sheet for Lehigh Gas Entities (Predecessor) at December 31, 2011	F-3

Consolidated Statement of Operations for Lehigh Gas Partners LP for the Period from October 31, 2012 to December 31, 2012, and Combined Statements of Operations for Lehigh Gas Entities (Predecessor) for the Period from January 1, 2012 to October 30, 2012, and for the years ended December 31, 2011 and 2010

F-4
Consolidated Statement of Partner's Capital and Comprehensive Loss for Lehigh Gas Partners LP for the Period from October 31, 2012 to December 31, 2012	F-5

Combined Statements of Owner's Deficit and Comprehensive (Loss) Income for Lehigh Gas Entities (Predecessor) for the Period from January 1, 2012 to October 30, 2012, and for the years ended December 31, 2011 and 2010

F-6

Consolidated Statement of Cash Flows for Lehigh Gas Partners LP for the Period from October 31, 2012 to December 31, 2012, and Combined Statement of Cash Flows for Lehigh Gas Entities (Predecessor) for the Period from January 1, 2012 to October 30, 2012, and for the years ended December 31, 2011 and 2010

F-7
Notes to Consolidated and Combined Financial Statements	F-9
Financial Statement Schedule—Schedule II	F-57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
General Partner and Limited Partners of Lehigh Gas Partners LP

        We have audited the accompanying consolidated balance sheet of Lehigh Gas Partners LP (a Delaware Limited Partnership) as of December 31, 2012 and the related consolidated statements of operations, partners' capital and comprehensive loss and cash flows for the period from October 31, 2012 to December 31, 2012. We have also audited the accompanying combined balance sheet of Lehigh Gas Entities and affiliated entities under common control (collectively "Predecessor Entity") as of December 31, 2011, and the related combined statements of operations, owners' deficit and comprehensive income (loss) and cash flows for the period from January 1, 2012 to October 30, 2012 and for the years ended December 31, 2011 and 2010. Our audits of the basic consolidated and combined financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements are the responsibility of the Partnership's and Predecessor Entity's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership and Predecessor Entity are not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Predecessor Entity or the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lehigh Gas Partners LP as of December 31, 2012, and the results of their operations and their cash flows for the period from October 31, 2012 to December 31, 2012 and the combined financial statements referred to above present fairly, in all material respects, the financial position of Lehigh Gas Entities and affiliated entities under common control as of December 31, 2011, and the results of their operations and their cash flows for the period from January 1, 2012 to October 30, 2012 and for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1, certain entities that comprise the Predecessor Entity had been previously included in combined financial statements with other affiliated entities not part of the Predecessor Entity.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 28, 2013

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

CONSOLIDATED AND COMBINED BALANCE SHEETS

(Amounts in thousands, except unit data)

	Consolidated Lehigh Gas Partners LP as of December 31, 2012	Combined Lehigh Gas Entities (Predecessor) as of December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$4,768	$2,082
Accounts receivable, less allowance for doubtful accounts of $0 and $37 at December 31, 2012 and 2011, respectively	3,700	5,766
Accounts receivable from affiliates	8,112	5,854
Inventories	—	1,247
Environmental indemnification asset—current portion	591	6,418
Notes receivable	64	675
Assets held for sale	1,615	743
Other current assets	2,083	5,197

Total current assets	20,933	27,982

Property and equipment, net	243,022	202,393
Intangibles assets, net	35,602	12,379
Goodwill	5,636	4,487
Environmental indemnification asset—noncurrent portion	586	16,063
Notes receivable	—	1,350
Deferred financing fees, net and other assets	10,031	6,482

Total assets	$315,810	$271,136

Liabilities and partners' capital / owners' deficit (Predecessor)
Current liabilities:
Current portion of debt, net of discount	$—	$7,757
Current portion of financing obligations	2,187	5,294
Accounts payable	14,238	13,166
Fuel taxes payable	9,455	7,777
Income taxes payable	342	—
Environmental reserve—current portion	591	6,418
Liabilities of operations held for sale	—	183
Accrued expenses and other current liabilities	3,299	3,920

Total current liabilities	30,112	44,515

Long-term portion of debt, net of discount of $0 and $2,547 at December 31, 2012 and 2011, respectively	183,751	177,529
Long-term portion of financing obligations	73,793	41,150
Mandatorily redeemable preferred equity	—	12,000
Environmental reserve—noncurrent portion	586	19,401
Other long-term liabilities	13,023	9,228

Total liabilities	301,265	303,823

Commitments and contingencies (Note 19)
Owners deficit (Predecessor Entity)	—	(32,687)
Partners' capital:
Limited Partners' Interest
Common unitholders—public (6,900,000 units issued and outstanding at December 31, 2012)	125,093	—
Common unitholders—affiliates (625,000 units issued and outstanding at December 31, 2012)	(42,399)	—
Subordinated unitholders—affiliates (7,525,000 units issued and outstanding at December 31, 2012)	(68,149)	—
General Partner's Interest	—	—

Total partners' capital and owners' deficit (Predecessor)	14,545	(32,687)

Total liabilities and partners' capital and owners' deficit (Predecessor)	$315,810	$271,136

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Amounts in thousands, except unit and per unit data)

	Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2011	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2010
Revenues:
Revenues from fuel sales	$161,319	$935,241	$1,236,644	$841,204
Revenues from fuel sales to affiliates	145,168	621,139	365,106	329,974
Rental income	1,950	10,336	12,633	11,792
Rental income from affiliates	3,228	5,708	7,792	7,169
Revenues from retail merchandise and other	—	14	1,389	1,939

Total revenues	311,665	1,572,438	1,623,564	1,192,078
Costs and Expenses:
Cost of revenues from fuel sales	156,815	914,221	1,204,440	815,221
Cost of revenues from fuel sales to affiliates	139,736	609,371	359,005	324,963
Cost of revenues for retail merchandise and other	—	—	1,066	1,774
Rent expense	2,045	9,563	9,402	6,422
Operating expenses	541	4,734	6,608	4,173
Depreciation and amortization	2,551	13,773	11,996	11,998
Selling, general and administrative expenses	9,676	9,811	12,709	13,099
(Gain) loss on sale of assets	(471)	(3,119)	(3,188)	272

Total costs and operating expenses	310,893	1,558,354	1,602,038	1,177,922

Operating income	772	14,084	21,526	14,156
Interest expense, net	(1,926)	(11,369)	(12,082)	(15,691)
(Loss) gain on extinguishment of debt	—	(571)	—	1,200
Other income, net	140	661	1,245	1,904

(Loss) income from continuing operations before income taxes	(1,014)	2,805	10,689	1,569
Income tax expense from continuing operations	342	—	—	—
Income (loss) from discontinued operations	—	309	(779)	(6,599)

Net (loss) income	$(1,356)	$3,114	$9,910	$(5,030)

Limited partners' interest in net loss from continuing operations	$(1,356)	n/a	n/a	n/a
Net loss allocated to common units	$(678)
Net loss allocated to subordinated units	$(678)
Net loss per common unit—basic and diluted	$(0.09)
Net loss per subordinated unit—basic and diluted	$(0.09)
Weighted average limited partners' units outstanding—basic and diluted
Common units	7,525,000
Subordinated units	7,525,000

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

Lehigh Gas Partners LP

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL AND COMPREHENSIVE LOSS

(Amounts in thousands, except unit data)

	Limited Partners' Interest
	Common Unitholders— Public		Common Unitholders— Affiliates		Subordinated Unitholders— Affiliates
							General Partner's Interest Dollars
								Partners' Capital
Period from October 31, 2012 to December 31, 2012	Units	Dollars	Units	Dollars	Units	Dollars
Initial capitalization upon formation of Partnership	—	$—	—	$1	—	$—	—	$1
Contribution of certain assets, liabilities, and equity interests from Predecessor	—	—	625,000	$(5,604)	7,525,000	$(67,471)	—	$(73,075)
Offering proceeds of initial public offering and overallotment exercise, net of underwriters discount, structuring fee and related costs	6,900,000	125,715	—	—	—	—	—	125,715
Net loss and comprehensive loss	—	(622)	—	(56)	—	(678)	—	(1,356)
Distributions to unitholders	—	—	—	(36,740)	—	—	—	(36,740)

Balance, December 31, 2012	6,900,000	$125,093	625,000	$(42,399)	7,525,000	$(68,149)	$—	$14,545

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

Lehigh Gas Entities (Predecessor)

COMBINED STATEMENTS OF OWNER'S DEFICIT AND COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

Owner's Deficit
Balance, January 1, 2010	$(21,292)
Net loss and comprehensive loss	(5,030)
Issuance of preferred interests	20,124
Conversion of convertible note into owners' equity	6,963
Repurchase of equity interests	(2,366)
Distributions to owners	(26,577)

Balance, December 31, 2010	$(28,178)
Net income and comprehensive income	9,910
Contributions from owners	4,374
Distributions to owners	(18,793)

Balance, December 31, 2011	$(32,687)
Period from January 1, 2012 to October 30, 2012
Net income and comprehensive income	3,114
Contributions from owners	3,746
Distributions to owners	(7,670)

Balance, October 30, 2012	$(33,497)

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2011	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2010
Cash Flows From Operating Activities
Net (loss) income	$(1,356)	$3,114	$9,910	$(5,030)
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	2,551	13,823	12,153	13,540
Accretion of interest	4	334
Amortization of debt discount	—	642	678	1,499
Amortization of deferred financing fees	409	486	662	844
Amortization of below market leases	(29)	(146)	(199)	(245)
(Gain) loss on change in fair value of derivative instruments	—	(354)	(1,334)	529
Loss (gain) on extinguishment of debt	—	571	—	(1,200)
(Gain) loss on disposal of assets	(471)	(3,356)	(2,648)	7,952
Changes in operating assets and liabilities:
Accounts receivable	12,850	5,015	(1,953)	197
Accounts receivable from affiliates	(6,720)	(28,061)	(409)	9,244
Inventories	—	1,049	108	84
Environmental indemnification asset	—	3,795	2,302	2,248
Other current assets	(503)	(1,038)	(1,470)	(692)
Other assets	(542)	(246)	98	(193)
Accounts payable	(3,207)	6,355	1,001	2,144
Fuel taxes payable	(519)	2,197	(881)	1,527
Accrued expenses and other current liabilities	(671)	2,490	900	(1,077)
Income taxes payable	342	—	—	—
Environmental reserves	—	(3,929)	(6,485)	(2,674)
Other long-term liabilities	1,111	1,417	(873)	2,195

Net cash provided by operating activities	3,249	4,158	11,560	30,892

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	3,704	4,012	16,071	19,045
Issuance of notes receivable	—	—	(2,700)	—
Principal payments on notes receivable	10	690	4,275	—
Purchase of property and equipment	(260)	(1,729)	(2,772)	(2,401)
Cash paid in connection with acquisitions, net of cash acquired	(75,523)	(500)	(33,749)	(2,126)

Net cash (used in) provided by investing activities	(72,069)	2,473	(18,875)	14,518

Cash Flows From Financing Activities
Borrowings under credit facility	183,751	—	—	—
Proceeds from long term debt	—	15,568	31,038	148,443
Repayment of long term debt	(182,911)	(20,673)	(17,493)	(183,774)
Redemption of mandatorily redeemable preferred equity	(12,000)	—	—	—
Proceeds from issuance of common units, net	125,715	—	—	—
Proceeds from financing obligations	—	—	21,716	14,722
Repayment of financing obligations	(151)	(623)	(11,669)	(3,037)
Repurchase of equity interests	—	—	—	(1,043)
Issuance of notes payable	—	—	—	1,323
Payments on notes payable	—	—	(1,323)	—
Payment of deferred financing fees	(4,076)	(117)	(1,441)	(4,531)
Advances from affiliates	—	2,532	—	—
Contributions from owners	—	3,746	4,374	9,140
Distributions to partners	(36,740)	(7,670)	(18,793)	(23,986)

Net cash provided by (used in) financing activities	73,588	(7,237)	6,409	(42,743)

Net increase (decrease) in cash and cash equivalents	4,768	(606)	(906)	2,667

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2011	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2010
Cash and Cash Equivalents
Beginning of period	—	2,082	2,988	321

End of period	$4,768	$1,476	$2,082	$2,988

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,355	$11,134	$12,150	$13,271

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash contributions from owners	—	—	—	10,984
Noncash distributions to owners	—	—	—	(2,591)
Non-cash assets and liabilities from Getty Capital Lease Obligations and Asset Retirement Obligations
Total assets	4,823	33,930	—	—
Total liabilities	(4,823)	(33,930)	—	—
Non-cash assets and liabilities from Capital Lease Obligations
Total assets	—	1,313	—	—
Total liabilities	—	(1,313)	—	—
Non-cash expiry of Lease Finance Obligations—Call	—	3,375	—	—
Non-cash transfer of assets and liabilities from Kwik Pik Ohio LLC to Lehigh Gas Ohio LLC
Total assets	—	588	—	—
Total liabilities	—	(588)	—	—

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

1. Organization and Basis of Presentation

        The consolidated financial statements are comprised of Lehigh Gas Partners LP ("the Partnership") which is a Delaware limited partnership, and its consolidated subsidiaries, formed in December 2011 by Lehigh Gas GP LLC, a Delaware limited liability corporation, also formed in December 2011, to act as the general partner to the Partnership (the "General Partner"). The Partnership engages in the wholesale distribution of motor fuels, consisting primarily of gasoline and diesel fuel, and owns and leases real estate used in the retail distribution of motor fuels.

        On May 11, 2012, the Partnership filed with the Securities and Exchange Commission ("SEC") a Registration Statement on Form S-1, which was declared effective on October 24, 2012, and on October 25, 2012, began trading on the New York Stock Exchange under the symbol "LGP" (NYSE:LGP). On October 30, 2012 (the "Closing Date"), the Partnership completed its initial public offering ("IPO") of a total of 6,000,000 common units representing limited partner interests ("Common Units"), and on November 9, 2012, issued an additional 900,000 Common Units pursuant to the full exercise of the underwriters of their over-allotment option (the "Offering").

        References in these combined financial statements to "the Predecessor", or "Predecessor Entity", refer to the portion of the business of Lehigh Gas Entities, or "LGC," and its subsidiaries and affiliates under common control (Energy Realty OP LP, EROP-Ohio Holdings, LLC, Lehigh-Kimber Petroleum Corporation, Lehigh-Kimber Realty, LLC, Kwik Pik-Ohio LLC and Kwik Pik Realty-Ohio LLC) that were contributed to the Partnership in connection with the Offering (the "Contributed Assets"). All of the Contributed Assets were recorded at historical costs as this transaction was considered to be a reorganization of entities under common control. The Partnership issued Common Units and Subordinated Units to the shareholders, or their assigns, of the Predecessor Entity in consideration of their transfer of the Contributed Assets to the Partnership.

        Accordingly, the accompanying consolidated and combined financial statements are presented in accordance with SEC requirements for predecessor financial statements, which include the financial results of both the Partnership and the Predecessor Entity. The results of operations contained in the consolidated financial statements for the Partnership include the period from October 31, 2012 through December 31, 2012, and the period from January 1, 2012 through October 30, 2012, and for the years ended December 31, 2011 and 2010 for the combined financial statements for the Predecessor Entity. The consolidated balance sheet as of December 31, 2012, presents the financial position of the Partnership only.

        The audited consolidated financial statements include the accounts of the Partnership and all of its subsidiaries. The Partnership's primary operations are conducted by the following consolidated wholly owned subsidiaries:

  •
  Lehigh Gas Wholesale, LLC, a Delaware limited liability company, distributing motor fuels.

  •
  LGP Realty Holdings, LP, a Delaware limited partnership acting as the property holding company of the Partnership.

  •
  Lehigh Gas Wholesale Services, Inc., a Delaware corporation which owns and leases real estate (or leases and sub-leases), including personal property, used in the retail distribution of motor fuels as well as provides maintenance and other services to lessee dealers and other customers (including LGO).

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

1. Organization and Basis of Presentation (Continued)

        As a result of the contribution of the Contributed Assets in connection with the Offering, the Partnership is engaged in substantially the same business and revenue generating activities as the Predecessor Entity, principally: (i) distributing motor fuels (using unrelated third-party transportation services providers)—on a wholesale basis to sub-wholesalers, independent dealers, third parties that operate sites owned or leased by the Partnership that are, in turn, leased to the third party ("Lessee Dealers"), related entities, and others, and (ii) ownership or lease of locations and, in turn, generating rental income from the lease or subleases of the locations to third-party or related party operators.

2. Initial Public Offering

        On October 24, 2012, the Partnership's Registration Statement was declared effective by the SEC, and on October 25, 2012, the Partnership's Common Units began trading on the New York Stock Exchange (NYSE: LGP).

        On the Closing Date, the Partnership completed its Offering of 6,000,000 Common Units at a price of $20.00 per unit, and on November 9, 2012, issued an additional 900,000 Common Units at a price of $20.00 per unit pursuant to the full exercise by the Underwriters of their over-allotment option. The Partnership received net proceeds of $125.7 million from the sale, net of underwriting discounts and structuring fees and $2.6 million of Offering expenses. Of this amount, the proceeds from the over-allotment option of approximately $16.7 million were distributed to Joseph V. Topper Jr., the Chairman of the board of directors and Chief Executive Officer of the General Partner of the Partnership, and to certain of Mr. Topper's affiliates and family trusts, and to John B. Reilly, III, a member of the board of directors of the General Partner of the Partnership. The net proceeds retained by the Partnership were applied to (a) the repayment of approximately $57.8 million of indebtedness outstanding under the New Credit Facility (as defined herein), which was drawn on the Closing Date and applied on that date to the repayment in full of the indebtedness then outstanding under the Predecessor Entity's prior credit facility; (b) the repayment in full of $14.3 million aggregate principal amount in outstanding mortgage notes; (c) the payment of $13.0 million (inclusive of a $1.0 million termination fee) to entities owned by adult children of Warren S. Kimber, Jr., a director of the General Partner, as consideration for the cancellation of mandatorily redeemable preferred equity of the Predecessor owned by these entities and to pay these entities for accrued but unpaid dividends on the mandatorily redeemable preferred equity of $0.5 million; (d) the distribution of an aggregate of $20.0 million cash to certain of the Topper Group Parties (as defined herein) as reimbursement for certain capital expenditures made by the Topper Group Parties with respect to the assets they contributed, and/or consideration for the purchase of all of the assets of one or more of the entities contributed to the Partnership in connection with the Offering.

Contribution Agreement

        In connection with the closing of the Offering, pursuant to an agreement with the Selected Lehigh Gas Entities, the Selected Lehigh Gas Entities contributed certain assets, liabilities, operations and/or equity interests (the "Contributed Assets") to the Partnership. In consideration of the Contributed Assets, the Partnership issued and/or distributed to the Selected Lehigh Gas Entities an aggregate: 625,000 Common Units, representing 8.3% of the Common Units outstanding, and 7,525,000

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

2. Initial Public Offering (Continued)

Subordinated Units, representing 100.0% of the Subordinated Units outstanding, which comprise in the aggregate 54.2% of the total Common Units and Subordinated Units outstanding.

        The following is a summary of the Contributed Assets (in thousands):

Accounts receivable	$16,550
Property, plant & equipment, net	194,194
Other intangibles, net	10,180
Goodwill	4,043
Prepaid and other assets	7,044

Total assets contributed	232,011

Accounts payable	17,445
Fuel taxes payable and other accrued expenses	11,152
Debt(1)	182,911
Mandatorily redeemable preferred stock(1)	13,000
Lease financing obligations	71,401
Other long-term liabilities	9,177

Total liabilities contributed	305,086

Net total liabilities contributed	$73,075

(1)
Subsequently paid off with proceeds from the Offering

Omnibus Agreement

        On October 30, 2012, in connection with the closing of the Offering, the Partnership entered into an Omnibus Agreement (the "Omnibus Agreement") by and among the Partnership, the General Partner, LGC, Lehigh Gas-Ohio Holdings LLC ("LGO") and, for limited purposes, Joseph V. Topper, Jr. ("Topper"). Topper is the Chief Executive Officer and Chairman of the Board of Directors of the General Partner.

        Pursuant to the Omnibus Agreement, among other things, LGC provides the Partnership and the General Partner with management, administrative and operating services. These services include accounting, tax, corporate record keeping and communication, legal, financial reporting, internal audit support, compliance, maintenance of internal controls, environmental compliance and remediation management oversight, treasury, tax reporting, information technology and other administrative staff functions, and arrange for administration of insurance programs. As the Partnership does not have any employees, LGC provides the Partnership with personnel necessary to carry out the services provided under the Omnibus Agreement and any other services necessary to operate the Partnership's business. The Partnership does not have any obligation to compensate the officers of the General Partner or employees of LGC. The initial term of the Omnibus Agreement is four years and will automatically renew for additional one-year terms unless any party provides written notice to the other parties 180 days prior to the end of the term of the Omnibus Agreement. The Partnership has the right to

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

2. Initial Public Offering (Continued)

terminate the Omnibus Agreement at any time during the initial term upon 180 days' prior written notice.

        The Partnership is required to pay LGC a management fee, which is initially an amount equal to (1) $420,000 per month plus (2) $0.0025 for each gallon of motor fuel the Partnership distributes per month. In addition, and subject to certain restrictions on LGC's ability to incur third-party fees, costs, taxes and expenses, the Partnership is required to reimburse LGC and the General Partner for all reasonable out-of-pocket third-party fees, costs, taxes and expenses incurred by LGC or the General Partner on the Partnership's behalf in connection with providing the services required to be provided by LGC under the Omnibus Agreement. For the period October 31, 2012 through December 31, 2012, the Partnership paid $1.1 million in management fees.

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

        The Partnership also received a right of first offer on any assets or businesses primarily engaged in the wholesale motor fuel distribution or retail gas station operation businesses that Topper, LGC, LGO or their controlled affiliates decides to attempt to sell for so long as Topper, LGC and LGO or their controlled affiliates, individually or as part of a group, control the General Partner, with the exception of any non-contributed assets that existed as of the Closing Date.

        The Omnibus Agreement also provides for certain indemnification obligations between LGC and the Partnership, which is inclusive of the environmental liabilities.

PMPA Franchise Agreement

        On October 30, 2012, in connection with the closing of the Offering, the Partnership, and LGO entered into a PMPA Franchise Agreement (the "Wholesale Supply Agreement"). Pursuant to the Wholesale Supply Agreement, the Partnership is the exclusive distributor of motor fuel to all sites operated by LGO for a period of 15 years. The Partnership has the right to impose the brand of fuel that is distributed to LGO under the Wholesale Supply Agreement. There are no minimum volume requirements that LGO is required to satisfy. The Partnership charges LGO the "dealer tank wagon" prices for each grade of product in effect at the time title to the product passes to LGO.

Long-term Incentive Plan

        In connection with the Offering, the General Partner has adopted the Lehigh Gas Partners LP 2012 Incentive Award Plan (the "Plan"), a long-term incentive plan for employees, officers, consultants and directors of the General Partner and any of its affiliates, including LGC, who perform services for the Partnership which consists of restricted units, unit options, performance awards, phantom units, unit awards, unit appreciation rights, distribution equivalent rights and other unit-based awards. Various limits and restrictions are attached to these awards. The Plan will be administered by our Board of Directors or a committee thereof, which we refer to as the Plan Administrator. The Board of Directors

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

2. Initial Public Offering (Continued)

of our General Partner has determined to grant up to 500,000 phantom units under the Plan to employees of LGC, other than the Chief Executive Officer of our General Partner, within 180 days after the closing of the Offering. The maximum number of Common Units that may be delivered with respect to awards under the Plan is 1,505,000.

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

        As of December 31, 2012, no units have been issued under the Plan.

Offering Costs

        In connection with the Offering, the Partnership has incurred costs of approximately $6.3 million primarily related to legal, accounting, tax and other related costs and fees which are included in selling, general and administrative expenses in the consolidated statement of operations for the period from October 31, 2012 through December 31, 2012.

3. Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues, expenses and costs. These estimates are based on our knowledge of current events, historical experience and various other assumptions that we believe to be reasonable under the circumstances.

        Critical estimates made in the preparation of the consolidated and combined financial statements include, among others, determining the fair value of acquired assets and liabilities; the collectability of accounts receivable; the recoverability of inventories; the useful lives and recoverability of property and equipment and amortized intangible assets; the impairment of goodwill; environmental indemnification assets and liabilities and accruals for various commitments and contingencies. Although management believes these estimates are reasonable, actual results could differ from those estimates.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

3. Summary of Significant Accounting Policies (Continued)

Fair Value Measurements

        The Accounting Standards Codification ("ASC") 820 "Fair Value Measurements and Disclosures" ("ASC 820") defines and establishes a framework for measuring fair value and expands related disclosures. Management uses fair value measurements to measure, among other items, acquired assets and liabilities in business combinations, leases and derivative contracts. Management also uses them to assess impairment of locations, intangible assets and goodwill.

        Where available, fair value is based on observable market prices or parameters, or is derived from such prices or parameters. Where observable prices or inputs are not available, use of unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.

        The fair value of the Partnership and the Predecessor Entity's financial instruments consisting of accounts receivable, accounts payable and debt approximated their carrying value as of December 31, 2012 and 2011.

Segment Reporting

        The Partnership and the Predecessor Entity provides segment reporting in accordance with ASC 280 "Segment Reporting" ("ASC 280") which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Partnership and Predecessor Entity operate in one operating segment, distribution of motor fuels, consisting of gasoline and diesel fuel, and to own and lease real estate used in the distribution of motor fuels, with a single management team that reports to the Chief Executive Officer, who is the Chief Operating Decision maker, as that term is defined in ASC 280. Accordingly, the Partnership and the Predecessor Entity do not prepare discrete financial information with respect to separate product lines or by location and do not have separately reportable segments. All of the operations are located in the United States, primarily in the northeast region, and Florida with the recent Express Lane Acquisition as further described in Note 4.

Revenue Recognition

        Revenues from wholesale fuel sales are recognized when fuel is delivered to the customer. Revenue from leasing arrangements in which the Partnership or Predecessor Entity is the Lessor is recognized ratably over the term of the underlying lease. For the Predecessor Entity, retail merchandise sales are recognized net of applicable provisions for discounts and allowances upon delivery, generally at the point of sale.

        The amounts recorded for bad debts are generally based upon a specific analysis of aged accounts while also factoring in any new business conditions that might impact the historical analysis, such as market conditions and bankruptcies of particular customers. Bad debt provisions are included in selling, general and administrative expenses.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

3. Summary of Significant Accounting Policies (Continued)

        The following table presents the Partnership and the Predecessor Entity's products as a percentage of total sales for the following periods:

	Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2011	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2010
Gasoline	93.7%	94.1%	92.0%	92.0%
Diesel fuel	6.2%	5.8%	7.9%	7.9%
Other	0.1%	0.1%	0.1%	0.1%

Total	100.0%	100.0%	100.0%	100.0%

Motor Fuel Taxes

        The Partnership and the Predecessor Entity collect motor fuel taxes, which consist of various pass through taxes collected from customers on behalf of taxing authorities, and remits such taxes directly to those taxing authorities. The Partnership and the Predecessor Entity's accounting policy is to exclude the tax collected and remitted from revenues and cost of sales and account for them as liabilities.

Cost of Sales

        The Partnership and the Predecessor Entity include in "Cost of Sales" all costs incurred to acquire wholesale fuel, including the costs of purchasing, storing and transporting inventory prior to delivery to the wholesale customers. Cost of sales does not include any depreciation of property, plant and equipment. Depreciation is separately classified in the Consolidated and Combined Statements of Operations. Total cost of sales of suppliers who accounted for 10% or more of total cost of sales for the periods presented are as follows:

	Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2011	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2010
ExxonMobil	44.3%	40.5%	48.9%	57.1%
Motiva Enterprises	14.4%	18.8%	24.6%	14.2%
BP Products	27.3%	26.7%	5.1%	5.6%
Valero	4.7%	4.2%	12.1%	13.2%

        The table does not include amounts related to the Chevron agreement acquired with the Express Lane acquisition. The Partnership anticipates this supplier will be significant in the future.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

3. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        The Partnership and the Predecessor Entity consider all short-term investments with maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which, for cash equivalents, approximates fair value due to their short-term maturity. The Partnership and the Predecessor Entity are potentially subject to financial instrument concentration of credit risk through its cash and cash equivalents. The Partnership and the Predecessor Entity maintain cash and cash equivalents with several major financial institutions. The Partnership and the Predecessor Entity have not experienced any losses on their cash equivalents.

Accounts Receivable

        Accounts receivable result from the sales of wholesale motor fuels and rental fees for locations to customers. The majority of the Partnership's and the Predecessor Entity's accounts receivable relates to its wholesale motor fuel sales that can generally be described as high volume and low margin activities. Credit is extended to a customer based on evaluation of the customer's financial condition. In certain circumstances collateral may be required from the customer. Receivables are recorded at face value, without interest or discount.

        The Partnership and the Predecessor Entity review all accounts receivable balances on at least a quarterly basis and provide an allowance for doubtful accounts based on historical experience and on a specific identification basis.

Inventories

        Inventories for the Predecessor Entity were valued at the lower of cost or market. Cost was determined using the first-in, first-out ("FIFO") method. Inventories of store merchandise and supplies were valued using the retail method. The Partnership does not carry inventory.

Property and Equipment

        Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets, including: 8 to 20 years for buildings and improvements, 5 to 15 years for equipment, and 3 to 7 for vehicles and office furniture and equipment. Amortization of leasehold improvements is based upon the shorter of the remaining terms of the leases including renewal periods that are reasonably assured, or the estimated useful lives, which range from 7 to 10 years.

        Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Maintenance and repairs are charged to operations as incurred. Gains or losses on the disposition of property and equipment are recorded in the period the sale is recognized.

Debt Issuance Costs

        Debt issuance costs that are incurred in connection with the issuance of debt are deferred and amortized to interest expense using the straight line method (which approximates the effective interest method) over the contractual term of the underlying indebtedness.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

3. Summary of Significant Accounting Policies (Continued)

Intangibles and Other Long-Lived Assets

        Intangibles are recorded at fair value upon acquisition. Intangible assets associated with wholesale fuel supply contracts, wholesale fuel distribution rights, and trademarks are amortized over 10 years. Intangible assets associated with above and below market leases are amortized over 5 years.

        The Partnership and the Predecessor Entity review long-lived assets, including definite lived intangibles for impairment only when events or changes in circumstances indicate the carrying amount of the long-lived asset (group) might not be recoverable. Accordingly, the Partnership and the Predecessor Entity evaluate for impairment whenever indicators of impairment are identified. With respect to other long-lived assets, the impairment evaluation is based on the projected undiscounted cash flows of the respective intangible asset.

Goodwill

        Goodwill represents the excess of cost over fair value of net assets of businesses acquired. Goodwill and indefinite lived intangible assets acquired in a business combination are recorded at fair value as of the date acquired. Acquired intangibles determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of Accounting Standards Codification ("ASU") 350 "Intangibles—Goodwill and Other" ("ASC 350") and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The annual impairment test of goodwill was performed at December 31, 2012, for the Partnership, and at October 30, 2012, for the Predecessor Entity.

        The annual impairment assessment of goodwill is a two-step process:

  •
  In step 1 of the goodwill impairment test, the fair value of the reporting unit is compared with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, then companies must perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any.

  •
  In step 2 of the goodwill impairment test, the implied fair value of reporting unit goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

        ASC 350 requires companies to perform Step 2 of the goodwill impairment test if the carrying value of the reporting unit is zero or negative and adverse qualitative factors indicate that it is more likely than not that a goodwill impairment exists. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

        In addition to the guidance indicated above, a qualitative assessment is permitted under Accounting Standards Update ("ASU") 2012-02, Intangibles—Goodwill and other (Topic): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). Under this guidance companies may assess all relevant events and circumstances to determine if it is "more likely than not" (meaning a likelihood of more than 50%) that the fair value of the reporting units goodwill is less than the carrying

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

3. Summary of Significant Accounting Policies (Continued)

amount. If there is a more likely than not assessment, companies would need to perform the two-step process.

        The Partnership and the Predecessor Entity utilized ASU 2012-12 for its goodwill impairment analysis. This analysis utilized qualitative factors, such as macroeconomic factors, industry and market considerations, cost factors, overall financial performance, and other relevant entity specific events, in their qualitative assessment of the goodwill for their single reporting unit at December 31, 2012, for the Partnership, and as of October 30, 2012, for the Predecessor Entity. Both the Partnership and the Predecessor Entity and concluded that there was no need to perform Step 2 of the goodwill impairment test.

        Estimates and assumptions used to perform the impairment testing are inherently uncertain and can significantly affect the outcome of the impairment test. Changes in operating results and other assumptions could materially affect these estimates.

Environmental and Other Liabilities

        The Partnership and the Predecessor Entity accrues for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable a liability has been incurred and the amount of such liability can be reasonably estimated. Costs accrued are estimated based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes. Estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Loss accruals are adjusted as further information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.

        The Partnership and the Predecessor Entity maintain insurance of various types with varying levels of coverage that is considered adequate under the circumstances to cover operations and properties. The insurance policies are subject to deductibles that are considered reasonable and not excessive. In addition, the Partnership and the Predecessor Entity have entered into indemnification and escrow agreements with various sellers in conjunction with certain of their acquisition transactions.

        The Partnership and the Predecessor Entity are subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters and contract and employment claims. Environmental and other legal proceedings may also include matters with respect to businesses previously owned. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.

Leases

        The Partnership and the Predecessor Entity lease certain gas stations from third parties under long-term arrangements with various expiration dates. In addition, the Partnership and the Predecessor

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

3. Summary of Significant Accounting Policies (Continued)

Entity lease office space and computer equipment. Accounting and reporting guidance for leases requires leases be evaluated and classified as either operating or capital leases for financial statement reporting purposes. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty. Minimum lease payments are expensed on a straight-line basis over the term of the lease including renewal periods that are reasonably assured at the inception of the lease. In addition to minimum lease payments, certain leases require additional contingent payments based on sales volume or future inflation.

        The Partnership and the Predecessor Entity also enter into sale-leaseback transactions for certain locations, and as the Partnership or the Predecessor Entity has continuing involvement in the underlying locations, or the lease agreement has a repurchase feature, the sale-leaseback arrangements are accounted for as financing transactions.

Acquisition Accounting

        Acquisitions of assets or entities that include inputs and processes and have the ability to create outputs are accounted for as business combinations. The purchase price is recorded for tangible and intangible assets acquired and liabilities assumed based on fair value. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired is recorded as goodwill. The consolidated and combined statements of operations for the years presented include the results of operations for each acquisition from their respective date of acquisition.

Assets Held for Sale and Discontinued Operations

        The determination to classify an asset as held for sale requires significant estimates about the location and the expected market for the location, which are based on factors including recent sales of comparable locations, recent expressions of interest in the locations and the condition of the location. Management must also determine if it will be possible under those market conditions to sell the location for an acceptable price within one year. When assets are identified by management as held for sale, depreciation is discontinued and the sales price, net of selling costs, is estimated. Management considers locations to be held for sale when they meet criteria such as whether the sale transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable and is expected to qualify for recognition as a completed sale within one year. If, in management's opinion, the expected net sales price of the asset that has been identified as held for sale is less than the net book value of the asset, the asset is written down to fair value less the cost to sell. Assets and liabilities related to assets classified as held for sale are presented separately in the consolidated and combined balance sheets.

        There is frequently significant continuing involvement as the Partnership or the Predecessor Entity may supply fuel to the site after selling the location. Such locations would not be considered discontinued operations. Assuming no significant continuing involvement, both a location classified as held for sale and a sold location are considered a discontinued operation. Locations classified as discontinued operations are reclassified as such in the consolidated and combined statement of

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

3. Summary of Significant Accounting Policies (Continued)

operations for all periods presented. Cash flows from discontinued operations have not been segregated in the consolidated and combined statements of cash flows.

Income Taxes

        Pursuant to ASC 740, Income Taxes, the Partnership's wholly owned taxable subsidiary recognizes deferred income tax assets and liabilities for the expected future income tax consequences of temporary difference between financial statement carrying amounts and the related income tax basis. The Partnership has concluded it has no uncertain tax positions as of December 31, 2012.

        Each of the Predecessor Entity's respective form of legal ownership was a combination of a corporation, a limited liability company (LLC), or a partnership. Income taxes were generally assessed at the individual level of the respective entities' stockholder(s) (who have elected under the Code to be taxed as a Sub-Chapter S Corporation) or partners. Accordingly, the Predecessor Entity special purpose historical combined financial statements do not contain a provision for income taxes, as no income taxes were assessed at the entity level.

        Likewise, income tax attributable to the Partnership's earnings and losses, excluding the earnings and losses of its wholly owned taxable subsidiary, are assessed at the individual level of the unitholder. Accordingly, the Partnership does not record a provision for income taxes other than for those earnings and losses generated or incurred by its wholly owned taxable subsidiary.

        The Partnership and Predecessor Entity performed an evaluation of all material tax positions, if any, for the tax years subject to examination by major tax jurisdictions as of December 31, 2012 and 2011. Tax positions not meeting the more-likely-than-not recognition threshold at the financial statement date may not be recognized or continue to be recognized under the accounting guidance for income taxes. Based on such evaluation, the Partnership and Predecessor Entity concluded there were no uncertain tax positions requiring adjustment in its financial statements as of December 31, 2012 and 2011. Where required, the Partnership and Predecessor Entity recognize interest and penalties for uncertain tax positions in income taxes.

Asset Retirement Obligations

        The Partnership is obligated by contractual or regulatory requirements to remove certain equipment or perform other remediation upon retirement of certain assets. Determination of the amounts recognized is based on numerous estimates and assumptions, including expected settlement dates and probability of occurrence, future retirement costs, future inflation rates and credit-adjusted risk-free rates. The asset retirement obligations for the Partnership were $0.6 million as of December 31, 2012. The Predecessor Entity's retirement obligations as of December 31, 2011, were not significant.

Derivative Instruments

        From time-to-time, the Partnership and the Predecessor Entity use derivative instruments, typically interest rate swap agreements to hedge the interest payment on variable rate debt. These interest rate swap agreements generally require the Partnership and the Predecessor Entity to pay a fixed interest rate and receive a variable interest rate based on London Interbank Offering Rate ("LIBOR"). If

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

3. Summary of Significant Accounting Policies (Continued)

applicable, all derivative instruments are recorded in the balance sheet at fair value. Although the Partnership and the Predecessor Entity do not designate any of their derivative instruments as accounting hedges, such derivative instruments provide an economic hedge of exposure to interest rate risk associated with cash flow requirements on variable rate debt.

        An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the statement of operations but that are not offset by corresponding changes in the value of the economically hedged assets or liabilities.

Allocation of Net Income

        Under the Partnership Agreement, our General Partner's interest in net income from the Partnership consists of the incentive distribution rights ("IDRs"), which are increasing percentages, up to 50% of quarterly distributions out of our operating surplus in excess of $0.6563 per limited partner unit. The Partnership's undistributed net income is generally allocable pro rata to the common and subordinated unitholders, except where common unitholders have received cash distributions in excess of the subordinated unitholders. In that circumstance, net income is allocated to the common unit holders first in support of such excess cash distribution paid to them, the remainder of the net income is allocable pro rata to the common and subordinated unitholders. Losses are general allocable pro rata to the common and subordinated unit holders in accordance with the Partnership Agreement.

        The Partnership did not pay any distributions and the IDRs and the General Partner were not allocated any income during the period from October 31, 2012 to December 31, 2012.

Earnings Per-Unit

        In addition to the Common and Subordinated Units, the Partnership has identified the IDRs as participating securities and computes income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the partnership agreement. Net income per unit applicable to limited partners (including Common and Subordinated unitholders) is computed by dividing the limited partners' interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding Common and Subordinated Units.

Comprehensive Income or Loss

        The Partnership and the Predecessor Entity account for comprehensive income or loss in accordance with ASC 220, Comprehensive Income, which established standards for the reporting and presentation of comprehensive income in the consolidated financial statements. The Partnership and the Predecessor Entity have no such transactions which affect comprehensive income/(loss) and, accordingly, comprehensive income or loss equals net income or loss for all periods presented.

Equity-Based Compensation

        In connection with the IPO, the Partnership adopted the Lehigh Gas Partners LP 2012 Incentive Award Plan under which various types of awards may be granted to employees, consultants and directors of the General Partner, or its affiliates, who provide services to the Partnership. The

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

3. Summary of Significant Accounting Policies (Continued)

Partnership will amortize the grant-date fair value of these awards over the vesting period using the straight-line method. Expenses related to unit-based compensation will be included in general and administrative expenses. No awards have been issued under this plan as of December 31, 2012.

Recent Accounting Pronouncements

        In December 2011, the Financial Accounting Standard Board ("FASB") issued ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" ("ASU 2011-12"). In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" (ASU 2011-05"). Both ASU's are effective for interim reporting periods beginning after December 15, 2011. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. ASU 2011-12 defers the changes in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented. This guidance was adopted as of January 1, 2012, retrospectively for the all periods presented. The adoption of this ASU did not have a material impact on the consolidated and combined financial statements.

        In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02") on impairment testing for indefinite-lived intangible assets. ASU 2012-02 amends FASB Codification Topic 350, Intangibles—Goodwill and Other to allow, but not require, an entity, when performing its annual or more frequent indefinite-lived intangible asset impairment test, to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU did not have a significant impact on the consolidated and combined financial statements.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

4. Acquisitions

        In evaluating potential acquisition candidates, the Partnership and the Predecessor Entity consider a number of factors, including strategic fit, desirability of location, purchase price, and the ability to improve the productivity and profitability of a location and/or wholesale supply agreement or distribution rights through the implementation of improved operating strategy. The ability to create accretive financial results and/or operational efficiencies due to the relative operational scale and /or geographic concentration, among other strategic factors, may result in a purchase price in excess of the fair value of identifiable assets acquired and liabilities assumed, resulting in the recognition of goodwill. The Partnership and the Predecessor Entity strive to make acquisitions accretive to partners' capital / owners' equity and provide a reasonable long-term return on investment. Goodwill recorded in connection with the acquisitions is primarily attributable to the assembled workforce of the acquired businesses and the synergies expected to arise after the acquisitions of those businesses.

        With respect to the Dunmore Asset Acquisition and the Motiva Acquisition, both further described below, the Partnership and the Predecessor Entity, respectively, concluded that the historical balance sheet and operating information concerning these acquisitions would not be meaningful to investors as the Partnership and the Predecessor Entity changed fundamentally the nature of the revenue producing assets acquired from the manner in which they were used by their respective sellers. Thus, presenting historical financial information regarding the acquisitions would mislead investors. Moreover, the sellers were unwilling to provide complete financial information for the acquisitions for periods prior to the closing date of the acquisition and, accordingly, the preparation of historical financial information is impracticable.

Dunmore Asset Purchase Agreement Acquisition

        On December 21, 2012, the Partnership completed (the "Dunmore Closing") its acquisition of certain assets of Dunmore Oil Company, Inc. and JoJo Oil Company, Inc. (together, the "Dunmore Sellers") as contemplated by the Asset Purchase Agreement, as amended (the "Dunmore Purchase Agreement"), by and among the Partnership, a subsidiary of the Partnership, the Dunmore Sellers, and, for limited purposes, Joseph Gentile, Jr. Pursuant to the Dunmore Purchase Agreement, the Dunmore Sellers sold to the Partnership all of the assets (collectively, the "Dunmore Assets") held and used by the Dunmore Sellers in connection with their gasoline and diesel retail outlet business and their related convenience store business (the "Dunmore Retail Business"). In connection with this transaction, the Partnership will acquire 24 motor fuel service stations, 23 of which will be fee simple interests and one of which will be a leasehold interest.

        LGO leases the sites from the Partnership and operates the Dunmore Retail Business. In addition, as contemplated by the Dunmore Purchase Agreement, certain of the non-qualified income generating Dunmore Assets and certain non-qualifed liabilities of the Dunmore Sellers were assigned by the Partnership to LGO. LGO paid the Partnership $0.5 million for advanced rent payments. The Dunmore Sellers are permitted to continue to operate certain portions of their business relating to sales of heating oil, propane and unbranded motor fuels.

        Pursuant to the PMPA Franchise Agreement (the "Franchise Agreement") by and between LGO and a wholly owned subsidiary, Lehigh Gas Wholesale, LLC ("LGW"), the Partnership is the exclusive

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

4. Acquisitions (Continued)

distributor of motor fuels to all sites operated by LGO in connection with the Dunmore Retail Business. In addition, the Partnership leases these sites to LGO pursuant to property lease agreements. We estimate we will receive from LGO aggregate rental income, net of expenses, of approximately $1.7 million per year from such sites.

        As consideration for the Dunmore Assets, the Partnership paid (i) $28.0 million in cash to the Dunmore Sellers; (ii) $0.5 million in cash to Mr. Gentile as consideration for his agreeing, for a period of five years following the Dunmore Closing, to not compete in the Dunmore Retail Business, to not engage in the sale or distribution of branded motor fuels, and to not solicit or hire any of the Partnership affiliates' employees; and (iii) $0.5 million in cash to be held in escrow and delivered to the Dunmore Sellers upon the Partnership's receipt of written evidence concerning the payment of certain of the Dunmore Sellers' pre-closing tax liabilities (collectively, the "Dunmore Purchase Price").

        The following table summarizes the fair values of the assets acquired and liabilities assumed at the Dunmore Asset Purchase Agreement Acquisition Date (in thousands):

Land	$6,500
Buildings	9,700
Equipment	4,200
Wholesale fuel distribution rights	8,200

Total identifiable assets	$28,600

Lease agreements with above average market value	200

Net identifiable assets acquired	28,400
Goodwill	600

Net assets acquired	$29,000

        The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the Dunmore Acquisition Date to estimate the fair value of assets acquired and liabilities assumed. The Partnership believes the information provides a reasonable basis for estimating the fair values but the Partnership is waiting for additional information necessary to finalize those amounts. Thus, the provisional measurements of fair value reflected are subject to change, and such change could be significant. The Partnership expects to finalize the valuation and complete the purchase price as soon as practicable, but no later than one year from the Dunmore Acquisition Date.

        The fair value of land, buildings, and equipment ("tangible assets") was determined using a cost approach, with the fair value of an asset estimated by reference to the replacement cost to obtain a substitute asset of comparable features and functionality, and is the amount a willing market participant would pay for such an asset, taking into consideration the asset condition as well as any physical deterioration, functional obsolescence, and/or economic obsolescence. The buildings and equipment are being depreciated on a straight-line basis, with estimated useful lives of 20 years for buildings and 5 to 15 years for equipment. Land is not depreciated.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

4. Acquisitions (Continued)

        The fair value of the wholesale fuel distribution rights was determined using an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the wholesale fuel distribution rights over their estimated remaining useful life, using probability-weighted cash flows, using discount rates considered appropriate given the inherent risks associated with this type of transaction. Management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel distribution rights are being amortized on a straightline basis over an estimated useful life of approximately 10 years.

        The amounts of revenue and net income related to assets acquired in the Dunmore Asset Purchase Agreement Acquisition for the period December 21, 2012, through December 31, 2012, included in the Partnership's Consolidated Statement of Operations was not considered material.

        The Partnership recognized $0.4 million of acquisition-related costs that were expensed during 2012. These costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

        All of the transactions between the Partnership and LGO that are described in the Dunmore Asset Purchase Agreement have been approved by the conflicts committee of the board of directors of the General Partner.

Express Lane Agreements Acquisition

        On December 21, 2012, LGWS, entered into a Stock Purchase Agreement (the "Express Lane Stock Purchase Agreement") with James E. Lewis, Jr., Lida N. Lewis, James E. Lewis, III and Reid D. Lewis (collectively, the "Express Lane Sellers"), pursuant to which the Express Lane Sellers agreed to sell to LGWS all of the outstanding capital stock (collectively, the "Express Lane Shares") of Express Lane, Inc. ("Express Lane"), the owner and operator of various retail convenience stores, which include the retail sale of motor fuels and quick service restaurants, at various locations in Florida.

        In connection with the purchase of the Express Lane Shares, Lehigh Gas Wholesale Services, Inc. ("LGWS"), a wholly owned subsidiary, agreed to acquire thirty-nine motor fuel service stations, one as a fee simple interest and thirty-eight as leasehold interests. In connection with the purchase of the Express Lane Shares, on December 21, 2012, LGP Realty Holdings LP ("LGP-R"), the Partnership's wholly-owned subsidiary, entered into a Purchase and Sale Agreement (the "Express Lane Purchase and Sale Agreement" and, together with the Express Lane Stock Purchase Agreement, the "Express Lane Agreements") with Express Lane. Under the Express Lane Purchase and Sale Agreement, LGP-R agreed to acquire from Express Lane, prior to the Express Lane Purchaser's acquisition of the Express Lane Shares, an additional fee simple interest in six properties and two fueling agreements (collectively, the "Express Lane Property").

        On December 21, 2012, LGP-R completed the acquisition of the Express Lane Property from the Express Lane Sellers, as contemplated by the Express Lane Purchase and Sale Agreement. In addition, on December 22, 2012, LGWS completed (the "Express Lane Closing") the acquisition of the Express Lane Shares from the Express Lane Sellers, as contemplated by the Express Lane Stock Purchase Agreement.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

4. Acquisitions (Continued)

        As a result of the Express Lane acquisition, LGO leases the sites from the Partnership and operates Express Lane's gasoline and diesel retail outlet business and its related convenience store business (the "Express Lane Retail Business"). In addition, certain of the non-qualified income generating assets related to the Express Lane Retail Business and certain non-qualified liabilities of the Express Lane Sellers were assigned to LGO. LGO paid the Partnership $1.0 million in up-front rent. The Partnership has accrued $1.8 million of additional purchase price consideration for the net working capital of the Express Lane Retail Business (See Note 13), which is subject to final agreement between the Partnership and the Sellers. Subsequent to the acquisition, the Partnership assigned to LGO the assets and liabilities related to the Express Lane Retail Business which primarily consists of the working capital (included in the table below) of which the Partnership has a $1.8 million receivable from LGO at December 31, 2012 in the consolidated balance sheet.

        Pursuant to the Franchise Agreement, the Partnership is the exclusive distributor of motor fuels to all sites operated by LGO in connection with the Express Lane Retail Business. In addition, the Partnership leases these sites to LGO pursuant to property lease agreements. The Partnership estimates it will receive from LGO aggregate rental income, net of expenses, of approximately $4.6 million per year from such sites.

        Under the Express Lane Agreements, the aggregate purchase price (the "Express Lane Purchase Price") for the Express Lane Property and the Express Lane Shares is $45.4 million, inclusive of $1.8 million of certain preliminary post-closing adjustments. Of the Express Lane Purchase Price, LGWS paid an aggregate of $41.9 million to the Express Lane Sellers and placed an aggregate of $1.1 million into escrow, of which $1.0 million has been placed into escrow to fund any indemnification or similar claims made under the Express Lane Agreements by the parties thereto, and $0.1 million has been placed into escrow pending the completion by the Express Lane Sellers of certain environmental remediation measures. In addition to the Express Lane Purchase Price, the Express Lane Purchaser also placed $0.6 million (the "Tax Escrow") into escrow to indemnify the Express Lane Sellers for certain tax obligations resulting from the sale of the Express Lane Property.

        Under the Express Lane Stock Purchase Agreement, the Express Lane Sellers have agreed not to compete in the retail motor fuel or convenience store business within the State of Florida for a period of four years following the Express Lane Closing. In addition, pursuant to the Express Lane Stock Purchase Agreement, each of the Express Lane Sellers executed a general release in favor of the Express Lane Purchaser, Express Lane and their respective affiliates.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

4. Acquisitions (Continued)

        The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the Express Lane Agreements acquisition date (in thousands):

Land	$3,900
Buildings	8,100
Equipment	15,500
Wholesale fuel distribution rights	15,000
Lease agreements with below average market value	2,600
Environmental indemnification assets	1,177
Net working capital	1,822

Total identifiable assets	$48,099

Lease agreements with above average market value	2,500
Environmental liabilities	1,177

Total identifiable liabilities	3,677

Net identifiable assets acquired	44,422
Goodwill	993

Net assets acquired	$45,415

        The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the Express Lane Acquisition Date to estimate the fair value of assets acquired and liabilities assumed. The Partnership believes the information provides a reasonable basis for estimating the fair values but the Partnership is waiting for additional information necessary to finalize those amounts. Thus, the provisional measurements of fair value reflected are subject to change, and such change could be significant. The Partnership expects to finalize the valuation and complete the purchase price as soon as practicable.

        The fair value of land, buildings and equipment ("tangible assets") was determined using a cost approach, with the fair value of an asset estimated by reference to the replacement cost to obtain a substitute asset of comparable features and functionality, and is the amount a willing market participant would pay for such an asset, taking into consideration the asset condition as well as any physical deterioration, functional obsolescence and /or economic obsolescence. The buildings and equipment are being depreciated on a straight-line basis, with estimated useful lives of 20 years for buildings and 5 to 15 for equipment. Land is not depreciated.

        The fair value of the wholesale fuel distribution rights was determined using an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the wholesale fuel distribution rights over their estimated remaining useful life, using probability-weighted cash flows, using discount rates considered appropriate given the inherent risks associated with this type of transaction. The Partnership believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel distribution rights are being amortized on a straightline basis over an estimated useful life of approximately 10 years.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

4. Acquisitions (Continued)

        The fair value of the discount related to lease agreements with above/below average market value was determined using an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows ("excess earnings") attributable solely to the lease agreements over their estimated remaining useful life, generally assumed to extend through the term of the lease agreements, and using discount rates considered appropriate given the inherent risks associated with this type of agreement. The Partnership believes the level and timing of cash flows represent relevant market participant assumptions. The discount related to lease agreements with above/below average market value is being amortized on a straight-line basis over the term of the respective lease agreements, with an estimated weighted average useful life of 5 years.

        The amounts of revenue and net income related to assets acquired in the Express Lane Agreements Acquisition for the period December 21, 2012, through December 31, 2012, included in the Partnership's Consolidated Statement of Operations was not considered material.

        The Partnership recognized $0.5 million of acquisition-related costs that were expensed during 2012. These costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

        The following is unaudited pro forma information related to the Express Lane Acquisition as if the transaction had occurred on January 1, 2011 (in thousands):

	Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Combined Lehigh Gas Entities (Predecessor) Year Ended December 31, 2011
Revenue	$341,339	$1,772,511	$1,847,179
Net Income	$3,514	$3,877	$10,862

        All of the transactions between the Partnership and LGO related to the Express Lane Agreements have been approved by the conflicts committee of the board of directors of the General Partner.

Shell Retail Gas Stations and Wholesale Fuel Supply Agreement Acquisition

        The Predecessor Entity acquired, from Motiva Enterprises, LLC ("Motiva"), an unrelated third-party, a total of 26 Shell Oil Company ("Shell") branded gas stations and convenience stores ("Shell Locations") located in the State of New Jersey under the terms of an Asset Purchase and Sale Agreement (the "Motiva Asset Agreement") and also acquired 56 wholesale fuel supply agreements under the terms of an Agreement to Assign Retailer Instruments with Reversionary Rights (the "Motiva Assignment Agreement"). Taken together, the Motiva Asset Agreement and the Motiva Assignment Agreement are collectively referred to herein as the "Motiva Transaction". The Motiva Transaction was accounted for as a business combination for accounting purposes in accordance with the guidance under ASC 805, Business Combinations.

        The Motiva Transaction acquisition closing dates were in May 2011 with respect to the acquisition of 14 Shell Locations and the wholesale fuel sale supply agreements and in August 2011 for the

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

4. Acquisitions (Continued)

remaining 12 Shell Locations. The Predecessor Entity acquired fee simple interests in 21 of the Shell Locations and leasehold interests in the other 5 of the Shell Locations, with all of the Shell Locations considered company owned and independent dealer operated on the acquisition closing dates. The Motiva Transaction is expected to enhance the Predecessor Entity's presence in the New Jersey marketplace by increasing market share, expanding and enhancing the geographical distribution of operations, and further increasing the wholesale supply business.

        The Motiva Transaction aggregate purchase price consideration was $30.4 million of cash consideration, funded with proceeds of $20.3 million of borrowings under a credit agreement and the remaining balance from available cash-on-hand.

        The following table summarizes the fair values of the assets acquired and liabilities assumed at the Motiva Acquisition Date (in thousands) (in thousands):

Land	$10,850
Buildings	7,830
Equipment	5,470
Wholesale fuel supply agreements	5,734
Lease agreements with above average market value	337

Total identifiable assets	$30,221

Environmental liabilities	$1,521

Total liabilities assumed	1,521

Net identifiable assets acquired	28,700
Goodwill	1,714

Net assets acquired	$30,414

        The fair value of land, buildings, and equipment ("tangible assets") was determined using a cost approach, with the fair value of an asset estimated by reference to the replacement cost to obtain a substitute asset of comparable features and functionality, and is the amount a willing market participant would pay for such an asset, taking into consideration the asset condition as well as any physical deterioration, functional obsolescence, and/or economic obsolescence. The buildings and equipment are being depreciated on a straight-line basis, with estimated useful life of 20 years for buildings and 3 to 10 years for equipment. Land is not depreciated.

        The fair value of the wholesale fuel supply agreements was determined using an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the wholesale fuel supply agreements over their estimated remaining useful life, using probability-weighted cash flows, generally assumed to extend through the term of the wholesale fuel supply contracts, and using discount rates considered appropriate given the inherent risks associated with this type of agreement. The Predecessor Entity believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel supply agreements are being

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

4. Acquisitions (Continued)

amortized on a proportional basis corresponding to the average attrition rate of the wholesale fuel supply agreements over an estimated weighted average useful life of approximately 10 years.

        Under the terms of a separate brand fee agreement with Shell Oil Company, the Predecessor Entity is entitled to operate the Shell Locations' acquired in the Motiva Transaction under the Shell-branded trade name and related trade logos. See Note 18. Commitments and Contingencies for further details of the brand fee agreement with Shell Oil Company.

        The Predecessor Entity recognized $1.2 million of acquisition-related costs that were expensed during 2011. These costs are included in selling, general and administrative expenses in the Combined Statements of Operations.

        The amounts of revenue and net income related to assets acquired in the Motiva Transaction included in the Predecessor Entity's Combined Statements of Operations from the acquisition closing date to December 31, 2011 are as follows (in thousands):

2011
Revenue	$920
Net Income	$128

        In connection with the Offering the assets acquired in the Motiva Transaction were subsequently contributed to the Partnership in accordance with the Contribution Agreement.

Other Acquisition

        In December 2012, the Partnership purchased a property from a related party for $2.9 million. The transaction was approved by the conflicts committee of the board of directors of the General Partner.

5. Discontinued Operations and Assets Held for Sale

Discontinued Operations

        The Predecessor Entity classified locations as discontinued when operations and cash flows were eliminated from the ongoing operations and the Predecessor Entity will not retain any significant continuing involvement in the operations after the respective sale transactions. For the Predecessor Entity periods January 1, 2012, through October 30, 2012, and the years ended December 31, 2011 and 2010, all of the operating results for these discontinued operations were removed from continuing operations and were presented separately as discontinued operations, in the combined statements of operations. For the period October 31, 2012, through December 31, 2012, the Partnership had no discontinued operations. The Notes to the combined financial statements were adjusted to exclude discontinued operations unless otherwise noted.

        During the period January 1, 2012 through October 30, 2012, and for the year ended December 31, 2011 and 2010, the Predecessor Entity committed to sell locations for net sales proceeds of $0.8 million, $16.1 million, and $19.0 million, respectively.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

5. Discontinued Operations and Assets Held for Sale (Continued)

        The following operating results of the locations are included in discontinued operations for all periods presented (in thousands):

	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2011	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2010
Revenues:
Revenues from fuel sales	$4,132	$5,670	$56,494
Rental income	104	125	1,520

Total revenues	4,236	5,795	58,014
Costs and Expenses:
Cost of revenues from fuel sales	4,019	5,548	55,258
Operating expenses	49	55	2,634
Depreciation and amortization	50	157	1,542
(Gain) loss on sale of assets	(237)	540	2,470

Total costs and operating expenses	3,881	6,300	61,904

Operating income (loss)	355	(505)	(3,890)
Interest expense, net	(46)	(274)	(2,709)

Income (loss) from discontinued operations	$309	$(779)	$(6,599)

Assets of Operations Held for Sale

        In addition to the discontinued operations disclosed above, the Partnership and the Predecessor Entity had classified five and two locations as of December 31, 2012 and 2011, respectively, as held-for-sale. In connection with the classification as held-for-sale, the Partnership and the Predecessor Entity recognized a loss of $0.4 million and $0.8 million for the periods October 31, 2012 through December 31, 2012, and January 1, 2012 through October 30, 2012, respectively. The loss represents the impairment recognized to present the held-for-sale locations at the lower of cost or fair value, less costs to sell. The fair values, less costs to sell were determined based on negotiated amounts in agreements with unrelated third parties. No impairment was recognized to present the two locations at the lower of cost or fair value at December 31, 2011. The Partnership expects to complete the sale of these five locations within the next twelve months. The losses, including the direct costs to transact a sale, for the held-for-sale locations could differ from the ultimate sales price due to the fluidity of the

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

5. Discontinued Operations and Assets Held for Sale (Continued)

negotiations, price volatility, changing interest rates, and future economic conditions. Assets held for sale are as follows (in thousands):

	Consolidated Lehigh Gas Partners LP as of December 31, 2012	Combined Lehigh Gas Entities (Predecessor) as of December 31, 2011
Assets held for sale:
Property and equipment, at cost:
Land	$1,351	$388
Buildings and improvements	435	376
Equipment and other	163	20

Total property and equipment, at cost	1,949	784

Less accumulated depreciation	(334)	(41)

Total assets held for sale	1,615	743

Liabilities related to assets held for sale:
Long-term debt	—	183

Total liabilities related to assets held for sale	—	183

Net assets held for sale	$1,615	$560

6. Notes Receivable

        In December 2009, the Predecessor Entity loaned, in the aggregate, $3.6 million and received four individual promissory notes in return. Pursuant to the terms of the notes, the Predecessor Entity was entitled to receive eleven monthly installments of accrued interest on the unpaid principal balance through December 2012, as interest only payments, with the first payment commencing on January 2010 and each successive payment being due and payable on the first day of each calendar month thereafter, and one final payment of all accrued interest and unpaid principal on or before December 2012. The notes bore interest at a rate of one-month LIBOR plus 250 basis points. The notes were paid in full as of December 31, 2012. The Predecessor Entity received $3.6 million and $0.1 million of principal and interest, respectively, in full satisfaction of these notes.

        In January 2011, in connection with the sale of 32 locations, the Predecessor Entity received a promissory note for $2.7 million from the third party purchaser. The promissory note is receivable in four annual installments of $0.7 million, which commences on or before September 30, 2011. The Predecessor Entity received a $0.7 million payment from the third party purchase during the period January 1, 2012 through October 30, 2012. The note was not contributed to the Partnership.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

7. Inventory

        Inventory consisted of the following (in thousands):

Combined Lehigh Gas Entities (Predecessor) as of December 31, 2011
Gasoline	$943
Diesel fuel	174
Kerosene	44
Store merchandise	86

Total inventory	$1,247

        Inventory amounts in the table above are shown net of obsolescence. The reserve for obsolescence is not material to the combined balance sheet for the period presented. Effective July 1, 2012, all inventory was transferred to LGO, an affiliated entity that was not contributed to the Partnership.

8. Property and Equipment

        Property and equipment, net consisted of the following at (in thousands):

	Consolidated Lehigh Gas Partners LP as of December 31, 2012	Combined Lehigh Gas Entities (Predecessor) as of December 31, 2011
Land	$98,117	$110,614
Buildings and improvements	108,508	77,497
Leasehold improvements	4,260	4,778
Equipment and other	60,972	38,118

Property and equipment—total	271,857	231,007
Less: Accumulated depreciation and amortization	(28,835)	(28,614)

Property and equipment	$243,022	$202,393

        Substantially all property and equipment is used for leasing purposes.

        The Partnership and the Predecessor Entity entered into sale-leaseback transactions for certain locations. Since there is continuing involvement in the underlying locations, the sale was not recognized and the transactions were accounted for as financing obligations. The above amounts as of December 31, 2012 and 2011 include these locations, as well as certain leases accounted for as capital leases. These total cost and accumulated depreciation of property, plant and equipment recorded under

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

8. Property and Equipment (Continued)

sale-leaseback transactions or capital leases at December 31, 2012 was $57.5 million and $5.0 million, respectively. See Note 11 Financing Obligations and Operating Leases, for further information.

        Depreciation expense, including amortization of assets recorded under sale-leasebacks and depreciation of assets under capital leases obligations, was approximately $2.2 million, $11.9 million, $9.7 million, and $11.4 million for the periods October 31, 2012 through December 31, 2012, and January 1, 2012 through October 30, 2012, and for the years ended December 31, 2011 and 2010, respectively.

9. Goodwill and Intangible Assets

        Changes in the carrying amount of goodwill consisted of the following at (in thousands):

	Consolidated Lehigh Gas Partners LP	Combined Lehigh Gas Entities (Predecessor)
Balance at December 31, 2011	—	$4,487
Goodwill contributed to the Partnership	$4,043	(4,043)
Goodwill from acquisitions	1,593	—

Balance at December 31, 2012	$5,636	$444

        In December 2012, the Partnership acquired certain assets in connection with the Dunmore Acquisition which were held or used in connection with their gasoline and diesel retail outlet business. As a result of this acquisition, the Partnership recognized a preliminary allocation of goodwill in connection with its purchase accounting of approximately $0.6 million.

        In December 2012, the Partnership acquired all of the stock of Express Lanes, Inc., in the Express Lane Acquisition. As a result of this acquisition, the Partnership recognized a preliminary allocation of goodwill in connection with its purchase accounting of approximately $1.0 million.

        In May 2011, the Predecessor Entity acquired Motiva Enterprises, LLC. As a result of this acquisition, the Predecessor Entity recognized goodwill of approximately $1.7 million. A portion of this goodwill was subsequently contributed to the Partnership in accordance with the Contribution Agreement.

        See Note 4 Acquisitions, for additional information.

        There was no impairment losses recorded for periods October 31, 2012 through December 31, 2012, and January 1, 2012 through October 30, 2012, and for the years ended December 31, 2011 and 2010, respectively. For all periods and years ended presented, management tested one reporting unit for impairment.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

9. Goodwill and Intangible Assets (Continued)

        Intangible assets consist of the following (in thousands):

	Consolidated Lehigh Gas Partners LP as of December 31, 2012			Combined Lehigh Gas Entities (Predecessor) as of December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Wholesale fuel supply agreements	$16,451	$(7,151)	$9,300	$20,428	$(8,879)	$11,549
Wholesale fuel distribution rights	23,200	—	23,200	—	—	—
Customer lists	—	—	—	150	—	150
Trademarks	134	(40)	94	134	(27)	107
Below market leases	3,422	(414)	3,008	822	(249)	573

Total	$43,207	$(7,605)	$35,602	$21,534	$(9,155)	$12,379

        As noted above, the Partnership acquired various businesses in December 2012. As a result, the Partnership recorded additional intangible assets as further detailed in Note 4, Acquisitions.

        The aggregate amortization expense, including amortization of above and below market lease intangible assets which is classified as rent expense, was approximately $0.3 million, $1.9 million, $2.4 million and $2.0 million for the periods October 31, 2012 through December 31, 2012, and January 1, 2012 through October 30, 2012, and for the years ended December 31, 2011 and 2010, respectively.

        The following represents the Partnership's expected amortization expense for the next five years, including amortization of above and below market lease intangible assets (in thousands):

2013	$4,044
2014	3,871
2015	3,854
2016	3,593
2017	3,354

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

10. Debt

(in thousands)	Consolidated Lehigh Gas Partners LP as of December 31, 2012	Combined Lehigh Gas Entities (Predecessor) as of December 31, 2011
Revolving term loan, net of discount of $2,547 at December 31, 2011	$—	$164,264
Revolving credit facility	183,751	—
Term loan, net of discount	—	6,077
Mortgage notes	—	15,128

	183,751	185,469
Less liabilities of operations held for sale	—	183
Less current portion of debt	—	7,757

Long-term portion of debt, net of discount	$183,751	$177,529

Partnership New Credit Agreement

        On October 30, 2012, in connection with the Offering, the Partnership entered into a Second Amended and Restated Credit Agreement among the Partnership, as borrower, and a syndicate of banks including KeyBank National Association, as Administrative Agent, as Collateral Agent, as L/C Issuer, as Joint Lead Arranger and as Joint Book Runner (the "New Credit Agreement").

        The New Credit Agreement, maturing on October 30, 2015 consists of a $249 million senior secured revolving credit facility, which includes a swingline loan up to $7.5 million and standby letters of credit up to an aggregate of $35 million. The revolving credit facility can be increased from time to time upon the Partnership's written request, subject to certain conditions, up to an additional $75 million. All obligations under the New Credit Agreement are secured by substantially all of the Partnership's assets and substantially all of the assets of the Partnership's subsidiaries.

        Borrowings under the revolving credit facility will bear interest, at the Partnership's option, at (1) a rate equal to the London Interbank Offerring Rate ("LIBOR"), for interest periods of one, two, three or six months, plus a margin of 2.25% to 3.50% per annum, depending on the Partnership's Combined Leverage Ratio (as defined in the New Credit Agreement) or (2) (a) a base rate equal to the greatest of, (i) the federal funds rate, plus 0.5%, (ii) LIBOR for one month interest periods, plus 1.00% per annum or (iii) the rate of interest established by Agent, from time to time, as its prime rate, plus (b) a margin of 1.25% to 2.50% per annum depending on the Partnership's Combined Leverage Ratio. In addition, the Partnership will incur a commitment fee based on the unused portion of the revolving credit facility at a rate of 0.375% to 0.50% per annum depending on the Partnership's Combined Leverage Ratio. Interest incurred for the period October 31, 2012 through December 31, 2012, was $0.8 million. The weighted average interest rate for the revolving credit facility was 3.0% for the period October 31, 2012 through December 31, 2012.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

10. Debt (Continued)

        In connection with obtaining the New Credit Agreement, the Partnership paid $4.1 million in lender fees which were recorded as deferred financing fees, as well as financing costs of $3.1 million associated with the Predecessor Credit Facility, were deferred, and are being amortized into interest expense over the terms of the related debt. Amortization of deferred financing fees was $0.4 million for the period October 31, 2012 through December 31, 2012. Approximately $0.6 million of deferred financing fees associated with the Predecessor Credit Facility were written off in accordance with the guidance under ASC 470-50-40, Modifications and Extinguishments.

        The New Credit Agreement contains two financial covenants. One requires the Partnership to maintain a Combined Leverage Ratio no greater than 4.40 to 1.00 (or 4.25 to 1.00 after December 31, 2013) measured quarterly on a trailing four quarters' basis. The second requires the Partnership to maintain a Combined Interest Charge Coverage Ratio (as defined in the New Credit Agreement) of at least 3.00 to 1.00. The Partnership was in compliance with all financial debt covenant compliance requirements as of December 31, 2012.

        The New Credit Agreement prohibits the Partnership from making distributions to unitholders if any potential default or event of default occurs or would result from the distribution, the Partnership is not in compliance with its financial covenants or the Partnership has lost its status as a partnership for U.S. federal income tax purposes. In addition, the New Credit Agreement contains various covenants that may limit, among other things, the Partnership's ability to grant liens; create, incur, assume or suffer to exist other indebtedness; or make any material change to the nature of the Partnership's business, including mergers, liquidations and dissolutions; and make certain investments, acquisitions or dispositions.

        There was $183.8 million outstanding on the New Credit Agreement at December 31, 2012, all of which is long-term. There was $13.9 million outstanding under the standby letters of credit as at December 31, 2012.

Predecessor Credit Facility

        On December 30, 2010, the Predecessor Entity entered into a $175.0 million revolving term loan credit facility with a syndicate of lenders. The term loan portion of $135.0 million was payable in quarterly principal amounts of $1.6 million, which payments commenced on September 30, 2011. The revolving portion of the facility had a borrowing capacity of $40.0 million of which $15.0 million could have been drawn upon for operating purposes, $5.0 million could have been used for short term advances and $20.0 million could have been used to issue letters of credit. The Predecessor Entity was subject to an initial fee of 25 basis points of the stated amount for any letters of credit issued. The Predecessor Entity had approximately $11.2 million in outstanding letters of credit as of December 31, 2011. Both the term and revolving portions of the credit facility would have matured on December 30, 2015. During 2011, the Predecessor Entity increased the borrowing capacity under its term loan by $20.0 million in connection with the Shell acquisition as discussed in Note 4. "Acquisitions". In February 2012, the Predecessor Entity increased the borrowing capacity of the revolving facility by $8.0 million in order to pay off the term loan discussed below. After these amendments, the term loan

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

10. Debt (Continued)

portion of the facility was $155.0 million and the borrowing capacity of the revolving credit facility was $48.0 million.

        Borrowings under the revolving term loan credit facility bore interest at a floating rate which, at the Predecessor Entity's option, could have been determined by reference to a LIBOR rate or a base rate plus an applicable margin ranging from 125 to 300 basis points. Short term advances bore interest at a base rate plus an applicable margin. The Predecessor Entity's applicable margin was determined by certain combined leverage ratios at the time of borrowing as set forth in the credit agreement. The Predecessor Entity was subject to a commitment fee of 50 basis points for any excess borrowing capacity over the outstanding principal borrowings under the revolver portion of the credit facility. As of December 31, 2011, the credit facility had an interest rate of 3.4%. Interest incurred for the period January 1, 2012 through October 30, 2012, and the years ended December 31, 2011 and 2010 was $5.0 million, $5.4 million and $0.1 million, respectively. The weighted average interest rate for the facility was 3.3%, 3.5% and 5.25% for the period January 1, 2012 through October 30, 2012, and during the year ended December 31, 2011 and 2010, respectively.

        In connection with obtaining the revolving term loan credit facility, the Predecessor Entity paid $4.2 million in lender fees of which $2.6 million were allocated to the term portion of the facility and recorded as a discount to the carrying value of the debt. The discount was being amortized into interest expense over the terms of the related debt. Amortization of the discount for the year ended December 31, 2011 was $0.5 million. The remaining $1.6 million in fees paid in connection with obtaining the facility were recorded as deferred financing fees and were being amortized into interest expense over the remaining terms of the related debt. Amortization of deferred financing fees for the period January 1, 2012 through October 30, 2012, and the year ended December 31, 2011 was $0.5 million and $0.4 million, respectively.

        The revolving term loan credit facility was secured by liens and security interests with first priority security interest in the Predecessor Entity's assets, including its properties. All borrowers were jointly and severally liable for obligations under the facility. The revolving term loan facility contained covenants that, subject to specified exceptions, restricted the Predecessor Entity's ability to, among other things, incur additional indebtedness, incur liens, liquidate or dissolve, sell, transfer, lease or dispose of assets, or make loans, investments or guarantees. The revolving term loan facility included a number of affirmative and negative covenants, which could restrict the Predecessor Entity's operations. If the Predecessor Entity were to be in default the lenders could have accelerated the Predecessor Entity's obligation to pay all outstanding amounts. The Predecessor Entity was subject to various financial covenant restrictions under the revolving term loan facility. In May 2012, the Predecessor Entity entered into an amendment to change certain financial covenants as of December 31, 2011, resulting in compliance with the financial covenants as of December 31, 2011.

        In connection with the Offering all amounts under the Predecessor Entity's credit facility were paid in full with proceeds from the IPO.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

10. Debt (Continued)

Term Loan

        On December 30, 2009, the Predecessor Entity issued a promissory note. The Predecessor Entity made installment payments of $0.1 million, which included components of principal and interest up to the December 30, 2014 maturity date of the term loan. Borrowings under the term loan facility bore interest at a floating rate, which were determined by reference to a base rate plus an applicable margin of 2.0%. As of December 31, 2011, the credit facility had an interest rate of 5.25%. Interest incurred for the period January 1, 2012 through October 30, 2012, and the years ended December 31, 2011 and 2010 was $0.04 million, $0.4 million and $0.4 million, respectively. The weighted average interest rate for the facility was 5.25% for the period January 1, 2012 through October 30, 2012, and during the years ended December 31, 2011 and 2010, respectively.

        The term loan contained a number of affirmative and negative covenants, which could restrict the Predecessor Entity's operations. If the Predecessor Entity were to be in default the lenders could accelerate the Predecessor Entity's obligation to pay all outstanding amounts. The Predecessor Entity was subject to various financial covenant restrictions under the term loan including tangible net worth and debt servicing ratio covenants. In February 2012, this term loan was paid in full.

Mortgage Notes

        In June and December of 2008, the Predecessor Entity entered into several mortgage notes with two lenders for an aggregate initial borrowing amount of $23.6 million. Pursuant to the terms of the mortgage notes, the Predecessor Entity made monthly installment payments that are comprised of principal and interest through maturity dates of June 23, 2023 and December 23, 2023. Since the initial borrowing the Predecessor Entity had made additional principal payments. As such, the balance outstanding at December 31, 2011 was $15.1 million. The mortgage notes bore an interest at a floating rate which may be determined by reference to an index rate plus an applicable margin not to exceed 5.0%. For the period January 1, 2012 through October 30, 2012, and during the years ended December 31, 2011 and 2010, the weighted average interest rate was 4.0%, 4.0% and 3.9% respectively. Interest expense for the period January 1, 2012 through October 30, 2012, and the years ended December 31, 2011 and 2010, was $0.5 million, $0.7 million and $0.9 million, respectively. The mortgage notes were secured by a first priority security interest in certain properties of the Predecessor Entity. The mortgage notes contained a number of affirmative and negative covenants. The Predecessor was also required to comply with certain financial covenants. In May 2012, the Predecessor Entity obtained a waiver to cure its violation of certain financial covenants as of December 31, 2011.

        In connection with obtaining the mortgage notes, the Predecessor Entity incurred $0.2 million in related expenses that were recorded as deferred financing fees. The deferred financing fees were being amortized into interest expense over the terms of the related debt. Amortization of deferred financing fees for the period January 1, 2012 through October 30, 2012, and the years ended December 31, 2011 and 2010, was $0.01 million, $0.04 million and $0.03 million, respectively.

        In connection with the Offering all amounts under the Predecessor Entity's mortgage notes were paid in full with proceeds from the IPO.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

10. Debt (Continued)

Promissory Notes

        In September and November of 2009, in connection with BP acquisition, the Predecessor Entity issued promissory notes of $5.5 million and $6.7 million, respectively. The principal was due, in its entirety, on September 17, 2014. In December 2010, the aggregate outstanding principal balance of the promissory notes was $11.8 million. For consideration of early repayment, the lenders agreed to accept a lump sum payment of $10.6 million. Proceeds from the Revolving Term Loan were used to extinguish the promissory notes. Upon repayment, the Predecessor Entity recorded a $1.2 million gain on extinguishment of debt and was included in the Combined Statements of Operations as a gain on debt extinguishment. The Predecessor Entity had no further obligation to the lender related to these promissory notes. All remaining deferred financing costs associated with these notes were written off. During the year ended December 31, 2010, the Predecessor Entity recorded interest expense of $0.9 million.

2009 Term Note

        In September and November of 2009, the Predecessor Entity had a $40.6 million term note with a syndicate of lenders that was due September 17, 2012. The remaining balance outstanding of $32.9 million was paid in full in December 2010 with proceeds from the Revolving Term Loan. The Predecessor Entity had no further obligation to the bank related to this term note. During the year ended December 31, 2010, the Predecessor Entity recorded interest expense of $2.9 million.

        In connection with obtaining the term note, the Predecessor Entity paid $0.9 million in lender fees and recorded a discount to the carrying value of the debt. The Predecessor Entity also incurred $0.1 million in third party fees paid in connection with obtaining the debt. The fees were recorded as a deferred financing asset. Both the discount and the deferred financing fees were being amortized into interest expense over the terms of the related debt. Amortization of the discount and deferred financing fees for the years ended December 31, 2011 and 2010, were $0.2 million and $0.3 million, respectively.

2008 Term Note

        In December 2008 the Predecessor Entity had a $32.0 million term note with a syndicate of lenders that was due December 31, 2011. The remaining balance outstanding of $28.6 million was paid in full in December 2010 with proceeds from the Revolving Term Loan. The Predecessor Entity had no further obligation to the bank related to this term note. During the years ended December 31, 2010, the Predecessor Entity recorded interest expense of $1.3 million.

        In connection with obtaining the term note, the Predecessor Entity paid $0.7 million in lender fees and recorded a discount to the carrying value of the debt. The Predecessor Entity also incurred $0.8 million in third party fees paid in connection with obtaining the debt. The fees were recorded as a deferred financing asset. Both the discount and the deferred financing fees were being amortized into interest expense over the terms of the related debt. As of December 31, 2010, the unamortized portion of the debt discount was written off. As of December 31, 2010, $0.2 million of unamortized deferred

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

10. Debt (Continued)

financing fees continued to be amortized over the term of Revolving Term Loan. Amortization of the discount and deferred financing fees for the years ended December 31, 2011and 2010, was $0.04 million and $0.9 million, respectively.

11. Financing Obligations and Operating Leases

Financing Obligations

        The Predecessor Entity entered into sale-leaseback transactions for certain locations, and since the Predecessor Entity had continuing involvement in the underlying locations, the sale was not recognized and the leaseback or other arrangements were accounted for as financing obligations as noted in the table below. The Predecessor Entity also leased certain equipment under lease agreements accounted for as a capital lease obligation. Those leases were subsequently contributed to the Partnership in accordance with the Contribution Agreement. The future minimum payments under these financing obligations as of December 31, 2012 are as follows (in thousands):

Financing Obligations
2013	$6,453
2014	6,876
2015	6,992
2016	7,007
2017	6,979
Thereafter	89,113

Total future minimum lease payments	$123,420

Less Interest component	47,440

Present value of minimum lease payments	75,980

Current portion	2,187

Long-term portion	$73,793

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

11. Financing Obligations and Operating Leases (Continued)

Operating Leases of Gas Stations As Lessor

        Gas stations are leased to tenants under operating leases with various expiration dates ranging through 2027. Future minimum lease payments under non-cancelable operating leases, including leases with unrelated third parties and LGO, with terms greater than one year as of December 31, 2012, are as follows (in thousands):

2013	$33,959
2014	31,706
2015	29,394
2016	28,230
2017	28,347
Thereafter	291,706

Total future minimum lease payments	$443,342

        The total future minimum rent as presented above does not include contingent rent based on future inflation, future revenues or volume of the lessee, or amounts that may be received as tenant reimbursements for certain operating costs. Most lease agreements include provisions for renewals.

Operating Leases of Gasoline Stations as Lessee

        The Predecessor Entity leases gasoline stations from third-parties under certain non-cancelable operating leases that expire from time to time through 2028. Those leases were subsequently contributed to the Partnership in accordance with the Contribution Agreement. At December 31, 2012, the future minimum lease payments under gasoline station operating leases were as follows (in thousands):

2013	$13,728
2014	12,873
2015	11,851
2016	11,210
2017	10,572
Thereafter	74,328

Total future minimum lease payments	$134,562

        The total future minimum lease payments presented above do not include contingent rent based on future inflation, future revenues or volumes, or amounts that may be paid as reimbursements for certain operating costs incurred by the lessor. Most lease agreements include provisions for renewals.

        Total expenses incurred under the gasoline station operating lease arrangements was approximately $2.0 million, $9.4 million, $9.2 million and $6.3 million for the periods October 31, 2012 through December 31, 2012 and January 1, 2012 through October 30, 2012, and for the years ended December 31, 2011 and 2010, respectively of which total contingent rental expense, based on gallons

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

11. Financing Obligations and Operating Leases (Continued)

sold, incurred was approximately $0.2 million, $1.7 million, $1.3 million and $1.4 million for the periods October 31, 2012 through December 31, 2012, and January 1, 2012, through October 30, 2012, and the years ended December 31, 2011 and 2010, respectively.

Getty Lease

        In May 2012, the Predecessor Entity entered into a 15-year master lease agreement with renewal options of up to an additional 20 years. Pursuant to the lease, the Predecessor Entity leased 105 gas station sites in Massachusetts, New Hampshire, and Maine. The lease was assigned to the Partnership. In December 2012, the agreement was amended to add an additional 25 sites in New Jersey. The Partnership pays fixed rent, which increases 1.5% per year. In addition, the lease requires contingent rent payments based on gallons of fuel sold. During the initial 3 years of the lease, the Partnership is required to make capital expenditures of at least $4.3 million plus $0.01 per gallon of fuel sold at the New England sites. However, the Partnership is entitled to a rent credit equal to 50% of the capital expenditures up to a maximum of $2.1 million. During the initial 3.5 years of the lease, the Partnership is required to make capital expenditures of at least $1.0 million at the New Jersey sites.

        Because the fair value of the land at lease inception was estimated to represent more than 25% of the total fair value of the real property subject to the lease, the land element of the lease was analyzed for operating or capital treatment separately from the rest of the property subject to the lease. The land element of the lease was classified as an operating lease and all of the other property was classified as a capital lease. As such, future minimum lease payments are included in both the financing obligations and operating lease tables above.

12. Derivative Instruments—Interest Rate Swap Contracts

        From time-to-time the Partnership and the Predecessor Entity utilizes derivative instruments for risk management purposes and does not utilize derivative instruments for trading or speculation purposes. The Partnership and the Predecessor Entity are exposed to interest rate risk primarily through their variable rate borrowings. The interest rate risk management strategy is to stabilize cash flow requirements by maintaining interest rate swaps contracts, as applicable, to convert any variable rate debt to a fixed rate debt. The notional amount of the interest rate swaps do not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. Any interest rate swaps would be carried as freestanding derivatives, which are considered an economic hedge.

        At December 31, 2011, the Predecessor Entity had interest rate swap contracts outstanding which hedge the Predecessor Entity's exposure to changes in interest rates and are accounted for using mark to market accounting. These derivative instruments were not contributed to the Partnership. The Partnership had no derivative instruments outstanding as of December 31, 2012.

        The Predecessor Entity accounts for changes in the fair value of interest rate swaps as income or expense in the current period as incurred, with such amounts included in the interest expense line of the accompanying consolidated and combined statement of operations. The Predecessor Entity's

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

12. Derivative Instruments—Interest Rate Swap Contracts (Continued)

combined statement of operations included approximately $0.4 million loss, $1.3 million loss and $0.6 million gain for the period January 1, 2012, through October 30, 2012, and the years ended December 31, 2011 and 2010, respectively. The Partnership had no derivative instruments as of December 31, 2012.

        The Predecessor Entity was subject to counterparty risk as of December 31, 2012. Counterparty risk is the risk that the counterparty would not have honored its contractual obligations. The ability of the Predecessor Entity to realize the benefit of the derivative contracts was dependent on the creditworthiness of the counterparty, of which was expected to perform in accordance with the terms of the contracts.

13. Motor Fuels Taxes Payable and Accrued Expenses and Other Current Liabilities

Motor Fuels Taxes Payable

        The motor fuels taxes collected on-behalf-of state, local and federal authorities excludes such amounts from sales revenue and cost of goods sold. As of December 31, 2012 and 2011, the fuel tax payable represent amounts due to various state taxing authorities.

Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of the following at (in thousands):

	Consolidated Lehigh Gas Partners LP as of December 31, 2012	Combined Lehigh Gas Entities (Predecessor) as of December 31, 2011
Interest expense	$124	$2,117
Payroll expenses	—	169
Professional fees	436	290
Express Lane working capital payable	1,791	—
Other items, net	948	1,344

Total accrued expenses and other current liabilities	$3,299	$3,920

14. Employer Sponsored Retirement Savings Plan

        The Predecessor Entity sponsors a 401(k) defined contribution plan covering all employees. Participants are permitted to make pre-tax compensation deferral contributions up to established federal limits on aggregate participant contributions. The Predecessor Entity matches 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions up to a maximum of 4% of employee compensation. Discretionary profit-sharing contributions, if any, are determined annually by the Predecessor Entity's Board of Directors. Participants are 100% vested in the Predecessor Entity's employer matching contributions and discretionary profit-sharing contributions

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

14. Employer Sponsored Retirement Savings Plan (Continued)

after 6 years of service, and are 0% and 20% vested after one and two years of service, respectively. Beginning January 1, 2012, the plan moved to a safe harbor match. Included in the selling, general and administrative expenses in the accompanying Combined Statements of Operations are approximately $0.2 million, $0.2 million and $0.2 million, in employer matching contributions for the period January 1, 2012, through October 30, 2012, and for the years ended December 31, 2011 and 2010, respectively. There were no discretionary profit-sharing contributions made under the 401(k) plan for the period January 1, 2012 through October 30, 2012, and the years ended December 31, 2011 and 2010.

        The Predecessor Entity is the employer of substantially all of the personnel who perform services on-behalf-of the Partnership. Accordingly, there is no compensation related expenses for the Partnership.

15. Fair Value Measurements

        The Partnership and the Predecessor Entity measures and reports certain financial and non-financial assets and liabilities on a fair value basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). GAAP specifies a three-level hierarchy that is used when measuring and disclosing fair value. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). An instrument's categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. The following is a description of the three hierarchy levels.

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Active markets are considered to be those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in inactive markets.
Level 3	Unobservable inputs are not corroborated by market data. This category is comprised of financial and non-financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies using significant inputs that are generally less readily observable from objective sources.

        Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the years ended December 31, 2012 or 2011.

        Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

15. Fair Value Measurements (Continued)

        Derivative instruments—The Partnership and the Predecessor Entity execute, from time to time, derivative contracts, such as interest rate swaps, as part of their overall risk management strategies. Any derivatives outstanding are reported at fair value based upon market quotes that are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures. The Partnership and the Predecessor Entity have not changed their valuation techniques or inputs during the years ended December 31, 2012 and 2011. For the Predecessor Entity, at December 31, 2011, the fair value of these derivative instruments was approximately $0.5 million, which was included in other liabilities in the combined balance sheet. The Partnership did not have any derivative instruments as of December 31, 2012.

        For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. See Note 5, Discontinued Operations and Assets Held for Sale, for a discussion of impairment charges to reduce the net book value of assets held for sale to fair value less cost to sell. Such fair value measurements were based on negotiated sales prices, or sales of comparable properties, and represent level 2 measurements.

Financial Instruments

        The fair value of the Partnership and the Predecessor Entity's financial instruments consisting of accounts receivable, accounts payable and debt approximated their carrying value as of December 31, 2012 and 2011.

16. Environmental Liabilities

        The Partnership currently owns or leases properties where refined petroleum products are being or have been handled. These properties and the refined petroleum products handled thereon may be subject to federal and state environmental laws and regulations. Under such laws and regulations, the Partnership could be required to remove or remediate containerized hazardous liquids or associated generated wastes (including wastes disposed of or abandoned by prior owners or operators), to clean up contaminated property arising from the release of liquids or wastes into the environment, including contaminated groundwater, or to implement best management practices to prevent future contamination.

        The Partnership and the Predecessor Entities maintain insurance of various types with varying levels of coverage that is considered adequate under the circumstances to cover operations and properties. The insurance policies are subject to deductibles that are considered reasonable and not excessive. In addition, the Partnership and the Predecessor Entity have entered into indemnification and escrow agreements with various sellers in conjunction with several of their respective acquisitions, as further described below. Allocation of environmental liability is an issue negotiated in connection with each acquisition transactions. In each case, an assessment is made of potential environmental liability exposure based on available information. Based on that assessment and relevant economic and risk factors, a determination is made whether to, and the extent to which it will, assume liability for existing environmental conditions.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

16. Environmental Liabilities (Continued)

        Environmental liabilities related to the contributed sites have not been assigned to the Partnership, and are still the responsibility of certain of the Predecessor Entities. As previously described, the Omnibus Agreement provides that certain of the Predecessor Entities must indemnify the Partnership for any costs or expenses that the Partnership incurs for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the Offering for contributed sites. Certain of the Predecessor Entities are the beneficiary of escrow accounts created to cover the cost to remediate certain environmental liabilities. In addition, certain of the Predecessor entities maintain insurance policies to cover environmental liabilities and/or, where available, participate in state programs that may also assist in funding the costs of environmental liabilities. Certain sites that were contributed to the Partnership, in accordance with the Contribution Agreement have identified as having existing environmental liabilities that are not covered by escrow accounts or insurance policies.

        In connection with the Express Lane Acquisition (see Note 4. Acquisitions) 20 of the acquired sites have been identified by the state of Florida as having potential environmental matters. Of those sites, five have known matters and the remaining 15 are subject to further assessments, of which could be significant. The Partnership recorded an initial environmental liability of $1.2 million, of which $0.6 million is current and $0.6 million is long-term. Of that amount the Partnership is indemnified by third-party escrow funds of $0.3 million and state funds or insurance of $0.9 million.

        The following table presents a summary roll forward of the Predecessor Entity's environmental liabilities, on an undiscounted basis, at December 31, 2012 (in thousands):

Environmental Liability Related to:	Balance at December 31, 2011	Additions 2012	Payments in 2012	Balance at December 31, 2012
Total Environmental Liabilities	$25,819	$834	$4,763	$21,890

        The Predecessor Entity estimates used in these reserves are based on all known facts at the time and its assessment of the ultimate remedial action outcomes. The Predecessor Entity will adjust loss accruals as further information becomes available or circumstances change. Among the many uncertainties that impact the estimates are the necessary regulatory approvals for, and potential modification of, its remediation plans, the amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment and the possibility of existing legal claims giving rise to additional claims.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

16. Environmental Liabilities (Continued)

        A significant portion of the environmental reserves above has a corresponding indemnification asset. These indemnification assets consist primarily of third-party escrowed funds, state funds and insurance coverage. The breakdown of the indemnification assets is as follows (in thousands):

	Combined Lehigh Gas Entities (Predecessor) as of December 31, 2012	Combined Lehigh Gas Entities (Predecessor) as of December 31, 2011
Third-party escrows	$7,988	$10,041
State funds	4,051	5,619
Insurance coverage	6,037	6,821

Total indemnification assets	$18,076	$22,481

        State funds represent probable state reimbursement amounts that would be payable to certain of the Predecessor Entities under state funds. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

17. Partners' Capital

        In connection with the closing of the Offering, pursuant to an agreement with the Selected Lehigh Gas Entities, the Selected Lehigh Gas Entities contributed certain assets, liabilities, operations and/or equity interests (the "Contributed Assets") to the Partnership. In consideration of the Contributed Assets, the Partnership issued and/or distributed to the Selected Lehigh Gas Entities an aggregate: 625,000 Common Units, representing 8.3% of the Common Units outstanding, and 7,525,000 Subordinated Units, representing 100.0% of the Subordinated Units outstanding, which comprise in the aggregate 54.2% of the total Common Units and Subordinated Units outstanding. The Partnership issued 6,900,000 Common Units, inclusive of the underwriter's over-allotment option, in connection with the IPO.

18. Income Taxes

        Lehigh Gas Partners LP is a limited partnership under the Internal Revenue Service Code and, accordingly, earnings or losses, to the extent not included in LGWS, its taxable subsidiary, are included in the tax returns of the individual partners for federal and state income tax purposes. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities, in addition to the allocation requirements related to taxable income under the Partnership Agreement.

        As a limited partnership, Lehigh Gas Partners LP is generally not subject to income tax. However, the Partnership is subject to a statutory requirement that non-qualifying income (including income such as derivative gains from trading activities, service income, tank rentals and others) cannot exceed 10% of total gross income, determined on a calendar year basis under the applicable income tax provisions.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

18. Income Taxes (Continued)

If the amount of its non-qualifying income exceeds this statutory limit, it would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through LGWS, the taxable corporate subsidiary. LGWS is subject to federal and state income tax and pays the income taxes related to the results of its operations. For the period October 31, 2012 through December 31, 2012, the Partnership's non-qualifying income did not exceed the statutory limit.

        LGWS follows the asset and liability method of accounting for income taxes, under which deferred income taxes are recorded based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are received and liabilities settled.

        The components of the federal and state income tax expense (benefit) of LGWS are summarized as follows (in thousands):

Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012
Current expense
Federal	$269
State	73

Total income tax expense	$342

        As of December 31, 2012, the Partnership had deferred income tax assets of $1.4 million, comprised of $0.8 million related to rent and $0.6 million related to property, plant and equipment. The deferred tax assets were fully reserved against with a valuation allowance. Since $1.1 million of deferred tax assets existed at the date of the contribution from the Predecessor Entity, $1.1 million of the valuation allowance was recorded as a charge against Partners' Capital—affiliates. Any reduction in that portion of the valuation allowance will be recorded as a credit to Partners' Capital—affiliates.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

18. Income Taxes (Continued)

        The effective tax rate differs from the statutory rate due primarily to Partnership earnings that are generally not subject to federal and state income taxes at the Partnership level. The rate reconciliation is below:

Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012
Consolidated loss from continuing operations before income taxes	$(1,014)
Loss from continuing operations before income taxes of the Partnership excluding LGWS	(1,037)

Income from continuing operations before income taxes of LGWS	23

Federal income taxes at statutory rate	8
Increase due to:
State income taxes, net of federal income tax benefit	2
Valuation allowance adjustments	332

Total income tax expense	$342

19. Commitments and Contingencies

Purchase Commitments

        The future minimum volume purchase requirements forthcoming in year 2013 under the existing supply agreements are approximate gallons, with a purchase price at prevailing market rates for wholesale distributions. The Partnership and the Predecessor Entity purchased approximately 90.0 million, 431.2 million, 417.8 million and 415.9 million gallons of product under the existing supply agreements for the periods October 31, 2012 through December 31, 2012, and January 1, 2012 through October 30, 2012, and for the years ended December 31, 2011 and 2010, respectively, which included fulfillment of the minimum purchase obligation under these commitments. The following provides total future minimum volume purchase requirements (in thousands of gallons) for the following years (in thousands):

2013	247,143
2014	247,143
2015	244,810
2016	237,893
2017	218,809
Thereafter	2,521,894

Total	3,717,692

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

19. Commitments and Contingencies (Continued)

        In the event for a given contract year the Partnership or the Predecessor Entity fails to purchase the required minimum volume, the underlying third party's exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. Neither the Partnership nor the Predecessor Entity incurred any penalties for the periods presented.

Grocery Guarantee

        In December 2009, the Predecessor Entity entered into an agreement to guarantee amounts owed to a grocery supplier by an affiliated entity. The amount guaranteed as of December 31, 2011 was $1.9 million. No payments have been made under this guarantee. The Partnership was not party to the guarantee.

Legal Actions

        In 2006 and 2007, a Lessee Dealer asserted claims against the Predecessor Entity regarding the improper termination of their franchise relationship. In December 2012, the plaintiff was awarded a settlement of $0.5 million of which the Predecessor Entity recorded as selling, general and administrative expense for the period January 1, 2012 through October 30, 2012.

        In the normal course of business, the Partnership and the Predecessor Entity have and may become involved in legal actions relating to the ownership and operation of their properties and business. No provision has been made in the financials as management concluded that losses from outstanding legal actions are not reasonably possible. In management's opinion, the resolutions of any such pending legal actions are not expected to have a material adverse effect on its combined financial position, results of operations and cash flows. The Partnership and the Predecessor Entity maintain liability insurance on certain aspects of its businesses in amounts deemed adequate by management. However, there is no assurance that this insurance will be adequate to protect them from all material expenses related to potential future claims or these levels of insurance will be available in the future at economically acceptable prices.

Environmental Liabilities

        See Note 16 Environmental Liabilities for a discussion of the Partnership and the Predecessor Entity's environmental liabilities.

20. Related-Party Transactions

        The related party transactions with the Partnership and the Predecessor Entity and other affiliated entities under common control not part of the Predecessor Entity ("Affiliates") are as follows:

Advances to Affiliates

        The Predecessor Entity served as a lender and borrower of funds and a clearinghouse for the settlement of receivables and payables for its Affiliates. Amounts due from Affiliates for these types of transactional activities amounted to $5.9 million at December 31, 2011.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

20. Related-Party Transactions (Continued)

Revenues from Fuel Sales to Affiliates

        The Partnership and the Predecessor Entity sell refined petroleum products to their Affiliates at prevailing market prices at the time of delivery. Revenues and cost of revenues from fuel sales to affiliates are disclosed in the accompanying Consolidated and Combined Statements of Operations.

Mandatorily Redeemable Preferred Equity

        In December 2008, the Predecessor Entity issued non-voting preferred member interests of $12.0 million to certain related individuals. The holders of the preferred interests received semi-annual dividend payments at an increasing coupon rate, not to exceed 18.0%. The initial coupon rate of 9.0% would have increased 3.0% every six months and was capped at 18.0%. In the event of a default, as defined by the preferred interest agreement, the interest rate may have increased to 24.0%.

        At any time following the initial issuance, the Predecessor Entity had the right to repurchase the preferred member interests at a price equal to the initial issuance plus any accrued and unpaid dividends.

        In February 2011, the Predecessor Entity amended the terms under the preferred membership interest agreement. Pursuant to the amendment, the holders of preferred member interest received semi-annual dividend payments at a rate of 12.0% with a default rate of 18.0%. In addition, the holder had the option to request payment of all accrued but unpaid dividends and principal due any time after October 1, 2013. Pursuant to an amendment in May 2012, the interest rate increased to 15.0% for the period from September 1, 2012 through August 31, 2013.

        Dividend payments, including accrued dividends, are recorded as interest expense. For the period January 1, 2012 through October 30, 2012, and the years ended December 31, 2011 and 2010, the Predecessor Entity recorded preferred interest expense of $1.3 million, $1.4 million, and $1.7 million, respectively.

        In September 2012, the Predecessor Entity and the holders entered into an agreement for an aggregate $13.0 million payment to cancel the mandatorily redeemable preferred equity (the cancellation payment), along with payments accrued and unpaid at the applicable rate discussed above. The aggregate cancellation payment includes $12.0 million for the face value of the mandatorily redeemable equity and an additional $1.0 million in consideration for a contractual modification to provide for the early cancellation and redemption of the mandatorily redeemable preferred equity. As the cancellation payment was simultaneous with the Offering, the additional $1.0 million in consideration for early cancellation was accounted for on the Predecessor Entity's combined financial statements in the accounting period corresponding with the closing of the Offering.

        In connection with the Offering, the preferred member interests were paid in full with proceeds from the Offering.

Management Fees

        In accordance with the Omnibus Agreement, the Partnership is required to pay LGC (as previously defined) a management fee, which is initially an amount equal to (1) $420,000 per month plus

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

20. Related-Party Transactions (Continued)

(2) $0.0025 for each gallon of motor fuel the Partnership distributes per month. In addition, and subject to certain restrictions on LGC's ability to incur third-party fees, costs, taxes and expenses, the Partnership is required to reimburse LGC and the General Partner for all reasonable out-of-pocket third-party fees, costs, taxes and expenses incurred by LGC or the General Partner on the Partnership's behalf in connection with providing the services required to be provided by LGC under the Omnibus Agreement. For the period October 31, 2012 through December 31, 2012, the Partnership paid $1.1 million in management fees under the Omnibus Agreement, and are included as contra-expense amounts in the Predecessor Entity selling, general and administrative expenses in the accompanying Consolidated Statement of Income.

        The Predecessor Entity charged management fees to its Affiliates and these amounts are included as contra-expense amounts in selling, general and administrative expenses in the accompanying Combined Statements of Income. The amounts recorded for these management fees were approximately $3.7 million, $2.3 million, and $0 million for the period January 1, 2012 through October 30, 2012, and for the years ended December 31, 2011 and 2010, respectively. These management fees reflected the allocation of certain overhead expenses of the Predecessor Entity and included costs of centralized corporate functions, such as legal, accounting, information technology, insurance and other corporate services. The allocation methods for these costs included: estimates of the costs and level of support attributable to its Affiliates for legal, accounting, and usage and headcount for information technology.

Note Receivable

        In May 2009, the Predecessor Entity received a secured promissory note for $0.2 million from a related party. Pursuant to the terms of the note, the Predecessor Entity is entitled to receive monthly installment payments of principal and interest payments through May 2029 and this note shall bear interest at a fixed rate of 7% per annum. At December 31, 2011, the unpaid principal balance of the note was approximately $0.2 million, and was included in deferred financing fees and other assets in the Combined Balance Sheet. The note receivable was not contributed to the Partnership.

Operating Leases of Gasoline Stations as Lessor

        The Partnership and the Predecessor Entity lease certain gas stations to their Affiliates under cancelable operating leases. The rental income under these agreements totaled $3.2 million, $5.7 million, $7.8 million and $7.2 million for the period October 31, 2012 through December 31, 2012, and the period January 1, 2012 through October 30, 2012, and for the years ended December 31, 2011 and 2010, respectively.

Operating Leases of Gasoline Stations as Lessee

        The Partnership and the Predecessor Entity lease certain gas stations from their Affiliates under cancelable operating leases. Total expenses incurred under these agreements totaled $0.2 million, $0.6 million, $0.6 million and $0.6 million for the periods October 31, 2012 through December 31, 2012, and the period January 1, 2012 through October 30, 2012, and for the years ended December 31, 2011 and 2010, respectively.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

21. Interim Financial Results (unaudited, in thousands, except per unit data)

	Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from October 1 to October 30, 2012	Combined Lehigh Gas Entities (Predecessor) Third Quarter 2012(2)(3)	Combined Lehigh Gas Entities (Predecessor) Second Quarter 2012(2)(4)	Combined Lehigh Gas Entities (Predecessor) First Quarter 2012(2)
Revenues:
Revenues from fuel sales	$161,319	$88,664	$270,598	$299,647	$276,332
Revenues from fuel sales to affiliates	145,168	68,856	230,754	186,762	134,767
Rental income	1,950	1,068	3,184	2,971	3,113
Rental income from affiliates	3,228	720	2,090	1,047	1,851
Revenues from retail merchandise and other	—	4	3	4	3

Total revenues	311,665	159,312	506,629	490,431	416,066
Costs and Expenses:
Cost of revenues from fuel sales	156,815	85,550	265,380	291,630	271,661
Cost of revenues from fuel sales to affiliates	139,736	67,722	226,274	183,208	132,167
Cost of revenues for retail merchandise and other	—	—	—	—	—
Rent expense	2,045	1,237	3,464	2,795	2,067
Operating expenses	541	(288)	1,824	1,466	1,732
Depreciation and amortization	2,551	1,782	3,536	3,726	4,729
Selling, general and administrative expenses(1)	9,676	(4,469)	3,722	5,267	5,291
Gain on sale of assets	(471)	—	(146)	(1,892)	(1,081)

Total costs and operating expenses	310,893	151,534	504,054	486,200	416,566

Operating income (loss)	772	7,778	2,575	4,231	(500)
Interest expense, net	(1,926)	(1,088)	(3,388)	(3,501)	(3,392)
Loss on extinguishment of debt	—	(571)	—	—	—
Other income (expense), net	140	(776)	372	347	718

(Loss) Income from continuing operations	(1,014)	5,343	(441)	1,077	(3,174)
Income tax expense from continuing operations	342	—	—	—	—
Income (loss) from discontinued operations	—	9	(9)	169	140

Net (loss) income	$(1,356)	$5,352	$(450)	$1,246	$(3,034)

Limited partners' interest in net loss from continuing operations	$(1,356)	n/a	n/a	n/a	n/a
Net loss allocated to common units	$(678)
Net loss allocated to subordinated units	$(678)
Net loss per common unit—basic and diluted	$(0.09)
Net loss per subordinated unit—basic and diluted	$(0.09)

(1)
The net credit to the selling, general and administrative expenses for the period from October 1, 2012 to October 30, 2012, for the Predecessor Entity resulted from the reimbursement from the Partnership, upon the closing date of the IPO, for the Offering costs paid by the Predecessor Entity, partially offset by expenses incurred by the Predecessor Entity during that period.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

21. Interim Financial Results (unaudited, in thousands, except per unit data) (Continued)

(2)
The results of operations for the first, second, and third quarters of 2012 have been revised from those previously reported for retrospective revisions in discontinued operations.

(3)
Revenues from fuel sales and cost of revenues from fuel sales were revised from amounts previously reported for an adjustment related to the classification motor fuel taxes, with both line items increased by $34.8 million. Revenues from fuel sales to affiliates and cost of revenues from fuel sales to affiliates were revised from amounts previously reported for an adjustment related to the classification of motor fuel taxes, with both line items increased by $29.5 million.

(4)
Revenues from fuel sales and cost of revenues from fuel sales were revised from amounts previously reported for an adjustment related to the classification motor fuel taxes, with both line items increased by $29.1 million.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

For the Periods October 31, 2012, through December 31, 2012, and
January 1, 2012, through October 30, 2012, and
the Years Ended December 31, 2011 and 2010

21. Interim Financial Results (unaudited, in thousands, except for per unit data) (Continued)

	Combined Lehigh Gas Entities (Predecessor) Total 2011	Combined Lehigh Gas Entities (Predecessor) Fourth Quarter 2011	Combined Lehigh Gas Entities (Predecessor) Third Quarter 2011	Combined Lehigh Gas Entities (Predecessor) Second Quarter 2011	Combined Lehigh Gas Entities (Predecessor) First Quarter 2011
Revenues:
Revenues from fuel sales	$1,236,644	$277,705	$330,411	$346,887	$281,641
Revenues from fuel sales to affiliates	365,106	166,029	58,168	85,078	55,831
Rental income	12,633	3,303	3,288	3,053	2,989
Rental income from affiliates	7,792	2,323	1,959	1,758	1,752
Revenues from retail merchandise and other	1,389	339	400	358	292

Total revenues	1,623,564	449,699	394,226	437,134	342,505
Costs and Expenses:
Cost of revenues from fuel sales	1,204,440	263,503	327,403	337,715	275,819
Cost of revenues from fuel sales to affiliates	359,005	170,282	50,473	83,277	54,973
Cost of revenues for retail merchandise and other	1,066	263	311	264	228
Rent expense	9,402	2,416	2,458	2,385	2,143
Operating expenses	6,608	1,859	1,468	1,871	1,410
Depreciation and amortization	11,996	3,503	3,086	2,855	2,552
Selling, general and administrative expenses	12,709	2,848	3,037	3,742	3,082
(Gain) loss on sale of assets	(3,188)	(1,573)	17	(928)	(704)

Total costs and operating expenses	1,602,038	443,101	388,253	431,181	339,503

Operating income	21,526	6,598	5,973	5,953	3,002
Interest expense, net	(12,082)	(2,439)	(3,109)	(4,772)	(1,762)
Other income, net	1,245	518	290	123	314

Income from continuing operations	10,689	4,677	3,154	1,304	1,554
(Loss) income from discontinued operations	(779)	36	19	14	(848)

Net income	$9,910	$4,713	$3,173	$1,318	$706

(1)
The results of operations have been revised from those previously reported for retrospective revisions in discontinued operations.

22. Subsequent Events

        On January 17, 2013, the Partnership declared a quarterly cash distribution of $0.2948 per Common and Subordinated Unit. This cash distribution represents a prorated amount that, on an equivalent, full-quarter basis, would be equal to the minimum quarterly distribution of $0.4375 per unit per quarter ($1.75 per unit on an annualized basis). This prorated amount corresponds to the periods from the Offering closing date through December 31, 2012. The cash distribution was subsequently paid February 15, 2013.

        On March 15, 2013, the Partnership issued 446,420 phantom units under the Lehigh Gas Partners LP 2012 Incentive Award Plan. Each phantom unit is the equivalent common unit representing a limited partner interest in the Partnership. These phantom units will vest in equal, one-third installments on each of March 15, 2014, March 15, 2015 and March 15, 2016.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Lehigh Gas Partners LP
For the Period October 31, 2012 through December 31, 2012, the period January 1, 2012 through October 30, 2012, and the for the Years ended December 31, 2011 and 2010

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Recoveries	Write Offs	Balance at End of Period
October 31, 2012 through December 31, 2012(Partnership)
Allowance for doubtful accounts—accounts receivable	$—	$—	$—	$—	$—	$—
Valuation allowance—deferred tax assets(1)	$—	$332	$1,074	$—	$—	$1406

January 1, 2012 through October 30, 2012(Predecessor)
Allowance for doubtful accounts—accounts receivable	$37	$87	$—	$—	$—	$124
Year ended December 31, 2011(Predecessor)
Allowance for doubtful accounts—accounts receivable	$90	$99	$—	$—	$152	$37
Year ended December 31, 2010(Predecessor)
Allowance for doubtful accounts—accounts receivable	$320	$76	$—	$—	$306	$90

(1)
Upon the contribution from the Predecessor Entity, which was a non-taxable entity, to the Partnership, which has a wholly owned taxable subsidiary, a valuation allowance was recorded to fully reserve against the deferred tax assets recorded for the temporary differences between book and tax bases in the net liabilities contributed. As such, the valuation allowance recorded at the time of the contribution was charged against the Partners' Capital—affiliates account of the Partnership.

EXHIBIT INDEX

2.1		Merger, Contribution, Conveyance and Assumption Agreement, dated October 30, 2012, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC, John B. Reilly, III, Joseph V. Topper, Jr. and certain of their affiliates (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on October 30, 2012 (File No. 001-35711))

2.2		Asset Purchase Agreement, dated November 30, 2012, by and among Dunmore Oil Company, Inc., JoJo Oil Company, Inc., Lehigh Gas Partners LP, and, for limited purposes, Joseph Gentile, Jr. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on December 5, 2012 (File No. 001-35711))

2.3		First Amendment to Asset Purchase Agreement, dated December 4, 2012, by and among Dunmore Oil Company, Inc., JoJo Oil Company, Inc. and Lehigh Gas Partners LP (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on December 5, 2012 (File No. 001-35711))

2.4	*	Second Amendment to Asset Purchase Agreement, dated December 13, 2012, by and among Dunmore Oil Company, Inc., JoJo Oil Company, Inc. and Lehigh Gas Partners LP, as agent for and for the exclusive benefit of its permitted nominee or its permitted assigns

2.5	*	Third Amendment to Asset Purchase Agreement, dated December 20, 2012, by and among Dunmore Oil Company, Inc., JoJo Oil Company, Inc., Lehigh Gas Partners LP and LGP Realty Holdings LP, as agent for and for the exclusive benefit of its permitted nominee or its permitted assigns

2.6		Stock Purchase Agreement, dated December 21, 2012, by and among Lehigh Gas Wholesale Services Inc., James E. Lewis, Jr., Lida N. Lewis, James E. Lewis, III and Reid D. Lewis (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on December 26, 2012 (File No. 001-35711))

2.7		Purchase and Sale Agreement, dated December 21, 2012, by and between Express Lane, Inc. and LGP Realty Holdings LP (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on December 26, 2012 (File No. 001-35711))

3.1		Certificate of Limited Partnership of Lehigh Gas Partners LP (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 for Lehigh Gas Partners LP, filed on May 11, 2012 (File No. 333-181370))

3.2		First Amended and Restated Agreement of Limited Partnership of Lehigh Gas Partners LP, dated October 30, 2012, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC and Lehigh Gas Corporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed October 30, 2012 (File No. 001-35711))

10.1		Second Amended and Restated Credit Agreement, dated October 30, 2012, by and among Lehigh Gas Partners LP, Keybank National Association, RBS Citizens, N.A., Citizens Bank of Pennsylvania, Sovereign Bank, Wells Fargo Bank, National Association and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on October 30, 2012 (File No. 001-35711))

10.2		Omnibus Agreement, dated October 30, 2012, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC, Lehigh Gas Corporation, Lehigh Gas—Ohio, LLC and Joseph V. Topper, Jr. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on October 30, 2012 (File No. 001-35711))

10.3		Registration Rights Agreement, dated October 30, 2012, by and among Lehigh Gas Partners LP, Joseph V. Topper, Jr., John B. Reilly, III, Lehigh Gas Corporation and certain of their affiliates (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on October 30, 2012 (File No. 001-35711))

10.4		PMPA Franchise Agreement, dated October 30, 2012, by and between Lehigh Gas Wholesale LLC and Lehigh Gas—Ohio, LLC (Supply Agreement with Lehigh Gas—Ohio, LLC) (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on October 30, 2012 (File No. 001-35711))

10.5		Lehigh Gas Partners LP 2012 Incentive Award Plan (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-1 for Lehigh Gas Partners LP, filed on August 10, 2012 (File No. 333-181370))

10.6	(a)	Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Phantom Units (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 for Lehigh Gas Partners LP, filed on October 4, 2012 (File No. 333-181370))

10.6	(b)*	Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Phantom Units granted to executive officers on March 15, 2013

21.1	*	List of Subsidiaries of Lehigh Gas Partners LP

23.1	*	Consent of Grant Thornton LLP

31.1	*	Certification of Principal Executive Officer of Lehigh Gas GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of Principal Financial Officer of Lehigh Gas GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	†	Certification of Principal Executive Officer of Lehigh Gas GP LLC pursuant to 18 U.S.C. §1350

32.2	†	Certification of Principal Financial Officer of Lehigh Gas GP LLC pursuant to 18 U.S.C. §1350

101.INS	††	XBRL Instance Document

101.SCH	††	XBRL Taxonomy Extension Schema Document

101.CAL	††	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	††	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	††	XBRL Taxonomy Extension Definition Linkbase Document

*
Filed herewith

†
Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

††
Pursuant to Rule 406T of Regulation S-T, the documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

2