Form 10-Q
period 2013-03-31
Lehigh Gas Partners LP
filed 2013-05-14
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 10, 2013, there were 7,526,044 common units and 7,525,000 subordinated units representing limited partner interests outstanding.

LEHIGH GAS PARTNERS LP

FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets for Lehigh Gas Partners LP as of March 31, 2013, and December 31, 2012		4
Unaudited Condensed Consolidated Statement of Operations for Lehigh Gas Partners LP for the Three Months Ended March 31, 2013 and Unaudited Condensed Combined Statement of Operations for Lehigh Gas Entities (Predecessor) for the Three Months Ended March 31, 2012		5
Unaudited Condensed Consolidated Statement of Partners’ Capital and Comprehensive Income for Lehigh Gas Partners LP for the Three Months Ended March 31, 2013		6
Unaudited Condensed Consolidated Statement of Cash Flows for Lehigh Gas Partners LP for the Three Months Ended March 31, 2013 and Unaudited Combined Statement of Cash Flows for Lehigh Gas Entities (Predecessor) for the Three Months Ended March 31, 2012		7
Unaudited Notes to Condensed Consolidated Financial Statements of Lehigh Gas Partners LP as of and for the Three Months Ended March 31, 2013 and Combined Financial Statements of Lehigh Gas Entities (Predecessor) as of and for the Three Months Ended March 31, 2012		9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49

Item 4.	Controls and Procedures	50

PART II.	OTHER

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3.	Default Upon Senior Securities	52

Item 4.	Mine Safety Disclosures	52

Item 5.	Other Information	52

Item 6.	Exhibits	52

Signatures		53

Explanatory Note

On October 30, 2012 (the “Closing Date”), Lehigh Gas Partners LP (the “Partnership”) completed its initial public offering of a total of 6,000,000 common units representing limited partner interests (“Common Units”), and on November 9, 2012 issued an additional 900,000 Common Units pursuant to the full exercise by the underwriters (the “Underwriters”) of their over-allotment option, all at a price of $20.00 per unit (the “Offering”). The Partnership received aggregate net proceeds of $125.7 million from the sale of the units, net of underwriting discounts and structuring fees, and $2.6 million of Offering related expenses. Of this amount, approximately $36.7 million, including $16.7 million of net proceeds resulting from the exercise of the over-allotment were distributed to Joseph V. Topper, Jr., the Chief Executive Officer of the Partnership, and to certain of Mr. Topper’s affiliates and family trusts, and John B. Reilly, III, a member of the board of directors of the general partner of the Partnership.

References in this Quarterly Report to “our Predecessor” or “Predecessor Entity” refer to the portion of the business of Lehigh Gas Corporation, or “LGC,” and its subsidiaries and affiliates contributed to Lehigh Gas Partners LP in connection with the Offering. Unless the context requires otherwise, references in this Quarterly Report  to “Lehigh Gas Partners LP,” “we,” “our,” “us,” or like terms, when used in the context of the periods following the completion of the Offering refer to Lehigh Gas Partners LP and its subsidiaries and, when used in the context of the periods prior to the completion of the Offering, refer to the portion of the business of our Predecessor, the wholesale distribution business of Lehigh Gas—Ohio, LLC and real property and leasehold interests contributed to us in connection with the Offering by Joseph V. Topper, Jr., the Chief Executive Officer and the Chairman of the board of directors of our general partner and/or his affiliates.

References to “our General Partner” or “Lehigh Gas GP” refer to Lehigh Gas GP LLC, the General Partner of Lehigh Gas Partners LP and a wholly owned subsidiary of LGC. References to “LGO” refer to Lehigh Gas—Ohio, LLC, an entity managed by Joseph V. Topper, Jr. All of LGO’s wholesale distribution business was contributed to us in connection with the Offering. References to the “Topper Group” refer to Joseph V. Topper, Jr., collectively with those of his affiliates and family trusts that have ownership interests in our Predecessor. A trust of which Joseph V. Topper, Jr. is a trustee owns all of the outstanding stock of LGC. The Topper Group, including LGC, holds a significant portion of the limited partner interests in us. Through his control of LGC, Joseph V. Topper, Jr. controls our General Partner.

Unless otherwise indicated, the financial results contained in this Quarterly Report contain the unaudited condensed consolidated financial results of the Partnership for the three months ended March 31, 2013, and the unaudited condensed combined financial results for the Predecessor Entity for the three months ended March 31, 2012.

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

PART I — Financial Information

Item 1. Financial Statements

Lehigh Gas Partners LP

Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands, except unit and per unit data)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$8	$4,768
Accounts receivable, less allowance for doubtfull accounts of $60 and $0 at March 31, 2013 and December 31, 2012, respectively	2,536	3,700
Accounts receivable from affiliates	21,353	8,112
Environmental indemnification asset—current portion	636	591
Assets held for sale	2,171	1,615
Other current assets	2,209	2,147
Total current assets	28,913	20,933
Property and equipment, net	238,947	243,022
Intangible assets, net	34,354	35,602
Environmental indemnification asset—noncurrent portion	541	586
Deferred financing fees, net and other assets	11,139	10,031
Goodwill	5,636	5,636
Total assets	$319,530	$315,810
Liabilities and partners’ capital
Current liabilities:
Lease financing obligations - current portion	$2,462	$2,187
Accounts payable	16,469	14,238
Motor fuel taxes payable	9,513	9,455
Income taxes payable	438	342
Environmental reserve—current portion	636	591
Accrued expenses and other current liabilities	4,667	3,299
Total current liabilities	34,185	30,112
Long-term debt	183,751	183,751
Lease financing obligations	73,147	73,793
Environmental reserve	541	586
Other liabilities	14,020	13,023
Total liabilities	305,644	301,265
Commitments and contingencies (Note 17)
Partners’ capital:
Limited Partners’ Interest
Common units—public (6,901,044 and 6,900,000 units issued and outstanding at March 31, 2013, and December 31, 2012, respectively)	124,802	125,093
Common units—affiliates (625,000 units issued and outstanding at March 31, 2013, and December 31, 2012, respectively)	(42,427)	(42,399)
Subordinated units—affiliates (7,525,000 units issued and outstanding at March 31, 2013, and December 31, 2012, respectively)	(68,489)	(68,149)
General Partner’s Interest	—	—
Total partners’ capital	13,886	14,545
Total liabilities and partners’ capital	$319,530	$315,810

The accompanying unaudited notes are an integral part of these Unaudited
Condensed Consolidated and Combined Financial Statements.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

Condensed Consolidated and Combined Statements of Operations

for the Three Months Ended March 31, 2013

(unaudited)

(Amounts in thousands, except unit and per unit data)

	Lehigh Gas Partners LP Consolidated for the Three Months Ended March 31, 2013	Lehigh Gas Entities (Predecessor) Combined for the Three Months Ended March 31, 2012
Revenues:
Revenues from fuel sales	$218,304	$276,332
Revenues from fuel sales to affiliates	242,865	134,767
Rent income	3,352	3,113
Rent income from affiliates	6,917	1,851
Revenues from retail merchandise and other	—	3
Total revenues	471,438	416,066
Costs and Expenses:
Cost of revenues from fuel sales	214,204	271,661
Cost of revenues from fuel sales to affiliates	236,699	132,167
Rent expense	3,884	2,067
Operating expenses	810	1,732
Depreciation and amortization	4,839	4,729
Selling, general and administrative expenses	3,917	5,291
(Gain) on sales of assets	—	(1,081)
Total costs and operating expenses	464,353	416,566
Operating income (loss)	7,085	(500)
Interest expense, net	(3,389)	(3,392)
Other income, net	504	718
Income (loss) from continuing operations before income taxes	4,200	(3,174)
Income tax expense from continuing operations	443	—
Income (loss) from continuing operations after income taxes	3,757	(3,174)
Income from discontinued operations	—	140
Net income (loss) and comprehensive income (loss)	$3,757	$(3,034)
Limited partners’ interest in net income from continuing operations after income taxes	$3,757	n/a
Net income allocated to common units	$1,879
Net income allocated to subordinated units	$1,878
Net income per common unit—basic and diluted	$0.250
Net income per subordinated unit—basic and diluted	$0.250
Weighted average limited partners’ units outstanding
Common units—basic and diluted	7,525,858
Subordinated units—basic and diluted	7,525,000

The accompanying unaudited notes are an integral part of these Unaudited

Condensed Consolidated and Combined Financial Statements.

Lehigh Gas Partners LP

Condensed Consolidated Statement of Partners’ Capital

and Comprehensive Income

(unaudited)

(Amounts in thousands, except unit data)

	Limited Partners’ Interest
	Common Unitholders— Public		Common Unitholders— Affiliates		Subordinated Unitholders— Affiliates		General Partner’s Interest	Partners’
December 31, 2012	Units	Dollars	Units	Dollars	Units	Dollars	Dollars	Capital
Balance, December 31, 2012	6,900,000	$125,093	625,000	$(42,399)	7,525,000	$(68,149)	$—	$14,545
Units issued for board of directors compensation	1,044	21	—	—	—	—	—	21
Net income and comprehensive income	—	1,723	—	156	—	1,878	—	3,757
Distributions paid	—	(2,035)	—	(184)	—	(2,218)	—	(4,437)
Balance, March 31, 2013	6,901,044	$124,802	625,000	$(42,427)	7,525,000	$(68,489)	$—	$13,886

The accompanying unaudited notes are an integral part of these Unaudited

Condensed Consolidated and Combined Financial Statements.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

Condensed Consolidated and Combined Statements of Cash Flows(unaudited)

(Amounts in thousands)

	Lehigh Gas Partners LP Consolidated for the Three Months Ended March 31, 2013	Lehigh Gas Entities (Predecessor) Combined for the Three Months Ended March 31, 2012
Cash Flows Related to Operating Activities
Net income (loss)	$3,757	$(3,034)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	4,839	4,747
Accretion of interest	10	—
Amortization of debt discount	—	231
Amortization of deferred financing fees	614	160
Amortization of (above) below market leases, net	(49)	(44)
(Gain) on sales of assets	—	(1,204)
Provision for losses on doubtful accounts	60	24
Equity incentive compensation expense	161	—
Changes in certain assets and liabilities:
Accounts receivable	1,104	(100)
Accounts receivable from affiliates	(13,241)	(6,041)
Inventories	—	(34)
Environmental indemnification asset	—	325
Other current assets	(61)	(105)
Other assets	161	1,897
Accounts payable	2,231	8,799
Accrued expenses and other current liabilities	1,228	(268)
Motor fuel taxes payable	58	1,228
Income taxes payable	96	—
Environmental reserves	—	(521)
Other long-term liabilities	(693)	(1,686)
Net cash flows provided by operating activities	275	4,374
Cash Flows Related to Investing Activities
Proceeds from sale of property and equipment	—	2,780
Purchases of property and equipment	(83)	(687)
Principal payments received on notes receivable	16	—
Cash paid in connection with acquisitions, net of cash acquired	(160)	(500)
Net cash flows (used in) provided by investing activities	(227)	1,593

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor

Condensed Consolidated and Combined Statements of Cash Flows

(unaudited)

Continued

Cash Flows Related to Financing Activities
Borrowings under swingline line-of-credit	21,663	—
Repayments of borrowings under swingline line-of-credit	(21,663)	—
Proceeds from long term debt	—	9,500
Repayment of long term debt	—	(9,102)
Repayment of lease financing obligations	(371)	(1,093)
Payment of deferred financing fees	—	(117)
Distributions paid on common and subordinated units	(4,437)	—
Advances to affiliates	—	(4,448)
Contributions from owners	—	1,339
Distributions to members	—	(2,523)
Net cash flows used in financing activities	(4,808)	(6,444)
Net idecrease in cash and cash equivalents	(4,760)	(477)
Cash and Cash Equivalents
Beginning of period	4,768	2,082
End of period	$8	$1,605

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,760	$4,384
Cash paid for income taxes	$357	—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Non-cash lessor indirect costs incurred and deferred rent income recorded related to new lease transaction between affiliate and unrelated third-party
Total assets	$1,900	$—
Total liabilities	$(1,900)	$—
Non-cash transfer of assets and liabilities from Predecessor Entity to Affiliate
Total assets	$—	$588
Total liabilities	$—	$(588)

The accompanying unaudited notes are an integral part of these Unaudited

Condensed Consolidated and Combined Financial Statements.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

Notes to Condensed Consolidated and Combined Financial Statements

As of and for the Three Months Ended March 31, 2013

(unaudited)

1. Organization and Basis of Presentation

The unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2013, are comprised of the Partnership which is a Delaware master limited partnership, and the Partnership’s wholly-owned subsidiaries. The Partnership was formed in December 2011 by Lehigh Gas GP LLC, a Delaware limited liability corporation, also formed in December 2011, to act as the General Partner to the Partnership. The Partnership engages in the wholesale distribution of motor fuels, consisting primarily of gasoline and diesel fuels, and owns and leases real estate used in the retail distribution of motor fuels.

References to the unaudited condensed combined financial statements to “the Predecessor” or “Predecessor Entity” refer to the portion of the business of Lehigh Gas Corporation (“LGC”) and its subsidiaries and affiliates under common control (Energy Realty OP LP, EROP-Ohio Holdings, LLC, Lehigh-Kimber Petroleum Corporation, Lehigh-Kimber Realty, LLC, Kwik Pik-Ohio LLC and Kwik Pik Realty-Ohio LLC, which are collectively referred to as the “Lehigh Gas Entities”) that were contributed to the Partnership in connection with the Offering (the “Contributed Assets”). All of the Contributed Assets were recorded at historical cost as this transaction was considered to be a reorganization of entities under common control. The Partnership issued Common Units and Subordinated Units to the shareholders, or their assigns, of the Predecessor Entity in consideration of their transfer of the Contributed Assets to the Partnership.

Accordingly, the accompanying unaudited condensed consolidated and combined financial statements are presented in accordance with SEC requirements for predecessor financial statements, which include the financial results of both the Partnership and the Predecessor Entity. The results of operations contained in the unaudited condensed financial statements include the Partnership’s consolidated financial results for the three months ended March 31, 2013 and the Predecessor Entity’s combined financial results for the three months ended March 31, 2012. The unaudited condensed consolidated balance sheets present the financial position of the Partnership as of March 31, 2013, and December 31, 2012.

The unaudited condensed consolidated financial statements include the accounts of the Partnership and all of its subsidiaries. The Partnership’s operations are principally conducted by the following consolidated wholly owned subsidiaries:

•                  Lehigh Gas Wholesale, LLC (“LGW”), a Delaware limited liability company, which distributes motor fuels;

•                  LGP Realty Holdings, LP (“LGPR”), a Delaware limited partnership, which functions as the property holding company of the Partnership; and,

•                  Lehigh Gas Wholesale Services, Inc. (“LGWS”), a Delaware corporation, which owns and leases (or leases and sub-leases) real estate and personal property, used in the retail distribution of motor fuels as well as provides maintenance and other services to lessee dealers and other customers (including Lehigh Gas Ohio LLC (“LGO”)).

As a result of the contribution of the Contributed Assets in connection with the Offering, the Partnership is engaged in substantially the same business and revenue generating activities as the Predecessor Entity, principally: (i) distributing motor fuels (using unrelated third-party transportation services providers)—on a wholesale basis to sub-wholesalers, independent dealers, lessee dealers, LGO, and others, and (ii) owning or leasing locations and, in turn, generating rental income from the lease or subleases of the locations to third-parties or LGO.

Interim Financial Statements

The accompanying interim condensed Partnership consolidated and Predecessor combined financial statements and related disclosures are unaudited and have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) on the same basis as the corresponding audited consolidated and combined financial statements for the year ended December 31, 2012, and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Partnership’s financial position as of March 31, 2013, and the results of its operations, and cash flows for the periods presented. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC’s rules and regulations for interim financial statements. These unaudited condensed consolidated and combined financial statements should be read in conjunction with the corresponding audited Partnership consolidated and Predecessor combined financial statements and accompanying notes for the year ended December 31, 2012, included in our Annual Report on Form 10-K, filed with the SEC on March 28, 2013.

Significant Accounting Policies

The Partnership and the Predecessor Entity’s significant accounting policies are disclosed in the audited consolidated and combined financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC on March 28, 2013. Since the date of those financial statements, there have been no changes to the Partnership’s significant accounting policies.

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

The following table presents the Partnership and the Predecessor Entity’s products as a percentage of total sales for the following periods:

	Lehigh Gas Partners LP Consolidated for the Three Months Ended March 31, 2013	Lehigh Gas Entities (Predecessor) Combined for the Three Months Ended March 31, 2012
Gasoline	93.2%	93.6%
Diesel fuel	6.6%	6.3%
Other	0.2%	0.1%
Total	100.0%	100.0%

Cost of Revenues from Fuel Sales

The Partnership and the Predecessor Entity include all costs incurred to acquire wholesale fuel, including the costs of purchasing and transporting inventory to the wholesale customers, in the cost of revenue from fuel sales. Cost of revenues from fuel sales does not include any depreciation of property and equipment. Depreciation is separately classified in the statements of operations. Total cost of revenues from fuel sales of suppliers who accounted for 10% or more of total cost of revenues from fuel sales for the periods presented are as follows:

	Lehigh Gas Partners LP Consolidated for the Three Months Ended March 31, 2013	Lehigh Gas Entities (Predecessor) Combined for the Three Months Ended March 31, 2012
ExxonMobil	42.0%	40.1%
Motiva Enterprises	13.8%	22.1%
BP Products	26.6%	22.6%

Comprehensive Income

The Partnership has no transactions which affect comprehensive income and, accordingly, comprehensive income (loss) equals net income (loss) for all periods presented.

2. Initial Public Offering

As noted above, on October 24, 2012, the Partnership’s Registration Statement was declared effective by the SEC, and on October 25, 2012, the Partnership’s Common Units began trading on the New York Stock Exchange under the symbol “LGP” (NYSE: LGP).

On the Closing Date, the Partnership completed its Offering of 6,000,000 Common Units at a price of $20.00 per unit, and on November 9, 2012, issued an additional 900,000 Common Units also at a price of $20.00 per unit pursuant to the full exercise by the underwriters of their over-allotment option. The Partnership received net proceeds of $125.7 million from the sale, net of underwriting discounts and structuring fees and $2.6 million of Offering expenses. Of this amount, approximately $36.7 million, including $16.7 million of net proceeds resulting from the exercise of the over-allotment, were distributed to Joseph V. Topper, Jr., the Chief Executive Officer of the Partnership, and to certain of Mr. Topper’s affiliates and family trusts, and John B. Reilly, III, a member of the board of directors of the General Partner of the Partnership.

The net proceeds of the Offering, retained by the Partnership, were applied to (a) the repayment of approximately $57.8 million of indebtedness outstanding under the Partnership Credit Facility (as defined herein), which was drawn on the Closing Date and applied on such date to the repayment in full of the indebtedness then outstanding under the Predecessor Credit Facility (as defined herein); (b) the repayment in full of $14.3 million aggregate principal amount in outstanding mortgage notes; (c) the payment of $13.0 million (inclusive of a $1.0 million cancellation fee discussed herein) to entities owned by adult children of Warren S. Kimber, Jr., a director of the General Partner, as consideration for the cancellation of mandatorily redeemable preferred interests of the Predecessor owned by these entities, and an additional $0.5 million in payment of accrued but unpaid dividends on the mandatorily redeemable preferred interests; and, (d) the distribution of an aggregate of $20.0 million cash to certain of the Topper Group parties as reimbursement for certain capital expenditures made by the Topper Group parties with respect to the assets they contributed, and /or consideration for the purchase of all of the assets of one or more of the entities contributed to the Partnership in connection with the Offering.

In connection with the closing of the Offering, pursuant to an agreement with the Lehigh Gas Entities, the Lehigh Gas Entities contributed certain assets, liabilities, operations and /or equity interests (the “Contributed Assets”) to the Partnership (the “Contribution Agreement”). In consideration of the Contributed Assets, the Partnership issued and /or distributed to the Selected Lehigh Gas Entities an aggregate: 625,000 Common Units, representing 8.3% of the Common Units outstanding, and 7,525,000 Subordinated Units, representing 100% of the Subordinated Units outstanding, which comprise in the aggregate 54.1% of the total Common Units and Subordinated Units outstanding.

Also, in connection with the closing of the Offering, the Partnership entered into an Omnibus Agreement (the “Omnibus Agreement”) by and among the Partnership, the General Partner, LGC, LGO and, for limited purposes, Joseph V. Topper, Jr. (“Topper”). Topper is the Chief Executive Officer and Chairman of the Board of Directors of the General Partner.

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

The Partnership is required to pay LGC a management fee, which is initially an amount equal to (1) $420,000 per month plus (2) $0.0025 for each gallon of motor fuel the Partnership distributes per month (see Note 18). In addition, and subject to certain restrictions on LGC’s ability to incur third-party fees, costs, taxes and expenses, the Partnership is required to reimburse LGC and the General Partner for all reasonable out-of-pocket third-party fees, costs, taxes and expenses incurred by LGC or the General Partner on the Partnership’s behalf in connection with providing the services required to be provided by LGC under the Omnibus Agreement. The Omnibus Agreement provides for an annual review of the management fees, and may be adjusted accordingly.

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

The Omnibus Agreement also provides for certain indemnification obligations between LGC and the Partnership, which is inclusive of the Predecessor Entity’s environmental liabilities.

3. Acquisitions

In evaluating potential acquisition candidates, the Partnership considers a number of factors, including strategic fit, desirability of location, purchase price, and the ability to improve the productivity and profitability of a location and/or wholesale fuel supply agreement or distribution rights through the implementation of improved operating strategies. The ability to create accretive financial results and/or operational efficiencies due to the relative operational scale and /or geographic concentration, among other strategic factors, may result in a purchase price in excess of the fair value of identifiable assets acquired and liabilities assumed, resulting in the recognition of goodwill. The Partnership strives to make acquisitions accretive to partners’ capital and provide a reasonable long-term return on investment. Goodwill recorded in connection with these acquisitions is primarily attributable to the estimated synergies and enhanced revenue opportunities.

With respect to the Dunmore Asset Purchase (as defined herein) acquisition, the Partnership concluded the historical balance sheet and operating information concerning this acquisitions would not be meaningful to investors as the Partnership fundamentally changed the nature of the revenue producing assets acquired from the manner in which they were used by its seller. Thus, presenting historical financial information regarding the acquisition may mislead investors.

Dunmore Asset Purchase Agreement Acquisition

On December 21, 2012, the Partnership completed (the “Dunmore Closing”) its acquisition of certain assets of Dunmore Oil Company, Inc. and JoJo Oil Company, Inc. (together, the “Dunmore Sellers”) as contemplated by the Asset Purchase Agreement, as amended (the “Dunmore Purchase Agreement”), by and among the Partnership, a subsidiary of the Partnership, the Dunmore Sellers, and, for limited purposes, Joseph Gentile, Jr. Pursuant to the Dunmore Purchase Agreement, the Dunmore Sellers sold to the Partnership all of the assets (collectively, the “Dunmore Assets”) held and used by the Dunmore Sellers in connection with their gasoline and diesel retail outlet business and their related convenience store business (the “Dunmore Retail Business”). In connection with this transaction, the Partnership acquired the real estate of 24 motor fuel service stations, 23 of which are fee simple interests and one of which is a leasehold interest.

LGO leases the sites from the Partnership and operates the Dunmore Retail Business. In addition, as contemplated by the Dunmore Purchase Agreement, certain of the non-qualified income generating Dunmore Assets and certain non-qualified liabilities of the Dunmore Sellers were assigned by the Partnership to LGO. LGO paid the Partnership $0.5 million for advanced rent payments. The Dunmore Sellers are permitted to continue to operate certain portions of their business relating to sales of heating oil, propane and unbranded motor fuels.

Pursuant to the PMPA Franchise Agreement (the “Franchise Agreement”) by and between LGO and LGW, the Partnership is the exclusive distributor of motor fuels to all sites operated by LGO in connection with the Dunmore Retail Business. In addition, the Partnership leases these sites to LGO pursuant to property lease agreements.

As consideration for the Dunmore Assets, the Partnership paid (i) $28.0 million in cash to the Dunmore Sellers; (ii) $0.5 million in cash to Mr. Gentile as consideration for his agreeing, for a period of five years following the Dunmore Closing, to not compete in the Dunmore Retail Business, to not engage in the sale or distribution of branded motor fuels, and to not solicit or hire any of the Partnership affiliates’ employees; and (iii) $0.5 million in cash to be held in escrow and delivered to the Dunmore Sellers upon the Partnership’s receipt of written evidence concerning the payment of certain of the Dunmore Sellers’ pre-closing tax liabilities.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the Dunmore Asset Purchase Agreement Acquisition Date (in thousands):

Land	$6,500
Buildings and improvements	9,200
Leasehold improvements	500
Equipment and other	4,200
Wholesale fuel distribution rights	8,200
Total identifiable assets	$28,600
Lease agreements with above average market value	200
Net identifiable assets acquired	28,400
Goodwill	600
Net assets acquired	$29,000

The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the Dunmore Acquisition Date to estimate the fair value of assets acquired and liabilities assumed in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations.” The Partnership believes the information provides a reasonable basis for estimating the fair values but the Partnership is waiting for additional information necessary to finalize those amounts. Thus, the provisional measurements of fair value reflected are subject to change, and such change could be significant. The Partnership expects to finalize the valuation and complete the purchase price as soon as practicable, but no later than one year from the Dunmore Acquisition Date. There were no cumulative adjustments, other than reclassifications within property and equipment, for the three months ended March 31, 2013.

The fair value of land, buildings, and equipment (“tangible assets”) was determined using a cost approach, with the fair value of an asset estimated by reference to the replacement cost to obtain a substitute asset of comparable features and functionality, and is the amount a willing market participant would pay for such an asset, taking into consideration the asset condition as well as any physical deterioration, functional obsolescence, and/or economic obsolescence. The buildings and equipment are being depreciated on a straight-line basis, with estimated useful lives of 20 years for buildings and 5 to 15 years for equipment. Land is not depreciated.

The fair value of the wholesale fuel distribution rights was determined using an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the wholesale fuel distribution rights over their estimated remaining useful life, using probability-weighted cash flows, using discount rates considered appropriate given the inherent risks associated with this type of transaction. Management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel distribution rights are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.

Incremental rent income for the Dunmore Acquisition included in the Partnership’s Unaudited Condensed Consolidated Statement of Operations was $0.5 million for the three months ended March 31, 2013.

All of the transactions between the Partnership and LGO that are described in the Dunmore Asset Purchase Agreement have been approved by the conflicts committee of the board of directors of the General Partner.

Express Lane Agreements Acquisition

On December 21, 2012, LGWS entered into a Stock Purchase Agreement (the “Express Lane Stock Purchase Agreement”) with James E. Lewis, Jr., Linda N. Lewis, James E. Lewis, III and Reid D. Lewis (collectively, the “Express Lane Sellers”), pursuant to which the Express Lane Sellers sold to LGWS all of the outstanding capital stock (collectively, the “Express Lane Shares”) of Express Lane, Inc. (“Express Lane”), the owner and operator of various retail convenience stores, which include the retail sale of motor fuels and quick service restaurants, at various locations in Florida.

In connection with the purchase of the Express Lane Shares, LGWS acquired forty-one motor fuel service stations, one as a fee simple interest and forty as leasehold interests. In connection with the purchase of the Express Lane Shares, on December 21, 2012, LGPR entered into a Purchase and Sale Agreement (the “Express Lane Purchase and Sale Agreement” and, together with the Express Lane Stock Purchase Agreement, the “Express Lane Agreements”) with Express Lane. Under the Express Lane Purchase and Sale Agreement, LGPR acquired from Express Lane, prior to the Express Lane Purchaser’s acquisition of the Express Lane Shares, an additional fee simple interest in six properties and two fuel purchase agreements (collectively, the “Express Lane Property”).

On December 21, 2012, LGPR completed the acquisition of the Express Lane Property from the Express Lane Sellers, as contemplated by the Express Lane Purchase and Sale Agreement. In addition, on December 22, 2012, LGWS completed (the “Express Lane Closing”) the acquisition of the Express Lane Shares from the Express Lane Sellers, as contemplated by the Express Lane Stock Purchase Agreement.

As a result of the Express Lane acquisition, LGO leases the sites from the Partnership and operates Express Lane’s gasoline and diesel retail outlet business and its related convenience store business (the “Express Lane Retail Business”). In addition, certain of the non-qualified income generating assets related to the Express Lane Retail Business and certain non-qualified liabilities of the Express Lane Sellers were assigned to LGO. LGO paid the Partnership $1.0 million for advanced rent payments. The Partnership has accrued $1.8 million of additional purchase price consideration for the net working capital of the Express Lane Retail Business (See Note 9), which is subject to final agreement between the Partnership and the Express Lane Sellers.

Pursuant to a franchise agreement, the Partnership is the exclusive distributor of motor fuels to all sites operated by LGO in connection with the Express Lane Retail Business. In addition, the Partnership leases these sites to LGO pursuant to property lease agreements.

Under the Express Lane Agreements, the aggregate purchase price (the “Express Lane Purchase Price”) for the Express Lane Property and the Express Lane Shares is $45.4 million, inclusive of $1.8 million of certain preliminary post-closing adjustments. Of the Express Lane Purchase Price, LGWS paid an aggregate of $41.9 million to the Express Lane Sellers and placed an aggregate of $1.1 million into escrow, of which $1.0 million has been placed into escrow to fund any indemnification or similar claims made under the Express Lane Agreements by the parties thereto, and $0.1 million has been placed into escrow pending the completion by the Express Lane Sellers of certain environmental remediation measures. In addition to the Express Lane Purchase Price, the Express Lane Purchaser also placed $0.6 million into escrow to indemnify the Express Lane Sellers for certain tax obligations resulting from the sale of the Express Lane Property.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the Express Lane Agreements acquisition date (in thousands):

Land	$3,900
Buildings and improvements	7,700
Leasehold improvements	4,200
Equipment and other	11,700
Wholesale fuel distribution rights	15,000
Lease agreements with below average market value	2,600
Environmental indemnification assets	1,177
Net working capital	1,822
Total identifiable assets	$48,099
Lease agreements with above average market value	2,500
Environmental liabilities	1,177
Total identifiable liabilities	3,677
Net identifiable assets acquired	44,422
Goodwill	993
Net assets acquired	$45,415

The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the Express Lane Acquisition Date to estimate the fair value of assets acquired and liabilities assumed in accordance with ASC 805, “Business Combinations.” The Partnership believes the information provides a reasonable basis for estimating the fair values but the Partnership is waiting for additional information necessary to finalize those amounts. Thus, the provisional measurements of fair value reflected are subject to change, and such change could be significant. The Partnership expects to finalize the valuation and complete the purchase price as soon as practicable. There were no cumulative adjustments, other than reclassifications within property and equipment, for the three months ended March 31, 2013.

The fair value of land, buildings and equipment (“tangible assets”) was determined using a cost approach, with the fair value of an asset estimated by reference to the replacement cost to obtain a substitute asset of comparable features and functionality, and is the amount a willing market participant would pay for such an asset, taking into consideration the asset condition as well as any physical deterioration, functional obsolescence and /or economic obsolescence. The buildings and equipment are being depreciated on a straight-line basis, with estimated useful lives of 20 years for buildings and 5 to 15 for equipment. Land is not depreciated.

The fair value of the wholesale fuel distribution rights was determined using an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the wholesale fuel distribution rights over their estimated remaining useful life, using probability-weighted cash flows, using discount rates considered appropriate given the inherent risks associated with this type of transaction. The Partnership believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel distribution rights are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.

The fair value of the discount related to lease agreements with above/below average market value was determined using an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows (“excess earnings”) attributable solely to the lease agreements over their estimated remaining useful life, generally assumed to extend through the term of the lease agreements, and using discount rates considered appropriate given the inherent risks associated with this type of agreement. The Partnership believes the level and timing of cash flows represent relevant market participant assumptions. The discount related to lease agreements with above/below average market value is being amortized on a straight-line basis over the term of the respective lease agreements, with an estimated weighted average useful life of 5 years.

Aggregate incremental revenue for the Express Lane Acquisition included in the Partnership’s Unaudited Condensed Consolidated Statement of Operations was $31.2 million for the three months ended March 31, 2013.

The following is unaudited pro forma information related to the Express Lane Acquisition as if the transaction had occurred on January 1, 2012 (in thousands):

Lehigh Gas Entities (Predecessor) Combined for the Three Months Ended March 31, 2012
Total revenues	$471,974
Net loss	$(4,033)

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

4. Discontinued Operations and Assets Held for Sale

Discontinued Operations

As part of certain sale transactions, the Partnership may continue to distribute motor fuels on a wholesale basis to a divested site. In addition the Partnership and Predecessor Entity have the right to monitor and, if necessary, impose conditions on the operations of a divested site to ensure that the purchaser is complying with the terms and conditions of the franchise agreement covering such site. Accordingly, the Partnership and Predecessor Entity have the ability to exert significant influence over the divested site and thus the Partnership and Predecessor Entity have significant continuing involvement.  Such sites are not deemed discontinued operations.

The Partnership and Predecessor Entity classify locations as discontinued when operations and cash flows will be eliminated from the ongoing operations and the Partnership and Predecessor Entity will not retain any significant continuing involvement in the operations after the respective sale transactions. For the three months ended March 31, 2012, all of the operating results for these discontinued operations were removed from continuing operations and were presented separately as discontinued operations in the unaudited Condensed Combined Statement of Operations. The notes to the Unaudited Condensed Combined Financial Statements were adjusted to exclude discontinued operations unless otherwise noted. The Partnership had no discontinued operations.

The following operating results of the locations are included in discontinued operations for the period presented (in thousands):

Lehigh Gas Entities (Predecessor) Combined For the Three Months Ended March 31, 2012
Revenues:
Revenues from fuel sales	$1,216
Rent income	30
Total revenues	1,246
Costs and Expenses:
Cost of revenues from fuel sales	1,195
Operating expenses	3
Depreciation and amortization	18
(Gain) on sales of assets	(123)
Total costs and operating expenses	1,093
Operating income	153
Interest expense, net	(13)
Income from discontinued operations	$140

Assets Held for Sale

The Partnership had classified six and five locations as of March 31, 2013, and December 31, 2012, respectively, as held-for-sale. In connection with the classification as held-for-sale, the Predecessor Entity recognized a loss of $1.3 million for the three months ended March 31, 2012. The loss represents the impairment recognized to present the held-for-sale locations at the lower of cost or fair value, less costs to sell. The fair values, less costs to sell were determined based on negotiated amounts in agreements with unrelated third parties. No impairment was recognized in the three months ended March 31, 2013. The Partnership expects to complete the sale of these six locations in 2013. Assets held for sale for the Partnership are as follows (in thousands):

	March 31, 2013	December 31, 2012
Land	$1,799	$1,351
Buildings and improvements	538	435
Equipment and other	205	163
Total property and equipment, at cost	2,542	1,949
Less: Accumulated depreciation and amortization	(371)	(334)
Net assets held for sale	$2,171	$1,615

In April 2013, the Partnership sold five sites for $1.6 million, all of which were included in assets held for sale at March 31, 2013. Additionally, in May 2013, the Partnership sold one site for $0.7 million, which was also included in assets held for sale at March 31, 2013. The gain or loss on these sales is not expected to be material.

5. Property and Equipment

Property and equipment, net for the Partnership consisted of the following at (in thousands):

	March 31, 2013	December 31, 2012
Land	$97,717	$98,117
Buildings and improvements	107,674	108,508
Leasehold improvements	5,163	4,260
Equipment and other	60,953	60,972
Property and equipment, at cost	271,507	271,857
Less: Accumulated depreciation and amortization	(32,560)	(28,835)
Property and equipment, net	$238,947	$243,022

Depreciation expense, including amortization of assets recorded under sale-leasebacks and depreciation of assets under capital leases obligations, was approximately $3.8 million and $3.9 million for the three months ended March 31, 2013 and 2012, respectively.

6. Goodwill and Intangible Assets

Intangible assets for the Partnership consist of the following (in thousands):

	March 31, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Wholesale fuel supply agreements	$16,451	$(7,645)	$8,806	$16,451	$(7,151)	$9,300
Wholesale fuel distribution rights	23,200	(580)	22,620	23,200	—	23,200
Trademarks	134	(43)	91	134	(40)	94
Below market leases	3,422	(585)	2,837	3,422	(414)	3,008
Total	$43,207	$(8,853)	$34,354	$43,207	$(7,605)	$35,602

The aggregate amortization expense, including amortization of above and below market lease intangible assets which is classified as rent expense, was approximately $1.0 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively.

7. Debt

Partnership Credit Facility

On October 30, 2012, in connection with the Offering, the Partnership entered into a credit agreement among the Partnership, as borrower, and a syndicate of banks including KeyBank National Association, as administrative agent, as collateral agent, as letter-of-credit Issuer, as joint lead arranger and as joint book runner (the “Partnership Credit Facility”).

The Partnership Credit Facility matures on October 30, 2015 and consists of a $249.0 million senior secured revolving credit facility, which includes a swing-line line-of-credit loan up to $7.5 million and standby letters of credit up to an aggregate of $35.0 million. The revolving credit facility can be increased from time to time upon the Partnership’s written request, subject to certain conditions, up to an additional $75.0 million (see herein below for additional information with respect to the increase in the Partnership Credit Facility). All obligations under the Partnership Credit Facility are secured by substantially all of the assets of the Partnership’s and the Partnership’s subsidiaries.

Borrowings under the revolving credit facility will bear interest, at the Partnership’s option, at (1) a rate equal to the London Interbank Offering Rate (“LIBOR”), for interest periods of one, two, three or six months, plus a margin of 2.25% to 3.50% per annum, depending on the Partnership’s combined leverage ratio (as defined) or (2) (a) a base rate equal to the greatest of: (i) the federal funds rate, plus 0.5%, (ii) LIBOR for one month interest periods, plus 1.00% per annum or (iii) the rate of interest established by the agent, from time to time, as its prime rate, plus (b) a margin of 1.25% to 2.50% per annum depending on the Partnership’s combined leverage ratio. In addition, the Partnership will incur a commitment fee based on the unused portion of the revolving credit facility at a rate of 0.375% to 0.50% per annum depending on the Partnership’s combined leverage ratio. Interest incurred for the three months ended March 31, 2013, was $1.7 million. The weighted average interest rate for the revolving credit facility was 3.2% for the three months ended March 31, 2013.

A total of $7.2 million of deferred financing costs are being recognized as interest expense ratably over the 36 month term of the Partnership Credit Facility. The $7.2 million of deferred financing costs resulted from the payment of $4.1 million in lender fees in connection with obtaining the Partnership Credit Facility plus $3.1 million of the remaining unamortized balance of deferred financing costs associated with the (former) Predecessor Credit Facility. The amortization of deferred financing costs resulted in the recognition of $0.6 million of interest expense for the three months ended March 31, 2013.

The Partnership Credit Facility contains two financial covenants. One requires the Partnership to maintain a combined leverage ratio no greater than 4.40 to 1.00 (or 4.25 to 1.00 after December 31, 2013) measured quarterly on a trailing four quarters’ basis. The second requires the Partnership to maintain a combined interest charge coverage ratio (as defined) of at least 3.00 to 1.00. The Partnership was in compliance with all financial debt covenant compliance requirements as of March 31, 2013 and December 31, 2012.

The Partnership Credit Facility prohibits the Partnership from making distributions to unitholders if any potential default or event of default occurs or would result from the distribution, the Partnership is not in compliance with its financial covenants or the Partnership has lost its status as a partnership for U.S. federal income tax purposes. In addition, the Partnership Credit Facility contains various covenants which may limit, among other things, the Partnership’s ability to grant liens; create, incur, assume, or suffer to exist other indebtedness; or make any material change to the nature of the Partnership’s business, including mergers, liquidations, and dissolutions; and make certain investments, acquisitions or dispositions.

There was $183.8 million outstanding on the Partnership Credit Facility at March 31, 2013 and December 31, 2012, respectively, all of which is classified as long-term on the Partnership’s consolidated balance sheet. There was $14.6 million and $13.9 million outstanding under standby letters of credit at March 31, 2013 and December 31, 2012, respectively.

On May 13, 2013, the Partnership entered into the Second Amended and Rested Credit Agreement dated as of October 30, 2012, as amended (the “Amendment”).  The Amendment increased the size of the Partnership’s Credit Facility by $75 million to $324 million.  In addition to the increase in the facility size, the Amendment modified certain terms of the Credit Facility to allow for greater leverage and flexibility in regards to acquisitions. As of March 31, 2013, the Partnership had $183.8 million of outstanding borrowings and $50.7 million available for borrowing, net of outstanding borrowings and letters of credit, under the Partnership’s Credit Facility before giving effect to the Amendment.

Predecessor Credit Facility

On December 30, 2010, the Predecessor Entity entered into a $175.0 million revolving term loan credit facility with a syndicate of lenders. The term loan portion of $135.0 million was payable in quarterly principal amounts of $1.6 million, which payments commenced on September 30, 2011. The revolving portion of the facility had a borrowing capacity of $40.0 million of which $15.0 million could have been drawn upon for operating purposes, $5.0 million could have been used for short term advances and $20.0 million could have been used to issue letters of credit. The Predecessor Entity was subject to an initial fee of 25 basis points of the stated amount for any letters of credit issued. Both the term and revolving portions of the credit facility would have matured on December 30, 2015. During 2011, the Predecessor Entity increased the borrowing capacity under its term loan by $20.0 million in connection with the Shell acquisition. In February 2012, the Predecessor Entity increased the borrowing capacity of the revolving facility by $8.0 million in order to pay off the term loan discussed below. After these amendments, the term loan portion of the facility was $155.0 million and the borrowing capacity of the revolving credit facility was $48.0 million.

Borrowings under the revolving term loan credit facility bore interest at a floating rate which, at the Predecessor Entity’s option, could have been determined by reference to a LIBOR rate or a base rate plus an applicable margin ranging from 125 to 300 basis points. Short term advances bore interest at a base rate plus an applicable margin. The Predecessor Entity’s applicable margin was determined by certain combined leverage ratios at the time of borrowing as set forth in the credit agreement. The Predecessor Entity was subject to a commitment fee of 50 basis points for any excess borrowing capacity over the outstanding principal borrowings under the revolver portion of the credit facility. Interest incurred for the three months ended March 31, 2012, was $1.5 million.

In connection with obtaining the revolving term loan credit facility, the Predecessor Entity paid $4.2 million in lender fees of which $2.6 million were allocated to the term portion of the facility and recorded as a discount to the carrying value of the debt. The discount was being amortized into interest expense over the terms of the related debt. The debt discount and deferred financing fees were being amortized into interest expense over the terms of the related debt. For the three months ended March 31, 2012, amortization of debt discount and deferred financing fees was $0.3 million. All amounts under the Predecessor Entity’s credit facility were paid in full with proceeds from the Offering.

Term Loan

On December 30, 2009, the Predecessor Entity issued a promissory note. The Predecessor Entity made monthly installment payments of $0.05 million, which included components of principal and interest up to the December 30, 2014 maturity date of the term loan. Borrowings under the term loan facility bore interest at a floating rate, which were determined by reference to a base rate plus an applicable margin of 2.0%. In February 2012, this term loan was paid in its entirety. Interest incurred for the three months ended March 31, 2012 was $0.04 million. In connection with obtaining the term loan, the Predecessor Entity paid $0.1 million in lender fees, which were recorded as a discount to the carrying value of the debt. The debt discount was being amortized into interest expense over the term of the related debt. Upon paying the term loan in its entirety in February 2012, the unamortized portion of the discount was immediately expensed. For the three months ended March 31, 2012, amortization of debt discount was $0.05 million.

Mortgage Notes

In June and December of 2008, the Predecessor Entity entered into several mortgage notes with two lenders for an aggregate initial borrowing amount of $23.6 million. Pursuant to the terms of the mortgage notes, the Predecessor Entity made monthly installment payments that were comprised of principal and interest through maturity dates of June 23, 2023 and December 23, 2023. Since the initial borrowing the Predecessor Entity had made additional principal payments. The mortgage notes bore interest at a floating rate which could have been determined by reference to an index rate plus an applicable margin not to exceed 5.0%. As of March 31, 2012, the weighted average interest rate was 3.9%. Interest expense for the three months ended March 31, 2012, was $0.2 million. In connection with obtaining the mortgage notes, the Predecessor Entity incurred $0.2 million in related expenses that were recorded as deferred financing fees. The deferred financing fees were being amortized into interest expense over the terms of the related debt. Amortization of deferred financing for the three months ended March 31, 2012 was $0.01 million. All amounts under the Predecessor Entity’s mortgage notes were paid in full with proceeds from the Offering.

8. Lease Financing Obligations

The Predecessor Entity entered into sale-leaseback transactions for certain locations, and since the Predecessor Entity had continuing involvement in the underlying locations, the sale was not recognized and the leaseback or other arrangements were accounted for as lease financing obligations and are included in the table below. The Predecessor Entity also leased certain fuel stations and equipment under lease agreements accounted for as capital lease obligations. Certain of the lease agreements were assigned to the Partnership in connection with the Contribution Agreement. The future minimum lease payments under these lease financing obligations as of March 31, 2013 are as follows (in thousands):

Lease Financing Obligations
Remaining in 2013	$5,006
2014	6,876
2015	6,992
2016	7,007
2017	6,979
Thereafter	89,113
Total future minimum lease payments	$121,973
Less Interest component	46,364
Present value of minimum lease payments	75,609
Current portion	2,462
Long-term portion	$73,147

In April 2013, the Partnership executed a right of first offer with respect to the re-purchase of four sites for which the Partnership was the lessee under a sale-leaseback arrangement accounted for as lease financing obligations in the consolidated balance sheet. The total purchase price  is estimated to be $7.1 million and the remaining lease financing obligation balance is approximately $5.1 million.

9. Motor Fuels Taxes Payable, Accrued Expenses, and Other Current Liabilities

Motor Fuels Taxes Payable

The motor fuels taxes collected on-behalf-of state, local and federal authorities excludes such amounts from sales revenue and cost of goods sold. As of March 31, 2013 and December 31, 2012, the fuel tax payable represents amounts due to various taxing jurisdictions and /or authorities.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities for the Partnership consisted of the following at (in thousands):

	March 31, 2013	December 31, 2012
Interest expense	$130	$124
Professional fees	1,100	436
Express Lane working capital payable	1,791	1,791
Other items, net	1,646	948
Total accrued expenses and other current liabilities	$4,667	$3,299

10. Employer Sponsored Retirement Savings Plan

The Predecessor Entity sponsors a 401(k) defined contribution plan covering all employees. Selling, general and administrative expenses in the accompanying Unaudited Condensed Combined Statement of Operations for the three months ended March 31, 2012, includes $0.1 million in employer matching contributions. The Predecessor Entity is the employer of substantially all of the personnel who perform services on behalf of the Partnership. Accordingly, there is no charge for employer matching contributions for the Partnership.

11. Fair Value Measurements

The Partnership and the Predecessor Entity measure and report certain financial and non-financial assets and liabilities on a fair value basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). GAAP specifies a three-level hierarchy that is used when measuring and disclosing fair value. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. The following is a description of the three hierarchy levels.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels for the three months ended March 31, 2013 and 2012, respectively.

The following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.

Derivative instruments—The Partnership and the Predecessor Entity execute, from time to time, derivative contracts, such as interest rate swaps, as part of their overall risk management strategies. Any derivatives outstanding are reported at fair value based upon market quotes that are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures. The Partnership did not have any derivative instruments as of March 31, 2013 and December 31, 2012.

For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. See Note 4, Discontinued Operations and Assets Held for Sale, for a discussion of impairment charges to reduce the net book value of assets held for sale to fair value less cost to sell. Such fair value measurements were based on negotiated sales prices, or sales of comparable properties, and represent level 2 measurements.

Financial Instruments

The fair value of the Partnership’s financial instruments consisting of accounts receivable, accounts payable and debt approximated their carrying value as of March 31, 2013 and December 31, 2012.

12. Environmental Liabilities

The Partnership currently owns or leases properties where refined petroleum products are being, or have been handled. These properties, and the refined petroleum products handled thereon, may be subject to federal and state environmental laws and regulations. Under such laws and regulations, the Partnership could be required to remove or remediate containerized hazardous liquids or associated generated wastes (including wastes disposed of or abandoned by prior owners or operators), to remediate contaminated property arising from the release of liquids or wastes into the environment, including contaminated groundwater, or to implement best management practices to prevent future contamination.

The Partnership maintains insurance of various types with varying levels of coverage that is considered adequate under the circumstances to cover operations and properties. The insurance policies are subject to deductibles that are considered reasonable and not excessive. In addition, the Partnership has entered into indemnification and escrow agreements with various sellers in conjunction with several of their respective acquisitions, as further described below. Financial responsibility for environmental remediation is an issue negotiated in connection with each acquisition transaction. In each case, an assessment is made of potential environmental liability exposure based on available information. Based on that assessment and relevant economic and risk factors, a determination is made whether to, and the extent to which the Partnership will, assume liability for existing environmental conditions.

As of March 31, 2013 and December 31, 2012, the Partnership recorded an environmental liability of $1.1 million, of which $0.6 million is current and $0.5 million is long-term. There was no provision or payments made in the first quarter of 2013.  The liability relates substantially all to sites acquired in the Express Lane acquisition.

The Partnership is indemnified by third-party escrow funds of $0.2 million and state funds or insurance totaling $0.9 million, which are recorded as indemnification assets.  State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

The estimates used in these reserves are based on all known facts at the time and an assessment of the ultimate remedial action outcomes. The Partnership will adjust loss accruals as further information becomes available or circumstances change. Among the many uncertainties that impact the estimates are the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment and the possibility of existing legal claims giving rise to additional claims.

Environmental liabilities related to the contributed sites have not been assigned to the Partnership, and are still the responsibility of certain of the Predecessor Entities. As previously described, the Omnibus Agreement provides that certain of the Predecessor Entities must indemnify the Partnership for any costs or expenses that the Partnership incurs for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the Offering for contributed sites. Certain of the Predecessor Entities are the beneficiary of escrow accounts created to cover the cost to remediate certain environmental liabilities. In addition, certain of the Predecessor Entities maintain insurance policies to cover environmental liabilities and/or, where available, participate in state programs that may also assist in funding the costs of environmental liabilities. Certain sites that were contributed to the Partnership, in accordance with the Contribution Agreement, were identified as having existing environmental liabilities that are not covered by escrow accounts or insurance policies.

The following table presents a summary roll forward of the Predecessor Entity’s environmental liabilities, on an undiscounted basis, for the three months ended March 31, 2013 (in thousands):

	Balance at December 31, 2012	Additions 2013	Payments in 2013	Balance at March 31, 2013
Environmental Liabilities	$21,208	$—	$933	$20,275

A significant portion of the Predecessor Entities’ environmental reserves have corresponding indemnification assets. The breakdown of the indemnification assets is as follows (in thousands):

	Combined Lehigh Gas Entities (Predecessor) as of March 31, 2013	Combined Lehigh Gas Entities (Predecessor) as of December 31, 2012
Third-party escrows	$7,655	$7,988
State funds	3,752	4,051
Insurance coverage	5,879	6,037
Total indemnification assets	$17,286	$18,076

13.  Equity Incentive Compensation

In connection with the Offering, the General Partner adopted the Lehigh Gas Partners LP 2012 Incentive Award Plan (the “Plan”), a long-term incentive plan for employees, officers, consultants, and directors of the General Partner and any of its affiliates, including LGC, who perform services for the Partnership. The maximum number of Common Units that may be delivered with respect to awards under the Plan is 1,505,000. Generally, the Plan provides for grants of restricted units, unit options, performance awards, phantom units, unit awards, unit appreciation rights, distribution equivalent rights, and other unit-based awards, with various limits and restrictions attached to these awards on a grant-by-grant basis. The Plan is administered by the board of directors of the Partnership’s General Partner or a committee thereof, which is referred to as the Plan Administrator.

Previously, the board of directors had determined to grant up to 500,000 phantom units under the Plan to employees of LGC, other than the Chief Executive Officer of our General Partner, within 180 days after the closing of the Offering. In this regard, on March 15, 2013, the Partnership granted 446,420 phantom units awarded to certain LGC employees under the Plan. The fair value of each phantom unit is equal to the NYSE closing price of the common units on the compensation expense based on the date-of-grant, which was $23.60 per common unit. The awards vest ratably over a three-year service period. The estimated fair value of the units expected to vest is recognized ratably over the vesting period. Total unrecognized compensation cost related to the non-vested phantom units totaled $10.0 million as of March 31, 2013, which is expected to be recognized over a weighted average period of 3.0 years.  Compensation expense for the three months ended March 31, 2013 was $0.1 million. The fair value of the non-vested phantom units outstanding as of March 31, 2013, was $10.1 million.

The following is a summary of the phantom unit award activity for the three months ended March 31, 2013:

March 31, 2013
Non-vested at January 1, 2013	—
Granted	446,420
Vested	—
Forfeited	481
Non-vested at March 31, 2013	445,939

It is the intent of the Partnership to settle these phantom units upon vesting by issuing Common Units, as allowed under the Plan.  However, the awards may be settled in cash at the discretion of the board of directors of the General Partner.

14. Partners’ Capital

In connection with the closing of the Offering, pursuant to an agreement with the Predecessor, the Predecessor contributed certain assets, liabilities, operations and /or equity interests (the “Contributed Assets”) to the Partnership. In consideration of the Contributed Assets, the Partnership issued and /or distributed to the Predecessor an aggregate: 625,000 Common Units, representing 8.3% of the Common Units outstanding, and 7,525,000 Subordinated Units, representing 100% of the Subordinated Units outstanding, which comprise 54.1 % of the aggregate total Common Units and Subordinated Units outstanding. The Partnership issued a total of 6,900,000 Common Units, including 6,000,000 Common units in connection with the initial public offering and 900,000 Common Units in connection with the underwriter’s over-allotment option. In January 2013, the Partnership issued an aggregate of 1,044 units to members of the board of directors of the Partnership’s General Partner related to director compensation.

15.  Net Income per Limited Partnership Unit

Under the Partnership Agreement, our General Partner’s interest in net income from the Partnership consists of incentive distribution rights (“IDRs”), which are increasing percentages, up to 50% of quarterly distributions out of the operating surplus (as defined) in excess of $0.6563 per limited partner unit. The Partnership’s undistributed net income is generally allocable pro rata to the Common and Subordinated unitholders, except where common unitholders have received cash distributions in excess of the Subordinated unitholders. In that circumstance, net income is allocated to the common unitholders first in support of such excess cash distribution paid to them and the remainder of the net income is allocable pro rata to the Common and Subordinated unitholders. Losses are general allocable pro rata to the common and subordinated unitholders in accordance with the Partnership Agreement.

In addition to the Common and Subordinated Units, the Partnership has identified the IDRs as participating securities and computes income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the Partnership Agreement. Net income per unit applicable to limited partners (including Common and Subordinated unitholders) is computed by dividing the limited partners’ interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding Common and Subordinated Units. There were no participating IDRs for the three month period ended March 31, 2013.

The following provides a reconciliation of net income and the allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the three month period ended March 31, 2013 (in thousands, except unit, and per unit amounts):

	Common Units	Subordinated Units
Numerator:
Net income	$1,879	$1,878
Declared Distributions (1)	$3,406	$3,405
Allocation of distributions in excess of net income (2)	(1,527)	(1,527)
Limited partners’ interest in net income	$1,879	$1,878
Denominator:
Basic and diluted weighted average limited partnership unit outstanding (3)	7,525,858	7,525,000
Basic and diluted net income per limited partnership unit	$0.250	$0.250

(1)         Distribution per unit was $0.4525 per unit, as further described below.

(2)         Allocation of distributions in excess of net income is based on a pro rata proportion to the Common and Subordinated units as outlined in the Partnership Agreement.

(3)         For purposes of calculating diluted weighted average limited partnership units outstanding, 445,939 phantom units were excluded from the calculation as they were anti-dilutive.

The Partnership Agreement sets forth the calculation used for determining the cash distributions the Common and Subordinated unitholders are entitled to receive. In accordance with the Partnership Agreement, on May 9, 2013, the Partnership declared a quarterly cash distribution, to be paid from the operating surplus, totaling $6.8 million, or $0.4525 per unit. The $0.4525 per unit quarterly cash distribution for the three months ended March 31, 2013, is an increase over our previous minimum quarterly cash distribution of $0.4375 per unit.  All unitholders on record at the close of business on May 23, 2013, will receive the cash distribution, to be paid on June 3, 2013.

16. Income Taxes

The Partnership is a limited partnership under the Internal Revenue Service Code and, accordingly, earnings or losses, to the extent not included in LGWS, its taxable subsidiary, are included in the tax returns of the individual partners for federal and state income tax purposes. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities, in addition to the allocation requirements related to taxable income under the Partnership Agreement.

As a limited partnership, the Partnership is generally not subject to income tax. However, the Partnership is subject to a statutory requirement that non-qualifying income (including income such as derivative gains from trading activities, service income, tank rentals and others) cannot exceed 10% of total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of its non-qualifying income exceeds this statutory limit, it would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through LGWS. LGWS is subject to federal and state income tax and pays income taxes related to the results of its operations. For the three months ended March 31, 2013, the Partnership’s non-qualifying income did not exceed the statutory limit.

LGWS follows the asset and liability method of accounting for income taxes, under which deferred income taxes are recorded based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are received and liabilities settled.

The components of the federal and state income tax expense (benefit) of LGWS for the three months ended March 31, 2013 are summarized as follows (in thousands):

March 31, 2013
Current expense
Federal	$352
State	91
Total income tax expense	$443

As of March 31, 2013, the Partnership had deferred income tax assets of $1.8 million, comprised of $1.0 million related to rent and $0.8 million related to property, plant and equipment. The deferred tax assets were fully reserved against with a valuation allowance. In conjunction with the Partnership’s ongoing review of its actual results and anticipated future earnings, the Partnership continuously reassesses the possibility of releasing the valuation allowance on its deferred tax assets. It is reasonably possible that a significant portion of the valuation allowance will be released within the next twelve months. Since $1.2 million of deferred tax assets existed at the date of the contribution from the Predecessor Entity, $1.2 million of the valuation allowance was recorded as a charge against Partners’ Capital—affiliates in 2012, with any reduction of such portion of the valuation allowance to be recorded as a credit to Partners’ Capital—affiliates.

The effective tax rate differs from the statutory rate due primarily to Partnership earnings that are generally not subject to federal and state income taxes at the Partnership level. The rate reconciliation is below:

March 31, 2013
Income from continuing operations before income taxes	$4,200
Income from continuing operations before income taxes of the Partnership excluding LGWS	4,100
Income from continuing operations before income taxes of LGWS	100
Federal income taxes at statutory rate	34
Increase due to:
State income taxes and other, net of federal income tax benefit	11
Valuation allowance adjustments	398
Total income tax expense	$443

17. Commitments and Contingencies

Legal Actions

In the normal course of business, the Partnership and the Predecessor Entity have and may become involved in legal actions relating to the ownership and operation of their properties and business. In management’s opinion, the resolutions of any such pending legal actions are not expected to have a material adverse effect on its financial position, results of operations and cash flows. The Partnership and the Predecessor Entity maintain liability insurance on certain aspects of its businesses in amounts deemed adequate by management. However, there is no assurance that this insurance will be adequate to protect them from all material expenses related to potential future claims or these levels of insurance will be available in the future at economically acceptable prices.

Environmental Liabilities

See Note 12 for a discussion of the Partnership and the Predecessor Entity’s environmental liabilities.

18. Related-Party Transactions

The related party transactions with the Partnership and the Predecessor Entity and other affiliated entities under common control not part of the Predecessor Entity (“Affiliates”) are as follows:

Revenues from Fuel Sales to Affiliates

The Partnership and the Predecessor Entity sell refined petroleum products to their Affiliates at prevailing market prices at the time of delivery. Revenues and cost of revenues from fuel sales to affiliates are disclosed in the statements of operations.

Operating Leases of Gasoline Stations as Lessor

The Partnership and the Predecessor Entity lease certain gas stations to their Affiliates under cancelable operating leases. The rental income under these agreements totaled $6.9 million and $1.9 million for the three months ended March 31, 2013 and 2012, respectively.

Operating Leases of Gasoline Stations as Lessee

The Partnership and the Predecessor Entity lease certain gas stations from their Affiliates under cancelable operating leases. Total expenses incurred under these agreements totaled $0.2 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

Management Fees

In accordance with the Omnibus Agreement, the Partnership is required to pay LGC a management fee, which is initially an amount equal to (1) $420,000 per month plus (2) $0.0025 for each gallon of motor fuel the Partnership distributes per month. In addition, and subject to certain restrictions on LGC’s ability to incur third-party fees, costs, taxes and expenses, the Partnership is required to reimburse LGC and the General Partner for all reasonable out-of-pocket third-party fees, costs, taxes and expenses incurred by LGC or the General Partner on the Partnership’s behalf in connection with providing the services required to be provided by LGC under the Omnibus Agreement. For the three months ended March 31, 2013, the Partnership incurred $1.6 million in management fees under the Omnibus Agreement.

The Predecessor Entity charged management fees to its Affiliates and these amounts are included as contra-expense amounts in selling, general and administrative expenses in the accompanying unaudited Condensed Combined Statement of Income. The amounts recorded for these management fees were approximately $0.9 million for the three months ended March 31, 2012.  These management fees reflected the allocation of certain overhead expenses of the Predecessor Entity and included costs of centralized corporate functions, such as legal, accounting, information technology, insurance and other corporate services. The allocation methods for these costs included: estimates of the costs and level of support attributable to its Affiliates for legal, accounting, and usage and headcount for information technology.

Sites Previously Leased by LGO

In March 2013 the Partnership entered into an agreement with an unrelated third-party to lease 19 sites in the Cleveland, OH market which were previously leased to LGO. The unrelated third-party paid directly to LGO $1.9 million for its agreement to vacate the 19 sites. Although the Partnership did not participate directly in the transaction between LGO and the unrelated third-party, it was deemed for accounting purposes to have an intermediary role in the transaction, in its capacity as the entity controlling the 19 sites (either through fee ownership or leasehold). Accordingly, the Partnership recorded a $1.9 million deferred initial direct costs and a corresponding deferred rent income liability, both of which will be recognized ratably over the term of the lease with the unrelated third-party lessee. Further, the retail fuel business at the 19 sites continue to be operated by LGO under a newly executed lease agreement with the Partnership. The transaction was approved by the conflicts committee of the board of directors of the General Partner.

Mandatorily Redeemable Preferred Member Interests

In December 2008, the Predecessor Entity issued non-voting preferred member interests of $12.0 million to certain related individuals. From February 2011 through August 31, 2012, the holders of preferred member interests received semi-annual dividend payments at a rate of 12.0%. Pursuant to an amendment in May 2012, the interest rate increased to 15.0% for the period from September 1, 2012 through August 31, 2013. Dividend payments, including accrued dividends, are recorded as interest expense. For the three months ended March 31, 2012, the Predecessor Entity recorded preferred interest expense of $0.4 million.

In September 2012, the Predecessor Entity and the holders entered into an agreement for an aggregate $13.0 million payment, including $12.0 million for the face value of the mandatorily redeemable preferred interests and $1.0 million in consideration for a contractual modification to provide for the early cancellation and redemption of the mandatorily redeemable preferred interests (the cancellation payment), along with payments accrued and unpaid at the applicable rate discussed above. As the cancellation payment was simultaneous with the Offering, the $1.0 million cancellation payment was accounted for on the Predecessor combined financial statements in the accounting period corresponding with the closing of the Offering.  The mandatorily redeemable preferred member interests were paid in full with proceeds from the Offering.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Explanatory Note

On October 30, 2012 (“Closing Date”), the Partnership completed its initial public offering of a total of 6,000,000 common units representing limited partner interests (“Common Units”), and on November 9, 2012 issued an additional 900,000 Common Units pursuant to the full exercise by the underwriters (the “Underwriters”) of their over-allotment option, all at a price of $20.00 per unit (the “Offering”). The Partnership received aggregate proceeds of $125.7 million from the sale of the units, net of underwriting discounts and structuring fees, and $2.6 million of Offering related expenses. Of this amount, approximately $36.7 million, including $16.7 million of net proceeds resulting from the exercise of the over-allotment, pursuant to the over-allotment option, were distributed to Joseph V. Topper, Jr., the Chief Executive Officer of the Partnership, and to certain of Mr. Topper’s affiliates and family trusts, and John B. Reilly, III, a member of the board of directors of the General Partner of the Partnership.

References in this Quarterly Report to “our Predecessor” or “Predecessor Entity” refer to the portion of the business of Lehigh Gas Corporation, or “LGC,” and its subsidiaries and affiliates that contributed to Lehigh Gas Partners LP in connection with the Offering. Unless the context requires otherwise, references in this Quarterly Report to “Lehigh Gas Partners LP,” “we,” “our,” “us,” or like terms, when used in the context of the periods following the completion of the Offering refer to Lehigh Gas Partners LP and its subsidiaries and, when used in the context of the periods prior to the completion of the Offering, refer to the portion of the business of our Predecessor, the wholesale distribution business of Lehigh Gas—Ohio, LLC and real property and leasehold interests contributed to us in connection with the Offering by Joseph V. Topper, Jr., the Chief Executive Officer and the Chairman of the board of directors of our general partner and/or his affiliates.

References to “our General Partner” or “Lehigh Gas GP” refer to Lehigh Gas GP LLC, the General Partner of Lehigh Gas Partners LP and a wholly owned subsidiary of LGC. References to “LGO” refer to Lehigh Gas—Ohio, LLC, an entity managed by Joseph V. Topper, Jr. All of LGO’s wholesale distribution business was contributed to us in connection with the Offering. References to the “Topper Group” refer to Joseph V. Topper, Jr., collectively with those of his affiliates and family trusts that have ownership interests in our Predecessor. A trust of which Joseph V. Topper, Jr. is a trustee owns all of the outstanding stock of LGC. The Topper Group, including LGC, holds a significant portion of our limited partner interests. Through his ownership of LGC, Joseph V. Topper, Jr. controls our General Partner.

Unless otherwise indicated, the financial results contained in this Quarterly Report contain the unaudited condensed consolidated financial results of the Partnership for the three months ended March 31, 2013, and the unaudited condensed combined  financial results for the Predecessor Entity for the three months ended March 31, 2012.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Partnership and Predecessor Entity Unaudited Condensed Consolidated and Combined Financial Statements and notes thereto included in this Quarterly Report.

EBITDA, Adjusted EBITDA, and Distributable Cash Flow are non-GAAP financial measures of performance and/or liquidity that have limitations and should not be considered as a substitute for net income or cash provided by operating activities which are US GAAP financial measures.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Forward Looking Statements

This Quarterly Report on Form 10-Q and oral statements made regarding the subjects of this Quarterly Report may contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, or the Reform Act, which may include, but are not limited to, statements regarding our plans, objectives, expectations and intentions and other statements that are not historical facts, including statements identified by words such as “outlook,” “intends,” “plans,” “estimates,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “anticipates,” “foresees,” or the negative version of these words or other comparable expressions. All statements addressing operating performance, events, or developments that we expect or anticipates will occur in the future, including statements relating to revenue growth and earnings or earnings per unit growth, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are based upon our current views and assumptions regarding future events and operating performance and are inherently subject to significant business, economic and competitive uncertainties and contingencies and changes in circumstances, many of which are beyond our control. The statements in this Quarterly Report are made as of the date of this Quarterly Report, even if subsequently made available by us on our website or otherwise. We do not undertake any obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Achieving the results described in these statements involves a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the following factors:

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

•                  Unexpected environmental liabilities;

•                  The outcome of pending or future litigation; and,

•                  Other factors, including those discussed in Item 1A. Risk Factors, in our Annual Report on Form 10-K filed with the SEC.

All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.  You should evaluate all forward-looking statements made in this Quarterly Report in the context of these risks and uncertainties.

We caution you the important factors referenced above may not contain all of the factors important to you.

Overview

We are a Delaware master limited partnership formed to engage in the wholesale distribution of motor fuels, consisting of gasoline and diesel fuel, and to own and lease real estate used in the retail distribution of motor fuels. Since our Predecessor was founded in 1992, we have generated revenues from the wholesale distribution of motor fuels to sites and from real estate leases.

Our primary business objective is to make quarterly cash distributions to our unitholders and, over time, to increase our quarterly cash distributions. Initially, our minimum quarterly distributions were $0.4375 per unit, per quarter (or $1.75 per unit on an annualized basis). For the period January 1, 2013, through March 31, 2013, we increased our distributions  to $0.4545 per unit (or $1.81 per unit on an annualized basis).

We believe consistent demand for motor fuels in the areas where we operate and the contractual nature of our rental income provides a stable source of cash flow. Cash flows from the wholesale distribution of motor fuels will be generated primarily by a per gallon margin that is either a fixed mark-up per gallon or a variable rate mark-up per gallon, depending on our contract terms. By delivering motor fuels through independent carriers on the same day we purchase the motor fuels from suppliers, we seek to minimize the commodity price risks typically associated with the purchase and sale of motor fuels. We generate cash flows from rental income primarily by collecting rent from Lessee Dealers and LGO pursuant to lease agreements. Our lease agreements we have with Lessee Dealers had an average of 3.1 years remaining on the lease terms as of March 31, 2013.

For the three months ended March 31, 2013, we distributed an aggregate of approximately 149.7 million gallons of motor fuels to 779 sites. Over 60% of the sites to which we distribute motor fuels are owned or leased by us. In addition, we have agreements requiring the operators of these sites to purchase motor fuels from us.

As of March 31, 2013, we distributed motor fuels to the following classes of business:

•                  223 sites operated by Independent Dealers;

•                  324 sites owned or leased by us and operated by LGO;

•                  187 sites owned or leased by us and operated by Lessee Dealers; and

•                  45 sites distributed through eight Sub-wholesalers.

We are focused on owning and leasing sites primarily located in metropolitan and urban areas. We own and lease sites located in Pennsylvania, New Jersey, Ohio, New York, Massachusetts, Kentucky, New Hampshire and Maine, and Florida. According to the Energy Information Agency, of the nine states in which we own and lease sites, five are among the top ten consumers of gasoline in the United States and four are among the top ten consumers of on-highway diesel fuel in the United States for 2012. Over 85% of our sites are located in high-traffic metropolitan and urban areas as of December 31, 2012. We believe the limited availability of undeveloped real estate in these areas presents a high barrier to entry for new or existing retail gas station owners to develop competing sites.

Recent Developments

Dunmore Acquisition

On December 21, 2012, we completed our acquisition of certain assets of Dunmore Oil Company, Inc. and JoJo Oil Company, Inc. Pursuant to the purchase agreement, we acquired substantially all of the assets used by the sellers in connection with their gasoline and diesel retail outlet business and their related convenience store business. In connection with this transaction, we will acquire 24 motor fuel service stations, 23 of which will be fee simple interests and one of which will be a leasehold interest.

LGO operates the retail outlet and convenience store business. In addition, certain of the non-qualified assets and certain non-qualified liabilities were assigned by us to LGO. LGO paid us $0.5 million in advance rent payments. The sellers are permitted to continue to operate certain portions of their business relating to sales of heating oil, propane and unbranded motor fuels. Pursuant to the franchise agreement by and between LGO and our wholly owned subsidiary, Lehigh Gas Wholesale, LLC (“LGW”), we are the exclusive distributor of motor fuels to all sites operated by LGO in connection with the acquisition. In addition, we lease these sites to LGO pursuant to property lease agreements. All of the transactions between us and LGO that are described in the purchase agreement have been approved by the conflicts committee of the board of directors of the General Partner.

We paid (i) $28.0 million in cash to the sellers; (ii) $0.5 million in cash to one of the parties to the transaction as consideration for agreeing, for a period of five years following the closing, to not compete in the retail outlet and convenience store business, to not engage in the sale or distribution of branded motor fuels, and to not solicit or hire any of our, or our affiliates’ employees; and (iii) $0.5 million in cash to be held in escrow and delivered to the sellers upon the Partnership’s receipt of written evidence concerning the payment of certain of the sellers’ pre-closing tax liabilities.

Incremental rent income for the Dunmore Acquisition included in the our financial resusts was $0.5 million for the three months ended March 31, 2013.

Express Lane Acquisition

On December 21, 2012, LGWS entered into a stock purchase agreement, pursuant to which the sellers agreed to sell to LGWS all of the outstanding capital stock of Express Lane, Inc. (“Express Lane”), the owner and operator of various retail convenience stores, which include the retail sale of motor fuels and quick service restaurants, at various locations in Florida.

In connection with the stock purchase agreement, on December 22, 2012, LGWS acquired forty-one motor fuel service stations, one as a fee simple interest and forty as leasehold interests. In addition, on December 21, 2012, LGPR acquired from Express Lane, prior to LGWS’s acquisition of the stock of Express Lane, an additional fee simple interest in six properties and two fuel purchase agreements.

As a result of the Express Lane acquisition, LGO leases sites us and operates Express Lane’s gasoline and diesel retail outlet business and its related convenience store business. In addition, certain of the non-qualified income generating assets related to the retail outlet and convenience store business and certain non-qualified liabilities of the sellers were assigned to LGO. LGO paid us the balance of the net working capital plus $1.0 million in advance rent payments, subject to certain post-closing adjustments.

Pursuant to the franchise agreement, we are the exclusive distributor of motor fuels to all sites operated by LGO in connection with the Express Lane retail outlet and convenience store business. In addition, we lease these sites to LGO pursuant to property lease agreements. All of the transactions between us and LGO related to the Express Lane Agreements have been approved by the conflicts committee of the board of directors of the General Partner.

Under the purchase agreements, the aggregate purchase price was $45.4 million, inclusive of $1.8 million of certain preliminary post-closing adjustments. Of the aggregate purchase price, LGWS paid an aggregate of $41.9 million to the sellers and placed an aggregate of $1.1 million into escrow, of which $1.0 million has been placed into escrow to fund any indemnification or similar claims made under the purchase agreements by the parties thereto, and $0.1 million has been placed into escrow pending the completion by the sellers of certain environmental remediation measures. In addition to the aggregate purchase price, LGWS also placed $0.6 million into escrow to indemnify the sellers for certain tax obligations resulting from the sale.

Aggregate incremental revenue for the Express Lane Acquisition included our financial results was $31.2 million for the three months ended March 31, 2013.

Getty Leases

Effective May 1, 2012, under two master lease agreements with an affiliate of Getty Realty Corp., we leased a total of 120 sites, including 74 sites located in Massachusetts, 22 sites located in New Hampshire, nine sites located in Maine, and 15 sites located in Pennsylvania. Additionally, in November 2012, under an amendment to the master lease agreement for the 105 sites located in MA, NH, and ME, we leased an additional 25 sites located in northern New Jersey - for an aggregate of 145 sites. As of March 31, 2013, 28 sites were subleased to and operated by lessee dealers, 89 sites were subleased to and operated by LGO, and 28 sites were closed. We have and continue to convert a significant portion of these sites subleased to and operated by LGO to lessee dealer-operated sites. We are evaluating alternatives to reopen or reposition the closed sites.

The initial term of the master lease agreements are 15 years for the 130 sites located in MA, NH, ME, and NJ (as noted above) and five years for the 15 sites located PA. We have renewal options ranging from 20 to 25 years on these master lease agreements. By specified dates, we have the right to terminate our lease obligations for up to 24 sites we believe, in our sole discretion, are underperforming. To date, we have not exercised this right for any of the allowed sites.

Other Events

In December 2012, we purchased a property from a related party for $2.9 million. The transaction was approved by the conflicts committee of the board of directors of the General Partner.

Recent Developments

On May 13, 2013, we entered into the Second Amended and Rested Credit Agreement dated as of October 30, 2012, as amended (the “Amendment”).  The Amendment increased the size of our facility by $75 million to $324 million.  In addition to the increase in the facility size, the Amendment modified certain terms of the Credit Facility to allow for greater leverage and flexibility in regards to acquisitions. As of March 31, 2013, we had $183.8 million of outstanding borrowings and $50.7 million available for borrowing, net of outstanding borrowings and letters of credit, under our Credit Facility before giving effect to the Amendment.

In April 2013, we sold five sites for $1.6 million, all of which were included in assets held for sale at March 31, 2013. Additionally, in May 2013, we sold one site for $0.7 million, which was also included in assets held for sale at March 31, 2013. The gain or loss on these sales is not expected to be material.

In April 2013, we executed a right of first offer (“ROFO”) with respect to the re-purchase of four sites for which we were the lessee under a sale-leaseback arrangement accounted for as lease financing obligations in the consolidated balance sheet. The total purchase price  is estimated to be $7.1 million and the remaining lease financing obligation balance is approximately $5.1 million.

Results of Operations

How We Evaluate Our Results of Operations

The primary drivers of our operating results are the volume of motor fuel we distribute, the margin per gallon we are able to generate on the motor fuel we distribute and the rental income we earn on the sites we own or lease. For owned or leased sites, we seek to maximize the overall profitability of our operations, balancing the contributions to profitability of motor fuel distribution and rental income. Our omnibus agreement, under which LGC provides management, administrative and operating services for us, enables us to manage a significant component of our operating expenses. Our management relies on financial and operational metrics designed to track the key elements that contribute to our operating performance. To evaluate our operating performance, our management considers gross profit from fuel sales, motor fuel volumes, margin per gallon, rental income for sites we own or lease, EBITDA, Adjusted EBITDA and Distributable Cash Flow.

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

Rent Income.  We evaluate our sites’ performance based, in part, on the rental income we earn from them. For leased sites, we consider the rental income after payment of our lease obligations for the site. We use this information to assess the effectiveness of pricing strategies for our leases, the performance of a site as compared to other sites we own or lease, and compare rental income of sites we seek to acquire or lease.

EBITDA, Adjusted EBITDA and Distributable Cash Flow.  Our management uses EBITDA , Adjusted EBITDA  and Distributable Cash Flow to analyze our performance. EBITDA represents net income before deducting interest expense, income taxes and depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted to exclude the gain or loss on sale of assets and gains or losses on the extinguishment of debt, equity  based compensation and director compensation. Distributable Cash Flow represents Adjusted EBITDA less cash interest expense, maintenance capital expenditures and income tax expense. EBITDA, Adjusted EBITDA and Distributable Cash Flow are used by management primarily as measures of our operating performance. Because not all companies calculate EBITDA and Adjusted EBITDA identically, our calculations may not be comparable to similarly titled measures of other companies. Distributable Cash Flow is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and lenders, to assess:

•                  our financial performance without regard to financing methods, capital structure or income taxes;

•                  our ability to generate cash sufficient to make distributions to our unit-holders; and,

•                  our ability to incur and service debt and to fund capital expenditures.

EBITDA, Adjusted EBITDA and Distributable Cash Flow are not financial measures made in accordance with U.S. GAAP.  We believe the presentation of EBITDA, Adjusted EBITDA and Distributable Cash Flow provides useful information to investors in assessing our financial condition and results of operations. EBITDA, Adjusted EBITDA and Distributable Cash Flow should not be considered alternatives to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA, Adjusted EBITDA and Distributable Cash Flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because EBITDA, Adjusted EBITDA and Distributable Cash Flow may be defined differently by other companies in our industry, our definition of EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. For a reconciliation of EBITDA to its most directly comparable financial measures calculated and presented in accordance with U.S. GAAP, please refer to “Non-GAAP Financial Measures” below.

Factors Affecting the Comparability of Our Financial Results

For the reasons described below, our future results of operations may not be comparable to the historical results of operations for the periods presented below for our Predecessor Entity.

Publicly Traded Partnership Expenses.  Our selling, general and administrative expenses include certain third-party costs and expenses resulting from becoming a publicly traded limited partnership. These costs and expenses include legal and accounting, as well as other costs associated with being a public company, such as director compensation, director and officer insurance, NYSE listing fees and transfer agent fees. Our financial statements reflect the impact of these costs and expenses and will affect the comparability of our financial statements with periods prior to the closing of the Offering.

Omnibus Agreement.  As a result of the services provided to us by LGC under the omnibus agreement following this offering, we do not directly incur a substantial portion of the general and administrative expenses that we have historically incurred. Instead, we pay LGC a management fee in an amount equal to (1) $420,000 per month plus (2) $0.0025 for each gallon of motor fuel we distribute per month for such services.

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

Comparison of three months ended March 31, 2013 and 2012.

The following table sets forth our combined statements of operations for the periods indicated (in thousands):

	Lehigh Gas Partners LP Consolidated for the Three Months Ended March 31, 2013 (unaudited)	Lehigh Gas Entities (Predecessor) Combined for the Three Months Ended March 31, 2012 (unaudited)	$ Variance	% Variance
Revenues:
Revenues from fuel sales	$218,304	$276,332	$(58,028)	(21.0)%
Revenues from fuel sales to affiliates	242,865	134,767	108,098	80.2%
Rent income	3,352	3,113	239	7.7%
Rent income from affiliates	6,917	1,851	5,066	273.7%
Revenues from retail merchandise and other	—	3	(3)	(100.0)%
Total revenues	471,438	416,066	55,372	13.3%
Costs and Expenses:
Cost of revenues from fuel sales	214,204	271,661	(57,457)	(21.2)%
Cost of revenues from fuel sales to affiliates	236,699	132,167	104,532	79.1%
Rent expense	3,884	2,067	1,817	87.9%
Operating expenses	810	1,732	(922)	(53.2)%
Depreciation and amortization	4,839	4,729	110	2.3%
Selling, general and administrative expenses	3,917	5,291	(1,374)	(26.0)%
Gain on sale of assets	—	(1,081)	1,081	(100.0)%
Total costs and operating expenses	464,353	416,566	47,787	11.5%
Operating income (loss)	7,085	(500)	7,585	(1,517.0)%
Interest expense, net	(3,389)	(3,392)	3	0.1%
Other income, net	504	718	(214)	(29.8)%
Income (loss) from continuing operations before income taxes	4,200	(3,174)	7,374	(232.3)%
Income tax expense from continuing operations	443	—	443	n/a
Income (loss) from continuing operations after income taxes	3,757	(3,174)	6,931	(218.4)%
Income from discontinued operations	—	140	(140)	(100.0)%
Net income (loss)	3,757	$(3,034)	$6,791	(223.8)%

Revenues and Costs from Fuel Sales

Our aggregate revenues from fuel sales, which include revenues from fuel sales to affiliates, and aggregate cost of revenues from fuel sales, which include the cost of revenues from fuel sales to affiliates, are principally derived from the purchase and sale of gasoline and diesel fuel with the resulting changes in aggregate revenues from fuel sales, and aggregate cost of revenue from fuel sales, being attributable to the combination of volume of gallons of fuel distributed and /or fluctuation in market prices for crude oil and petroleum products, which is generally passed onto our customers.

Our aggregate revenues from fuel sales, which include revenues from fuel sales to affiliates, amounted to $461.2 million for the three months ended March 31, 2013, an increase of $50.1 million, or 12.2%, as compared to $411.1 million in the same period of the prior year. The aggregate cost of revenues from fuel sales, which includes the cost of revenues from fuel sales to affiliates, amounted to $450.9 million for the three months ended March 31, 2013, an increase of $47.1 million, or 11.7%, as compared to $403.8 million in same period of the prior year. The aggregate gross profit from fuel sales amounted to $10.3 million for the three months ended March 31, 2013, an increase of $3.0 million or 41.2% as compared to $7.3 million in the same period of the prior year. The increase in gross profit was principally driven by higher margin per gallon of $0.069 for the three months ended March 31, 2013 as compared to $0.055 in the same period in the prior year along with an increase in volume of gallons distributed (as more fully discussed below).

The increase in aggregate revenues from fuel sales resulted from an increase of $53.5 million related to an increase in volume of gallons distributed offset by a decrease of $3.4 million related to lower selling prices per gallon, which was $3.080 for the three months ended March 31, 2013, a decrease of $0.023, or 0.7%, as compared to $3.103 for the same period in the prior year. The volume of gallons distributed amounted to 149.7 million gallons for the three months ended March 31, 2013, an increase of 17.2 million gallons, or 13.0%, as compared to 132.5 million gallons for the same period in the prior year. The increase in the volume of gallons distributed was principally due to: the commencement of distributing motor fuels to the newly leased Getty sites, which accounted for 17.3 million gallons, an increase of 9.7 million gallons related to the Express Lane acquisition, offset by decreases of an aggregate of 9.8 million gallons. These increases were partially offset by decreases consisting primarily of decreases of 6.0 million gallons related to marketplace competition, 3.3 million gallons related to terminated dealer supply agreements, and 0.5 million gallons associated with the temporary closure of low volume sites.

Rent Income

Aggregate rent income, including rent income from affiliates, for the three months ended March 31, 2013, was $10.3 million compared to $5.0 million for the same period in the prior year, resulting in an increase of $5.3 million. This increase is a result of incremental rent income primarily attributable to rent income from the Getty lease sites in New England and Pennsylvania, which were entered into in May 2012, and the additional Getty sites in New Jersey, which were entered into in December 2012, resulting in a total increase of $2.1 million. Also contributing to the increase was incremental net rent income of $2.5 million related to the December 2012 acquisitions. In addition, rent income for certain sites was recorded by an affiliate not included in the Predecessor Entity through October 30, 2012. These sites were contributed to the Partnership, resulting in an increase in rent income of $1.6 million. Offsetting these increases was a $0.9 million decrease related to sites not contributed by the Predecessor Entity.

Rent Expense

Rent expense for the three months ended March 31, 2013, was $3.9 million, an increase of $1.8 million, as compared to $2.1 million for the same period in the prior year, with the increase primarily driven by an increased number of leasehold locations.  Specifically, the Getty leases resulted in an increase of $1.2 million and the December 2012 acquisitions resulted in an increase of $0.6 million.

Operating Expenses

Operating expenses decreased $0.9 million to $0.8 million for the three months ended March 31, 2013, compared with $1.7 million for the same period in the prior year. The decrease was primarily due to the classification of the management fee charged by the Predecessor Entity to LGP. LGP classifies the management fee as a general and administrative expense whereas the Predecessor classified certain costs incorporated into the management fee within operating expenses. The total management fee charged by LGC to LGP was $1.6 million for the three months ended March 31, 2013.  In addition, our new or renewed leases with LGO and lessee dealers have generally been structured as triple-net leases whereby LGO or the lessee dealer is responsible for real estate taxes, utilities, and certain other costs.  Prior to the Offering, the Predecessor Entity had more sites for which it was responsible for real estate taxes, utilities, and certain other costs.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2013, was $4.8 million compared to $4.7 million for the same period in the prior year. The increase of $0.1 million, or 2%, was principally due to sites acquired in our Express Lane and Dunmore acquisitions as well as the Getty lease transactions, which resulted in an increase of $2.3 million, partially offset by the impact of non-contributed sites, which resulted in a decrease in depreciation of $0.5 million.  In addition, a $1.3 million impairment charge was recorded in the first quarter of 2012, resulting from certain sites classified as assets held for sale under GAAP guidance.  Also, there was a decrease in amortization of wholesale fuel supply contracts of $0.4 million due to the accelerated amortization for those intangible assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2013, were $3.9 million compared with $5.3 million for the same period in the prior year, a decrease of $1.4 million. The decrease was primarily attributable to the 2012 period including $2.4 million of non-recurring expenses related to the Offering.  This decrease was partially offset by an increase in public company expenses, primarily professional fees.

(Gain) Loss on Sale of Assets

Gains on sales of assets that did not meet the criteria to be classified as discontinued operations for the three months ended March 31, 2012 amounted to $1.1 million.  No sites were sold in the first quarter of 2013.

Interest Expense, Net

Interest expense, net, was $3.4 million for the first quarter of 2013 and the first quarter of 2012.  The additional borrowings related to the Express Lane and Dunmore acquisitions in December 2012 as well as the Getty capital lease transactions in May and December 2012 resulted in an increase in interest of $0.5 million.

Other Income, Net

Other income, net for three months ended March 31, 2013, was $0.5 million compared with $0.7 million for the same period in the prior year. This decrease of $0.2 million is primarily attributable to a decrease in termination fees received from dealers electing to early terminate their supply contracts.

Income Tax Expense from Continuing Operations

No provision for income taxes was recorded for the three months ended March 31, 2012 as the Predecessor Entity was not a taxable entity. However, our wholly owned, C-corporation subsidiary, LGWS, is a taxable entity. Accordingly, we have recorded a tax provision for LGWS for the three months ended March 31, 2013. LGP recorded a $0.4 million current tax provision. In addition, we recorded a $0.4 million deferred tax benefit with a full valuation allowance against the increase in deferred tax assets.

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are to finance current operations, fund acquisitions from time-to-time, to service our debt, and to make distributions to unitholders. We expect our ongoing sources of liquidity to include cash flow provided by our operations and borrowings under the Credit Agreement and issuances of equity and debt securities. We expect these sources of funds will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as make acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will, from time-to-time, consider opportunities to repay, redeem, repurchase and /or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods.

Our General Partner has set our minimum quarterly distribution of $0.4375 per unit per quarter, which equates to approximately $6.6 million per quarter, or $26.3 million per year, based on the current number of Common Units and Subordinated Units outstanding. We do not have a legal obligation to pay this distribution.

We believe we will have sufficient cash flow from operations, borrowing capacity under the Partnership Credit Agreement and the ability to issue additional Common Units and /or debt securities to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows from operations would likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional Common Units and/or debt securities.

Comparison for the three months ended March 31, 2013 and 2012

	Lehigh Gas Partners LP Consolidated for the Three Months Ended March31, 2013	Lehigh Gas Entities (Predecessor) Combined for the Three Months Ended March 31, 2012
Net cash provided by operating activities	$275	$4,374
Net cash (used in) provided by investing activities	$(227)	$1,593
Net cash (used in) financing activities	$(4,808)	$(6,444)

Cash flow from operating activities generally results from our net income, as well as balance sheet changes arising from motor fuel wholesale purchasing patterns, the timing of collections on our accounts receivable, the seasonality of our business, fluctuations in wholesale motor fuel prices, our working capital requirements and general market conditions.

Net cash provided by operating activities was $0.3 million for the three months ended March 31, 2013, compared to $4.4 million for same period in the prior year, for a year-over-year decrease in cash provided by operating activities of $4.1 million. The decrease in net cash provided by operating activities resulted from an overall decrease in our operating assets and liabilities totaling approximately $12.6 million. The decrease in the operating assests and liabilities resulted from an increase in accounts receivable, including accounts receivable from affiliates, of $5.9 million to $23.9 million at March 31, 2013, as compared to $18.0 million at March 31, 2012, with the change being driven primarily from incremental revenue related to our Express Lane and Dunmore acquisitions and the timing of cash collected from accounts receivable, including accounts receivable from affiliates, at the quarter-end March 31, 2013. Additionally, accounts payable decreased by $6.6 million to $16.5 million at March 31, 2013 from $21.8 million at March 31, 2012, with the decrease in accounts payable primarily related to the timing of certain vendor payments in the current quater ended March 31, 2013. The decrease in operating assets and liabilities was partially offset by the gain on the disposal of assets of $1.2 million during the three months ended March 31, 2012 and an increase in net income of $6.8 million to $3.8 million for the three months ended March 31, 2013, compared to a net loss of $3.0 for the three months ended March 31, 2012. This increase was primarily related to increased volume and incremental revenue related to the Express Lane and Dunmore acquistions.

Net cash (used in) provided by investing activities was $(0.2) million for the three months ended March 31, 2013, compared to $1.6 million for the same period in the prior year. The change is primarily related to the proceeds from the sale of property and equipment of $2.8 million, offset by $0.5 million cash paid related to certain acquisitions, all for the three months ended March 31, 2012.

Net cash used in financing activities was $4.8 million for the three months ended March 31, 2013, compared to $6.4 million for the same period in the prior year. The changes are primarily related to the distribution paid to the Common and Subordinated unitholders of $4.4 million for the three months ended March 31, 2013, offset by advances to affiliates of $4.4 million, distribution to owners of $2.5 million and contributions from owners of $1.3 million for the three months ended March 31, 2012. An additional source of working capital is our swing-line facility. During the first quarter of 2013 we drew down $21.7 million, and subsequently repaid the full amount all within the quarter.

Capital Expenditures

We make investments to expand, upgrade and enhance existing assets. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those capital expenditures required to maintain our long-term operating income or operating capacity. We anticipate maintenance capital expenditures will be funded with cash generated by operations. We had approximately $0.1 million and $0.7 million in maintenance capital expenditures for the three months ended March 31, 2013 and March 31, 2012, respectively, which are included in purchase of property and equipment in our (unaudited) consolidated statements of cash flows.

Expansion capital expenditures are those capital expenditures that we expect will increase our operating income or operating capacity over the long term. We have the ability to fund our expansion capital expenditures through, among others options, by issuing additional equity. We had approximately $0.2 million and $0.5 million in expansion capital expenditures for the three months ended March 31, 2013 and 2012, respectively.

Non-GAAP Financial Measures

We use the non-GAAP financial measures, EBITDA, Adjusted EBITDA and Distributable Cash Flow in this Quarterly Report. EBITDA represents net income before deducting interest expense, income taxes and depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted to exclude equity based compensation expense, the estimated value of the unit based portion of accrued director compensation and the gain or loss on sales of assets. Distributable Cash Flow represents Adjusted EBITDA less cash interest expense, maintenance capital expenditures and income tax expense. EBITDA, Adjusted EBITDA and Distributable Cash flow are used as supplemental financial measures by management and by external users of our financial statements, such as investors and lenders, to assess:

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

EBITDA, Adjusted EBITDA and Distributable Cash Flow should not be considered alternatives to net income, net cash provided by operating activities or any other measure of financial performance presented in accordance with GAAP. EBITDA, Adjusted EBITDA and Distributable Cash Flow exclude some, but not all, items that affect net income and these measures may vary among other companies.

EBITDA, Adjusted EBITDA and Distributable Cash Flow as presented below may not be comparable to similarly titled measures of other companies. The following table presents reconciliations of EBITDA and Adjusted EBITDA to net income and EBITDA and Adjusted EBITDA to net cash provided by operating activities, the most directly comparable GAAP financial measures, on a historical basis, for each of the periods indicated (in thousands).

Reconciliation of EBITDA and Adjusted EBITDA to net income (loss)

	Lehigh Gas Partners LP Consolidated for the Three Months Ended March 31, 2013 (unaudited)	Lehigh Gas Entities (Predecessor) Combined for the Three Months Ended March 31, 2012 (unaudited)
Reconciliation of EBITDA and Adjusted EBITDA to net income (loss):
Income from continuing operations after income taxes	$3,757	$(3,174)
Income from discontinued operations	—	140
Net income (loss)	3,757	(3,034)
Plus:
Depreciation and amortization	4,839	4,747
Income tax expense	443	—
Interest expense, net	3,389	3,405
EBITDA	12,428	5,118
Stock based compensation	161	—
Accrued directors compensation expense — unit based portion	35	—
Gain on sales of assets	—	(1,204)
Adjusted EBITDA	$12,624	$3,914
Reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$275	$4,374
Changes in certain operating assets and liabilities	9,213	(3,321)
Interest expense, net	3,389	3,392
Others items, net	(449)	673
EBITDA	12,428	5,118
Equity incentive compensation expense	161	—
Accrued directors compensation expense — unit based portion	35	—
Gain on sales of assets	—	(1,204)
Adjusted EBITDA	$12,624	$3,914

Computation of Distributable Cash Flow

Lehigh Gas Partners LP Consolidated for the Three Months Ended March 31, 2013 (unaudited)
Adjusted EBITDA	$12,624
Less:
Cash interest expense	(2,760)
Maintenance capital expenditures	(83)
Income tax expense	(443)
Distributable Cash Flow	$9,338

Partnership Credit Facility

On the Closing Date of the Offering, we entered into the Partnership Credit Facility, which consists of a senior secured revolving credit facility, a swing-line loan and standby letters of credit (the “Credit Facility”) .The aggregate amount of the outstanding loans and letters of credit under the Credit Facility cannot exceed the combined revolving commitments then in effect. Each of our subsidiaries are guarantors of all of the obligations under the Credit Facility. All obligations under the Credit Facility are secured by substantially all of our assets and substantially all of the assets of our subsidiaries. The Credit Facility matures on October 30, 2015.

The revolving credit facility has a borrowing capacity of $249 million, which may be increased from time to time upon our written request, subject to certain conditions, up to an additional $75 million (see herein below for additional information with respect to the increase in the Partnership Credit Facility). Borrowings under the revolving credit facility bear interest, at our option, at (1) a rate equal to the London Interbank Offering Rate (“LIBOR”), for interest periods of one, two, three or six months, plus a margin of 2.25% to 3.50% per annum, depending on our Combined Leverage Ratio or (2) (a) a base rate equal to the greatest of, (i) the federal funds rate, plus 0.5%, (ii) LIBOR for one month interest periods, plus 1.00% per annum or (iii) the rate of interest established by Agent, from time to time, as its prime rate, plus (b) a margin of 1.25% to 2.50% per annum depending on our Combined Leverage Ratio. In addition, we incur a commitment fee based on the unused portion of the revolving credit facility at a rate of 0.375% to 0.50% per annum depending on our Combined Leverage Ratio.

The $249 million borrowing capacity includes the right to a swing-line loan under the Credit Facility in an amount up to $7.5 million. The swing-line loans bear interest at the applicable base rate, plus a margin of 1.25% to 2.50% depending on our Combined Leverage Ratio. The $249 million borrowing capacity also includes standby letters of credit up to an aggregate amount of $35.0 million. Standby letters of credit are subject to a 0.25% fronting fee and other customary administrative charges. Standby letters of credit accrue a fee at a rate of 2.25% to 3.50% per annum, depending on our Combined Leverage Ratio.

The Credit Facility also contains two financial covenants. One required us to maintain a Combined Leverage Ratio no greater than 4.40 to 1.00 (or 4.25 to 1.00 after December 31, 2013) measured quarterly on a trailing four quarters’ basis. (See herein below for further information with respect to the Combined Leverage Ratio.)  The second requires us to maintain a Combined Interest Charge Coverage Ratio of at least 3.00 to 1.00.

On May 13, 2013, we entered into an amendment (the “Amendment”) to our existing Second Amended and Restated Credit Agreement dated as October 30, 2012 (the “Agreement”). The material terms and conditions of the Agreement remain substantially the same except as set forth below. As the result of the Amendment, the maximum amount we may borrow under the Agreement has been increased by $75 million to $324 million from $249 million. Subject to the consent of the lenders, we have the ability under certain circumstances to further increase the amount we may borrow by $100 million to $429 million.

We continue to be required to comply with certain financial covenants under the Agreement. The Amendment modified the covenant for the Combined Leverage Ratio (as defined in the Agreement). Under the amendment, we are required to maintain a Combined Leverage Ratio for the most recently completed four fiscal quarters of not greater than 4.75 : 1.00 through December 31, 2014, and 4.60: 1.00 thereafter. Previously, we were required to maintain a Combined Leverage Ratio of 4.40 : 1:00 through December 31, 2013, and 4.25:1:00 thereafter

The Credit Facility prohibits us from making distributions to unitholders if any potential default or event of default occurs or would result from the distribution, we are not in compliance with our financial covenants or we have lost status as a partnership for U.S. federal income tax purposes. In addition, the Credit Facility contains various covenants that may limit, among other things, our ability to:

•                  grant liens;

•                  create, incur, assume or suffer to exist other indebtedness; or

•                  make any material change to the nature of the our business, including mergers, liquidations and dissolutions; and,

•                  make certain investments, acquisitions or dispositions.

If an event of default exists under the Credit Facility, the lenders will be able to accelerate the maturity of the Credit Facility and exercise other rights and remedies. Events of default include, among others, the following:

•                  failure to pay any principal when due or any interest, fees or other amounts when due;

•                  failure of any representation or warranty to be true and correct in any material respect;

•                  failure to perform or otherwise comply with the covenants in the Credit Facility or in other loan documents without a waiver or amendment;

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

Market Risk

We purchase gasoline and diesel fuel from several suppliers at costs that are subject to market volatility.  These purchases are generally purchased pursuant to contracts or at market prices established with the supplier.  In general, we do not engage in hedging activities for these purchase due to our pricing structure with allows us to generally pass on price changes to our customers and affiliates.

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

As of March 31, 2013 and December 31, 2012, we had $183.8 million outstanding, respectively, on our revolving credit facility at an average interest rate of 3.0%. Our revolving credit facility matures in October, 2015. A one percentage point change in our average rate would impact interest expense by an aggregate of approximately $1.8 million.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” (Part I, Item 2) for further discussion of our debt commitments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the identification and the evaluation of the material weaknesses in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded, as of March 31, 2013, our disclosure controls and procedures were not effective. Notwithstanding the identified internal control weaknesses, management concluded the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles in the United States of America (GAAP).

As disclosed in the prospectus we filed in connection with our Offering, certain entities which comprised the Predecessor Entity were private entities with limited accounting personnel and other supervisory resources to adequately execute their accounting processes and address their internal controls over financial reporting. In connection with the preparation of the Predecessor Entity’s combined financial statements for the years ended December 31, 2011, 2010 and 2009 (which formed a part of the prospectus), there were identified and communicated material weaknesses related to lack of adequate staffing and management review by the appropriate level during the month-end closing process. The lack of technical accounting experience and management review resulted in several adjustments to the Predecessor Entity’s financial statements for the years ended December 31, 2011, 2010, and 2009.

We continue to evaluate the design and operation of our internal controls over financial reporting and cannot predict the outcome of our review at this time. During the course of the review, we may identify additional control deficiencies, which could give rise to significant deficiencies and other material weaknesses, in addition to the material weaknesses described above.   Each of the material weaknesses described above could result in a misstatement of our accounts or disclosures would result in a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected.

We are not be required to make our first annual assessment of our internal controls over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC, which will be the annual report for the year ending December 31, 2013. Further, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting until the year following our Annual Report on Form 10-K for the period ended December 31, 2012.

Changes in Internal Control over Financial Reporting

Our management has engaged in, and continues to engage in, efforts to address the material weaknesses our internal control over financial reporting. The following describes the on-going changes to our internal control over financial reporting subsequent to December 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•      enhance the oversight/review of the development of accounting estimates to ensure the key factors/inputs, calculations and the methodologies/assumptions supporting these estimates are consistent and accurate;

•      redefine ownership of and enhance the oversight/review of account reconciliations to ensure that reconciliation documentation is consistent and that account balances are accurate and agree to appropriate supporting detail, calculations or other documentation; and,

•      enhance our policies, procedures, and systems to specifically address the deficiencies identified and strengthen our internal controls.

Although we believe these remedial actions will result in correcting the material weaknesses in our internal control over financial reporting and system access /segregation of duties, the exact timing of when the conditions will be corrected is dependent upon future events.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), which could materially affect our business, financial condition or future results. The risk factors in our Form 10-K have not materially changed.

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

LEHIGH GAS PARTNERS LP

	By:	LEHIGH GAS GP LLC, its General Partner

Date: May 14, 2013	By:	/s/ Mark L. Miller
	Name:	Mark L. Miller
	Title:	Chief Financial Officer of Lehigh Gas GP LLC (On behalf of the registrant, and in the capacity as principal financial officer)

EXHIBIT INDEX

3.1

Certificate of Limited Partnership of Lehigh Gas Partners LP (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 for Lehigh Gas Partners LP, filed on May 11, 2012 (File No. 333-181370))

3.2

First Amended and Restated Agreement of Limited Partnership of Lehigh Gas Partners LP, dated October 30, 2012, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC and Lehigh Gas Corporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed October 30, 2012 (File No. 001-35711))

10.1

Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Phantom Units granted to executive officers on March 15, 2013. (incorporated by reference to Exhibit 10.6(b) to the Partnership’s annual report on Form 10-K for the year ended December 31, 2013.)

10.2

Amendment No. 2 to Credit Agreement entered into as of May 13, 2013, by and among Lehigh Gas Partners LP, each lender from time to time party thereto, and KeyBank National Association, as Administrative Agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on May 13, 2013).

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

* Filed herewith

† Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

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