Form 10-Q
period 2013-06-30
Lehigh Gas Partners LP
filed 2013-08-09
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 7, 2013, there were 7,526,044 common units and 7,525,000 subordinated units representing limited partner interests outstanding.

LEHIGH GAS PARTNERS LP

FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets of Lehigh Gas Partners LP as of June 30, 2013 and December 31, 2012		4
Unaudited Condensed Consolidated Statements of Operations of Lehigh Gas Partners LP for the Three and Six Months Ended June 30, 2013 and Unaudited Condensed Combined Statements of Operations of Lehigh Gas Entities (Predecessor) for the Three and Six Months Ended June 30, 2012		5
Unaudited Condensed Consolidated Statement of Partners’ Capital and Comprehensive Income of Lehigh Gas Partners LP for the Six Months Ended June 30, 2013		6
Unaudited Condensed Consolidated Statement of Cash Flows of Lehigh Gas Partners LP for the Six Months Ended June 30, 2013 and Unaudited Combined Statement of Cash Flows of Lehigh Gas Entities (Predecessor) for the Six Months Ended June 30, 2012		7
Unaudited Notes to Condensed Financial Statements		9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	44

PART II.	OTHER

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Default Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

Signatures		46

Explanatory Note

On October 30, 2012 (the “Closing Date”), we completed our initial public offering of a total of 6,000,000 common units representing limited partner interests, and on November 9, 2012, issued an additional 900,000 common units pursuant to the full exercise by the underwriters (the “Underwriters”) of their over-allotment option, all at a price of $20.00 per unit (the “Offering”).  We received aggregate proceeds of $125.7 million from the sale of the units, net of underwriting discounts and structuring fees, and $2.6 million of Offering related expenses.  Of this amount, approximately $36.7 million, including $16.7 million of net proceeds resulting from the exercise of the over-allotment option, were distributed to Joseph V. Topper, Jr., our chief executive officer, certain of Mr. Topper’s affiliates and family trusts, and to John B. Reilly, III, a member of the board of directors of our General Partner.

References in this Quarterly Report to “our Predecessor” or “Predecessor Entity” refer to the portion of the business of Lehigh Gas Corporation, or “LGC,” and its subsidiaries and affiliates contributed to Lehigh Gas Partners LP in connection with the Offering.  Unless the context requires otherwise, references in this Quarterly Report to “Lehigh Gas Partners LP,” “we,” “our,” “us,” or like terms, when used in the context of the periods following the completion of the Offering refer to Lehigh Gas Partners LP and its subsidiaries and, when used in the context of the periods prior to the completion of the Offering, refer to the portion of the business of our Predecessor, the wholesale distribution business of Lehigh Gas—Ohio, LLC, and real property and leasehold interests contributed to us in connection with the Offering by Joseph V. Topper, Jr., the chief executive officer and the Chairman of the board of directors of our General Partner and/or his affiliates.

References in this Quarterly Report to “our General Partner” or “Lehigh Gas GP” refer to Lehigh Gas GP LLC, the General Partner of Lehigh Gas Partners LP and a wholly owned subsidiary of LGC.  References to “LGO” refer to Lehigh Gas—Ohio, LLC, an entity managed by Joseph V. Topper, Jr.  All of LGO’s wholesale distribution business was contributed to us in connection with the Offering.  References to the “Topper Group” refer to Joseph V. Topper, Jr., collectively with those of his affiliates and family trusts that have ownership interests in our Predecessor.  A trust of which Joseph V. Topper, Jr. is a trustee owns all of the outstanding stock of LGC.  The Topper Group, including LGC, holds a significant portion of our limited partner interests.  Through his ownership of LGC, Joseph V. Topper, Jr. controls our General Partner.

Unless otherwise indicated, the financial results contained in this Quarterly Report are based upon our unaudited condensed consolidated financial results for the three and six months ended June 30, 2013, and the unaudited condensed combined financial results for the Predecessor Entity for the three and six months ended June 30, 2012.

References in this Quarterly Report to “lessee dealers” refer to third parties who operate sites we own or lease and we, in turn, lease such sites to the lessee dealers.  “Independent dealers” refer to third parties that own their sites or lease their sites from a landlord other than us.  “Sub-wholesalers” refer to third parties that elect to purchase motor fuels from us, on a wholesale basis, instead of purchasing directly from major integrated oil companies and refiners.

PART I — Financial Information

Item 1.  Financial Statements

Lehigh Gas Partners LP

Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands, except unit data)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$463	$4,768
Accounts receivable, less allowance for doubtful accounts of $72 and $0 at June 30, 2013 and December 31, 2012, respectively	6,039	5,741
Accounts receivable from affiliates	18,755	8,112
Environmental indemnification asset - current portion	615	591
Assets held for sale	—	1,615
Other current assets	1,873	2,147
Total current assets	27,745	22,974
Property and equipment, net	240,036	243,022
Intangible assets, net	33,033	35,602
Environmental indemnification asset	647	586
Deferred financing fees, net and other assets	10,692	10,031
Goodwill	5,636	5,636
Total assets	$317,789	$317,851
Liabilities and partners’ capital
Current liabilities:
Lease financing obligations - current portion	$2,533	$2,187
Accounts payable	22,821	16,279
Motor fuel taxes payable	6,929	9,455
Income taxes payable	523	342
Environmental liability - current portion	615	591
Accrued expenses and other current liabilities	4,929	3,299
Total current liabilities	38,350	32,153
Long-term debt	185,856	183,751
Lease financing obligations	67,410	73,793
Environmental liability	647	586
Other liabilities	12,982	13,023
Total liabilities	305,245	303,306
Commitments and contingencies (Note 15)
Partners’ capital:
Limited Partners’ Interest
Common units—public (6,901,044 and 6,900,000 units issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	124,186	125,093
Common units—affiliates (625,000 units issued and outstanding at June 30, 2013 and December 31, 2012)	(42,483)	(42,399)
Subordinated units—affiliates (7,525,000 units issued and outstanding at June 30, 2013 and December 31, 2012)	(69,159)	(68,149)
General Partner’s Interest	—	—
Total partners’ capital	12,544	14,545
Total liabilities and partners’ capital	$317,789	$317,851

The accompanying unaudited notes are an integral part of these

Unaudited Condensed Consolidated and Combined Financial Statements.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

Condensed Consolidated and Combined Statements of Operations

for the Three and Six Months Ended June 30, 2013 and 2012

(unaudited)

(Amounts in thousands, except unit and per unit data)

	Lehigh Gas Partners LP Consolidated for the Three Months Ended June 30, 2013	Lehigh Gas Entities (Predecessor) Combined for the Three Months Ended June 30, 2012	Lehigh Gas Partners LP Consolidated for the Six Months Ended June 30, 2013	Lehigh Gas Entities (Predecessor) Combined for the Six Months Ended June 30, 2012
Revenues:
Revenues from fuel sales	$228,719	$299,647	$447,023	$575,979
Revenues from fuel sales to affiliates	248,704	186,762	491,569	321,529
Rent income	3,833	2,971	7,185	6,084
Rent income from affiliates	6,432	1,047	13,349	2,898
Revenues from retail merchandise and other	—	4	—	7
Total revenues	487,688	490,431	959,126	906,497
Costs and Expenses:
Cost of revenues from fuel sales	223,665	291,630	437,943	563,291
Cost of revenues from fuel sales to affiliates	241,772	183,208	478,735	315,375
Rent expense	3,900	2,795	7,784	4,862
Operating expenses	1,100	1,466	1,910	3,198
Depreciation and amortization	4,864	3,726	9,703	8,455
Selling, general and administrative expenses	3,820	5,267	7,399	10,558
Gains on sales of assets, net	(47)	(1,892)	(47)	(2,973)
Total costs and operating expenses	479,074	486,200	943,427	902,766
Operating income (loss)	8,614	4,231	15,699	3,731
Interest expense, net	(3,518)	(3,501)	(6,907)	(6,893)
Other income, net	593	347	1,097	1,065
Income (loss) from continuing operations before income taxes	5,689	1,077	9,889	(2,097)
Income tax expense from continuing operations	220	—	663	—
Income (loss) from continuing operations after income taxes	5,469	1,077	9,226	(2,097)
Income from discontinued operations	—	169	—	309
Net income (loss) and comprehensive income (loss)	$5,469	$1,246	$9,226	$(1,788)
Limited partners’ interest in net income from continuing operations after income taxes	$5,469	n/a	$9,226	n/a
Net income allocated to common units	$2,735		$4,613
Net income allocated to subordinated units	$2,734		$4,613
Net income per common unit - basic and diluted	$0.363		$0.613
Net income per subordinated unit - basic and diluted	$0.363		$0.613
Weighted average limited partners’ units outstanding
Common units - basic and diluted	7,526,044		7,525,952
Subordinated units - basic and diluted	7,525,000		7,525,000

The accompanying unaudited notes are an integral part of these

Unaudited Condensed Consolidated and Combined Financial Statements.

Lehigh Gas Partners LP

Condensed Consolidated Statement of Partners’ Capital

and Comprehensive Income

(unaudited)

(Amounts in thousands, except unit data)

	Limited Partners’ Interest
	Common Unitholders— Public		Common Unitholders— Affiliates		Subordinated Unitholders— Affiliates		General Partner’s Interest	Partners’
	Units	Dollars	Units	Dollars	Units	Dollars	Dollars	Capital
Balance, December 31, 2012	6,900,000	$125,093	625,000	$(42,399)	7,525,000	$(68,149)	$—	$14,545
Equity-based director compensation	1,044	21	—	—	—	—	—	21
Net income and comprehensive income	—	4,230	—	383	—	4,613	—	9,226
Distributions paid	—	(5,158)	—	(467)	—	(5,623)	—	(11,248)
Balance, June 30, 2013	6,901,044	$124,186	625,000	$(42,483)	7,525,000	$(69,159)	$—	$12,544

The accompanying unaudited notes are an integral part of these

Unaudited Condensed Consolidated and Combined Financial Statements.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

Condensed Consolidated and Combined Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Lehigh Gas Partners LP Consolidated for the Six Months Ended June 30, 2013	Lehigh Gas Entities (Predecessor) Combined for the Six Months Ended June 30, 2012
Cash Flows Related to Operating Activities
Net income (loss)	$9,226	$(1,788)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	9,703	8,486
Accretion of interest	23	152
Amortization of debt discount	—	410
Amortization of deferred financing fees	1,359	385
Amortization of (above) below market leases, net	(7)	251
Gains on sales of assets, net	(47)	(3,210)
Provision for losses on doubtful accounts	72	25
Equity-based incentive compensation expense	978	—
Equity-based director compensation expense	21	—
Changes in certain assets and liabilities:
Accounts receivable	(370)	925
Accounts receivable from affiliates	(10,643)	(4,846)
Inventories	—	256
Environmental indemnification asset	—	1,901
Other current assets	276	(741)
Other assets	50	278
Accounts payable	6,542	8,327
Accrued expenses and other current liabilities	607	(102)
Motor fuel taxes payable	(2,526)	2,451
Income taxes payable	181	—
Environmental liability	—	(2,148)
Other long-term liabilities	(1,320)	1,687
Net cash flows provided by operating activities	14,125	12,699

Cash Flows Related to Investing Activities
Proceeds from sale of property and equipment	2,210	2,813
Purchases of property and equipment	(4,129)	(805)
Principal payments received on notes receivable	32	—
Cash paid in connection with acquisitions, net of cash acquired	—	(500)
Net cash flows (used in) provided by investing activities	(1,887)	1,508

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

Condensed Consolidated and Combined Statements of Cash Flows

(unaudited)

Continued

	Lehigh Gas Partners LP Consolidated for the Six Months Ended June 30, 2013	Lehigh Gas Entities (Predecessor) Combined for the Six Months Ended June 30, 2012
Cash Flows Related to Financing Activities
Borrowings under swing-line line-of-credit	40,808	—
Repayments of borrowings under swing-line line-of-credit	(40,808)	—
Proceeds from borrowings under revolving credit facility	1,150	—
Proceeds from issuance of long term debt	—	9,500
Repayment of long term debt	—	(16,571)
Repayment of lease financing obligations	(6,037)	(391)
Payment of deferred financing fees	(408)	(117)
Distributions paid on common and subordinated units	(11,248)	—
Advances to affiliates	—	(4,730)
Contributions from owners	—	2,957
Distributions to members	—	(4,922)
Net cash flows used in financing activities	(16,543)	(14,274)
Net decrease in cash and cash equivalents	(4,305)	(67)
Cash and Cash Equivalents
Beginning of period	4,768	2,082
End of period	$463	$2,015

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,551	$5,946
Cash paid for income taxes	$491	—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Lessor indirect costs incurred and deferred rent income recorded related to new lease transaction between affiliate and unrelated third-party
Total assets	$1,700	$—
Total liabilities	$(1,700)	$—
Issuance of note payable in connection with purchase of sites
Total assets	$1,000	$—
Total liabilities	$(1,000)	$—
Transfer of assets and liabilities from Getty capital lease obligation and asset retirement obligation
Total assets	$—	$34,200
Total liabilities	$—	$(34,200)
Transfer of assets and liabilities from Predecessor Entity to Affiliate
Total assets	$—	$588
Total liabilities	$—	$(588)
Receipt of note receivable in connection with the sale of 32 locations	$—	$2,700

The accompanying unaudited notes are an integral part of these

Unaudited Condensed Consolidated and Combined Financial Statements.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

Notes to Condensed Consolidated and Combined Financial Statements

(unaudited)

1. Organization and Basis of Presentation

The unaudited condensed consolidated financial statements as of June 30, 2013 and for the three and six months then ended are comprised of the Partnership which is a Delaware limited partnership, and the Partnership’s wholly-owned subsidiaries.  The Partnership was formed in December 2011 by Lehigh Gas GP LLC, a Delaware limited liability corporation, also formed in December 2011, to act as the General Partner of the Partnership.  The Partnership engages in the wholesale distribution of motor fuels, consisting primarily of gasoline and diesel fuels, and owns and leases real estate used in the retail distribution of motor fuels.

References to the unaudited condensed combined financial statements of “the Predecessor” or “Predecessor Entity” refer to the portion of the business of Lehigh Gas Corporation (“LGC”) and its subsidiaries and affiliates under common control (Energy Realty OP LP, EROP-Ohio Holdings, LLC, Lehigh-Kimber Petroleum Corporation, Lehigh-Kimber Realty, LLC, Kwik Pik-Ohio LLC and Kwik Pik Realty-Ohio LLC, which are collectively referred to as the “Lehigh Gas Entities”) that was contributed to the Partnership in connection with the Offering (the “Contributed Assets”). All of the Contributed Assets were recorded at historical cost as this transaction was considered to be a reorganization of entities under common control.  The Partnership issued common units and subordinated units to the shareholders, or their assigns, of the Predecessor Entity in consideration of their transfer of the Contributed Assets to the Partnership.

Accordingly, the accompanying unaudited condensed consolidated and combined financial statements are presented in accordance with SEC requirements for predecessor financial statements, which include the financial results of both the Partnership and the Predecessor Entity.  The results of operations contained in the unaudited condensed financial statements include the Partnership’s consolidated financial results for the three and six months ended June 30, 2013 and the Predecessor Entity’s combined financial results for the three and six months ended June 30, 2012.  The unaudited condensed consolidated balance sheets present the financial position of the Partnership as of June 30, 2013, and December 31, 2012.

The unaudited condensed consolidated financial statements include the accounts of the Partnership and all of its subsidiaries.  The Partnership’s operations are principally conducted by the following consolidated wholly-owned subsidiaries:

•                  Lehigh Gas Wholesale LLC (“LGW”), a Delaware limited liability company, which distributes motor fuels;

•                  LGP Realty Holdings LP (“LGPR”), a Delaware limited partnership, which functions as the property holding company of the Partnership; and,

•                  Lehigh Gas Wholesale Services, Inc. (“LGWS”), a Delaware corporation, which owns and leases (or leases and sub-leases) real estate and personal property, used in the retail distribution of motor fuels as well as provides maintenance and other services to lessee dealers and other customers (including Lehigh Gas—Ohio, LLC (“LGO”)).

As a result of the contribution of the Contributed Assets in connection with the Offering, the Partnership is engaged in substantially the same business and revenue generating activities as the Predecessor Entity, principally: (i) distributing motor fuels (using unrelated third-party transportation service providers)—on a wholesale basis to sub-wholesalers, independent dealers, lessee dealers, LGO, and others, and (ii) owning or leasing locations and, in turn, generating rent income from the lease or sublease of the locations to third-parties or LGO.

LGO is an operator of motor fuel stations that purchases motor fuel from the Partnership on a sub-wholesale basis and re-sells it on a retail basis.  LGO also leases motor fuel stations from the Partnership.  The financial results of LGO are not consolidated with those of the Partnership.  For more information regarding the Partnership’s relationship with LGO, see Note 16.

Interim Financial Statements

The accompanying interim condensed financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) on the same basis as the corresponding audited financial statements for the year ended December 31, 2012, and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Partnership’s financial position as of June 30, 2013, and the results of its operations and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other future periods.  Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC’s rules and regulations for interim financial statements.  These unaudited condensed financial statements should be read in conjunction with the corresponding audited financial statements and accompanying notes for the year ended December 31, 2012, included in our annual report on Form 10-K, filed with the SEC on March 28, 2013.

Significant Accounting Policies

The Partnership and the Predecessor Entity’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2012, included in our annual report on Form 10-K filed with the SEC on March 28, 2013.  Since the date of those financial statements, there have been no changes to the Partnership’s significant accounting policies.

Reclassifications

Certain reclassifications were made to prior period amounts to conform to the current year presentation.

Recent Accounting Pronouncements

The Partnership considers the applicability and impact of all new accounting guidance.  No new accounting guidance was adopted in 2013 that had or is expected to have a significant impact on the financial statements.

2. Acquisitions

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

With respect to the Dunmore Acquisition (as defined herein), the Partnership concluded the historical balance sheet and operating information concerning this acquisitions would not be meaningful to investors as the Partnership fundamentally changed the nature of the revenue producing assets acquired from the manner in which they were used by its seller.  Thus, presenting historical financial information regarding the acquisition may mislead investors.

Dunmore

On December 21, 2012 (the “Dunmore Acquisition Date), the Partnership completed (the “Dunmore Closing”) its acquisition of certain assets (the “Dunmore Acquisition”) of Dunmore Oil Company, Inc. and JoJo Oil Company, Inc. (together, the “Dunmore Sellers”) as contemplated by the Asset Purchase Agreement, as amended (the “Dunmore Purchase Agreement”), by and among the Partnership, a subsidiary of the Partnership, the Dunmore Sellers, and, for limited purposes, Joseph Gentile, Jr. Pursuant to the Dunmore Purchase Agreement, the Dunmore Sellers sold to the Partnership substantially all of the assets (collectively, the “Dunmore Assets”) held and used by the Dunmore Sellers in connection with their gasoline and diesel retail outlet business and their related convenience store business (the “Dunmore Retail Business”). In connection with this transaction, the Partnership acquired the real estate of 24 motor fuel service stations, 23 of which are fee simple interests and one of which is a leasehold interest.

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

The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the Dunmore Acquisition Date to estimate the fair value of assets acquired and liabilities assumed in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations.”  The Partnership believes the information provides a reasonable basis for estimating the fair values but the Partnership is waiting for additional information necessary to finalize those amounts.  Thus, the provisional measurements of fair value reflected are subject to change, and such change could be significant.  The Partnership expects to finalize the valuation and complete the purchase price as soon as practicable, but no later than one year from the Dunmore Acquisition Date.  There were no cumulative adjustments, other than reclassifications within property and equipment, for the six months ended June 30, 2013.

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

Incremental rent income for the Dunmore Acquisition included in the Partnership’s Unaudited Condensed Consolidated Statement of Operations was $0.5 million and $1.0 million for the three and six months ended June 30, 2013.

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

In connection with the purchase of the Express Lane Shares, LGWS acquired forty-one motor fuel service stations, one as a fee simple interest and forty as leasehold interests.  In connection with the purchase of the Express Lane Shares, on December 21, 2012, LGPR entered into a Purchase and Sale Agreement (the “Express Lane Purchase and Sale Agreement” and, together with the Express Lane Stock Purchase Agreement, the “Express Lane Agreements”) with Express Lane.  Under the Express Lane Purchase and Sale Agreement, LGPR acquired, prior to the Express Lane Purchaser’s acquisition of the Express Lane Shares, an additional fee simple interest in six properties and two fuel purchase agreements (collectively, the “Express Lane Property”) from Express Lane.

On December 21, 2012, LGPR completed the acquisition of the Express Lane Property from the Express Lane Sellers, as contemplated by the Express Lane Purchase and Sale Agreement.  In addition, on December 22, 2012, LGWS completed (the “Express Lane Closing”) the acquisition of the Express Lane Shares from the Express Lane Sellers, as contemplated by the Express Lane Stock Purchase Agreement.  The transactions contemplated by the Express Lane Agreements are together referred to as the “Express Lane Acquisition.”

As a result of the Express Lane acquisition, LGO leases the sites from the Partnership and operates Express Lane’s gasoline and diesel retail outlet business and its related convenience store business (the “Express Lane Retail Business”).  In addition, certain of the non-qualified income generating assets related to the Express Lane Retail Business and certain non-qualified liabilities of the Express Lane Sellers were assigned to LGO.  LGO paid the Partnership $1.0 million for advanced rent payments.  The Partnership has accrued $1.8 million of additional purchase price consideration for the net working capital of the Express Lane Retail Business (See Note 8), which is subject to final agreement between the Partnership and the Express Lane Sellers.

Pursuant to the Franchise Agreement, the Partnership is the exclusive distributor of motor fuels to all sites operated by LGO in connection with the Express Lane Retail Business.  In addition, the Partnership leases these sites to LGO pursuant to property lease agreements.

Under the Express Lane Agreements, the aggregate purchase price (the “Express Lane Purchase Price”) for the Express Lane Property and the Express Lane Shares was $45.4 million, inclusive of $1.8 million of certain preliminary post-closing adjustments.  Of the Express Lane Purchase Price, LGWS paid an aggregate of $41.9 million to the Express Lane Sellers and placed an aggregate of $1.1 million into escrow, of which $1.0 million has been placed into escrow to fund any indemnification or similar claims made under the Express Lane Agreements by the parties thereto, and $0.1 million has been placed into escrow pending the completion of certain environmental remediation measures.  In addition to the Express Lane Purchase Price, LGPR also placed $0.6 million into escrow to indemnify the Express Lane Sellers for certain tax obligations resulting from the sale of the Express Lane Property.

Under the Express Lane Stock Purchase Agreement, the Express Lane Sellers have agreed not to compete in the retail motor fuel or convenience store business within the State of Florida for a period of four years following the Express Lane Closing.  In addition, pursuant to the Express Lane Stock Purchase Agreement, each of the Express Lane Sellers executed a general release in favor of LGWS, Express Lane and their respective affiliates.

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

The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the respective closing dates of the Express Lane Acquisition to estimate the fair value of assets acquired and liabilities assumed in accordance with ASC 805, “Business Combinations.”  The Partnership believes the information provides a reasonable basis for estimating the fair values but the Partnership is waiting for additional information necessary to finalize those amounts.  Thus, the provisional measurements of fair value reflected are subject to change, and such change could be significant.  The Partnership expects to finalize the valuation and complete the purchase price as soon as practicable.  There were no cumulative adjustments, other than reclassifications within property and equipment, for the six months ended June 30, 2013.

The fair value of land, buildings and equipment (“tangible assets”) was determined using a cost approach, with the fair value of an asset estimated by reference to the replacement cost to obtain a substitute asset of comparable features and functionality, and is the amount a willing market participant would pay for such an asset, taking into consideration the asset condition as well as any physical deterioration, functional obsolescence and/or economic obsolescence.  The buildings and equipment are being depreciated on a straight-line basis, with estimated useful lives of 20 years for buildings and 5 to 15 years for equipment.  Land is not depreciated.

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

The fair value of the discount related to lease agreements with above/below average market value was determined using an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the lease agreements over their estimated remaining useful life, generally assumed to extend through the term of the lease agreements, and using discount rates considered appropriate given the inherent risks associated with this type of agreement.  The Partnership believes the level and timing of cash flows represent relevant market participant assumptions.  The discount related to lease agreements with above/below average market value is being amortized on a straight-line basis over the term of the respective lease agreements, with an estimated weighted average useful life of 5 years.

Aggregate incremental revenue for the Express Lane Acquisition included in the Partnership’s Unaudited Condensed Consolidated Statement of Operations was $34.4 million and $65.6 million for the three and six months ended June 30, 2013, respectively.

The following is unaudited pro forma information related to the Express Lane Acquisition as if the transaction had occurred on January 1, 2012 (in thousands):

	Lehigh Gas Entities (Predecessor) Combined
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Total revenues	$552,601	$1,024,575
Net loss	$2,684	$(1,350)

All of the transactions between the Partnership and LGO related to the Express Lane Agreements have been approved by the conflicts committee of the board of directors of the General Partner.

3. Discontinued Operations and Assets Held for Sale

Discontinued Operations

As part of certain sale transactions, the Partnership may continue to distribute motor fuels on a wholesale basis to a divested site.  In addition, the Partnership and Predecessor Entity may have the right to monitor and, if necessary, impose conditions on the operations of a divested site to ensure that the purchaser is complying with the terms and conditions of the franchise agreement covering such site.  Accordingly, the Partnership and Predecessor Entity may have the ability to exert significant influence over the divested site and thus the Partnership and Predecessor Entity may have significant continuing involvement.  Such sites are not deemed discontinued operations.

The Partnership and Predecessor Entity classify locations as discontinued when operations and cash flows will be eliminated from ongoing operations and the Partnership and Predecessor Entity will not retain any significant continuing involvement in the operations after the respective sale transactions.  For the three and six months ended June 30, 2012, all of the operating results for these discontinued operations were removed from continuing operations and were presented separately as discontinued operations in the statement of operations.  The notes to the financial statements were adjusted to exclude discontinued operations unless otherwise noted.  The Partnership had no discontinued operations.

The following operating results of the locations are included in discontinued operations for the periods presented (in thousands):

	Lehigh Gas Entities (Predecessor) Combined
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues:
Revenues from fuel sales	$1,342	$2,558
Rent income	30	60
Total revenues	1,372	2,618
Costs and Expenses:
Cost of revenues from fuel sales	1,287	2,482
Operating expenses	3	6
Depreciation and amortization	15	33
Gains on sales of assets, net	(115)	(238)
Total costs and operating expenses	1,190	2,283
Operating income	182	335
Interest expense, net	(13)	(26)
Income from discontinued operations	$169	$309

Assets Held for Sale

The Partnership had classified five locations as of December 31, 2012, as held-for-sale.  In connection with the classification as held-for-sale, the Predecessor Entity recognized a loss of $0.9 million for the six months ended June 30, 2012.  The loss represents the impairment recognized to present the held-for-sale locations at the lower of cost or fair value, less costs to sell.  The fair values, less costs to sell were determined based on negotiated amounts in agreements with unrelated third parties.  No impairment was recognized in the three and six months ended June 30, 2013.  There were no assets held for sale at June 30, 2013.  Assets held for sale for the Partnership are as follows (in thousands):

December 31, 2012
Land	$1,351
Buildings and improvements	435
Equipment and other	163
Total property and equipment, at cost	1,949
Accumulated depreciation and amortization	(334)
Assets held for sale	$1,615

4. Property and Equipment

Property and equipment, net for the Partnership consisted of the following at (in thousands):

	June 30, 2013	December 31, 2012
Land	$98,382	$98,117
Buildings and improvements	110,840	108,508
Leasehold improvements	5,060	4,260
Equipment and other	61,650	60,972
Property and equipment, at cost	275,932	271,857
Accumulated depreciation and amortization	(35,896)	(28,835)
Property and equipment, net	$240,036	$243,022

Depreciation expense, including amortization of assets recorded under sale-leasebacks and capital lease obligations, was approximately $3.8 million and $3.2 million for the three months ended June 30, 2013 and 2012, and $7.6 million and $7.1 million for the six months ended June 30, 2013 and 2012, respectively.

The following site purchases and divestitures occurred in the six months ended June 30, 2013:

•                  In April 2013, the Partnership purchased one site in Pennsylvania for $0.7 million.

•                  In April 2013, the Partnership sold five sites in Ohio for $1.5 million, which were included in assets held for sale at December 31, 2012.  This transaction did not have a material impact on the results of operations for 2013.

•                  In May 2013, the Partnership sold one site in Kentucky for $0.7 million.  This transaction did not have a material impact on the results of operations for 2013.

•                  In May 2013, the Partnership repurchased four sites in Ohio for $7.1 million.  These sites were previously leased through sale-leaseback transactions that were accounted for as lease financing obligations with a remaining balance of $5.1 million.  The $2.0 million difference between the purchase price and the remaining balance of the lease financing obligation was recorded as an increase to property and equipment.

•                  In June 2013, the Partnership purchased two sites in Florida for $1.6 million, of which $0.6 million was paid in cash and the remaining balance was financed as a mortgage payable.  See Note 6 for additional details.

5. Goodwill and Intangible Assets

Intangible assets for the Partnership consist of the following (in thousands):

	June 30, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply agreements	$16,451	$(8,121)	$8,330	$16,451	$(7,151)	$9,300
Wholesale fuel distribution rights	23,200	(1,160)	22,040	23,200	—	23,200
Trademarks	134	(47)	87	134	(40)	94
Below market leases	3,322	(746)	2,576	3,422	(414)	3,008
Total	$43,107	$(10,074)	$33,033	$43,207	$(7,605)	$35,602

As noted above, the Partnership purchased two sites in Florida in June 2013.  Prior to the acquisition, there was a below market lease intangible asset associated with these sites since they were previously leased through the Express Lane acquisition.  This intangible asset was written off, resulting in a charge of $0.1 million for the three and six months ended June 30, 2013.

The aggregate amortization expense, including amortization of above and below market lease intangible assets which is classified as rent expense, was approximately $1.1 million and $0.5 million for the three months ended June 30, 2013 and 2012, and $2.1 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively.

There was no change in goodwill during the six months ended June 30, 2013.

6. Debt

Credit Facility

On October 30, 2012, in connection with the Offering, the Partnership entered into a credit agreement among the Partnership, as borrower, and a syndicate of banks including KeyBank National Association, as administrative agent, collateral agent, letter-of-credit issuer, joint lead arranger and joint book runner (the “Credit Facility”).

The Credit Facility matures on October 30, 2015 and consisted of a $249.0 million senior secured revolving credit facility, a swing-line line-of-credit loan up to $7.5 million and standby letters of credit up to an aggregate of $35.0 million.  The Credit Facility had the ability to be increased, from time to time, upon the Partnership’s written request, subject to certain conditions, up to an additional $75.0 million.  All obligations under the Credit Facility are secured by substantially all of the assets of the Partnership and its subsidiaries.

On May 13, 2013, the Partnership entered into an amendment to the Credit Facility (the “Amendment”) to increase its credit line by $75.0 million to $324.0 million from $249.0 million.  Subject to the consent of the lenders, the Partnership has the ability under certain circumstances to further increase the amount that it may borrow by $100.0 million to $424.0 million.  The Amendment was treated as a modification under ASC 470-50-40, “Modifications and Extinguishments,” and, as a result, the Partnership recorded $0.4 million in deferred financing fees, which are included in deferred financing costs, net and other assets on the balance sheet at June 30, 2013 and are being amortized on a straight line basis over the remaining term of the Credit Facility.

The Partnership is required to comply with certain financial covenants under the Credit Facility.  The Partnership is required to maintain a combined leverage ratio (as defined) for the most recently completed four fiscal quarters of not greater than 4.75 to 1.00 through December 31, 2014, and 4.60 to 1.00 thereafter.  The Partnership is also required to maintain a combined interest charge coverage ratio (as defined) of at least 3.00 to 1.00.  The Partnership was in compliance with all financial covenants as of June 30, 2013 and December 31, 2012.

Borrowings under the Credit Facility, as amended, bear interest, at the Partnership’s option, at (1) a rate equal to the London Interbank Offering Rate (“LIBOR”), for interest periods of one, two, three or six months, plus a margin of 2.25% to 3.50% per annum, depending on the Partnership’s combined leverage ratio (as defined) or (2) (a) a base rate equal to the greatest of: (i) the federal funds rate, plus 0.5%, (ii) LIBOR for one month interest periods, plus 1.00% per annum or (iii) the rate of interest established by the agent, from time to time, as its prime rate, plus (b) a margin of 1.25% to 2.50% per annum depending on the Partnership’s combined leverage ratio. In addition, the Partnership incurs a commitment fee based on the unused portion of the revolving credit facility at a rate of 0.375% to 0.50% per annum depending on the Partnership’s combined leverage ratio.  The weighted average interest rate for the Credit Facility was 3.2% for the three and six months ended June 30, 2013.

A total of $7.6 million of deferred financing costs are being recognized as interest expense ratably over the term of the Credit Facility.  The $7.6 million of deferred financing costs resulted from the payment of $4.1 million in lender fees in connection with obtaining the Credit Facility, $3.1 million of the remaining unamortized balance of deferred financing costs associated with the (former) Predecessor credit facility and $0.4 million in lender fees in connection with Amendment.

The Credit Facility prohibits the Partnership from making distributions to unitholders if any potential default or event of default occurs or would result from the distribution, the Partnership is not in compliance with its financial covenants or the Partnership has lost its status as a partnership for U.S. federal income tax purposes.  In addition, the Credit Facility contains various covenants which may limit, among other things, the Partnership’s ability to grant liens; create, incur, assume, or suffer to exist other indebtedness; or make any material change to the nature of the Partnership’s business, including mergers, liquidations, and dissolutions; and make certain investments, acquisitions or dispositions.

There was $184.9 million and $183.8 million outstanding on the Credit Facility at June 30, 2013 and December 31, 2012, respectively, all of which is classified as long-term on the Partnership’s unaudited condensed consolidated balance sheet.  There was $14.6 million and $13.9 million outstanding under standby letters of credit at June 30, 2013 and December 31, 2012, respectively.

Note Payable

In connection with the acquisition of two sites in Florida noted previously, the Partnership issued a $1.0 million note payable.  Interest accrues at 4.0% over a 15-year period with monthly payments of $0.007 million each over the first 5 years commencing August 1, 2013.  The 60th payment is a balloon payment for all outstanding principal and any unpaid interest.  The loan is secured by all the real and personal property at the two sites.

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

Borrowings under the revolving term loan credit facility bore interest at a floating rate which, at the Predecessor Entity’s option, could have been determined by reference to a LIBOR rate or a base rate plus an applicable margin ranging from 125 to 300 basis points.  Short term advances bore interest at a base rate plus an applicable margin.  The Predecessor Entity’s applicable margin was determined by certain combined leverage ratios at the time of borrowing as set forth in the credit agreement.  The Predecessor Entity was subject to a commitment fee of 50 basis points for any excess borrowing capacity over the outstanding principal borrowings under the revolver portion of the credit facility.  Interest incurred for the three and six months ended June 30, 2012, was $1.6 million and $3.2 million, respectively.

In connection with obtaining the revolving term loan credit facility, the Predecessor Entity paid $4.2 million in lender fees of which $2.6 million were allocated to the term portion of the facility and recorded as a discount to the carrying value of the debt.  The discount was being amortized into interest expense over the terms of the related debt.  The debt discount and deferred financing fees were being amortized into interest expense over the terms of the related debt.  For the three and six months ended June 30, 2012, amortization of debt discount and deferred financing fees was $0.4 million and $0.7 million, respectively.  All amounts under the Predecessor Entity’s credit facility were paid in full with proceeds from the Offering.

Term Loan

On December 30, 2009, the Predecessor Entity issued a promissory note.  The Predecessor Entity made monthly installment payments of $0.05 million, which included components of principal and interest up to the December 30, 2014 maturity date of the term loan.  Borrowings under the term loan facility bore interest at a floating rate, which were determined by reference to a base rate plus an applicable margin of 2.0%.  In February 2012, this term loan was paid in its entirety.  Interest incurred for the three months ended March 31, 2012 was $0.04 million.  In connection with obtaining the term loan, the Predecessor Entity paid $0.1 million in lender fees, which were recorded as a discount to the carrying value of the debt.  The debt discount was being amortized into interest expense over the term of the related debt.  Upon paying the term loan in its entirety in February 2012, the unamortized portion of the discount was immediately expensed.  For the three and six months ended June 30, 2012, amortization of debt discount was $0.05 million for both periods presented.

Mortgage Notes

In June and December of 2008, the Predecessor Entity entered into several mortgage notes with two lenders for an aggregate initial borrowing amount of $23.6 million.  Pursuant to the terms of the mortgage notes, the Predecessor Entity made monthly installment payments that were comprised of principal and interest through maturity dates of June 23, 2023 and December 23, 2023.  Since the initial borrowing the Predecessor Entity had made additional principal payments.  The mortgage notes bore interest at a floating rate which could have been determined by reference to an index rate plus an applicable margin not to exceed 5.0%.  As of June 30, 2012, the weighted average interest rate was 4.0%.  Interest expense for the three and six months ended June 30, 2012, was $0.1 million and $0.3 million, respectively.  In connection with obtaining the mortgage notes, the Predecessor Entity incurred $0.2 million in related expenses that were recorded as deferred financing fees.  The deferred financing fees were being amortized into interest expense over the terms of the related debt.  Amortization of deferred financing for the three and six months ended June 30, 2012 was $0.01 million and $0.02 million, respectively.  All amounts under the Predecessor Entity’s mortgage notes were paid in full with proceeds from the Offering.

7. Lease Financing Obligations

The Predecessor Entity entered into sale-leaseback transactions for certain locations, and since the Predecessor Entity had continuing involvement in the underlying locations, the sale was not recognized and the leaseback or other arrangements were accounted for as lease financing obligations and are included in the table below.  The Predecessor Entity also leased certain fuel stations and equipment under lease agreements accounted for as capital lease obligations.  Certain of the lease agreements were assigned to the Partnership in connection with the Contribution Agreement.  The future minimum lease payments under these lease financing obligations as of June 30, 2013 are as follows (in thousands):

June 30, 2013
Remaining in 2013	$3,122
2014	6,354
2015	6,460
2016	6,465
2017	6,426
Thereafter	80,590
Total future minimum lease payments	109,417
Less Interest component	39,474
Present value of minimum lease payments	69,943
Current portion	2,533
Long-term portion	$67,410

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities for the Partnership consisted of the following at (in thousands):

	June 30, 2013	December 31, 2012
Interest expense	$97	$124
Professional fees	645	436
Express Lane working capital payable	1,791	1,791
Equity-based incentive compensation	978	—
Taxes other than income	594	40
Other	824	908
Total accrued expenses and other current liabilities	$4,929	$3,299

9. Fair Value Measurements

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred.  There were no transfers between any levels in 2013 or 2012.

For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.  See Note 3 for a discussion of impairment charges to reduce the net book value of assets held for sale to fair value less cost to sell.  Such fair value measurements were based on negotiated sales prices, or sales of comparable properties, and represent level 2 measurements.

Financial Instruments

The fair value of the Partnership’s financial instruments consisting of accounts receivable, accounts payable and debt approximated their carrying value as of June 30, 2013 and December 31, 2012.

10. Environmental Liabilities

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

The Partnership’s environmental liability was $1.3 million and $1.2 million at June 30, 2013 and December 31, 2012, respectively.  The liability relates to sites acquired or leased since the IPO.  The Partnership made payments of $0.1 million and recorded an additional accrual of $0.2 million in the three months ended June 30, 2013.

The Partnership is indemnified by third-party escrow funds of $0.2 million and state funds or insurance totaling $1.1 million, which are recorded as indemnification assets.  State funds represent probable state reimbursement amounts.  Reimbursement will depend upon the continued maintenance and solvency of the state.  Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

Environmental liabilities related to the contributed sites have not been assigned to the Partnership, and are still the responsibility of certain of the Predecessor Entities.  The Omnibus Agreement (further described in Note 16) provides that certain of the Predecessor Entities must indemnify the Partnership for any costs or expenses that the Partnership incurs for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the Offering for contributed sites.  Certain of the Predecessor Entities are the beneficiary of escrow accounts created to cover the cost to remediate certain environmental liabilities.  In addition, certain of the Predecessor Entities maintain insurance policies to cover environmental liabilities and/or, where available, participate in state programs that may also assist in funding the costs of environmental liabilities.  Certain sites that were contributed to the Partnership, in accordance with the Contribution Agreement, were identified as having existing environmental liabilities that are not covered by escrow accounts, state funds or insurance policies.

The following table presents a summary roll forward of the Predecessor Entity’s environmental liabilities, on an undiscounted basis, for the six months ended June 30, 2013 (in thousands):

	Balance at December 31, 2012	Additions 2013	Payments in 2013	Balance at June 30, 2013
Environmental liabilities	$21,208	$301	$1,766	$19,743

A significant portion of the Predecessor Entities’ environmental reserves have corresponding indemnification assets.  The breakdown of the indemnification assets is as follows (in thousands):

	June 30, 2013	December 31, 2012
Third-party escrows	$7,353	$7,988
State funds	3,519	4,051
Insurance coverage	5,737	6,037
Total indemnification assets	$16,609	$18,076

11.       Equity-Based Incentive Compensation

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

Previously, the board of directors had determined to grant up to 500,000 phantom units under the Plan to employees of LGC, other than the chief executive officer of our General Partner, within 180 days after the closing of the Offering.  In this regard, on March 15, 2013, the Partnership granted 446,420 phantom units to certain LGC employees under the Plan.  The fair value of each phantom unit is equal to the closing price of the common units on the date of grant.  The awards vest ratably over a three-year service period.  The estimated fair value of the units expected to vest is recognized ratably over the vesting period as compensation expense.  Total unrecognized compensation cost related to the non-vested phantom units totaled $9.1 million as of June 30, 2013, which is expected to be recognized over a weighted average period of 2.7 years.  Compensation expense for the three and six months ended June 30, 2013 was $0.9 million and $1.0 million, respectively.  The fair value of the non-vested phantom units outstanding as of June 30, 2013, was $11.0 million.

The following is a summary of the phantom unit award activity for the six months ended June 30, 2013:

Non-vested at January 1, 2013	—
Granted	449,420
Forfeited	(5,174)
Non-vested at June 30, 2013	444,246

It is the intent of the Partnership to settle these phantom units upon vesting by issuing common units, as allowed under the Plan.  However, the awards may be settled in cash at the discretion of the board of directors of the General Partner.

12. Partners’ Capital

In connection with the closing of the Offering, pursuant to an agreement with the Predecessor, the Predecessor contributed certain assets, liabilities, operations and/or equity interests (the “Contributed Assets”) to the Partnership.  In consideration of the Contributed Assets, the Partnership issued and/or distributed to the Predecessor an aggregate: 625,000 common units, representing 8.3% of the common units outstanding, and 7,525,000 subordinated units, representing 100% of the subordinated units outstanding, which comprise 54.1 % of the aggregate total common units and subordinated units outstanding.  The Partnership issued a total of 6,900,000 common units, including 6,000,000 common units in connection with the initial public offering and 900,000 common units in connection with the underwriter’s over-allotment option.  In January 2013, the Partnership issued an aggregate of 1,044 units to members of the board of directors of the Partnership’s General Partner related to director compensation.

13.       Net Income per Limited Partnership Unit

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

In addition to the common and subordinated units, the Partnership has identified the IDRs as participating securities and computes income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the Partnership Agreement.  Net income per unit applicable to limited partners (including common and subordinated unitholders) is computed by dividing the limited partners’ interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units.  There were no participating IDRs for the six months ended June 30, 2013.

The following provides a reconciliation of net income and the allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the three and six months ended June 30, 2013 (in thousands, except unit, and per unit amounts):

	Three Months Ended June 30, 2013
	Common Units	Subordinated Units
Numerator:
Net income	$2,735	$2,734

Declared distributions (1)	3,594	3,593
Allocation of distributions in excess of net income (2)	(859)	(859)
Limited partners’ interest in net income	$2,735	$2,734

Denominator:
Basic and diluted weighted average limited partnership units outstanding (3)	7,526,044	7,525,000
Basic and diluted net income per limited partnership unit	$0.363	$0.363

	Six Months Ended June 30, 2013
	Common Units	Subordinated Units
Numerator:
Net income	$4,613	$4,613

Declared distributions (1)	$6,999	$6,998
Allocation of distributions in excess of net income (2)	(2,386)	(2,385)
Limited partners’ interest in net income	$4,613	$4,613

Denominator:
Basic and diluted weighted average limited partnership units outstanding (3)	7,525,952	7,525,000
Basic and diluted net income per limited partnership unit	$0.613	$0.613

(1)         Distribution declared per unit was $0.4775 and $0.93 for the three and six months ended June 30, 2013, respectively, as further described below.

(2)         Allocation of distributions in excess of net income is based on a pro rata proportion to the common and subordinated units as outlined in the Partnership Agreement.

(3)         For purposes of calculating diluted weighted average limited partnership units outstanding, all outstanding phantom units were excluded from the calculation as they were anti-dilutive.

The Partnership Agreement sets forth the calculation used for determining the cash distributions the common and subordinated unitholders are entitled to receive.  In accordance with the Partnership Agreement, on August 8, 2013, the Partnership declared a quarterly dividend, to be paid from the operating surplus, totaling $7.2 million, or $0.4775 per unit.  Subsequent to this distribution, the Partnership will have distributed $14.0 million, or $0.93 per unit on a year-to-date basis.

14. Income Taxes

The Partnership is a limited partnership under the Internal Revenue Code and, accordingly, earnings or losses, to the extent not included in LGWS, its taxable subsidiary, are included in the tax returns of the individual partners for federal and state income tax purposes.  Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities, in addition to the allocation requirements related to taxable income under the Partnership Agreement.

As a limited partnership, the Partnership is generally not subject to income tax.  However, the Partnership is subject to a statutory requirement that non-qualifying income (for example, rent associated with personal property, service income and others) cannot exceed 10% of total gross income, determined on a calendar year basis under the applicable income tax provisions.  If the amount of its non-qualifying income exceeds this statutory limit, the Partnership would be taxed as a corporation.  Accordingly, certain activities that generate non-qualifying income are conducted through LGWS.  LGWS is subject to federal and state income tax and pays income taxes related to the results of its operations.  For the six months ended June 30, 2013, the Partnership’s non-qualifying income did not exceed the statutory limit.

The effective tax rate differs from the statutory rate due primarily to Partnership earnings that are generally not subject to federal and state income taxes at the Partnership level. The rate reconciliation is below:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Income from continuing operations before income taxes	$5,689	$9,889
Income from continuing operations before income taxes of the Partnership excluding LGWS	5,559	9,659
Income from continuing operations before income taxes of LGWS	130	230
Federal income taxes at statutory rate	44	78
Increase due to:
State income taxes and other, net of federal income tax benefit	38	49
Valuation allowance adjustments	138	536
Total income tax expense	$220	$663

As of June 30, 2013, the Partnership had deferred income tax assets of $1.9 million, comprised of $0.7 million related to rent and $1.2 million related to property and equipment.  The deferred tax assets were fully reserved against with a valuation allowance.  In conjunction with the Partnership’s ongoing review of its actual results and anticipated future earnings, the Partnership continuously reassesses the possibility of releasing the valuation allowance on its deferred tax assets.  It is reasonably possible that a significant portion of the valuation allowance will be released within the next twelve months.  Since $1.2 million of deferred tax assets existed at the date of the contribution from the Predecessor Entity, $1.2 million of the valuation allowance was recorded as a charge against Partners’ Capital—affiliates in 2012, with any reduction of such portion of the valuation allowance to be recorded as a credit to Partners’ Capital—affiliates.

15. Commitments and Contingencies

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

Environmental Liabilities

See Note 10 for a discussion of the Partnership and the Predecessor Entity’s environmental liabilities.

16. Related-Party Transactions

The related party transactions with the Partnership and the Predecessor Entity and other affiliated entities under common control not part of the Predecessor Entity are as follows:

Revenues from Fuel Sales to Affiliates

The Partnership and the Predecessor Entity sell motor fuels to their affiliates at prevailing market prices at the time of delivery.  Revenues and cost of revenues from fuel sales to affiliates are separately classified in the statements of operations.

Operating Leases of Gasoline Stations as Lessor

The Partnership and the Predecessor Entity lease certain motor fuel stations to their affiliates under cancelable operating leases.  Rent income under these agreements is separately classified in the statements of operations.

Operating Leases of Gasoline Stations as Lessee

The Partnership and the Predecessor Entity lease certain motor fuel stations from their affiliates under cancelable operating leases.  Rent expense under these agreements was $0.3 million and $0.2 million for the three months ended June 30, 2013 and 2012, and $0.5 million and $0.3 million for the six months ended June 30, 2013 and 2012, respectively.

Management Fees

In connection with the Offering, the Partnership entered into an Omnibus Agreement (the “Omnibus Agreement”) by and among the Partnership, the General Partner, LGC, LGO and, for limited purposes, Joseph V. Topper, Jr.  Pursuant to the Omnibus Agreement, among other things, LGC provides the Partnership and the General Partner with management, administrative and operating services.  As the Partnership does not have any employees, LGC provides the Partnership with personnel necessary to carry out the services provided under the Omnibus Agreement and any other services necessary to operate the Partnership’s business.

In accordance with the Omnibus Agreement, the Partnership is required to pay LGC a management fee, which is initially an amount equal to (1) $420,000 per month plus (2) $0.0025 for each gallon of motor fuel the Partnership distributes per month.  In addition, and subject to certain restrictions on LGC’s ability to incur third-party fees, costs, taxes and expenses, the Partnership is required to reimburse LGC and the General Partner for all reasonable out-of-pocket third-party fees, costs, taxes and expenses incurred by LGC or the General Partner on the Partnership’s behalf in connection with providing the services required to be provided by LGC under the Omnibus Agreement.  For the three and six months ended June 30, 2013, the Partnership incurred $1.7 million and $3.3 million in management fees under the Omnibus Agreement, classified as selling, general and administrative expenses in the statement of operations.

The Predecessor Entity charged management fees to its Affiliates and these amounts are included as contra-expense amounts in selling, general and administrative expenses in the statement of operations.  The amounts recorded for these management fees were approximately $1.1 million and $2.0 million for the three and six months ended June 30, 2012.  These management fees reflect the allocation of certain overhead expenses of the Predecessor Entity and include costs of centralized corporate functions, such as legal, accounting, information technology, insurance and other corporate services.  The allocation methods for these costs included: estimates of the costs and level of support attributable to its affiliates for legal, accounting, and usage and headcount for information technology.

Environmental Costs

Certain environmental monitoring and remediation activities are undertaken by an affiliate of the Partnership as approved by the conflicts committee of the board of directors of the General Partner.  The Partnership incurred $0.2 million with this affiliate for the three and six months ended June 30, 2013.

Sites Previously Leased by LGO

In March 2013, the Partnership entered into an agreement with an unrelated third-party to lease 19 sites in the Cleveland, Ohio market which were previously leased in their entirety to LGO.  Through June 30, 2013, the unrelated third-party paid $1.7 million directly to LGO for its agreement to vacate these sites.  Although the Partnership did not participate directly in the transaction between LGO and the unrelated third-party, it was deemed for accounting purposes to have an intermediary role in the transaction in its capacity as the entity controlling these sites (either through fee ownership or leasehold interest).  Accordingly, the Partnership recorded $1.7 million in deferred initial direct costs, which is included in deferred financing costs, net and other assets, and a corresponding deferred rent income liability, which is included in other liabilities, both of which will be recognized ratably over the term of the leases with the unrelated third-party lessee.  Further, the retail motor fuel business at these sites continues to be operated by LGO.  The transaction was approved by the conflicts committee of the board of directors of the General Partner.

Mandatorily Redeemable Preferred Member Interests

In December 2008, the Predecessor Entity issued non-voting preferred member interests of $12.0 million to certain related individuals.  From February 2011 through August 31, 2012, the holders of preferred member interests received semi-annual dividend payments at a rate of 12.0%.  Pursuant to an amendment in May 2012, the interest rate increased to 15.0% for the period from September 1, 2012 through August 31, 2013.  Dividend payments, including accrued dividends, are recorded as interest expense.  For the three and six months ended June 30, 2012, the Predecessor Entity recorded interest expense of $0.3 million and $0.7 million, respectively.

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

17. Subsequent Events

Rocky Top Acquisition

On August 1, 2013, the Partnership entered into an asset purchase agreement (the “Purchase Agreement”) with Rocky Top Markets, LLC and Rocky Top Properties, LLC (collectively, “Rocky Top”), pursuant to which the Partnership will purchase 30 motor fuel stations, assume or enter into four motor fuel station leases, assume certain third-party supply contracts and purchase certain other assets, which are held or used by Rocky Top in connection with their motor fuels business and related convenience store business located in the Knoxville, Tennessee area. In connection with this transaction, at closing, the Partnership will enter into a sublease and purchase agreement with Rocky Top and certain of their affiliates (collectively, the “Sellers”) to initially lease 29 of the motor fuel stations (the “Real Estate Assets”) that the Partnership is obligated to purchase no earlier than August 1, 2015.

The Partnership will pay $10.7 million in cash to Rocky Top at closing and, at the election of the Sellers, will be obligated to purchase the Real Estate Assets either (a) in whole for $26.2 million on or about August 1, 2015, or (b) in approximately equal parts over a 5 year period for an average of $5.3 million per year beginning in 2016.  The closing is scheduled to occur in the third quarter of 2013.

Simultaneously, LGO entered into an asset purchase agreement (the “LGO Purchase Agreement”) with Rocky Top to acquire the retail assets (including fuel and merchandise inventory) related to the Assets being acquired by the Partnership (the “Retail Assets”).  Subsequent to the closing, the Partnership and LGO will enter into a sublease agreement for all of the sites and a fuel distribution agreement for the purchase and sale of wholesale fuel (collectively, the “LGO Agreements”).  The conflicts committee of the General Partner determined that the apportionment of the consideration payable by each of the Partnership and LGO to the Sellers in connection with the Purchase Agreement and the LGO Purchase Agreement, and the terms and conditions of the LGO Agreements, are fair and reasonable to the Partnership.

Rogers Acquisition

On August 7, 2013, the Partnership entered into an asset purchase agreement (the “Purchase Agreement”) with Rogers Petroleum, Inc. and affiliates (“Rogers”), pursuant to which the Partnership will purchase 14 motor fuel stations, assume or enter into three motor fuel station leases, assume certain third-party supply contracts and purchase certain other assets (collectively, the “Assets”), which are held or used by Rogers in connection with their motor fuels business and related convenience store business located in the Tri-Cities region of Tennessee area, for $21.1 million.  The closing is scheduled to occur in the third quarter of 2013.

Simultaneously, LGO entered into an asset purchase agreement (the “LGO Purchase Agreement”) with Rogers to acquire the retail assets (including fuel and merchandise inventory) related to the Assets being acquired by the Partnership (the “Retail Assets”).  Subsequent to the closing, the Partnership and LGO will enter into a sublease agreement for all of the sites and a fuel distribution agreement for the purchase and sale of wholesale fuel (collectively, the “LGO Agreements”).  The conflicts committee of the General Partner determined that the apportionment of the consideration payable by each of the Partnership and LGO to the Sellers in connection with the Purchase Agreement and the LGO Purchase Agreement, and the terms and conditions of the LGO Agreements, are fair and reasonable to the Partnership.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Partnership and Predecessor Entity Unaudited Condensed Consolidated and Combined Financial Statements and notes thereto included in this Quarterly Report.

Forward Looking Statements

This Quarterly Report on Form 10-Q and oral statements made regarding the subjects of this Quarterly Report may contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, or the Reform Act, which may include, but are not limited to, statements regarding our plans, objectives, expectations and intentions and other statements that are not historical facts, including statements identified by words such as “outlook,” “intends,” “plans,” “estimates,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “anticipates,” “foresees,” or the negative version of these words or other comparable expressions. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to revenue growth and earnings or earnings per unit growth, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act.  The forward-looking statements are based upon our current views and assumptions regarding future events and operating performance and are inherently subject to significant business, economic and competitive uncertainties and contingencies and changes in circumstances, many of which are beyond our control.  The statements in this Quarterly Report are made as of the date of this Quarterly Report, even if subsequently made available by us on our website or otherwise.  We do not undertake any obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.  Achieving the results described in these statements involves a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the following factors:

•                  Availability of cash flow to pay minimum quarterly distributions on our common units;

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

•                  Future changes in tax regulations;

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

All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.  You should evaluate all forward-looking statements made in this Quarterly Report in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors important to you.

Overview

We are a Delaware limited partnership formed to engage in the wholesale distribution of motor fuels, consisting of gasoline and diesel fuel, and to own and lease real estate used in the retail distribution of motor fuels.  Since our Predecessor was founded in 1992, we have generated revenues from the wholesale distribution of motor fuels to retail sites and from real estate leases.

Our primary business objective is to make quarterly cash distributions to our unitholders and, over time, to increase our quarterly cash distributions.  We intend to make minimum quarterly distributions of $0.4375 per unit, per quarter (or $1.75 per unit on an annualized basis).  We increased our distribution to $0.4525 per unit (or $1.81 per unit on an annualized basis) effective with the June 2013 distribution and to $0.4775 per unit (or $1.91 per unit on an annualized basis) effective with the September distribution.  The amount of any distributions are subject to the discretion of the board of directors of our General Partner which may modify or revoke our cash distribution policy at any time.  Our partnership agreement does not require us to pay any distributions at all.

We believe consistent demand for motor fuels in the areas where we operate and the contractual nature of our rent income provides a stable source of cash flow.  Cash flows from the wholesale distribution of motor fuels will be generated primarily by a per gallon margin that is either a fixed mark-up per gallon or a variable rate mark-up per gallon, depending on our contract terms.  By delivering motor fuels through independent carriers on the same day we purchase the motor fuels from suppliers, we seek to minimize the commodity price risks typically associated with the purchase and sale of motor fuels.  We generate cash flows from rent income primarily by collecting rent from lessee dealers and LGO pursuant to lease agreements.  Our lease agreements we have with lessee dealers had an average remaining lease term of 2.8 years as of June 30, 2013.

For the three and six months ended June 30, 2013, we distributed an aggregate of approximately 160.7 million and 310.4 million gallons of motor fuels, respectively.  As of June 30, 2013, we distributed motor fuels to 713 sites, comprised of the following classes of business:

•                  209 sites operated by independent dealers;

•                  307 sites owned or leased by us and operated by LGO; and

•                  197 sites owned or leased by us and operated by lessee dealers.

In addition, we distribute motor fuels to eight sub-wholesalers who distribute to additional sites (in prior quarters, we included an estimate of the number of sites to which sub-wholesalers distribute).

Over 60% of the sites to which we distribute motor fuels are owned or leased by us.  In addition, we have agreements requiring the operators of these sites to purchase motor fuels from us.

We are focused on owning and leasing sites primarily located in metropolitan and urban areas.  We own and lease sites located in Pennsylvania, New Jersey, Ohio, New York, Massachusetts, Kentucky, New Hampshire, Maine and Florida.  According to the Energy Information Agency, of the nine states in which we own and lease sites, five are among the top ten consumers of gasoline in the United States and four are among the top ten consumers of on-highway diesel fuel in the United States for 2012.  Over 85% of our sites were located in high-traffic metropolitan and urban areas as of December 31, 2012.  We believe the limited availability of undeveloped real estate in these areas presents a high barrier to entry for new or existing retail gas station owners to develop competing sites.

Recent Developments

Dunmore Acquisition

On December 21, 2012, we completed our acquisition of certain assets of Dunmore Oil Company, Inc. and JoJo Oil Company, Inc.  In connection with this transaction, we acquired 24 motor fuel stations, 23 of which are fee simple interests and one of which is a leasehold interest.  Incremental rent income for the Dunmore Acquisition included in our financial results was $0.5 million and $1.0 million for the three and six months ended June 30, 2013.

Express Lane Acquisition

On December 21, 2012, LGWS entered into a stock purchase agreement, pursuant to which the sellers agreed to sell to LGWS all of the outstanding capital stock of Express Lane, Inc. (“Express Lane”).  In connection with the stock purchase agreement, on December 22, 2012, LGWS acquired 41 motor fuel service stations, one as a fee simple interest and 40 as leasehold interests.  In addition, on December 21, 2012, LGPR acquired from Express Lane, prior to LGWS’s acquisition of the stock of Express Lane, an additional fee simple interest in six properties and two fuel purchase agreements.  Aggregate incremental revenues for the Express Lane acquisition included in our financial results were $34.4 million and $65.6 million for the three and six months ended June 30, 2013, respectively.

Site Purchases and Divestitures

The following site purchases and divestitures occurred in the six months ended June 30, 2013:

•                  In April 2013, the Partnership purchased one site in Pennsylvania for $0.7 million.

•                  In April 2013, the Partnership sold five sites in Ohio for $1.5 million, which were included in assets held for sale at December 31, 2012.  This transaction did not have a material impact on the results of operations for 2013.

•                  In May 2013, the Partnership sold one site in Kentucky for $0.7 million.  This transaction did not have a material impact on the results of operations for 2013.

•                  In May 2013, the Partnership purchased four sites in Ohio for $7.1 million.  These sites were previously leased through sale-leaseback transactions that were accounted for as lease financing obligations with a remaining balance of $5.1 million.  The $2.0 million difference between the purchase price and the remaining balance of the lease financing obligation was recorded as an increase to property and equipment.

•                  In June 2013, the Partnership purchased two sites in Florida for $1.6 million, of which $0.6 million was paid in cash and the remaining balance was financed as a mortgage payable.

Amendment of Credit Facility

On May 13, 2013, the Partnership entered into an amendment to the Credit Facility (the “Amendment”) to increase its credit line by $75.0 million to $324.0 million from $249.0 million.  Subject to the consent of the lenders, the Partnership has the ability under certain circumstances to further increase the amount that it may borrow by $100.0 million to $424.0 million.

Rocky Top Acquisition

On August 1, 2013, the Partnership entered into an asset purchase agreement (the “Purchase Agreement”) with Rocky Top Markets, LLC and Rocky Top Properties, LLC (collectively, “Rocky Top”), pursuant to which the Partnership will purchase 30 motor fuel stations, assume or enter into four motor fuel station leases, assume certain third-party supply contracts and purchase certain other assets, which are held or used by Rocky Top in connection with their motor fuels business and related convenience store business located in the Knoxville, Tennessee area. In connection with this transaction, at closing, the Partnership will enter into a sublease and purchase agreement with Rocky Top and certain of their affiliates (collectively, the “Sellers”) to initially lease 29 of the motor fuel stations (the “Real Estate Assets”) that the Partnership is obligated to purchase no earlier than August 1, 2015.

The Partnership will pay $10.7 million in cash to Rocky Top at closing and, at the election of the Sellers, will be obligated to purchase the Real Estate Assets either (a) in whole for $26.2 million on or about August 1, 2015, or (b) in approximately equal parts over a 5 year period for an average of $5.3 million per year beginning in 2016.  The closing is scheduled to occur in the third quarter of 2013.

Simultaneously, LGO entered into an asset purchase agreement (the “LGO Purchase Agreement”) with Rocky Top to acquire the retail assets (including fuel and merchandise inventory) related to the Assets being acquired by the Partnership (the “Retail Assets”).  Subsequent to the closing, the Partnership and LGO will enter into a sublease agreement for all of the sites and a fuel distribution agreement for the purchase and sale of wholesale fuel (collectively, the “LGO Agreements”).  The conflicts committee of the General Partner determined that the apportionment of the consideration payable by each of the Partnership and LGO to the Sellers in connection with the Purchase Agreement and the LGO Purchase Agreement, and the terms and conditions of the LGO Agreements, are fair and reasonable to the Partnership.

Rogers Acquisition

On August 7, 2013, the Partnership entered into an asset purchase agreement (the “Purchase Agreement”) with Rogers Petroleum, Inc. and affiliates (“Rogers”), pursuant to which the Partnership will purchase 14 motor fuel stations, assume or enter into three motor fuel station leases, assume certain third-party supply contracts and purchase certain other assets (collectively, the “Assets”), which are held or used by Rogers in connection with their motor fuels business and related convenience store business located in the Tri-Cities region of Tennessee area, for $21.1 million.  The closing is scheduled to occur in the third quarter of 2013.

Simultaneously, LGO entered into an asset purchase agreement (the “LGO Purchase Agreement”) with Rogers to acquire the retail assets (including fuel and merchandise inventory) related to the Assets being acquired by the Partnership (the “Retail Assets”).  Subsequent to the closing, the Partnership and LGO will enter into a sublease agreement for all of the sites and a fuel distribution agreement for the purchase and sale of wholesale fuel (collectively, the “LGO Agreements”).  The conflicts committee of the General Partner determined that the apportionment of the consideration payable by each of the Partnership and LGO to the Sellers in connection with the Purchase Agreement and the LGO Purchase Agreement, and the terms and conditions of the LGO Agreements, are fair and reasonable to the Partnership.

Results of Operations

How We Evaluate Our Results of Operations

The primary drivers of our operating results are the volume of motor fuel we distribute, the margin per gallon we are able to generate on the motor fuel we distribute and the rent income we earn on the sites we own or lease.  For owned or leased sites, we seek to maximize the overall profitability of our operations, balancing the contributions to profitability of motor fuel distribution and rent income.  Our Omnibus Agreement, under which LGC provides management, administrative and operating services for us, enables us to manage a significant component of our operating expenses.  Our management relies on financial and operational metrics designed to track the key elements that contribute to our operating performance.  To evaluate our operating performance, our management considers gross profit from fuel sales, motor fuel volumes, margin per gallon, rent income for sites we own or lease, EBITDA, Adjusted EBITDA and Distributable Cash Flow.

Gross Profit, Volume and Margin per Gallon - Gross profit from fuel sales represents the excess of revenues from fuel sales, including revenues from fuel sales to affiliates, over cost of revenues from fuel sales, including cost of revenues from fuel sales to affiliates.  Volume of motor fuel represents the gallons of motor fuel we distribute to sites.  Margin per gallon represents gross profit from fuel sales divided by total gallons of motor fuels distributed.  We use volumes of motor fuel we distribute to a site and margin per gallon to assess the effectiveness of our pricing strategies, the performance of a site as compared to other sites we own or lease, and our margins as compared to the margins of sites we seek to acquire or lease.

Rent Income - We evaluate our sites’ performance based, in part, on the rent income we earn from them.  For leased sites, we consider the rent income after payment of our lease obligations for the site.  We use this information in combination with the fuel-related metrics noted previously to assess the effectiveness of pricing strategies for our leases, the performance of a site as compared to other sites we own or lease, and compare rent income of sites we seek to acquire or lease.

EBITDA, Adjusted EBITDA and Distributable Cash Flow - Our management uses EBITDA, Adjusted EBITDA and Distributable Cash Flow to analyze our performance as more fully described in “Non-GAAP Financial Measures” below.

Factors Affecting the Comparability of Our Financial Results

For the reasons described below, our future results of operations may not be comparable to the historical results of operations for the periods presented below for our Predecessor Entity.

Publicly Traded Partnership Expenses - Our selling, general and administrative expenses include certain third-party costs and expenses resulting from becoming a publicly traded limited partnership.  These costs and expenses include legal, accounting and costs associated with the generation and distribution of Form K1s to the unitholders, as well as other costs associated with being a public company, such as director compensation, director and officer insurance, NYSE listing fees and transfer agent fees.  Our financial statements reflect the impact of these costs and expenses and will affect the comparability of our financial statements with periods prior to the closing of the Offering.

Omnibus Agreement - As a result of the services provided to us by LGC under the Omnibus Agreement, we do not directly incur a substantial portion of the general and administrative expenses that the Predecessor Entity had historically incurred.  Instead, we pay LGC a management fee in an amount equal to (1) $420,000 per month plus (2) $0.0025 for each gallon of motor fuel we distribute per month for such services.

Impact of the Offering and Related Transactions on Our Revenues - LGO operates certain sites we own and distributes motor fuels, on a retail basis, at these sites.  LGO is not one of our predecessor entities.  Prior to the Offering, LGO did not pay rent on certain sites it leased from us.  Upon completion of the Offering, LGO began paying us rent on these sites.

Income Taxes - Our Predecessor Entity consists of pass-through entities for U.S. federal income tax purposes and has not been subject to U.S. federal income taxes.  In order to be treated as a partnership for U.S. federal income tax purposes, we must generate 90% or more of our gross income from certain qualifying sources.  As a result, LGWS owns and leases (or leases and subleases) certain of our personal property, as well as provides maintenance and other services to lessee dealers and other customers (including LGO).  Except to the extent offset by deductible expenses, income earned by LGWS on the rental of the personal property and from maintenance and other services is taxed at the applicable corporate income tax rate.

Comparison of Three Months ended June 30, 2013 and 2012

The following table sets forth our statements of operations for the periods indicated (in thousands):

	Lehigh Gas Partners LP Consolidated for the Three Months Ended June 30, 2013 (unaudited)	Lehigh Gas Entities (Predecessor) Combined for the Three Months Ended June 30, 2012 (unaudited)	$ Variance	% Variance
Revenues:
Revenues from fuel sales	$228,719	$299,647	$(70,928)	(23.7)%
Revenues from fuel sales to affiliates	248,704	186,762	61,942	33.2%
Rent income	3,833	2,971	862	29.0%
Rent income from affiliates	6,432	1,047	5,385	514.3%
Revenues from retail merchandise and other	—	4	(4)	(100.0)%
Total revenues	487,688	490,431	(2,743)	(0.6)%
Costs and Expenses:
Cost of revenues from fuel sales	223,665	291,630	(67,965)	(23.3)%
Cost of revenues from fuel sales to affiliates	241,772	183,208	58,564	32.0%
Rent expense	3,900	2,795	1,105	39.5%
Operating expenses	1,100	1,466	(366)	(25.0)%
Depreciation and amortization	4,864	3,726	1,138	30.5%
Selling, general and administrative expenses	3,820	5,267	(1,447)	(27.5)%
Gains on sales of assets, net	(47)	(1,892)	1,845	(97.5)%
Total costs and operating expenses	479,074	486,200	(7,126)	(1.5)%
Operating income	8,614	4,231	4,383	103.6%
Interest expense, net	(3,518)	(3,501)	(17)	0.5%
Other income, net	593	347	246	70.9%
Income from continuing operations before income taxes	5,689	1,077	4,612	428.2%
Income tax expense from continuing operations	220	—	220	n/a
Income from continuing operations after income taxes	5,469	1,077	4,392	407.8%
Income from discontinued operations	—	169	(169)	(100.0)%
Net income	$5,469	$1,246	$4,223	338.9%

Revenues and Costs from Fuel Sales

Our aggregate revenues from fuel sales, which include revenues from fuel sales to affiliates, and aggregate cost of revenues from fuel sales, which include the cost of revenues from fuel sales to affiliates, are principally derived from the purchase and sale of gasoline and diesel fuel with the resulting changes in aggregate revenues from fuel sales, and aggregate cost of revenues from fuel sales, being attributable to the combination of volume of gallons of fuel distributed and/or fluctuations in market prices for crude oil and petroleum products, which is generally passed onto our customers.

Our aggregate revenues from fuel sales, which include revenues from fuel sales to affiliates, amounted to $477.4 million for the three months ended June 30, 2013, a decrease of $9.0 million, or 1.8%, as compared to $486.4 million in the same period of the prior year.  The aggregate cost of revenues from fuel sales, which includes the cost of revenues from fuel sales to affiliates, amounted to $465.4 million for the three months ended June 30, 2013, a decrease of $9.4 million, or 2.0%, as compared to $474.8 million in the same period of the prior year.  The aggregate gross profit from fuel sales amounted to $12.0 million for the three months ended June 30, 2013, an increase of $0.4 million or 3.6% as compared to $11.6 million in the same period of the prior year.  The increase in gross profit was driven by higher margin per gallon of $0.075 for the three months ended June 30, 2013 as compared to $0.073 in the same period in the prior year along with an increase in volume of gallons distributed (as more fully discussed below).

The decrease in aggregate revenues from fuel sales resulted from a decrease of $18.9 million related to lower selling prices per gallon, which was $2.971 per gallon for the three months ended June 30, 2013, a decrease of $0.118, or 3.8%, as compared to $3.089 for the same period in the prior year.  This was offset by an increase of $9.9 million related to an increase in volume of gallons distributed.  The volume of gallons distributed amounted to 160.7 million gallons for the three months ended June 30, 2013, an increase of 3.2 million gallons, or 2.0%, as compared to 157.5 million gallons for the same period in the prior year.  The increase in the volume of gallons distributed was principally due to an increase of 11.1 million gallons related to the Express Lane acquisition and the commencement of distributing motor fuels to Getty lease sites in New England and Pennsylvania, which were entered into in May 2012, and additional Getty sites in New Jersey, which were entered into in December 2012, which accounted for 5.2 million gallons.  These increases were partially offset by decreases consisting primarily of decreases of 10.2 million gallons related to marketplace competition, 2.3 million gallons related to terminated dealer supply agreements, and 0.6 million gallons associated with the temporary closure of sites.

Rent Income

Aggregate rent income, including rent income from affiliates, for the three months ended June 30, 2013, was $10.3 million compared to $4.0 million for the same period in the prior year, resulting in an increase of $6.3 million.  This increase is a result of incremental rent income primarily attributable to rent income from the Getty sites, resulting in a total increase of $1.2 million.  Also contributing to the increase was incremental rent income of $3.1 million related to the Dunmore and Express Lane acquisitions and 2013 site purchases described previously.  In addition, rent income for certain sites was recorded by an affiliate not included in the Predecessor Entity through October 30, 2012.  These sites were contributed to the Partnership, resulting in an increase in rent income of $2.3 million.  Offsetting these increases was a $0.7 million decrease related to sites not contributed by the Predecessor Entity.

Rent Expense

Rent expense for the three months ended June 30, 2013, was $3.9 million, an increase of $1.1 million, as compared to $2.8 million for the same period in the prior year, with the increase primarily driven by an increased number of leasehold locations.  Specifically, the Getty leases resulted in an increase of $0.6 million and the Express Lane acquisition resulted in an increase of $0.7 million.

Operating Expenses

Operating expenses decreased $0.4 million to $1.1 million for the three months ended June 30, 2013, compared with $1.5 million for the same period in the prior year.  The decrease was primarily due to the classification of the management fee charged by the Predecessor Entity to the Partnership.  The Partnership classifies the management fee as a general and administrative expense whereas the Predecessor classified certain costs incorporated into the management fee within operating expenses.  The total management fee charged by LGC to the Partnership was $1.7 million for the three months ended June 30, 2013.  In addition, our new or renewed leases with LGO and lessee dealers have generally been structured as triple-net leases whereby LGO or the lessee dealer is responsible for real estate taxes, utilities, and certain other costs.  Prior to the Offering, the Predecessor Entity had more sites for which it was responsible for real estate taxes, utilities, and certain other costs.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2013, was $4.9 million compared to $3.7 million for the same period in the prior year.  The increase of $1.2 million, or 31%, was principally due to sites acquired in our Dunmore and Express Lane acquisitions as well as the Getty lease transactions, which resulted in an increase of $2.0 million, partially offset by the impact of non-contributed sites, which resulted in a decrease in depreciation of $0.8 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2013, were $3.8 million compared with $5.3 million for the same period in the prior year, a decrease of $1.5 million.  The decrease was primarily attributable to the 2012 period including $2.3 million of non-recurring expenses related to the Offering.  This decrease was partially offset by an increase in public company expenses, primarily $0.8 million in equity-based incentive compensation.

Gains on Sales of Assets, net

Net gains on sales of assets that did not meet the criteria to be classified as discontinued operations for the three months ended June 30, 2012 amounted to $1.9 million.  Net gains on sales of assets for the three months ended June 30, 2013 were not material.

Interest Expense, Net

Interest expense, net, was $3.5 million for the three months ended June 30, 2013 and 2012.  The repayment of the mandatorily redeemable preferred equity in October 2012 resulted in a decrease in interest of $0.4 million.  The additional borrowings in 2012 and 2013 resulted in an increase in interest of $0.4 million.

Other Income, Net

Other income, net for three months ended June 30, 2013, was $0.6 million compared with $0.3 million for the same period in the prior year.  This increase of $0.3 million is primarily attributable to an increase in termination fees received from dealers electing to early terminate their supply contracts.

Income Tax Expense from Continuing Operations

No provision for income taxes was recorded for the three months ended June 30, 2012 as the Predecessor Entity was not a taxable entity.  However, our wholly owned, C-corporation subsidiary, LGWS, is a taxable entity.  Accordingly, we have recorded a tax provision for LGWS for the three months ended June 30, 2013.  LGWS recorded a $0.2 million current tax provision.  In addition, we recorded a $0.1 million deferred tax benefit with a full valuation allowance against the increase in deferred tax assets.

Comparison of Six Months ended June 30, 2013 and 2012

The following table sets forth our statements of operations for the periods indicated (in thousands):

	Lehigh Gas Partners LP Consolidated for the Six Months Ended June 30, 2013 (unaudited)	Lehigh Gas Entities (Predecessor) Combined for the Six Months Ended June 30, 2012 (unaudited)	$ Variance	% Variance
Revenues:
Revenues from fuel sales	$447,023	$575,979	$(128,956)	(22.4)%
Revenues from fuel sales to affiliates	491,569	321,529	170,040	52.9%
Rent income	7,185	6,084	1,101	18.1%
Rent income from affiliates	13,349	2,898	10,451	360.6%
Revenues from retail merchandise and other	—	7	(7)	(100.0)%
Total revenues	959,126	906,497	52,629	5.8%
Costs and Expenses:
Cost of revenues from fuel sales	437,943	563,291	(125,348)	(22.3)%
Cost of revenues from fuel sales to affiliates	478,735	315,375	163,360	51.8%
Rent expense	7,784	4,862	2,922	60.1%
Operating expenses	1,910	3,198	(1,288)	(40.3)%
Depreciation and amortization	9,703	8,455	1,248	14.8%
Selling, general and administrative expenses	7,399	10,558	(3,159)	(29.9)%
Gains on sales of assets, net	(47)	(2,973)	2,926	(98.4)%
Total costs and operating expenses	943,427	902,766	40,661	4.5%
Operating income	15,699	3,731	11,968	320.8%
Interest expense, net	(6,907)	(6,893)	(14)	0.2%
Other income, net	1,097	1,065	32	3.0%
Income (loss) from continuing operations before income taxes	9,889	(2,097)	11,986	(571.6)%
Income tax expense from continuing operations	663	—	663	n/a
Income (loss) from continuing operations after income taxes	9,226	(2,097)	11,323	(540.0)%
Income from discontinued operations	—	309	(309)	(100.0)%
Net income (loss)	9,226	$(1,788)	$11,014	(616.0)%

Revenues and Costs from Fuel Sales

Our aggregate revenues from fuel sales, which include revenues from fuel sales to affiliates, and aggregate cost of revenues from fuel sales, which include the cost of revenues from fuel sales to affiliates, are principally derived from the purchase and sale of gasoline and diesel fuel with the resulting changes in aggregate revenues from fuel sales, and aggregate cost of revenues from fuel sales, being attributable to the combination of volume of gallons of fuel distributed and/or fluctuations in market prices for crude oil and petroleum products, which is generally passed onto our customers.

Our aggregate revenues from fuel sales, which include revenues from fuel sales to affiliates, amounted to $938.6 million for the six months ended June 30, 2013, an increase of $41.1 million, or 4.6%, as compared to $897.5 million in the same period of the prior year.  The aggregate cost of revenues from fuel sales, which includes the cost of revenues from fuel sales to affiliates, amounted to $916.7 million for the six months ended June 30, 2013, an increase of $38.0 million, or 4.3%, as compared to $878.7 million in the same period of the prior year.  The aggregate gross profit from fuel sales amounted to $21.9 million for the six months ended June 30, 2013, an increase of $3.1 million or 16.3% as compared to $18.8 million in the same period of the prior year.  The increase in gross profit was driven by higher margin per gallon of $0.071 for the six months ended June 30, 2013 as compared to $0.065 in the same period in the prior year along with an increase in volume of gallons distributed (as more fully discussed below).

The increase in aggregate revenues from fuel sales resulted from an increase of $63.3 million related to an increase in volume of gallons distributed offset by a decrease of $22.2 million related to lower selling prices per gallon, which was $3.024 for the six months ended June 30, 2013, a decrease of $0.072, or 2.3%, as compared to $3.095 for the same period in the prior year.  The volume of gallons distributed amounted to 310.4 million gallons for the six months ended June 30, 2013, an increase of 20.5 million gallons, or 7.1%, as compared to 289.9 million gallons for the same period in the prior year.  The increase in the volume of gallons distributed was principally due to the commencement of distributing motor fuels to the newly leased Getty sites, which accounted for 22.6 million gallons, and an increase of 20.7 million gallons related to the Express Lane acquisition.  These increases were partially offset by decreases of 16.1 million gallons related to marketplace competition, 5.5 million gallons related to terminated dealer supply agreements and 1.2 million gallons associated with the temporary closure of sites.

Rent Income

Aggregate rent income, including rent income from affiliates, for the six months ended June 30, 2013, was $20.5 million compared to $9.0 million for the same period in the prior year, resulting in an increase of $11.5 million.  This increase is a result of incremental rent income primarily attributable to rent income from the Getty sites, resulting in a total increase of $2.9 million.  Also contributing to the increase was incremental rent income of $5.8 million related to the Dunmore and Express Lane acquisitions and 2013 site purchases described previously.  In addition, rent income for certain sites was recorded by an affiliate not included in the Predecessor Entity through October 30, 2012.  These sites were contributed to the Partnership, resulting in an increase in rent income of $3.8 million.  Offsetting these increases was a $1.4 million decrease related to sites not contributed by the Predecessor Entity.

Rent Expense

Rent expense for the six months ended June 30, 2013, was $7.8 million, an increase of $2.9 million, as compared to $4.9 million for the same period in the prior year, with the increase primarily driven by an increased number of leasehold locations.  Specifically, the Getty leases resulted in an increase of $1.8 million and the Express Lane acquisition resulted in an increase of $1.3 million.

Operating Expenses

Operating expenses decreased $1.3 million to $1.9 million for the six months ended June 30, 2013, compared with $3.2 million for the same period in the prior year.  The decrease was primarily due to the classification of the management fee charged by the Predecessor Entity to the Partnership.  The Partnership classifies the management fee as a general and administrative expense whereas the Predecessor classified certain costs incorporated into the management fee within operating expenses.  The total management fee charged by LGC to the Partnership was $3.3 million for the six months ended June 30, 2013.  In addition, our new or renewed leases with LGO and lessee dealers have generally been structured as triple-net leases whereby LGO or the lessee dealer is responsible for real estate taxes, utilities, and certain other costs.  Prior to the Offering, the Predecessor Entity had more sites for which it was responsible for real estate taxes, utilities, and certain other costs.

Depreciation and Amortization

Depreciation and amortization for the six months ended June 30, 2013, was $9.7 million compared to $8.5 million for the same period in the prior year.  The increase of $1.2 million, or 15%, was principally due to sites acquired in the Dunmore and Express Lane acquisitions as well as the Getty lease transactions, which resulted in an increase of $4.3 million, partially offset by the impact of non-contributed sites, which resulted in a decrease in depreciation of $1.8 million.  In addition, a $0.9 million impairment charge was recorded in 2012, resulting from certain sites being classified as assets held for sale.  Also, there was a decrease in amortization of wholesale fuel supply contracts of $0.4 million due to the accelerated amortization for those intangible assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2013, were $7.4 million compared with $10.6 million for the same period in the prior year, a decrease of $3.2 million.  The decrease was primarily attributable to the 2012 period including $4.7 million of non-recurring expenses related to the Offering.  This decrease was partially offset by an increase in public company expenses, primarily $1.0 million in equity-based incentive compensation and increased professional fees.

Gains on Sales of Assets, net

Net gains on sales of assets that did not meet the criteria to be classified as discontinued operations for the six months ended June 30, 2012 amounted to $3.0 million.  Net gains on sales of assets for the six months ended June 30, 2013 were not material.

Interest Expense, Net

Interest expense, net, was $6.9 million for the six months ended June 30, 2013 and 2012.  The repayment of the mandatorily redeemable preferred equity in October 2012 resulted in a decrease in interest of $0.7 million.  The additional borrowings in 2012 and 2013 resulted in an increase in interest of $0.7 million.

Income Tax Expense from Continuing Operations

No provision for income taxes was recorded for the six months ended June 30, 2012 as the Predecessor Entity was not a taxable entity.  However, our wholly owned, C-corporation subsidiary, LGWS, is a taxable entity.  Accordingly, we have recorded a tax provision for LGWS for the six months ended June 30, 2013.  LGWS recorded a $0.7 million current tax provision.  In addition, we recorded a $0.5 million deferred tax benefit with a full valuation allowance against the increase in deferred tax assets.

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are to finance current operations, fund acquisitions from time-to-time, to service our debt, and to make distributions to unitholders.  We expect our ongoing sources of liquidity to include cash flow provided by our operations and borrowings under the Credit Facility (see “Credit Facility” below) and, if an opportunity presents itself, issuances of equity and debt securities, although we may not be able to complete any financings on terms acceptable to us, if at all.  We expect these sources of funds will be adequate to provide for our short-term and long-term liquidity needs.  Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as make acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control.  As a normal part of our business, depending on market conditions, we will, from time-to-time, consider opportunities to repay, redeem, repurchase and/or refinance our indebtedness.  Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods.

Our General Partner has set our minimum quarterly distribution of $0.4375 per unit per quarter, which equates to approximately $6.6 million per quarter, or $26.3 million per year, based on the current number of common units and subordinated units outstanding.  We do not have a legal obligation to pay this distribution.

We believe we will have sufficient cash flow from operations, borrowing capacity under our credit facility and the ability to issue additional common units and/or debt securities to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures.  However, we are subject to business and operational risks that could adversely affect our cash flow.  A material decrease in our cash flows from operations would likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional common units and/or debt securities.

Comparison for the Six Months ended June 30, 2013 and 2012

	Lehigh Gas Partners LP Consolidated for the Six Months Ended June 30, 2013	Lehigh Gas Entities (Predecessor) Combined for the Six Months Ended June 30, 2012
Net cash flows provided by operating activities	$14,125	$12,699
Net cash flows (used in) provided by investing activities	$(1,887)	$1,508
Net cash flows (used in) financing activities	$(16,543)	$(14,274)

Cash flows from operating activities generally result from our net income, as well as balance sheet changes arising from motor fuel wholesale purchasing patterns, the timing of collections on our accounts receivable, the seasonality of our business, fluctuations in wholesale motor fuel prices, our working capital requirements and general market conditions.

Net cash provided by operating activities was $14.1 million for the six months ended June 30, 2013, compared to $12.7 million for same period in the prior year, for a year-over-year increase in net cash flows provided by operating activities of $1.4 million.  The increase in net cash flows provided by operating activities resulted from an increase in net income of $11.0 million and an increase in net non-cash charges of $5.6 million, partially offset by a decrease in the change in working capital and other assets and liabilities of $15.2 million.

Net non-cash charges were higher in 2013 as a result of higher depreciation and amortization, higher non-cash interest expense, higher equity-based compensation, and lower gains on the sales of assets.  The change in working capital and other assets and liabilities was driven primarily by increases in accounts receivable and accounts receivable from affiliates and decreases in accounts payable, motor fuel taxes payable and other liabilities.  Partially offsetting these changes was a decrease in other current assets and an increase in accrued expenses and other current liabilities.

Net cash flows (used in) provided by investing activities was $(1.9) million for the six months ended June 30, 2013, compared to $1.5 million for the same period in the prior year.  The $3.4 million change was primarily related to a $3.3 million increase in purchases of property and equipment and a $0.6 million decrease in proceeds from the sale of property and equipment, partially offset by a $0.5 million decrease in cash paid for acquisitions.

Net cash flows (used in) financing activities was $(16.5) million for the six months ended June 30, 2013, compared to $(14.3) million for the same period in the prior year.  The $2.2 million change was primarily related to increases in repayments of lease financing obligations of $5.6 million and payment of financing fees of $0.3 million.  Partially offsetting these changes were borrowings of $1.2 million in 2013 compared to net repayments of $7.1 million in 2012.  Also, distributions in 2013 amounted to $11.2 million compared to advances to affiliates and net distributions to members totaling $6.7 million in 2012.  During the six months ended June 30, 2013, we drew down $40.8 million under our Credit Facility and subsequently repaid the full amount all within the same period.

Capital Expenditures

We make investments to expand, upgrade and enhance existing assets.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures are those capital expenditures required to maintain our long-term operating income or operating capacity.  We anticipate maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $0.7 million and $0.8 million in maintenance capital expenditures for the six months ended June 30, 2013 and 2012, respectively, which are included in purchases of property and equipment in our statements of cash flows.

Expansion capital expenditures are those capital expenditures that we expect will increase our operating income or operating capacity over the long term.  We have the ability to fund our expansion capital expenditures by additional borrowings under our Credit Facility, issuing additional equity or other options.  We had approximately $3.4 million and $0.5 million in expansion capital expenditures for the six months ended June 30, 2013 and 2012, respectively.

Non-GAAP Financial Measures

We use the non-GAAP financial measures EBITDA, Adjusted EBITDA and Distributable Cash Flow in this Quarterly Report.  EBITDA represents net income before deducting interest expense, income taxes and depreciation and amortization.  Adjusted EBITDA represents EBITDA as further adjusted to exclude gains or losses on sales of assets, gains or losses on the extinguishment of debt, equity-based incentive compensation and equity-based director compensation.  Distributable Cash Flow represents Adjusted EBITDA less cash interest expense, maintenance capital expenditures and income tax expense.

EBITDA, Adjusted EBITDA and Distributable Cash flow are used as supplemental financial measures by management and by external users of our financial statements, such as investors and lenders.  EBITDA and Adjusted EBITDA are used to assess our financial performance without regard to financing methods, capital structure or income taxes and our ability to incur and service debt and to fund capital expenditures.  In addition, Adjusted EBITDA is used to assess the operating performance of our business on a consistent basis by excluding the impact of sales of our assets which do not result directly from our wholesale distribution of motor fuel and our leasing of real property.  EBITDA, Adjusted EBITDA and Distributable Cash Flow are used to assess our ability to generate cash sufficient to make distributions to our unit-holders.

We believe the presentation of EBITDA, Adjusted EBITDA and Distributable Cash Flow provides useful information to investors in assessing our financial condition and results of operations.  EBITDA, Adjusted EBITDA and Distributable Cash Flow should not be considered alternatives to net income, net cash flows provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP.  EBITDA, Adjusted EBITDA and Distributable Cash Flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash flows provided by operating activities.  Additionally, because EBITDA, Adjusted EBITDA and Distributable Cash Flow may be defined differently by other companies in our industry, our definition of EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

The following tables present reconciliations of EBITDA and Adjusted EBITDA to net income and EBITDA and Adjusted EBITDA to net cash flows provided by operating activities, the most directly comparable GAAP financial measures, on a historical basis, for each of the periods indicated (in thousands).

Reconciliation of EBITDA and Adjusted EBITDA to net income (loss)

	Lehigh Gas Partners LP Consolidated for the Three Months Ended June 30, 2013	Lehigh Gas Entities (Predecessor) Combined for the Three Months Ended June 30, 2012	Lehigh Gas Partners LP Consolidated for the Six Months Ended June 30, 2013	Lehigh Gas Entities (Predecessor) Combined for the Six Months Ended June 30, 2012
Reconciliation of EBITDA and Adjusted EBITDA to net income (loss):
Net income (loss)	$5,469	$1,246	$9,226	$(1,788)
Plus:
Depreciation and amortization	4,864	3,739	9,703	8,486
Income tax expense	220	—	663	—
Interest expense, net	3,518	3,515	6,907	6,920
EBITDA	14,071	8,500	26,499	13,618
Equity-based incentive compensation expense	838	—	978	—
Equity-based director compensation expense	35	—	91	—
Gains on sales of assets, net	(47)	(2,006)	(47)	(3,210)
Adjusted EBITDA	$14,897	$6,494	$27,521	$10,408
Reconciliation of EBITDA and Adjusted EBITDA to net cash flows provided by operating activities:
Net cash flows provided by operating activities	$13,850	$8,325	$14,125	$12,699
Changes in certain operating assets and liabilities	(1,828)	(4,692)	7,375	(8,013)
Interest expense, net	3,518	3,528	6,907	6,920
Other items, net	(1,469)	1,339	(1,908)	2,012
EBITDA	14,071	8,500	26,499	13,618
Equity-based incentive compensation expense	838	—	978	—
Equity-based director compensation expense	35	—	91	—
Gains on sales of assets, net	(47)	(2,006)	(47)	(3,210)
Adjusted EBITDA	$14,897	$6,494	$27,521	$10,408

Computation of Distributable Cash Flow

	Lehigh Gas Partners LP Consolidated for the Three Months Ended June 30, 2013	Lehigh Gas Partners LP Consolidated for the Six Months Ended June 30, 2013
Adjusted EBITDA	$14,897	$27,521
Less:
Cash interest expense	(2,791)	(5,551)
Maintenance capital expenditures	(662)	(745)
Income tax expense	(220)	(663)
Distributable Cash Flow	$11,224	$20,562

Credit Facility

On the Closing Date of the Offering, we entered into a credit facility, which consists of a senior secured revolving credit facility, a swing-line loan and standby letters of credit (the “Credit Facility”) .The aggregate amount of the outstanding loans and letters of credit under the Credit Facility cannot exceed the combined revolving commitments then in effect.  Each of our subsidiaries is a guarantor of all of the obligations under the Credit Facility.  All obligations under the Credit Facility are secured by substantially all of our assets and substantially all of the assets of our subsidiaries.  The Credit Facility matures on October 30, 2015.

Borrowings under the Credit Facility bear interest, at our option, at (1) a rate equal to the London Interbank Offering Rate (“LIBOR”), for interest periods of one, two, three or six months, plus a margin of 2.25% to 3.50% per annum, depending on our combined leverage ratio or (2) (a) a base rate equal to the greatest of, (i) the federal funds rate, plus 0.5%, (ii) LIBOR for one month interest periods, plus 1.00% per annum or (iii) the rate of interest established by the agent, from time to time, as its prime rate, plus (b) a margin of 1.25% to 2.50% per annum depending on our combined leverage ratio. In addition, we incur a commitment fee based on the unused portion of the revolving credit facility at a rate of 0.375% to 0.50% per annum depending on our combined leverage ratio.

The Credit Facility includes the right to a swing-line loan in an amount up to $7.5 million and standby letters of credit up to an aggregate amount of $35.0 million.  The swing-line loans bear interest at the applicable base rate, plus a margin of 1.25% to 2.50% depending on our combined leverage ratio.  The standby letters of credit are subject to a 0.25% fronting fee and other customary administrative charges and accrue a fee at a rate of 2.25% to 3.50% per annum, depending on our combined leverage ratio.

On May 13, 2013, we entered into an amendment to the Credit Facility (the “Amendment”).  The material terms and conditions of the Credit Facility remain substantially the same except as set forth below.  As the result of the Amendment, the maximum amount we may borrow under the Credit Facility has been increased by $75 million to $324 million from $249 million.  Subject to the consent of the lenders, we have the ability under certain circumstances to further increase the amount we may borrow by $100 million to $424 million.  The Amendment was treated as a modification under ASC 470-50-40, “Modifications and Extinguishments”, and, as a result, the Partnership recorded $0.4 million in deferred financing fees, which are included in deferred financing costs, net and other assets on the balance sheet at June 30, 2013 and are being amortized on a straight line basis over the remaining term of the Credit Facility.

We are required to comply with certain financial covenants under the Credit Facility.  We are required to maintain a combined leverage ratio (as defined) for the most recently completed four fiscal quarters of not greater than 4.75 to 1.00 through December 31, 2014, and 4.60 to 1.00 thereafter.  We are also required to maintain a combined interest charge coverage ratio (as defined) of at least 3.00 to 1.00.  We were in compliance with all financial covenants as of June 30, 2013 and December 31, 2012.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

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

As of June 30, 2013 and December 31, 2012, we had $184.9 million outstanding, respectively, on our revolving credit facility at an average interest rate of 3.0%.  Our revolving credit facility matures in October, 2015.  A one percentage point change in our average rate would impact interest expense by an aggregate of approximately $1.8 million.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” (Part I, Item 2) for further discussion of our debt commitments.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our disclosure controls and procedures are designed to ensure information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.  Based on the identification and the evaluation of the material weaknesses in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded, as of June 30, 2013, our disclosure controls and procedures were not effective.  Notwithstanding the identified internal control weaknesses, management concluded the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles in the United States of America (GAAP).

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

We are not required to make our first annual assessment of our internal controls over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC, which will be the annual report for the year ending December 31, 2013.  Further, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting until the year following our first Annual Report on Form 10-K, which will be the annual report for the year ending December 31, 2013.

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

•                  redefine ownership of and enhance the oversight/review of account reconciliations to ensure that reconciliation documentation is consistent and that account balances are accurate and agree to appropriate supporting detail, calculations or other documentation; and,

•                  enhance our policies, procedures and systems to specifically address the deficiencies identified and strengthen our internal controls.

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

LEHIGH GAS PARTNERS LP

	By:	LEHIGH GAS GP LLC, its General Partner

Date: August 9, 2013		By:	/s/ Mark L. Miller
		Name:	Mark L. Miller
		Title:	Chief Financial Officer of Lehigh Gas GP LLC (On behalf of the registrant, and in the capacity as principal financial officer)

EXHIBIT INDEX

10.1

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