Form 10-Q
period 2013-09-30
Lehigh Gas Partners LP
filed 2013-11-12
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 6, 2013, there were 7,526,044 common units and 7,525,000 subordinated units representing limited partner interests outstanding.

LEHIGH GAS PARTNERS LP

FORM  10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets of Lehigh Gas Partners LP as of September 30, 2013 and December 31, 2012		1
Unaudited Condensed Consolidated Statements of Operations of Lehigh Gas Partners LP for the Three and Nine Months Ended September 30, 2013 and Unaudited Condensed Combined Statements of Operations of Lehigh Gas Entities (Predecessor) for the Three and Nine Months Ended September 30, 2012		2
Unaudited Condensed Consolidated Statement of Partners’ Capital and Comprehensive Income of Lehigh Gas Partners LP for the Nine Months Ended September 30, 2013		3
Unaudited Condensed Consolidated Statement of Cash Flows of Lehigh Gas Partners LP for the Nine Months Ended September 30, 2013 and Unaudited Combined Statement of Cash Flows of Lehigh Gas Entities (Predecessor) for the Nine Months Ended September 30, 2012		4
Unaudited Notes to Condensed Financial Statements		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46

Item 4.	Controls and Procedures	47

PART II.	OTHER	47

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Default Upon Senior Securities	48

Item 4.	Mine Safety Disclosures	48

Item 5.	Other Information	48

Item 6.	Exhibits	48

Signatures		49

Explanatory Note

On October 30, 2012 (the “Closing Date”), we completed our initial public offering of a total of 6,000,000 common units representing limited partner interests, and on November 9, 2012, issued an additional 900,000 common units pursuant to the full exercise by the underwriters of their over-allotment option, all at a price of $20.00 per unit (the “Offering”). We received aggregate proceeds of $125.7 million from the sale of the units, net of underwriting discounts and structuring fees, and $2.6 million of Offering related expenses. Of this amount, approximately $36.7 million, including $16.7 million of net proceeds resulting from the exercise of the over-allotment option, were distributed to Joseph V. Topper, Jr., our chief executive officer, certain of Mr. Topper’s affiliates and family trusts, and to John B. Reilly, III, a member of the board of directors of our General Partner.

References in this Quarterly Report to “our Predecessor” or “Predecessor Entity” refer to the portion of the business of Lehigh Gas Corporation, or “LGC,” and its subsidiaries and affiliates contributed to Lehigh Gas Partners LP in connection with the Offering. Unless the context requires otherwise, references in this Quarterly Report to “Lehigh Gas Partners LP,” “we,” “our,” “us,” or like terms, when used in the context of the periods following the completion of the Offering, refer to Lehigh Gas Partners LP and its subsidiaries and, when used in the context of the periods prior to the completion of the Offering, refer to the portion of the business of our Predecessor, the wholesale distribution business of Lehigh Gas—Ohio, LLC, and real property and leasehold interests contributed to us in connection with the Offering by Joseph V. Topper, Jr., the chief executive officer and the Chairman of the board of directors of our General Partner and/or his affiliates.

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

Unless otherwise indicated, the financial results contained in this Quarterly Report are based upon our unaudited condensed consolidated financial results for the three and nine months ended September 30, 2013, and the unaudited condensed combined financial results for the Predecessor Entity for the three and nine months ended September 30, 2012.

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

PART I — Financial Information

Item 1. Financial Statements

Lehigh Gas Partners LP

Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands, except unit data)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$182	$4,768
Accounts receivable, less allowance for doubtful accounts of $90 and $0 at September 30, 2013 and December 31, 2012, respectively	6,293	5,741
Accounts receivable from affiliates	12,661	8,112
Motor fuel inventory	1,829	—
Environmental indemnification asset - current portion	419	591
Assets held for sale	—	1,615
Other current assets	2,239	2,147

Total current assets	23,623	22,974

Property and equipment, net	292,059	243,022
Intangible assets, net	35,680	35,602
Environmental indemnification asset	970	586
Deferred financing fees, net and other assets	9,965	10,031
Goodwill	8,407	5,636

Total assets	$370,704	$317,851

Liabilities and partners’ capital
Current liabilities:
Lease financing obligations - current portion	$2,583	$2,187
Accounts payable	21,189	16,279
Motor fuel taxes payable	6,973	9,455
Income taxes payable	716	342
Environmental liability - current portion	424	591
Accrued expenses and other current liabilities	4,869	3,299

Total current liabilities	36,754	32,153

Long-term debt	243,243	183,751
Lease financing obligations	64,970	73,793
Environmental liability	970	586
Other liabilities	17,994	13,023

Total liabilities	363,931	303,306

Commitments and contingencies (Note 12)
Partners’ capital:
Limited Partners’ Interest
Common units—public (6,901,044 and 6,900,000 units issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	121,541	125,093
Common units—affiliates (625,000 units issued and outstanding at September 30, 2013 and December 31, 2012)	(42,723)	(42,399)
Subordinated units—affiliates (7,525,000 units issued and outstanding at September 30, 2013 and December 31, 2012)	(72,045)	(68,149)
General Partner’s Interest	—	—

Total partners’ capital	6,773	14,545

Total liabilities and partners’ capital	$370,704	$317,851

The accompanying unaudited notes are an integral part of these

Unaudited Condensed Consolidated and Combined Financial Statements.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

Condensed Consolidated and Combined Statements of Operations

for the Three and Nine Months Ended September 30, 2013 and 2012

(unaudited)

(Amounts in thousands, except unit and per unit data)

	Lehigh Gas Partners LP Consolidated for the Three Months Ended September 30, 2013	Lehigh Gas Entities (Predecessor) Combined for the Three Months Ended September 30, 2012	Lehigh Gas Partners LP Consolidated for the Nine Months Ended September 30, 2013	Lehigh Gas Entities (Predecessor) Combined for the Nine Months Ended September 30, 2012
Revenues:
Revenues from fuel sales	$251,626	$270,598	$698,649	$846,577
Revenues from fuel sales to affiliates	228,347	230,754	719,916	552,283
Rent income	4,167	3,184	11,352	9,268
Rent income from affiliates	5,938	2,090	19,287	4,988
Revenues from retail merchandise and other	34	3	34	10

Total revenues	490,112	506,629	1,449,238	1,413,126
Costs and Expenses:
Cost of revenues from fuel sales	246,281	265,380	684,224	828,671
Cost of revenues from fuel sales to affiliates	222,021	226,274	700,756	541,649
Cost of revenues from retail merchandise and other	34	—	34	—
Rent expense	3,679	3,464	11,463	8,326
Operating expenses	1,286	1,824	3,219	5,022
Depreciation and amortization	5,212	3,536	14,915	11,991
Selling, general and administrative expenses	4,604	3,722	12,003	14,280
Gains on sales of assets, net	—	(146)	(47)	(3,119)

Total costs and operating expenses	483,117	504,054	1,426,567	1,406,820

Operating income	6,995	2,575	22,671	6,306
Interest expense, net	(3,349)	(3,388)	(10,233)	(10,281)
Other income, net	555	372	1,652	1,437

Income (loss) from continuing operations before income taxes	4,201	(441)	14,090	(2,538)
Income tax expense (benefit) from continuing operations	(723)	—	(60)	—

Income (loss) from continuing operations after income taxes	4,924	(441)	14,150	(2,538)
Income (loss) from discontinued operations	—	(9)	—	300

Net income (loss) and comprehensive income (loss)	$4,924	$(450)	14,150	$(2,238)

Limited partners’ interest in net income from continuing operations after income taxes	$4,924	n/a	$14,150	n/a
Net income allocated to common units	$2,462		$7,075
Net income allocated to subordinated units	$2,462		$7,075
Net income per common unit - basic and diluted	$0.327		$0.940
Net income per subordinated unit - basic and diluted	$0.327		$0.940
Weighted average limited partners’ units outstanding
Common units - basic and diluted	7,526,044		7,525,983
Subordinated units - basic and diluted	7,525,000		7,525,000

The accompanying unaudited notes are an integral part of these

Unaudited Condensed Consolidated and Combined Financial Statements.

Lehigh Gas Partners LP

Condensed Consolidated Statement of Partners’ Capital

and Comprehensive Income

(unaudited)

(Amounts in thousands, except unit data)

	Limited Partners’ Interest
	Common Unitholders— Public		Common Unitholders— Affiliates		Subordinated Unitholders— Affiliates		General Partner’s Interest	Partners’ Capital
	Units	Dollars	Units	Dollars	Units	Dollars	Dollars
Balance, December 31, 2012	6,900,000	$125,093	625,000	$(42,399)	7,525,000	$(68,149)	$—	$14,545
Equity-based director compensation	1,044	21	—	—	—	—	—	21
Net income and comprehensive income	—	6,488	—	587	—	7,075	—	14,150
Payment to affiliate for commission sites (Note 1)	—	(1,608)	—	(146)	—	(1,754)	—	(3,508)
Distributions paid	—	(8,453)	—	(765)	—	(9,217)	—	(18,435)

Balance, September 30, 2013	6,901,044	$121,541	625,000	$(42,723)	7,525,000	$(72,045)	$—	$6,773

The accompanying unaudited notes are an integral part of these

Unaudited Condensed Consolidated and Combined Financial Statements.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

Condensed Consolidated and Combined Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Lehigh Gas Partners LP Consolidated for the Nine Months Ended September 30, 2013	Lehigh Gas Entities (Predecessor) Combined for the Nine Months Ended September 30, 2012
Cash Flows Related to Operating Activities
Net income (loss)	$14,150	$(2,238)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	14,915	12,036
Accretion of interest on asset retirement obligations	39	287
Amortization of debt discount	—	584
Amortization of deferred financing fees	2,013	537
Amortization of (above) below market leases, net	105	377
Gains on sales of assets, net	(47)	(3,356)
Provision for losses on doubtful accounts	90	25
Equity-based incentive compensation expense	2,223	—
Equity-based director compensation expense	21	—
Deferred income taxes	(1,096)	—
Settlement of capital lease obligations (Note 9)	(272)	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(642)	1,168
Accounts receivable from affiliates	(4,651)	(17,387)
Inventories	(1,829)	1,049
Environmental indemnification asset	(212)	3,452
Other current assets	(140)	(3,034)
Other assets	161	1,608
Accounts payable	4,910	11,987
Accrued expenses and other current liabilities	843	1,295
Motor fuel taxes payable	(2,482)	1,971
Income taxes payable	374	—
Environmental liability	217	(3,547)
Other long-term liabilities	(1,433)	(446)

Net cash flows provided by operating activities	27,257	6,368

Cash Flows Related to Investing Activities
Proceeds from sale of property and equipment	2,210	4,012
Purchases of property and equipment	(5,249)	(1,264)
Principal payments received on notes receivable	48	675
Receipt of portion of purchase price from settlement of escrow in connection with acquisition	131	—
Cash paid in connection with acquisitions, net of cash acquired	(30,555)	(500)

Net cash flows (used in) provided by investing activities	(33,415)	2,923

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

Condensed Consolidated and Combined Statements of Cash Flows

(unaudited)

Continued

	Lehigh Gas Partners LP Consolidated for the Nine Months Ended September 30, 2013	Lehigh Gas Entities (Predecessor) Combined for the Nine Months Ended September 30, 2012
Cash Flows Related to Financing Activities
Proceeds from borrowings under revolving credit facility	30,827	—
Proceeds from borrowings under swing-line line of credit, net	1,465	—
Proceeds from issuance of long term debt	—	13,441
Repayment of long term debt	—	(20,540)
Repayment of lease financing obligations	(6,649)	(554)
Payment of deferred financing fees	(408)	(143)
Payment to affiliate for commission sites (Note 1)	(3,508)	—
Distributions paid on common and subordinated units	(18,435)	—
Advances (to) from affiliates	(1,720)	492
Contributions from owners	—	3,520
Distributions to owners	—	(6,663)

Net cash flows provided by (used in) financing activities	1,572	(10,447)

Net decrease in cash and cash equivalents	(4,586)	(1,156)
Cash and Cash Equivalents
Beginning of period	4,768	2,082

End of period	$182	$926

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$8,289	$8,916
Cash paid for income taxes	$663	—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:	Increase (Decrease) in Assets and Liabilities
Lessor indirect costs incurred and deferred rent income recorded related to new lease transaction between affiliate and unrelated third-party	$1,700	$—
Issuance of note payable in connection with purchase of sites	$1,000	$—
Removal of property and equipment and capital lease obligation for sites terminated from Getty lease	$(1,778)	$—
Reassessment of asset retirement obligations	$319	$—
Issuance of note payable in connection with Rocky Top acquisition	$26,250	$—
Adjustments to preliminary purchase accounting	$6,045	$—
Issuance of capital lease obligations and recognition of asset retirement obligation in connection with Getty lease	$—	$34,200
Issuance of capital lease obligation	$—	$1,313
Expiration of call option associated with lease financing obligation	$—	$3,375
Transfer of assets and liabilities from Predecessor Entity to Affiliate	$—	$588

The accompanying unaudited notes are an integral part of these

Unaudited Condensed Consolidated and Combined Financial Statements.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

Notes to Condensed Consolidated and Combined Financial Statements

(unaudited)

1. Organization and Basis of Presentation

The unaudited condensed consolidated financial statements as of September 30, 2013 and for the three and nine months then ended are comprised of the Partnership and its wholly-owned subsidiaries. The Partnership was formed in December 2011 by Lehigh Gas GP LLC, which was also formed in December 2011, to act as the General Partner of the Partnership.

Prior to September 1, 2013, the Partnership leased certain sites to Lehigh Gas—Ohio, LLC, an affiliate (“LGO”), which, in turn, subleased certain of these sites (the “Subleases”) to third party commission agents (the “Commission Sites”) and entered into commission agreements with the agents to sell motor fuel on behalf of LGO to retail customers (the “Commission Agreements”). In connection with the Commission Agreements, LGO also purchased motor fuel from a subsidiary of the Partnership at wholesale prices. Effective September 1, 2013, the Partnership assumed the Commission Agreements and Subleases from LGO and terminated its leases with LGO for the Commission Sites. As a result, the Partnership now records the retail sale of motor fuels to the end customer and accrues a commission payable to the commission agent at the Commission Sites. Further, the Partnership now records inventory from the time of the purchase of motor fuels from third party suppliers until the retail sale to the end customer at these sites. The Commission Sites generate non-qualifying income for federal income tax purposes that is recorded in Lehigh Gas Wholesale Services, Inc., the taxable subsidiary of the Partnership as further described below. In September 2013, the Partnership paid LGO $3.5 million (the “Purchase Price”) for the Subleases and Commission Agreements and $1.7 million for the motor fuel inventory. Because the transaction was between entities under common control, the assets and liabilities assumed were recorded at LGO’s book value. The Purchase Price is presented as a distribution from partners’ capital.

With the addition of the retail business described above, the Partnership now engages in:

•	the wholesale distribution of motor fuels (using unrelated third party transportation service providers) to sub-wholesalers, independent dealers, lessee dealers, LGO, and others;

•	the retail distribution of motor fuels to end customers at Commission Sites; and

•	the owning or leasing of sites used in the retail distribution of motor fuels and, in turn, generating rent income from the lease or sublease of the sites to third parties or LGO.

References to the unaudited condensed combined financial statements of “the Predecessor” or “Predecessor Entity” refer to the portion of the business of Lehigh Gas Corporation (“LGC”) and its subsidiaries and affiliates under common control (Energy Realty OP LP, EROP-Ohio Holdings, LLC, Lehigh Kimber Petroleum Corporation, Lehigh-Kimber Realty, LLC, Kwik Pik-Ohio LLC and Kwik Pik Realty-Ohio LLC, which are collectively referred to as the “Lehigh Gas Entities”) that was contributed to the Partnership in connection with the Offering (the “Contributed Assets”) pursuant to a Merger, Contribution, Conveyance and Assumption Agreement (the “Contribution Agreement”). All of the Contributed Assets were recorded at historical cost as this transaction was considered to be a reorganization of entities under common control. The Partnership issued common units and subordinated units to the shareholders, or their assigns, of the Predecessor Entity in consideration of their transfer of the Contributed Assets to the Partnership.

Accordingly, the accompanying unaudited condensed consolidated and combined financial statements are presented in accordance with SEC requirements for predecessor financial statements, which include the financial results of both the Partnership and the Predecessor Entity. The results of operations contained in the unaudited condensed financial statements include the Partnership’s consolidated financial results for the three and nine months ended September 30, 2013 and the Predecessor Entity’s combined financial results for the three and nine months ended September 30, 2012. The unaudited condensed consolidated balance sheets present the financial position of the Partnership as of September 30, 2013, and December 31, 2012.

The unaudited condensed consolidated financial statements include the accounts of the Partnership and all of its subsidiaries. The Partnership’s operations are principally conducted by the following consolidated wholly-owned subsidiaries:

•	Lehigh Gas Wholesale LLC (“LGW”), which distributes motor fuels on a wholesale basis;

•	LGP Realty Holdings LP (“LGPR”), which functions as the property holding company of the Partnership; and,

•	Lehigh Gas Wholesale Services, Inc. (“LGWS”), which owns and leases (or leases and sub-leases) real estate and personal property, used in the retail distribution of motor fuels as well as provides maintenance and other services to lessee dealers and other customers (including LGO). As noted previously, effective September 1, 2013, LGWS also distributes motor fuels on a retail basis to end customers at the Commission Sites.

LGO is an operator of motor fuel stations that purchases all of its motor fuel requirements from the Partnership on a wholesale basis in accordance with the PMPA Franchise Agreement between LGO and LGW, and then re-sells motor fuel on a retail basis. LGO also leases motor fuel stations from the Partnership. The financial results of LGO are not consolidated with those of the Partnership. For more information regarding the Partnership’s relationship with LGO, see Note 18.

Interim Financial Statements

The accompanying interim condensed financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) on the same basis as the corresponding audited financial statements for the year ended December 31, 2012, and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Partnership’s financial position as of September 30, 2013, and the results of its operations and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other future periods. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC’s rules and regulations for interim financial statements. These unaudited condensed financial statements should be read in conjunction with the corresponding audited financial statements and accompanying notes for the year ended December 31, 2012, included in our annual report on Form 10-K, filed with the SEC on March 28, 2013.

Significant Accounting Policies

The Partnership and the Predecessor Entity’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2012, included in the annual report on Form 10-K filed with the SEC on March 28, 2013. Since the date of those financial statements, there have been no changes to the Partnership’s significant accounting policies other than as noted below.

Consolidation

In addition to its subsidiaries, the Partnership considers entities in which a controlling financial interest may be achieved through arrangements that do not involve voting interests for consolidation. Such entities, known as variable interest entities, are required to be consolidated by their primary beneficiary. Although the Partnership does not possess any ownership interests in its affiliate, LGO, nor is it the primary beneficiary, the Partnership may provide certain financial support outside of its existing contractual arrangements as a result of its vendor-customer relationship with LGO.

Segment Reporting

As noted previously, effective September 1, 2013, the Partnership engages in both the wholesale and retail distribution of motor fuels, primarily gasoline and diesel fuel. Given this change, the Partnership conducts its business in two segments: 1) the wholesale segment and 2) the retail segment. See Note 19 for additional information.

Revenue Recognition

Revenues from wholesale fuel sales are recognized when fuel is delivered to the customer. The purchase and delivery of motor fuels generally occurs on the same day.

Revenues from retail fuel sales are recognized when fuel is delivered to the customer. The Partnership records inventory from the time of the purchase of motor fuels from third party suppliers until the retail sale to the end customer.

Revenue from leasing arrangements in which the Partnership or Predecessor Entity is the lessor is recognized ratably over the term of the underlying lease.

For the Predecessor Entity, retail merchandise sales are recognized net of applicable provisions for discounts and allowances upon delivery, generally at the point of sale.

Motor Fuel Inventory

Motor fuel inventory is stated at the lower of average cost or market using the first-in, first-out method.

Reclassifications

Certain reclassifications were made to prior period amounts to conform to the current year presentation. Specifically, accounts receivable and accounts payable as of December 31, 2012 were each increased by $2.0 million. This reclassification has no impact on net income or partners’ capital for any periods.

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

With respect to the acquisitions discussed below (other than the Express Lane acquisition), the Partnership concluded the historical balance sheet and operating information concerning these acquisitions would not be meaningful to investors as the Partnership fundamentally changed the nature of the revenue producing assets acquired from the manner in which they were used by the sellers. Thus, other than for the Express Lane acquisition, the Partnership did not present pro forma revenues and net income as it was determined that presenting such financial information regarding such acquisitions may mislead investors.

Acquisition costs incurred during the three and nine months ended September 30, 2013 were $0.4 million and $1.0 million, respectively, which are included in selling, general and administrative expenses.

The conflicts committee of the General Partner determined that the apportionment of the consideration payable by each of the Partnership and LGO and the terms and conditions of the agreements with LGO are fair and reasonable to the Partnership for each of the acquisitions discussed below.

Rogers Acquisition

On September 19, 2013, the Partnership completed its purchase of certain assets from Rogers Petroleum, Inc. and affiliates (“Rogers”), pursuant to which the Partnership purchased 13 motor fuel stations, four leasehold motor fuel stations and certain other assets, which were held or used by Rogers in connection with their motor fuels and related convenience store businesses located in the Tri-Cities region of Tennessee, for $20.0 million. The purchase price was funded by borrowings under the Credit Facility. One of the sites initially leased was purchased on October 23, 2013 for $1.1 million.

Simultaneously, LGO completed its purchase of certain retail assets from Rogers (including fuel and merchandise inventory). The income that these assets generate is non-qualifying for federal income tax purposes. Subsequent to the closing, the Partnership and LGO entered into a sublease agreement for all of the sites and a fuel distribution agreement for the purchase and sale of wholesale fuel.

The following table summarizes the preliminary fair values of the assets acquired at the acquisition date (in thousands):

Property and equipment	$18,810
Intangible assets - Wholesale fuel distribution rights	1,145

Net assets acquired	$19,955

The above estimated fair values of assets acquired are provisional and are based on the information that was available as of the acquisition date. The Partnership believes the information provides a reasonable basis for estimating the fair values but the Partnership is waiting for additional information necessary to finalize those amounts. Thus, the provisional measurements of fair value reflected are subject to change, and such change could be significant. The Partnership expects to finalize the valuation and complete the accounting for the transaction as soon as practicable, but no later than one year from the acquisition date.

The fair value of land, buildings, and equipment was estimated using a cost approach, with the fair value of an asset estimated by reference to the replacement cost to obtain a substitute asset of comparable features and functionality, and is the amount a willing market participant would pay for such an asset, taking into consideration the asset condition as well as any physical deterioration, functional obsolescence, and/or economic obsolescence. The buildings and equipment are being depreciated on a straight-line basis, with estimated useful lives of 20 years for buildings and 5 to 15 years for equipment.

The fair value of the wholesale fuel distribution rights was estimated using an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the wholesale fuel distribution rights over their estimated remaining useful life, using probability-weighted cash flows, using discount rates considered appropriate given the inherent risks associated with this type of transaction. Management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel distribution rights are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.

Aggregate incremental revenues for the acquisition included in the Partnership’s statements of operations were $1.9 million for the three and nine months ended September 30, 2013.

Rocky Top Acquisition

Effective September 24, 2013, the Partnership completed its purchase of certain assets from Rocky Top Markets, LLC and Rocky Top Properties, LLC (collectively, “Rocky Top”), pursuant to which the Partnership purchased one motor fuel station, three leasehold motor fuel stations, assumed certain third-party supply contracts and purchased certain other assets, which were held or used by Rocky Top in connection with their motor fuels and related convenience store businesses located in the Knoxville, Tennessee area. Concurrent with the closing, the Partnership entered into a lease for 29 motor fuel stations that the Partnership is obligated to purchase, at the election of Rocky Top, either (a) in whole for $26.2 million on or about August 1, 2015, or (b) in approximately equal parts over a 5 year period for an average of $5.3 million per year beginning in 2016. Due to the obligation to purchase the sites under the lease, the lease is accounted for as a financing. As such, the Partnership recorded $26.2 million of debt, which was preliminarily determined to be its fair value. See Note 8 for additional details. The Partnership paid $10.7 million in cash to Rocky Top at closing, which was funded by borrowings under the Credit Facility.

Simultaneously, LGO completed its purchase of certain retail assets from Rocky Top (including fuel and merchandise inventory). The income that these assets generate is non-qualifying for federal income tax purposes. Subsequent to the closing, the Partnership and LGO entered into a sublease agreement for all of the sites and a fuel distribution agreement for the purchase and sale of wholesale fuel.

The following table summarizes the preliminary fair values of the assets acquired at the acquisition date (in thousands):

Property and equipment	$33,670
Intangible assets - Wholesale fuel distribution rights	3,180

Net assets acquired	$36,850

The above estimated fair values of assets acquired are provisional and are based on the information that was available as of the acquisition date. The Partnership believes the information provides a reasonable basis for estimating the fair values but the Partnership is waiting for additional information necessary to finalize those amounts. Thus, the provisional measurements of fair value reflected are subject to change, and such change could be significant. The Partnership expects to finalize the valuation and complete the accounting for the transaction as soon as practicable, but no later than one year from the acquisition date.

The fair value of land, buildings, and equipment was estimated using a cost approach, with the fair value of an asset estimated by reference to the replacement cost to obtain a substitute asset of comparable features and functionality, and is the amount a willing market participant would pay for such an asset, taking into consideration the asset condition as well as any physical deterioration, functional obsolescence, and/or economic obsolescence. The buildings and equipment are being depreciated on a straight-line basis, with estimated useful lives of 20 years for buildings and 5 to 15 years for equipment.

The fair value of the wholesale fuel distribution rights was estimated using an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the wholesale fuel distribution rights over their estimated remaining useful life, using probability-weighted cash flows, using discount rates considered appropriate given the inherent risks associated with this type of transaction. Management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel distribution rights are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.

Aggregate incremental revenues for the acquisition included in the Partnership’s statements of operations were $1.6 million for the three and nine months ended September 30, 2013.

Dunmore

On December 21, 2012 (the “Dunmore Acquisition Date), the Partnership completed (the “Dunmore Closing”) its acquisition of certain assets (the “Dunmore Acquisition”) of Dunmore Oil Company, Inc. and JoJo Oil Company, Inc. (together, the “Dunmore Sellers”) as contemplated by the Asset Purchase Agreement, as amended (the “Dunmore Purchase Agreement”), by and among the Partnership, a subsidiary of the Partnership, the Dunmore Sellers, and, for limited purposes, Joseph Gentile, Jr. Pursuant to the Dunmore Purchase Agreement, the Dunmore Sellers sold to the Partnership substantially all of the assets (collectively, the “Dunmore Assets”) held and used by the Dunmore Sellers in connection with their gasoline and diesel retail outlet and related convenience store businesses (the “Dunmore Retail Business”). In connection with this transaction, the Partnership acquired the real estate of 24 motor fuel service stations, 23 of which are fee simple interests and one of which is a leasehold interest.

LGO leases the sites from the Partnership and operates the Dunmore Retail Business. In addition, as contemplated by the Dunmore Purchase Agreement, certain of the non-qualifying income generating Dunmore Assets (for federal income tax purposes) and certain non-qualifying liabilities of the Dunmore Sellers were assigned by the Partnership to LGO. LGO paid the Partnership $0.5 million for advanced rent payments. The Dunmore Sellers are permitted to continue to operate certain portions of their business relating to sales of heating oil, propane and unbranded motor fuels.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	Original Preliminary Purchase Price Allocation	Cumulative Adjustments	Adjusted Preliminary Purchase Price Allocation
Property and equipment	$20,400	2,400	$22,800
Intangible assets	8,200	(2,400)	5,800

Total identifiable assets	28,600	—	28,600
Other liabilities - Lease agreements with above average market value	200	—	200

Net identifiable assets acquired	28,400	—	28,400
Goodwill	600	—	600

Net assets acquired	$29,000	—	$29,000

During the third quarter of 2013, based on additional valuation analysis completed, the Partnership increased the value ascribed to property and equipment and decreased the value ascribed to intangible assets as reflected above.

The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date. The Partnership believes the information provides a reasonable basis for estimating the fair values but the Partnership is waiting for additional information necessary to finalize those amounts. Thus, the provisional measurements of fair value reflected are subject to change, and such change could be significant. The Partnership expects to finalize the valuation and purchase price allocation in the fourth quarter of 2013.

The fair value of land, buildings, and equipment was estimated using a cost approach, with the fair value of an asset estimated by reference to the replacement cost to obtain a substitute asset of comparable features and functionality, and is the amount a willing market participant would pay for such an asset, taking into consideration the asset condition as well as any physical deterioration, functional obsolescence, and/or economic obsolescence. The buildings and equipment are being depreciated on a straight-line basis, with estimated useful lives of 20 years for buildings and 5 to 15 years for equipment.

The fair value of the wholesale fuel distribution rights was estimated using an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the wholesale fuel distribution rights over their estimated remaining useful life, using probability-weighted cash flows, using discount rates considered appropriate given the inherent risks associated with this type of transaction. Management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel distribution rights are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.

The fair value of the covenant not to compete was estimated using an income approach, with the fair value estimated to be the difference between the present value of after-tax cash flows with and without the covenant not to compete in place, using probability-weighted cash flows, using discount rates considered appropriate given the inherent risks associated with this type of transaction. Management believes the level and timing of cash flows represent relevant market participant assumptions. The covenant not to compete intangible asset is being amortized on a straight-line basis over the 5-year term of the covenant.

Incremental rent income for the acquisition included in the Partnership’s statements of operations was $0.5 million and $1.5 million for the three and nine months ended September 30, 2013.

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

As a result of the Express Lane acquisition, LGO leases the sites from the Partnership and operates Express Lane’s gasoline and diesel retail outlet business and its related convenience store business (the “Express Lane Retail Business”). In addition, certain of the non-qualifying income generating assets (for federal income tax purposes) related to the Express Lane Retail Business and certain non-qualifying liabilities of the Express Lane Sellers were assigned to LGO. LGO paid the Partnership $1.0 million for advanced rent payments. During the three months ended September 30, 2013, the Partnership paid $1.7 million of additional purchase price consideration for the net working capital of the Express Lane Retail Business (see Note 7). Because the net working capital was transferred to LGO at the acquisition date, LGO repaid this amount to the Partnership in October 2013.

Under the Express Lane Agreements, the aggregate purchase price (the “Express Lane Purchase Price”) for the Express Lane Property and the Express Lane Shares was $45.3 million, inclusive of $1.7 million of certain post-closing adjustments. Of the Express Lane Purchase Price, LGWS paid an aggregate of $41.9 million to the Express Lane Sellers and placed an aggregate of $1.1 million into escrow, of which $1.0 million has been placed into escrow to fund any indemnification or similar claims made under the Express Lane Agreements by the parties thereto, and $0.1 million has been placed into escrow pending the completion of certain environmental remediation measures. In addition to the Express Lane Purchase Price, LGPR also placed $0.6 million into escrow to indemnify the Express Lane Sellers for certain tax obligations resulting from the sale of the Express Lane Property.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	Original Preliminary Purchase Price Allocation	Cumulative Adjustments	Adjusted Preliminary Purchase Price Allocation
Net working capital	$1,822	$(102)	$1,720
Property and equipment	27,500	1,145	28,645
Intangible assets	17,600	2,100	19,700
Environmental indemnification asset	1,177	—	1,177

Total identifiable assets	48,099	3,143	51,242
Environmental liabilities	1,177	—	1,177
Other liabilities	2,500	6,116	8,616

Total identifiable liabilities	3,677	6,116	9,793

Net identifiable assets acquired	44,422	(2,973)	41,449
Goodwill	993	2,771	3,764

Net assets acquired	$45,415	$(202)	$45,213

During the third quarter of 2013, the Partnership assigned certain assets and liabilities acquired in the Express Lane acquisition to LGWS, its taxable subsidiary, which resulted in the recognition of a net deferred tax liability as further discussed in Note 16. As a result, and based on additional valuation analysis completed, the Partnership increased the value ascribed to property and equipment and intangible assets as reflected above.

The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the respective closing dates of the Express Lane Acquisition to estimate the fair value of assets acquired and liabilities assumed in accordance with accounting guidance on business combinations. The Partnership believes the information provides a reasonable basis for estimating the fair values but the Partnership is waiting for additional information necessary to finalize those amounts. Thus, the provisional measurements of fair value reflected are subject to change, and such change could be significant. The Partnership expects to finalize the valuation and purchase price allocation in the fourth quarter of 2013.

The fair value of land, buildings and equipment was estimated using a cost approach, with the fair value of an asset estimated by reference to the replacement cost to obtain a substitute asset of comparable features and functionality, and is the amount a willing market participant would pay for such an asset, taking into consideration the asset condition as well as any physical deterioration, functional obsolescence and/or economic obsolescence. The buildings and equipment are being depreciated on a straight-line basis, with estimated useful lives of 20 years for buildings and 5 to 15 years for equipment.

The fair value of the wholesale fuel distribution rights was estimated using an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the wholesale fuel distribution rights over their estimated remaining useful life, using probability-weighted cash flows, using discount rates considered appropriate given the inherent risks associated with this type of transaction. The Partnership believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel distribution rights are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.

The fair value of the discount related to lease agreements with above/below average market value was estimated using an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the lease agreements over their estimated remaining useful life, generally assumed to extend through the term of the lease agreements, and using discount rates considered appropriate given the inherent risks associated with this type of agreement. The Partnership believes the level and timing of cash flows represent relevant market participant assumptions. The discount related to lease agreements with above/below average market value is being amortized on a straight-line basis over the term of the respective lease agreements, with an estimated weighted average useful life of 5 years.

The fair value of the covenant not to compete was estimated using an income approach, with the fair value estimated to be the difference between the present value of after-tax cash flows with and without the covenant not to compete in place, using probability-weighted cash flows, using discount rates considered appropriate given the inherent risks associated with this type of transaction. Management believes the level and timing of cash flows represent relevant market participant assumptions. The covenant not to compete intangible asset is being amortized on a straight-line basis over the 4-year term of the covenant.

Aggregate incremental revenues for the Express Lane Acquisition included in the Partnership’s statements of operations were $33.4 million and $99.0 million for the three and nine months ended September 30, 2013, respectively.

The following is unaudited pro forma information related to the Express Lane Acquisition as if the transaction had occurred on January 1, 2012 (in thousands):

	Lehigh Gas Entities (Predecessor) Combined
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Total revenues	$571,074	$1,595,649
Net loss	$(942)	$(2,292)

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

The Partnership and Predecessor Entity classify sites as discontinued when operations and cash flows will be eliminated from ongoing operations and the Partnership and Predecessor Entity will not retain any significant continuing involvement in the operations after the respective sale transactions. For the three and nine months ended September 30, 2012, all of the operating results for these discontinued operations were removed from continuing operations and were presented separately as discontinued operations in the statements of operations. The notes to the financial statements were adjusted to exclude discontinued operations unless otherwise noted. The Partnership has no discontinued operations.

The following results are included in discontinued operations for the periods presented (in thousands):

	Lehigh Gas Entities (Predecessor) Combined
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenues:
Revenues from fuel sales	$1,217	$3,775
Rent income	31	91

Total revenues	1,248	3,866
Costs and Expenses:
Cost of revenues from fuel sales	1,187	3,669
Operating expenses	43	49
Depreciation and amortization	13	46
Gains on sales of assets, net	—	(238)

Total costs and operating expenses	1,243	3,526

Operating income	5	340
Interest expense, net	(14)	(40)

Income from discontinued operations	$(9)	$300

Assets Held for Sale

The Partnership had classified five sites as of December 31, 2012, as held-for-sale. In connection with the classification as held-for-sale, the Predecessor Entity recognized a loss of $0.9 million for the nine months ended September 30, 2012. The loss represents the impairment recognized to present the held-for-sale sites at the lower of cost or fair value, less costs to sell. The fair values, less costs to sell were determined based on negotiated amounts in agreements with unrelated third parties. No impairment was recognized in the three and nine months ended September 30, 2013. There were no assets held for sale at September 30, 2013. Assets held for sale for the Partnership were as follows (in thousands):

December 31, 2012
Land	$1,351
Buildings and improvements	435
Equipment and other	163

Total property and equipment, at cost	1,949
Accumulated depreciation and amortization	(334)

Assets held for sale	$1,615

4. Motor Fuel Inventory

As noted previously, effective September 1, 2013, the Partnership records inventory at the Commission Sites from the time of the purchase of motor fuels from third party suppliers until the retail sale to the end customer. Inventory consisted of the following (in thousands):

September 30, 2013
Gasoline	$1,655
Diesel fuel	174

Total inventory	$1,829

5. Property and Equipment

Property and equipment, net for the Partnership consisted of the following at (in thousands):

	September 30, 2013	December 31, 2012
Land	$121,122	$98,117
Buildings and improvements	131,501	108,508
Leasehold improvements	7,002	4,260
Equipment and other	72,087	60,972

Property and equipment, at cost	331,712	271,857
Accumulated depreciation and amortization	(39,653)	(28,835)

Property and equipment, net	$292,059	$243,022

Depreciation expense, including amortization of assets recorded under sale-leasebacks and capital lease obligations, was approximately $4.1 million and $3.1 million for the three months ended September 30, 2013 and 2012, and $11.7 million and $10.2 million for the nine months ended September 30, 2013 and 2012, respectively.

In addition to the business combinations discussed in Note 2, the following asset purchases and divestitures occurred in the nine months ended September 30, 2013:

•	In April 2013, the Partnership purchased one site in Pennsylvania for $0.7 million.

•	In April 2013, the Partnership sold five sites in Ohio for $1.5 million, which were included in assets held for sale at December 31, 2012. This transaction did not have a material impact on the results of operations for 2013.

•	In May 2013, the Partnership sold one site in Kentucky for $0.7 million. This transaction did not have a material impact on the results of operations for 2013.

•	In May 2013, the Partnership repurchased four sites in Ohio for $7.1 million. These sites were previously leased through sale-leaseback transactions that were accounted for as lease financing obligations with a remaining balance of $5.1 million. The $2.0 million difference between the purchase price and the remaining balance of the lease financing obligation was recorded as an increase to property and equipment.

•	In June 2013, the Partnership purchased two sites in Florida for $1.6 million, of which $0.6 million was paid in cash and the remaining balance was financed as a note payable. See Note 6 for additional details.

6. Goodwill and Intangible Assets

Changes in goodwill between December 31, 2012 and September 30, 2013 were as follows (in thousands):

Balance at December 31, 2012	$5,636
Goodwill acquired in Express Lane acquisition (Note 2)	2,771

Balance at September 30, 2013	$8,407

No impairment losses have been recorded to goodwill. All goodwill has been allocated to the Wholesale segment. See Note 2 for additional information.

Intangible assets for the Partnership consist of the following (in thousands):

	September 30, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply agreements	$16,451	$(8,588)	$7,863	$16,451	$(7,151)	$9,300
Wholesale fuel distribution rights	25,025	(1,553)	23,472	23,200	—	23,200
Trademarks	134	(50)	84	134	(40)	94
Covenant not to compete	1,000	(169)	831
Below market leases	4,522	(1,092)	3,430	3,422	(414)	3,008

Total	$47,132	$(11,452)	$35,680	$43,207	$(7,605)	$35,602

As noted previously, the Partnership purchased two sites in Florida in June 2013. Prior to the acquisition, there was a below market lease intangible asset associated with these sites since they were previously leased through the Express Lane acquisition. This intangible asset was written off, resulting in a charge of $0.1 million for the nine months ended September 30, 2013.

The aggregate amortization expense, including amortization of above and below market lease intangible assets which is classified as rent expense, was approximately $1.1 million and $0.4 million for the three months ended September 30, 2013 and 2012, and $3.2 million and $1.7 million for the nine months ended September 30, 2013 and 2012, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities for the Partnership consisted of the following at (in thousands):

	September 30, 2013	December 31, 2012
Interest expense	$63	$124
Professional fees	759	436
Express Lane working capital payable (Note 2)	—	1,791
Equity-based incentive compensation (Note 15)	2,223	—
Taxes other than income	596	40
Other	1,228	908

Total accrued expenses and other current liabilities	$4,869	$3,299

8. Debt

Debt outstanding at September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
Revolving credit facility	$214,586	$183,751
Swing-line line of credit	1,465	—
Financing associated with Rocky Top acquisition	26,250	—
Note payable	992	—

Total	$243,293	$183,751

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

On May 13, 2013, the Partnership entered into an amendment to the Credit Facility (the “Amendment”) to increase its credit line by $75.0 million to $324.0 million from $249.0 million. Subject to the consent of the lenders, the Partnership has the ability under certain circumstances to further increase the amount that it may borrow by $100.0 million to $424.0 million. The Amendment was treated as a modification in accordance with accounting guidance on debt modifications, and as a result, the Partnership recorded $0.4 million in deferred financing fees, which are included in deferred financing costs, net and other assets on the balance sheet at September 30, 2013 and are being amortized on a straight line basis over the remaining term of the Credit Facility.

The Partnership is required to comply with certain financial covenants under the Credit Facility. The Partnership is required to maintain a combined leverage ratio (as defined) for the most recently completed four fiscal quarters of not greater than 4.75 to 1.00 through December 31, 2014, and 4.60 to 1.00 thereafter. The Partnership is also required to maintain a combined interest charge coverage ratio (as defined) of at least 3.00 to 1.00. The Partnership was in compliance with all financial covenants as of September 30, 2013 and December 31, 2012.

Borrowings under the Credit Facility, as amended, bear interest, at the Partnership’s option, at (1) a rate equal to the London Interbank Offering Rate (“LIBOR”), for interest periods of one, two, three or six months, plus a margin of 2.25% to 3.50% per annum, depending on the Partnership’s combined leverage ratio (as defined) or (2) (a) a base rate equal to the greatest of: (i) the federal funds rate, plus 0.5%, (ii) LIBOR for one month interest periods, plus 1.00% per annum or (iii) the rate of interest established by the agent, from time to time, as its prime rate, plus (b) a margin of 1.25% to 2.50% per annum depending on the Partnership’s combined leverage ratio. In addition, the Partnership incurs a commitment fee based on the unused portion of the revolving credit facility at a rate of 0.375% to 0.50% per annum depending on the Partnership’s combined leverage ratio. The weighted average interest rate for the Credit Facility was 3.3% and 3.2% for the three and nine months ended September 30, 2013.

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

There was $216.1 million and $183.8 million outstanding on the Credit Facility at September 30, 2013 and December 31, 2012, respectively. There was $14.9 million and $13.9 million outstanding under standby letters of credit at September 30, 2013 and December 31, 2012, respectively.

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

Financing Issued in Rocky Top Acquisition

In connection with the Rocky Top acquisition as described in Note 2, the Partnership entered into a lease for certain sites for which the Partnership is obligated to purchase these sites, at the election of the seller, either (a) in whole on or about August 1, 2015, or (b) in approximately equal parts over a 5 year period for an average of $5.3 million per year beginning in 2016. Due to the obligation to purchase the sites under the lease, the lease is accounted for as a financing. Interest accrues at an annual rate of 7.5% with monthly payments of $0.2 million due until the balance is paid. The Partnership recorded $26.2 million of debt, which was preliminarily determined to be its fair value, and the payments made until the purchase will be classified as interest expense.

Predecessor Credit Facility

On December 30, 2010, the Predecessor Entity entered into a $175.0 million revolving term loan credit facility with a syndicate of lenders. The term loan portion of $135.0 million was payable in quarterly principal amounts of $1.6 million, which payments commenced on September 30, 2011. The revolving portion of the facility had a borrowing capacity of $40.0 million of which $15.0 million could have been drawn upon for operating purposes, $5.0 million could have been used for short term advances and $20.0 million could have been used to issue letters of credit. The Predecessor Entity was subject to an initial fee of 25 basis points of the stated amount for any letters of credit issued. Both the term and revolving portions of the credit facility would have matured on December 30, 2015. During 2011, the Predecessor Entity increased the borrowing capacity under its term loan by $20.0 million in connection with an acquisition from Shell. In February 2012, the Predecessor Entity increased the borrowing capacity of the revolving facility by $8.0 million in order to pay off the term loan discussed below. After these amendments, the term loan portion of the facility was $155.0 million and the borrowing capacity of the revolving credit facility was $48.0 million.

Borrowings under the revolving term loan credit facility bore interest at a floating rate which, at the Predecessor Entity’s option, could have been determined by reference to a LIBOR rate or a base rate plus an applicable margin ranging from 125 to 300 basis points. Short term advances bore interest at a base rate plus an applicable margin. The Predecessor Entity’s applicable margin was determined by certain combined leverage ratios at the time of borrowing as set forth in the credit agreement. The Predecessor Entity was subject to a commitment fee of 50 basis points for any excess borrowing capacity over the outstanding principal borrowings under the revolver portion of the credit facility. Interest incurred for the three and nine months ended September 30, 2012, was $1.6 million and $4.6 million, respectively.

In connection with obtaining the revolving term loan credit facility, the Predecessor Entity paid $4.2 million in lender fees of which $2.6 million were allocated to the term portion of the facility and recorded as a discount to the carrying value of the debt. The discount was being amortized into interest expense over the terms of the related debt. The debt discount and deferred financing fees were being amortized into interest expense over the terms of the related debt. For the three and nine months ended September 30, 2012, amortization of debt discount and deferred financing fees was $0.3 million and $1.1 million, respectively. All amounts under the Predecessor Entity’s credit facility were paid in full with proceeds from the Offering.

Predecessor Term Loan

On December 30, 2009, the Predecessor Entity issued a promissory note. The Predecessor Entity made monthly installment payments of $0.05 million, which included components of principal and interest up to the December 30, 2014 maturity date of the term loan. Borrowings under the term loan facility bore interest at a floating rate, which were determined by reference to a base rate plus an applicable margin of 2.0%. In February 2012, this term loan was paid in its entirety. Interest incurred for the three months ended March 31, 2012 was $0.04 million. In connection with obtaining the term loan, the Predecessor Entity paid $0.1 million in lender fees, which were recorded as a discount to the carrying value of the debt. The debt discount was being amortized into interest expense over the term of the related debt. Upon paying the term loan in its entirety in February 2012, the unamortized portion of the discount was immediately expensed. For the nine months ended September 30, 2012, amortization of debt discount was $0.05 million.

Predecessor Mortgage Notes

In June and December of 2008, the Predecessor Entity entered into several mortgage notes with two lenders for an aggregate initial borrowing amount of $23.6 million. Pursuant to the terms of the mortgage notes, the Predecessor Entity made monthly installment payments that were comprised of principal and interest through maturity dates of June 23, 2023 and December 23, 2023. Since the initial borrowing the Predecessor Entity had made additional principal payments. The mortgage notes bore interest at a floating rate which could have been determined by reference to an index rate plus an applicable margin not to exceed 5.0%. As of September 30, 2012, the weighted average interest rate was 4.0%. Interest expense for the three and nine months ended September 30, 2012, was $0.1 million and $0.4 million, respectively. In connection with obtaining the mortgage notes, the Predecessor Entity incurred $0.2 million in related expenses that were recorded as deferred financing fees. The deferred financing fees were being amortized into interest expense over the terms of the related debt. Amortization of deferred financing for the nine months ended September 30, 2012 was $0.01 million. All amounts under the Predecessor Entity’s mortgage notes were paid in full with proceeds from the Offering.

9. Lease Financing Obligations and Operating Leases

Lease Financing Obligations

The Predecessor Entity entered into sale-leaseback transactions for certain sites, and since the Predecessor Entity had continuing involvement in the underlying sites, the sale was not recognized and the leaseback or other arrangements were accounted for as lease financing obligations and are included in the table below. The Predecessor Entity also leased certain fuel stations and equipment under lease agreements accounted for as capital lease obligations. Certain of the lease agreements were assigned to the Partnership in connection with the Contribution Agreement.

As discussed in Note 5, in May 2013, the Partnership purchased sites in Ohio that were previously leased through sale-leaseback transactions that were accounted for as lease financing obligations.

The future minimum lease payments under lease financing obligations as of September 30, 2013 are as follows (in thousands):

Remaining in 2013	$1,510
2014	6,140
2015	6,240
2016	6,239
2017	6,194
Thereafter	78,114

Total future minimum lease payments	104,437
Less Interest component	36,884

Present value of minimum lease payments	67,553
Current portion	2,583

Long-term portion	$64,970

Operating Leases of Sites as Lessee

The Predecessor Entity leased sites from third parties under certain non-cancelable operating leases that expire from time to time through 2028. Those leases were subsequently contributed to the Partnership in accordance with the Contribution Agreement.

As discussed in Note 2, the Partnership acquired additional lease sites in the Rogers and Rocky Top acquisitions. Also, as discussed in Note 5, the Partnership purchased sites in Florida in June 2013 that were previously leased through operating leases.

The future minimum lease payments under operating leases as of September 30, 2013 were as follows (in thousands):

Remaining in 2013	$3,324
2014	13,083
2015	12,105
2016	11,445
2017	10,615
Thereafter	72,231

Total future minimum lease payments	$122,803

The total future minimum lease payments presented above do not include contingent rent based on future inflation, future revenues or volumes, or amounts that may be paid as reimbursements for certain operating costs incurred by the lessor. Most lease agreements include provisions for renewals.

Getty Lease

In May 2012, the Predecessor Entity entered into a 15-year master lease agreement with renewal options of up to an additional 20 years with Getty. Pursuant to the lease, the Predecessor Entity leased 105 gas station sites in Massachusetts, New Hampshire and Maine. The lease was assigned to the Partnership. In December 2012, the agreement was amended to add an additional 25 sites in New Jersey. The Partnership pays fixed rent, which increases 1.5% per year. In addition, the lease requires contingent rent payments based on gallons of fuel sold. During the initial 3 years of the lease, the Partnership is required to make capital expenditures of at least $4.3 million plus $0.01 per gallon of fuel sold at the New England sites. However, the Partnership is entitled to a rent credit equal to 50% of the capital expenditures up to a maximum of $2.1 million. During the initial 3.5 years of the lease, the Partnership is required to make capital expenditures of at least $1.0 million at the New Jersey sites.

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

During the third quarter of 2013, one site was terminated from the lease. Additionally, the Partnership notified Getty of its intent to terminate seven additional sites from the lease. Any property and equipment or lease financing obligations associated with these sites were removed from the balance sheet in the third quarter of 2013, which resulted in a gain of $0.3 million, classified as a credit to rent expense on the statements of operations for the three and nine months ended September 30, 2013. Any lease payments made until the sites are formally terminated from the lease will be accounted for as rent expense.

Operating Leases of Sites as Lessor

Motor fuel stations are leased to tenants under operating leases with various expiration dates ranging through 2028.

As discussed in Note 1, the Partnership terminated leases with LGO at certain commission sites and assumed the lessor position in leases with commission agents. Also, as discussed in Note 2, the Partnership leases or subleases additional sites in connection with the Rogers and Rocky Top acquisitions. In addition, the Partnership terminated certain leases with LGO at closed sites in the third quarter of 2013.

The future minimum lease payments under non-cancelable operating leases with third parties and cancelable operating leases with LGO as of September 30, 2013 were as follows (in thousands):

	Third Parties	LGO	Total
Remaining in 2013	$3,915	$5,827	$9,742
2014	11,768	23,551	35,319
2015	7,986	23,904	31,890
2016	5,471	24,262	29,733
2017	4,704	24,554	29,258
Thereafter	21,980	264,641	286,621

Total future minimum lease payments	$55,824	$366,739	$422,563

The total future minimum rent as presented above does not include contingent rent based on future inflation, future revenues or volume of the lessee, or amounts that may be received as tenant reimbursements for certain operating costs. Most lease agreements include provisions for renewals.

10. Asset Retirement Obligations

Certain lease agreements in which the Partnership is the lessee require or contingently require the Partnership to remove underground storage tanks at the end of the lease. The Partnership’s asset retirement obligation is as follows:

Balance at December 31, 2012	$588
Recognition of new asset retirement obligations	120
Changes in estimated cash flows or settlement dates	558
Accretion	39
Obligations settled	(35)

Balance at September 30, 2013	$1,270

Current portion, classified within accrued expenses and other current liabilities	245

Long-term portion, classified within noncurrent other liabilities	$1,025

11. Environmental Matters

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

The Partnership maintains insurance of various types with varying levels of coverage that is considered adequate under the circumstances to cover operations and properties. The insurance policies are subject to deductibles that are considered reasonable and not excessive. In addition, the Partnership has entered into indemnification and escrow agreements with various sellers in conjunction with several of their respective acquisitions, as further described below. Financial responsibility for environmental remediation is negotiated in connection with each acquisition transaction. In each case, an assessment is made of potential environmental liability exposure based on available information. Based on that assessment and relevant economic and risk factors, a determination is made whether to, and the extent to which the Partnership will, assume liability for existing environmental conditions. The table below presents a rollforward of the environmental liability (in thousands).

Balance at December 31, 2012	$1,177
Provision for new environmental losses	650
Changes in estimates for previously incurred losses	(144)
Recoveries from environmental indemnification assets	(289)

Balance at September 30, 2013	1,394

Current portion	424

Long-term portion	$970

The Partnership is indemnified by third-party escrow funds of $0.2 million and state funds or insurance totaling $1.2 million, which are recorded as indemnification assets. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

Environmental liabilities related to the contributed sites have not been assigned to the Partnership, and are still the responsibility of certain of the Predecessor Entities. The Omnibus Agreement (further described in Note 18) provides that certain of the Predecessor Entities must indemnify the Partnership for any costs or expenses that the Partnership incurs for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the Offering for contributed sites. Certain of the Predecessor Entities are the beneficiary of escrow accounts created to cover the cost to remediate certain environmental liabilities. In addition, certain of the Predecessor Entities maintain insurance policies to cover environmental liabilities and/or, where available, participate in state programs that may also assist in funding the costs of environmental liabilities. Certain sites that were contributed to the Partnership, in accordance with the Contribution Agreement, were identified as having existing environmental liabilities that are not covered by escrow accounts, state funds or insurance policies.

The following table presents a summary roll forward of the Predecessor Entity’s environmental liabilities, on an undiscounted basis, for the nine months ended September 30, 2013 (in thousands):

Balance at December 31, 2012	$21,208
Changes in estimates for previously incurred losses	301
Recoveries from environmental indemnification assets	(2,598)

Balance at September 30, 2013	$18,911

A significant portion of the Predecessor Entities’ environmental reserves have corresponding indemnification assets. The breakdown of the indemnification assets is as follows (in thousands):

	September 30, 2013	December 31, 2012
Third-party escrows	$6,989	$7,988
State funds	3,351	4,051
Insurance coverage	5,564	6,037

Total indemnification assets	$15,904	$18,076

12. Commitments and Contingencies

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

Environmental Liabilities

See Note 11 for a discussion of the Partnership and the Predecessor Entity’s environmental liabilities.

13. Fair Value Measurements

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

As further discussed in Note 15, the Partnership has accrued for phantom units granted in 2013 as a liability and adjusts that liability on a recurring basis based on the market price of the Partnership’s common units each balance sheet date. Such fair value measurements are deemed Level 1 measurements.

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

Financial Instruments

The fair value of the Partnership’s accounts receivable and accounts payable approximated their carrying values as of September 30, 2013 and December 31, 2012 due to the short-term maturity of these instruments. The fair value of the Partnership’s long-term debt approximated its carrying value as of September 30, 2013 and December 31, 2012 due to the frequency with which interest rates are reset based on changes in prevailing interest rates.

14. Partners’ Capital

In connection with the closing of the Offering, the Predecessor contributed the Contributed Assets to the Partnership. In consideration of the Contributed Assets, the Partnership issued and/or distributed to the Predecessor an aggregate of 625,000 common units, representing 8.3% of the common units outstanding, and 7,525,000 subordinated units, representing 100% of the subordinated units outstanding, which comprise 54.1 % of the aggregate total common units and subordinated units outstanding. The Partnership issued a total of 6,900,000 common units, including 6,000,000 common units in connection with the Offering and 900,000 common units in connection with the underwriter’s over-allotment option. In January 2013, the Partnership issued an aggregate of 1,044 units to members of the board of directors of the Partnership’s General Partner related to director compensation.

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

Previously, the board of directors had determined to grant up to 500,000 phantom units under the Plan to employees of LGC, other than the chief executive officer of our General Partner, within 180 days after the closing of the Offering. In this regard, on March 15, 2013, the Partnership granted 446,420 phantom units to certain LGC employees under the Plan. The fair value of the non-vested phantom units outstanding as of September 30, 2013, was $12.3 million. Compensation expense for the three and nine months ended September 30, 2013 was $1.2 million and $2.2 million, respectively. Unrecognized compensation expense related to the non-vested phantom units is expected to be recognized over a weighted average period of 2.5 years.

Since the Partnership grants phantom units to employees of LGC, the grants are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the balance sheet. See Note 7 for additional information.

The following is a summary of the phantom unit award activity for the nine months ended September 30, 2013:

Non-vested at January 1, 2013	—
Granted	449,420
Forfeited	(14,364)

Non-vested at September 30, 2013	435,056

It is the intent of the Partnership to settle these phantom units upon vesting by issuing common units, as allowed under the Plan. However, the awards may be settled in cash at the discretion of the compensation committee of the board of directors of the General Partner.

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

As a limited partnership, the Partnership is generally not subject to income tax. However, the Partnership is subject to a statutory requirement that non-qualifying income (for example, rent associated with personal property and service income) cannot exceed 10% of total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of its non-qualifying income exceeds this statutory limit, the Partnership would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through LGWS. LGWS is subject to federal and state income tax and pays income taxes related to the results of its operations. For the nine months ended September 30, 2013, the Partnership’s non-qualifying income did not exceed the statutory limit.

The effective tax rate differs from the statutory rate due primarily to Partnership earnings that are generally not subject to federal and state income taxes at the Partnership level. The rate reconciliation is below:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Income from continuing operations before income taxes	$4,201	$14,090
Income from continuing operations before income taxes of the Partnership excluding LGWS	4,162	13,821

Income from continuing operations before income taxes of LGWS	39	269

Federal income taxes at statutory rate	13	91
Increase (decrease) due to:
State income taxes and other, net of federal income tax benefit	132	181
Valuation allowance adjustments	(868)	(332)

Total income tax expense (benefit)	$(723)	$(60)

During the third quarter of 2013, in connection with the updates to purchase accounting and subsequent assignment of assets and liabilities by the Partnership to LGWS. The Partnership reviewed its cumulative permanent and temporary differences. As a result of that review, the Partnership increased its net deferred tax assets that existed on the date of the contribution of net assets by the Predecessor to the Partnership by $8.5 million and increased its valuation allowance to fully offset these additional net deferred tax assets.

During the third quarter of 2013, based on the updates to the purchase price allocation for the Express Lane acquisition and the assignment of property and equipment by the Partnership to LGWS, the Partnership recorded a net deferred tax liability of $5.9 million.

As of September 30, 2013, the Partnership had the following deferred tax assets and liabilities.

	September 30, 2013	December 31, 2012
Deferred tax assets
Rent income	$432	$890
Lease financing obligations	28,183	27,944
Above market lease liability	890	—
Allowance for doubtful accounts	24	—

Total deferred tax assets	29,529	28,834

Deferred tax liabilities
Property and equipment	23,501	18,941
Below market lease intangible asset	1,267	—

Total deferred tax liabilities	24,768	18,941

Net deferred tax assets	4,761	9,893
Valuation allowance	(9,561)	(9,893)

Net deferred tax liabilities	$4,800	$—

At June 30, 2013, net deferred tax assets totaling $10.4 million were fully reserved against with a valuation allowance. Concurrent with the recognition of the $5.9 million net deferred tax liability noted above, and based on the expected reversal of the cumulative temporary differences and anticipated future earnings as of September 30, 2013, the Partnership released $0.9 million and $0.3 million of the valuation allowance during the three and nine months ended September 30, 2013. This release was recorded as a deferred tax benefit, effectively reversing all of the valuation allowance that was recorded to deferred tax expense in 2012 and through June 30, 2013.

In conjunction with the Partnership’s ongoing review of its actual results and anticipated future earnings, the Partnership continuously reassesses the possibility of releasing the valuation allowance on its deferred tax assets. It is reasonably possible that a significant portion of the valuation allowance will be released within the next twelve months. Since $9.6 million of net deferred tax assets existed at the date of the contribution from the Predecessor Entity, $9.6 million of the valuation allowance recorded at September 30, 2013 had been recorded in 2012 as a charge against Partners’ Capital—affiliates. As such, any reduction of such valuation allowance in the future would be recorded as a credit to Partners’ Capital—affiliates.

17. Net Income per Limited Partnership Unit

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

In addition to the common and subordinated units, the Partnership has identified the IDRs as participating securities and computes income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the Partnership Agreement. Net income per unit applicable to limited partners (including common and subordinated unitholders) is computed by dividing the limited partners’ interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units. There were no participating IDRs for the nine months ended September 30, 2013.

The following provides a reconciliation of net income and the allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the three and nine months ended September 30, 2013 (in thousands, except unit, and per unit amounts):

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Common Units	Subordinated Units	Common Units	Subordinated Units
Numerator:
Net income	$2,462	$2,462	$7,075	$7,075

Declared distributions (a)	3,782	3,781	10,781	10,780
Allocation of distributions in excess of net income (b)	(1,320)	(1,319)	(3,706)	(3,705)

Limited partners’ interest in net income	2,462	2,462	7,075	7,075

Denominator:
Basic and diluted weighted average limited partnership units outstanding (c)	7,526,044	7,525,000	7,525,983	7,525,000

Basic and diluted net income per limited partnership unit	$0.327	$0.327	$0.940	$0.940

(a)	Distribution declared per unit was $0.5025 and $1.4325 for the three and nine months ended September 30, 2013, respectively, as further described below.
(b)	Allocation of distributions in excess of net income is based on a pro rata proportion to the common and subordinated units as outlined in the Partnership Agreement.
(c)	For purposes of calculating diluted weighted average limited partnership units outstanding, all outstanding phantom units were excluded from the calculation as they were anti-dilutive.

The Partnership Agreement sets forth the calculation used for determining the cash distributions the common and subordinated unitholders are entitled to receive. In accordance with the Partnership Agreement, on November 7, 2013, the Partnership declared a quarterly dividend, to be paid from the operating surplus, totaling $7.6 million or $0.5025 per unit. Subsequent to this distribution, the Partnership will have distributed $21.6 million, or $1.4325 per unit on a year-to-date basis.

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

Operating Leases of Gasoline Stations as Lessee

The Partnership and the Predecessor Entity lease certain motor fuel stations from their affiliates under cancelable operating leases. Rent expense under these agreements was $0.2 million and $0.1 million for the three months ended September 30, 2013 and 2012, and $0.7 million and $0.4 million for the nine months ended September 30, 2013 and 2012, respectively.

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

In accordance with the Omnibus Agreement, the Partnership is required to pay LGC a management fee, which is initially an amount equal to (1) $420,000 per month plus (2) $0.0025 for each gallon of motor fuel the Partnership distributes per month. In addition, and subject to certain restrictions on LGC’s ability to incur third-party fees, costs, taxes and expenses, the Partnership is required to reimburse LGC and the General Partner for all reasonable out-of-pocket third-party fees, costs, taxes and expenses incurred by LGC or the General Partner on the Partnership’s behalf in connection with providing the services required to be provided by LGC under the Omnibus Agreement. For the three and nine months ended September 30, 2013 respectively, the Partnership incurred $1.7 million and $5.0 million in management fees under the Omnibus Agreement, classified as selling, general and administrative expenses in the statements of operations.

The Predecessor Entity charged management fees to its Affiliates and these amounts are included as contra-expense amounts in selling, general and administrative expenses in the statements of operations. The amounts recorded for these management fees were approximately $1.3 million and $3.3 million for the three and nine months ended September 30, 2012. These management fees reflect the allocation of certain overhead expenses of the Predecessor Entity and include costs of centralized corporate functions, such as legal, accounting, information technology, insurance and other corporate services. The allocation methods for these costs included: estimates of the costs and level of support attributable to its affiliates for legal, accounting, and usage and headcount for information technology.

Environmental Costs

Certain environmental monitoring and remediation activities are undertaken by an affiliate of the Partnership as approved by the conflicts committee of the board of directors of the General Partner. The Partnership incurred $0.2 million with this affiliate for the nine months ended September 30, 2013.

Aircraft Usage Costs

The Partnership uses aircraft owned by a group of individuals that includes the CEO and certain other members of the board of directors of the General Partner as approved by the disinterested members of the conflicts committee of the board of directors of the General Partner. The Partnership incurred $0.1 million with this affiliate for the three and nine months ended September 30, 2013.

Sites Previously Leased by LGO

Through February 2013, the Partnership leased certain sites in the Cleveland, Ohio market to LGO, who operated or contracted to third parties the operation of the motor fuel and convenience store activities conducted at those sites. In March 2013, the Partnership entered into an agreement with an unrelated third-party to lease and conduct the convenience store activities at 19 of these sites in the Cleveland, Ohio market. Concurrently, the lease agreements between the Partnership and LGO were amended to reflect the lease of just the motor fuel-related property and terminate the lease of the convenience store. Through September 30, 2013, the unrelated third-party paid $1.7 million directly to LGO for its agreement to vacate the convenience store space. Although the Partnership did not participate directly in the transaction between LGO and the unrelated third-party, it was deemed for accounting purposes to have an intermediary role in the transaction in its capacity as the entity controlling these sites (either through fee ownership or leasehold interest). Accordingly, the Partnership recorded $1.7 million in deferred initial direct costs, which is included in deferred financing costs, net and other assets, and a corresponding deferred rent income liability, which is included in other liabilities, both of which are recognized ratably over the term of the leases with the unrelated third-party lessee.

The retail motor fuel business at these sites was operated by LGO through August 31, 2013. These sites were included in the Commission Sites operated by the Partnership commencing September 1, 2013 (see Note 1 for additional information). As such, the leases with LGO were terminated on September 1, 2013. The transaction was approved by the conflicts committee of the board of directors of the General Partner.

As discussed in Note 9, the Partnership terminated leases with LGO at the Commission Sites and closed sites, which resulted in a write-off of deferred rent income of $0.4 million, classified as a charge against rent income from affiliates.

Advance to Affiliate

As disclosed in Note 2, during the three months ended September 30, 2013, the Partnership paid $1.7 million of additional purchase price consideration for the net working capital of the Express Lane Retail Business. Because the net working capital was transferred to LGO at the acquisition date, LGO repaid this amount to the Partnership in October 2013. The payment to the Express Lane sellers was classified as a financing activity on the statement of cash flows and is included within the line item “Advances (to) from affiliates.”

Mandatorily Redeemable Preferred Member Interests

In December 2008, the Predecessor Entity issued non-voting preferred member interests of $12.0 million to certain related individuals. From February 2011 through August 31, 2012, the holders of preferred member interests received semi-annual dividend payments at a rate of 12.0%. Pursuant to an amendment in May 2012, the dividend rate increased to 15.0% for the period from September 1, 2012 through August 31, 2013. Dividend payments, including accrued dividends, are recorded as interest expense. For the three and nine months ended September 30, 2012, the Predecessor Entity recorded interest expense of $0.4 million and $1.1 million, respectively.

In September 2012, the Predecessor Entity and the holders entered into an agreement for an aggregate $13.0 million payment, including $12.0 million for the face value of the mandatorily redeemable preferred interests and $1.0 million in consideration for a contractual modification to provide for the early cancellation and redemption of the mandatorily redeemable preferred interests (the cancellation payment), along with dividend payments accrued and unpaid at the applicable rate discussed above. As the cancellation payment was simultaneous with the Offering, the $1.0 million cancellation payment was accounted for on the Predecessor’s combined financial statements in the accounting period corresponding with the closing of the Offering. The mandatorily redeemable preferred member interests were redeemed in full, at par, with proceeds from the Offering.

19. Segment Reporting

As discussed in Note 1, effective September 1, 2013, the Partnership engages in both the wholesale and retail distribution of motor fuels, primarily gasoline and diesel fuel. Given this change, the Partnership conducts its business in two segments: 1) the wholesale segment and 2) the retail segment. Unallocated costs consist primarily of interest expense associated with the Credit Facility, selling, general and administrative expenses, income taxes and the elimination of the retail segment’s intersegment cost of revenues from fuel sales against the wholesale segment’s intersegment revenues from fuel sales. The profit in ending inventory generated by the intersegment fuel sale is also eliminated. Total assets by segment are not presented as the chief operating decision maker does not currently assess performance or allocate resources based on that data and thus does not currently receive it. Financial data for each segment is as follows (in thousands):

	Three Months Ended September 30, 2013
	Wholesale	Retail	Unallocated	Consolidated
Revenues from fuel sales to external customers	$462,741	$17,232	$—	$479,973
Intersegment revenues from fuel sales	15,813	—	(15,813)	—
Rent income	9,773	332		10,105
Revenues from retail merchandise and other	—	34		34

Total revenues	488,327	17,598	(15,813)	490,112

Depreciation and amortization	5,062	150	—	5,212
Interest expense, net	(952)	(42)	(2,355)	(3,349)
Income tax expense (benefit)	—	—	(723)	(723)
Net income (loss)	10,884	301	(6,261)	4,924
Expenditures for long-lived assets	31,675	—	—	31,675

	Nine Months Ended September 30, 2013
	Wholesale	Retail	Unallocated	Consolidated
Revenues from fuel sales to external customers	$1,401,333	$17,232	$—	$1,418,565
Intersegment revenues from fuel sales	15,813	—	(15,813)	—
Rent income	30,307	332	—	30,639
Revenues from retail merchandise and other	—	34	—	34

Total revenues	1,447,453	17,598	(15,813)	1,449,238

Depreciation and amortization	14,765	150	—	14,915
Interest expense, net	(3,197)	(42)	(6,994)	(10,233)
Income tax expense (benefit)	—	—	(60)	(60)
Net income (loss)	32,811	301	(18,962)	14,150

Expenditures for long-lived assets	35,804	—	—	35,804

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

Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Achieving the results described in these statements involves a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the following factors:

•	Availability of cash flow to pay minimum quarterly distributions on our common units;

•	The availability and cost of competing motor fuels resources;

•	A rise in fuel prices or a decrease in demand for motor fuels;

•	The volatility of retail fuel prices as it relates to our retail segment;

•	The consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	Our existing or future indebtedness;

•	Our liquidity, results of operations and financial condition;

•	Future legislation and changes in regulations or governmental policies or changes in enforcement or interpretations thereof;

•	Future changes in tax regulations;

•	Changes in energy policy;

•	Increases in energy conservation efforts;

•	Technological advances;

•	Volatility in the capital and credit markets;

•	The impact of worldwide economic and political conditions;

•	The impact of wars and acts of terrorism;

•	Weather conditions or catastrophic weather-related damage;

•	Earthquakes and other natural disasters;

•	Unexpected environmental liabilities;

•	The outcome of pending or future litigation; and,

•	Other factors, including those discussed in Item 1A. Risk Factors, in our Annual Report on Form 10-K filed with the SEC.

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

Overview

We are a Delaware limited partnership formed to engage in the distribution of motor fuels, consisting of gasoline and diesel fuel, and to own and lease real estate used in the retail distribution of motor fuels. Since our Predecessor was founded in 1992, we have generated revenues from the wholesale distribution of motor fuels to retail sites and from real estate leases.

Our primary business objective is to make quarterly cash distributions to our unitholders and, over time, to increase our quarterly cash distributions. We intend to make minimum quarterly distributions of at least $0.4375 per unit, per quarter (or $1.75 per unit on an annualized basis). We increased our distribution to $0.4525 per unit (or $1.81 per unit on an annualized basis) effective with the June 2013 distribution, $0.4775 per unit (or $1.91 per unit on an annualized basis) effective with the September distribution, and $0.5025 per unit (or $2.01 per unit on an annualized basis) effective with the December distribution. The amount of any distributions is subject to the discretion of the board of directors of our General Partner which may modify or revoke our cash distribution policy at any time. Our partnership agreement does not require us to pay any distributions at all.

We believe consistent demand for motor fuels in the areas where we operate and the contractual nature of our rent income provides a stable source of cash flow. Cash flows from the wholesale distribution of motor fuels will be generated primarily by a per gallon margin that is either a fixed or variable mark-up per gallon, depending on our contract terms. By delivering motor fuels through independent carriers on the same day we purchase the motor fuels from suppliers, we seek to minimize the commodity price risks typically associated with the purchase and sale of motor fuels. We also generate cash flows from rent income primarily by collecting rent from lessee dealers and LGO pursuant to lease agreements. Our lease agreements with lessee dealers had an average remaining lease term of 2.5 years as of September 30, 2013.

For the three and nine months ended September 30, 2013, we distributed an aggregate of approximately 160.5 million and 470.9 million gallons of motor fuels, respectively. As of September 30, 2013, we distributed motor fuels to 765 sites, comprised of the following classes of business:

•	212 sites operated by independent dealers;

•	287 sites owned or leased by us and operated by LGO;

•	216 sites owned or leased by us and operated by lessee dealers; and

•	50 Commission Sites (see “Recent Developments – Commission Sites” for additional discussion).

In addition, we distribute motor fuels to ten sub-wholesalers who distribute to additional sites (in prior quarters, we included an estimate of the number of sites to which sub-wholesalers distribute).

Over 70% of the sites to which we distribute motor fuels are owned or leased by us. In addition, we have agreements requiring the operators of these sites to purchase motor fuels from us.

We are focused on owning and leasing sites primarily located in metropolitan and urban areas. We own and lease sites located in Pennsylvania, New Jersey, Ohio, New York, Massachusetts, Kentucky, New Hampshire, Maine, Florida, and with our Rogers and Rocky Top acquisitions further discussed below, Tennessee and Virginia. According to the Energy Information Agency, of the 11 states in which we own and lease sites, five are among the top ten consumers of gasoline in the United States and four are among the top ten consumers of on-highway diesel fuel in the United States for 2012. Over 85% of our sites were located in high-traffic metropolitan and urban areas as of December 31, 2012. We believe the limited availability of undeveloped real estate in many of these areas presents a high barrier to entry for new or existing retail gas station owners to develop competing sites.

Recent Developments

Rogers Acquisition

On September 19, 2013, the Partnership completed its purchase of certain assets from Rogers pursuant to which the Partnership purchased 13 motor fuel stations, four leasehold motor fuel stations, assumed certain third-party supply contracts and purchased certain other assets, which were held or used by Rogers in connection with their motor fuels business and related convenience store business located in the Tri-Cities region of Tennessee area, for $20.0 million. One of the sites initially leased was purchased on October 23, 2013 for $1.1 million.

Simultaneously, LGO completed its purchase of certain assets from Rogers to acquire retail assets (including fuel and merchandise inventory). The income that these assets generate is non-qualifying for federal income tax purposes. Subsequent to the closing, the Partnership and LGO entered into a sublease agreement for all of the sites and a fuel distribution agreement for the purchase and sale of wholesale fuel. The conflicts committee of the General Partner determined that the apportionment of the consideration payable by each of the Partnership and LGO and the terms and conditions of the agreements with LGO are fair and reasonable to the Partnership.

Aggregate incremental revenues for the acquisition included in the Partnership’s statements of operations were $1.9 million for the three and nine months ended September 30, 2013.

Rocky Top Acquisition

Effective September 24, 2013, the Partnership completed its purchase of certain assets from Rocky Top pursuant to which the Partnership purchased one motor fuel station, three leasehold motor fuel stations, assumed certain third-party supply contracts and purchased certain other assets, which were held or used by Rocky Top in connection with their motor fuels business and related convenience store business located in the Knoxville, Tennessee area. Concurrent with the closing, the Partnership entered into a lease for 29 motor fuel stations that the Partnership is obligated to purchase, at the election of the sellers, either (a) in whole for $26.2 million on or about August 1, 2015, or (b) in approximately equal parts over a 5 year period for an average of $5.3 million per year beginning in 2016. Due to the obligation to purchase the sites under the lease, the lease is accounted for as a financing. The Partnership recorded $26.2 million of debt, which was preliminarily determined to be its fair value, and the payments made until the purchase will be classified as interest expense. The Partnership paid $10.7 million in cash to Rocky Top at closing.

Simultaneously, LGO completed its purchase of certain assets from Rocky Top to acquire retail assets (including fuel and merchandise inventory). The income that these assets generate is non-qualifying for federal income tax purposes. Subsequent to the closing, the Partnership and LGO entered into a sublease agreement for all of the sites and a fuel distribution agreement for the purchase and sale of wholesale fuel. The conflicts committee of the General Partner determined that the apportionment of the consideration payable by each of the Partnership and LGO and the terms and conditions of the agreements with LGO are fair and reasonable to the Partnership.

Aggregate incremental revenues for the acquisition included in the Partnership’s statements of operations were $1.6 million for the three and nine months ended September 30, 2013.

Dunmore Acquisition

On December 21, 2012, we completed the Dunmore Acquisition. In connection with this transaction, we acquired 24 motor fuel stations, 23 of which are fee simple interests and one of which is a leasehold interest. Incremental rent income for the Dunmore Acquisition included in our financial results was $0.5 million and $1.5 million for the three and nine months ended September 30, 2013.

Express Lane Acquisition

On December 21, 2012, LGWS entered into a stock purchase agreement, pursuant to which the sellers agreed to sell to LGWS all of the outstanding capital stock of Express Lane. In connection with the stock purchase agreement, on December 22, 2012, LGWS acquired 41 motor fuel service stations, one as a fee simple interest and 40 as leasehold interests. In addition, on December 21, 2012, LGPR acquired from Express Lane, prior to LGWS’s acquisition of the stock of Express Lane, an additional fee simple interest in six properties and two fuel purchase agreements. Aggregate incremental revenues for the Express Lane acquisition included in our financial results were $33.4 million and $99.0 million for the three and nine months ended September 30, 2013, respectively.

Site Purchases and Divestitures

The following site purchases and divestitures occurred in the nine months ended September 30, 2013:

•	In April 2013, the Partnership purchased one site in Pennsylvania for $0.7 million.

•	In April 2013, the Partnership sold five sites in Ohio for $1.5 million, which were included in assets held for sale at December 31, 2012. This transaction did not have a material impact on the results of operations for 2013.

•	In May 2013, the Partnership sold one site in Kentucky for $0.7 million. This transaction did not have a material impact on the results of operations for 2013.

•	In May 2013, the Partnership purchased four sites in Ohio for $7.1 million. These sites were previously leased through sale-leaseback transactions that were accounted for as lease financing obligations with a remaining balance of $5.1 million. The $2.0 million difference between the purchase price and the remaining balance of the lease financing obligation was recorded as an increase to property and equipment.

•	In June 2013, the Partnership purchased two sites in Florida for $1.6 million, of which $0.6 million was paid in cash and the remaining balance was financed as a note payable.

Commission Sites

Prior to September 1, 2013, the Partnership leased certain sites to Lehigh Gas—Ohio, LLC, an affiliate (“LGO”), which, in turn, subleased certain of these sites (the “Subleases”) to third party commission agents (the “Commission Sites”) and entered into commission agreements with the agents to sell motor fuel on behalf of LGO to retail customers (the “Commission Agreements”). In connection with the Commission Agreements, LGO also purchased motor fuel from a subsidiary of the Partnership at wholesale prices. Effective September 1, 2013, the Partnership assumed the Commission Agreements and Subleases from LGO and terminated its leases with LGO for the Commission Sites. As a result, the Partnership now records the retail sale of motor fuels to the end customer and accrues a commission payable to the commission agent at the Commission Sites. Further, the Partnership now records inventory from the time of the purchase of motor fuels from third party suppliers until the retail sale to the end customer at these sites. The Commission Sites generate non-qualifying income for federal income tax purposes that is recorded in LGWS, the taxable subsidiary of the Partnership. In September 2013, the Partnership paid LGO $3.5 million (the “Purchase Price”) for the Subleases and Commission Agreements and $1.7 million for the motor fuel inventory. Because the transaction was between entities under common control, the assets and liabilities assumed were recorded at LGO’s book value. The Purchase Price is presented as a distribution from partners’ capital.

With the addition of the business described above, the Partnership engages in 1) the wholesale distribution of motor fuels (using unrelated third party transportation service providers) to sub-wholesalers, independent dealers, lessee dealers, LGO, and others; 2) the retail distribution of motor fuels to end customers through sites operated by commission agents; and 3) the owning or leasing of sites used in the retail distribution of motor fuels and, in turn, generating rent income from the lease or sublease of the sites to third parties or LGO.

Given this change, the Partnership conducts its business in two segments: 1) the wholesale segment and 2) the retail segment. See “Results of Operations” for additional information.

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

Comparison of Three Months ended September 30, 2013 and 2012

The following table sets forth our statements of operations for the periods indicated (in thousands):

	Lehigh Gas Partners LP Consolidated for the Three Months Ended September 30, 2013 (unaudited)	Lehigh Gas Entities (Predecessor) Combined for the Three Months Ended September 30, 2012 (unaudited)	$ Variance	% Variance
Revenues:
Revenues from fuel sales	$251,626	$270,598	$(18,972)	(7.0)%
Revenues from fuel sales to affiliates	228,347	230,754	(2,407)	(1.0)%
Rent income	4,167	3,184	983	30.9%
Rent income from affiliates	5,938	2,090	3,848	184.1%
Revenues from retail merchandise and other	34	3	31	1,033.3%

Total revenues	490,112	506,629	(16,517)	(3.3)%
Costs and Expenses:
Cost of revenues from fuel sales	246,281	265,380	(19,099)	(7.2)%
Cost of revenues from fuel sales to affiliates	222,021	226,274	(4,253)	(1.9)%
Cost of revenues from retail merchandise and other	34	—	34	n/a
Rent expense	3,679	3,464	215	6.2%
Operating expenses	1,286	1,824	(538)	(29.5)%
Depreciation and amortization	5,212	3,536	1,676	47.4%
Selling, general and administrative expenses	4,604	3,722	882	23.7%
Gains on sales of assets, net	—	(146)	146	(100.0)%

Total costs and operating expenses	483,117	504,054	(20,937)	(4.2)%

Operating income	6,995	2,575	4,420	171.7%
Interest expense, net	(3,349)	(3,388)	39	(1.2)%
Other income, net	555	372	183	49.2%

Income (loss) from continuing operations before income taxes	4,201	(441)	4,642	(1,052.6)%
Income tax expense (benefit) from continuing operations	(723)	—	(723)	n/a

Income (loss) from continuing operations after income taxes	4,924	(441)	5,365	(1,216.6)%
Income (loss) from discontinued operations	—	(9)	9	(100.0)%

Net income (loss)	$4,924	$(450)	$5,374	(1,194.2)%

As noted previously, the Partnership began operating in two reportable segments commencing September 1, 2013. As such, the consolidated results of operations for the three months ended September 30, 2013 include one month of activity for the Commission Sites. Unallocated costs consist primarily of interest expense associated with the Credit Facility, selling, general and administrative expenses, income taxes and the elimination of the retail segment’s intersegment cost of revenues from fuel sales against the wholesale segment’s intersegment revenues from fuel sales. The profit in ending inventory generated by the intersegment fuel sale is also eliminated. The table below presents our results for the three months ended September 30, 2013 by segment.

	Three Months Ended September 30, 2013
	Wholesale	Retail	Unallocated	Consolidated
Revenues from fuel sales to external customers	$462,741	$17,232	$—	$479,973
Intersegment revenues from fuel sales	15,813	—	(15,813)	—
Rent income	9,773	332		10,105
Revenues from retail merchandise and other	—	34		34

Total revenues	488,327	17,598	(15,813)	490,112

Cost of revenues from fuel sales	467,113	16,977	(15,788)	468,302
Cost of revenues from retail merchandise and other	—	34	—	34
Rent expense	3,639	40	—	3,679
Operating expenses	1,230	56	—	1,286
Depreciation and amortization	5,062	150	—	5,212
Selling, general and administrative expenses	—	—	4,604	4,604

Total costs and expenses	477,044	17,257	(11,184)	483,117

Operating income (loss)	11,283	341	(4,629)	6,995
Interest expense, net	(952)	(42)	(2,355)	(3,349)
Other income, net	553	2	—	555

Income (loss) from continuing operations before income taxes	10,884	301	(6,984)	4,201
Income tax expense (benefit)	—	—	(723)	(723)

Net income (loss)	$10,884	$301	$(6,261)	$4,924

Revenues and Costs from Fuel Sales

Our aggregate revenues from fuel sales, which include revenues from fuel sales to affiliates, and aggregate cost of revenues from fuel sales, which include the cost of revenues from fuel sales to affiliates, are principally derived from the purchase and sale of gasoline and diesel fuel with the resulting changes in aggregate revenues from fuel sales, and aggregate cost of revenues from fuel sales, being attributable to the combination of volume of gallons of fuel distributed and/or fluctuations in market prices for crude oil and petroleum products, which are generally passed onto our customers.

Our aggregate revenues from fuel sales, which include revenues from fuel sales to affiliates, amounted to $480.0 million for the three months ended September 30, 2013, a decrease of $21.4 million, or 4.3%, as compared to $501.4 million in the same period of the prior year. The aggregate cost of revenues from fuel sales, which includes the cost of revenues from fuel sales to affiliates, amounted to $468.3 million for the three months ended September 30, 2013, a decrease of $23.4 million, or 4.8%, as compared to $491.7 million in the same period of the prior year. The aggregate gross profit from fuel sales amounted to $11.7 million for the three months ended September 30, 2013, an increase of $2.0 million, or 20.6% as compared to $9.7 million in the same period of the prior year. The increase in gross profit was driven by higher margin per gallon of $0.073 for the three months ended September 30, 2013 as compared to $0.060 in the same period in the prior year along with an increase in volume of gallons distributed (as more fully discussed below).

The decrease in aggregate revenues from fuel sales resulted from a decrease of $20.7 million related to lower selling prices per gallon, which was $2.991 per gallon for the three months ended September 30, 2013, a decrease of $0.129 per gallon, or 4.1%, as compared to $3.120 for the same period in the prior year. There was also a decrease of $0.7 million related to a decrease in volume of gallons distributed. The volume of gallons distributed amounted to 160.5 million gallons for the three months ended September 30, 2013, a decrease of 0.2 million gallons, or 0.1%, as compared to 160.7 million gallons for the same period in the prior year. The decrease in the volume of gallons distributed was due to decreases consisting primarily of 11.7 million gallons related to marketplace competition, 0.7 million gallons related to terminated dealer supply contracts and 0.6 million gallons associated with the temporary closure of sites. The decreases were offset by an increase of 10.7 million gallons related to the Express Lane acquisition and 1.3 million gallons related to the Rogers and Rocky Top acquisitions. In addition, there were increases due to the commencement of distributing motor fuels to Getty lease sites in New England and Pennsylvania, which were entered into in May 2012, and additional Getty sites in New Jersey, which were entered into in December 2012, which accounted for 0.8 million gallons.

Rent Income

Aggregate rent income, including rent income from affiliates, for the three months ended September 30, 2013, was $10.1 million compared to $5.3 million for the same period in the prior year, resulting in an increase of $4.8 million. This increase was a result of incremental rent income primarily attributable to the Express Lane and Dunmore acquisitions and 2013 acquisitions, resulting in a total increase of $3.2 million. Also contributing to the increase was incremental rent income of $0.4 million related to the Getty lease for the New Jersey sites. In addition, rent income for certain sites was recorded by an affiliate not included in the Predecessor Entity through October 30, 2012. These sites were contributed to the Partnership, resulting in an increase in rent income of $1.6 million. Offsetting these increases was a $0.7 million decrease related to sites not contributed by the Predecessor Entity. In addition, the terminations of leases with LGO at the Commission Sites and other closed sites resulted in a writeoff of deferred rent income of $0.4 million.

Rent Expense

Rent expense for the three months ended September 30, 2013, was $3.7 million, an increase of $0.2 million, as compared to $3.5 million for the same period in the prior year, with the increase primarily driven by an increased number of leasehold locations. Specifically, the Express Lane acquisition resulted in an increase of $0.9 million and the Getty leases resulted in an increase of $0.1 million. Offsetting this increase was a $0.4 million decrease related to sites not contributed by the Predecessor Entity. In addition, the sites terminated from the Getty lease resulted in a $0.3 million gain on settlement of the capital lease obligation, which was recorded as a credit to rent expense.

Operating Expenses

Operating expenses decreased $0.5 million to $1.3 million for the three months ended September 30, 2013, compared with $1.8 million for the same period in the prior year. The decrease was primarily due to the classification of the management fee charged by the Predecessor Entity to the Partnership. The Partnership classifies the management fee as a general and administrative expense whereas the Predecessor classified certain costs incorporated into the management fee within operating expenses. The total management fee charged by LGC to the Partnership was $1.7 million for the three months ended September 30, 2013. In addition, our new or renewed leases with LGO and lessee dealers have generally been structured as “triple-net” leases whereby LGO or the lessee dealer is responsible for real estate taxes, utilities, and certain other costs. Prior to the Offering, the Predecessor Entity had more sites for which it was responsible for real estate taxes, utilities, and certain other costs.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2013, was $5.2 million compared to $3.5 million for the same period in the prior year. The increase of $1.7 million, or 47%, was principally due to sites acquired in our Dunmore and Express Lane acquisitions as well as the Getty lease transactions, which resulted in an increase of $1.9 million, partially offset by the impact of non-contributed sites, which resulted in a decrease in depreciation of $0.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2013, were $4.6 million compared with $3.7 million for the same period in the prior year, an increase of $0.9 million. The increase was primarily attributable to an increase in public company expenses, primarily $1.2 million in equity-based incentive compensation, $0.3 million in transfer taxes associated with the contribution of certain sites to the Partnership at the time of the Offering, $0.2 million in acquisition costs and increased professional fees. These increases were partially offset by $1.2 million of non-recurring expenses incurred in 2012 related to the Offering.

Acquisition costs incurred during the three months ended September 30, 2013 were $0.4 million.

Interest Expense, Net

Interest expense, net, decreased $0.1 million to $3.3 million for the three months ended September 30, 2013, compared with $3.4 million for the same period in 2012. The redemption of the mandatorily redeemable preferred equity in October 2012 resulted in a decrease in interest expense of $0.4 million, offset by additional borrowings in 2013, which resulted in an increase in interest of $0.3 million.

Income Tax Benefit from Continuing Operations

No provision for income taxes was recorded for the three months ended September 30, 2012 as the Predecessor Entity was not a taxable entity. However, our wholly owned, C-corporation subsidiary, LGWS, is a taxable entity. Accordingly, we have recorded a tax provision for LGWS for the three months ended September 30, 2013. LGWS recorded a $0.4 million current tax provision and a $0.2 million deferred tax benefit.

During the third quarter of 2013, based on the updates to the purchase price allocation for the Express Lane acquisition and the assignment of property and equipment by the Partnership to LGWS, the Partnership recorded a net deferred tax liability of $5.9 million.

At June 30, 2013, net deferred tax assets totaling $10.4 million were fully reserved against with a valuation allowance. Concurrent with the recognition of the $5.9 million net deferred tax liability noted above, and based on the expected reversal of the cumulative temporary differences and anticipated future earnings as of September 30, 2013, the Partnership released $0.9 million of the valuation allowance during the three months ended September 30, 2013. This release was recorded as a deferred tax benefit, effectively reversing all of the valuation allowance that was recorded to deferred tax expense in 2012 and through June 30, 2013.

Comparison of Nine Months ended September 30, 2013 and 2012

The following table sets forth our statements of operations for the periods indicated (in thousands):

	Lehigh Gas Partners LP Consolidated for the Nine Months Ended September 30, 2013 (unaudited)	Lehigh Gas Entities (Predecessor) Combined for the Nine Months Ended September 30, 2012 (unaudited)	$ Variance	% Variance
Revenues:
Revenues from fuel sales	$698,649	$846,577	$(147,928)	(17.5)%
Revenues from fuel sales to affiliates	719,916	552,283	167,633	30.4%
Rent income	11,352	9,268	2,084	22.5%
Rent income from affiliates	19,287	4,988	14,299	286.7%
Revenues from retail merchandise and other	34	10	24	240.0%

Total revenues	1,449,238	1,413,126	36,112	2.6%
Costs and Expenses:
Cost of revenues from fuel sales	684,224	828,671	(144,447)	(17.4)%
Cost of revenues from fuel sales to affiliates	700,756	541,649	159,107	29.4%
Cost of revenues from retail merchandise and other	34	—	34	n/a
Rent expense	11,463	8,326	3,137	37.7%
Operating expenses	3,219	5,022	(1,803)	(35.9)%
Depreciation and amortization	14,915	11,991	2,924	24.4%
Selling, general and administrative expenses	12,003	14,280	(2,277)	(15.9)%
Gains on sales of assets, net	(47)	(3,119)	3,072	(98.5)%

Total costs and operating expenses	1,426,567	1,406,820	19,747	1.4%

Operating income	22,671	6,306	16,365	259.5%
Interest expense, net	(10,233)	(10,281)	48	(0.5)%
Other income, net	1,652	1,437	215	15.0%

Income (loss) from continuing operations before income taxes	14,090	(2,538)	16,628	(655.2)%
Income tax expense (benefit) from continuing operations	(60)	—	(60)	n/a

Income (loss) from continuing operations after income taxes	14,150	(2,538)	16,688	(657.5)%
Income from discontinued operations	—	300	(300)	(100.0)%

Net income (loss)	$14,150	$(2,238)	$16,388	(732.3)%

As noted previously, the Partnership began operating in two reportable segments commencing September 1, 2013. As such, the consolidated results of operations for the nine months ended September 30, 2013 include one month of activity for the Commission Sites. Unallocated costs consist primarily of interest expense associated with the Credit Facility, selling, general and administrative expenses, income taxes and the elimination of the retail segment’s intersegment cost of revenues from fuel sales against the wholesale segment’s intersegment revenues from fuel sales. The profit in ending inventory generated by the intersegment fuel sale is also eliminated. The table below presents our results for the nine months ended September 30, 2013 by segment.

	Nine Months Ended September 30, 2013
	Wholesale	Retail	Unallocated	Consolidated
Revenues from fuel sales to external customers	$1,401,333	$17,232	$—	$1,418,565
Intersegment revenues from fuel sales	15,813	—	(15,813)	—
Rent income	30,307	332	—	30,639
Revenues from retail merchandise and other	—	34	—	34

Total revenues	1,447,453	17,598	(15,813)	1,449,238

Cost of revenues from fuel sales	1,383,791	16,977	(15,788)	1,384,980
Cost of revenues from retail merchandise and other	—	34	—	34
Rent expense	11,423	40	—	11,463
Operating expenses	3,163	56	—	3,219
Depreciation and amortization	14,765	150	—	14,915
Selling, general and administrative expenses	—	—	12,003	12,003
Gains on sales of assets, net	(47)	—	—	(47)

Total costs and expenses	1,413,095	17,257	(3,785)	1,426,567

Operating income (loss)	34,358	341	(12,028)	22,671
Interest expense, net	(3,197)	(42)	(6,994)	(10,233)
Other income, net	1,650	2	—	1,652

Income (loss) from continuing operations before income taxes	32,811	301	(19,022)	14,090
Income tax expense (benefit)	—	—	(60)	(60)

Net income (loss)	$32,811	$301	$(18,962)	$14,150

Revenues and Costs from Fuel Sales

Our aggregate revenues from fuel sales, which include revenues from fuel sales to affiliates, and aggregate cost of revenues from fuel sales, which include the cost of revenues from fuel sales to affiliates, are principally derived from the purchase and sale of gasoline and diesel fuel with the resulting changes in aggregate revenues from fuel sales, and aggregate cost of revenues from fuel sales, being attributable to the combination of volume of gallons of fuel distributed and/or fluctuations in market prices for crude oil and petroleum products, which are generally passed onto our customers.

Our aggregate revenues from fuel sales, which include revenues from fuel sales to affiliates, amounted to $1,418.6 million for the nine months ended September 30, 2013, an increase of $19.7 million, or 1.4%, as compared to $1,398.9 million in the same period of the prior year. The aggregate cost of revenues from fuel sales, which includes the cost of revenues from fuel sales to affiliates, amounted to $1,385.0 million for the nine months ended September 30, 2013, an increase of $14.7 million, or 1.1%, as compared to $1,370.3 million in the same period of the prior year. The aggregate gross profit from fuel sales amounted to $33.6 million for the nine months ended September 30, 2013, an increase of $5.0 million, or 17.5%, as compared to $28.6 million in the same period of the prior year. The increase in gross profit was driven by higher margin per gallon of $0.071 for the nine months ended September 30, 2013 as compared to $0.063 in the same period in the prior year along with an increase in volume of gallons distributed (as more fully discussed below).

The increase in aggregate revenues from fuel sales resulted from an increase of $62.8 million related to an increase in volume of gallons distributed offset by a decrease of $43.1 million related to lower selling prices per gallon, which was $3.013 for the nine months ended September 30, 2013, a decrease of $0.091, or 3.0%, as compared to $3.104 for the same period in the prior year. The volume of gallons distributed amounted to 470.9 million gallons for the nine months ended September 30, 2013, an increase of 20.3 million gallons, or 4.5%, as compared to 450.6 million gallons for the same period in the prior year. The increase in the volume of gallons distributed was principally related to the Express Lane acquisition, which accounted for 31.5 million gallons, the commencement of distributing motor fuels to the newly leased Getty sites, which accounted for 23.2 million gallons, and 1.3 gallons related to the Rogers and Rocky Top acquisitions. These increases were partially offset by decreases of 27.6 million gallons related to marketplace competition, 6.3 million gallons related to terminated dealer supply agreements and 1.8 million gallons associated with the temporary closure of sites.

Rent Income

Aggregate rent income, including rent income from affiliates, for the nine months ended September 30, 2013, was $30.6 million compared to $14.3 million for the same period in the prior year, resulting in an increase of $16.3 million. This increase was a result of incremental rent income primarily attributable to the Express Lane and Dunmore acquisitions and 2013 acquisitions, resulting in a total increase of $9.3 million. Also contributing to the increase was incremental rent income of $3.1 million related to the Getty lease sites. In addition, rent income for certain sites was recorded by an affiliate not included in the Predecessor Entity through October 30, 2012. These sites were contributed to the Partnership, resulting in an increase in rent income of $5.0 million. Offsetting these increases was a $2.1 million decrease related to sites not contributed by the Predecessor Entity. In addition, the terminations of leases with LGO at the Commission Sites and other closed sites resulted in a writeoff of deferred rent income of $0.4 million.

Rent Expense

Rent expense for the nine months ended September 30, 2013, was $11.5 million, an increase of $3.2 million, as compared to $8.3 million for the same period in the prior year, with the increase primarily driven by an increased number of leasehold locations. Specifically, the Express Lane acquisition resulted in an increase of $2.2 million and the Getty leases resulted in an increase of $1.9 million. Offsetting these increases was a $0.9 million decrease related to sites not contributed by the Predecessor Entity. In addition, the sites terminated from the Getty lease resulted in a $0.3 million gain on settlement of the capital lease obligation, which was recorded as a credit to rent expense.

Operating Expenses

Operating expenses decreased $1.8 million to $3.2 million for the nine months ended September 30, 2013, compared with $5.0 million for the same period in the prior year. The decrease was primarily due to the classification of the management fee charged by the Predecessor Entity to the Partnership. The Partnership classifies the management fee as a general and administrative expense whereas the Predecessor classified certain costs incorporated into the management fee within operating expenses. The total management fee charged by LGC to the Partnership was $5.0 million for the nine months ended September 30, 2013. In addition, our new or renewed leases with LGO and lessee dealers have generally been structured as triple-net leases whereby LGO or the lessee dealer is responsible for real estate taxes, utilities, and certain other costs. Prior to the Offering, the Predecessor Entity had more sites for which it was responsible for real estate taxes, utilities, and certain other costs.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2013, was $14.9 million compared to $12.0 million for the same period in the prior year. The increase of $2.9 million, or 24%, was principally due to sites acquired in the Dunmore and Express Lane acquisitions as well as the Getty lease transactions, which resulted in an increase of $6.3 million, partially offset by the impact of non-contributed sites, which resulted in a decrease in depreciation of $2.1 million. In addition, a $0.9 million impairment charge was recorded in 2012, resulting from certain sites being classified as assets held for sale. Also, there was a decrease in amortization of wholesale fuel supply contracts of $0.3 million due to the accelerated amortization for those intangible assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2013, were $12.0 million compared with $14.3 million for the same period in the prior year, a decrease of $2.3 million. The decrease was primarily attributable to $5.9 million of non-recurring expenses incurred in 2012 related to the Offering. This decrease was partially offset by an increase in public company expenses, primarily $2.2 million in equity-based incentive compensation, $0.3 million in transfer taxes associated with the contribution of certain sites to the Partnership at the time of the Offering, $0.3 million in director compensation, and increased professional fees.

Acquisition costs incurred during the nine months ended September 30, 2013 were $1.0 million.

Gains on Sales of Assets, net

Net gains on sales of assets that did not meet the criteria to be classified as discontinued operations for the nine months ended September 30, 2012 amounted to $3.1 million. Net gains on sales of assets for the nine months ended September 30, 2013 were not material.

Interest Expense, Net

Interest expense, net, decreased $0.1 million to $10.2 million for the nine months ended September 30, 2013, compared with $10.3 million for the same period in 2012. The redemption of the mandatorily redeemable preferred equity in October 2012 resulted in a decrease in interest of $1.1 million, offset by additional borrowings in 2013, which resulted in an increase in interest of $1.0 million.

Income Tax Benefit from Continuing Operations

No provision for income taxes was recorded for the nine months ended September 30, 2012 as the Predecessor Entity was not a taxable entity. However, our wholly owned, C-corporation subsidiary, LGWS, is a taxable entity. Accordingly, we have recorded a tax provision for LGWS for the nine months ended September 30, 2013. LGWS recorded a $1.0 million current tax provision and a $0.8 million deferred tax benefit.

During the third quarter of 2013, based on the updates to the purchase price allocation for the Express Lane acquisition and the assignment of property and equipment by the Partnership to LGWS, the Partnership recorded a net deferred tax liability of $5.9 million.

At December 31, 2012, net deferred tax assets totaling $9.9 million were fully reserved against with a valuation allowance. Concurrent with the recognition of the $5.9 million net deferred tax liability noted above, and based on the expected reversal of the cumulative temporary differences and anticipated future earnings as of September 30, 2013, the Partnership released $0.3 million of the valuation allowance during the nine months ended September 30, 2013. This release was recorded as a deferred tax benefit, effectively reversing all of the valuation allowance that was recorded to deferred tax expense in 2012.

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

Comparison for the Nine Months ended September 30, 2013 and 2012

	Lehigh Gas Partners LP Consolidated for the Nine Months Ended September 30, 2013	Lehigh Gas Entities (Predecessor) Combined for the Nine Months Ended September 30, 2012
Net cash flows provided by operating activities	$27,257	$6,368
Net cash flows (used in) provided by investing activities	$(33,415)	$2,923
Net cash flows (used in) financing activities	$1,572	$(10,447)

Cash flows from operating activities generally result from our net income, as well as balance sheet changes arising from motor fuel wholesale purchasing patterns, the timing of collections on our accounts receivable, the seasonality of our business, fluctuations in wholesale motor fuel prices, our working capital requirements and general market conditions.

Net cash provided by operating activities was $27.3 million for the nine months ended September 30, 2013, compared to $6.4 million for same period in the prior year, for a year-over-year increase in net cash flows provided by operating activities of $20.9 million. The increase in net cash flows provided by operating activities resulted from an increase in net income of $16.4 million and an increase in net non-cash charges of $7.5 million, partially offset by a decrease in the change in working capital and other assets and liabilities of $3.0 million.

Net non-cash charges were higher in 2013 as a result of higher depreciation and amortization, higher non-cash interest expense, higher equity-based compensation and lower gains on the sales of assets. Partially offsetting these increases was the net deferred tax benefit associated primarily with rent and property and equipment as well as the release of the valuation allowance discussed previously.

Net cash flows (used in) provided by investing activities was $(33.4) million for the nine months ended September 30, 2013, compared to $2.9 million for the same period in the prior year. The $36.3 million change was primarily related to a $30.1 million increase in cash paid for acquisitions, net, a $4.0 million increase in purchases of property and equipment and a $1.8 million decrease in proceeds from the sale of property and equipment.

Net cash flows provided by (used in) financing activities was $1.6 million for the nine months ended September 30, 2013, compared to $(10.4) million for the same period in the prior year. The $12.0 million change was primarily related to increases in repayments of lease financing obligations of $6.1 million and payment of financing fees of $0.3 million. Also, the Partnership paid $3.5 million to LGO for the Commission Sites in 2013. Partially offsetting these changes were borrowings of $32.3 million in 2013 compared to net repayments of $7.1 million in 2012. Also, distributions and advances to affiliates in 2013 amounted to $20.2 million compared to advances to affiliates and net distributions to members totaling $2.7 million in 2012.

Capital Expenditures

We make investments to expand, upgrade and enhance existing assets. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those capital expenditures required to maintain our long-term operating income or operating capacity. We anticipate maintenance capital expenditures will be funded with cash generated by operations. We had approximately $1.9 million and $1.3 million in maintenance capital expenditures for the nine months ended September 30, 2013 and 2012, respectively, which are included in purchases of property and equipment in our statements of cash flows.

Expansion capital expenditures are those capital expenditures that we expect will increase our operating income or operating capacity over the long term. We have the ability to fund our expansion capital expenditures by additional borrowings under our Credit Facility, issuing additional equity or other options. We had approximately $30.6 million and $0.5 million in expansion capital expenditures for the nine months ended September 30, 2013 and 2012, respectively.

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

Reconciliation of EBITDA and Adjusted EBITDA to net income (loss)

	Lehigh Gas Partners LP Consolidated for the Three Months Ended September 30, 2013	Lehigh Gas Entities (Predecessor) Combined for the Three Months Ended September 30, 2012	Lehigh Gas Partners LP Consolidated for the Nine Months Ended September 30, 2013	Lehigh Gas Entities (Predecessor) Combined for the Nine Months Ended September 30, 2012
Reconciliation of EBITDA and Adjusted EBITDA to net income (loss):
Net income (loss)	$4,924	$(450)	$14,150	$(2,238)
Plus:
Depreciation and amortization	5,212	3,550	14,915	12,036
Income tax expense (benefit)	(723)	—	(60)	—
Interest expense, net	3,349	3,401	10,233	10,321

EBITDA	12,762	6,501	39,238	20,119
Equity-based incentive compensation expense	1,245	—	2,223	—
Equity-based director compensation expense	140	—	231	—
Gains on sales of assets, net	—	(146)	(47)	(3,356)

Adjusted EBITDA	$14,147	$6,355	$41,645	$16,763

Reconciliation of EBITDA and Adjusted EBITDA to net cash flows provided by operating activities:
Net cash flows provided by operating activities	$13,132	$(6,331)	$27,257	$6,368
Changes in certain operating assets and liabilities	(2,117)	9,897	5,258	1,884
Interest expense, net	3,349	3,401	10,233	10,321
Other items, net	(1,602)	(466)	(3,510)	1,546

EBITDA	12,762	6,501	39,238	20,119
Equity-based incentive compensation expense	1,245	—	2,223	—
Equity-based director compensation expense	140	—	231	—
Gains on sales of assets, net	—	(146)	(47)	(3,356)

Adjusted EBITDA	$14,147	$6,355	$41,645	$16,763

Computation of Distributable Cash Flow
	Lehigh Gas Partners LP Consolidated for the Three Months Ended September 30, 2013		Lehigh Gas Partners LP Consolidated for the Nine Months Ended September 30, 2013
Adjusted EBITDA	$14,147		$41,645
Less:
Cash interest expense	(2,738)		(8,289)
Maintenance capital expenditures	(1,120)		(1,865)
Income tax (expense) benefit	723		60

Distributable Cash Flow	$11,012		$31,551

Contractual Obligations

The following table sets forth, as of September 30, 2013, our significant contractual obligations and commitments which have experienced significant changes since December 31, 2012. This table reflects changes directly related to the Rocky Top and Rogers acquisitions, sites that were previously leased and purchased in 2013 as discussed in Note 5, and certain Getty lease sites that were terminated from the lease agreement in the third quarter of 2013 (in thousands):

	Payments due by period
	Total	Remaining in 2013	2014-2015	2016-2017	Thereafter
	(in thousands)
Long-term debt (a)	$252,171	$2,149	$249,062	$178	$782
Financing obligations (b)	104,437	1,510	12,381	12,433	78,113
Operating lease obligations (c)	122,803	3,324	25,189	22,059	72,231

(a)	The Partnership’s credit facility expires October 30, 2015 and thus the principal balance outstanding at September 30, 2013 is included in the 1-3 year period. Interest, which is based on variable rates, was assumed to remain constant at a weighted-average rate of 3.0%. The amounts above include $26.2 million of financing issued in connection with the Rocky Top acquisition, which is payable in August 2015 at the earliest (as discussed previously).
(b)	The lease financing obligations consist of principal and interest payments due on sale-leaseback transactions for which the sale was not recognized because our predecessor retained continuing involvement in the underlying sites. Also included are principal and interest payments due on capital lease obligations, including the portions of the Getty lease agreements being accounted for as capital lease obligations. The table reflects certain Getty lease sites that were terminated from the lease agreement as permitted.
(c)	The operating leases expire through December 2028. The table reflects additional operating leases that resulted from the Rocky Top and Rogers acquisitions.

Long-term Debt

Debt outstanding at September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
Revolving credit facility	$214,586	$183,751
Swing-line line of credit	1,465	—
Financing associated with Rocky Top acquisition	26,250	—
Note payable	992	—

Total	$243,293	$183,751

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

On May 13, 2013, we entered into an amendment to the Credit Facility (the “Amendment”). The material terms and conditions of the Credit Facility remain substantially the same except as set forth below. As the result of the Amendment, the maximum amount we may borrow under the Credit Facility has been increased by $75 million to $324 million from $249 million. Subject to the consent of the lenders, we have the ability under certain circumstances to further increase the amount we may borrow by $100 million to $424 million. The Amendment was treated as a modification under ASC 470-50-40, “Modifications and Extinguishments”, and, as a result, the Partnership recorded $0.4 million in deferred financing fees, which are included in deferred financing costs, net and other assets on the balance sheet at September 30, 2013 and are being amortized on a straight line basis over the remaining term of the Credit Facility.

There was $216.1 million outstanding on the Credit Facility at September 30, 2013. There was $14.9 million outstanding under standby letters of credit at September 30, 2013. There was $93.0 million of availability under the Credit Facility excluding the $100 million of potential additional availability noted above.

We are required to comply with certain financial covenants under the Credit Facility. We are required to maintain a combined leverage ratio (as defined) for the most recently completed four fiscal quarters of not greater than 4.75 to 1.00 through December 31, 2014, and 4.60 to 1.00 thereafter. We are also required to maintain a combined interest charge coverage ratio (as defined) of at least 3.00 to 1.00. We were in compliance with all financial covenants as of September 30, 2013 and December 31, 2012.

The Credit Facility prohibits us from making distributions to unitholders if any potential default or event of default occurs or would result from the distribution, we are not in compliance with our financial covenants or we have lost status as a partnership for U.S. federal income tax purposes. In addition, the Credit Facility contains various covenants that may limit, among other things, our ability to:

•	grant liens;

•	create, incur, assume or suffer to exist other indebtedness; or

•	make any material change to the nature of our business, including mergers, liquidations and dissolutions; and,

•	make certain investments, acquisitions or dispositions.

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

Financing Issued in Rocky Top Acquisition

In connection with the Rocky Top acquisition as described in Note 2, the Partnership entered into a lease for certain sites for which the Partnership is obligated to purchase these sites, at the election of the seller, either (a) in whole on or about August 1, 2015, or (b) in approximately equal parts over a 5 year period for an average of $5.3 million per year beginning in 2016. Due to the obligation to purchase the sites under the lease, the lease is accounted for as a financing. Interest accrues at an annual rate of 7.5% with monthly payments of $0.2 million due until the balance is paid. The Partnership recorded $26.2 million of debt, which was preliminarily determined to be its fair value, and the payments made until the purchase will be classified as interest expense.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market Risk

We purchase gasoline and diesel fuel from several suppliers at costs that are subject to market volatility. These purchases are generally purchased pursuant to contracts or at market prices established with the supplier. In general, we do not engage in hedging activities for these purchases due to our pricing structure which allows us to generally pass on price changes to our customers and affiliates.

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

As of September 30, 2013 and December 31, 2012, we had $214.6 million and $183.8 million outstanding, respectively, on our revolving credit facility at an average interest rate of 3.0%. Our revolving credit facility matures in October 2015. A one percentage point change in our average rate would impact annual interest expense by an aggregate of approximately $2.1 million.

Commodity Price Risk

Effective September 1, 2013, we assumed the lessor position for 50 of the Commission Sites previously operated by LGO. As a result we now record retail sales of motor fuels to the end customer. Further, we now carry inventory on our balance sheet for the period from the purchase of the motor fuels from the third party suppliers to the retail sale to the end customer. During this period we are exposed to commodity price risk as it relates to motor fuel price fluctuations. During periods of market volatility the retail segment margins could be significantly impacted. We currently do not hedge against this commodity price risk but may in the future. As of September 30, 2013, we had $1.8 million of motor fuel inventory. A $0.01 change in motor fuel pricing would not have been significant.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” (Part I, Item 2) for further discussion of our debt commitments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the identification and the evaluation of the material weaknesses in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded, as of September 30, 2013, our disclosure controls and procedures were not effective. Notwithstanding the identified internal control weaknesses, management concluded the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the consolidated financial position, consolidated results of operations and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles in the United States of America (GAAP).

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

Changes in Internal Control over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, in connection with the preparation of the Predecessor Entity’s combined financial statements for the years ended December 31, 2011, 2010 and 2009, which formed a part of the prospectus for our Offering, management identified certain material weaknesses related to the lack of adequate staffing and management review by the appropriate level of senior management during the closing process that resulted in adjustments to the these financial statements.

Our management has since engaged in substantial efforts to remediate the material weaknesses in our internal control over financial reporting by:

•	enhancing the oversight/review of the development of accounting estimates to ensure the key factors/inputs, calculations and the methodologies/assumptions supporting these estimates are consistent and accurate;

•	redefining the ownership and enhancing the oversight/review of account reconciliations to ensure that reconciliation documentation is consistent and that account balances are accurate and agree to appropriate supporting detail, calculations or other documentation; and,

•	enhancing our policies, procedures and systems to specifically address the deficiencies identified and strengthen our internal controls.

Although we believe these remedial actions will result in correcting the material weaknesses in our internal control over financial reporting, the exact timing of when the conditions will be corrected is dependent upon future events.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), which could materially affect our business, financial condition or future results. The risk factors in our Form 10-K have not materially changed, except as set forth below.

The following supplements the risk factors to our business as set forth in our Form 10-K:

Changes in the prices of motor fuels could adversely affect the financial results of operations for our retail segment.

Effective September 1, 2013, we assumed 50 commission agent agreements from LGO whereby we sell motor fuels to retail customers and pay a commission to third parties for performing such services. As a result, we now record retail sales of motor fuels and carry inventory on our balance sheet. During the period that we carry such inventory, we are exposed to commodity price risk as it relates to motor fuel price fluctuations. During periods of market volatility, our retail segment margins could be significantly impacted. We currently do not hedge against this commodity price risk but may do so in the future.

Our commitment to purchase 29 motor fuel sites may affect our borrowing costs or the borrowing capacity under our credit facility.

We completed our purchase of certain assets from Rocky Top as of September 24, 2013. In connection with that transaction, we are obligated to purchase 29 motor fuel stations, at the election of the seller, either (a) in whole for $26.2 million on or about August 1, 2015, or (b) in approximately equal parts over a five year period for an average of $5.3 million per year beginning in 2016. We may not have sufficient funds to make such purchase and may need to draw down on our credit facility. In addition, we may not be able to renew or replace this credit facility on favorable terms or at all. As a result, we may incur higher borrowing costs and could have more stringent debt covenants.

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

LEHIGH GAS PARTNERS LP

	By:	LEHIGH GAS GP LLC, its General Partner

Date: November 12, 2013		By:	/s/ Mark L. Miller
		Name:	Mark L. Miller
		Title:	Chief Financial Officer of Lehigh Gas GP LLC (On behalf of the registrant, and in the capacity as principal financial officer)

EXHIBIT INDEX

2.1	Asset Purchase Agreement, dated August 1, 2013, by and between Rocky Top Markets, LLC and Rocky Top Properties, LLC, on the one part, and Lehigh Gas Partners LP, Lehigh Gas Wholesale LLC, LGP Realty Holdings LP, and Lehigh Gas Wholesale Services, Inc. on the other part (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on August 2, 2013).

2.2	Asset Purchase Agreement, dated August 7, 2013, by and between Lehigh Gas Partners LP and certain of its subsidiaries on the one part and Rogers Petroleum, Inc. and its affiliates on the other part (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on August 8, 2013).

10.1	Amendment No. 2 to Credit Agreement entered into as of May 13, 2013, by and among Lehigh Gas Partners LP, each lender from time to time party thereto, and KeyBank National Association, as Administrative Agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on May 13, 2013).

31.1 *	Certification of Principal Executive Officer of Lehigh Gas GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 *	Certification of Principal Financial Officer of Lehigh Gas GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 †	Certification of Principal Executive Officer of Lehigh Gas GP LLC pursuant to 18 U.S.C. §1350

32.2 †	Certification of Principal Financial Officer of Lehigh Gas GP LLC pursuant to 18 U.S.C. §1350

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema Document

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB ††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF ††	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
††	Pursuant to Rule 406T of Regulation S-T, the documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.