Form 10-K
period 2013-12-31
Lehigh Gas Partners LP
filed 2014-03-10
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value as of June 28, 2013, of the registrant’s common units held by non-affiliates of the registrant based on the reported closing price of $23.86 of such common units on the New York Stock Exchange on such date was $164.7 million. Common units held by affiliates of the registrant have been excluded from the calculation. The determination of the affiliate status is not necessarily a conclusive determination for other purposes.

As of March 3, 2014 the registrant had outstanding 11,097,348 common units and 7,525,000 subordinated units outstanding.

Documents Incorporated by Reference: None.

Explanatory Note

On October 30, 2012 (the “Closing Date”), we completed our initial public offering (the “IPO”).

References in this Annual Report to “our Predecessor” or “Predecessor Entity” refer to the portion of the business of Lehigh Gas Corporation, or “LGC,” and its subsidiaries and affiliates contributed to Lehigh Gas Partners LP in connection with the IPO. Unless the context requires otherwise, references in this Annual Report to “Lehigh Gas Partners LP,” “the Partnership,” “we,” “our,” “us,” or like terms, when used in the context of the periods following the completion of the IPO, refer to Lehigh Gas Partners LP and its subsidiaries and, when used in the context of the periods prior to the completion of the IPO, refer to the portion of the business of our Predecessor, the wholesale distribution business of Lehigh Gas—Ohio, LLC, and real property and leasehold interests contributed to us in connection with the IPO by Joseph V. Topper, Jr., the chief executive officer and the Chairman of the board of directors of our General Partner and/or his affiliates.

References in this Annual Report to “our General Partner” or “Lehigh Gas GP” refer to Lehigh Gas GP LLC, the General Partner of Lehigh Gas Partners LP and a wholly owned subsidiary of LGC. References to “LGO” refer to Lehigh Gas—Ohio, LLC, an entity managed by Joseph V. Topper, Jr. All of LGO’s wholesale distribution business was contributed to us in connection with the IPO. References to the “Topper Group” refer to Joseph V. Topper, Jr., collectively with those of his affiliates and family trusts that have ownership interests in our Predecessor. A trust of which Joseph V. Topper, Jr. is a trustee owns all of the outstanding stock of LGC. The Topper Group, including LGC, holds a significant portion of our limited partner interests. Through his ownership of LGC, Joseph V. Topper, Jr. controls our General Partner.

Unless otherwise indicated, the 2012 financial results contained in this Annual Report are based upon our audited consolidated financial results for the period October 31, 2012 through December 31, 2012 and the audited combined financial results for the Predecessor Entity for the period January 1, 2012 through October 30, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and oral statements made regarding the subjects of this Annual Report may contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, or the Reform Act, which may include, but are not limited to, statements regarding our plans, objectives, expectations and intentions and other statements that are not historical facts, including statements identified by words such as “outlook,” “intends,” “plans,” “estimates,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “anticipates,” “foresees,” or the negative version of these words or other comparable expressions. All statements addressing operating performance, events, or developments that the Partnership expects or anticipates will occur in the future, including statements relating to revenue growth and earnings or earnings per unit growth, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are based upon our current views and assumptions regarding future events and operating performance and are inherently subject to significant business, economic and competitive uncertainties and contingencies and changes in circumstances, many of which are beyond our control. The statements in this Annual Report are made as of the date of this report, even if subsequently made available by us on our website or otherwise. We do not undertake any obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Annual Report.

Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Achieving the results described in these statements involves a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the following factors:

•	Availability of cash flow to pay minimum quarterly distribution on our common units;

•	The availability and cost of competing motor fuels resources;

•	A rise in fuel prices or a decrease in demand for motor fuels;

•	The consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	Our existing or future indebtedness;

•	Our liquidity, results of operations and financial condition;

•	Future legislation and changes in regulations or governmental policies or changes in enforcement or interpretations thereof;

•	Future income tax legislation;

•	Changes in energy policy;

•	Increases in energy conservation efforts;

•	Technological advances;

•	Volatility in the capital and credit markets;

•	The impact of worldwide economic and political conditions;

•	The impact of wars and acts of terrorism;

•	Weather conditions or catastrophic weather-related damage;

•	Earthquakes and other natural disasters;

•	Unexpected environmental liabilities;

•	The outcome of pending or future litigation; and

•	Other factors, including those discussed in Item 1A. Risk Factors.

See “Item 1A. Risk Factors.” All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties. We caution you that the important factors referenced above may not contain all of the factors that are important to you.

PART I

ITEM 1. BUSINESS

Overview

We are a Delaware limited partnership formed to engage in the distribution of motor fuels, consisting of gasoline and diesel fuel, and to own and lease real estate used in the retail distribution of motor fuels. Since our Predecessor was founded in 1992, we have generated revenues from the wholesale distribution of motor fuels to retail sites and from real estate leases. In the third quarter of 2013, we also began generating revenues, on a select basis, through the retail distribution of motor fuels at certain sites that we own or lease. For the year ended December 31, 2013, we were one of the ten largest independent distributors by volume in the United States for ExxonMobil, BP and Motiva. Over 90% of the motor fuels we distributed in the year ended December 31, 2013 were branded, including the Chevron, Sunoco, Valero, Gulf and Citgo brands.

Our primary business objective is to make quarterly cash distributions to our unitholders and, over time, to increase our quarterly cash distributions. We intend to make minimum quarterly distributions of at least $0.4375 per unit, per quarter (or $1.75 per unit on an annualized basis). Since the closing of our IPO, we have increased our distributions from $0.4375 per unit, per quarter (or $1.75 per unit on an annualized basis) to $0.5125 per unit, per quarter (or $2.05 per unit on an annualized basis) effective with the distribution with respect to the fourth quarter of 2013, a 17.1% increase. The amount of any distributions is subject to the discretion of the board of directors of our general partner which may modify or revoke our cash distribution policy at any time. Our partnership agreement does not require us to pay any distributions at all. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy.

We believe consistent demand for motor fuels in the areas where we operate and the contractual nature of our rent income provides a stable source of cash flow. Cash flows from the wholesale distribution of motor fuels are generated primarily by either a fixed or variable margin per gallon, depending on our contract terms. Our wholesale contracts prohibit customers from purchasing motor fuels from other distributors. By delivering motor fuels through independent carriers on the same day we purchase the motor fuels from suppliers, we seek to minimize the commodity price risks typically associated with the purchase and sale of motor fuels.

In the third quarter of 2013, we began generating revenues through the retail distribution of motor fuels. At these sites (“the Commission Sites”), we operate the retail fuel operations through a third-party commission agent and lease the non-fuel site operations to the commission agent. The commission agent pays rent to us for the use of the non-fuel related real and personal property at the site. The commission agent operates the non-fuel related operations at the site for its own account and receives from us a fixed rate per gallon of motor fuel distributed to the retail consumer.

We generate cash flows from rent income primarily by collecting rent from lessee dealers, commission agents and LGO pursuant to lease agreements. Our lease agreements with lessee dealers, commission agents and LGO had average remaining lease terms of approximately 2.5 years, 5.3 years and 14.1 years as of December 31, 2013, respectively. The terms of our lease agreements with lessee dealers generally run concurrently with the terms of the wholesale supply agreements at the sites, and the lease agreements generally require the lessee dealers to purchase their motor fuel from us. The terms of our lease agreements with commission agents generally range from five to ten years. We have entered into a 15-year wholesale supply agreement with LGO and many of the lease agreements with LGO run concurrently with that agreement. Over 65% of the sites to which we distribute motor fuels are owned or leased by us.

For 2013, we distributed an aggregate of approximately 638 million gallons of motor fuels. As of December 31, 2013, we distributed motor fuels to 812 sites, comprised of the following classes of business:

•	256 sites operated by independent dealers;

•	270 sites owned or leased by us and operated by LGO (including 29 sites currently leased but with a mandatory purchase as described further under “Acquisitions – Rocky Top Acquisition”);

•	232 sites owned or leased by us and operated by lessee dealers; and

•	54 Commission Sites.

In addition, we distribute motor fuels to 16 sub-wholesalers who distribute to additional sites.

We are focused on owning and leasing sites primarily located in prime locations with strong motor fuel demand. We own and lease sites located in Pennsylvania, New Jersey, Ohio, New York, Massachusetts, Kentucky, New Hampshire, Maine, Florida, Maryland, Delaware, and with our Rogers, Rocky Top and Manchester acquisitions further discussed below, Tennessee and Virginia. We also distribute motor fuel in Georgia. Based on 2012 data available from the Energy Information Agency, of the 14 states in which we distribute motor fuel, five are among the top ten consumers of gasoline and on-highway diesel fuel in the United States. Over 85% of our sites were located in high-traffic metropolitan and urban areas as of December 31, 2013. We believe the limited availability of undeveloped real estate particularly in the northeastern U.S. presents a high barrier to entry for new or existing retail gas station owners to develop competing sites.

We intend to grow our business primarily through acquisitions. We have grown our business from 11 owned sites in 2004 to 254 owned sites as of December 31, 2013. Since our IPO in October 2012, we have completed five significant acquisitions for a total of 123 fee and leasehold properties for total consideration of $142.9 million. See “Acquisitions.” As a result of these acquisitions, we have increased our rent income and enhanced our wholesale distribution business. Historically, our size and geographic concentration have enabled us to acquire multiple sites, particularly from major integrated oil companies that have divested assets associated with the motor fuel distribution business. Going forward we anticipate acquiring sites primarily from other wholesale distributors. We have been able to divest non-core sites that do not fit our strategic or geographic plans to other retail gas station operators or other entities, such as retail store operators, that may use the land for alternative purposes.

Business Strategies

Our primary business objective is to make quarterly cash distributions to our unitholders and, over time, to increase our quarterly cash distributions by continuing to execute the following strategies:

•	Own or lease sites in prime locations and seek to enhance the cash flow potential of these sites. As of December 31, 2013, we owned or leased 556 sites that are primarily located in prime locations with strong motor fuel demand. These sites serve customers seeking convenient fueling locations on roads and intersections with heavy traffic. We constantly evaluate opportunities to enhance the cash flow potential of our sites. For example, at our sites we may install car washes, convert service bays into convenience stores or upgrade convenience stores to quick service restaurants. These enhancements improve our ability to charge increased rents and increase the wholesale distribution potential of these sites.

•	Expand within and beyond our core markets through acquisitions. Since our IPO in October 2012, we have completed five significant acquisitions, acquiring a total of 123 fee and leasehold sites for total consideration of $142.9 million. One of these acquisitions added 24 sites within our existing area of operations and the remaining four acquisitions added 99 sites and distribution operations in four new states. We intend to continue to grow our business through strategic and accretive acquisitions of sites and wholesale distribution businesses both within our existing area of operations and in new geographic areas. We seek to acquire properties in our existing area of operations to increase our operational efficiencies and to enhance our economies of scale. For new geographic territories, we seek to acquire assets in areas with favorable demographic, economic and motor fuel market trends. We believe that there is considerable opportunity for consolidation in our industry as the industry remains fragmented. Furthermore, we believe that we have better access to capital and a lower cost of capital than many of the private competitors that we face in the acquisitions market for our target assets and transaction size.

•	Increase our wholesale motor fuel distribution business by expanding market share. As we seek to increase the number of sites we own and lease, we expect to have a commensurate increase in our wholesale distribution business due to the addition of these new sites. Furthermore, we believe that our standing in 2013 as a top ten independent distributor by volume in the United States for ExxonMobil, BP and Motiva enables us to capitalize on the reduction by major integrated oil companies in the number of wholesalers with which they do business. As smaller wholesale distributors experience difficulties purchasing motor fuels from major integrated oil companies and refiners, we have been able to, and believe that we will be able to continue to, successfully target and sell motor fuels to these wholesalers on a sub-wholesaling basis.

•	Maintain strong relationships with major integrated oil companies and refiners. Our relationships with suppliers of branded motor fuels are crucial to the operation and growth of our business. These relationships have allowed us to consistently negotiate supply agreements with competitive terms.

•	Serve as a preferred motor fuel distributor and provide dedicated supply and services to our customers. We have established long-term relationships with our suppliers that enhance the dependability and quality of our motor fuel supply to our customers. During periods of motor fuel shortages, we historically have succeeded in sustaining a supply of motor fuel sufficient to meet the needs of our customers while many of our unbranded competitors have not. In addition, we provide our customers with services that enable them to more efficiently operate their gas stations, including, but not limited to, preferred pricing in purchasing gas station equipment and for providing maintenance services.

•	Manage risk by outsourcing delivery of motor fuel, mitigating exposure to environmental liabilities. Motor fuel transportation services are not part of our core business, and we do not own or lease trucks for the delivery of motor fuel. Instead, we contract with third parties for the delivery of motor fuel. This strategy alleviates the capital, labor, and liability constraints associated with operating a transportation fleet. In acquiring properties, we use environmental consultants to perform due diligence regarding the property to assess the exposure to risk of environmental contamination, if any. Typically, when an acquired site requires remediation, either the seller funds an escrow account for the cost to remediate the property, or the seller retains the obligation to remediate the property. We also seek to purchase environmental insurance policies to contain costs in the event that the escrowed amounts are inadequate or if there are unknown pre-existing conditions at a location discovered in the future. In addition, we participate in state programs, where available, that may also assist in funding the costs of environmental liabilities.

Competitive Strengths

We believe the following competitive strengths will enable us to achieve our primary business objective:

•	Stable cash flows from real estate rent income and wholesale motor fuel distribution. We generate revenue from rent at our sites and earn a per gallon margin on the wholesale distribution of motor fuels. We collect rent from the lessee dealers, commission agents and LGO pursuant to lease agreements. Our lease agreements with lessee dealers, commission agents and LGO had average remaining lease terms of approximately 2.5 years, 5.3 years and 14.1 years as of December 31, 2013, respectively. We sell motor fuel on a wholesale basis to lessee dealers, independent dealers, LGO and sub-wholesalers. We receive a per gallon margin that is either a fixed mark-up per gallon or a variable rate mark-up per gallon. At sites we own or lease, the term of the supply agreement is generally concurrent with the term of our leases with LGO or with the lessee dealer at the site. In addition, our wholesale contracts prohibit customers from purchasing motor fuels from other distributors. We believe that the contractual nature of our rent income and the consistent demand for motor fuel in the areas where we operate provide a stable source of cash flow.

•	Established history of acquiring sites and successfully integrating these sites and operations into our existing business. We have grown our business from 11 owned sites in 2004 to 254 owned sites as of December 31, 2013. Since our IPO in October 2012, we have completed five significant acquisitions for a total of 123 fee and leasehold properties for total consideration of $142.9 million. Our strong industry relationships, access to capital, ability to complete acquisitions and environmental risk management expertise have allowed us to find multiple sites and negotiate transactions that are on attractive terms. Furthermore, we have successfully integrated our acquisitions into our existing business by reducing overhead costs and realizing economies of scale associated with our wholesale distribution business.

•	Long-term relationships with major integrated oil companies and refiners. We have established long-term relationships and supply agreements with companies that are among the largest suppliers of branded motor fuel in the United States. For 2013, our wholesale business purchased approximately 43%, 25%, 15%, 5% and 4% of its motor fuel from ExxonMobil (a supplier of ours since 2002), BP (a supplier of ours since 2009), Motiva (a supplier of ours since 2004), Chevron (a supplier of ours since 2012) and Valero (a supplier of ours since 2003), respectively. Our prompt payment history and good credit standing with our suppliers allow us to receive certain term discounts on our fuel purchases, which increases the profitability of our wholesale distribution business. We believe that these relationships and payment terms are not easily replicated by competitors in the markets we serve.

•	Prime real estate locations in areas with high traffic and considerable motor fuel consumption. We derive our rent income from sites we own or lease that provide convenient fueling locations in areas that are densely populated. Based on 2012 data available from the Energy Information Agency, of the 14 states in which we distribute fuel, five are among the top ten consumers of gasoline and on-highway diesel fuel in the United States. Over 85% of our sites were located in high-traffic metropolitan and urban areas as of December 31, 2013. We believe that the limited availability of undeveloped real estate particularly in the northeastern U.S. presents a high barrier to entry for the development of competing sites.

•	Financial flexibility to pursue acquisitions and other expansion opportunities. As of December 31, 2013, we had approximately $165.3 million available under our credit agreement for future acquisitions or working capital purposes, depending on our needs. We raised $91.4 million of net proceeds in our supplemental offering in December 2013. In addition, we amended and restated our credit facility in March 2014 to provide additional liquidity as further discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe that our borrowing capabilities available under our credit agreement and our ability to access the public capital markets provide us with the financial flexibility to pursue acquisition and expansion opportunities.

•	Extensive industry experience of our senior management team. Our Chief Executive Officer, Chief Financial Officer and President have, on average, over 23 years of experience in the ownership and operation of businesses that distribute motor fuel. Furthermore, our senior management team has extensive relationships with suppliers, customers, brokers and other industry contacts that are crucial to the successful operation and growth of our business.

Acquisitions

Since our IPO in October 2012, we have completed five significant acquisitions for a total of 123 fee and leasehold sites for total consideration of $142.9 million.

Dunmore Acquisition

In December 2012, we completed the Dunmore acquisition of sites in the Scranton and Wilkes-Barre, Pennsylvania, region. In connection with this transaction, we acquired 24 motor fuel stations, 23 of which are fee simple interests and one of which is a leasehold interest, for total consideration of $29.0 million. Incremental rent income for the Dunmore acquisition included in our statements of operations was $2.0 million for 2013.

Express Lane Acquisition

In a series of related transactions in December 2012, we acquired 47 motor fuel service stations, seven as a fee simple interest and 40 as leasehold interests, and two fuel purchase agreements for total consideration of $45.2 million. The Express Lane assets are concentrated in the Tallahassee/Panama City metropolitan area and along the Interstate Highway 10 corridor of the “panhandle” region located in northwest Florida. This acquisition provided entry into a new geographic territory for us. Aggregate incremental revenues for the Express Lane acquisition included in our statements of operations were $126.0 million for 2013.

Rogers Acquisition

In September and October 2013, we purchased 14 motor fuel stations, three leasehold motor fuel stations, assumed certain third-party supply contracts and purchased certain other assets located primarily in the Tri-Cities region of Tennessee area for $21.1 million. This acquisition provided entry into a new geographic territory for us. Aggregate incremental revenues for the Rogers acquisition included in our statements of operations were $17.6 million for 2013.

Rocky Top Acquisition

In September 2013, we purchased one fee property site, three leasehold motor fuel stations, seven third-party supply contracts and certain other assets and equipment for total consideration of $10.7 million. Concurrent with the closing, we entered into a master lease for 29 motor fuel stations, which we will purchase on or after August 1, 2015, for $26.2 million. The purchased and leasehold sites are located in and around the Knoxville, Tennessee region and along Interstate Highways 40 and 75. This acquisition is geographically adjacent to the Rogers acquisition and expanded our presence in Tennessee. Aggregate incremental revenues for the Rocky Top acquisition included in our statements of operations were $23.1 million for 2013.

Manchester Acquisition

In December 2013, we purchased 44 independent dealer supply contracts, five sub-wholesale supply contracts, two leasehold motor fuel stations and certain other assets and equipment in Virginia for total consideration of $10.7 million. This acquisition provided entry into a new geographic territory for us. Aggregate incremental revenues for the Manchester acquisition included in our statements of operations were $3.6 million for 2013.

Classes of Trade

We classify our sites based on their operating model as described below.

Wholesale Fuel Distribution

Lessee Dealers

•	We either own or lease the property and then lease or sublease the site to a dealer.

•	We collect rent income from the dealer for use of the site.

•	The dealer owns all fuel and convenience store inventory.

•	We collect wholesale fuel margins via two types of contracts: a fixed cent per gallon margin (“rack plus”) or a variable cent per gallon margin (“dealer tank wagon” or “DTW”) through the exclusive distribution contract with the dealer.

•	Exclusive distribution contracts with dealer run concurrent in length to the site lease period (generally three years after an initial one-year trial term).

•	Dealer sets the retail price at the pump and owns retail fuel margins and convenience store profits.

•	Leases are generally triple net leases.

Independent Dealers and Sub-Wholesalers

•	Dealer owns the property, all fuel and convenience store inventory.

•	We contract to exclusively distribute fuel to the dealer at a fixed cent per gallon margin and, in some cases, DTW.

•	Distribution contracts with independent dealers are typically 7-10 years in length.

•	Contracts with the sub-wholesalers are generally 10 years in length.

LGO and Affiliates

•	We own or lease the property and then lease or sublease the site to LGO.

•	We collect rent income from LGO for use of the site.

•	We entered into a 15-year master wholesale supply agreement with LGO at the time of the IPO, pursuant to which we distribute to LGO motor fuels at a variable rate mark-up per gallon consistent with market mark-ups.

•	We enter into 15-year lease agreements with LGO pursuant to which LGO leases sites from us.

•	LGO owns all fuel and convenience store inventory.

•	LGO sets the retail price at the pump and owns retail fuel margins and convenience store profits.

•	Leases are triple net leases.

Retail Fuel Distribution

Commission Sites

•	We own or lease the property and lease the site to the commission agent, who pays rent to us and operates all the non-fuel related operations at the sites for their own account.

•	We own the motor fuel inventory at the sites, set the fuel pricing at the sites, and generate revenue from the retail sale of motor fuels to the end customer.

•	We pay the commission agent a commission for each gallon of fuel sold at the site.

•	We maintain inventory from the time of the purchase of motor fuels from third party suppliers until the retail sale to the end customer at the commission sites. The inventory amount at the sites averages about 3-days worth of motor fuels sales at the sites.

•	Lehigh Gas Wholesale LLC (“LGW”) distributes fuel on a wholesale basis to Lehigh Gas Wholesale Services, Inc. (“LGWS”), which owns the motor fuel inventory and distributes fuel to retail customer. LGW records qualifying wholesale fuel distribution gross income and LGWS records the non-qualifying retail distribution gross income.

Wholesale Motor Fuel Distribution

General

The following table highlights the aggregate volume of motor fuel distributed by the wholesale distribution operations to each of the principal customer groups by gallons sold for the periods (in thousands):

	Lehigh Gas Group (a)				Lehigh Gas Partners LP	Combined	Lehigh Gas Partners LP
	Year Ended December 31,			Period from January 1 to October 30, 2012	Period from October 31 to December 31, 2012	Year Ended December 31, 2012	Year Ended December 31, 2013
	2009	2010	2011
Gallons of motor fuel distributed to:
Lessee dealers	150.0	154.0	124.0	91.6	18.0	109.6	126.5
Independent dealers	123.2	156.1	167.6	139.9	26.9	166.8	189.3
LGO and affiliates	144.2	285.5	269.5	201.1	44.7	245.8	253.5
Commission agents	—	—	—	—	—	—	20.3
Sub-wholesalers (b)	64.1	67.6	74.8	70.1	14.0	84.1	48.2

Total	481.5	663.2	635.9	502.7	103.6	606.3	637.8

(a)	The Lehigh Gas Group consists of the combined businesses of our Predecessor and LGO.
(b)	Includes motor fuel distributed to customers of the Lehigh Gas Group.

We purchase branded and unbranded motor fuel from major integrated oil companies, refiners and unbranded fuel suppliers. We distribute motor fuel to lessee dealers, independent dealers, LGO and sub-wholesalers. We are a distributor of various brands of motor fuel as well as unbranded motor fuel. We are one of the top ten largest independent distributors by volume of ExxonMobil, BP and Shell-branded motor fuel in the United States, and we also distribute Chevron, Sunoco, Valero, Gulf and Citgo-branded motor fuels. We receive a fixed mark-up per gallon on approximately 39% of our gallons sold (based on fourth quarter volumes), which reduces the overall variability of our financial results. We receive a variable rate mark-up per gallon on the remaining gallons sold.

Arrangements with Lessee Dealers and Independent Dealers

We distribute motor fuel to lessee dealers and independent dealers under supply agreements. Under our supply agreements, we agree to supply a particular branded motor fuel or unbranded motor fuel to a site or group of sites and arrange for all transportation. We receive a per gallon margin that is either a fixed mark-up per gallon or a variable rate mark-up per gallon. The initial term of most independent dealer supply agreements is ten years. After a trial period, the initial term of most lessee dealer supply agreements is three years. These supply agreements require, among other things, dealers to maintain standards established by the applicable brand. We may provide credit terms to our lessee dealers and independent dealers, which are generally one to three days. As of December 31, 2013, the average remaining contract term for our independent dealers and lessee dealers was 5.0 years and 2.6 years, respectively.

Arrangements with Sub-Wholesalers

We distribute motor fuel to sub-wholesalers under supply agreements. Under our supply agreements, we agree to supply a particular branded motor fuel or unbranded motor fuel to the sub-wholesaler. Motor fuels are sold to the sub-wholesalers at rack plus. The rack price is the price at which a wholesale distributor generally purchases motor fuel from an integrated oil company or refiner at the terminal. The sub-wholesaler is responsible for arranging and paying for all transportation, insurance and all other costs and services for the distribution of motor fuels. The initial term of most sub-wholesaler supply agreements is three to ten years. We may provide credit terms to our sub-wholesalers, which are generally one to three days. As of December 31, 2013, the average remaining contract term for our contracts with sub-wholesalers was 5.1 years.

Arrangement with LGO

Prior to the IPO, our Predecessor’s retail operations were transferred to LGO, a non-contributed entity managed by Joseph V. Topper, Jr. We entered into a 15-year wholesale supply agreement with LGO pursuant to which we distribute to LGO motor fuels at a variable rate mark-up per gallon consistent with market mark-ups. LGO retains the retail income it earns from the sites and is responsible for operating the sites and for paying expenses incurred in connection with the operation of the sites including, but not limited to, utilities, insurance, licenses and employee costs. We enter into 15-year lease agreements with LGO pursuant to which LGO leases sites from us. As of December 31, 2013, the remaining term on our wholesale supply agreement with LGO was 13.8 years.

Supplier Arrangements

We distribute branded motor fuel under the ExxonMobil, BP, Shell, Chevron, Sunoco, Valero, Gulf and Citgo brands to our customers. Branded motor fuels are purchased from major integrated oil companies and refiners under supply agreements. For the year ended December 31, 2013, our wholesale business purchased approximately 43%, 25%, 15%, 5% and 4% of its motor fuel from ExxonMobil (a supplier of ours since 2002), BP (a supplier of ours since 2009), Motiva (a supplier of ours since 2004), Chevron (a supplier of ours since 2012), and Valero (a supplier of ours since 2003), respectively. We purchase the motor fuel at the supplier’s applicable terminal rack price, which typically changes daily. In addition, each supply agreement typically contains provisions relating to, among other things, payment terms, use of the supplier’s brand names, provisions relating to credit card processing, insurance coverage and compliance with legal and environmental requirements. As is typical in the industry, a supplier generally can terminate the supply contract if we do not comply with any material condition of the contract, including if we were to fail to make payments when due, or if we are involved in fraud, criminal misconduct, bankruptcy or insolvency. Each supply agreement has provisions that obligates the supplier, subject to certain limitations, to sell up to an agreed upon number of gallons. Any amount in excess is subject to availability. Certain suppliers offer volume rebates or incentive payments to drive volumes and provide an incentive for branding new locations. Certain suppliers require that all or a portion of any such incentive payments be repaid to the supplier in the event that the sites are rebranded within a stated number of years. We also purchase unbranded motor fuel for distribution at the rack price. As of December 31, 2013, our supply agreements had a weighted-average remaining term of approximately 11.5 years.

Selection and Recruitment of Site Operators

We constantly evaluate existing and potential site operators based on their creditworthiness and the quality of their site and operation as determined by size and location of the site, monthly volumes of motor fuel sold, overall financial performance and previous operating experience. We routinely convert our sites operated by LGO to lessee dealer or commission agent operated sites. In addition, we occasionally convert sites from being operated by lessee dealers or commission agents to LGO.

Retail Motor Fuel Distribution

Prior to September 1, 2013, we leased certain sites to LGO, which, in turn, subleased certain of these sites (the “Subleases”) to third party commission agents and entered into commission agreements with the agents to sell motor fuel on behalf of LGO to retail customers (the “Commission Agreements”). In connection with the Commission Agreements, LGO also purchased motor fuel from a subsidiary of the Partnership at wholesale prices. Effective September 1, 2013, we assumed the Commission Agreements and Subleases from LGO and terminated our leases with LGO for the Commission Sites. As a result, we now record the retail sale of motor fuels to the end customer and accrue a commission payable to the commission agent at the Commission Sites. We paid LGO $3.5 million (the “Purchase Price”) for the Subleases and Commission Agreements and $2.1 million for the motor fuel inventory. Because the transaction was between entities under common control, the assets and liabilities assumed were recorded at LGO’s book value. The Purchase Price is presented as a distribution from partners’ capital.

The commission agent at each site operates all the non-fuel operations at the site for its own account, pays rent to us for the use of the site and receives a commission for each gallon of motor fuel sold at the site. At the Commission Sites, we own the motor fuel inventory, determine the retail pricing of motor fuel and generate revenue from the sale of motor fuel to the retail consumer. We maintain inventory from the time of the purchase of motor fuels from third party suppliers until the retail sale to the end customer at these sites. The retail fuel margin at the Commission Sites is non-qualifying income for federal income tax purposes and is recorded in LGWS, our taxable C-Corp subsidiary. LGW sells fuel on a wholesale basis to LGWS for the Commission Sites and this income is qualifying income for federal income tax purposes and included in the results of the Wholesale segment in our consolidated financial statements.

Real Estate

Site Locations

As of December 31, 2013, we owned or leased 556 sites located in Pennsylvania, New Jersey, Massachusetts, Ohio, Tennessee, Florida, New Hampshire, New York, Maine, Kentucky, Virginia, Maryland and Delaware. Of those, 254 are owned fee simple and 302 sites we leased from third-party landlords. Over 85% of our sites are located in high-traffic metropolitan and urban areas. Our emphasis on acquiring, by purchase or lease, sites primarily in prime locations with strong motor fuel demand allows us to benefit from high traffic counts and customers seeking convenient fueling locations. We believe that sites in high traffic areas are highly desirable to other gas station operators as well as attractive locations for other entities that may use the land for alternative purposes. As a result of the limited availability of undeveloped real estate in these areas, particularly in the northeastern U.S., we believe the locations of our sites present high barriers of entry for new retail gas station operators to compete with the operators of our sites.

The following table shows the geographic distribution by state of the aggregate number of sites we owned or lease at December 31, 2013:

	Number of Owned Sites As of December 31, 2013	Number of Leased Sites As of December 31, 2013	Number of Total Sites As of December 31, 2013	Percentage of Total Sites as of December 31, 2013
Pennsylvania	73	71	144	26%
New Jersey	61	51	112	20%
Massachusetts	3	74	77	14%
Ohio	57	19	76	14%
Tennessee	43	6	49	9%
Florida	9	38	47	8%
New Hampshire	—	21	21	4%
New York	4	5	9	2%
Maine	—	9	9	2%
Kentucky	3	4	7	1%
Virginia	1	2	3	*
Maryland	—	1	1	*
Delaware	—	1	1	*

Total	254	302	556	100%

•	Less than 1%

In aggregate for fee and lease sites, the average remaining term as of December 31, 2013 for our leases with lessee dealers, commission agents and LGO was 2.6 years, 5.3 years and 14.1 years, respectively.

Sites Owned

We owned 254 sites as of December 31, 2013. We generally have focused on selectively acquiring sites within or contiguous to our existing market areas. In evaluating potential acquisition candidates, we consider a number of factors, including strategic fit, desirability of location, cost efficiency of serving the site with our wholesale business, price and our ability to improve the productivity and cash flow potential of a site. We consider acquiring ownership of sites that are not within or contiguous to our current markets if the opportunity meets certain criteria including, among others, the availability of other sites in the area, motor traffic, potential sales volumes and cash flow potential.

We derive our rent income from sites we own that provide convenient fueling locations primarily in areas that are densely populated. We collect rent from the lessee dealers and LGO pursuant to lease agreements we have with the lessee dealers and LGO. Substantially all of our owned sites are leased to lessee dealers or LGO. The average remaining lease term for our lessee dealers, commission agents and LGO at our owned sites as of December 31, 2013 was 2.2 years, 4.8 years and 14.2 years, respectively.

Sites Leased

As of December 31, 2013, we also leased 302 sites from third parties and then sub-leased these sites to lessee dealers, commission agents and LGO. The average remaining lease term for sites we lease from third parties, excluding the sale-leasebacks further discussed below, is 9.3 years as of December 31, 2013. Our sub-leases with the lessee dealers typically have three-year terms. The average remaining sub-lease term for sites we sub-lease to lessee dealers, commission agents and LGO was 2.8 years, 6.8 years and 13.9 years as of December 31, 2013, respectively.

Personal Property Rent Income

The rent income we earn from sites we own or lease includes rent income associated with the personal property located on these sites, such as underground storage tanks and motor fuel pumps. The rent income we earn from leasing the personal property we own or lease may not be a qualified source of income. As a result, our wholly-owned subsidiary, Lehigh Gas Wholesale Services, Inc., a taxable C corporation, owns and leases (or leases and then sub-leases) certain of our personal property. Accordingly, rent income earned by Lehigh Gas Wholesale Services, Inc. on the personal property is taxed at the applicable corporate income tax rate.

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

Seasonality

Due to the nature of our business and our customer’s reliance, in part, on consumer travel and spending patterns, we experience more demand for motor fuel during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for motor fuel that we distribute. Therefore, our distribution volumes are typically higher in the second and third quarters of the year and our results from operations may vary from quarter to quarter. However, the impact of seasonality has lessened with the recent acquisitions in new markets.

Competition

Our wholesale distribution operation primarily competes with other motor fuel distributors. We do not compete with major integrated oil companies as they have exited the wholesale distribution business in the markets in which we operate. We may encounter more significant competition if major integrated oil companies alter their current business strategy and decide to re-enter the wholesale distribution business, thereby reducing and/or eliminating their need to rely on wholesale distributors. In addition, independent dealers or sub-wholesalers may choose to purchase their motor fuel supplies directly from the major integrated oil companies. Major competitive factors for our wholesale operations include, among others, customer service, price and quality of service.

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

Hazardous Substances and Releases

In most instances, the environmental laws and regulations affecting our business relate to the release of hazardous wastes into the water or soils, and include measures to control pollution of the environment. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, also known as CERCLA or the Superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under the Superfund law, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. The Superfund law also authorizes the EPA, and in some instances third parties, to act in response to threats to the public health or the environment and to seek to recover from the responsible persons the costs they incur. It is possible for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we may generate waste that falls within the Superfund law’s definition of a hazardous substance, and as a result, we may be jointly and severally liable under the Superfund law for all or part of the costs required to clean up sites at which those hazardous substances have been released into the environment.

We currently own or lease sites where motor fuels are or have been handled for many years. Although we and our consultants have utilized operating and disposal practices in accordance with industry standards, wastes produced from remediation efforts require disposal at sites owned/operated by third parties whose treatment and disposal practices are not under our control. These sites and wastes disposed thereon may be subject to the Superfund law or other federal and state laws. Under these laws, we could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators, to clean up contaminated property.

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

Efforts at the federal and state level are currently underway to reduce the levels of greenhouse gas (“GHG”) emissions from various sources in the United States. Even in the absence of new federal legislation, GHG emissions have begun to be regulated by the EPA pursuant to the Clean Air Act. For example, in April 2010, the EPA set a new emissions standard for motor vehicles to reduce GHG emissions. New federal or state restrictions on emissions of GHGs that may be imposed in areas of the United States in which we conduct business and that apply to our operations could adversely affect the demand for our products.

Environmental Insurance and Escrow Accounts

We are protected as an additional named insured by insurance which may cover in whole or in part certain expenditures to investigate, monitor and otherwise respond to releases of hazardous materials including petroleum products. We maintain insurance policies with insurers in amounts and with coverage and deductibles as our General Partner believes are reasonable and prudent. Before acquiring the property underlying a site, we use an environmental consultant to perform due diligence regarding the site to assess the exposure to risk of contamination, if any, at each site. Generally, when acquired sites require remediation, either the seller funds an escrow account for the cost to remediate the property, or the seller retains the obligation to remediate the property. In the circumstances where monies are placed in escrow to cover the estimated cost of remediation for known contamination, the accounts are used to pay for the appropriate remediation tasks, which are contracted out to remediation firms. In certain circumstances, insurance policies have also been procured to protect against remediation cost overruns.

With each acquisition, pollution insurance was procured to cover risks associated with unknown historic contamination that might not be identified during due diligence. In addition, we also participate in state insurance programs or obtain insurance policies in states that do not have programs to cover new contamination that arises post-acquisition. As of December 31, 2013, LGC had an aggregate of $6.7 million in escrow funds available to cover known contaminations at our existing sites. In addition to the escrow accounts, LGC maintains pollution insurance policies with total aggregate limits in excess of $100 million.

In addition to the foregoing, on October 29, 2012, a “master” pollution policy was procured covering new conditions at all properties, including remediation and third-party liabilities. This policy treats any pollution condition that arose subsequent to the acquisition of the property by the predecessor entities as “new.” This policy also affords excess coverage to our underground storage tank policies and state programs and was written on a 5-year term with $10.0 million in aggregate limits. Furthermore, in keeping with our practice of maintaining insurance for all of our acquisitions, upon completion of each acquisition, new “transactional” pollution policies are procured with limits of at least $5.0 million (for significant acquisitions). These policies typically are written as “retroactive” coverage, meaning they provide coverage (for remediation costs and third party claims) arising from unknown, historic pollution conditions. For any smaller or single-site acquisitions, coverage for such sites is typically endorsed on the “master” policy identified above. Thus, in addition to the insurance protection afforded under the LGC pollution policies identified above, as of December 31, 2013, the Partnership maintains pollution insurance policies with total aggregate limits in excess of $25 million and continues to grow its pollution insurance portfolio with each acquisition.

It should be noted that while the Partnership generally views its pollution insurance portfolio as an excellent balance against the inherent risk associated with acquiring and maintaining a portfolio of gas stations, these policies and escrow amounts may not cover all environmental risks and costs, and may not provide sufficient coverage in the event an environmental claim is made against us.

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

Insurance carriers are currently required to offer coverage for terrorist activities as a result of the Terrorism Risk Insurance Act (TRIA). We purchased this coverage under our property and casualty insurance programs, which resulted in additional insurance premiums. Pursuant to the Terrorism Risk Insurance Program Reauthorization Act of 2007, TRIA has been extended through December 31, 2014. Although we cannot determine the future availability and cost of insurance coverage for terrorist acts, we do not expect the availability and cost of such insurance to have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders.

Employee Safety

Neither we, our subsidiaries, nor our General Partner have any employees. All of our executive management personnel are employees of LGC. LGC will provide us with the management and labor sufficient to carry on our business. LGC is subject to the requirements of the Occupational Safety and Health Act, or “OSHA,” and comparable state statutes that regulate the protection of the health and safety of workers. In addition, OSHA’s hazard communication standards require that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that LGC is in substantial compliance with the applicable OSHA requirements.

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

Facilities

Our principal executive offices are in Allentown, Pennsylvania in an office space leased by LGC. The management fee charged by LGC to the Partnership incorporates a rental charge. The lease expires on June 30, 2029.

Employees

Our General Partner will manage our operations and activities on our behalf. However, neither we, nor our subsidiaries, nor our General Partner have employees. All of our executive management personnel are employees of LGC. We and our General Partner have entered into an omnibus agreement with LGC pursuant to which LGC provides to us and our General Partner management services and manages our business and affairs.

As of December 31, 2013, LGC had 155 employees, none of which are represented by a collective bargaining agreement.

ITEM 1A. RISK FACTORS

If any of the following risks were to occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, we might not be able to pay distributions on our common units, the trading price of our common units could decline and you could lose all or part of your investment. Also, please read “Cautionary Statement Regarding Forward-Looking Statements” in this prospectus supplement.

Limited partner interests are inherently different from the capital stock of a corporation although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business.

Risks Inherent in Our Business

We may not have sufficient cash from operations to enable us to pay the minimum quarterly distribution following establishment of cash reserves and payment of fees and expenses.

We may not have sufficient cash each quarter to pay the minimum quarterly distribution of at least $0.4375 per unit, or $1.75 per unit per year. The minimum quarterly distribution is an amount that must be paid to holders of our common units, including any arrearages, before any distributions may be made to holders of our subordinated units, to the extent that any distributions are made.

The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	demand for motor fuel products in the markets we serve and the margin per gallon we earn selling and distributing motor fuel;

•	the industries in which we operate are subject to seasonal trends, which may cause our operating costs to fluctuate, affecting our earnings;

•	severe storms could adversely affect our business by damaging our suppliers’ operations or lowering our sales volumes;

•	competition from other companies that sell motor fuel products in our targeted market areas;

•	the inability to identify and acquire suitable sites or to negotiate acceptable leases for such sites;

•	the potential inability to obtain adequate financing to fund our expansion;

•	the level of our operating costs, including payments to LGC; and

•	prevailing economic conditions.

In addition, the actual amount of cash we will have available for distribution will depend on other factors such as:

•	the level of capital expenditures we make;

•	the restrictions contained in our credit agreements;

•	our debt service requirements;

•	the cost of acquisitions;

•	fluctuations in our working capital needs;

•	our ability to borrow under our credit agreements to make distributions to our unitholders; and

•	the amount, if any, of cash reserves established by our General Partner in its discretion.

We do not have a legal obligation to pay quarterly distributions at our minimum quarterly distribution rate or at any other rate. There is no guarantee that we will distribute quarterly cash distributions to our unitholders in any quarter. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy.

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

The industries in which we operate are subject to seasonal trends, which may affect our earnings and ability to make distributions.

We experience more demand for motor fuel during the late spring and summer months than during the fall and winter. Travel, recreational activities and construction are typically higher in these months in certain of the geographic areas in which we operate, increasing the demand for motor fuel that we distribute. Therefore, our revenues are typically higher in the second and third quarters of our fiscal year. As a result, our results from operations may vary widely from period to period, affecting our earnings and ability to make cash distributions.

Decreases in consumer spending, travel and tourism in the areas we serve could adversely impact our wholesale distribution business.

In the retail motor fuel industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for automobile and commercial truck traffic and trends in travel, tourism and weather. Changes in economic conditions generally or in our targeted markets specifically could adversely impact consumer spending patterns and travel and tourism in our markets, which could have a material adverse effect on business, results of operations and our ability to make distributions.

Our business, financial condition, results of operations and ability to make quarterly distributions to our unitholders are influenced by changes in demand for, and changes in the prices of, motor fuels, which could adversely affect our margins and our customers’ financial condition, contract performance and trade credit.

Financial and operating results from our wholesale distribution and retail operations are influenced by price volatility and demand for motor fuels. When prices for motor fuels rise, some of our wholesale customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their retail customers or our retail customers, in turn, may reduce consumption, thereby reducing demand for product.

Furthermore, when prices are increasing, we may be unable to fully pass our additional costs to our wholesale or retail customers, resulting in lower margins for us which could adversely affect our results of operations.

Both the wholesale motor fuel distribution and the retail motor fuel industries are characterized by intense competition and fragmentation and our failure to effectively compete could have a material adverse effect on our business, results of operations and ability to make distributions.

The market for distribution of wholesale motor fuel and the sale of retail motor fuel are highly competitive and fragmented, which results in narrow margins. We have numerous competitors, some of which may have significantly greater resources and name recognition than we do. We rely on our ability to provide value added reliable services and to control our operating costs to maintain our margins and competitive position. If we were to fail to maintain the quality of our services, wholesale customers could choose alternative distribution sources and retail customers could purchase from other retailers, each decreasing our margins. Furthermore, there can be no assurance that major integrated oil companies will not decide to distribute their own products in direct competition with us or that large wholesale customers will not attempt to buy directly from the major integrated oil companies. The occurrence of any of these events could have a material adverse effect on our business, results of operations and our ability to make distributions.

We are exposed to risks of loss in the event of nonperformance by our customers and suppliers.

A tightening of credit in the financial markets or an increase in interest rates may make it more difficult for wholesale customers and suppliers to obtain financing and, depending on the degree to which it occurs, there may be a material increase in the nonpayment or other nonperformance by our customers and suppliers. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with these third parties. A material increase in the nonpayment or other nonperformance by our wholesale customers and/or suppliers could adversely affect our business, financial condition, results of operations and ability to make quarterly distributions to our unitholders.

Historical prices for motor fuel have been volatile and significant changes in such prices in the future may adversely affect our business, results of operations and ability to make distributions.

Crude oil and domestic wholesale motor fuel markets are volatile. General political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East, Russia, Africa and South America, could significantly impact crude oil supplies and wholesale motor fuel costs. Significant increases and volatility in wholesale motor fuel costs could result in significant increases in the retail price of motor fuel products and in lower margin per gallon. Increases in the retail price of motor fuel products could impact consumer demand for motor fuel. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. Dramatic increases in crude oil prices squeeze fuel margins because fuel costs typically increase faster than we are able to pass along the increases to customers. Higher fuel prices trigger higher credit card expenses, because credit card fees are calculated as a percentage of the transaction amount, not as a percentage of gallons sold. A significant change in any of these factors could materially impact our customer’s motor fuel gallon volumes, gross profit and overall customer traffic, which in turn could have a material adverse effect on our business, results of operations and ability to make distributions.

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

We depend on five principal suppliers for the majority of our motor fuel. A disruption in supply or a change in our relationship with any one of them could have a material adverse effect on our business, results of operations and cash available for distribution.

ExxonMobil, BP, Motiva, Chevron and Valero collectively supplied over 90% of our motor fuel purchases in 2013. Our wholesale business purchased approximately 43%, 25%, 15%, 5% and 4% of its respective motor fuel from ExxonMobil (a supplier of ours since 2002), BP (a supplier of ours since 2009), Motiva (a supplier of ours since 2004), Chevron (a supplier of ours since 2012) and Valero (a supplier of ours since 2003), respectively. A change of motor fuel suppliers, a disruption in supply or a significant change in our pricing with any of these suppliers could have a material adverse effect on our business, results of operations and cash available for distribution.

We rely on our suppliers to provide trade credit terms to adequately fund our on-going operations.

Our business is impacted by the availability of trade credit to fund motor fuel purchases. An actual or perceived downgrade in our liquidity or operations could cause our suppliers to seek credit support in the form of additional collateral, limit the extension of trade credit or otherwise materially modify their payment terms. Any material changes in the payments terms, including payment discounts, or availability of trade credit provided by our principal suppliers could impact our liquidity, results of operations and cash available for distribution to our unitholders.

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

Any acquisition involves potential risks, including:

•	the inability to identify and acquire suitable sites or to negotiate acceptable leases or subleases for such sites;

•	difficulties in adapting our distribution and other operational and management systems to an expanded network of sites;

•	performance from the acquired assets and businesses that is below the forecasts we used in evaluating the acquisition;

•	a significant increase in our indebtedness and working capital requirements;

•	the inability to timely and effectively integrate the operations of recently acquired businesses or assets, particularly those in new geographic areas or in new lines of business;

•	the incurrence of substantial unforeseen environmental and other liabilities arising out of the acquired businesses or assets, including liabilities arising from the operation of the acquired businesses or assets prior to our acquisition, for which we are not indemnified or for which the indemnity is inadequate;

•	competition in our targeted market areas;

•	customer or key employee loss from the acquired businesses; and

•	diversion of our management’s attention from other business concerns.

Any of these factors could adversely affect our ability to achieve anticipated levels of cash flows from our acquisitions and realize other anticipated benefits.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

We have a significant amount of debt. As of December 31, 2013, we had $146.3 million outstanding on our existing $324 million revolving credit facility, with the ability to increase our borrowing capacity by an additional $100 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity – Long-term Debt” for a discussion of our amended and restated credit facility entered into in March 2014. Our level of indebtedness could have important consequences to us, including the following:

•	our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•	covenants contained in our credit agreement will require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;

•	we will need a substantial portion of our cash flow to make interest payments on our indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities and distributions to unitholders;

•	our debt level will make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally; and

•	our debt level may limit our flexibility in responding to changing business and economic conditions.

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

Our new Credit Facility contains operating and financial restrictions that may limit our business and financing activities.

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

Our ability to comply with the covenants and restrictions contained in our credit agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our credit agreement, the debt issued under the credit agreement may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit agreement will be secured by substantially all of our assets, and if we are unable to repay our indebtedness under our credit agreement, the lenders could seek to foreclose on such assets.

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

We are relying on LGC to indemnify us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO at our predecessor’s sites. To the extent escrow accounts, insurance and/or payments from LGC are not sufficient to cover any such costs or expenses, our business, liquidity and results of operations could be adversely affected.

The omnibus agreement provides that LGC must indemnify us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO at our Predecessor Entity’s sites. LGC is the beneficiary of escrow accounts created to cover the cost to remediate certain environmental liabilities. In addition, LGC maintains insurance policies to cover environmental liabilities and/or, where available, participates in state programs that may also assist in funding the costs of environmental liabilities. There are certain sites that were acquired by us in the IPO with existing environmental liabilities that are not covered by escrow accounts, state funds or insurance policies. As of December 31, 2013, LGC had an aggregate of approximately $2.9 million of environmental liabilities on sites acquired by us that are not covered by escrow accounts, state funds or insurance policies. To the extent escrow accounts, insurance and/or payments from LGC are not sufficient to cover any such costs or expenses, our business, liquidity and results of operations could be adversely affected

Our wholesale motor fuel sales are generated under contracts that must be renegotiated or replaced periodically. If we are unable to successfully renegotiate or replace these contracts, then our results of operations and financial condition could be adversely affected.

Our wholesale motor fuel sales are generated under contracts that must be periodically renegotiated or replaced. As these contracts expire, they must be renegotiated or replaced. We may be unable to renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. Whether these contracts are successfully renegotiated or replaced is often times subject to factors beyond our control. Such factors include fluctuations in motor fuel prices, counterparty ability to pay for or accept the contracted volumes and a competitive marketplace for the services offered by us. If we cannot successfully renegotiate or replace our contracts or must renegotiate or replace them on less favorable terms, sales from these arrangements could decline and our ability to make distributions to our unitholders could be adversely affected.

We are subject to federal, state and local laws and regulations that govern the product quality specifications of the motor fuel that we distribute and sell.

Various federal, state and local agencies have the authority to prescribe specific product quality specifications to the sale of commodities. Our business includes such commodities. Changes in product quality specifications, such as reduced sulfur content in refined petroleum products, or other more stringent requirements for fuels, could reduce our ability to procure product and our sales volume, require us to incur additional handling costs, and/or require the expenditure of capital. If we are unable to procure product or to recover these costs through increased sales, our ability to meet our financial obligations could be adversely affected. Failure to comply with these regulations could result in substantial penalties.

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

Any terrorist attacks aimed at our facilities, and any global and domestic economic repercussions from terrorist activities and the government’s response could adversely affect our business.

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

Insurance carriers are currently required to offer coverage for terrorist activities as a result of the federal Terrorism Risk Insurance Act of 2002, which we refer to as “TRIA.” We purchased this coverage with respect to our property and casualty insurance programs, which resulted in additional insurance premiums. Pursuant to the Terrorism Risk Insurance Program Reauthorization Act of 2007, TRIA has been extended through December 31, 2014. Although we cannot determine the future availability and cost of insurance coverage for terrorist acts, we do not expect the availability and cost of such insurance to have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders.

Risks Inherent in an Investment in Us

Joseph V. Topper, Jr., controls our General Partner which has sole responsibility for conducting our business and managing our operations. Our General Partner and its affiliates, including the Topper Group, have conflicts of interest with us and limited fiduciary duties and they may favor their own interests to the detriment of us and our unitholders.

The Topper Group, including LGC, owns a significant limited partner interest in us and owns and controls our General Partner and has the ability to appoint all of the directors of our General Partner. Although our General Partner has a legal duty to manage in good faith, the executive officers and directors of our General Partner have a fiduciary duty to manage our General Partner in a manner beneficial to its owner, LGC, which is owned solely by Joseph V. Topper, Jr. Furthermore, certain officers of our General Partner are directors or officers of affiliates of our General Partner. Therefore, conflicts of interest may arise in the future between us and our unitholders, on the one hand, and our General Partner and its affiliates, including the Topper Group and LGC, on the other hand. In resolving these conflicts of interest, our General Partner may favor its own interests and the interests of its affiliates, including the Topper Group and LGC, over the interests of our common unitholders. These conflicts include the following situations, among others:

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

The board of directors of our General Partner has adopted a cash distribution policy pursuant to which we intend to distribute quarterly an amount at least equal to the minimum quarterly distribution of $0.4375 per unit on all of our units to the extent we have sufficient cash from our operations after the establishment of reserves and the payment of our expenses. However, the board may change such policy at any time at its discretion and could elect not to pay distributions for one or more quarters. In addition, our New Credit Facility includes certain restrictions on our ability to make distributions.

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

The omnibus agreement provides that we must indemnify LGC for any liabilities incurred by LGC attributable to the operating and administrative services provided to us under the agreement, other than liabilities resulting from LGC’s bad faith or willful misconduct.

Our General Partner intends to limit its liability regarding our obligations.

Our General Partner intends to limit its liability under contractual arrangements between us and third parties so that the counterparties to such arrangements have recourse only against our assets, and not against our General Partner or its assets. Our General Partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our General Partner. Our partnership agreement provides that any action taken by our General Partner to limit its liability is not a breach of our General Partner’s fiduciary duties, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our General Partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.

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

Our partnership agreement replaces our General Partner’s fiduciary duties to holders of our units.

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

Our General Partner’s affiliates may compete with us.

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

The Topper Group and LGO are subject to a right of first refusal provision in the omnibus agreement that prohibits them from acquiring any assets or any business having assets that are primarily involved in the wholesale motor fuel distribution or retail gas station operation businesses without first offering such acquisition opportunity to us. However, the omnibus agreement does not prohibit affiliates of our General Partner and LGO, including the Topper Group and LGC, from owning certain assets or engaging in certain businesses that compete directly or indirectly with us. Conflicts of interest may arise in the future between us and our unitholders, on the one hand, and the affiliates of our General Partner and LGO, including the Topper Group and LGC, on the other hand. In resolving these conflicts, the Topper Group and LGO may favor their own interests over the interests of our unitholders.

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect our General Partner or its board of directors. The board of directors of our General Partner, including the independent directors, is chosen entirely by Joseph V. Topper, Jr., as a result of his indirect ownership of our General Partner, and not by our unitholders. Unlike publicly traded corporations, we will not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if holders of our common units are dissatisfied, they may not be able to remove our General Partner without its consent.

If our unitholders are dissatisfied with the performance of our General Partner, they will have limited ability to remove our General Partner. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our General Partner. The Topper Group, including LGC, owns approximately 5.00% of our outstanding common units and 90.19% of our subordinated units Also, if our General Partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our General Partner liable for acting in bad faith, or in the case of a criminal matter, acting with knowledge that the conduct was criminal, in each case in its capacity as our General Partner. Cause does not include most cases of charges of poor management of the business.

Our General Partner interest or the control of our General Partner may be transferred to a third party without unitholder consent.

Our General Partner may transfer its General Partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of the members of our General Partner to transfer their respective membership interests in our General Partner to a third party. The new members of our General Partner would then be in a position to replace the board of directors and executive officers of our General Partner with their own designees and thereby exert significant control over the decisions taken by the board of directors and executive officers of our General Partner. This effectively permits a “change of control” without the vote or consent of the unitholders.

Our General Partner has a call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our General Partner and its affiliates own more than 80% of the common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our General Partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our partnership agreement that prevents our General Partner from issuing additional common units and exercising its call right. If our General Partner exercised its call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act. As of December 31, 2013, the Topper Group, including LGC, owns approximately 5.00% of our outstanding common units and 90.19% of our subordinated units. At the end of the subordination period, assuming no additional issuances of units (other than upon the conversion of the subordinated units), the Topper Group, including LGC, will own 39.15% of our common units.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by the Topper Group, LGC or other large holders.

As of March 3, 2014, we had 11,097,348 common units and 7,525,000 subordinated units outstanding. At the end of the subordination period, all of the subordinated units will convert into an equal number of common units. Sales by affiliates of our General Partner or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to the Topper Group including LGC. Under our partnership agreement and pursuant to a registration rights agreement that we have entered into, our General Partner and its affiliates have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

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

Our partnership agreement does not limit the number of additional limited partner interests, including limited partner interests that rank senior to the common units that we may issue at any time without the approval of our unitholders. The issuance of additional common units or other equity interests of equal or senior rank could have the following effects:

•	our existing unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished;

•	the claims of the common unitholders to our assets in the event of our liquidation may be subordinated; and

•	the market price of the common units may decline.

Our General Partner’s discretion in establishing cash reserves may reduce the amount of cash available for distribution to unitholders.

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

Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person or group that owns 20% or more of any class of units then outstanding, other than our General Partner and its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our General Partner, cannot vote on any matter.

Restrictions in our credit agreement could limit our ability to pay distributions upon the occurrence of certain events.

Our payment of principal and interest on our debt will reduce cash available for distribution on our units. Our credit agreement will limit our ability to pay distributions upon the occurrence of the following events, among others:

•	failure to pay any principal when due or any interest, fees or other amounts when due;

•	failure of any representation or warranty to be true and correct in any material respect;

•	failure to perform or otherwise comply with the covenants in our credit agreement or in other loan documents beyond the applicable notice and grace period;

•	any default in the performance of any obligation or condition beyond the applicable grace period relating to any other indebtedness of more than $7.5 million;

•	failure of the lenders to have a perfected first priority security interest in the collateral pledged by any loan party;

•	the entry of a judgment in excess of $20.0 million, to the extent any payments pursuant to the judgment are not covered by insurance;

•	a change in management or ownership control;

•	a violation of the Employee Retirement Income Security Act of 1974, or “ERISA”; and

•	a bankruptcy or insolvency event involving us or any of our subsidiaries.

Any subsequent refinancing of our debt or any new debt could have similar restrictions.

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

It may be determined that the right, or the exercise of the right by the limited partners as a group, to (i) remove or replace our General Partner, (ii) approve some amendments to our partnership agreement or (iii) take other action under our partnership agreement constitutes “participation in the control” of our business. A limited partner that participates in the control of our business within the meaning of the Delaware Act may be held personally liable for our obligations under the laws of Delaware, to the same extent as our General Partner. This liability would extend to persons who transact business with us under the reasonable belief that the limited partner is a General Partner. Neither our partnership agreement nor the Delaware Act specifically provides for legal recourse against our General Partner if a limited partner were to lose limited liability through any fault of our General Partner.

The New York Stock Exchange, or “NYSE,” does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements.

Our common units are listed on the NYSE. Because we are a publicly traded partnership, the NYSE does not require us to have a majority of independent directors on our General Partner’s board of directors. Additionally, while we have established a compensation committee and a nominating and corporate governance committee, the NYSE does not require us as a publicly traded partnership to maintain a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders will not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements. Please read “Management—Management of Lehigh Gas Partners LP.”

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

A significant amount of our income is attributable to our leasing of real property to LGO. If Lehigh Gas-Ohio Holdings LLC, or “LGO Holdings,” a Delaware limited liability company and the sole member of LGO, were to become related to us for U.S. federal income tax purposes, the real property rents that we receive from LGO would no longer constitute qualifying income and we would likely be treated as a corporation for U.S. federal income tax purposes.

A significant amount of our qualifying income is comprised of real property rents from LGO attributable to the 270 sites that LGO leases from us. In general, any real property rents that we receive from a tenant or sub-tenant of ours in which we, directly or indirectly, own or are treated as owning by reason of the application of certain constructive ownership rules: (a) at least 10% of such tenant’s or sub-tenant’s stock (voting power or value) in the case where such tenant or sub-tenant is a corporation for U.S. federal income tax purposes, or (b) an interest of at least 10% of such tenant’s or sub-tenant’s assets or net profits in the case where such tenant or sub-tenant is not a corporation for U.S. federal income tax purposes (as would be the case with respect to LGO), would not constitute qualifying income. After applying certain constructive ownership rules, we will be treated as owning the 5% interest in the assets and net profits of LGO Holdings that Joseph V. Topper, Jr. actually and constructively own. If we were considered to directly or indirectly own an interest of 10% or more of the assets or net profits of LGO Holdings, then the real property rents that we receive from LGO would no longer constitute qualifying income in which case, based on our current operations, we would likely no longer qualify to be treated as a “partnership” (and instead would be treated as a corporation) for U.S. federal income tax purposes.

Our and LGO Holdings’ governing documents contain transfer restrictions designed to prevent us from being treated as directly or indirectly owning by reason of the application of the constructive ownership rules an interest of 10% or more of LGO Holdings’ assets or net profits. We received an opinion of counsel at, and dated as of, the closing of the IPO that, subject to certain customary exceptions, such transfer restrictions are enforceable under Delaware law, but a court could determine that these restrictions are inapplicable or unenforceable.

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

If the IRS contests the U.S. federal income tax positions we take, the market for our common units may be adversely impacted and the costs of any contest will reduce our cash available for distribution to you.

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

If you sell (or otherwise dispose in a taxable disposition) one or more, or all, of your common units, you will recognize a gain or loss for U.S. federal income tax purposes equal to the difference between your amount realized in such sale or other taxable disposition and your U.S. federal income tax basis in those common units. Because distributions that you receive and the aggregate of our losses and deductions that are allocated to you in excess of your allocable share of the aggregate of our income and gain result in a net reduction in your U.S. federal income tax basis in your common units, the amount, if any, of such prior excess distributions and loss and deduction allocations with respect to the common units sold (or otherwise disposed of in a taxable disposition) will, in effect, become taxable income and/or gain to you if you sell (or otherwise dispose in a taxable disposition) your common units at a price greater than your U.S. federal income tax basis in those common units, even if the price you receive is less than or equal to their original cost. Furthermore, for U.S. federal income tax purposes a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation deductions and other recapture items. In addition, because a unitholder’s amount realized would include his, her or its share of our nonrecourse liabilities, if you were to sell your units (or otherwise dispose of your units in a taxable disposition), you may incur a tax liability in excess of the amount of cash you receive from the sale or other taxable disposition.

Tax-exempt organizations and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in our common units by an organization that is exempt from U.S. federal income tax, or a tax-exempt organization, such as employee benefit plans, individual retirement accounts, which we refer to as “IRAs,” and non-U.S. persons raises issues unique to them. For example, a substantial amount (if not most) of our U.S. federal taxable income and gain would constitute gross income from an unrelated trade or business and the amount thereof allocable to a tax-exempt organization would be taxable to such organization as unrelated business taxable income. Distributions to a non-U.S. person that holds our common units will be reduced by U.S. federal withholding taxes imposed at the highest applicable U.S. federal income tax rate and such non-U.S. person will be required to file U.S. federal income tax returns and pay U.S. federal income tax, to the extent not previously withheld, on his, her or its allocable share of our taxable income and gain. If you are a tax-exempt organization or a non-U.S. person, you should consult your tax advisor before investing in our common units.

You will likely be subject to state and local income taxes and return filing requirements in states and localities where you do not live as a result of investing in our common units

In addition to U.S. federal income taxes, you will likely be subject to other taxes, such as foreign, state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if you do not live in any of those jurisdictions. You will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We currently conduct business in Pennsylvania, New Jersey, Tennessee, Georgia, Ohio, New York, Massachusetts, Kentucky, New Hampshire, Maine, Florida, Maryland, Delaware and Virginia. Each of these states (other than Florida) currently imposes a personal income tax on individuals (except that Tennessee only imposes a personal income tax on interest and dividends and New Hampshire only imposes a personal income tax on interest, dividends and gambling winnings) as well as an income, business profits and/or a franchise tax on corporations and other entities. We may own property or conduct business in other states, localities or foreign countries in the future. It is your responsibility to file all U.S. federal, state, local and foreign tax returns. Our counsel has not rendered an opinion on the state, local or non U.S. tax consequences of an investment in our common units.

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

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income, gain or loss being allocated to our unitholders for U.S. federal income tax purposes. It also could affect the amount of taxable gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ U.S. federal income tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of the total interest in our capital and profits within a twelve-month period will result in the termination of our partnership for U.S. federal income tax purposes.

We will be considered to have technically terminated as a partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interest in our capital and profits within a twelve-month period. For purposes of determining whether a technical tax termination has occurred, a sale or exchange of 50% or more of the total interests in our capital and profits could occur if, for example, the Topper Group, which will own collectively 50% or more of the total interest in our capital and profits at the time of the IPO, were to sell or exchange their collective interest in us within a period of twelve months. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which could result in us filing two U.S. federal income tax returns (and unitholders receiving two Schedule K-1s) for one calendar year. However, pursuant to an IRS relief procedure the IRS may allow, among other things, a constructively terminated partnership to provide a single Schedule K-1 for the calendar year in which a termination occurs. Our technical termination could also result in the re-starting of the recovery period for our assets (and, thus, result in a significant deferral of depreciation and amortization deductions allowable in computing our U.S. federal taxable income). In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our technical termination, however, would not affect our classification as a partnership for U.S. federal income tax purposes but instead we would be treated as a new partnership for U.S. federal income tax purposes. If we were treated as a new partnership for U.S. federal income tax purposes, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a technical termination occurred.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

A description of our properties is included in “Item 1. Business.” Our principal executive offices are in Allentown, Pennsylvania in an office space leased by LGC. The management fee charged by LGC to the Partnership incorporates a rental charge. The lease expires on June 30, 2029.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to the conduct of our business. We do not expect that any of this litigation, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flow. We do not believe any legal proceeding involving our Predecessor will have a material adverse impact on our financial condition, results of operations or cash flows.

Additional information regarding legal proceedings is included in Note 14 of the notes to the financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

None

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 3, 2014, we had 11,097,348 common units, held by approximately four holders of record outstanding. Our common units are listed and trade on the NYSE under the symbol “LGP.”

The following table sets forth the range of the daily high and low sales prices for our common units, as reported on the NYSE, and cash distributions paid per common unit, beginning on October 25, 2012, the date our units began trading, for the periods indicated. The last reported sales price of our common units on the NYSE on March 3, 2014 was $26.61 per common unit.

	Price Ranges		Cash Distributions per unit (a)
	High	Low
Year ended December 31, 2013
Fourth Quarter	$29.07	$26.16	$0.5125
Third Quarter	29.18	24.61	0.5025
Second Quarter	26.25	21.25	0.4775
First Quarter	23.88	18.74	0.4525
Year ended December 31, 2012
Fourth Quarter (from October 25, 2012)	$21.65	$16.66	$0.2948	(b)

(a)	Represents cash distributions attributable to the quarter. Cash distributions declared in respect of a calendar quarter are paid in the following calendar quarter.
(b)	The distribution of $0.2948 per common unit corresponds to the minimum quarterly distribution of $0.4375 per unit prorated for the portion of the quarter after October 30, 2012, the closing date of our IPO.

As of March 3, 2014, we had 7,525,000 subordinated units outstanding. These subordinated units are owned, directly or indirectly, by Joseph V. Topper, Jr. and John B. Reilly, III, and are not listed or traded on a public exchange. See “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”

Cash Distribution Policy

General

The board of directors of our General Partner has adopted a policy that requires us to make cash distributions each quarter, in an amount determined by the board of directors of our General Partner following the end of such quarter. In general, we expect that cash distributed for each quarter will equal cash generated from operations less cash needed for maintenance capital expenditures, accrued but unpaid expenses, including the management fee to LGC, reimbursement of expenses incurred by our General Partner, debt service and other contractual obligations and reserves for future operating and capital needs or for future distributions to our partners. We expect that the board of directors of our General Partner will reserve excess cash, from time to time, in an effort to sustain or permit gradual or consistent increases in quarterly distributions. Restrictions in our credit agreement could limit our ability to pay distributions upon the occurrence of certain events. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.” The board of directors of our General Partner may also determine to borrow to fund distributions in quarters when we generate less cash available for distribution than necessary to sustain or grow our cash distributions per unit. The factors that we believe will be the primary drivers of our cash generated from operations are changes in demand for motor fuels, the number of sites to which we distribute motor fuels, the margin per gallon we are able to generate at such sites and the profitability of sites we own and lease.

Our cash distribution policy, established by our General Partner, is to distribute each quarter an amount at least equal to the minimum quarterly distribution of $0.4375 per unit on all units ($1.75 per unit on an annualized basis). We increased our distribution to $0.4525 per unit (or $1.81 per unit on an annualized basis) effective with the June 2013 distribution, $0.4775 per unit (or $1.91 per unit on an annualized basis) effective with the September distribution, and $0.5025 per unit (or $2.01 per unit on an annualized basis) effective with the December distribution. In March 2014, we increased our distribution to $0.5125 per unit (or $2.05 per unit on an annualized basis) effective with the March 2014 distribution. Our General Partner may determine at any time that it is in the best interest of our Partnership to modify or revoke our cash distribution policy. Modification of our cash distribution policy may result in distributions of amounts less than, or greater than, our minimum quarterly distribution, and revocation of our cash distribution policy could result in no distributions at all. In addition, our New Credit Facility includes certain restrictions on our ability to make cash distributions.

General Partner Interest

Our General Partner owns a non-economic General Partner interest in us and thus will not be entitled to distributions that we make prior to our liquidation in respect of such interest.

Incentive Distribution Rights

Incentive distribution rights represent the right to receive an increasing percentage (15.0%, 25.0% and 50.0%) of our quarterly distributions from operating surplus after the minimum quarterly distribution and the target distribution levels (as described below) have been achieved. A trust, the trustee of which is Joseph V. Topper, Jr., holds 85% of our incentive distribution rights and a trust, the trustee of which is John B. Reilly, III, holds the remaining 15%. The holders of our incentive distribution rights may transfer these rights at any time. The distribution declared in March 2014 exceeded the threshold and IDRs will participate in this distribution.

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

Subordination Period

Except as described below, the subordination period will expire on the first business day after the distribution to unitholders in respect of any quarter, beginning with the quarter ending December 31, 2015, if each of the following has occurred:

•	distributions of cash from operating surplus on each of the outstanding common and subordinated units equaled or exceeded the minimum quarterly distribution of $0.4375 per unit for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•	the “adjusted operating surplus” (as defined in our partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distribution on all of the outstanding common and subordinated units during those periods on a fully diluted weighted average basis; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our common units during the quarter ended December 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our summary historical financial and operating data for the periods and as of the dates indicated, which has been derived from our or our predecessor’s consolidated and combined financial statements. On October 30, 2012, we completed our IPO. At the closing of our IPO, a portion of the business of our predecessor and its subsidiaries and affiliates was contributed to Lehigh Gas Partners LP. As such, the results of our predecessor are not comparable to our results as certain assets were not contributed to us as they did not meet our strategic and geographic plans.

Please read the following data in connection with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data, included in this Annual Report. Our historical results are not necessarily indicative of results to be expected in future periods.

The following table presents the non-GAAP financial measures EBITDA, Adjusted EBITDA and Distributable Cash Flow, which we use in our business as they are important supplemental measures of our performance and liquidity. We explain these measures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” and reconcile them to their most directly comparable financial measures calculated and presented in accordance with GAAP.

Consolidated Lehigh Gas Partners LP For the Year Ended December 31, 2013	Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2011	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2010	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2009
Income Statement Data:
Revenues:
Revenues from fuel sales	$980,177	$161,319	$935,241	$1,236,644	$841,204	$490,261
Revenues from fuel sales to affiliates	912,629	145,168	621,139	365,106	329,974	310,794
Rent income	16,240	1,950	10,336	12,633	11,792	10,508
Rent income from affiliates	25,337	3,228	5,708	7,792	7,169	10,324
Revenues from retail merchandise and other	—	—	14	1,389	1,939	59

Total revenues	1,934,383	311,665	1,572,438	1,623,564	1,192,078	821,946
Costs and Expenses:
Cost of revenues from fuel sales	960,518	156,815	914,221	1,204,440	815,221	472,359
Cost of revenues from fuel sales to affiliates	887,804	139,736	609,371	359,005	324,963	305,335
Cost of revenues from retail merchandise and other	—	—	—	1,066	1,774	7
Rent expense	15,509	2,045	9,563	9,402	6,422	4,494
Operating expenses	4,577	541	4,734	6,608	4,173	4,407
Depreciation and amortization	20,963	2,551	13,773	11,996	11,998	8,172
Selling, general and administrative expense (a)	16,558	9,676	9,811	12,709	13,099	13,389
(Gain) loss on sales of assets, net	(47)	(471)	(3,119)	(3,188)	272	(752)

Total costs and operating expenses	1,905,882	310,893	1,558,354	1,602,038	1,177,922	807,411

Operating income	28,501	772	14,084	21,526	14,156	14,535
Interest expense, net	(14,182)	(1,926)	(11,369)	(12,082)	(15,691)	(10,453)
Gain (loss) on extinguishment of debt	—	—	(571)	—	1,200	—
Other income, net	2,035	140	661	1,245	1,904	1,685

Income (loss) from continuing operations before income taxes	16,354	(1,014)	2,805	10,689	1,569	5,767
Income tax expense (benefit) from continuing operations	(1,716)	342	—	—	—	—

Income (loss) from continuing operations after income taxes	18,070	(1,356)	2,805	10,689	1,569	5,767
Income (loss) from discontinued operations	—	—	309	(779)	(6,599)	311

Net income (loss) and comprehensive income (loss)	$18,070	$(1,356)	$3,114	$9,910	$(5,030)	$6,078

Limited partners’ interest in net income (loss) from continuing operations after income taxes	$18,070	$(1,356)	n/a	n/a	n/a	n/a
Net income (loss) per common and subordinated unit-basic	$1.18	$(0.09)
Net income (loss) per common and subordinated unit-diluted	$1.18	$(0.09)
Weighted average limited partners’ units outstanding
Common units-basic	7,731,471	7,525,000
Common units-diluted	7,780,357	7,525,000
Subordinated units-basic and diluted	7,525,000	7,525,000
Operating Data:
Sites owned and leased	556	511	477	368	332	320
Fuel margin	44,484	9,936	32,788	38,305	30,994	23,361
Gallons of motor fuel distributed (in millions) (b)	637.8	103.6	501.6	530.5	516.3	437.7
Selling price per gallon	$2.968	$2.959	$3.103	$3.019	$2.269	$1.830
Fuel margin per gallon (c)	$0.070	$0.096	$0.065	$0.072	$0.060	$0.053
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$29,622	$3,249	$4,158	$11,560	$30,892	$23,673
Investing activities	(47,019)	(72,069)	2,473	(18,875)	14,518	(62,234)
Financing activities	16,744	73,588	(7,237)	6,409	(42,743)	36,161
Other Financial Data (unaudited)
EBITDA	51,499	3,463	28,352	34,420	26,909	27,850
Adjusted EBITDA	54,894	2,992	25,804	31,232	25,981	27,098
Distributable Cash Flow	39,437	999	(d	)	(d	)	(d	)	(d	)
Distributable Cash Flow per unit-diluted	2.58	0.07	(d	)	(d	)	(d	)	(d	)
Distribution	1.9450	0.2948	(d	)	(d	)	(d	)	(d	)
Distribution coverage-diluted	1.3	x	0.2	x	(d	)	(d	)	(d	)	(d	)

(a)	Selling, general and administrative expenses for the period October 31, 2012 through December 31, 2012 includes approximately $6.3 million in expenses related to our IPO and formation transactions.
(b)	Excludes gallons of motor fuel distributed to sites classified as discontinued operations with respect to the periods presented for our predecessor.
(c)	Fuel margin per gallon represents (1) total revenues from fuel sales, less total cost of revenues from fuel sales, divided by (2) total gallons of motor fuel distributed.
(d)	Results for these periods were not presented as these non-GAAP financial measurers were not used at that time.

	Consolidated Lehigh Gas Partners LP as of December 31, 2013	Consolidated Lehigh Gas Partners LP as of December 31, 2012	Combined Lehigh Gas Entities (Predecessor) as of December 31, 2011	Combined Lehigh Gas Entities (Predecessor) as of December 31, 2010	Combined Lehigh Gas Entities (Predecessor) as of December 31, 2009
Balance Sheet Data:
Cash and cash equivalents	$4,115	$4,768	$2,082	$2,988	$321
Total current assets	35,496	22,974	27,982	38,040	19,989
Total assets	391,621	317,851	271,136	257,415	293,641
Total current liabilities	38,857	32,153	44,515	56,267	22,212
Long-term debt, excluding current portion	173,509	183,751	177,529	156,940	208,859
Total liabilities	296,950	303,306	303,823	285,593	314,933
Partners’ capital / owners’ deficit	94,671	14,545	(32,687)	(28,178)	(21,292)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Explanatory Note

On October 30, 2012 (“Closing Date”), the Partnership completed its initial public offering of a total of 6,000,000 common units representing limited partner interests, and on November 9, 2012 issued an additional 900,000 common units pursuant to the full exercise by the underwriters (the “Underwriters”) of their over-allotment option, all at a price of $20.00 per unit (the “IPO”). The Partnership received aggregate proceeds of $125.7 million from the sale, net of underwriting discounts and structuring fees, and $2.6 million of IPO expenses. As previously disclosed, of this amount the net proceeds of approximately $16.7 million, pursuant to the over-allotment option, were distributed to Joseph V. Topper, Jr., the Chief Executive Officer of the Partnership, and to certain of Mr. Topper’s affiliates and family trusts, and John B. Reilly, III, a member of the board of directors of the General Partner of the Partnership.

References in this Annual Report to “our Predecessor”, or “Predecessor Entity”, refer to the portion of the business of Lehigh Gas Corporation, or “LGC,” and its subsidiaries and affiliates that were contributed to Lehigh Gas Partners LP in connection with the IPO. Unless the context requires otherwise, references in this Annual Report to “Lehigh Gas Partners LP,” “the Partnership,” “we,” “our,” “us,” or like terms, when used in the context of the periods following the completion of the IPO refer to Lehigh Gas Partners LP and its subsidiaries and, when used in the context of the periods prior to the completion of the IPO, refer to the portion of the business of our Predecessor, the wholesale distribution business of Lehigh Gas—Ohio, LLC and real property and leasehold interests contributed to us in connection with the IPO by Joseph V. Topper, Jr., the Chief Executive Officer and the Chairman of the board of directors of our General Partner and/or his affiliates.

References to “our General Partner” or “Lehigh Gas GP” refer to Lehigh Gas GP LLC, the General Partner of Lehigh Gas Partners LP and a wholly owned subsidiary of LGC. References to “LGO” refer to Lehigh Gas—Ohio, LLC, an entity managed by Joseph V. Topper, Jr., the Chief Executive Officer and the Chairman of the board of directors of our General Partner. All of LGO’s wholesale distribution business was contributed to us in connection with the IPO. References to the “Topper Group” refer to Joseph V. Topper, Jr., collectively with those of his affiliates and family trusts that have ownership interests in our Predecessor. A trust of which Joseph V. Topper, Jr. is a trustee owns all of the outstanding stock of LGC. The Topper Group, including LGC, will hold a significant portion of the limited partner interests in us. Through his control of LGC, Joseph V. Topper, Jr. controls our General Partner.

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

Overview

We are a Delaware limited partnership formed to engage in the distribution of motor fuels, consisting of gasoline and diesel fuel, and to own and lease real estate used in the retail distribution of motor fuels. Since our Predecessor was founded in 1992, we have generated revenues from the wholesale distribution of motor fuels to retail sites and from real estate leases. In the third quarter of 2013, we also began generating revenues, on a select basis, through the retail distribution of motor fuels at the Commission Sites.

Our primary business objective is to make quarterly cash distributions to our unitholders and, over time, to increase our quarterly cash distributions. We intend to make minimum quarterly distributions of at least $0.4375 per unit, per quarter (or $1.75 per unit on an annualized basis). We increased our distribution to $0.4525 per unit (or $1.81 per unit on an annualized basis) effective with the June 2013 distribution, $0.4775 per unit (or $1.91 per unit on an annualized basis) effective with the September distribution, and $0.5125 per unit (or $2.05 per unit on an annualized basis) effective with the December distribution. In March 2014, we increased our distribution to $0.5125 per unit (or $2.05 per unit on an annualized basis) effective with the March 2014 distribution. The amount of any distributions is subject to the discretion of the board of directors of our General Partner which may modify or revoke our cash distribution policy at any time. Our partnership agreement does not require us to pay any distributions at all.

We believe consistent demand for motor fuels in the areas where we operate and the contractual nature of our rent income provides a stable source of cash flow. Cash flows from the wholesale distribution of motor fuels will be generated primarily by a per gallon margin that is either a fixed or variable mark-up per gallon, depending on our contract terms. By delivering motor fuels through independent carriers on the same day we purchase the motor fuels from suppliers, we seek to minimize the commodity price risks typically associated with the purchase and sale of motor fuels. We also generate cash flows from rent income primarily by collecting rent from lessee dealers and LGO pursuant to lease agreements. Our lease agreements with lessee dealers had an average remaining lease term of 2.5 years as of December 31, 2013.

For the year ended December 31, 2013, we distributed an aggregate of approximately 638 million gallons of motor fuels to 812 sites, comprised of the following classes of business:

•	256 sites operated by independent dealers;

•	270 sites owned or leased by us and operated by LGO;

•	232 sites owned or leased by us and operated by lessee dealers; and

•	54 Commission Sites (see “Recent Developments – Commission Sites” for additional discussion).

In addition, we distribute motor fuels to 16 sub-wholesalers who distribute to additional sites.

Over 65% of the sites to which we distribute motor fuels are owned or leased by us. In addition, we have agreements requiring the operators of these sites to purchase motor fuels from us.

We are focused on owning and leasing sites primarily located in prime locations with strong motor fuel demand. We own and lease sites located in Pennsylvania, New Jersey, Ohio, New York, Massachusetts, Kentucky, New Hampshire, Maine, Florida, Maryland, Delaware, and with our Rogers, Rocky Top and Manchester acquisitions further discussed below, Tennessee and Virginia. We also distribute motor fuel in Georgia. Based on 2012 data available from the Energy Information Agency, of the 14 states in which we distribute motor fuel, five are among the top ten consumers of gasoline and on-highway diesel fuel in the United States. Over 85% of our sites are located in high-traffic metropolitan and urban areas as of December 31, 2013. We believe the limited availability of undeveloped real estate particularly in the northeastern U.S. presents a high barrier to entry for new or existing retail gas station owners to develop competing sites.

Recent Developments

Supplemental Offering

In December 2013, we issued 3,565,000 common units, inclusive of the underwriter’s over-allotment option, for $26.90 per unit, resulting in proceeds of $91.4 million, net of underwriting discounts and commissions and offering expenses. We used the proceeds to reduce indebtedness outstanding under our credit facility and for general purposes.

Rogers Acquisition

In September 2013, we purchased 13 motor fuel stations, four leasehold motor fuel stations, assumed certain third-party supply contracts and purchased certain other assets, which were held or used by the sellers in connection with their motor fuels business and related convenience store business located in the Tri-Cities region of Tennessee area, for $20.0 million. One of the sites initially leased was purchased on October 23, 2013, for $1.1 million.

Simultaneously, LGO completed its purchase of certain assets to acquire retail assets (including fuel and merchandise inventory). The income that these assets generate is non-qualifying for federal income tax purposes. Subsequent to the closing, we and LGO entered into a sublease agreement for all of the sites and a fuel distribution agreement for the purchase and sale of wholesale fuel. The conflicts committee of the General Partner determined that the apportionment of the consideration payable by each of us and LGO and the terms and conditions of the agreements with LGO were fair and reasonable to us.

Aggregate incremental revenues for this acquisition included in our statements of operations were $17.6 million for 2013.

Rocky Top Acquisition

In September 2013, we purchased one motor fuel station, three leasehold motor fuel stations, assumed certain third-party supply contracts and purchased certain other assets, which were held or used by the sellers in connection with their motor fuels business and related convenience store business located in the Knoxville, Tennessee area. Concurrent with the closing, we entered into a lease for 29 motor fuel stations that we are obligated to purchase, at the election of the sellers, either (a) in whole for $26.2 million on or about August 1, 2015, or (b) in approximately equal parts over a 5 year period for an average of $5.3 million per year beginning in 2016. Due to the obligation to purchase the sites under the lease, the lease is accounted for as a financing. We recorded $26.2 million of debt, which was preliminarily determined to be its fair value, and the payments made until the purchase will be classified as interest expense. We paid $10.7 million in cash at closing.

Simultaneously, LGO completed its purchase of certain assets to acquire retail assets (including fuel and merchandise inventory). The income that these assets generate is non-qualifying for federal income tax purposes. Subsequent to the closing, we and LGO entered into a sublease agreement for all of the sites and a fuel distribution agreement for the purchase and sale of wholesale fuel. The conflicts committee of the General Partner determined that the apportionment of the consideration payable by each of us and LGO and the terms and conditions of the agreements with LGO were fair and reasonable to us.

Aggregate incremental revenues for this acquisition included in our statements of operations were $23.1 million for 2013.

Manchester Acquisition

In December 2013, we purchased 44 independent dealer supply contracts, five sub-wholesale supply contracts, two leasehold motor fuel stations and certain assets and equipment, which were held or used by the sellers in connection with their motor fuels business and related convenience store business located in the Richmond, Virginia area, for $10.7 million.

Aggregate incremental revenues for this acquisition included in our statements of operations were $3.6 million for 2013.

Commission Sites

Prior to September 1, 2013, we leased certain sites to LGO, which, in turn, subleased certain of these sites (the “Subleases”) to third party commission agents and entered into the Commission Agreements with the agents to sell motor fuel on behalf of LGO to retail customers. In connection with the Commission Agreements, LGO also purchased motor fuel from a subsidiary of the Partnership at wholesale prices. Effective September 1, 2013, we assumed the Commission Agreements and Subleases from LGO and terminated our leases with LGO for the Commission Sites. As a result, we now record the retail sale of motor fuels to the end customer and accrue a commission payable to the commission agent at the Commission Sites. We paid LGO $3.5 million (the “Purchase Price”) for the Subleases and Commission Agreements and $2.1 million for the motor fuel inventory. Because the transaction was between entities under common control, the assets and liabilities assumed were recorded at LGO’s book value. The Purchase Price is presented as a distribution from partners’ capital.

The commission agent at each site operates all the non-fuel operations at the site for its own account, pays rent to us for the use of the site and receives a commission for each gallon of motor fuel sold at the site. At the Commission Sites, we own the motor fuel inventory, determine the retail pricing of motor fuel and generate revenue from the sale of motor fuel to the retail consumer. We maintain inventory from the time of the purchase of motor fuels from third party suppliers until the retail sale to the end customer at these sites. The retail fuel margin at the Commission Sites is non-qualifying income for federal income tax purposes and is recorded in LGWS, our taxable C-Corp subsidiary. LGW sells fuel on a wholesale basis to LGWS for the Commission Sites and this income is qualifying income for federal income tax purposes and included in the results of the Wholesale segment.

With the addition of the retail business described above, we engage in:

•	the wholesale distribution of motor fuels (using unrelated third party transportation service providers) to sub-wholesalers, independent dealers, lessee dealers, LGO, and others;

•	the retail distribution of motor fuels t6o end customers at Commission Sites; and,

•	the owning or leasing of sites used in the retail distribution of motor fuels and, in turn, generating rent income from the lease or sublease of the sites to third parties or LGO.

Given this change, we conduct ours business in two segments: 1) the wholesale segment and 2) the retail segment. See “Results of Operations” for additional information.

Subsequent Events

In March 2014, we entered into an amended and restated credit agreement (the “New Credit Facility”). The New Credit Facility is a senior secured revolving credit facility maturing March 4, 2019 with a total borrowing capacity of $450 million, under which swingline loans may be drawn up to $10.0 million and standby letters of credit may be issued up to an aggregate of $45.0 million. The New Credit Facility may be increased, from time to time, upon the Partnership’s written request, subject to certain conditions, up to an additional $100.0 million. All obligations under the New Credit Facility are secured by substantially all of the assets of the Partnership and its subsidiaries. See “Liquidity – Long-term Debt” for additional information.

Outlook

The Partnership expects its total fuel volume to increase in 2014, driven by the inclusion of a full year’s worth of results from the Rogers, Rocky Top and Manchester acquisitions, offset by a decrease in volume as a result of market conditions. Based on current market conditions, we would expect our motor fuel gross margins to be consistent with historical results. We expect rent income to increase in 2014 as a result of recent acquisitions. We expect to lower our interest expense in 2014 based on our reduced leverage and overall lower cost of debt capital as a result of our recent credit facility refinancing.

Earnings in future periods are subject to various risks and uncertainties. See “Forward-Looking Information,” “Item 1. Business,” “Item 1A. Risk Factors,” the rest of this Item 7, and Note 14 to the financial statements for a discussion of the risks, uncertainties and factors that may impact future results.

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

Publicly Traded Partnership Expenses - Our selling, general and administrative expenses include certain third-party costs and expenses resulting from becoming a publicly traded limited partnership. These costs and expenses include legal, accounting and costs associated with the generation and distribution of Form K-1s to the unitholders, as well as other costs associated with being a public company, such as director compensation, director and officer insurance, NYSE listing fees and transfer agent fees. Our financial statements reflect the impact of these costs and expenses and will affect the comparability of our financial statements with periods prior to the closing of the IPO.

Omnibus Agreement - As a result of the services provided to us by LGC under the Omnibus Agreement, we do not directly incur a substantial portion of the general and administrative expenses that the Predecessor Entity had historically incurred. Instead, we pay LGC a management fee in an amount equal to (1) $420,000 per month plus (2) $0.0025 for each gallon of motor fuel we distribute per month for such services

Impact of the IPO and Related Transactions on Our Revenues - LGO operates certain sites we own and distributes motor fuels, on a retail basis, at these sites. LGO is not one of our predecessor entities. Until December 31, 2011, LGO purchased motor fuel on a wholesale basis from major integrated oil companies and distributed this motor fuel on a retail basis at the sites it operated. After December 31, 2011, LGO began purchasing motor fuel from LGC, rather than from these major integrated oil companies, and distributing this fuel on a retail basis at these sites. As a result, historical operating results through December 31, 2011 do not include the operating results of motor fuel distribution by LGC to LGO; however, for periods after December 31, 2011, operating results reflect the wholesale distribution of motor fuel by LGC to LGO. In addition, prior to the IPO, LGO did not pay rent on certain sites it leased from us. Upon completion of the IPO, LGO began paying us rent on these sites.

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

Comparison of Years ended December 31, 2013 and 2012

The following table sets forth our statements of operations for the periods indicated (in thousands):

	Consolidated Lehigh Gas Partners LP For the Year Ended December 31, 2013	Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Total Consolidated and Combined Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2012	$ Variance	% Variance
Revenues:
Revenues from fuel sales	$980,177	$161,319	$935,241	$1,096,560	$(116,383)	(10.6)
Revenues from fuel sales to affiliates	912,629	145,168	621,139	766,307	146,322	19.1
Rent income	16,240	1,950	10,336	12,286	3,954	32.2
Rent income from affiliates	25,337	3,228	5,708	8,936	16,401	183.5
Revenues from retail merchandise and other	—	—	14	14	(14)	(100.0)

Total revenues	1,934,383	311,665	1,572,438	1,884,103	50,280	2.7
Costs and Expenses:
Cost of revenues from fuel sales	960,518	156,815	914,221	1,071,036	(110,518)	(10.3)
Cost of revenues from fuel sales to affiliates	887,804	139,736	609,371	749,107	138,697	18.5
Rent expense	15,509	2,045	9,563	11,608	3,901	33.6
Operating expenses	4,577	541	4,734	5,275	(698)	(13.2)
Depreciation and amortization	20,963	2,551	13,773	16,324	4,639	28.4
Selling, general and administrative expenses	16,558	9,676	9,811	19,487	(2,929)	(15.0)
Gains on sales of assets, net	(47)	(471)	(3,119)	(3,590)	3,543	(98.7)

Total costs and operating expenses	1,905,882	310,893	1,558,354	1,869,247	36,635	2.0

Operating income	28,501	772	14,084	14,856	13,645	91.8
Interest expense, net	(14,182)	(1,926)	(11,369)	(13,295)	(887)	6.7
Loss on extinguishment of debt	—	—	(571)	(571)	571	(100.0)
Other income, net	2,035	140	661	801	1,234	154.1

Income (loss) from continuing operations before income taxes	16,354	(1,014)	2,805	1,791	14,563	813.1
Income tax expense (benefit) from continuing operations	(1,716)	342	—	342	(2,058)	(601.8)

Income (loss) from continuing operations after income taxes	18,070	(1,356)	2,805	1,449	16,621	1,147.1
Income from discontinued operations	—	—	309	309	(309)	(100.0)

Net income (loss) and comprehensive income (loss)	$18,070	$(1,356)	$3,114	$1,758	$16,312	927.9

As noted previously, the Partnership began operating in two reportable segments commencing September 1, 2013. Unallocated costs consist primarily of interest expense associated with the Credit Facility, selling, general and administrative expenses, income taxes and the elimination of the retail segment’s intersegment cost of revenues from fuel sales against the wholesale segment’s intersegment revenues from fuel sales. The profit in ending inventory generated by the intersegment fuel sale is also eliminated. The table below presents our results for the year ended December 31, 2013 by segment.

	Year Ended December 31, 2013
	Wholesale	Retail	Unallocated	Consolidated
Revenues from fuel sales to external customers	$1,824,568	$68,238	$—	$1,892,806
Intersegment revenues from fuel sales	57,988	—	(57,988)	—
Rent income	40,210	1,367	—	41,577
Revenues from retail merchandise and other	—	—	—	—

Total revenues	1,922,766	69,605	(57,988)	1,934,383
Cost of revenues from fuel sales	1,838,706	67,586	(57,970)	1,848,322
Rent expense	15,350	159	—	15,509
Operating expenses	4,174	403	—	4,577
Depreciation and amortization	20,288	675	—	20,963
Selling, general and administrative expenses	—	—	16,558	16,558
Gains on sales of assets, net	(47)	—	—	(47)

Total costs and expenses	1,878,471	68,823	(41,412)	1,905,882

Operating income (loss)	44,295	782	(16,576)	28,501
Interest expense, net	(4,479)	(169)	(9,534)	(14,182)
Other income, net	2,025	10	—	2,035

Income (loss) from continuing operations before income taxes	41,841	623	(26,110)	16,354
Income tax expense (benefit)	—	—	(1,716)	(1,716)

Net income (loss)	$41,841	$623	$(24,394)	$18,070

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

	Consolidated Lehigh Gas Partners LP For the Year Ended December 31, 2013	Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Total Consolidated and Combined Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2012	$ Variance	% Variance
Revenues from fuel sales	$1,892,806	$306,487	$1,556,380	$1,862,867	$29,939	1.6
Cost of revenues from fuel sales	$1,848,322	$296,551	$1,523,592	$1,820,143	$28,179	1.5

Gross margin from fuel sales	$44,484	$9,936	$32,788	$42,724	$1,760	4.1
Volume	637,845	103,591	501,571	605,162	32,683	5.4
Sales price per gallon	$2.968	$2.959	$3.103	$3.078	$(0.111)	(3.6)
Gross margin per gallon	$0.070	$0.096	$0.065	$0.071	$(0.001)	(1.2)

The increase in gross margin was driven by an increase in volume of gallons distributed offset by a lower margin per gallon.

The increase in aggregate revenues from fuel sales resulted from an increase of $100.6 million related to an increase in volume of gallons distributed offset by a decrease of $70.7 million related to lower selling prices per gallon. The increase in the volume of gallons distributed was principally related to our Express Lane acquisition, which accounted for 39.6 million gallons, the commencement of distributing motor fuels to the newly leased Getty sites, which accounted for 22.5 million gallons, 14.3 million gallons related to the Rogers and Rocky Top acquisitions, and 1.3 million gallons related to the Manchester acquisition. These increases were partially offset by decreases of 36.3 million gallons related to marketplace competition, 6.4 million gallons related to terminated dealer supply agreements and 2.4 million gallons associated with the temporary closure of sites.

Rent Income

Aggregate rent income for 2013, including rent income from affiliates, was $41.6 million compared to $21.2 million for 2012, resulting in an increase of $20.4 million. This increase was a result of incremental rent income primarily attributable to the Express Lane and Dunmore acquisitions and 2013 acquisitions, resulting in a total increase of $13.3 million. Also contributing to the increase was incremental rent income of $3.1 million related to our lease sites with Getty. In addition, rent income for certain sites was recorded by an affiliate not included in the Predecessor Entity through October 30, 2012. These sites were contributed to the Partnership, resulting in an increase in rent income of $4.8 million. Offsetting these increases was a $2.5 million decrease related to sites not contributed by the Predecessor Entity. In addition, the termination of leases with LGO at the Commission Sites and other closed sites resulted in a writeoff of deferred rent income of $0.4 million.

Rent Expense

Rent expense for 2013 was $15.5 million, an increase of $3.9 million, as compared to $11.6 million for 2012, with the increase primarily driven by an increased number of leasehold locations. Specifically, the Express Lane acquisition resulted in an increase of $2.7 million and the Getty leases resulted in an increase of $2.1 million. Offsetting these increases was a $1.0 million decrease related to sites not contributed by the Predecessor Entity. In addition, the sites terminated from the Getty lease resulted in a $0.2 million gain on settlement of the capital lease obligation, which was recorded as a credit to rent expense.

Operating Expenses

Operating expenses decreased $0.7 million to $4.6 million for 2013, compared with $5.3 million for 2012. The decrease was primarily due to the classification of the management fee charged by the Predecessor Entity to the Partnership. The Partnership classifies the management fee as a general and administrative expense whereas the Predecessor classified certain costs incorporated into the management fee within operating expenses. In addition, our new or renewed leases with LGO and lessee dealers have generally been structured as triple-net leases whereby LGO or the lessee dealer is responsible for real estate taxes, utilities, and certain other costs. Prior to the IPO, the Predecessor Entity had more sites for which it was responsible for real estate taxes, utilities, and certain other costs.

Depreciation and Amortization

Depreciation and amortization for 2013 was $21.0 million compared to $16.3 million for 2012. The increase of $4.7 million, or 28%, was principally due to sites acquired in the Dunmore, Express Lane, Rogers and Rocky Top acquisitions as well as the Getty lease transactions, which resulted in an increase of $8.6 million. Partially offsetting this increase was the impact of non-contributed sites, which resulted in a decrease in depreciation of $2.8 million. In addition, a $0.4 million impairment charge was recorded in 2013, as compared to $1.2 million of impairment charges in 2012. Also, there was a decrease in amortization of wholesale fuel supply contracts of $0.3 million due to the accelerated amortization for those intangible assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2013 were $16.6 million compared with $19.5 million for 2012, a decrease of $2.9 million. The decrease was primarily attributable to $6.3 million of non-recurring expenses incurred in 2012 related to the IPO. As noted previously, the Partnership classifies the management fee as a general and administrative expense whereas the Predecessor classified certain costs incorporated into the management fee within operating expenses. In addition, there was an increase in public company expenses, primarily $3.1 million in equity-based incentive compensation, $0.3 million in transfer taxes associated with the contribution of certain sites to the Partnership at the time of the IPO, $0.4 million in director compensation and increased professional fees.

Acquisition costs incurred during 2013 and 2012 were $1.2 million and $1.3 million, respectively, which are included in selling, general and administrative expenses.

Gains on Sales of Assets, net

Net gains on sales of assets that did not meet the criteria to be classified as discontinued operations for 2012 amounted to $3.6 million. Net gains on sales of assets for 2013 were not material.

Other Income, net

Other income, net, increased $1.2 million to $2.0 million for 2013, compared with $0.8 million for 2012. This increase is primarily attributable to a $1.0 million charge associated with the 2012 cancellation of the mandatorily redeemable preferred equity.

Interest Expense, net

Interest expense, net, increased $0.9 million to $14.2 million for 2013, compared with $13.3 million for 2012. Additional borrowings resulted in an increase in interest of $2.2 million, partially offset by the redemption of the mandatorily redeemable preferred equity in October 2012, which resulted in a decrease in interest of $1.3 million.

Income Tax Benefit from Continuing Operations

No provision for income taxes was recorded for the period January 1 through October 30, 2012 as the Predecessor Entity was not a taxable entity. However, our wholly owned, C-corporation subsidiary, LGWS, is a taxable entity. Accordingly, we have recorded a tax provision for LGWS for the period from October 31, 2012 through December 31, 2012. LGP recorded a $0.3 million current tax provision. In addition, we recorded a $0.3 million deferred tax benefit with a full valuation allowance against the deferred tax asset.

For 2013, we recorded a current tax provision of $1.2 million, a deferred tax benefit of $1.4 million, and a valuation allowance release of $1.5 million, resulting in a net income tax benefit of $1.7 million.

During 2013, based on updates to the purchase price allocation for the 2012 and 2013 acquisitions and the assignment of property and equipment by the Partnership to LGWS, the Partnership recorded a net deferred tax liability of $7.8 million.

At December 31, 2012, net deferred tax assets totaling $9.9 million were fully reserved against with a valuation allowance. Concurrent with the recognition of the $7.8 million net deferred tax liability noted above, and based on the expected reversal of the cumulative temporary differences and anticipated future earnings, the Partnership released $1.5 million of the valuation allowance in 2013.

Comparison of Years Ended December 31, 2012 and 2011

The following table sets forth our combined statements of operations for the periods indicated:

	Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Total Consolidated and Combined Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2012	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2011	$ Variance	% Variance
Revenues:
Revenues from fuel sales	$161,319	$935,241	$1,096,560	$1,236,644	$(140,084)	(11.3)
Revenues from fuel sales to affiliates	145,168	621,139	766,307	365,106	401,201	109.9
Rent income	1,950	10,336	12,286	12,633	(347)	(2.7)
Rent income from affiliates	3,228	5,708	8,936	7,792	1,144	14.7
Revenues from retail merchandise and other	—	14	14	1,389	(1,375)	(99.0)

Total revenues	311,665	1,572,438	1,884,103	1,623,564	260,539	16.0
Costs and Expenses:
Cost of revenues from fuel sales	156,815	914,221	1,071,036	1,204,440	(133,404)	(11.1)
Cost of revenues from fuel sales to affiliates	139,736	609,371	749,107	359,005	390,102	108.7
Cost of revenues for retail merchandise and other	—	—	—	1,066	(1,066)	(100.0)
Rent expense	2,045	9,563	11,608	9,402	2,206	23.5
Operating expenses	541	4,734	5,275	6,608	(1,333)	(20.2)
Depreciation and amortization	2,551	13,773	16,324	11,996	4,328	36.1
Selling, general and administrative expenses	9,676	9,811	19,487	12,709	6,778	53.3
(Gain) loss on sale of assets, net	(471)	(3,119)	(3,590)	(3,188)	(402)	12.6

Total costs and operating expenses	310,893	1,558,354	1,869,247	1,602,038	267,209	16.7

Operating income	772	14,084	14,856	21,526	(6,670)	(31.0)
Interest expense, net	(1,926)	(11,369)	(13,295)	(12,082)	(1,213)	10.0
Loss on extinguishment of debt	—	(571)	(571)	—	(571)	n/a
Other income, net	140	661	801	1,245	(444)	(35.7)

(Loss) income from continuing operations before income taxes	(1,014)	2,805	1,791	10,689	(8,898)	(83.2)
Income tax expense from continuing operations	342	—	342	—	342	n/a

(Loss) income from continuing operations after income taxes	(1,356)	2,805	1,449	10,689	(9,240)	(86.4)
Income (loss) from discontinued operations	—	309	309	(779)	1,088	(139.7)

Net (loss) income and comprehensive (loss) income	$(1,356)	$3,114	$1,758	$9,910	$(8,152)	(82.3)

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

	Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Total Consolidated and Combined Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2012	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2011	$ Variance	% Variance
Revenues from fuel sales	$306,487	$1,556,380	$1,862,867	$1,601,750	$261,117	16.3
Cost of revenues from fuel sales	$296,551	$1,523,592	$1,820,143	$1,563,445	$256,698	16.4

Gross margin from fuel sales	$9,936	$32,788	$42,724	$38,305	$4,419	11.5
Volume	103,591	501,571	605,162	530,523	74,639	14.1
Sales price per gallon	$2.959	$3.103	$3.078	$3.019	$0.059	2.0
Gross margin per gallon	$0.096	$0.065	$0.071	$0.072	$(0.002)	(2.2)

The increase in gross profit was principally driven by an increase in volume of gallons distributed, partially offset by slightly lower margin per gallon.

The increase in aggregate revenues from fuel sales resulted from an increase of $225.3 million related to an increase in volume of gallons distributed along with an increase of $35.8 million related to higher selling prices per gallon. The increase in volume of gallons distributed was principally due to distributing motor fuels to LGO beginning in 2012, which accounted for 98.8 million gallons, along with an increase of 42.6 million gallons associated with commencement of distributing motor fuels to the newly leased Getty sites and an increase of 1.0 million gallons related to the Express Lane acquisition, offset by decreases of an aggregate of 57.6 million gallons resulting from lost business. The decrease from lost business consisted primarily of decreases of 38.0 million gallons due to the expiration of our lease to distribute motor fuels at Ohio Turnpike plazas, 12.3 million gallons related to terminated dealer supply agreements and 7.3 million gallons related to marketplace competition. The increase in volume distributed for the year ended December 31, 2012, was offset further by decreases of 7.1 million gallons related to the divesture of Sunoco sites and 3.0 million gallons associated with closing of low volume sites.

Rent Income

Aggregate rent income, including rent income from affiliates, for 2012 was $21.2 million compared to $20.4 million in 2011, resulting in a net increase of $0.8 million. This increase is a result of incremental rent income primarily attributable to rent income from the Getty lease sites in New England and Pennsylvania, which were entered into in May 2012, and the additional Getty sites in New Jersey, which were entered into in December 2012, resulting in a total increase of $2.4 million. Also contributing to the increase was incremental net rent income of $1.3 million related to the Shell acquisitions (second and third quarters of 2011) and the additional December 2012 acquisitions. In addition, rent income for certain sites was recorded by an affiliate not included in the Predecessor Entity through October 30, 2012. These sites were contributed to the Partnership, resulting in an increase in rent income of $1.1 million. Offsetting these increases was $2.5 million related to LGO in connection with a transition, starting in 2012 to align rent income from affiliates with the rent income to be received by us from LGO pursuant to the contractual arrangement entered into with LGO. Also, closed sites resulted in a decrease of rent income of $1.3 million.

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

Depreciation and Amortization

Depreciation and amortization for 2012, was $16.3 million compared to $12.0 million for 2011. The increase of $4.3 million or 36.1% was principally due to an increase in depreciation expense of $4.0 million. The depreciation expense increase was due to sites acquired in our Shell acquisitions in the second and third quarters of 2011, which accounted for $1.0 million of the increase, an impairment charge due to assets held for sale, which accounted for $1.2 million of the increase, and the May 2012 transaction involving our Getty sites which accounted for $1.8 million of the increase. The remaining increase is primarily driven by purchases of capital equipment during 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2012 were $19.5 million compared with $12.7 million in 2011, an increase of $6.8 million. The increase was primarily attributable to $6.3 million of non-recurring expenses related to the IPO.

Gain/Loss on Sale of Assets

Gain on sale of assets that did not meet the criteria to be classified as discontinued operations for 2012 was $3.6 million compared with $3.2 million in 2011. This change is the result of more favorable negotiated agreements with third parties.

Interest Expense, Net

Interest expense, net for 2012 was $13.3 million compared with $12.1 million in 2011. The increase of $1.2 million was primarily due to additional financing obligations entered into during 2011, additional borrowings in connection with the Shell acquisition in the second and third quarters of 2011, the capital lease transactions involving our Getty sites in May 2012 and increases in the amortization of deferred financing fees and debt discount. These increases were partially offset by $0.8 million attributable to principal prepayments on our mortgage notes in 2011, and payments on the revolving term loan facility in 2012.

Extinguishment of Debt

Upon the second amendment of our credit facility, financing costs of $4.1 million paid for the amendment as well as financing costs of $3.1 million associated with the Predecessor Entity’s credit facility, were deferred and are being amortized to interest expense over the life of the credit facility. Approximately $0.6 million of the deferred financing costs associated with the Predecessor Entity’s credit facility was also written off at this time in accordance with the applicable accounting guidance for debt modifications and extinguishments and was included in the Consolidated Statements of Operations as a loss on extinguishment of debt.

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

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are to finance current operations, fund acquisitions from time-to-time, and to service our debt. We expect our ongoing sources of liquidity to include cash generated by our operations and borrowings under the New Credit Facility and, if available to us on acceptable terms, issuances of equity and debt securities. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as make acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will, from time-to-time, consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods.

We intend to pay a minimum quarterly distribution of $0.4375 per unit per quarter, which equates to approximately $8.1 million per quarter, or $32.6 million per year, based on the current number of common units and subordinated units outstanding. We do not have a legal obligation to pay this distribution and our New Credit Facility includes certain restrictions on our ability to make distributions.

We believe that we will have sufficient cash flow from operations, borrowing capacity under the New Credit Facility and the ability to issue additional common units and/or debt securities to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional common units and/or debt securities.

Comparison of Years Ended December 31, 2013, 2012 and 2011

	Consolidated Lehigh Gas Partners LP For the Year Ended December 31, 2013	Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Total Consolidated and Combined Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2012	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2011
Net cash provided by operating activities	$29,622	$3,249	$4,158	$7,407	$11,560
Net cash (used in) provided by investing activities	$(47,019)	$(72,069)	$2,473	$(69,596)	$(18,875)
Net cash provided by (used in) financing activities	$16,744	$73,588	$(7,237)	$66,351	$6,409

Net cash provided by operating activities includes balance sheet changes arising from wholesale motor fuel purchasing patterns, the timing of collections on our accounts receivable, the seasonality of our business, fluctuations in wholesale motor fuel prices, our working capital requirements and general market conditions.

Net cash provided by operating activities was $29.6 million for 2013, compared to $7.4 million for 2012, an increase of $22.2 million. The increase resulted from an increase in net income of $16.3 million and an increase in net non-cash charges of $9.3 million, partially offset by a decrease in the change in working capital and other assets and liabilities of $3.4 million.

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

Net cash used in investing activities was $47.0 million for 2013, compared to $69.6 million for 2012, a decrease of $22.6 million. The decrease resulted from a decrease in cash paid in connection with acquisitions, partially offset by an increase in purchases of property and equipment and a decrease in proceeds from sales of property and equipment.

Net cash provided by financing activities was $16.7 million for 2013, compared to $66.4 million for 2012, a decrease of $49.7 million. The decrease resulted from net repayments of debt in 2013 totaling $37.4 million as compared to $16.3 million in 2012. Also, proceeds from the issuance of common units were $34.3 million lower in the supplemental offering in 2013 as compared to the IPO in 2012.

Net cash provided by operating activities was $7.4 million for 2012, compared to $11.6 million for 2011, a decrease of $4.2 million. The decrease resulted from a decrease in net income of $8.2 million and a decrease in the change in working capital and other assets and liabilities of $1.2 million, partially offset by an increase in net non-cash charges of $5.2 million.

Net non-cash charges were higher in 2012 as a result of higher depreciation and amortization, higher non-cash interest expense and lower gains on derivative instruments, partially offset by higher gains on sales of assets.

Net cash used in investing activities was $69.6 million for 2012, compared to $18.9 million for 2011, a decrease of $50.7 million. The decrease resulted from an increase in cash paid in connection with acquisitions and a decrease in proceeds from the sales of property and equipment.

Net cash provided by financing activities was $66.4 million for 2012, compared to $6.4 million for 2011, an increase of $60.0 million. The increase resulted from the issuance of common units in the IPO of $125.7 million, partially offset by an increase in net repayments of debt of $28.5 million and the distributions paid to common and subordinated unitholders in 2012 of $36.7 million.

Capital Expenditures

We make investments to expand, upgrade and enhance existing assets. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those capital expenditures required to maintain our long-term operating income or operating capacity. We anticipate maintenance capital expenditures will be funded primarily with cash generated by operations. We had approximately $2.9 million, $2.0 million and $2.8 million in maintenance capital expenditures for the years ended December 31, 2013, 2012 and 2011, respectively, which are included in purchases of property and equipment in our statements of cash flows.

Expansion capital expenditures are those capital expenditures that we expect will increase our operating income or operating capacity over the long term. We have the ability to fund our expansion capital expenditures by additional borrowings under our credit facility or, if available to us on acceptable terms, issuing additional equity, debt securities or other options, such as the sale of assets. We cannot assure you that we can complete any offering of securities or other options on terms acceptable to us, if at all. We had approximately $45.7 million, $76.0 million and $33.8 million in expansion capital expenditures for the years ended December 31, 2013, 2012 and 2011, respectively.

Non-GAAP Financial Measures

We use the non-GAAP financial measures EBITDA, Adjusted EBITDA and Distributable Cash Flow in this Annual Report. EBITDA represents net income before deducting interest expense, income taxes and depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted to exclude gains or losses on sales of assets, gains or losses on the extinguishment of debt, equity-based incentive compensation, equity-based director compensation and other items as deemed appropriate by management. Distributable Cash Flow represents Adjusted EBITDA less cash interest expense, maintenance capital expenditures net of any reimbursements and current income tax expense.

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

We believe the presentation of EBITDA, Adjusted EBITDA and Distributable Cash Flow provides useful information to investors in assessing our financial condition and results of operations. EBITDA, Adjusted EBITDA and Distributable Cash Flow should not be considered alternatives to net income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA, Adjusted EBITDA and Distributable Cash Flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because EBITDA, Adjusted EBITDA and Distributable Cash Flow may be defined differently by other companies in our industry, our definitions may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following tables present reconciliations of EBITDA and Adjusted EBITDA to net income and EBITDA and Adjusted EBITDA to net cash provided by operating activities, the most directly comparable GAAP financial measures, on a historical basis, for each of the periods indicated (in thousands).

Reconciliation of EBITDA and Adjusted EBITDA

	Consolidated Lehigh Gas Partners LP For the Year Ended December 31, 2013	Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Total Consolidated and Combined Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2012	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2011
Reconciliation of EBITDA and Adjusted EBITDA to net income (loss):
Net income (loss) from continuing operations after income taxes	$18,070	$(1,356)	$2,805	$1,449	$10,689
Income (loss) from discontinued operations	—	—	309	309	(779)

Net income (loss)	18,070	(1,356)	3,114	1,758	9,910
Plus:
Depreciation and amortization	20,963	2,551	13,823	16,374	12,153
Income tax expense (benefit)	(1,716)	342	—	342	—
Interest expense, net	14,182	1,926	11,415	13,341	12,357

EBITDA	51,499	3,463	28,352	31,815	34,420
Equity-based incentive compensation expense	3,141	—	—	—	—
Equity-based director compensation expense	301	—	—	—	—
Gains on sales of assets, net	(47)	(471)	(3,119)	(3,590)	(3,188)
Loss on extinguishment of debt	—	—	571	571	—

Adjusted EBITDA	$54,894	$2,992	$25,804	$28,796	$31,232

Reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$29,622	$3,249	$4,158	$7,407	$11,560
Changes in certain operating assets and liabilities	11,840	(1,799)	10,956	9,157	7,662
Interest expense, net	14,182	1,926	11,415	13,341	12,357
Others items, net	(4,145)	87	1,823	1,910	2,841

EBITDA	51,499	3,463	28,352	31,815	34,420
Equity-based incentive compensation expense	3,141	—	—	—	—
Equity-based director compensation expense	301	—	—	—	—
Gains on sales of assets, net	(47)	(471)	(3,119)	(3,590)	(3,188)
Loss on extinguishment of debt	—	—	571	571	—

Adjusted EBITDA	$54,894	$2,992	$25,804	$28,796	$31,232

Reconciliation of Distributable Cash Flow
Adjusted EBITDA	54,894	2,992
Less:
Cash interest expense	(11,375)	(1,391)
Maintenance capital expenditures (a)	(2,850)	(260)
Current income tax expense (benefit)	(1,232)	(342)

Distributable Cash Flow	$39,437	$999

(a)	Under our partnership agreement, maintenance capital expenditures are capital expenditures made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are those made to maintain existing contract volumes, including payments to renew existing distribution contracts, or to maintain our sites in leasable condition, such as parking lot or roof replacement/renovation, or to replace equipment required to operate our existing business.

Contractual Obligations

The following table sets forth our contractual obligations that are required to be settled in cash as of December 31, 2013 (in thousands):

	Payments due by period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(in thousands)
Long-term debt (a)	$184,972	$6,504	$177,597	$871	$—
Financing obligations (b)	104,652	6,263	12,728	12,699	72,962
Operating lease obligations (c)	123,048	13,682	24,726	20,923	63,717
Management Fees (d)	14,280	5,040	9,240	—	—
Other long-term liabilities (e)	—	—	—	—	—

Total	$426,952	$31,489	$224,291	$34,493	$136,679

(a)	The Partnership’s credit facility expires October 30, 2015 and thus the principal balance outstanding at December 31, 2013 is included in the 1-3 year period. Interest, which is based on variable rates, was assumed to remain constant at a weighted-average rate of 3.0%. See “Long-term Debt” below, which discusses the new credit facility entered into in March 2014. The amounts above include $26.2 million of financing issued in connection with the Rocky Top acquisition, which is payable in August 2015 at the earliest (as discussed previously).
(b)	The lease financing obligations consist of principal and interest payments due on sale-leaseback transactions for which the sale was not recognized because our predecessor retained continuing involvement in the underlying sites. Also included are principal and interest payments due on capital lease obligations, including the portions of the Getty lease agreements being accounted for as capital lease obligations.
(c)	These operating leases expire through December 2028.
(d)	Pursuant to the Omnibus Agreement, the Partnership pays LGC a management fee, which was initially an amount equal to (1) $420,000 per month plus (2) $0.0025 for each gallon of motor fuel the Partnership distributes per month. The amounts above include only the fixed portion of the management fee. The initial term of the agreement is four years and automatically renews for additional one-year terms unless either party provides notice as stipulated in the agreement.
(e)	Under the terms of various supply agreements, the Partnership is obligated to minimum volume purchases measured in gallons of motor fuel. Future minimum volume purchase requirements are 314 million gallons in 2014, reducing to 234 million gallons in 2018. Future minimum volume purchase requirements from 2019 through 2030 total 2.5 billion gallons. The aggregate dollar amount of the future minimum volume purchase requirements is dependent on the future weighted average wholesale cost per gallon charged under the applicable supply agreements. The amounts and timing of the related payment obligations cannot reasonably be estimated reliably. As a result, payment of these amounts has been excluded from the table above.

Long-term Debt

Debt outstanding at December 31, 2013 and December 31, 2012 was as follows:

	December 31, 2013	December 31, 2012
Revolving credit facility	$146,330	$183,751
Financing associated with Rocky Top acquisition	26,250	—
Note payable	980	—

Total	173,560	—
Current portion – included in accrued expenses and other current liabilities	51	—

Total	$173,509	$183,751

Credit Facility

Concurrent with our IPO, we entered into a credit facility, which consists of a senior secured revolving credit facility, a swing-line loan and standby letters of credit (the “Credit Facility”) .The aggregate amount of the outstanding loans and letters of credit under the Credit Facility cannot exceed the combined revolving commitments then in effect. Each of our subsidiaries is a guarantor of all of the obligations under the Credit Facility. All obligations under the Credit Facility are secured by substantially all of our assets and substantially all of the assets of our subsidiaries. Borrowings under the Credit Facility were paid off with the proceeds of the New Credit Facility.

In March 2014, we entered into the New Credit Facility. The New Credit Facility is a senior secured revolving credit facility maturing March 4, 2019 with a total borrowing capacity of $450 million, under which swingline loans may be drawn up to $10.0 million and standby letters of credit may be issued up to an aggregate of $45.0 million. The New Credit Facility may be increased, from time to time, upon the Partnership’s written request, subject to certain conditions, up to an additional $100.0 million. All obligations under the New Credit Facility are secured by substantially all of the assets of the Partnership and its subsidiaries.

The Partnership is required to comply with certain financial covenants under the New Credit Facility. The Partnership is required to maintain a total leverage ratio (as defined) for the most recently completed four fiscal quarters of not greater than 4.50 to 1.00. Such threshold is increased to 5.00 to 1.00 for the two quarters preceding the closing of a material acquisition (as defined) or upon the issuance of senior notes (as defined). Upon the issuance of senior notes, the Partnership is also required to maintain a senior leverage ratio (as defined) for the most recently completed four fiscal quarters on a pro forma basis of not greater than 3.50 to 1.00. The Partnership is also required to maintain a consolidated interest coverage ratio (as defined) on a pro forma basis of at least 2.75 to 1.00.

Borrowings under the New Credit Facility bear interest, at the Partnership’s option, at (1) a rate equal to the London Interbank Offering Rate (“LIBOR”), for interest periods of one week or one, two, three or six months, plus a margin of 2.00% to 3.25% per annum, depending on the Partnership’s total leverage ratio (as defined) or (2) (a) a base rate equal to the greatest of: (i) the federal funds rate, plus 0.5%, (ii) LIBOR for one month interest periods, plus 1.00% per annum or (iii) the rate of interest established by the agent, from time to time, as its prime rate, plus (b) a margin of 1.00% to 2.25% per annum depending on the Partnership’s total leverage ratio. In addition, the Partnership incurs a commitment fee based on the unused portion of the revolving credit facility at a rate of 0.35% to 0.50% per annum depending on the Partnership’s total leverage ratio.

The New Credit Facility prohibits the Partnership from making distributions to its unitholders if any potential default or event of default occurs or would result from the distribution, or the Partnership is not in compliance with its financial covenants.

In addition, the New Credit Facility contains various covenants that may limit, among other things, our ability to:

•	grant liens;

•	create, incur, assume or suffer to exist other indebtedness;

•	make any material change to the nature of our business, including mergers, liquidations and dissolutions; and,

•	make certain investments, acquisitions or dispositions.

If an event of default exists under the New Credit Facility, the lenders will be able to accelerate the maturity of the New Credit Facility and exercise other rights and remedies. Events of default include, among others, the following:

•	failure to pay any principal when due or any interest, fees or other amounts when due;

•	failure of any representation or warranty to be true and correct in any material respect;

•	failure to perform or otherwise comply with the covenants in the New Credit Facility or in other loan documents without a waiver or amendment;

•	any default in the performance of any obligation or condition beyond the applicable grace period relating to any other indebtedness of more than $7.5 million;

•	a judgment default for monetary judgments not covered by insurance exceeding $20.0 million;

•	bankruptcy or insolvency event involving the Partnership or any of its subsidiaries;

•	an Employee Retirement Income Security Act of 1974 (ERISA) violation;

•	a change of control without a waiver or amendment; and

•	failure of the lenders for any reason to have a perfected first priority security interest in the security pledged by us or any of our subsidiaries or any of the security becomes unenforceable or invalid.

Financing of Rocky Top Acquisition

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

Note Payable

In connection with the acquisition of two sites in Florida, the Partnership issued a $1.0 million note payable with interest at 4.0%. Monthly payments are made based on a 15-year amortization schedule for the first 5 years commencing August 1, 2013. The 60th payment is a balloon payment for all outstanding principal and any unpaid interest. The loan is secured by all the real and personal property at the two sites.

Off-Balance Sheet Arrangements

The Omnibus agreement contingently requires us to perform environmental remediation work as further discussed in Note 13 to the financial statements. We also have operating leases and fuel purchase commitments as previously discussed in “Contractual Obligations.”

Impact of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for 2013, 2012 and 2011.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We believe the following policies to be the most critical in understanding the judgments that are involved in preparing our financial statements.

Revenue Recognition

We recognize revenues from wholesale fuel sales when fuel is delivered to the customer. The purchase and delivery of motor fuels generally occurs on the same day. We recognize revenues from retail fuel sales when fuel is sold to the customer. We record inventory from the time of the purchase of motor fuels from third party suppliers until the retail sale to the end customer.

We recognize revenue from leasing arrangements ratably over the term of the underlying lease.

Accounts receivable primarily result from the sale of wholesale motor fuels and rental fees for sites to customers. The majority of our accounts receivable relate to wholesale motor fuel sales that can generally be described as high volume and low margin activities. Credit is extended to a customer based on an evaluation of the customer’s financial condition. In certain circumstances collateral may be required from the customer. Receivables are recorded at face value, without interest or discount.

The provision for bad debts is generally based upon a specific analysis of aged accounts while also factoring in any new business conditions that might impact the historical analysis, such as market conditions and bankruptcies of particular customers. Bad debt provisions are included in selling, general and administrative expenses.

We review all accounts receivable balances on at least a quarterly basis and provide an allowance for doubtful accounts based on historical experience and on a specific identification basis.

LGW collects motor fuel taxes, which consist of various pass through taxes collected from customers on behalf of taxing authorities, and remits such taxes directly to those taxing authorities. LGW’s accounting policy is to exclude the tax collected and remitted from wholesale revenues and cost of sales and account for them as liabilities. LGWS’s retail sales and cost of sales include motor fuel taxes as the taxes are included in the cost paid for motor fuel to LGW and LGWS has no responsibility to collect or remit such taxes to the taxing authorities.

Property and Equipment

We record property and equipment at cost. We record property and equipment acquired through a business combination at fair value. We recognize depreciation using the straight-line method over the estimated useful lives of the related assets, including: 10 to 20 years for buildings and improvements and 5 to 15 years for equipment. The amortization of leasehold improvements is based upon the shorter of the remaining terms of the leases including renewal periods that are reasonably assured, or the estimated useful lives, which generally range from 7 to 10 years.

We capitalize expenditures for major renewals and betterments that extend the useful lives of property and equipment. We charge maintenance and repairs to operations as incurred. We record gains or losses on the disposition of property and equipment in the period the sale is recognized.

Intangible Assets

We record intangible assets at fair value upon acquisition. Intangible assets associated with wholesale fuel supply contracts, wholesale fuel distribution rights and trademarks are amortized over 10 years. Covenants not to compete are amortized over the shorter of the contract term or 5 years. Intangible assets associated with above and below market leases are amortized over 5 years.

Asset Impairment

We review long-lived assets, including property and equipment and intangible assets other than goodwill, for impairment when events or changes in circumstances indicate the carrying amount of the long-lived asset (group) might not be recoverable. Such events and circumstances include, among other factors: operating losses; market value declines; changes in the expected physical life of an asset; changes in our business plans or those of our major customers, suppliers or other business partners; changes in competition and competitive practices; uncertainties associated with the U.S. and world economies; changes in the expected level of capital, operating or environmental remediation expenditures; and changes in governmental regulations or actions. Our impairment evaluation is initially based on the projected undiscounted cash flows of the asset (group), including residual value upon eventual disposition. If the projected undiscounted cash flows of the asset (group) are less than its carrying value, the impairment loss is measured by comparing the present value of the future cash flows associated with the asset (group) to its carrying value and is recorded at that time. We recorded insignificant impairments in 2013 and no impairments during 2012 or 2011.

Assets Held for Sale

The determination to classify a site as held for sale requires significant estimates by us about the asset and the expected market for the site, which are based on factors including recent sales of comparable sites, recent expressions of interest in the sites and the condition of the site. We must also determine if it will be possible under those market conditions to sell the site for an acceptable price within one year. When assets are identified by management as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. We generally consider sites to be held for sale when they meet criteria such as whether the appropriate level of management has approved the sale transaction and there are no known material contingencies relating to the sale such that the sale is probable and is expected to be completed within one year. If, in management’s opinion, the expected net sales price of the asset that has been identified as held for sale is less than the net book value of the asset, the asset is written down to fair value less the cost to sell. We present assets classified as held for sale separately in the balance sheet. We recorded insignificant impairments and $0.4 million of impairments related to assets held for the year ended December 31, 2013 and for the period October 31, 2012 through December 31, 2012, respectively. The Predecessor Entity recorded $0.8 million of impairments related to assets held for sale for the period January 1, 2012 through October 30, 2012. No impairments were recorded in 2011.

Environmental and Other Liabilities

We record a liability for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We estimate costs accrued based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes. We generally recognize estimated losses from environmental remediation obligations no later than the completion of the remedial feasibility study. We adjust loss accruals as further information becomes available or circumstances change. We do not discount costs of future expenditures for environmental remediation obligations to their present value. We recognize recoveries of environmental remediation costs from other parties as assets when their receipt is deemed probable.

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

Asset Retirement Obligations

We are obligated by contractual or regulatory requirements or contingently obligated at the discretion of the lessor to remove certain equipment or perform other remediation upon retirement of certain assets at sites at which we are the lessee. Determination of the amounts recognized is based on numerous estimates and assumptions, including expected settlement dates and probability of occurrence, future retirement costs, future inflation rates and credit-adjusted risk-free rates.

Equity Incentive Compensation

In connection with the IPO, we adopted the Lehigh Gas Partners LP 2012 Incentive Award Plan under which various types of awards may be granted to employees, consultants and directors of the General Partner or its affiliates who provide services to us. We have granted phantom units to employees of LGC that vest in one-third increments starting on March 15, 2014 and each March 15 of the two subsequent years, at which time common units will be granted to these employees. Since we grant phantom units to employees of LGC, the grants are measured at fair value at each balance sheet reporting date based on the fair market value of the Partnership’s common units, and the cumulative compensation cost related to that portion of the awards that have vested is recognized ratably over the vesting term and classified within selling, general and administrative expenses. The liability for the future grant of common units is included in accrued expenses and other current liabilities on the balance sheet.

If there are any modifications of the equity incentive compensation award after the date of grant, regardless of whether the vesting settlement is in common units or cash, we may be required to accelerate any remaining unearned equity incentive compensation expense or record additional equity incentive compensation expense.

Income Taxes

Income taxes attributable to our earnings and losses, excluding the earnings and losses of our wholly owned taxable subsidiary, are assessed at the individual level of the unitholder. Accordingly, we do not record a provision for income taxes other than for those earnings and losses generated or incurred by its wholly owned taxable subsidiary.

Our wholly owned taxable subsidiary recognizes deferred income tax assets and liabilities for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis.

The Partnership performed an evaluation of all material tax positions, if any, for the tax years subject to examination by major tax jurisdictions as of December 31, 2013 and 2012. Tax positions not meeting the more-likely-than-not recognition threshold at the financial statement date may not be recognized or continue to be recognized under the accounting guidance for income taxes. Based on such evaluation, the Partnership concluded there were no uncertain tax positions requiring adjustment in its financial statements as of December 31, 2013 and 2012. Where required, the Partnership recognizes interest and penalties for uncertain tax positions in income taxes.

Valuation allowances are initially recorded and reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset. We consider a number of factors in assessing the realization of a deferred tax asset, including the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies. The amount of deferred tax assets ultimately realized may differ materially from the estimates utilized in the computation of valuation allowances and may materially impact the financial statements in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

As of December 31, 2013, we had $146.3 million outstanding on our revolving credit facility at an average interest rate of 3.3%. A one percentage point change in our average rate would impact annual interest expense by an aggregate of approximately $1.5 million.

Commodity Price Risk

Effective September 1, 2013, we assumed the lessor position for 50 of the Commission Sites previously operated by LGO. As a result we now record retail sales of motor fuels to the end customer. Further, we now carry inventory on our balance sheet for the period from the purchase of the motor fuels from the third party suppliers to the retail sale to the end customer. During this period we are exposed to commodity price risk as it relates to motor fuel price fluctuations. During periods of market volatility the retail segment margins could be significantly impacted. We currently do not hedge against this commodity price risk but may in the future. As of December 31, 2013, we had $2.1 million of motor fuel inventory. A $0.01 change in motor fuel pricing would not have been significant.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion of our debt commitments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules referred to in the index contained on page F-1 of this report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the design and operation of our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

On September 1, 2013, we assumed certain commission agent sites (the “Commission Sites”) from LGO, which included commission agent agreements and subleases. We are in the process of incorporating the internal controls related to these Commission Sites into our control structure. We consider the ongoing integration of these Commission Sites a material change in our internal control over financial reporting. Total revenues for the Commission Sites accounted for 3.6% of consolidated total revenues for the year ended December 31, 2013.

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria in Internal Control—Integrated Framework-1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In connection with management’s assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective at December 31, 2013.

Attestation Report of the Independent Registered Public Accounting Firm

Grant Thornton LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2013. Their report dated March 10, 2014, expressed an unqualified opinion on our internal control over financial reporting, which is included in Item 15 of Part IV of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, in connection with the preparation of the Predecessor Entity’s combined financial statements for the years ended December 31, 2011, 2010 and 2009, which formed a part of the prospectus for our IPO, management identified certain material weaknesses related to the lack of adequate staffing and management review by the appropriate level of senior management during the closing process that resulted in adjustments to the these financial statements.

Our management has remediated the material weaknesses in our internal control over financial reporting by:

•	enhancing the oversight/review of the development of accounting estimates to ensure the key factors/inputs, calculations and the methodologies/assumptions supporting these estimates are consistent and accurate;

•	redefining the ownership and enhancing the oversight/review of account reconciliations to ensure that reconciliation documentation is consistent and that account balances are accurate and agree to appropriate supporting detail, calculations or other documentation; and

•	enhancing our policies, procedures and systems to specifically address the deficiencies identified and strengthen our internal controls.

Aside from the change in internal control over financial reporting related to the Commission Sites noted previously, there were no other changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

As is commonly the case with publicly traded limited partnerships, the General Partner does not directly employ any of the persons responsible for managing or operating the Partnership. We are managed and operated by the board of directors and executive officers of our General Partner. The following table shows information for the directors and executive officers of our General Partner.

Directors and Executive Officers of the General Partner

Name	Age	Position with our General Partner
Joseph V. Topper, Jr.	58	Chairman of the Board of Directors, Chief Executive Officer
Melinda B. German	58	Director
Warren S. Kimber, Jr.	80	Director
John F. Malloy	59	Director
James H. Miller	65	Director
John B. Reilly, III	52	Director
Maura E. Topper	28	Director
Robert L. Wiss	58	Director
Tracy A. Derstine	52	Executive Vice President of Administration
David F. Hrinak	58	President
Frank M. Macerato	57	General Counsel, Secretary and Chief Compliance Officer
Mark L. Miller	53	Chief Financial Officer
David A. Sheaffer	52	Chief Accounting Officer

Our General Partner’s directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Executive officers of our General Partner serve at the discretion of the board of directors. In selecting and appointing directors to the board of directors, the owners of our General Partner do not intend to apply a formal diversity policy or set of guidelines. However, when appointing new directors, the owners of our General Partner will consider each individual director’s qualifications, skills, business experience and capacity to serve as a director, as described below for each director, and the diversity of these attributes for the board of directors as a whole.

Joseph V. Topper, Jr. was appointed Chairman of the board of directors and Chief Executive Officer of our General Partner in December 2011. Mr. Topper has 26 years of management experience in the wholesale and retail fuel distribution business. In 1987, Mr. Topper purchased his family’s retail fuel business and five years later founded our predecessor, where he has been the Chief Executive Officer since 1992. Mr. Topper currently serves on the Board of Trustees for Villanova University and the Board of Directors for Lehigh Valley PBS. He is the past President of the Board for Lehigh Valley PBS and the Lehigh Valley PBS Foundation. He also served as a board member for the Good Shepherd Rehabilitation Hospital in Allentown. Mr. Topper holds a master of Business Administration degree from Lehigh University and a Bachelor of Science degree in Accounting from Villanova University. Mr. Topper is also a Certified Public Accountant.

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

Warren S. Kimber, Jr. was appointed as a director of our General Partner in May 2012. Mr. Kimber has been retired since January 2009 and currently holds positions as the National Coordinator of Officials for the NCAA for Men’s Lacrosse (since 1990) and the Director of Assigning for the United States Intercollegiate Lacrosse Association (since 1986). Prior to his retirement in January 2009, Mr. Kimber held the position of Chief Executive Officer and Chairman of the board of directors of Kimber Petroleum Corporation, in which LGC acquired a majority interest in 2008. Mr. Kimber served on the Board of Trustees for the Pingry School for 20 years with six of those years as Chairman of the Board of Directors. He also served as trustee for Hobart College and was a member of the board of directors of Chatham Trust Company, Summit Bank Corporation and the United Way. Mr. Kimber holds a degree from Hobart College.

John F. Malloy was appointed as a director of our General Partner in May 2012. Mr. Malloy has been the Chairman of the board of directors, President and Chief Executive Officer of Victaulic Company, the world’s largest provider of mechanical joining systems for piping, since 2004. Prior to joining Victaulic, Mr. Malloy worked for 19 years for United Technologies Corporation, or UTC, including time spent as President of Carrier North America, a subsidiary of UTC. Prior to UTC, Malloy taught economics at Hamilton College. Mr. Malloy is a member of the board of directors of Hubbell Corporation, Hollingsworth & Vose, Cornell Iron Works and Follett Corporation. He is a Trustee of the Lehigh Valley Health Network. He holds a Ph.D. in economics from Syracuse University, where he was a National Science Foundation Fellow. He holds a Bachelor of Arts degree in economics from Boston College.

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

John B. Reilly, III was appointed as a director of our General Partner in May 2012. Mr. Reilly has also served as the President of City Center Investment Corp since October 2011. Prior thereto he was President of Landmark Communities and Managing Partner of Traditions of America since 2009. Mr. Reilly has thirty years of experience in commercial and residential real estate development and planning, finance management and law. Mr. Reilly serves as a trustee of Lafayette College and also served as the Chairman of the Board of Trustees for the Lehigh Valley Health Network. He holds a Juris Doctor degree from Fordham University Law School and a bachelor degree in economics from Lafayette College. He is a Certified Public Accountant and a member of the Pennsylvania Bar Association.

Maura E. Topper was appointed as a director of our General Partner in May 2012. Ms. Topper is the daughter of Joseph V. Topper Jr., our Chairman of the board of directors and Chief Executive Officer. From October 2010 to July 2012, Ms. Topper worked as a marketing account executive at MSG Promotions, Inc., an event marketing and management firm based in Allentown, Pennsylvania. Prior to joining MSG Promotions, Ms. Topper worked as a senior accountant in the audit practice of Deloitte & Touche LLP in New York from September of 2008 until September of 2010. In May 2008, Ms. Topper earned a Bachelor of Science degree in Accounting and a Bachelor of Science in Business (Finance) from Villanova University. Ms. Topper is currently enrolled in the Masters of Business Administration program at Columbia Business School where she was awarded a merit-based fellowship.

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

Tracy A. Derstine was appointed Executive Vice President of Administration in May 2012. Ms. Derstine has worked for LGC since 1999. Ms. Derstine has been the Vice President of Human Resources of LGC since February 2009. Prior to that, Ms. Derstine held the positions of Director of Human Resources from October 2006 to February 2009 and Human Resources Administrator and Office Administrator from 1999 to October 2006. In her position as Executive Vice President of Administration, Ms. Derstine oversees administrative departments for LGC including Human Resources, Safety, Information Technology and Insurance. Ms. Derstine has 14 years of experience in the wholesale and retail fuel distribution business and more than 30 years of human resource experience. She holds a Bachelor of Science/Bachelor of Arts degree in Management from Shippensburg University. Ms. Derstine is a member of Governor appointed PA Workforce Investment Board.

David F. Hrinak was appointed President of our General Partner in May 2012. Mr. Hrinak has been the President of LGC since September 2010. From 2005 until September 2010, Mr. Hrinak served as the Vice President of Wholesale for LGC. Mr. Hrinak has 36 years of experience in the wholesale and retail fuel distribution business. Prior to joining LGC, Mr. Hrinak was the Branded Wholesale Manager at ConocoPhillips. In addition to ConocoPhillips, he has held various leadership positions at BP and Mobil including Territory Manager, Sales and Business Consultant, Region Manager, and Wholesaler Business Manager.

Frank M. Macerato was appointed General Counsel, Secretary and Chief Compliance Officer of our General Partner in March 2013. Mr. Macerato has 19 years of legal experience primarily in the areas of securities law, mergers and acquisitions, corporate governance and financial transactions and owned his own practice between 2012 and 2013 prior to joining Lehigh Gas. Mr. Macerato worked at Cytec Industries Inc. from 2008 to 2012 as Corporate Counsel and Assistant Secretary, and at EnerSys as Vice President, General Counsel and Assistant Secretary. He was a Shareholder at Stevens & Lee, a law firm in Reading, PA and an Associate at Reed Smith, a law firm in Philadelphia, PA. Before becoming an attorney, Mr. Macerato held various management and engineering positions, primarily at Air Products and Chemicals, Inc. He holds a J.D. from the James E. Beasley School of Law at Temple University and an MBA in Management and Bachelor of Science in Chemical Engineering from Rensselaer Polytechnic Institute. He is licensed to practice law in Pennsylvania and New Jersey.

Mark L. Miller was appointed Chief Financial Officer and Treasurer of our General Partner in July 2012. He has been employed by LGC since 2004 as Vice President of Acquisitions managing LGC’s acquisitions, divestitures, acquisition financing and working capital requirements. Prior to joining LGC, Mr. Miller was the Chief Financial Officer for several middle market companies in various industries. Mr. Miller also spent six years with Deloitte & Touche LLP. Mr. Miller holds a Bachelor of Science degree in Accounting from Northeastern University and is a Certified Public Accountant.

David A. Sheaffer was appointed Chief Accounting Officer of our general partner in June 2013, following his employment by LGC as Director of Financial Reporting since November 2012. Prior to joining LGC, Mr. Sheaffer was Senior Manager of Financial Reporting for Graham Packaging Company, Inc., a publicly traded, specialty-packaging company, from June 2008 to November 2012 and was Manager of Technical Accounting and Financial Reporting for Rite Aid Corporation, a publicly traded, pharmacy-retail chain, from March 2005 to June 2008. Mr. Sheaffer also has more than nine years of experience with public accounting firms. He holds a Bachelor of Science degree in Accounting from Elizabethtown College and is a Certified Public Accountant.

Director Independence

Section 303A of the New York Stock Exchange listed company manual provides that limited partnerships are not required to have a majority of independent directors. The Board of Directors has adopted a policy that the Board shall at all times have at least three independent directors or such higher number as may be necessary to comply with the applicable federal securities law requirements. For the purposes of this policy, “independent director” has the meaning set forth in Section 10A(m) of the Securities Exchange Act of 1934, as amended, any applicable stock exchange rules and the rules and regulations promulgated in the Partnership governance guidelines available on its webpage www.lehighgaspartners.com. The Board of Directors has determined that Ms. German and Messrs. Malloy, Miller, Reilly and Wiss are independent directors.

Composition of the Board of Directors

Our General Partner’s board of directors consists of eight members. The board of directors holds regular and special meetings at any time as may be necessary. Regular meetings may be held without notice on dates set by the board of directors from time to time. Special meetings of the board of directors or meetings of any committee thereof may be held at the request of the Chairman of the board of directors or a majority of the board of directors (or a majority of the members of such committee) upon at least two days (if the meeting is to be held in person) or 24 hours (if the meeting is to be held telephonically) prior oral or written notice to the other members of the board or committee or upon such shorter notice as may be approved by the directors or members of such committee. A quorum for a regular or special meeting will exist when a majority of the members are participating in the meeting either in person or by telephone conference. Any action required or permitted to be taken at a board meeting may be taken without a meeting if such action is evidenced in writing and signed by a majority of the members of the board of directors.

Meeting of Non-Management Directors and Communications with Directors

At each of our five regularly scheduled meetings of the board of directors of our General Partner, all of our independent directors intend to meet in an executive session without participation by management. A non-management director will preside over each executive session of the non-management directors, although the same director is not required to preside over each session. Any non-management director may request that additional executive sessions of the non-management directors be held, and the presiding non-management director for the previous session will determine whether to call any such meeting.

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

Committees of the Board of Directors

The board of directors of our General Partner has established an audit committee, and even though not required by the NYSE, a compensation committee, a nominating and corporate governance committee, a conflicts committee and an acquisitions committee. The charter for each of the committees is available within the “Corporate Governance” section of our website at http://www.lehighgaspartners.com/investors/corporate-governance/page.aspx?id=1100. The Board of Directors held six meetings during 2013, and each director attended at least 75% of the Board and respective committee meetings while she or he was a director.

Audit Committee

Melinda B. German, John B. Reilly, III and Robert L. Wiss are the members of the audit committee. Mr. Reilly is the chair of the audit committee. As required by the NYSE, the audit committee is comprised entirely of directors who meet the financial literacy standards required of directors who serve on an audit committee in accordance with the rules and regulations established by the NYSE and the Exchange Act. The rules and regulations established by the NYSE and the Exchange Act also generally require that our audit committee consist entirely of independent directors. The board of directors of our General Partner has determined that Ms. German and Messrs. Reilly and Wiss meet the independence standards required of audit committee members by the NYSE and the Exchange Act. The board of directors of our General Partner has determined that Mr. Reilly is an “audit committee financial expert” as defined by SEC rules. The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee may also review and resolve matters that the board determines may involve a conflict of interest. The audit committee held eight meetings during 2013.

Compensation Committee

John F. Malloy, James H. Miller and Warren S. Kimber, Jr. are the members of the compensation committee. Mr. Malloy is the chair of the compensation committee. As required by the compensation committee charter, the compensation committee is comprised of a majority of independent directors, directors who qualify as “non-employee directors” for purposes of Rule 16b-3 of the Exchange Act and “outside directors” for purposes of Section 162(m) of the Code. The board of directors of our General Partner has determined that Messrs. Malloy and Miller meet the independence, “non-employee director” and “outside director” standards set forth in the compensation committee charter. The compensation committee is responsible for overseeing the compensation paid by us, if any, to our General Partner’s executive officers and directors. The compensation committee is also responsible for administering our long-term incentive plan and overseeing our other benefit plans. The compensation committee held four meetings during 2013.

Nominating and Corporate Governance Committee

James H. Miller, John B. Reilly, III and Maura E. Topper are the members of the nominating and corporate governance committee. Mr. Miller is the chair of the nominating and corporate governance committee. As required by the nominating and corporate governance committee charter, the nominating and corporate governance committee is comprised of a majority of independent directors. The board of directors of our General Partner has determined that Messrs. Miller and Reilly meet the independence standards set forth in the nominating and corporate governance committee charter. The nominating and corporate governance committee is responsible for administering the director nominations process for our General Partner and the development and maintenance of our corporate governance policies. The nominating and corporate governance committee held two meetings during 2013.

Conflicts Committee

Melinda B. German, John F. Malloy and Robert L. Wiss are the members of the conflicts committee. Pursuant to our partnership agreement, the members of the conflicts committee may not be officers or employees of our General Partner or directors, officers or employees of its affiliates, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. The board of directors of our General Partner has determined that Ms. German and Messrs. Malloy and Wiss qualify to serve on the conflicts committee. The conflicts committee is responsible for reviewing specific matters that the board of directors of our General Partner believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict is fair and reasonable to our partnership. The conflicts committee held three meetings during 2013.

Acquisitions Committee

During 2013, our General Partner’s Board of Directors formed an acquisitions committee and among other things, delegated authority to the acquisition committee to approve investments, acquisitions and divestitures in an amount not to exceed $50 million per transaction. Warren S. Kimber, Jr., John B. Reilly, III, Maura E. Topper, Robert L. Wiss and Joseph V. Topper, Jr are the members of the acquisitions committee. Mr. Topper is the chair of the acquisitions committee. As required by the acquisitions committee charter, at least one member of the acquisitions committee shall also be a director who is a member of the conflicts committee and must meet the independence standards required of directors who serve on an audit committee under Rule 10A-3 of the Exchange Act and the rules of the NYSE. The board of directors of our General Partner has determined that Mr. Wiss, a member of the conflicts committee, meets these requirements. The acquisitions committee held two meetings during 2013.

Meetings of Unitholders

Our partnership agreement provides that the General Partner manages and operates us and that, unlike holders of common stock in a corporation, unitholders only have limited voting rights on matters affecting our business or governance. Accordingly, we do not hold annual meetings of unitholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our General Partner’s board of directors and officers, and persons who own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Exchange Act, to file reports of beneficial ownership and reports of changes in beneficial ownership of such securities with the SEC. Directors, officers and greater than 10% unitholders are required by SEC regulations to furnish to us copies of all Section 16(a) forms they file with the SEC.

SEC regulations require us to identify in this Form 10-K anyone who filed a required report late during the most recent fiscal year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during fiscal 2013, all Section 16(a) filing requirements were satisfied on a timely basis.

Code of Conduct and Business Conduct

The board of directors of our General Partner has adopted a Code of Ethics and Business Conduct that applies to directors and executive officers of Lehigh Gas GP LLC, all employees of LGC and certain of our operating subsidiaries and any other person performing similar functions. Our General Partner also expects all employees of LGC performing services for the Partnership and its operating subsidiaries to adhere to the Code of Ethics and Business Conduct. Amendments to or waivers from the Code of Ethics and Business Conduct will be disclosed on our website. The board of directors of our General Partner has also adopted Governance Guidelines that outline important policies and practices regarding our governance.

We make available free of charge, within the “Corporate Governance” section of our website at http://www.lehighgaspartners.com/investors/corporate-governance/page.aspx?id=1100, and in print to any unitholder who so requests, the Code of Ethics and Business Conduct and the Governance Guidelines. Requests for print copies may be directed to Investor Relations at info@lehighgaspartners.com or to Investor Relations, Lehigh Gas Partners LP, 702 W. Hamilton St., Suite 203, Allentown, PA 18101 or made by telephone at (610) 625-8126. The information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Reimbursement of Expenses of Our General Partner

Except as otherwise set forth in our omnibus agreement, our partnership agreement requires us to reimburse our General Partner for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses reasonably allocable to us or otherwise incurred by our General Partner in connection with operating our business. The partnership agreement does not limit the amount of expenses for which our General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. Our General Partner is entitled to determine in good faith the expenses that are allocable to us. Please read “Item 13. Certain Relationships and Related Party Transactions and Director Independence—Omnibus Agreement.”

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our General Partner’s compensation programs and the key executive compensation decisions that were made during 2013. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned and awarded to our named executive officers (“NEOs”) under the 2012 Incentive Award Plan (“IAP”) and the 2013 Performance-Based Equity Program by us, as reflected in the compensation tables that follow the CD&A. Our NEOs for 2013 were as follows:

•	Joseph V. Topper, Jr., Chief Executive Officer

•	Mark L. Miller, Chief Financial Officer

•	David F. Hrinak, President

•	Tracy Derstine, Executive Vice President, Administration

•	Frank Macerato, General Counsel, Secretary & Chief Compliance Officer

Overview

Neither we nor our general partner directly employs any of the persons responsible for managing our business. All of our General Partner’s executive officers and other personnel necessary for managing our business are employees of LGC. However, the Board of Directors of our General Partner, or the Board, believes it is important to promote the interests of the Partnership and the General Partner by providing incentive compensation awards to employees of LGC, who perform services for us or on our behalf, for their service. Accordingly, pursuant to our partnership agreement, the General Partner is permitted to, and has adopted, IAP and the related Performance-Based Equity Awards Program (the “Performance Program” and, together with the IAP, the “Partnership’s Incentive Compensation Program”). The Partnership’s Incentive Compensation Program is administered by the Compensation Committee of the Board (referred to as the “Committee” in this CD&A) which is responsible for administering the Partnership’s Incentive Compensation Program and granting awards to the General Partner’s or LGC’s officers and employees under the IAP and the Performance Program. The members of the Committee are John M. Malloy (Chairman), Warren S. Kimber, Jr. James H. Miller, each of whom is independent under the rules of the NYSE.

Under the terms of the omnibus agreement with LGC, we pay an annual administrative fee of $5.0 million per year to LGC for the provision of general and administrative services. The general and administrative services covered by the annual administrative fee include, without limitation, executive management services of LGC employees, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resources services and insurance administration. No service covered by the administrative fee is assigned any particular value individually. At the end of each calendar year, we will have the right to submit to LGC a proposal to reduce the amount of the management fee for such year if we believe that the services performed by LGC do not justify payment of the amount of management fees paid by us for such year. In addition, LGC has the right, at the end of each calendar year, to submit to us a proposal to increase the amount of the management fee for such year if LGC believes that the services performed by LGC justify an increase in the management fee. If any such proposal is submitted, we will negotiate with LGC to determine if the management fee for such year should be reduced or increased, and, if so, the amount of such reduction or increase. In addition, upon a material change in our structure or our business, the conflicts committee of our general partner, which is comprised of independent directors, will review the management fee. If the conflicts committee determines that, based on a change in our structure or our business, the management fee should be modified or otherwise altered, we will negotiate with LGC to determine the appropriate modification or alteration of the management fee Although our NEOs, provide services to both LGC and us, no portion of the administrative fee is specifically allocated to services provided by our NEOs to us. Instead, the administrative fee covers all centralized services provided to us by LGC, and we do not reimburse LGC for the cost of such services. Except for awards under the Partnership’s Incentive Compensation Program, LGC and its board of directors have the decision-making authority with respect to the compensation of our NEOs, subject to Committee approval.

Roles and Responsibilities

The Committee. The Committee is responsible for reviewing and approving the compensation under the IAP of the chief executive officer (“CEO”) and, with the recommendation of our CEO, the compensation of the other executive officers, and for administering the Partnership’s Incentive Compensation Program. The Committee met four times in 2013. The CEO generally attends the Committee meetings, but is excused during discussions of the CEO compensation arrangements. The Committee, among other duties, determines (a) the annual incentives and long-term incentives awarded to our NEOs; (b) the criteria for achieving annual and long-term incentive awards; and (c) whether the conditions for the payment of awards have been met. The Committee periodically reviews all of the elements of our executive compensation program to make sure they are consistent with our business strategy and unit holder interests and that our incentive compensation programs remain competitive in light of changing trends, practices and market conditions while not encouraging excessive risk taking. The Committee also evaluates its own performance annually.

The Committee’s Independent Consultant. The Committee has in the past retained, and expects to annually retain in the future, an independent compensation consultant to provide expertise and guidance on executive compensation program design, market place trends and best practices. As part of the 2013 annual executive compensation review, the Committee retained Pay Governance, LLC (“Pay Governance”) as their independent executive compensation consultant. To assist the Committee with compensation decisions regarding fiscal year 2013, Pay Governance provided the Committee with an analysis on general marketplace practices. Pay Governance does not provide any other services to the Partnership and has not had any prior relationship with any of our executive officers. In compliance with the SEC and the NYSE disclosure requirements regarding the independence of compensation consultants, Pay Governance has affirmed their independence with regard to their partners, consultants and employees who provide services to the Committee on executive compensation matters.

The Committee and Management. Each year, the CEO and the Executive Vice President, Administration, who has overall responsibility for Human Resources, review with the Committee the general marketplace compensation data and information provided by the Committee’s independent compensation consultant. Based on feedback from the Committee regarding this data and the CEO’s subjective view of each executive officer’s performance, the CEO and Executive Vice President, Administration recommend annual incentive targets and annual grants of long-term incentives for each NEO, other than the CEO, The Committee reviews these recommendations along with other general marketplace data, and determines the final annual incentive targets and annual grants of long-term incentive awards for all executive officers, other than the CEO. The Committee reviews this data for the CEO and the performance of the CEO and determines the CEO’s incentive awards. Except as described above, the CEO does not participate in this process. Management also reviews policies and plans that impact executive compensation and benefits and makes appropriate recommendations regarding these policies and plans to the Committee based on general marketplace data, best practice and good corporate governance.

Compensation Objectives and Philosophy

Our 2013 NEO compensation framework was designed to reward our NEOs for their efforts with respect to our initial public offering (which was completed in 2012), provide retention incentives for our NEOs and incent our NEOs to increase the value of our common units. Our compensation program is intended to:

•	motivate and retain our General Partner’s key executives;

•	align the long-term economic interests of our General Partner’s executives with those of our unit holders; and

•	reward excellence and performance by our General Partner’s executives that increases the value of our units.

These objectives govern the Compensation Committee’s decisions with respect to the amount of awards made under the IAP to our NEOs.

At present, our Incentive Compensation Program consists of two elements: long-term incentives in the form of awards under the IAP and a Performance-Based Bonus Program.

Elements of Executive Compensation

Our executive compensation programs are designed to reflect the philosophy and objectives described above. The elements of executive pay are presented in the table below and discussed in more detail in the following paragraphs.

Component	Type of Payment/Benefit	Purpose

Base Salary (paid by LGC)	Fixed cash payments with each executive generally eligible for annual increase.	Not applicable: all base salaries are paid by LGC.

Long-term Incentives	Phantom Units and Profits Interests	Align long-term interests of NEOs with those of our public unitholders by rewarding for performance based performance and growth.

Annual Incentives	Performance-based annual cash payment.	Reward excellence and performance. Focus on company-wide goals.

Our compensation philosophy for our NEOs has been driven by the need to recruit, develop, motivate and retain top talent both in the short-term and long-term. The same compensation philosophy has been applied to all levels of managerial employees. The Committee considers other factors, which may include internal pay equity and consistency and the NEO’s job responsibilities, management experience, individual contributions, number of years in his or her position and recent compensation adjustments, as well as other relevant considerations (with no particular weighting assigned to any of these factors). Our emphasis on variable or “at risk” components of incentive pay results in actual compensation based on the achievement of the objectives established in our annual and long-term incentive plans and changes in the value of our common units. While the Committee believes that each compensation component should be considered separately and that payments or awards derived from one component should not negate or reduce payments or awards derived from other components, the components are considered within the context of each executive’s total compensation.

The Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and annual compensation or among different forms of non-cash compensation. However, our strategy includes ongoing evaluation and adaptation, as necessary, of our compensation programs to ensure continued alignment between company performance and pay.

Cash Compensation Except as described below, we have not directly paid, and do not intend to directly pay, any cash compensation to our named executive officers.

Effective as of July 22, 2013, the Compensation Committee, upon request by LGC and with input from Pay Governance LLC, its independent compensation consultant, decided to change the structure of Mr. Topper’s base compensation. In lieu of cash, the Compensation Committee granted Mr. Topper 6,304 common units under the IAP. The value of these units on the date of grant was equal to the amount of cash Mr. Topper would have received as base cash compensation for the period beginning on July 22, 2013, and ending on December 31, 2013. Because base compensation is paid by LGC, LGC reimbursed us for the value of the units in the amount of $170,523, which was based on the closing price of the Partnership’s publicly traded common units on the date just prior to the grant date. This decision was made to further align Mr. Topper’s personal interests with those of our unit holders.

Long Term Incentives. Our General Partner adopted the IAP for employees, officers, consultants and directors of our General Partner and any of its affiliates, including LGC, who perform services for us. The IAP provides for the grant of restricted units, unit options, performance awards, phantom units, unit awards, unit appreciation rights, distribution equivalent rights and other unit-based awards. Generally, we grant long-term incentive awards on or about March 15 of each year in conjunction with the review of other elements of total compensation. We do not time IAP grants in coordination with the release of material non-public information.

In consideration for their efforts to our successful IPO, and at the sole discretion of the Committee, our General Partner granted 449,662 phantom unit awards, as adjusted for any applicable forfeitures, to employees of LGC during 2013, 147,502 of which were to our NEOs. These awards are subject to restrictions on transferability and substantial risk of forfeiture and are intended to retain and motivate our NEOs. A phantom unit represents a notional common unit granted under the IAP which, upon vesting, entitles the phantom unit holder to receive (as determined by the Committee in its discretion) either a common unit or an amount of cash equal to the fair market value of a common unit. The phantom units have a three year vesting period so long as the award recipient remains in continuous service with us, our General Partner or any of our General Partner’s affiliates and any forfeiture restrictions lapse upon vesting. No distributions are payable to the holders of any phantom unit award until such award vests and converts to common units, and then only if and when distributions are made by us to our common unit holders. The amounts of the awards granted to the NEOs were based on the CEO’s recommendations, considering factors such as scope of responsibility, longevity with the Partnership’s predecessor and performance.

Effective March 6, 2014, the Committee approved a new type of other unit-based award: profits interests. Profits interests are represented by Class B Units of our wholly-owned subsidiary, LGP Operations LLC (“Operations”), which are designed to constitute “profits interests” within the meaning of the Internal Revenue Code and published Internal Revenue Service guidance and will generally not be taxed at the time of grant, though the holder will be required to report on his income tax return his allocable share of Operations’ income, gain, loss, deduction, and credit, regardless of whether Operations makes a distribution of cash. Instead, such units are generally taxed upon a disposition of the unit or distributions of money to the extent that such amounts received exceed the basis in the units. Generally, no deduction is available to the Partnership or Operations upon the grant, vesting or disposition of the long-term incentive Class B Units. The profits interests are subject to vesting schedules determined by the Committee. Holders of vested Class B Units are entitled to receive distributions from us generally on the same terms as our common unit holders and vested Class B Units are redeemable for our common units beginning on the second anniversary of the grant date at a conversion ratio of not greater than 1:1.

Performance-Based Equity Awards Program. Our NEO’s participate in the Performance Program. Pursuant to this program, each NEO will receive a certain percentage of his or her actual base salary (which is paid by LGC), as shown below, as a performance bonus if the Partnership achieves certain performance goals in 2013. The annual incentive opportunity percentage is determined solely at the discretion of the Committee, but is generally based on the level of accountability and future potential of each executive and the achievement of outstanding individual results.

Name	2013 Annual Incentive Opportunity as a % of Base Salary
Joseph V. Topper	100%
Mark L. Miller	75%
David F. Hrinak	75%
Tracy Derstine	50%
Frank Macerato	50%

The 2013 Performance-Based Equity Awards Program for executive officers, as determined by the Committee, was based on the achievement of pre-determined targets for earnings before interest, tax, depreciation and amortization, as adjusted for acquisitions and certain extraordinary expenses (“EBITDA”) weighted at 70%, and growth weighted at 30%. The Committee believed the EBITDA goal reflects how we have performed in all areas of managing our business, and the growth goal, which is measured by the dollar value of acquisitions which are within the Partnership’s pre-determined valuation formulas, is a key driver in growing the value of the Partnership.

The EBITDA and Growth goals for 2013 were:

Measure	20% of Payout	80% of Payout	100% of Payout
EBITDA (as adjusted)	90% of EBITDA target	100% of EBITDA target	110% of EBITDA target
Growth	90% of Growth target	100% of Growth target	110% of Growth target

The goals are thresholds - no additional incentive is earned for surpassing a payout level until the next level is met. In no event can a participant earn more than 100% of the annual incentive opportunity. The actual performance bonus will be paid 100% in phantom units or profits interests, one-third of which will vest on each anniversary of the grant date until fully vested. However, the Committee has retained the discretion to pay up to 40% of the performance bonus in cash to the participants before the grant date. For 2013, the NEOs earned 38% of the annual incentive opportunity. This percentage equals weighted average result of the Partnership’s meeting the minimum threshold for the EBITDA portion, resulting in a 20% payout with respect to the EBITDA component and meeting the 100% target for the Growth component, resulting in an 80% payout for the Growth component.

The following are the dollar amounts that each of our NEOs earned under the Performance Plan for 2013:

Joseph V. Topper	$152,491
Mark L. Miller	$85,497
David F. Hrinak	$85,500
Tracy Derstine	$43,588
Frank Macerato	$32,885

Amounts payable under this plan are paid in either phantom units or profits interests, at the election of the recipient. The recipient may also elect to receive up to 40% of the amount payable in cash. The total number of phantom units and profits interests will be determined on or before March 14 of this year and will be based on the closing price of our common units on the NYSE on March 13.

Perquisites

We do not provide any fringe benefits or perquisites to our NEOs.

Severance and Change in Control Benefits

We do not provide any severance or change of control benefits to our NEOs.

Other Benefits

We do not maintain a defined benefit pension plan for our NEOs nor do we provide a basic benefits package.

Employment Agreements

Neither LGC nor our General Partner has entered into any employment agreements with any of our NEO’s.

Relation of Compensation Policies and Practices to Risk Management

LGC’s policies and practices are designed to provide rewards for short-term and long-term performance, both on an individual and partnership basis. In general, optimal financial and operational performance, particularly in a competitive business, requires some degree of risk-taking. Accordingly, the use of compensation as an incentive for performance can foster the potential for management and others to take unnecessary or excessive risks to reach performance thresholds that qualify them for additional compensation.

From a risk management perspective, our policy is to conduct our commercial activities within pre-defined risk parameters that are closely monitored and are structured in a manner intended to control and minimize the potential for unwarranted risk-taking. We also routinely monitor and measure the execution and performance of our operations and acquisitions relative to expectations.

We expect our compensation arrangements to contain a number of design elements that serve to minimize the incentive for taking unwarranted risk to achieve short-term, unsustainable results. Those elements include delaying the rewards and subjecting such rewards to forfeiture for terminations related to violations of our risk management policies and practices or of our Code of Ethics and Business.

In combination with our risk-management practices, we do not believe that risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us.

Pension Benefits

Currently, we do not, and do not intend to, provide pension benefits to our NEOs. Our General Partner may revisit this policy in the future.

Nonqualified Deferred Compensation

Currently, we do not, and do not intend to, sponsor or adopt a nonqualified deferred compensation plan. Our General Partner may revisit this policy in the future.

Unit Ownership Requirements

Our General Partner does not have any express unit ownership requirements.

Guidelines for Trades by Insiders

We maintain a Window Trading Policy that governs trading in our units by officers and directors required to report under Section 16 of the Exchange Act, as well as certain other employees who may have regular access to material non-public information about us. These policies include pre-approval requirements for all trades and periodic trading “black-out” periods designed with reference to our quarterly financial reporting schedule. We also require pre-approval of all trading plans adopted pursuant to Rule 10b5-1 promulgated under the Exchange Act. To mitigate the potential for abuse, no trades are allowed under a trading plan within 30 days after adoption. In addition, we discourage termination or amendment of trading plans by prohibiting trades under new or amended plans within 30 days following a plan termination or amendment. In addition, this policy prohibits (a) speculative transactions in our units such as short sales, puts, calls or other similar transactions in an effort to hedge certain economic risks or otherwise; (b) holding securities of the Partnership in a margin account; and (c) pledging Partnership securities as collateral for loans. A copy of our Window Trading Policy is available within the “Corporate Governance” section of our website at http://www.lehighgaspartners.com/investors/corporate-governance/page.aspx?id=1100.

Impact of Regulatory Requirements

Deductibility of Executive Compensation. In 1993, the federal tax laws were amended to limit the deduction a publicly-held company is allowed for compensation paid to the chief executive officer and to the four most highly compensated executive officers other than the chief executive officer. Generally, amounts paid in excess of $1.0 million to a covered executive, other than performance-based compensation, cannot be deducted. In order to constitute performance-based compensation for purposes of the tax law, stockholders must approve the performance measures. Because the Partnership does not anticipate that the non-performance-based compensation for any executive officer will exceed the $1.0 million threshold in the near term, stockholder approval necessary to maintain the tax deductibility of compensation at or above that level is not being requested. We will reconsider this matter if compensation levels approach this threshold, in light of the tax laws then in effect. We will consider ways to maximize the deductibility of executive compensation, while retaining the discretion necessary to compensate executive officers in a manner commensurate with performance and the competitive environment for executive talent.

Non-Qualified Deferred Compensation. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to non-qualified deferred compensation arrangements. We believe we are in compliance with the statutory provisions which were effective January 1, 2005, and the regulations which became effective on January 1, 2009.

Accounting for Stock-Based Compensation. We account for stock-based compensation in accordance with the requirements of FASB ASC Topic 718 for all of our stock-based compensation plans. See Note 17 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013, for a discussion of all assumptions made in the calculation of this amount.

Policy on Recovery of Compensation. Our Chief Executive Officer and Chief Financial Officer are required to repay certain bonuses and stock-based compensation they receive if we are required to restate our financial statements as a result of misconduct as required by Section 304 of the Sarbanes-Oxley Act of 2002.

Committee Report

The members of the Committee have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee recommended to the Board of our general partner that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The members of the Committee have submitted this Report to the Board of Directors as of March 6, 2014:

John M. Malloy (Chairman)

Warren S. Kimber, Jr.

James H. Miller

2013 Summary Compensation Table

The following Summary Compensation Table sets forth the compensation for our NEOs: our Chief Executive Officer, Mr. Topper: our Chief Financial Officer, Mr. Miller, and our General Partner’s three other most highly compensated executive officers for the fiscal year ended December 31, 2013.

Name and Principal Position	Fiscal Year (1)	Salary ($)(2)(3)	Stock Awards ($)(4)	All Other Compensation ($)(5)	Total ($)
Joseph V. Topper, Jr. Chief Executive Officer	2013	$170,523		$152,491	$323,014
Mark L. Miller Chief Financial Officer	2013		$1,222,715	$85,497	$1,308,212
David F Hrinak President	2013		$1,358,570	$85,500	$1,444,070
Tracy A. Derstine Executive Vice President, Administration	2013		$649,602	$43,588	$693,190
Frank M. Macerato General Counsel, Secretary & Chief Compliance Officer	2013		$110,034	$32,885	$142,919

(1)	Our NEOs did not receive any compensation from us in 2012.
(2)	Represents the dollar value of the 6,304 common units issued to Mr. Topper. LGC reimbursed us for this amount.
(3)	As noted above, other than awards under the Performance Program, the value of which is provided under “All Other Compensation,” and the grants of phantom units under the IAP, no other compensation is reported for the NEOs as none of their compensation was paid by us for 2013.
(4)	This column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes for the phantom units granted under the IAP. Fair value is calculated using the closing price of our units on the date of grant. The per unit grant date fair value for the 2013 grants was $22.65. Assumptions used in the calculation of this amount are included in Note 17 to our audited financial statements for the 2013 fiscal year included in this Annual Report on Form 10-K.
(5)	This amount represents the dollar amount due our NEOs under the Performance Program. Under the Performance Program, the NEOs will have the ability to elect to receive either phantom units or profits interests on or about March 10, 2014. In addition, the Committee may elect to pay up to 40% of the amount due in cash. The number of phantom units or profits interests will be determined based on the closing price of our common units on the NYSE on the grant date, which is expected to be March 14, 2014.

Grants of Plan Based Awards in 2013

The following table provides information regarding plan-based awards granted to our NEOs during fiscal year 2013.

Name	Grant Date	All Other Stock Awards: (#)(1)	Grant Date Fair Value of Units and Option Awards (2)
Joseph Topper	3/15/2013	—	—
Mark Miller	3/15/2013	53,983	$1,222,715
David F. Hrinak	3/15/2013	59,981	1,358,570
Tracy A. Derstine	3/15/2013	28,680	649,602
Frank Macerato	3/15/2013	4,858	110,034

(1)	Represents phantom units granted under the IAP.

(2)	This column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes for the phantom units granted under the IAP. Fair value is calculated using the closing price of our units on the date of grant. The per unit grant date fair value for the 2013 grants was $22.65. Assumptions used in the calculation of this amount are included in Note 17 to our audited financial statements for the 2013 fiscal year included in this Annual Report on Form 10-K.

Outstanding Equity Awards at December 31, 2013

The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2013.

	Unit Awards
Name	Number of Units That Have Not Vested (#)(1)	Market Value of Units That Have Not Vested ($)(2)
Joseph V Topper, Jr.	—	—
Mark Miller	53,983	$1,543,914
David C. Hrinak	59,981	$1,715,457
Tracy Derstine	28,680	$820,248
Frank Macerato	4,858	$138,940

(1)	All awards in this column are phantom units which vest ratably every year beginning March 15, 2014, through March 15, 2016.
(2)	Amounts in this column are based upon a fair market value of $28.60 per unit which was the NYSE closing price of our common units on December 31, 2013.

Option Exercises and Stock Vested in 2013

No phantom unit awards vested during the fiscal year ended December 31, 2013, and therefore no value was realized on vesting of any such awards. Additionally, we have not issued any options.

Potential Payments Upon Termination or Change-in-Control

Vesting with respect to equity compensation awards that a NEO holds at the time of a change in control may be accelerated at the discretion of the compensation committee including upon a change in control or upon various termination events, but for purposes of this disclosure we have assumed that no awards will receive accelerated treatment. As of December 31, 2013, none of the NEOs was entitled to payments upon a change in control or a termination of employment pursuant to any employment agreement, severance agreement or change in control agreement.

Compensation of Directors in 2013

Officers or employees of LGC, our General Partner or our operating subsidiaries who also serve as directors of our General Partner do not receive additional compensation for their service as a director of our General Partner. For 2013, directors who were not officers or employees of LGC, our General Partner or our operating subsidiaries were entitled to receive compensation packages consisting of an annual retainer of $20,000 and an annual grant of common units having a fair market value on the date of grant of $20,000. Each of the directors entitled to receive such compensation elected to receive units in lieu of the cash retainer. Because our policy is generally to only grant equity awards on March 15th of each year, the grant to the directors for the entire amount of their compensation,. $40,000, will occur on March 15, 2014, and will be vested at grant. Further, for each meeting of the board of directors and each committee meeting a non-employee director attends, he or she receives $1,000 and $500, respectively. The chair of each committee receives an additional retainer of $5,000 annually.

For 2014, the board of directors of the General Partner, upon a recommendation of the sole member of the General Partner, elected to increase the value of the annual compensation package for each non-employee director to $55,000. On March 14, 2014, each director, at his/her option, will receive a grant of either phantom units or profits interests, valued based on the closing price of our common units on March 13, 2014. Such grant will vest on March 15, 2015, provided such director has served continuously on the board through December 31, 2014. Each director may elect to receive $5,000 in cash per quarter ($20,000 annually) in lieu of an equivalent value of his/her equity grant. No changes were made to the meeting fees or fees for serving as a committee chair.

In addition, non-employee directors are reimbursed for all out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director is fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

The following table sets forth certain information concerning the compensation earned by our directors for the year ended December 31, 2013: (i) the aggregate dollar amount of all fees earned in cash for services as a director, (ii) the dollar value of the phantom units or profits interests to be granted to the directors on March 15, 2014 and (iii) the total compensation earned by each director.

Name	Fees Earned or Paid in Cash ($)	All other compensation ($)(1)	Total ($)
Warren S. Kimber, Jr.	7,000	40,000	47,000
John F. Malloy	10,250	40,000	50,250
James H. Miller	9,250	40,000	49,250
John B. Reilly, III	8,750	40,000	48,750
Maura E. Topper	7,500	40,000	47,500
Robert L. Wiss	10,750	40,000	50,750

(1)	This amount represents the dollar amount paid to our directors under the IAP. Under the IAP, the directors will have the ability to elect to receive either phantom units or profits interests on or prior to March 14, 2014. The number of phantom units or profits interests will be determined based on the closing price of our common units on March 13, 2014.

The directors did not have any outstanding equity awards at December 31, 2013.

Compensation Committee Interlocks and Insider Participation

Messrs. Malloy, Miller and Kimber served on the Committee during 2013. There are no interlocking relationships requiring disclosure pursuant to Item 407(e)(4)(iii).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

As of February 17, 2014, the following table sets forth the beneficial ownership of our common and subordinated units that are owned by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding common units;

•	our General Partner;

•	each director and named executive officer of our General Partner; and

•	all of the directors and named executive officers of our General Partner, as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Units Beneficially Owned
Oppenheimer Funds, Inc. (2)	1,385,693	12.33%	—	—	7.38%
Goldman Sachs Asset Management, L.P. (3)	1,015,000	9.03%	—	—	5.41%
Lehigh Gas GP LLC (4)	—	—	—	—	—
Lehigh Gas Corporation (5)	—	—	3,732,218	49.60%	19.89%
Joseph V. Topper, Jr. (5)(6)(7)	562,321	5.00%	6,786,499	90.19%	39.15%
Energy Realty Partners, LLC (5)	487,270	4.33%	1,334,259	17.73%	9.71%
Mark L. Miller	17,994	*	—	—	*
David F. Hrinak	19,994	*	—	—	*
Frank M. Macerato	3,219	*	—	—	*
Tracy A. Derstine	12,060	*	—	—	*
John B. Reilly, III (8)	111,080	0.99%	738,501	9.81%	4.53%
Warren S. Kimber, Jr.	5,174	*	*	—	*
Melinda B. German	—	—	—	—	—
John F. Malloy	20,398	*	*	*	*
James H. Miller	80,174	*	*	*	*
Maura E. Topper	174	*	*	*	*
Robert L. Wiss	60,174	*	*	*	*
All executive officers and directors as a group (13 persons)	893,762	5.99%	7,525,000	100%	43.68%

*	Less than 1%
(1)	The address of each individual or entity named in the table above, other than Oppenheimer Funds, Inc. and Goldman Sachs Asset Management, L.P., is c/o Lehigh Gas GP LLC, 702 West Hamilton Street, Suite 203, Allentown, PA 18101.
(2)	Oppenheimer Funds, Inc. as of December 31, 2013, (i) shared power to vote 1,385,693 shares, and (ii) shared power to dispose of 1,385,693 shares; and which reports beneficial ownership for Oppenheimer SteelPath MLP Income Fund as of December 31, 2013, (i) sole power to vote 1,370,422 shares, and (ii) shared power to dispose of 1,370,422 shares according to its Schedule 13G filed on February 6, 2014. The address for Oppenheimer Funds, Inc. is Two World Financial Center, 225 Liberty Street, New York, NY 10281.
(3)	Goldman Sachs Asset Management, L.P., together with GS Investment Strategies, LLC as of December 31, 2013, (i) shared power to vote 1,015,000 shares, and (ii) shared power to dispose of 1,015,000 shares according to their Schedule 13G filed on February 13, 2014. The address for Goldman Sachs Asset Management, L.P. is 200 West Street, New York, NY 10282.
(4)	Lehigh Gas GP LLC is wholly owned by Lehigh Gas Corporation.
(5)	The units shown as beneficially owned by Joseph V. Topper, Jr. include units beneficially owned by entities that are controlled by Mr. Topper, including Lehigh Gas Corporation and Energy Realty Partners, LLC. The units that are beneficially owned by Mr. Topper by way of his control of Lehigh Gas Corporation and Energy Realty Partners, LLC are also shown as beneficially owned by those entities in the table above.

(6)	Mr. Topper, as the President, Chief Executive Officer and sole director of Lehigh Gas Corporation and as a trustee of a trust that is the sole shareholder of Lehigh Gas Corporation, may be deemed to have beneficial ownership of the units beneficially owned by Lehigh Gas Corporation. The units beneficially owned by Lehigh Gas Corporation are included in the number of units shown as beneficially owned by Mr. Topper in the table above.
(7)	Mr. Topper, as the sole manager and indirect owner of Energy Realty Partners, LLC, may be deemed to have beneficial ownership of the units beneficially owned by Energy Realty Partners, LLC. The units beneficially owned by Energy Realty Partners, LLC are included in the number of units shown as beneficially owned by Mr. Topper in the table above.
(8)	John B. Reilly, III may be deemed to share beneficial ownership of 738,501 subordinated units beneficially owned by the 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr. (the “Reilly Trust”) in his capacity as one of two trustees of the Reilly Trust.

Securities Authorized For Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Lehigh Gas Partners LP 2012 Incentive Award Plan (1)	433,373	n/a	1,071,627

(1)	Does not include phantom units or profits interests to be granted on March 14, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

As of March 3, 2014, Mr. Topper and entities controlled by him, including LGC, owned 562,321 common units and 6,786,499 subordinated units representing a 39.15% limited partner interest in us. A trust of which Mr. Topper is a trustee owns 85% of our incentive distribution rights. In addition, Mr. Topper indirectly controls our General Partner through his ownership and control of LGC, which has a 100% membership interest in our General Partner. As of March 3, 2014, Mr. Reilly and a trust of which Mr. Reilly is a trustee, collectively owned 111,080 common units and 738,501 subordinated units representing a 4.53% limited partner interest in us and 15% of our incentive distribution rights. Our General Partner owns a non-economic General Partner interest in us.

The terms of the transactions and agreements disclosed in this section were determined by and among affiliated entities and, consequently, are not the result of arm’s length negotiations. Such terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms which could have been obtained from unaffiliated third parties.

Distributions and Payments to LGC and our General Partner and Certain Related Parties

The following table summarizes the distributions and payments to be made by us to our General Partner and its affiliates, including Mr. Topper, LGC and certain related parties, in connection with the ongoing operation of our business and distributions and payments that would be made by us if we were to liquidate in accordance with the terms of our partnership agreement.

Operational Stage

Distributions to our General Partner, LGC and its affiliates, Messrs. Topper and Reilly and a trust of which Mr. Reilly is a trustee

We will generally make cash distributions to the unitholders, including LGC and its affiliates, Messrs. Topper and Reilly and a trust of which Mr. Reilly is a trustee.

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

Cash distributions to our General Partner, LGC and its affiliates, Messrs. Topper and Reilly and a trust of which Mr. Reilly is a trustee amounted to $14.1 million in 2013.

Payments to our General Partner and its affiliates	We pay LGC a management fee, which is an amount equal to (1) $420,000 per month plus (2) $0.0025 for each gallon of motor fuel we distribute per month for management, administrative and operating services for us. We reimburse our General Partner and LGC for all out-of-pocket third-party expenses they incur and payments they make on our behalf. Our General Partner determines in good faith the expenses that are allocable to us. Management fees for 2013 and the period from October 31, 2012 through December 31, 2012 amounted to $6.6 million and $1.1 million, respectively.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our General Partner, is entitled to receive liquidating distributions according to their particular capital account balances.

Ownership of Our General Partner

LGC, which is owned by a trust for which Mr. Topper is the trustee, owns all of the membership interests in our General Partner.

Agreements with Affiliates

On October 30, 2012, in connection with the closing of our initial public offering, we entered into certain agreements with LGC, its affiliates and LGO as described in more detail below.

Omnibus Agreement

On October 30, 2012, in connection with the closing of our initial public offering, we and our General Partner entered into an omnibus agreement with LGC, LGO, and for limited purposes, Mr. Topper.

Management Services and Term. Pursuant to the omnibus agreement, LGC provides us and our General Partner with management, administrative and operating services. These services include accounting, tax, corporate record keeping and communication, legal, financial reporting, internal audit support, compliance, maintenance of internal controls, environmental compliance and remediation management oversight, treasury, tax reporting, information technology and other administrative staff functions, and the arrangement of administration of insurance programs. As a partnership without employees, LGC provides us with personnel necessary to carry out the services to be provided under the omnibus agreement and any other services necessary to operate our business. We do not have any obligation to compensate the officers of our General Partner or employees of LGC. The initial term of the omnibus agreement is four years and will automatically renew for additional one year terms unless any party provides written notice to the other parties 180 days prior to the end of the term of the omnibus agreement. We have the right to terminate the agreement at any time during the initial term upon 180 days’ prior written notice.

Fees and Reimbursements. We pay LGC a management fee, which is an amount equal to (1) $420,000 per month plus (2) $0.0025 for each gallon of motor fuel we distribute per month. In addition, and subject to certain restrictions on LGC’s ability to incur third-party fees, costs, taxes and expenses, we reimburse LGC and our General Partner for all reasonable out-of-pocket third-party fees, costs, taxes and expenses incurred by LGC or our General Partner on our behalf in connection with providing the services required to be provided by LGC under the omnibus agreement. Examples of these types of fees, costs, taxes and expenses, include:

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

General Indemnification; Limitation of Liability. Pursuant to the omnibus agreement, we are required to indemnify LGC for any liabilities incurred by LGC attributable to the management, administrative and operating services provided to us under the agreement, other than liabilities resulting from LGC’s bad faith or willful misconduct. In addition, LGC is required to indemnify us for any liabilities we incur as a result of LGC’s bad faith or willful misconduct in providing management, administrative and operating services under the omnibus agreement. Other than indemnification claims based on LGC’s bad faith or willful misconduct, LGC’s liability to us for services provided under the omnibus agreement cannot exceed $5,000,000 in the aggregate.

Environmental Indemnification by LGC. Pursuant to the omnibus agreement, LGC is required to indemnify us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence at our predecessor’s sites prior to the closing of our initial public offering. LGC is the beneficiary of escrow accounts created to cover the cost to remediate certain environmental conditions. In addition, LGC maintains insurance policies to cover environmental liabilities and/or, where available, participates in state programs that may also assist in funding the costs of environmental investigation and remediation.

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

Environmental Indemnification of LGC. Other than with respect to liabilities resulting from LGC’s bad faith or willful misconduct, we are required to indemnify LGC for any costs or expenses it incurs in connection with environmental liabilities and third-party claims that are based on environmental conditions that arise at our sites following the closing of our initial public offering. We maintain insurance policies with insurers in amounts and with coverage and deductibles as our General Partner believes are reasonable and prudent to cover environmental liabilities and third-party claims that are based on environmental conditions that arise at our sites following the closing of our initial public offering. However, we cannot assure you that this insurance is adequate to protect us from all material expenses related to potential environmental liabilities or that these levels of insurance are available in the future at economical prices. Under the omnibus agreement, we are required, where permitted under our insurance policies, to name LGC as an additional insured under these policies.

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

The omnibus agreement also provides that Mr. Topper, LGC and LGO agree, and are required to cause their controlled affiliates to agree, for so long as Mr. Topper, LGC and LGO, or their controlled affiliates, individually or as part of a group, control our General Partner, to notify us of their desire to sell any of their assets or businesses if Mr. Topper, LGC and LGO, or any of their controlled affiliates, decides to attempt to sell (other than to another controlled affiliate of Mr. Topper, LGC or LGO) any assets used, or any interest in any business primarily engaged, in the wholesale motor fuel distribution or retail gas station operation businesses, to a third party. Prior to selling such assets or businesses to a third party, Mr. Topper, LGC and LGO are required to negotiate with us exclusively and in good faith for a reasonable period of time in order to give us an opportunity to enter into definitive documentation for the purchase and sale of such assets or businesses on terms that are mutually acceptable to Mr. Topper, LGC and LGO, or their controlled affiliates, and us. If we and Mr. Topper, LGC and LGO, or their controlled affiliates, have not entered into a letter of intent or a definitive purchase and sale agreement with respect to such assets or businesses within such period, Mr. Topper, LGC and LGO, and their controlled affiliates, have the right to sell such assets or businesses to a third party following the expiration of such period on any terms that are acceptable to Mr. Topper, LGC and LGO, or their controlled affiliates, and such third party. Our decision to acquire or not to acquire assets or businesses pursuant to this right requires the approval of the conflicts committee of the board of directors of our General Partner. This right of first offer does not apply to the sale of any assets or interests that the Topper Group owned at the closing of the IPO that were not contributed to us in connection with the IPO.

Lease Agreements with LGO

We have entered, and intend to continue to enter into, lease agreements with LGO pursuant to which LGO, as applicable, leases or subleases from us sites in order to operate the retail operations at our sites. The terms of the each lease agreements are typically 15 years and LGO has the right under the lease agreements to extend each lease for two additional five-year terms. The leases with LGO are typically modified triple-net leases under which LGO is responsible for all expenses that arise from the use of the site, including, but not limited to, taxes, insurance, maintenance and repair costs, other than expenses related to the maintenance, repair and replacement of the underground storage tanks. We typically have the right to terminate leases with LGO upon providing LGO with 180 days prior written notice and reimbursing LGO for all unamortized capital expenses incurred by LGO in connection with the leased site. The leases typically contain cross-default provisions with the wholesale supply agreement and each other lease agreement with LGO. The rent under these leases, and any additional leases, may be less favorable to us than the terms that we could have obtained from unaffiliated third parties. In addition, for a site we sub-lease to LGO, the rent we receive from LGO may not be sufficient to cover our annual lease obligations for this site. Rent income from LGO amounted to $25.3 million and $3.2 million in 2013 and for the period October 31, 2012 through December 31, 2012, respectively.

As discussed in Notes 1 and 11 to the financial statements, we terminated leases with LGO at the Commission Sites and closed sites. In addition, during 2013, we agreed with LGO to terminate certain leases with LGO of sites that it operated and accordingly entered into new leases with third parties to operate such sites. We also terminated the supply agreements with LGO (described below) with respect to such sites and entered into new supply agreements with the third parties who leased these sites. The transactions were approved by the conflicts committee of the Board of Directors of our General Partner.

Supply Agreements with LGO

In connection with the closing of our initial public offering, we entered into a wholesale supply agreement with LGO pursuant to which we wholesale distribute motor fuels to LGO. The term of the wholesale supply agreement is 15 years. We have the right to impose the brand of fuel that is distributed to LGO under the wholesale supply agreement. Pursuant to the wholesale supply agreement, LGO is required to purchase all motor fuels from us. There are no minimum volume requirements that LGO is required to satisfy. We charge LGO the DTW prices for each grade of product in effect at the time title to the product passes to LGO. The conflicts committee of our General Partner shall, no less than annually, review the DTW prices charged to LGO to ensure that the prices are not below reasonable market rates charged to similarly situated or otherwise comparable third-party sites over a representative period of time. We have a right of first refusal in connection with any proposed transfer by LGO of its interest in the wholesale supply agreement. The wholesale supply agreement contains cross-default provisions with each lease agreement with LGO. Revenues from fuel sales to LGO amounted to $912.6 million and $145.2 million in 2013 and for the period October 31, 2012 through December 31, 2012, respectively.

Advance to LGO related to the Express Lane Acquisition

As disclosed in Note 4 to the financial statements, during 2013, the Partnership paid $1.7 million of additional purchase price consideration for the net working capital acquired from the sellers of Express Lane, Inc. Because the net working capital was transferred to LGO at the acquisition date, LGO repaid this amount to the Partnership in October 2013.

Lease and Supply Agreements with other Related Parties

The Partnership sells motor fuel and leases property to a related party owned by a relative of the Chief Executive Officer of the General Partner. Total revenues amounted to $103.2 million, $17.7 million, $88.8 million and $109.5 million for the year ended December 31, 2013, the period from October 31 to December 31, 2012, the period from January 1 to October 30, 2012, and the year ended December 31, 2011, respectively. Accounts receivable amounted to $1.1 million and $1.2 million as of December 31, 2013 and 2012, respectively.

The Partnership and the Predecessor Entity lease certain motor fuel stations from their affiliates under cancelable operating leases. Rent expense under these agreements was $1.0 million, $0.2 million, $0.6 million and $0.6 million for 2013, the period October 31, 2012 through December 31, 2012, the period January 1, 2012 through October 30, 2012, and 2011, respectively.

Purchase of Site from Affiliate

In December 2012, the Partnership purchased a site from an affiliate for $2.9 million. The transaction was approved by the conflicts committee of the board of directors of the General Partner.

Environmental Consulting Services

On December 31, 2012, Mr. Topper purchased Synergy Environmental Inc. (“Synergy”). Prior to the purchase, Synergy served as the Predecessor Entity’s independent environmental consultants. Synergy will continue to provide environmental consulting services to the Partnership. The purchase of Synergy was approved by the conflicts committee of the board of directors of the General Partner. For the year ended December 31, 2012, the Predecessor Entity incurred costs with Synergy of approximately $0.6 million for environmental consulting services. For the period October 31, 2012 through December 31, 2012, the Partnership did not incur any Synergy related costs. For 2013, the Partnership incurred $0.3 million of costs with Synergy. Future annual costs for the Partnership will be dependent on the nature and extent of the environmental consulting services performed (for example, our future acquisition activity).

Aircraft Usage

The Partnership uses aircraft owned by a group of individuals that includes the CEO and certain other members of the board of directors of the General Partner as approved by the disinterested members of the conflicts committee of the board of directors of the General Partner. The Partnership incurred $0.1 million for the use of these aircraft in 2013.

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

The Code of Ethics provides that, in determining whether or not to recommend the initial approval or ratification of a related person transaction, the board of directors of our General Partner or its authorized committee should consider all of the relevant facts and circumstances available, including (if applicable) but not limited to: (i) whether there is an appropriate business justification for the transaction; (ii) the benefits that accrue to us as a result of the transaction; (iii) the terms available to unrelated third parties entering into similar transactions; (iv) the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director or an immediately family member of a director is a partner, shareholder, member or executive officer); (v) the availability of other sources for comparable products or services; (vi) whether it is a single transaction or a series of ongoing, related transactions; and (vii) whether entering into the transaction would be consistent with the Code of Ethics.

Director Independence

For a discussion of the independence of the board of directors of our General Partner, please see “Item 10—Directors, Executive Officers and Corporate Governance—Management.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee of the board of directors of our General Partner selected Grant Thornton LLP, or Grant Thornton, an independent registered public accounting firm, to audit our consolidated and predecessor combined financial statements for the year ended December 31, 2013. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to this Annual Report on Form 10-K for the year ended December 31, 2013 were approved by the audit committee.

The following table summarizes the aggregate Grant Thornton fees that were allocated to us and our predecessor for independent auditing, tax and related services for each of the last two fiscal years (in thousands):

	2013	2012
Audit fees (1)	$910.6	$844.7
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$910.6	$844.7

(1)	Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. In 2013, Grant Thornton provided services related to our S-3 shelf registration statement and supplemental offering. In 2012, all of the fees reported related to our initial public offering.
(2)	Audit-related fees represent amounts billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews.
(3)	Tax fees represent amounts billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice and tax planning.
(4)	All other fees represent amounts billed in each of the years presented for services not classifiable under the other categories listed in the table above. No such services were rendered by Grant Thornton during the years ended December 31, 2013 and 2012.

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

The financial statements included in this annual report are listed under “Item 8. Financial Statements and Supplementary Data.” All exhibits filed with this annual report are listed in (3) below.

(3)	Exhibits:

The exhibit index attached hereto is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEHIGH GAS PARTNERS LP

	By:	LEHIGH GAS GP LLC, its General Partner

March 10, 2014	By:	/S/ JOSEPH V. TOPPER, JR.
	Name:	Joseph V. Topper, Jr.
	Title:	Chairman of the Board of Directors and Chief Executive Officer (On behalf of the registrant, and in the capacity of principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2014.

Signature	Title

/S/ JOSEPH V. TOPPER, JR. Joseph V. Topper, Jr.	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

/S/ MARK L. MILLER Mark L. Miller	Chief Financial Officer (Principal Financial Officer)

/s/ DAVID A. SHEAFFER David A. Sheaffer	Chief Accounting Officer (Principal Accounting Officer)

/S/ MELINDA B. GERMAN Melinda B. German	Director

/S/ WARREN S. KIMBER, JR. Warren S. Kimber, Jr.	Director

/S/ JOHN F. MALLOY John F. Malloy	Director

/S/ JAMES H. MILLER James H. Miller	Director

/S/ JOHN B. REILLY, III John B. Reilly, III	Director

/S/ MAURA E. TOPPER Maura E. Topper	Director

/S/ ROBERT L. WISS Robert L. Wiss	Director

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2013 and 2012	F-4

Consolidated Statements of Operations for Lehigh Gas Partners LP for the Year Ended December  31, 2013 and the Period from October 31, 2012 to December 31, 2012, and Combined Statements of Operations for Lehigh Gas Entities (Predecessor) for the Period from January 1, 2012 to October  30, 2012, and for the year ended December 31, 2011

F-5

Consolidated Statements of Partners’ Capital and Comprehensive Income for Lehigh Gas Partners LP for the Year Ended December 31, 2013 and for the Period from October 31, 2012 to December 31, 2012	F-6

Combined Statements of Owners’ Deficit and Comprehensive (Loss) Income for Lehigh Gas Entities (Predecessor) for the Period from January 1, 2012 to October 30, 2012, and for the year ended December 31, 2011

F-7

Consolidated Statements of Cash Flows for Lehigh Gas Partners LP for the Year Ended December  31, 2013 and the Period from October 31, 2012 to December 31, 2012, and Combined Statements of Cash Flows for Lehigh Gas Entities (Predecessor) for the Period from January 1, 2012 to October  30, 2012, and for the year ended December 31, 2011

F-8

Notes to Consolidated and Combined Financial Statements	F-10

Financial Statement Schedule—Schedule II	F-43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

General Partner and Limited Partners of Lehigh Gas Partners LP

We have audited the accompanying consolidated balance sheets of Lehigh Gas Partners LP (a Delaware limited Partnership) and subsidiaries (the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in partners’ capital and comprehensive income, and cash flows for the year ended December 31, 2013 and the period October 31, 2012 to December 31, 2012. We have also audited the accompanying combined statements of operations, owner’s deficit, and cash flows for Lehigh Gas Entities and affiliated entities under common control (collectively “Predecessor Entity”) for the period from January 1, 2012 to October 30, 2012 and the year ended December 31, 2011. Our audits of the basic consolidated and combined financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s and Predecessor Entity’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lehigh Gas Partners LP and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the year ended December 31, 2013 and the period from October 31, 2012 to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, the combined financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows for Lehigh Gas Entities and affiliated entities under common control for the period from January 1, 2012 to October 30, 2012 and the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

General Partner and Limited Partners of Lehigh Gas Partners LP

We have audited the internal control over financial reporting of Lehigh Gas Partners LP (a Delaware limited Partnership) and subsidiaries (the “Partnership”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Partnership’s internal control over financial reporting does not include the internal control over financial reporting of the acquired retail commission sites, whose financial statements reflect total revenues constituting 3.6 percent of the related consolidated financial statement amounts as of and for the year ended December 31, 2013. As indicated in Management’s Report, these sites were acquired during 2013. Management’s assertion on the effectiveness of the Partnership’s internal control over financial reporting excluded internal control over financial reporting of the retail commission sites.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2013, and our report dated March 10, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 10, 2014

Lehigh Gas Partners LP

Consolidated Balance Sheets

(Amounts in thousands, except unit data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$4,115	$4,768
Accounts receivable, less allowance for doubtful accounts of $136 and $0 at December 31, 2013 and 2012, respectively	7,342	5,741
Accounts receivable from affiliates	16,558	8,112
Motor fuel inventory	2,141	—
Environmental indemnification asset—current portion	477	591
Assets held for sale	1,328	1,615
Other current assets	3,535	2,147

Total current assets	35,496	22,974
Property and equipment, net	288,729	243,022
Intangible assets, net	47,005	35,602
Environmental indemnification asset	761	586
Deferred financing fees, net and other assets	10,306	10,031
Goodwill	9,324	5,636

Total assets	$391,621	$317,851

Liabilities and partners’ capital
Current liabilities:
Lease financing obligations—current portion	$2,568	$2,187
Accounts payable	20,567	16,279
Motor fuel taxes payable	7,186	9,455
Income taxes payable	9	342
Environmental liability—current portion	477	591
Accrued expenses and other current liabilities	8,050	3,299

Total current liabilities	38,857	32,153
Long-term debt	173,509	183,751
Lease financing obligations	64,364	73,793
Environmental liability	761	586
Other liabilities	19,459	13,023

Total liabilities	296,950	303,306
Commitments and contingencies (Note 14)
Partners’ capital:
Limited Partners’ Interest
Common units—public (10,472,348 and 6,900,000 units issued and outstanding at December 31, 2013 and 2012, respectively)	211,544	125,093
Common units—affiliates (625,000 units issued and outstanding at December 31, 2013 and 2012)	(42,885)	(42,399)
Subordinated units—affiliates (7,525,000 units issued and outstanding at December 31, 2013 and 2012)	(73,988)	(68,149)
General Partner’s Interest	—	—

Total partners’ capital	94,671	14,545

Total liabilities and partners’ capital	$391,621	$317,851

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

Consolidated and Combined Statements of Operations

(Amounts in thousands, except unit and per unit data)

	Consolidated Lehigh Gas Partners LP For the Year Ended December 31, 2013	Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2011
Revenues:
Revenues from fuel sales	$980,177	$161,319	$935,241	$1,236,644
Revenues from fuel sales to affiliates	912,629	145,168	621,139	365,106
Rent income	16,240	1,950	10,336	12,633
Rent income from affiliates	25,337	3,228	5,708	7,792
Revenues from retail merchandise and other	—	—	14	1,389

Total revenues	1,934,383	311,665	1,572,438	1,623,564
Costs and Expenses:
Cost of revenues from fuel sales	960,518	156,815	914,221	1,204,440
Cost of revenues from fuel sales to affiliates	887,804	139,736	609,371	359,005
Cost of revenues for retail merchandise and other	—	—	—	1,066
Rent expense	15,509	2,045	9,563	9,402
Operating expenses	4,577	541	4,734	6,608
Depreciation and amortization	20,963	2,551	13,773	11,996
Selling, general and administrative expenses	16,558	9,676	9,811	12,709
Gains on sales of assets, net	(47)	(471)	(3,119)	(3,188)

Total costs and operating expenses	1,905,882	310,893	1,558,354	1,602,038

Operating income	28,501	772	14,084	21,526
Interest expense, net	(14,182)	(1,926)	(11,369)	(12,082)
Loss on extinguishment of debt	—	—	(571)	—
Other income, net	2,035	140	661	1,245

Income (loss) from continuing operations before income taxes	16,354	(1,014)	2,805	10,689
Income tax expense (benefit) from continuing operations	(1,716)	342	—	—

Income (loss) from continuing operations after income taxes	18,070	(1,356)	2,805	10,689
Income (loss) from discontinued operations	—	—	309	(779)

Net income (loss) and comprehensive income (loss)	$18,070	$(1,356)	$3,114	$9,910

Limited partners’ interest in net income (loss) from continuing operations after income taxes	18,070	$(1,356)	n/a	n/a
Net income (loss) per common and subordinated unit-basic	$1.18	$(0.09)
Net income (loss) per common and subordinated unit-diluted	$1.18	$(0.09)
Weighted average limited partners’ units outstanding
Common units—basic	7,731,471	7,525,000
Common units—diluted	7,780,357	7,525,000
Subordinated units—basic and diluted	7,525,000	7,525,000

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

Lehigh Gas Partners LP

Consolidated Statements of Partners’ Capital and Comprehensive Income

(Amounts in thousands, except unit data)

	Limited Partners’ Interest
	Common Unitholders— Public		Common Unitholders— Affiliates		Subordinated Unitholders— Affiliates		General Partner’s Interest	Partners’
	Units	Dollars	Units	Dollars	Units	Dollars	Dollars	Capital
Initial capitalization upon formation of Partnership	—	$—	—	$1	—	$—	—	$1
Contribution of certain assets, liabilities and equity interests from Predecessor	—	—	625,000	$(5,604)	7,525,000	$(67,471)	—	$(73,075)
Proceeds from initial public offering and overallotment exercise, net of underwriters discount, structuring fee and related costs	6,900,000	125,715	—	—	—	—	—	125,715
Net loss and comprehensive loss	—	(622)	—	(56)	—	(678)	—	(1,356)
Distributions paid	—	—	—	(36,740)	—	—	—	(36,740)

Balance, December 31, 2012	6,900,000	$125,093	625,000	$(42,399)	7,525,000	$(68,149)	$—	$14,545
Equity-based director compensation	1,044	21	—	—	—	—	—	21
Issuance of units to affiliate for equity-based compensation	6,304	171	—	—	—	—	—	171
Payment to affiliate for Commission Sites (Note 1)	—	(1,608)	—	(146)	—	(1,754)	—	(3,508)
Proceeds of supplemental offering and overallotment exercise, net of underwriters discount, structuring fee and related costs	3,565,000	91,370	—	—	—	—	—	91,370
Net income and comprehensive income	—	8,417	—	740	—	8,913	—	18,070
Distributions paid	—	(11,920)	—	(1,080)	—	(12,998)	—	(25,998)

Balance, December 31, 2013	10,472,348	$211,544	625,000	$(42,885)	7,525,000	$(73,988)	$—	$94,671

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

Lehigh Gas Entities (Predecessor)

Combined Statements of Owners’ Deficit and Comprehensive Income

(Amounts in thousands)

Owner’s Deficit
Balance, January 1, 2011	$(28,178)
Net income and comprehensive income	9,910
Contributions from owners	4,374
Distributions to owners	(18,793)

Balance, December 31, 2011	$(32,687)
Net income and comprehensive income	3,114
Contributions from owners	3,746
Distributions to owners	(7,670)

Balance, October 30, 2012	$(33,497)

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

Consolidated and Combined Statements of Cash Flows

(Amounts in thousands)

	Consolidated Lehigh Gas Partners LP For the Year Ended December 31, 2013	Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2011
Cash Flows From Operating Activities
Net income (loss)	$18,070	$(1,356)	$3,114	$9,910
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,963	2,551	13,823	12,153
Accretion of interest on asset retirement obligations	50	4	334	—
Amortization of debt discount	—	—	642	678
Amortization of deferred financing fees	2,666	409	486	662
Amortization of below (above) market leases, net	96	(29)	(146)	(199)
Gains on change in fair value of derivative instruments	—	—	(354)	(1,334)
Loss on extinguishment of debt	—	—	571	—
Gains on sales of assets, net	(47)	(471)	(3,356)	(2,648)
Provision for losses on doubtful accounts	161	—	—	—
Equity-based incentive compensation expense	3,141	—	—	—
Equity-based director compensation expense	21	—	—	—
Deferred income taxes	(2,948)	—	—	—
Settlement of capital lease obligations (Note 11)	(214)	—	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,684)	12,850	5,015	(1,953)
Accounts receivable from affiliates	(8,377)	(6,720)	(28,061)	(409)
Inventories	(2,085)	—	1,049	108
Environmental indemnification asset	(61)	—	3,795	2,302
Other current assets	(1,452)	(503)	(1,038)	(1,470)
Other assets	(396)	(542)	(246)	98
Accounts payable	4,288	(3,207)	6,355	1,001
Motor fuel taxes payable	(2,269)	(519)	2,197	(881)
Income taxes payable	(333)	342	—	—
Accrued expenses and other current liabilities	1,313	(671)	2,490	900
Environmental liability	61	—	(3,929)	(6,485)
Other long-term liabilities	(1,342)	1,111	1,417	(873)

Net cash provided by operating activities	29,622	3,249	4,158	11,560
Cash Flows From Investing Activities
Proceeds from sale of property and equipment	2,210	3,704	4,012	16,071
Purchase of property and equipment	(6,959)	(260)	(1,729)	(2,772)
Issuance of notes receivable	—	—	—	(2,700)
Principal payments received on notes receivable	64	10	690	4,275
Cash paid in connection with acquisitions, net of cash acquired	(42,334)	(75,523)	(500)	(33,749)

Net cash (used in) provided by investing activities	(47,019)	(72,069)	2,473	(18,875)

	Consolidated Lehigh Gas Partners LP For the Year Ended December 31, 2013	Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2011
Cash Flows From Financing Activities
Proceeds (repayments) under the revolving credit facility, net	(37,442)	183,751	—	—
Proceeds from issuance of long-term debt	—	—	15,568	31,038
Repayment of long term debt	—	(182,911)	(20,673)	(17,493)
Repayment of lease financing obligations	(7,270)	(151)	(623)	(11,669)
Payment of deferred financing fees	(408)	(4,076)	(117)	(1,441)
Payment to affiliate for Commission Sites (Note 1)	(3,508)	—	—	—
Proceeds from issuance of common units, net	91,370	125,715	—	—
Distributions paid on common and subordinated units	(25,998)	(36,740)	—	—
Advances to affiliates	(1,720)	—	—	—
Advances repaid by affiliates	1,720	—	2,532	—
Contributions from owners	—	—	3,746	4,374
Distributions to owners	—	—	(7,670)	(18,793)
Redemption of mandatorily redeemable preferred equity	—	(12,000)	—	—
Proceeds from financing obligations	—	—	—	21,716
Payments on notes payable	—	—	—	(1,323)

Net cash provided by (used in) financing activities	16,744	73,588	(7,237)	6,409

Net increase (decrease) in cash and cash equivalents	(653)	4,768	(606)	(906)

Cash and Cash Equivalents
Beginning of period	4,768	—	2,082	2,988

End of period	$4,115	$4,768	$1,476	$2,082

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	11,375	2,355	11,134	12,150
Cash paid for income taxes	1,729	—	—	—

	Increase (Decrease) in Assets and Liabilities
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Lessor indirect costs incurred and deferred rent income recorded related to new lease transaction between affiliate and unrelated third-party	1,700	—	—	—
Issuance of note payable in connection with purchase of sites	1,000	—	—	—
Removal of property and equipment and capital lease obligation for sites terminated from Getty lease	(2,138)	—	—	—
Change in estimate of asset retirement obligations	1,087	—	—	—
Issuance of financing in connection with Rocky Top acquisition	26,250	—	—	—
Adjustments to preliminary purchase accounting	7,762	—	—	—
Issuance of capital lease obligations and recognition of asset retirement obligation related to Getty lease	360	4,823	33,930	—
Issuance of capital lease obligation	—	—	1,313	—
Expiration of call option related to lease financing	—	—	3,375	—
Transfer of assets from Predecessor Entity to affiliate	—	—	588	—

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

Notes to the Consolidated and Combined Financial Statements

1. Organization and Basis of Presentation

The financial statements are comprised of Lehigh Gas Partners LP (“the Partnership”) and its wholly-owned subsidiaries. The Partnership was formed in December 2011 by Lehigh Gas GP LLC, which is the General Partner to the Partnership (the “General Partner”).

On May 11, 2012, the Partnership filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, which was declared effective on October 24, 2012, and on October 25, 2012, began trading on the New York Stock Exchange under the symbol “LGP” (NYSE:LGP). On October 30, 2012, the Partnership completed its initial public offering (the “IPO”).

References in these combined financial statements to “the Predecessor” or “Predecessor Entity” refer to the portion of the business of the Lehigh Gas Entities, or “LGC,” and its subsidiaries and affiliates under common control (Energy Realty OP LP, EROP-Ohio Holdings, LLC, Lehigh-Kimber Petroleum Corporation, Lehigh-Kimber Realty, LLC, Kwik Pik-Ohio LLC and Kwik Pik Realty-Ohio LLC) that were contributed to the Partnership in connection with the IPO (the “Contributed Assets”). All of the Contributed Assets were recorded at historical cost as this transaction was considered to be a reorganization of entities under common control. The Partnership issued common units and subordinated units to the shareholders, or their assigns, of the Predecessor Entity in consideration of their transfer of the Contributed Assets to the Partnership.

Accordingly, the accompanying consolidated and combined financial statements are presented in accordance with requirements for predecessor financial statements, which include the financial results of both the Partnership and the Predecessor Entity. The results of operations contained in the consolidated financial statements for the Partnership include the year ended December 31, 2013 and the period from October 31, 2012 through December 31, 2012. The results of operations contained in the combined financial statements for the Predecessor Entity include the period from January 1, 2012 through October 30, 2012 and the year ended December 31, 2011. The consolidated balance sheet presents the financial position of the Partnership only as of December 31, 2013 and 2012.

Prior to September 1, 2013, the Partnership leased certain sites to Lehigh Gas—Ohio, LLC, an affiliate (“LGO”), which, in turn, subleased certain of these sites (the “Subleases”) to third party commission agents (the “Commission Sites”) and entered into commission agreements with the agents to sell motor fuel on behalf of LGO to retail customers (the “Commission Agreements”). In connection with the Commission Agreements, LGO also purchased motor fuel from a subsidiary of the Partnership at wholesale prices. Effective September 1, 2013, the Partnership assumed the Commission Agreements and Subleases from LGO and terminated its leases with LGO for the Commission Sites. As a result, the Partnership now records the retail sale of motor fuels to the end customer and accrues a commission payable to the commission agent at the Commission Sites. Further, the Partnership now records inventory from the time of the purchase of motor fuels from third party suppliers until the retail sale to the end customer at these sites. The Commission Sites generate non-qualifying income for federal income tax purposes that is recorded in Lehigh Gas Wholesale Services, Inc., the taxable subsidiary of the Partnership as further described below. The Partnership paid LGO $3.5 million (the “Purchase Price”) for the Subleases and Commission Agreements and $2.1 million for the motor fuel inventory. Because the transaction was between entities under common control, the assets and liabilities assumed were recorded at LGO’s book value. The Purchase Price is presented as a distribution from partners’ capital.

With the addition of the retail business described above, the Partnership engages in:

•	the wholesale distribution of motor fuels (using unrelated third party transportation service providers) to sub-wholesalers, independent dealers, lessee dealers, LGO, and others;

•	the retail distribution of motor fuels to end customers at Commission Sites; and,

•	the owning or leasing of sites used in the retail distribution of motor fuels and, in turn, generating rent income from the lease or sublease of the sites to third parties or LGO.

The audited consolidated financial statements include the accounts of the Partnership and all of its subsidiaries. The Partnership’s primary operations are conducted by the following consolidated wholly owned subsidiaries:

•	Lehigh Gas Wholesale LLC (“LGW”), which distributes motor fuels on a wholesale basis;

•	LGP Realty Holdings LP (“LGPR”), which functions as the property holding company of the Partnership; and

•	Lehigh Gas Wholesale Services, Inc. (“LGWS”), which owns and leases (or leases and sub-leases) real estate and personal property used in the retail distribution of motor fuels as well as provides maintenance and other services to lessee dealers and other customers (including LGO). As noted previously, effective September 1, 2013, LGWS also distributes motor fuels on a retail basis to end customers at the Commission Sites.

LGO is an operator of motor fuel stations that purchases all of its motor fuel requirements from the Partnership on a wholesale basis in accordance with the PMPA Franchise Agreement between LGO and LGW, and then re-sells motor fuel on a retail basis. LGO also leases motor fuel stations from the Partnership. The financial results of LGO are not consolidated with those of the Partnership. For more information regarding the Partnership’s relationship with LGO, see Note 20.

2. Initial Public Offering

On October 30, 2012, the Partnership completed its IPO of 6,000,000 common units at a price of $20.00 per unit, and on November 9, 2012, issued an additional 900,000 common units at a price of $20.00 per unit pursuant to the full exercise by the underwriters of their over-allotment option. The Partnership received net proceeds of $125.7 million from the sale, net of underwriting discounts and structuring fees and $2.6 million of IPO expenses. Of this amount, the proceeds from the over-allotment option of approximately $16.7 million were distributed to Joseph V. Topper Jr., the Chairman of the Board of Directors and Chief Executive Officer of the General Partner of the Partnership, and to certain of Mr. Topper’s affiliates and family trusts, and to John B. Reilly, III, a member of the board of directors of the General Partner of the Partnership. The net proceeds retained by the Partnership were applied to (a) the repayment of approximately $57.8 million of indebtedness outstanding under the Credit Facility (see Note 10), which was drawn on and applied to the repayment in full of the indebtedness then outstanding under the Predecessor Entity’s prior credit facility; (b) the repayment in full of $14.3 million aggregate principal amount in outstanding mortgage notes; (c) the payment of $13.0 million (inclusive of a $1.0 million termination fee) to entities owned by adult children of Warren S. Kimber, Jr., a director of the General Partner, as consideration for the cancellation of mandatorily redeemable preferred equity of the Predecessor owned by these entities and to pay these entities for accrued but unpaid dividends on the mandatorily redeemable preferred equity of $0.5 million; (d) the distribution of an aggregate of $20.0 million to certain of the Topper Group Parties (as defined herein) as reimbursement for certain capital expenditures made by the Topper Group Parties with respect to the assets they contributed, and/or consideration for the purchase of all of the assets of one or more of the entities contributed to the Partnership in connection with the IPO.

In connection with the IPO, the Partnership incurred costs of approximately $6.3 million primarily related to legal, accounting, tax and other related costs and fees, which are included in selling, general and administrative expenses for the period from October 31, 2012 through December 31, 2012.

Contribution Agreement

In connection with the IPO, pursuant to an agreement with the Lehigh Gas Entities, the Lehigh Gas Entities contributed certain assets, liabilities, operations and/or equity interests (the “Contributed Assets”) to the Partnership. In consideration of the Contributed Assets, the Partnership issued and/or distributed to the Lehigh Gas Entities an aggregate: 625,000 common units and 7,525,000 subordinated units.

The following is a summary of the Contributed Assets (in thousands):

Accounts receivable	$16,550
Other current assets	7,044
Property and equipment, net	194,194
Deferred financing costs, net and other assets	10,180
Goodwill	4,043

Total assets contributed	232,011
Accounts payable	17,445
Motor fuel taxes payable and other accrued expenses	11,152
Debt (a)	182,911
Mandatorily redeemable preferred equity (a)	13,000
Lease financing obligations	71,401
Other long-term liabilities	9,177

Total liabilities contributed	305,086

Net total liabilities contributed	$73,075

(a)	Subsequently paid off with proceeds from the IPO

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on knowledge of current events, historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Critical estimates made in the preparation of the financial statements include, among others, determining the fair value of acquired assets and liabilities; assessing the collectability of accounts receivable; determining the useful lives and recoverability of property and equipment and amortized intangible assets; assessing the impairment of goodwill; measuring stock-based compensation expense; estimating asset retirement obligations; estimating environmental indemnification assets and liabilities, estimating accruals for various commitments and contingencies; and determining the recoverability of deferred tax assets.

Fair Value Measurements

Accounting guidance on fair value measurements defines and establishes a framework for measuring fair value. Management uses fair value measurements to measure, among other items, acquired assets and liabilities in business combinations, leases and derivative contracts. Management also uses them to assess impairment of sites, intangible assets and goodwill.

Where available, fair value is based on observable market prices or parameters, or is derived from such prices or parameters. Where observable prices or inputs are not available, unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.

Consolidation

The financial statements include the Partnership’s wholly-owned subsidiaries. In addition, the Partnership considers entities in which a controlling financial interest may be achieved through arrangements that do not involve voting interests for consolidation. Such entities, known as variable interest entities, are required to be consolidated by their primary beneficiary. Although the Partnership does not possess any ownership interests in its affiliate, LGO, nor is it the primary beneficiary, the Partnership may provide certain financial support outside of its existing contractual arrangements as a result of its vendor-customer relationship with LGO. Because the Partnership is not the primary beneficiary, the results of operations of LGO have not been consolidated with those of the Partnership.

Business Combinations

The Partnership accounts for business combinations in accordance with the guidance under Accounting Standards Codification (“ASC”) 805, “Business Combinations.” Acquisitions of assets or entities that include inputs and processes and have the ability to create outputs are accounted for as business combinations. The purchase price is recorded for tangible and intangible assets acquired and liabilities assumed based on fair value. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired is recorded as goodwill. The income statement includes the results of operations for each acquisition from their respective date of acquisition.

Segment Reporting

The Partnership presents its segment reporting in accordance with ASC 280, “Segment Reporting.” Effective September 1, 2013, the Partnership engages in both the wholesale and retail distribution of motor fuels, primarily gasoline and diesel fuel. The class of customer and gross margins are sufficiently different between these two businesses to warrant two reportable segments: 1) the wholesale segment and 2) the retail segment. See Note 21 for additional information.

Prior to September 1, 2013, the Partnership and Predecessor Entity operated in one operating segment – the distribution of motor fuels, consisting of gasoline and diesel fuel, and to own and lease real estate used in the distribution of motor fuels, with a single management team that reports to the Chief Executive Officer, who is the chief operating decision maker. Accordingly, the Partnership and the Predecessor Entity did not prepare discrete financial information with respect to separate product lines or by site and did not have separately reportable segments.

Revenue Recognition

Revenues from wholesale fuel sales are recognized when fuel is delivered to the customer. The purchase and delivery of motor fuels generally occurs on the same day.

Revenues from retail fuel sales are recognized when fuel is sold to the customer. The Partnership records inventory from the time of the purchase of motor fuels from third party suppliers until the retail sale to the end customer.

Revenue from leasing arrangements in which the Partnership is the lessor is recognized ratably over the term of the underlying lease.

For the Predecessor Entity, retail merchandise sales are recognized net of applicable provisions for discounts and allowances upon delivery, generally at the point of sale.

Substantially all revenues from fuel sales are from sales of gasoline, with the remainder comprised of diesel and other products.

Motor Fuel Taxes

LGW and the Predecessor Entity collect motor fuel taxes, which consist of various pass through taxes collected from customers on behalf of taxing authorities, and remit such taxes directly to those taxing authorities. LGW and the Predecessor Entity’s accounting policy is to exclude the tax collected and remitted from wholesale revenues and cost of sales and account for them as liabilities. LGWS’s retail sales and cost of sales include motor fuel taxes as the taxes are included in the cost paid for motor fuel to LGW and LGWS has no responsibility to collect or remit such taxes to the taxing authorities.

Cost of Sales

The Partnership and the Predecessor Entity include in cost of revenues from fuel sales all costs incurred to acquire wholesale fuel, including the costs of purchasing and transporting inventory prior to delivery to the wholesale customers. Cost of revenues from fuel sales does not include any depreciation of property and equipment. Depreciation is separately classified in the income statement. Total cost of revenues from fuel sales of suppliers who accounted for 10% or more of total cost of revenues from fuel sales for the periods presented are as follows:

	Consolidated Lehigh Gas Partners LP For the Year Ended December 31, 2013	Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2011
ExxonMobil	43%	44%	41%	49%
BP Products	25%	27%	27%	5%
Motiva Enterprises	15%	14%	19%	25%
Valero	(a )	(a )	(a )	12%

(a)	less than 10%

Cash and Cash Equivalents

The Partnership considers all short-term investments with maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which, for cash equivalents, approximates fair value due to their short-term maturity. The Partnership is potentially subject to financial instrument concentration of credit risk through its cash and cash equivalents. The Partnership maintains cash and cash equivalents with several major financial institutions. The Partnership has not experienced any losses on their cash equivalents.

Accounts Receivable

Accounts receivable primarily result from the sales of wholesale motor fuels and rental fees for sites to customers. The majority of the Partnership’s accounts receivable relate to its wholesale motor fuel sales that can generally be described as high volume and low margin activities. Credit is extended to a customer based on an evaluation of the customer’s financial condition. In certain circumstances collateral may be required from the customer. Receivables are recorded at face value, without interest or discount.

The provision for bad debts is generally based upon a specific analysis of aged accounts while also factoring in any new business conditions that might impact the historical analysis, such as market conditions and bankruptcies of particular customers. Bad debt provisions are included in selling, general and administrative expenses.

The Partnership reviews all accounts receivable balances on at least a quarterly basis and provides an allowance for doubtful accounts based on historical experience and on a specific identification basis.

Motor Fuel Inventory

Motor fuel inventories consist of gasoline and diesel fuel and are stated at the lower of average cost or market using the first-in, first-out method. No provisions for potentially obsolete or slow-moving inventory have been made.

Property and Equipment

Property and equipment is recorded at cost. Property and equipment acquired through a business combination is recorded at fair value. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets, including: 10 to 20 years for buildings and improvements and 5 to 15 years for equipment. Amortization of leasehold improvements is based upon the shorter of the remaining terms of the leases including renewal periods that are reasonably assured, or the estimated useful lives, which generally range from 7 to 10 years.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Maintenance and repairs are charged to operations as incurred. Gains or losses on the disposition of property and equipment are recorded in the period the sale meets the criteria for recognition.

Debt Issuance Costs

Debt issuance costs that are incurred in connection with the issuance of debt are deferred and amortized to interest expense using the straight line method (which approximates the effective interest method) over the contractual term of the underlying indebtedness.

Intangibles and Other Long-Lived Assets

Intangibles are recorded at fair value upon acquisition. Intangible assets associated with wholesale fuel supply contracts, wholesale fuel distribution rights and trademarks are amortized over 10 years. Covenants not to compete are amortized over the shorter of the contract term or 5 years. Intangible assets associated with above and below market leases are amortized over the lease term, which approximates 5 years.

Asset Impairment

The Partnership reviews long-lived assets, including property and equipment and intangible assets other than goodwill, for impairment when events or changes in circumstances indicate the carrying amount of the long-lived asset (group) might not be recoverable in accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets.” Such events and circumstances include, among other factors: operating losses; market value declines; changes in the expected physical life of an asset; changes in business plans or those of major customers, suppliers or other business partners; changes in competition and competitive practices; uncertainties associated with the U.S. and world economies; changes in the expected level of capital, operating or environmental remediation expenditures; and changes in governmental regulations or actions. The impairment evaluation is initially based on the projected undiscounted cash flows of the asset (group), including residual value upon eventual disposition. If the projected undiscounted cash flows of the asset (group) are less than its carrying value, the impairment loss is measured by comparing the present value of the future cash flows associated with the asset (group) to its carrying value and is recorded at that time.

Goodwill

The Partnership accounts for purchased goodwill in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Goodwill represents the excess of cost over fair value of net assets of businesses acquired. Goodwill acquired in a business combination is recorded at fair value as of the date acquired. Goodwill is not amortized, but is instead tested for impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired.

A qualitative assessment is permitted, whereby companies may assess all relevant events and circumstances to determine if it is “more likely than not” (meaning a likelihood of more than 50%) that the fair value of the reporting unit goodwill is less than the carrying amount. If there is a more likely than not assessment, companies would need to perform the two-step process described below.

•	The fair value of the reporting unit is compared with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, then companies must perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any.

•	The implied fair value of reporting unit goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Companies are required to perform Step 2 of the goodwill impairment test if the carrying value of the reporting unit is zero or negative or adverse qualitative factors indicate that it is more likely than not that a goodwill impairment exists. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Partnership has defined its reporting units as its reportable segments. No goodwill has been assigned to the Retail segment, and thus the Partnership tested the Wholesale segment for impairment.

The Partnership performed its annual impairment test of goodwill at December 31, 2013. The Partnership utilized qualitative factors, such as macroeconomic factors, industry and market considerations, cost factors, overall financial performance and other relevant entity specific events, in their qualitative assessment of the goodwill for their reporting units. Based on that analysis, the Partnership concluded that it was more likely than not that the fair value of the Wholesale reporting unit exceeds its carrying value.

Estimates and assumptions used to perform the impairment testing are inherently uncertain and can significantly affect the outcome of the impairment test. Changes in operating results and other assumptions could materially affect these estimates.

Environmental and Other Liabilities

The Partnership accrues for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Costs accrued are estimated based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes. Estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Loss accruals are adjusted as further information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.

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

The Partnership is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters and contract and employment claims. Environmental and other legal proceedings may also include matters with respect to businesses previously owned. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.

Leases

The Partnership accounts for leases in accordance with ASC 840, “Leases.” The Partnership leases certain sites from third parties under long-term arrangements with various expiration dates. U.S. GAAP requires leases be evaluated and classified as either operating or capital for financial reporting purposes. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty. Minimum lease payments are expensed on a straight-line basis over the term of the lease including renewal periods that are reasonably assured at the inception of the lease. In addition to minimum lease payments, certain leases require additional contingent payments based on sales volume or future inflation.

The Partnership is the lessee in certain sale-leaseback transactions for certain sites, and as the Partnership has continuing involvement in the underlying sites, or the lease agreement has a repurchase feature, the sale-leaseback arrangements are accounted for as financing transactions.

Asset Retirement Obligations

The Partnership accounts for asset retirement obligations in accordance with ASC 410-20, “Asset Retirement Obligations.” The Partnership is obligated by contractual or regulatory requirements or contingently obligated at the discretion of the lessor to remove certain equipment or perform other remediation upon retirement of certain assets at sites at which the Partnership is the lessee. Determination of the amounts recognized is based on numerous estimates and assumptions, including expected settlement dates and probability of occurrence, future retirement costs, future inflation rates and credit-adjusted risk-free rates. See Note 12 for additional information.

Equity-Based Compensation

In connection with the IPO, the Partnership adopted the Lehigh Gas Partners LP 2012 Incentive Award Plan under which various types of awards may be granted to employees, consultants and directors of the General Partner or its affiliates who provide services to the Partnership. The Partnership granted phantom units to employees of LGC that vest in one-third increments starting on March 15, 2014 and each March 15 of the two subsequent years, at which time common units will be granted to these employees. Since the Partnership grants phantom units to employees of LGC, the grants are measured at fair value at each balance sheet reporting date based on the fair market value of the Partnership’s common units, and the cumulative compensation cost related to that portion of the awards that have vested is recognized ratably over the vesting term and classified within selling, general and administrative expenses. The liability for the future grant of common units is included in accrued expenses and other current liabilities on the balance sheet.

If there are any modifications of the equity incentive compensation award after the date of grant, regardless of whether the vesting settlement is in common units or cash, the Partnership may be required to accelerate any remaining unearned equity incentive compensation expense or record additional equity incentive compensation expense.

Income Taxes

The Partnership’s wholly owned taxable subsidiary recognizes deferred income tax assets and liabilities for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis.

Each of the Predecessor Entity’s respective form of legal ownership was a combination of a corporation, a limited liability company (LLC), or a partnership. Income taxes were generally assessed at the individual level of the respective entities’ stockholder(s) (who have elected to be taxed as a sub-chapter S corporation) or partners. Accordingly, the Predecessor Entity financial statements do not contain a provision for income taxes as no income taxes were assessed at the entity level.

Likewise, income tax attributable to the Partnership’s earnings and losses, excluding the earnings and losses of its wholly owned taxable subsidiary, are assessed at the individual level of the unitholder. Accordingly, the Partnership does not record a provision for income taxes other than for those earnings and losses generated or incurred by its wholly owned taxable subsidiary.

Tax positions not meeting the more-likely-than-not recognition threshold at the financial statement date may not be recognized or continue to be recognized under the accounting guidance for income taxes. Where required, the Partnership recognizes interest and penalties for uncertain tax positions in income taxes.

Valuation allowances are initially recorded and reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset. Management considers a number of factors in assessing the realization of a deferred tax asset, including the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies. The amount of deferred tax assets ultimately realized may differ materially from the estimates utilized in the computation of valuation allowances and may materially impact the financial statements in the future.

Assets Held for Sale and Discontinued Operations

The determination to classify an asset as held for sale requires significant estimates about the site and the expected market for the site, which are based on factors including recent sales of comparable sites, recent expressions of interest in the site and the condition of the site. Management must also determine if it will be possible under those market conditions to sell the site for an acceptable price within one year. When assets are identified by management as held for sale, depreciation is discontinued and the sales price, net of selling costs, is estimated. Management considers sites to be held for sale when they meet criteria such as whether the sale transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable and is expected to qualify for recognition as a completed sale within one year. If, in management’s opinion, the expected net sales price of the asset that has been identified as held for sale is less than the net book value of the asset, the asset is written down to fair value less the cost to sell. Assets classified as held for sale are presented separately in the balance sheets.

There is frequently significant continuing involvement as the Partnership may supply fuel to the site after selling the site. Such sites would not be considered discontinued operations. Assuming no significant continuing involvement, both a site classified as held for sale and a sold site are considered a discontinued operation. Sites classified as discontinued operations are reclassified as such in the income statement for all periods presented. Cash flows from discontinued operations have not been segregated in the statements of cash flows.

Allocation of Net Income

Under the Partnership Agreement, our General Partner’s interest in net income from the Partnership consists of the incentive distribution rights (“IDRs”), which are increasing percentages as noted below:

Total Quarterly Distribution Per Common and Subordinated Unit	Marginal Percentage Interest in Distribution
Target Amount	Unitholders	Holders of IDRs
above $0.5031 up to $0.5469	85%	15%
above $0.5469 up to $0.6563	75%	25%
above $0.6563	50%	50%

The Partnership’s undistributed net income is generally allocable pro rata to the common and subordinated unitholders, except where common unitholders have received cash distributions in excess of the subordinated unitholders. In that circumstance, net income is allocated to the common unitholders first in support of such excess cash distribution paid to them; the remainder of the net income is allocable pro rata to the common and subordinated unitholders. Losses are generally allocable pro rata to the common and subordinated unitholders in accordance with the Partnership Agreement.

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

Recent Accounting Pronouncements

The Partnership considers the applicability and impact of all new accounting guidance. No new accounting guidance was adopted in 2013 that had, or is expected to have, a significant impact on the financial statements.

4. Acquisitions

In evaluating potential acquisition candidates, the Partnership considers a number of factors, including strategic fit, desirability of location, purchase price and the ability to improve the productivity and profitability of a location and/or wholesale supply agreement or distribution rights through the implementation of improved operating strategies. The ability to create accretive financial results and/or operational efficiencies due to the relative operational scale and /or geographic concentration, among other strategic factors, may result in a purchase price in excess of the fair value of identifiable assets acquired and liabilities assumed, resulting in the recognition of goodwill. The Partnership strives to make acquisitions accretive to partners’ capital and provide a reasonable long-term return on investment. Goodwill recorded in connection with these acquisitions is primarily attributable to the estimated synergies and enhanced revenue opportunities.

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

Acquisition costs incurred during the year ended December 31, 2013 and the period from October 31, 2012 through December 31, 2012 were $1.2 million and $0.8 million, respectively. Acquisition costs incurred during the period January 1, 2012 through October 30, 2012 and for the year ended December 31, 2011 were $0.5 million and $0.6 million, respectively. Such costs are included in selling, general and administrative expenses.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	Original Preliminary Purchase Price Allocation	Cumulative Adjustments	Adjusted Preliminary Purchase Price Allocation
Property and equipment	$18,810	$120	$18,930
Intangible assets	1,145	1,225	2,370

Total identifiable assets	19,955	1,345	21,300
Other liabilities	—	273	273

Net identifiable assets acquired	19,955	1,072	21,027
Goodwill	—	98	98

Net assets acquired	$19,955	$1,170	$21,125

During the fourth quarter of 2013, based on additional valuation analysis completed, the Partnership increased the value ascribed to intangible assets and recorded other insignificant adjustments as reflected above.

The above fair values of assets and liabilities acquired are provisional and based on information that was available as of the acquisition date. The Partnership believes the information provides a reasonable basis for estimating the fair values. The purchase price allocation is preliminary pending a final valuation of the assets and liabilities, including a final valuation of property and equipment, intangible assets and the impact of income taxes. Thus, the provisional measurements of fair value reflected are subject to change, and such change could be significant. The Partnership expects to finalize the valuation and complete the accounting for the transaction as soon as practicable, but no later than one year from the acquisition date.

The fair value of land, buildings, and equipment was based on a cost approach, with the fair value of an asset estimated by reference to the replacement cost to obtain a substitute asset of comparable features and functionality, and is the amount a willing market participant would pay for such an asset, taking into consideration the asset condition as well as any physical deterioration, functional obsolescence, and/or economic obsolescence. The buildings and equipment are being depreciated on a straight-line basis, with estimated useful lives of 20 years for buildings and 5 to 15 years for equipment.

The $1.7 million fair value of the wholesale fuel distribution rights was based on an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the wholesale fuel distribution rights over their estimated remaining useful life, using probability-weighted cash flows, using discount rates considered appropriate given the inherent risks associated with this type of transaction. Management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel distribution rights are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.

The $0.4 million fair value of the covenant not to compete was based on an income approach, with the fair value estimated to be the difference between the present value of after-tax cash flows with and without the covenant not to compete in place, using probability-weighted cash flows, using discount rates considered appropriate given the inherent risks associated with this type of transaction. Management believes the level and timing of cash flows represent relevant market participant assumptions. The covenant not to compete intangible asset is being amortized on a straight-line basis over a 5-year period.

Aggregate incremental revenues for the acquisition since the acquisition date included in the Partnership’s statements of operations were $17.6 million for the year ended December 31, 2013.

Rocky Top Acquisition

Effective September 24, 2013, the Partnership completed its purchase of certain assets from Rocky Top Markets, LLC and Rocky Top Properties, LLC (collectively, “Rocky Top”), pursuant to which the Partnership purchased one motor fuel station, three leasehold motor fuel stations, assumed certain third-party supply contracts and purchased certain other assets, which were held or used by Rocky Top in connection with their motor fuels and related convenience store businesses located in the Knoxville, Tennessee area. Concurrent with the closing, the Partnership entered into a lease for 29 motor fuel stations that the Partnership is obligated to purchase, at the election of Rocky Top, either (a) in whole for $26.2 million on or about August 1, 2015, or (b) in approximately equal parts over a 5 year period for an average of $5.3 million per year beginning in 2016. Due to the obligation to purchase the sites under the lease, the lease is accounted for as a seller financing. In conjunction with the seller financing, the transfer of title of the property and equipment recorded as part of the accounting for the business combination is expected to occur at the time of the final payment. As such, the Partnership recorded $26.2 million of debt, which was preliminarily determined to be its fair value. See Note 10 for additional details. The Partnership paid $10.7 million in cash to Rocky Top at closing, which was funded by borrowings under the Credit Facility.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	Original Preliminary Purchase Price Allocation	Cumulative Adjustments	Adjusted Preliminary Purchase Price Allocation
Property and equipment	$33,670	$(110)	$33,560
Intangible assets	3,180	380	3,560

Total identifiable assets	36,850	270	37,120
Other liabilities	—	372	372

Net identifiable assets acquired	36,850	(102)	36,748
Goodwill	—	102	102

Net assets acquired	$36,850	$—	$36,850

During the fourth quarter of 2013, based on additional valuation analysis completed, the Partnership increased the value ascribed to intangible assets and recorded other insignificant adjustments as reflected above.

The above fair values of assets and liabilities acquired are provisional and based on information that was available as of the acquisition date. The Partnership believes the information provides a reasonable basis for estimating the fair values. The purchase price allocation is preliminary pending a final valuation of the assets and liabilities, including a final valuation of property and equipment, intangible assets and the impact of income taxes. Thus, the provisional measurements of fair value reflected are subject to change, and such change could be significant. The Partnership expects to finalize the valuation and complete the accounting for the transaction as soon as practicable, but no later than one year from the acquisition date.

The fair value of land, buildings, and equipment was based on a cost approach, with the fair value of an asset estimated by reference to the replacement cost to obtain a substitute asset of comparable features and functionality, and is the amount a willing market participant would pay for such an asset, taking into consideration the asset condition as well as any physical deterioration, functional obsolescence, and/or economic obsolescence. The buildings and equipment are being depreciated on a straight-line basis, with estimated useful lives of 20 years for buildings and 5 to 15 years for equipment.

The $2.8 million fair value of the wholesale fuel distribution rights was based on an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the wholesale fuel distribution rights over their estimated remaining useful life, using probability-weighted cash flows, using discount rates considered appropriate given the inherent risks associated with this type of transaction. Management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel distribution rights are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.

The $0.3 million fair value of the trademark was based on an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the trademark.

Aggregate incremental revenues for the acquisition since the date of acquisition included in the Partnership’s statements of operations were $23.1 million for the year ended December 31, 2013.

Manchester Acquisition

On December 19, 2013, the Partnership completed its purchase of certain assets from Manchester Marketing, Inc. (“Manchester”), pursuant to which the Partnership purchased 44 independent dealer supply contracts, five sub-wholesale supply contracts, two leasehold motor fuel stations and certain other assets and equipment, which were held or used by Manchester in connection with their motor fuels and related convenience store businesses located in the Richmond, Virginia area, for $10.7 million. The purchase price was funded by borrowings under the Credit Facility.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Accounts receivable	$78
Inventory	56
Property and equipment	230
Notes receivable	437
Intangible assets	10,271

Total identifiable assets	11,072
Other liabilities	332

Net assets acquired	$10,740

The above fair values of assets and liabilities acquired are provisional and based on information that was available as of the acquisition date. The Partnership believes the information provides a reasonable basis for estimating the fair values. The purchase price allocation is preliminary pending a final valuation of the assets and liabilities, including a final valuation of property and equipment, intangible assets and the impact of income taxes. Thus, the provisional measurements of fair value reflected are subject to change, and such change could be significant. The Partnership expects to finalize the valuation and complete the accounting for the transaction as soon as practicable, but no later than one year from the acquisition date.

The fair value of land, buildings, and equipment was based on a cost approach, with the fair value of an asset estimated by reference to the replacement cost to obtain a substitute asset of comparable features and functionality, and is the amount a willing market participant would pay for such an asset, taking into consideration the asset condition as well as any physical deterioration, functional obsolescence, and/or economic obsolescence. The buildings and equipment are being depreciated on a straight-line basis, with estimated useful lives of 20 years for buildings and 5 to 15 years for equipment.

The $9.1 million fair value of the wholesale fuel supply agreements was based on an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the wholesale fuel supply agreements over their estimated remaining useful life, using probability-weighted cash flows, generally assumed to extend through the term of the wholesale fuel supply contracts, and using discount rates considered appropriate given the inherent risks associated with this type of agreement. Management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel supply agreements are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.

The $1.1 million fair value of the covenant not to compete was based on an income approach, with the fair value estimated to be the difference between the present value of after-tax cash flows with and without the covenant not to compete in place, using probability-weighted cash flows, using discount rates considered appropriate given the inherent risks associated with this type of transaction. Management believes the level and timing of cash flows represent relevant market participant assumptions. The covenant not to compete intangible asset is being amortized on a straight-line basis over a 5-year period.

Aggregate incremental revenues for the acquisition since the acquisition date included in the Partnership’s statements of operations were $3.6 million for the year ended December 31, 2013.

Dunmore Acquisition

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	Original Preliminary Purchase Price Allocation	Cumulative Adjustments	Final Purchase Price Allocation
Property and equipment	$20,400	$2,400	$22,800
Intangible assets	8,200	(1,400)	6,800

Total identifiable assets	28,600	1,000	29,600
Other liabilities	200	767	967

Net identifiable assets acquired	28,400	233	28,633
Goodwill	600	(233)	367

Net assets acquired	$29,000	$—	$29,000

During 2013, based on finalized valuation analysis, the Partnership increased the value ascribed to property and equipment, decreased the value ascribed to intangible assets and recorded a deferred tax liability as reflected above.

The fair value of land, buildings, and equipment was based on a cost approach, with the fair value of an asset estimated by reference to the replacement cost to obtain a substitute asset of comparable features and functionality, and is the amount a willing market participant would pay for such an asset, taking into consideration the asset condition as well as any physical deterioration, functional obsolescence, and/or economic obsolescence. The buildings and equipment are being depreciated on a straight-line basis, with estimated useful lives of 20 years for buildings and 5 to 15 years for equipment.

The $6.3 million fair value of the wholesale fuel distribution rights was based on an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the wholesale fuel distribution rights over their estimated remaining useful life, using probability-weighted cash flows, using discount rates considered appropriate given the inherent risks associated with this type of transaction. Management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel distribution rights are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.

The $0.5 million fair value of the covenant not to compete was based on an income approach, with the fair value estimated to be the difference between the present value of after-tax cash flows with and without the covenant not to compete in place, using probability-weighted cash flows, using discount rates considered appropriate given the inherent risks associated with this type of transaction. Management believes the level and timing of cash flows represent relevant market participant assumptions. The covenant not to compete intangible asset is being amortized on a straight-line basis over the 5-year term of the covenant.

Incremental rent income for the acquisition included in the Partnership’s statements of operations was $2.0 million for 2013.

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

Under the Express Lane Agreements, the aggregate purchase price (the “Express Lane Purchase Price”) for the Express Lane Property and the Express Lane Shares was $45.2 million, inclusive of $1.7 million of certain post-closing adjustments. Of the Express Lane Purchase Price, LGWS paid an aggregate of $41.9 million to the Express Lane Sellers and placed an aggregate of $1.1 million into escrow, of which $1.0 million has been placed into escrow to fund any indemnification or similar claims made under the Express Lane Agreements by the parties thereto, and $0.1 million has been placed into escrow pending the completion of certain environmental remediation measures. In addition to the Express Lane Purchase Price, LGPR also placed $0.5 million into escrow to indemnify the Express Lane Sellers for certain tax obligations resulting from the sale of the Express Lane Property.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	Original Preliminary Purchase Price Allocation	Cumulative Adjustments	Final Purchase Price Allocation
Net working capital	$1,822	$(102)	$1,720
Property and equipment	27,500	1,145	28,645
Intangible assets	17,600	2,100	19,700
Environmental indemnification asset	1,177	—	1,177

Total identifiable assets	48,099	3,143	51,242
Environmental liabilities	1,177	—	1,177
Other liabilities	2,500	7,066	9,566

Total identifiable liabilities	3,677	7,066	10,743

Net identifiable assets acquired	44,422	(3,923)	40,499
Goodwill	993	3,721	4,714

Net assets acquired	$45,415	$(202)	$45,213

During 2013, the Partnership assigned certain assets and liabilities acquired in the Express Lane acquisition to LGWS, its taxable subsidiary, which resulted in the recognition of a net deferred tax liability as further discussed in Note 16. As a result, and based on finalized valuation analysis, the Partnership increased the value ascribed to property and equipment and intangible assets as reflected above.

The fair value of land, buildings and equipment was based on a cost approach, with the fair value of an asset estimated by reference to the replacement cost to obtain a substitute asset of comparable features and functionality, and is the amount a willing market participant would pay for such an asset, taking into consideration the asset condition as well as any physical deterioration, functional obsolescence and/or economic obsolescence. The buildings and equipment are being depreciated on a straight-line basis, with estimated useful lives of 20 years for buildings and 5 to 15 years for equipment.

The $15.4 million fair value of the wholesale fuel distribution rights was based on an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the wholesale fuel distribution rights over their estimated remaining useful life, using probability-weighted cash flows, using discount rates considered appropriate given the inherent risks associated with this type of transaction. The Partnership believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel distribution rights are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.

The $3.8 million fair value of the discount related to lease agreements with below average market value and the $2.6 million fair value of the discount related to lease agreements with above average market value were based on an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the lease agreements over their estimated remaining useful life, generally assumed to extend through the term of the lease agreements, and using discount rates considered appropriate given the inherent risks associated with this type of agreement. The Partnership believes the level and timing of cash flows represent relevant market participant assumptions. The discount related to lease agreements with above/below average market value is being amortized on a straight-line basis over the term of the respective lease agreements, with an estimated weighted average useful life of 5 years.

The $0.5 million fair value of the covenant not to compete was based on an income approach, with the fair value estimated to be the difference between the present value of after-tax cash flows with and without the covenant not to compete in place, using probability-weighted cash flows, using discount rates considered appropriate given the inherent risks associated with this type of transaction. Management believes the level and timing of cash flows represent relevant market participant assumptions. The covenant not to compete intangible asset is being amortized on a straight-line basis over the 4-year term of the covenant.

Aggregate incremental revenues for the Express Lane Acquisition included in the Partnership’s statements of operations were $126.0 million for the year ended December 31, 2013.

The following is unaudited pro forma information related to the Express Lane acquisition as if the transaction had occurred on January 1, 2012 (in thousands):

	Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012
Revenue	$341,339	$1,772,511
Net Income	$3,514	$3,877

5. Discontinued Operations and Assets Held for Sale

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

The following results are included in discontinued operations for the periods presented (in thousands):

	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2011
Revenues:
Revenues from fuel sales	$4,132	$5,670
Rent income	104	125

Total revenues	4,236	5,795
Costs and Expenses:
Cost of revenues from fuel sales	4,019	5,548
Operating expenses	49	55
Depreciation and amortization	50	157
(Gain) loss on sales of assets, net	(237)	540

Total costs and operating expenses	3,881	6,300

Operating income (loss)	355	(505)
Interest expense, net	(46)	(274)

Income (loss) from discontinued operations	$309	$(779)

Assets Held for Sale

The Partnership classified two and five sites as held for sale at December 31, 2013 and 2012, respectively. In connection with the classification as held for sale, the Partnership recognized a loss of $0.1 million and $0.4 million for the year ended December 31, 2013 and the period October 31, 2012 through December 31, 2012, respectively. The Predecessor Entity recognized a loss of $0.8 million for the period January 1, 2012 through October 30, 2012. The loss represents the impairment recognized to present the held-for-sale sites at the lower of cost or fair value, less costs to sell. The fair values, less costs to sell were determined based on negotiated amounts in agreements with unrelated third parties. Assets held for sale were as follows (in thousands):

	December 31, 2013	December 31, 2012
Property and equipment, at cost:
Land	$932	$1,351
Buildings and improvements	543	435
Equipment and other	299	163

Total property and equipment, at cost	1,774	1,949

Less accumulated depreciation	(446)	(334)

Net assets held for sale	$1,328	$1,615

6. Motor Fuel Inventory

As noted previously, effective September 1, 2013, the Partnership records inventory at the Commission Sites from the time of the purchase of motor fuels from third party suppliers until the retail sale to the end customer. Inventory consisted of the following (in thousands):

December 31, 2013
Gasoline	$1,901
Diesel fuel	240

Total inventory	$2,141

7. Property and Equipment

Property and equipment, net consisted of the following at (in thousands):

	December 31, 2013	December 31, 2012
Land	$122,126	$98,117
Buildings and improvements	124,479	108,508
Leasehold improvements	7,437	4,260
Equipment and other	76,236	59,168

Property and equipment in service, at cost	330,278	270,053
Accumulated depreciation and amortization	(43,808)	(28,835)

Property and equipment in service, net	286,470	241,218
Construction in progress	2,259	1,804

Property and equipment, net	$288,729	$243,022

Substantially all property and equipment is used for leasing purposes.

The Partnership is the lessee in certain sale-leaseback transactions for certain sites, and as the Partnership has continuing involvement in the underlying sites, or the lease agreement has a repurchase feature, the sale-leaseback arrangements are accounted for as lease financing obligations. The table above includes these sites, as well as certain leases accounted for as capital leases. These total cost and accumulated amortization of property and equipment recorded under sale-leaseback transactions and capital leases was $52.6 million and $8.4 million at December 31, 2013, and $57.5 million and $5.0 million at December 31, 2012, respectively. See Note 11 for further information.

Depreciation expense, including amortization of assets recorded under sale-leasebacks and capital lease obligations, was approximately $16.5 million, $2.2 million, $11.9 million and $9.7 million for 2013, the period from October 31, 2012 through December 31, 2012, the period from January 1, 2012 through October 30, 2012, and 2011, respectively.

In addition to the business combinations discussed in Note 4, the following asset purchases and divestitures occurred in 2013:

•	In April 2013, the Partnership purchased one site in Pennsylvania for $0.7 million.

•	In April 2013, the Partnership sold five sites in Ohio for $1.5 million, which were included in assets held for sale at December 31, 2012. This transaction did not have a material impact on the results of operations for 2013.

•	In May 2013, the Partnership sold one site in Kentucky for $0.7 million. This transaction did not have a material impact on the results of operations for 2013.

•	In May 2013, the Partnership repurchased four sites in Ohio for $7.1 million. These sites were previously leased through sale-leaseback transactions that were accounted for as lease financing obligations with a remaining balance of $5.1 million. The $2.0 million difference between the purchase price and the remaining balance of the lease financing obligation was recorded as an increase to property and equipment.

•	In June 2013, the Partnership purchased two sites in Florida for $1.6 million, of which $0.6 million was paid in cash and the remaining balance was financed as a note payable. See Note 8 for additional details.

8. Goodwill and Intangible Assets

Changes in goodwill consisted of the following at (in thousands):

Balance at December 31, 2012	$5,636
Goodwill from acquisitions	3,688

Balance at December 31, 2013	$9,324

No impairment losses have been recorded to goodwill. All goodwill has been allocated to the Wholesale segment. See Note 4 for additional information on the acquisitions. The amount of goodwill expected to be deductible for tax purposes was $6.8 million at December 31, 2013.

Intangible assets consist of the following (in thousands):

	December 31, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply agreements	$25,736	$(9,059)	$16,677	$16,451	$(7,151)	$9,300
Wholesale fuel distribution rights	26,180	(2,282)	23,898	23,200	—	23,200
Trademarks	634	(78)	556	134	(40)	94
Covenant not to compete	2,676	(253)	2,423	—	—	—
Below market leases	4,761	(1,310)	3,451	3,422	(414)	3,008

Total	$59,987	$(12,982)	$47,005	$43,207	$(7,605)	$35,602

See Note 4 for additional information on the acquisitions, which resulted in additional intangible assets being recorded in 2013.

As noted previously, the Partnership purchased two sites in Florida in June 2013. Prior to the acquisition, there was a below market lease intangible asset associated with these sites since they were previously leased through the Express Lane acquisition. This intangible asset was written off, resulting in a charge of $0.1 million in 2013.

The aggregate amortization expense, including amortization of above and below market lease intangible assets which is classified as rent expense, was approximately $4.6 million, $0.3 million, $1.9 million and $2.4 million for 2013, the period October 31, 2012 through December 31, 2012, the period January 1, 2012 through October 30, 2012, and 2011, respectively.

The following represents expected amortization expense for the next five years, including amortization of above and below market lease intangible assets (in thousands):

2014	$5,918
2015	5,900
2016	5,639
2017	5,276
2018	4,738

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at (in thousands):

	December 31, 2013	December 31, 2012
Interest expense	$444	$124
Professional fees	1,365	436
Express Lane working capital payable (Note 4)	—	1,791
Equity-based incentive compensation (Note 17)	3,141	—
Taxes other than income	1,169	40
Management fees payable to affiliate	139	—
Other	1,792	908

Total accrued expenses and other current liabilities	$8,050	$3,299

10. Debt

Debt outstanding was as follows:

	December 31, 2013	December 31, 2012
Revolving credit facility	$146,330	$183,751
Financing associated with Rocky Top acquisition	26,250	—
Note payable	980	—

Total	173,560	183,751
Current portion—included in accrued expenses and other current liabilities	51	—

Total	$173,509	$183,751

The following represents principal payments due for the next five years (in thousands). The financing issued in connection with the Rocky Top acquisition was assumed to be payable in 2015 in its entirety (see further discussion below).

2014	$51
2015	172,632
2016	55
2017	57
2018	765

Total	$173,560

Credit Facility

On October 30, 2012, in connection with the IPO, the Partnership entered into a credit agreement with a syndicate of banks (the “Credit Facility”).

The Credit Facility matures on October 30, 2015 and consisted of a $249.0 million senior secured revolving credit facility, a swingline line-of-credit loan up to $7.5 million and standby letters of credit up to an aggregate of $35.0 million. The Credit Facility had the ability to be increased, from time to time, upon the Partnership’s written request, subject to certain conditions, up to an additional $75.0 million. All obligations under the Credit Facility are secured by substantially all of the assets of the Partnership and its subsidiaries.

On May 13, 2013, the Partnership entered into an amendment to the Credit Facility (the “Amendment”) to increase its credit line by $75.0 million to $324.0 million. Subject to the consent of the lenders, the Partnership has the ability under certain circumstances to further increase the amount that it may borrow by $100.0 million to $424.0 million. The Amendment was treated as a modification in accordance with accounting guidance on debt modifications, and as a result, the Partnership recorded $0.4 million in deferred financing fees, which are included in deferred financing costs, net and other assets on the balance sheet at December 31, 2013 and are being amortized on a straight line basis over the remaining term of the Credit Facility.

The Partnership is required to comply with certain financial covenants under the Credit Facility. The Partnership is required to maintain a combined leverage ratio (as defined) for the most recently completed four fiscal quarters of not greater than 4.75 to 1.00 through December 31, 2014, and 4.60 to 1.00 thereafter. The Partnership is also required to maintain a combined interest charge coverage ratio (as defined) of at least 3.00 to 1.00. The Partnership was in compliance with all financial covenants as of December 31, 2013 and 2012.

Borrowings under the Credit Facility, as amended, bear interest, at the Partnership’s option, at (1) a rate equal to the London Interbank Offering Rate (“LIBOR”), for interest periods of one, two, three or six months, plus a margin of 2.25% to 3.50% per annum, depending on the Partnership’s combined leverage ratio (as defined) or (2) (a) a base rate equal to the greatest of: (i) the federal funds rate, plus 0.5%, (ii) LIBOR for one month interest periods, plus 1.00% per annum or (iii) the rate of interest established by the agent, from time to time, as its prime rate, plus (b) a margin of 1.25% to 2.50% per annum depending on the Partnership’s combined leverage ratio. In addition, the Partnership incurs a commitment fee based on the unused portion of the revolving credit facility at a rate of 0.375% to 0.50% per annum depending on the Partnership’s combined leverage ratio. The weighted average interest rate for the Credit Facility was 3.3% and 3.0% for 2013 and for the period October 31, 2012 through December 31, 2012, respectively.

A total of $7.6 million of deferred financing costs are being recognized as interest expense ratably over the term of the Credit Facility. The $7.6 million of deferred financing costs resulted from the payment of $4.1 million in lender fees in connection with obtaining the Credit Facility, $3.1 million of the remaining unamortized balance of deferred financing costs associated with the Predecessor credit facility and $0.4 million in lender fees in connection with Amendment.

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

There was $12.3 million and $13.9 million outstanding under standby letters of credit at December 31, 2013 and 2012, respectively.

The Credit Facility was amended and restated on March 4, 2014 and all borrowings thereunder were repaid. See Note 23 for additional information.

Note Payable

In connection with the acquisition of two sites in Florida noted previously, the Partnership issued a $1.0 million note payable with interest at 4.0%. Monthly payments are made based on a 15-year amortization schedule for the first 5 years commencing August 1, 2013. The 60th payment is a balloon payment for all outstanding principal and any unpaid interest. The loan is secured by all the real and personal property at the two sites.

Financing Issued in Rocky Top Acquisition

In connection with the Rocky Top acquisition as described in Note 4, the Partnership entered into a lease for certain sites for which the Partnership is obligated to purchase these sites, at the election of the seller, either (a) in whole on or about August 1, 2015, or (b) in approximately equal parts over a 5 year period for an average of $5.3 million per year beginning in 2016. Due to the obligation to purchase the sites under the lease, the lease is accounted for as a financing. Interest accrues at an annual rate of 7.5% with monthly payments of $0.2 million due until the balance is paid. The Partnership recorded $26.2 million of debt, which was preliminarily determined to be its fair value, and the payments made until the purchase will be classified as interest expense.

Predecessor Debt

The Predecessor Entity had a credit facility and various other debt obligations. All borrowings were paid in full with proceeds from the IPO.

11. Lease Financing Obligations and Operating Leases

Lease Financing Obligations

The Partnership is the lessee in certain sale-leaseback transactions for certain sites, and as the Partnership has continuing involvement in the underlying sites, or the lease agreement has a repurchase feature, the sale-leaseback arrangements are accounted for as lease financing obligations and are included in the table below. The Partnership also leases certain fuel stations and equipment under lease agreements accounted for as capital lease obligations.

The future minimum lease payments under lease financing obligations as of December 31, 2013 are as follows (in thousands):

2014	$6,263
2015	6,364
2016	6,364
2017	6,320
2018	6,379
Thereafter	72,962

Total future minimum lease payments	$104,652

Less interest component	(37,720)

Present value of minimum lease payments	66,932

Current portion	2,568

Long-term portion	$64,364

Operating Leases of Sites as Lessee

The Partnership leases sites from third parties under certain non-cancelable operating leases that expire from time to time through 2028.

The future minimum lease payments under operating leases as of December 31, 2013 were as follows (in thousands):

2014	$13,682
2015	12,699
2016	12,026
2017	11,116
2018	9,807
Thereafter	63,718

Total future minimum lease payments	$123,048

The future minimum lease payments presented above do not include contingent rent based on future inflation, future revenues or volumes, or amounts that may be paid as reimbursements for certain operating costs incurred by the lessor. Most lease agreements include provisions for renewals.

Contingent rent expense, based on gallons sold, was approximately $1.0 million, $0.2 million, $1.7 million and $1.3 million for 2013, the period from October 31, 2012 through December 31, 2012, the period from January 1, 2012 through October 30, 2012, and 2011, respectively.

Getty Lease

In May 2012, the Predecessor Entity entered into a 15-year master lease agreement with renewal options of up to an additional 20 years with Getty. Pursuant to the lease, the Predecessor Entity leased 105 gas station sites in Massachusetts, New Hampshire and Maine. The lease was assigned to the Partnership. In December 2012, the agreement was amended to add an additional 25 sites in New Jersey. In December 2013, the agreement was amended to add one site in Delaware and one site in Maryland. The Partnership pays fixed rent, which increases 1.5% per year. In addition, the lease requires contingent rent payments based on gallons of fuel sold. During the initial 3 years of the lease, the Partnership is required to make capital expenditures of at least $4.3 million plus $0.01 per gallon of fuel sold at the New England sites. However, the Partnership is entitled to a rent credit equal to 50% of the capital expenditures up to a maximum of $2.1 million. During the initial 3.5 years of the lease, the Partnership is required to make capital expenditures of at least $1.0 million at the New Jersey sites.

Because the fair value of the land at lease inception was estimated to represent more than 25% of the total fair value of the real property subject to the lease, the land element of the lease was analyzed for operating or capital treatment separately from the rest of the property subject to the lease. The land element of the lease was classified as an operating lease and all of the other property was classified as a capital lease. As such, future minimum lease payments are included in both the lease financing obligations and operating lease tables above.

During 2013, two sites were terminated from the lease. Additionally, the Partnership notified Getty of its intent to terminate eight additional sites from the lease. Any property and equipment or lease financing obligations associated with these sites were removed from the balance sheet in 2013, which resulted in a gain of $0.2 million, classified as a credit to rent expense on the statements of operations. Any lease payments made until the sites are formally terminated from the lease will be accounted for as rent expense.

Operating Leases of Sites as Lessor

Motor fuel stations are leased to tenants under operating leases with various expiration dates ranging through 2028.

The future minimum lease payments under non-cancelable operating leases with third parties and cancelable operating leases with LGO as of December 31, 2013 were as follows (in thousands):

	Third Parties	LGO	Total
2014	$15,268	$15,939	$31,207
2015	10,704	16,178	26,882
2016	7,919	16,421	24,340
2017	5,685	16,657	22,342
2018	5,111	16,902	22,013
Thereafter	19,298	166,343	185,641

Total future minimum lease payments	$63,985	$248,440	$312,425

The future minimum lease payments presented above do not include contingent rent based on future inflation, future revenues or volumes of the lessee, or amounts that may be received as tenant reimbursements for certain operating costs. Most lease agreements include provisions for renewals.

12. Asset Retirement Obligations

Certain lease agreements in which the Partnership is the lessee require or contingently require the Partnership to remove underground storage tanks at the end of the lease. The Partnership’s asset retirement obligation is as follows:

Balance at December 31, 2012	$588
Recognition of new asset retirement obligations	187
Changes in estimated cash flows or settlement dates	1,398
Accretion	50
Obligations settled	(72)

Balance at December 31, 2013	$2,151
Current portion, classified within accrued expenses and other current liabilities	280

Long-term portion, classified within noncurrent other liabilities	$1,871

13. Environmental Matters

The Partnership currently owns or leases sites where refined petroleum products are being or have been handled. These sites and the refined petroleum products handled thereon may be subject to federal and state environmental laws and regulations. Under such laws and regulations, the Partnership could be required to remove or remediate containerized hazardous liquids or associated generated wastes (including wastes disposed of or abandoned by prior owners or operators), to remediate contaminated property arising from the release of liquids or wastes into the environment, including contaminated groundwater, or to implement best management practices to prevent future contamination.

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

The table below presents a rollforward of the Partnership’s environmental liability (in thousands).

	2013	For the Period October 31, 2012 to December 31, 2012
Beginning balance	$1,177	$—
Provision for new environmental losses	650	—
Changes in estimates for previously incurred losses	(144)	—
Recoveries from environmental indemnification assets	(445)	—
Environmental liabilities acquired in business combinations	—	1,177

Ending balance	1,238	1,177
Current portion	477	591

Long-term portion	$761	$586

The Partnership is indemnified by third-party escrow funds of $0.2 million and state funds or insurance totaling $1.0 million, which are recorded as indemnification assets. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

Environmental liabilities related to the contributed sites have not been assigned to the Partnership, and are still the responsibility of certain of the Predecessor Entities. The Omnibus Agreement (further described in Note 20) provides that certain of the Predecessor Entities must indemnify the Partnership for any costs or expenses that the Partnership incurs for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO for contributed sites. Certain of the Predecessor Entities are the beneficiary of escrow accounts created to cover the cost to remediate certain environmental liabilities. In addition, certain of the Predecessor Entities maintain insurance policies to cover environmental liabilities and/or, where available, participate in state programs that may also assist in funding the costs of environmental liabilities. Certain sites that were contributed to the Partnership, in accordance with the Contribution Agreement, were identified as having existing environmental liabilities that are not covered by escrow accounts, state funds or insurance policies.

The following table presents a summary roll forward of the Predecessor Entity’s environmental liabilities, on an undiscounted basis (in thousands):

Balance at December 31, 2012	$21,208
Changes in estimates for previously incurred losses	373
Recoveries from environmental indemnification assets	(3,322)

Balance at December 31, 2013	$18,259

A significant portion of the Predecessor Entities’ environmental reserves have corresponding indemnification assets. The breakdown of the indemnification assets is as follows (in thousands):

	December 31, 2013	December 31, 2012
Third-party escrows	$6,707	$7,988
State funds	3,210	4,051
Insurance coverage	5,460	6,037

Total indemnification assets	$15,377	$18,076

14. Commitments and Contingencies

Purchase Commitments

The future minimum volume purchase requirements forthcoming in year 2014 under the existing supply agreements are approximate gallons, with a purchase price at prevailing market rates for wholesale distributions. The Partnership and the Predecessor Entity purchased approximately 586.3 million, 90.0 million, 431.2 million and 417.8 million gallons of product under the existing supply agreements for 2013, the period from October 31, 2012 through December 31, 2012, the period from January 1, 2012 through October 30, 2012, and 2011, respectively, which included fulfillment of the minimum purchase obligation under these commitments. The following provides total future minimum volume purchase requirements (in thousands of gallons) for the following years:

2014	314,456
2015	284,278
2016	276,828
2017	248,322
2018	234,489
Thereafter	2,541,437

Total	3,899,810

In the event for a given contract year the Partnership fails to purchase the required minimum volume, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. Neither the Partnership nor the Predecessor Entity incurred any penalties for the periods presented.

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

Environmental Liabilities

See Note 13 for a discussion of the Partnership and the Predecessor Entity’s environmental liabilities.

15. Fair Value Measurements

The Partnership measures and reports certain financial and non-financial assets and liabilities on a fair value basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). GAAP specifies a three-level hierarchy that is used when measuring and disclosing fair value. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. The following is a description of the three hierarchy levels.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels in 2013, 2012 or 2011.

As further discussed in Note 17, the Partnership has accrued for phantom units granted in 2013 as a liability and adjusts that liability on a recurring basis based on the market price of the Partnership’s common units each balance sheet date. Such fair value measurements are deemed Level 1 measurements.

For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. See Note 5 for a discussion of impairment charges to reduce the net book value of assets held for sale to fair value less cost to sell. Such fair value measurements were based on negotiated sales prices, or sales of comparable sites, and represent level 2 measurements.

Financial Instruments

The fair value of the Partnership’s accounts receivable and accounts payable approximated their carrying values as of December 31, 2013 and 2012 due to the short-term maturity of these instruments. The fair value of the Partnership’s long-term debt approximated its carrying value as of December 31, 2013 and 2012 due to the frequency with which interest rates are reset based on changes in prevailing interest rates. The fair value of debt, classified as a Level 2 measurement, was estimated using an income approach by discounting future cash flows at estimated current cost of funding rates, which incorporate the credit risk of the Partnership.

16. Partners’ Capital

In connection with the IPO, the Predecessor Entities contributed the Contributed Assets to the Partnership. In consideration of the Contributed Assets, the Partnership issued and/or distributed to the Predecessor an aggregate of 625,000 common units and 7,525,000 subordinated units. The Partnership issued 6,900,000 common units, inclusive of the underwriter’s over-allotment option, in connection with the IPO.

In January 2013, the Partnership issued an aggregate of 1,044 units to members of the board of directors of the Partnership’s General Partner related to director compensation.

In December 2013, the Partnership issued 3,565,000 common units, inclusive of the underwriter’s over-allotment option, for $26.90 per unit, resulting in proceeds of $91.4 million, net of underwriting discounts and commissions and offering expenses. The Partnership used the proceeds to reduce indebtedness outstanding under its Credit Facility and for general purposes.

In December 2013, LGC purchased 6,304 common units from the Partnership and granted them to Joseph V. Topper, Jr., the Chairman of the Board and Chief Executive Officer of the General Partner. The grant was made to Mr. Topper, at his election, in lieu of cash compensation due to Mr. Topper as consideration for his services to the Partnership as Chief Executive Officer of the General Partner. LGC paid the Partnership the grant-date fair value of the units, which was $0.2 million.

17. Equity-Based Incentive Compensation

In connection with the IPO, the General Partner adopted the Lehigh Gas Partners LP 2012 Incentive Award Plan (the “Plan”), a long-term incentive plan for employees, officers, consultants and directors of the General Partner and any of its affiliates, including LGC, who perform services for the Partnership. The maximum number of common units that may be delivered with respect to awards under the Plan is 1,505,000. Generally, the Plan provides for grants of restricted units, unit options, performance awards, phantom units, unit awards, unit appreciation rights, distribution equivalent rights, and other unit-based awards, with various limits and restrictions attached to these awards on a grant-by-grant basis. The Plan is administered by the board of directors of the Partnership’s General Partner or a committee thereof, which is referred to as the Plan Administrator.

The Plan Administrator may terminate or amend the Plan at any time with respect to any common units for which a grant has not yet been made. The Plan Administrator also has the right to alter or amend the Plan or any part of the Plan from time to time, including increasing the number of common units that may be granted, subject to unitholder approval as required by the exchange upon which common units are listed at that time.

However, no change in any outstanding grant may be made that would adversely affect the rights of a participant with respect to awards granted to a participant prior to the effective date of such amendment or termination, except that the board of directors of our General Partner may amend any award to satisfy the requirements of Section 409A of the Internal Revenue Code. The Plan will expire on the tenth anniversary of its approval, when common units are no longer available under the Plan for grants or upon its termination by the Plan Administrator, whichever occurs first.

The following is a summary of the phantom unit award activity for 2013:

Non-vested at December 31, 2012	—
Granted	449,662
Forfeited	(16,289)

Non-vested at December 31, 2013	433,373

The fair value of the non-vested phantom units outstanding at December 31, 2013 was $12.4 million. Compensation expense for 2013 was $3.1 million. Unrecognized compensation expense related to the non-vested phantom units is expected to be recognized over a weighted average period of 2.2 years.

It is the intent of the Partnership to settle these phantom units upon vesting by issuing common units, as allowed under the Plan. However, the awards may be settled in cash at the discretion of the compensation committee of the board of directors of the General Partner.

Since the Partnership grants phantom units to employees of LGC, and since the grants may be settled in cash, the grants are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the balance sheet.

18. Income Taxes

Certain legal entities of the Partnership do not pay income taxes because their income is taxed to the owners. For those entities, the reported amount of their assets, net of the reported amount of their liabilities, was less than the related tax basis of their assets and liabilities by $4.5 million and $2.0 million at December 31, 2013 and 2012, respectively. Net earnings for financial statement purposes may differ significantly from taxable income reportable to the owners as a result of this basis difference and the allocation of taxable income under the Partnership Agreement.

The non-taxed entities of the Partnership are subject to a statutory requirement that non-qualifying income cannot exceed 10% of total gross income for the calendar year. If the amount of its non-qualifying income exceeds the statutory limit, these entities would be subject to income tax on their earnings as if they were taxable corporations. The non-qualifying income did not exceed the statutory limit in any period for the non-taxed entities.

The provision (benefit) for income taxes consisted of (in thousands):

	Year Ended December 31, 2013	Period from October 31 to December 31, 2012
Current expense
Federal	$1,111	$269
State	121	73

Total current income tax expense	1,232	342

Deferred expense (benefit)
Federal	(2,329)	—
State	(619)	—

Total deferred income tax expense (benefit)	(2,948)	—

Total income tax expense (benefit)	$(1,716)	$342

The significant components of deferred tax assets and liabilities are as follows (in thousands).

	December 31, 2013	December 31, 2012
Deferred income tax assets
Deferred rent income	$319	$890
Deferred rent expense	365	328
Lease financing obligations	23,936	27,422
Asset retirement obligations	787	194
Above market lease liability	1,024	—
Other	61	—

Total deferred income tax assets	26,492	28,834
Valuation allowance	(7,093)	(9,893)

Net deferred income tax assets	19,399	18,941
Deferred income tax liabilities
Property and equipment	22,964	18,941
Below market lease intangible asset	1,274	—

Total deferred income tax liabilities	24,238	18,941

Net deferred income tax liabilities	$4,839	$—

Non-current deferred tax assets of $0.1 million are included in deferred financing fees, net and other assets and non-current deferred tax liabilities of $5.0 million are included in other noncurrent liabilities at December 31, 2013.

During 2013, in connection with the updates to purchase accounting and subsequent assignment of assets and liabilities by the Partnership to LGWS, the Partnership reviewed its cumulative permanent and temporary differences. As a result of that review, the Partnership increased its net deferred tax assets that existed on the date of the contribution of net assets by the Predecessor to the Partnership by $8.5 million and increased its valuation allowance to fully offset these additional net deferred tax assets.

During 2013, based on the updates to the purchase price allocations for the 2012 and 2013 acquisitions and subsequent assignment of assets and liabilities by the Partnership to LGWS, the Partnership recorded a deferred tax liability of $7.8 million.

At December 31, 2012, net deferred tax assets totaling $9.9 million were fully reserved against with a valuation allowance. Concurrent with the recognition of the $7.8 million net deferred tax liability noted above, and based on the expected reversal of the cumulative temporary differences and anticipated future earnings as of December 31, 2013, the Partnership released $2.8 million of the valuation allowance during 2013. The valuation allowance at December 31, 2013 relates primarily to the uncertainty of the availability of future profits to realize the tax benefit of the existing deductible temporary differences. The Partnership believes that it will generate sufficient future taxable income to realize the benefits related to the remaining deferred tax asset. The valuation allowance decrease primarily relates to the change in the net deferred tax position.

In conjunction with the Partnership’s ongoing review of its actual results and anticipated future earnings, the Partnership continuously reassesses the possibility of releasing the valuation allowance on its deferred tax assets. It is reasonably possible that a significant portion of the valuation allowance will be released within the next twelve months.

The difference between the actual income tax provision and income taxes computed by applying the U.S. federal statutory rate to earnings (losses) before income taxes is attributable to the following (in thousands):

	For the Year Ended December 31, 2013	Period from October 31 to December 31, 2012
Consolidated income (loss) from continuing operations before income taxes – all domestic	$16,354	$(1,014)
(Income) loss from continuing operations before income taxes of non-taxable entities	(15,638)	1,037

Income from continuing operations before income taxes of LGWS	716	23

Federal income taxes at statutory rate	244	8
Increase (decrease) due to:
State income taxes, net of federal income tax benefit and other	(417)	2
Change in valuation allowance	(1,543)	332

Total income tax expense	$(1,716)	$342

The Partnership files income tax returns with the U.S. federal government as well as the many state jurisdictions in which it operates. The statute remains open for tax years 2013 and 2012; therefore, these years remain subject to examination by federal, state and local jurisdiction authorities.

19. Net Income per Limited Partnership Unit

Under the Partnership Agreement, our General Partner’s interest in net income from the Partnership consists of incentive distribution rights (“IDRs”), which are increasing percentages, starting at 15% of quarterly distributions out of the operating surplus (as defined) in excess of $0.5031 per limited partner unit. The Partnership’s undistributed net income is generally allocable pro rata to the common and subordinated unitholders, except where common unitholders have received cash distributions in excess of the subordinated unitholders. In that circumstance, net income is allocated to the common unitholders first in support of such excess cash distribution paid to them and the remainder of the net income is allocable pro rata to the common and subordinated unitholders. Losses are general allocable pro rata to the common and subordinated unitholders in accordance with the Partnership Agreement.

In addition to the common and subordinated units, the Partnership has identified the IDRs as participating securities and computes income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the Partnership Agreement. Net income per unit applicable to limited partners (including common and subordinated unitholders) is computed by dividing the limited partners’ interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units. There were no participating IDRs for 2013 or 2012. However, the distribution declared in March 2014 exceeded the threshold and IDRs will participate in this distribution.

The following provides a reconciliation of net income and the allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the following periods (in thousands, except unit, and per unit amounts):

	Year Ended December 31, 2013		Period from October 31, 2012 through December 31, 2012
	Common Units	Subordinated Units	Common Units	Subordinated Units
Numerator:
Net income (loss)	$9,157	$8,913	$(678)	$(678)
Dividends paid (a)	12,999	12,999	—	—
Allocation of distributions in excess of net income (b)	(3,842)	(4,086)	—	—

Limited partners’ interest in net income-basic	9,157	8,913	(678)	(678)
Adjustment for phantom units	29	—	—	—

Limited partners’ interest in net income-diluted	9,186	8,913	(678)	(678)

Denominator:
Weighted average limited partnership units outstanding-basic	7,731,471	7,525,000	7,525,000	7,525,000
Adjustment for phantom units	48,886	—	—	—

Weighted average limited partnership units outstanding-diluted	7,780,357	7,525,000	7,525,000	7,525,000

Net income per limited partnership unit-basic	$1.18	$1.18	$(0.09)	$(0.09)

Net income per limited partnership unit-diluted	$1.18	$1.18	$(0.09)	$(0.09)

(a)	Distributions paid per unit were $1.7273 for 2013.
(b)	Allocation of distributions in excess of net income is based on a pro rata proportion to the common and subordinated units as outlined in the Partnership Agreement.

The Partnership Agreement sets forth the calculation used for determining the cash distributions the common and subordinated unitholders are entitled to receive. In accordance with the Partnership Agreement, on March 6, 2014, the Partnership declared a quarterly dividend, to be paid from the operating surplus, totaling $9.5 million or $0.5125 per unit.

20. Related-Party Transactions

The related party transactions with the Partnership and the Predecessor Entity and other affiliated entities under common control not part of the Predecessor Entity are as follows:

Revenues from Fuel Sales to Affiliates

In connection with the IPO, the Partnership and LGO entered into a PMPA Franchise Agreement pursuant to which the Partnership is the exclusive distributor of motor fuel to all sites operated by LGO for a period of 15 years. The Partnership has the right to impose the brand of fuel that is distributed to LGO. There are no minimum volume requirements that LGO is required to satisfy. The Partnership charges LGO the “dealer tank wagon” prices for each grade of product in effect at the time title to the product passes to LGO. Revenues and cost of revenues from fuel sales to affiliates are separately classified in the statements of operations.

Revenues from Fuel Sales to Related Parties

In addition, the Partnership sells motor fuel and leases property to a related party owned by a relative of the Chief Executive Officer of the General Partner. Total revenues amounted to $103.2 million, $17.7 million, $88.8 million and $109.5 million for the year ended December 31, 2013, the period from October 31 to December 31, 2012, the period from January 1 to October 30, 2012, and the year ended December 31, 2011, respectively. Accounts receivable amounted to $1.1 million and $1.2 million as of December 31, 2013 and 2012, respectively.

Operating Leases of Gasoline Stations as Lessor

The Partnership and the Predecessor Entity lease certain motor fuel stations to their affiliates under cancelable operating leases. Rent income under these agreements is separately classified in the statements of operations.

Operating Leases of Gasoline Stations as Lessee

The Partnership and the Predecessor Entity lease certain motor fuel stations from their affiliates under cancelable operating leases. Rent expense under these agreements was $1.0 million, $0.2 million, $0.6 million and $0.6 million for 2013, the period October 31, 2012 through December 31, 2012, the period January 1, 2012 through October 30, 2012, and 2011, respectively.

Omnibus Agreement and Management Fees

In connection with the IPO, the Partnership entered into an Omnibus Agreement (the “Omnibus Agreement”) by and among the Partnership, the General Partner, LGC, LGO and, for limited purposes, Joseph V. Topper, Jr. Pursuant to the Omnibus Agreement, among other things, LGC provides the Partnership and the General Partner with management, administrative and operating services. These services include accounting, tax, corporate record keeping and communication, legal, financial reporting, internal audit support, compliance, maintenance of internal controls, environmental compliance and remediation management oversight, treasury, tax reporting, information technology and other administrative staff functions, and arrange for administration of insurance programs. As the Partnership does not have any employees, LGC provides the Partnership with personnel necessary to carry out the services provided under the Omnibus Agreement and any other services necessary to operate the Partnership’s business. The initial term of the Omnibus Agreement is four years and will automatically renew for additional one-year terms unless any party provides written notice to the other parties as required. The Partnership has the right to terminate the Omnibus Agreement at any time during the initial term upon prior written notice as required.

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

The Partnership also received a right of first offer on any assets or businesses primarily engaged in the wholesale motor fuel distribution or retail gas station operation businesses that Topper, LGC, LGO or their controlled affiliates decides to attempt to sell for so long as Topper, LGC and LGO or their controlled affiliates, individually or as part of a group, control the General Partner, with the exception of any non-contributed assets that existed as of the closing of the IPO.

The Omnibus Agreement also provides for certain indemnification obligations between LGC and the Partnership, which is inclusive of the environmental liabilities.

In accordance with the Omnibus Agreement, the Partnership is required to pay LGC a management fee, which is initially an amount equal to (1) $420,000 per month plus (2) $0.0025 for each gallon of motor fuel the Partnership distributes per month. In addition, and subject to certain restrictions on LGC’s ability to incur third-party fees, costs, taxes and expenses, the Partnership is required to reimburse LGC and the General Partner for all reasonable out-of-pocket third-party fees, costs, taxes and expenses incurred by LGC or the General Partner on the Partnership’s behalf in connection with providing the services required to be provided by LGC under the Omnibus Agreement. The Partnership incurred $6.6 million and $1.1 million in management fees under the Omnibus Agreement in 2013 and for the period October 31, 2012 through December 31, 2012, respectively, classified as selling, general and administrative expenses in the statements of operations.

The Predecessor Entity charged management fees to its affiliates and these amounts are included as contra-expense amounts in selling, general and administrative expenses in the statements of operations. The amounts recorded for these management fees were approximately $3.7 million and $2.3 million for the period January 1, 2012 through October 31, 2012, and 2011, respectively. These management fees reflect the allocation of certain overhead expenses of the Predecessor Entity and include costs of centralized corporate functions, such as legal, accounting, information technology, insurance and other corporate services. The allocation methods for these costs included: estimates of the costs and level of support attributable to its affiliates for legal, accounting, and usage and headcount for information technology.

Environmental Costs

Certain environmental monitoring and remediation activities are undertaken by an affiliate of the Partnership as approved by the conflicts committee of the board of directors of the General Partner. The Partnership incurred $0.3 million with this affiliate in 2013.

Aircraft Usage Costs

The Partnership uses aircraft owned by a group of individuals that includes the CEO and certain other members of the board of directors of the General Partner as approved by the disinterested members of the conflicts committee of the board of directors of the General Partner. The Partnership incurred $0.1 million for the use of these aircraft in 2013.

Sites Previously Leased by LGO

Through February 2013, the Partnership leased certain sites in the Cleveland, Ohio market to LGO, who operated or contracted to third parties the operation of the motor fuel and convenience store activities conducted at those sites. In March 2013, the Partnership entered into an agreement with an unrelated third-party to lease and conduct the convenience store activities at 19 of these sites in the Cleveland, Ohio market. Concurrently, the lease agreements between the Partnership and LGO were amended to reflect the lease of just the motor fuel-related property and terminate the lease of the convenience store. Through December 31, 2013, the unrelated third-party paid $1.7 million directly to LGO for its agreement to vacate the convenience store space. Although the Partnership did not participate directly in the transaction between LGO and the unrelated third-party, it was deemed for accounting purposes to have an intermediary role in the transaction in its capacity as the entity controlling these sites (either through fee ownership or leasehold interest). Accordingly, the Partnership recorded $1.7 million in deferred initial direct costs, which is included in deferred financing costs, net and other assets, and a corresponding deferred rent income liability, which is included in other liabilities, both of which are recognized ratably over the term of the leases with the unrelated third-party lessee.

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

As discussed in Note 11, the Partnership terminated leases with LGO at the Commission Sites and closed sites, which resulted in a write-off of deferred rent income of $0.4 million, classified as a charge against rent income from affiliates.

Advance to Affiliate

As disclosed in Note 4, during 2013, the Partnership paid $1.7 million of additional purchase price consideration for the net working capital of the Express Lane Retail Business. Because the net working capital was transferred to LGO at the acquisition date, LGO repaid this amount to the Partnership in October 2013. The payment to the Express Lane sellers was classified as a financing activity on the statement of cash flows and is included within the line item “Advances (to) from affiliates.”

Mandatorily Redeemable Preferred Equity

In December 2008, the Predecessor Entity issued non-voting preferred member interests of $12.0 million to certain related individuals. From February 2011 through August 31, 2012, the holders of preferred member interests received semi-annual dividend payments at a rate of 12.0%. Pursuant to an amendment in May 2012, the dividend rate increased to 15.0% for the period from September 1, 2012 through August 31, 2013. Dividend payments, including accrued dividends, are recorded as interest expense. For the period from January 1, 2012 through October 30, 2012 and 2011, the Predecessor Entity recorded interest expense of $1.3 million and $1.4 million, respectively.

In September 2012, the Predecessor Entity and the holders entered into an agreement for an aggregate $13.0 million payment, including $12.0 million for the face value of the mandatorily redeemable preferred equity and $1.0 million in consideration for a contractual modification to provide for the early cancellation and redemption of the mandatorily redeemable preferred equity (the cancellation payment), along with dividend payments accrued and unpaid at the applicable rate discussed above. As the cancellation payment was simultaneous with the IPO, the $1.0 million cancellation payment was accounted for on the Predecessor’s financial statements in the accounting period corresponding with the closing of the IPO. The mandatorily redeemable preferred equity was redeemed in full, at par, with proceeds from the IPO.

21. Segment Reporting

As discussed in Note 1, effective September 1, 2013, the Partnership engages in both the wholesale and retail distribution of motor fuels, primarily gasoline and diesel fuel. Given this change, the Partnership conducts its business in two segments: 1) the wholesale segment and 2) the retail segment. The accounting policies of the segments are consistent with those described in Note 3. The Partnership’s measure of segment profit or loss is net income. Unallocated costs consist primarily of interest expense associated with the Credit Facility, selling, general and administrative expenses, income taxes and the elimination of the retail segment’s intersegment cost of revenues from fuel sales against the wholesale segment’s intersegment revenues from fuel sales. The profit in ending inventory generated by the intersegment fuel sale is also eliminated. Total assets by segment are not presented as the chief operating decision maker does not currently assess performance or allocate resources based on that data. Financial data for each segment is as follows (in thousands):

	Year Ended December 31, 2013
	Wholesale	Retail	Unallocated	Consolidated
Revenues from fuel sales to external customers	$1,824,568	$68,238	$—	$1,892,806
Intersegment revenues from fuel sales	57,988	—	(57,988)	—
Rent income	40,210	1,367	—	41,577

Total revenues	1,922,766	69,605	(57,988)	1,934,383
Depreciation and amortization	20,288	675	—	20,963
Interest expense, net	(4,479)	(169)	(9,534)	(14,182)
Income tax expense (benefit)	—	—	(1,716)	(1,716)
Net income (loss)	41,841	623	(24,394)	18,070
Expenditures for long-lived assets	49,144	149	—	49,293

22. Interim Financial Results (unaudited)

Interim financial results for the Partnership for 2013 were as follows (in thousands, except per unit data):

	Year Ended December 31, 2013	Fourth Quarter 2013	Third Quarter 2013	Second Quarter 2013	First Quarter 2013
Total revenues	1,934,383	485,145	490,112	487,688	471,438
Operating income	28,501	5,830	6,995	8,601	7,075
Net income and comprehensive income	$18,070	$3,920	$4,924	$5,469	$3,757
Limited partners’ interest in net income	$18,070	$3,920	$4,924	$5,469	$3,757
Net income per common and subordinated unit—basic (a)	$1.18	$0.25	$0.33	$0.36	$0.25
Net income per common and subordinated unit—diluted (a)	$1.18	$0.25	$0.33	$0.36	$0.25

(a)	The sum of the quarterly amounts may not equal annual earnings per unit due to changes in the number of units outstanding during the year or rounding.

Interim financial results for 2012 are as follows (in thousands, except per unit data):

	Consolidated Lehigh Gas Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from October 1 to October 30, 2012	Combined Lehigh Gas Entities (Predecessor) Third Quarter 2012	Combined Lehigh Gas Entities (Predecessor) Second Quarter 2012	Combined Lehigh Gas Entities (Predecessor) First Quarter 2012
Total revenues	311,665	159,312	506,629	490,431	416,066
Operating income (loss)	772	7,778	2,575	4,231	(500)
Income (loss) from continuing operations after income taxes	(1,356)	5,343	(441)	1,077	(3,174)
Income (loss) from discontinued operations	—	9	(9)	169	140
Net income (loss) and comprehensive income (loss)	$(1,356)	$5,352	$(450)	$1,246	$(3,034)
Limited partners’ interest in net loss	$(1,356)	n/a	n/a	n/a	n/a
Net loss per common and subordinated unit—basic and diluted	$(0.09)

23. Subsequent Events

In March 2014, we entered into an amended and restated credit agreement (the “New Credit Facility”). The New Credit Facility is a senior secured revolving credit facility maturing March 4, 2019 with a total borrowing capacity of $450 million, under which swingline loans may be drawn up to $10.0 million and standby letters of credit may be issued up to an aggregate of $45.0 million. The New Credit Facility may be increased, from time to time, upon the Partnership’s written request, subject to certain conditions, up to an additional $100.0 million. All obligations under the New Credit Facility are secured by substantially all of the assets of the Partnership and its subsidiaries.

The Partnership is required to comply with certain financial covenants under the New Credit Facility. The Partnership is required to maintain a total leverage ratio (as defined) for the most recently completed four fiscal quarters of not greater than 4.50 to 1.00. Such threshold is increased to 5.00 to 1.00 for the two quarters preceding the closing of a material acquisition (as defined) or upon the issuance of senior notes (as defined). Upon the issuance of senior notes, the Partnership is also required to maintain a senior leverage ratio (as defined) for the most recently completed four fiscal quarters on a pro forma basis of not greater than 3.50 to 1.00. The Partnership is also required to maintain a consolidated interest coverage ratio (as defined) on a pro forma basis of at least 2.75 to 1.00.

Borrowings under the New Credit Facility bear interest, at the Partnership’s option, at (1) a rate equal to the London Interbank Offering Rate (“LIBOR”), for interest periods of one week or one, two, three or six months, plus a margin of 2.00% to 3.25% per annum, depending on the Partnership’s total leverage ratio (as defined) or (2) (a) a base rate equal to the greatest of: (i) the federal funds rate, plus 0.5%, (ii) LIBOR for one month interest periods, plus 1.00% per annum or (iii) the rate of interest established by the agent, from time to time, as its prime rate, plus (b) a margin of 1.00% to 2.25% per annum depending on the Partnership’s total leverage ratio. In addition, the Partnership incurs a commitment fee based on the unused portion of the revolving credit facility at a rate of 0.35% to 0.50% per annum depending on the Partnership’s total leverage ratio.

The New Credit Facility prohibits the Partnership from making distributions to its unitholders if any potential default or event of default occurs or would result from the distribution, or the Partnership is not in compliance with its financial covenants. In addition, the New Credit Facility contains various covenants which may limit, among other things, the Partnership’s ability to grant liens; create, incur, assume, or suffer to exist other indebtedness; or make any material change to the nature of the Partnership’s business, including mergers, liquidations, and dissolutions; and make certain investments, acquisitions or dispositions.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Lehigh Gas Partners LP and Lehigh Gas Entities (Predecessor)

For the Year Ended December 31, 2013, the Period October 31, 2012 through December 31, 2012,

the Period January 1, 2012 through October 30, 2012, and the Year Ended December 31, 2011

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Recoveries	Write Offs	Balance at End of Period
Year ended December 31, 2013 (Partnership)
Allowance for doubtful accounts—accounts receivable	$—	$161	$—	$—	$25	$136
Valuation allowance—deferred tax assets	$9,893	$(1,543)	$(1,257)	$—	$—	$7,093
October 31, 2012 through December 31, 2012 (Partnership)
Allowance for doubtful accounts—accounts receivable	$—	$—	$—	$—	$—	$—
Valuation allowance—deferred tax assets (a)	$—	$332	$9,561	$—	$—	$9,893
Lehigh Gas Entities (Predecessor)
January 1, 2012 through October 30, 2012
Allowance for doubtful accounts—accounts receivable	$37	$87	$—	$—	$—	$124
Year ended December 31, 2011
Allowance for doubtful accounts—accounts receivable	$90	$99	$—	$—	$152	$37

(a)	Upon the contribution from the Predecessor Entity, which was a non-taxable entity, to the Partnership, which has a wholly owned taxable subsidiary, a valuation allowance was recorded to fully reserve against the deferred tax assets recorded for the temporary differences between book and tax bases in the net liabilities contributed. As such, the valuation allowance recorded at the time of the contribution was charged against the Partners’ Capital—affiliates account of the Partnership. During 2013, in connection with updates to purchase accounting and subsequent assignment of assets and liabilities by the Partnership to LGWS, the Partnership reviewed its cumulative permanent and temporary differences. As a result of that review, the Partnership increased its net deferred tax assets that existed on the date of the contribution of net assets by the Predecessor to the Partnership by $8.5 million and increased its valuation allowance to fully offset these additional net deferred tax assets. The amount charged to other accounts has been revised to reflect this increase.

EXHIBIT INDEX

1.1	Underwriting Agreement dated December 5, 2013 among Lehigh Gas Partners LP, Lehigh Gas GP LLC and Raymond James & Associates, Inc., Barclays Capital Inc., Morgan Stanley & Co. LLC and Wells Fargo Securities, LLC, as representatives of the several Underwriters named in Schedule I thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on December 10, 2013.

2.1	Asset Purchase Agreement, dated August 1, 2013, by and between Rocky Top Markets, LLC and Rocky Top Properties, LLC, on the one part, and Lehigh Gas Partners LP, Lehigh Gas Wholesale LLC, LGP Realty Holdings LP, and Lehigh Gas Wholesale Services, Inc. on the other part (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on August 2, 2013).

2.2	Asset Purchase Agreement, dated August 7, 2013, by and between Lehigh Gas Partners LP and certain of its subsidiaries on the one part and Rogers Petroleum, Inc. and its affiliates on the other part (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on August 8, 2013).

3.1	Certificate of Limited Partnership of Lehigh Gas Partners LP (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 for Lehigh Gas Partners LP, filed on May 11, 2012)

3.2	First Amended and Restated Agreement of Limited Partnership of Lehigh Gas Partners LP, dated October 30, 2012, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC and Lehigh Gas Corporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed October 30, 2012)

10.1	Omnibus Agreement, dated October 30, 2012, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC, Lehigh Gas Corporation, Lehigh Gas—Ohio, LLC and Joseph V. Topper, Jr. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on October 30, 2012)

10.2	Third Amended and Restated Credit Agreement, by and among the Partnership, as borrower, certain domestic subsidiaries of the Partnership from time to time party thereto, the lenders from time to time party thereto, Wells Fargo Bank National Association, as syndication agent and KeyBank National Association, as syndication agent, Bank of America, N.A., as documentation agent, Manufacturers and Traders Trust Company, as documentation agent, Royal Bank of Canada, as documentation agent and Santander Bank, N.A., as documentation agent and Citizens Bank of Pennsylvania, as administrative agent for the Lenders thereunder (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on March 6, 2014)

10.3	Registration Rights Agreement, dated October 30, 2012, by and among Lehigh Gas Partners LP, Joseph V. Topper, Jr., John B. Reilly, III, Lehigh Gas Corporation and certain of their affiliates (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on October 30, 2012)

10.4	PMPA Franchise Agreement, dated October 30, 2012, by and between Lehigh Gas Wholesale LLC and Lehigh Gas—Ohio, LLC (Supply Agreement with Lehigh Gas—Ohio, LLC) (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on October 30, 2012)

10.5	Lehigh Gas Partners LP 2012 Incentive Award Plan (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-1 for Lehigh Gas Partners LP, filed on August 10, 2012)

10.6(a)	Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Phantom Units granted to executive officers from March 15, 2013 (incorporated herein by reference to Exhibit 10.6(a) to the Annual Report on Form 10-K for Leigh Gas Partners LP, filed on March 28, 2013)

10.6(b)*	Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Profits Interests with immediate vesting, granted to directors from March 14, 2014

10.6(c)*	Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Profits Interests, with one year vesting, granted to directors from March 14, 2014

10.6(d)*	Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Profits Interests granted to executive officers from March 14, 2014

21.1*	List of Subsidiaries of Lehigh Gas Partners LP

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of Principal Executive Officer of Lehigh Gas GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer of Lehigh Gas GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1†	Certification of Principal Executive Officer of Lehigh Gas GP LLC pursuant to 18 U.S.C. §1350

32.2†	Certification of Principal Financial Officer of Lehigh Gas GP LLC pursuant to 18 U.S.C. §1350

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
††	Pursuant to Rule 406T of Regulation S-T, the documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.