Form 10-Q
period 2014-03-31
Lehigh Gas Partners LP
filed 2014-05-08
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35711

Lehigh Gas Partners LP

(Exact name of registrant as specified in its charter)

Delaware	45-4165414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

645 West Hamilton Street, Suite 500 Allentown, PA	18101
(Address of principal executive offices)	(Zip Code)

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

As of May 2, 2014, there were 11,194,203 common units and 7,525,000 subordinated units representing limited partner interests outstanding.

LEHIGH GAS PARTNERS LP

FORM 10-Q

PART I — Financial Information

Item 1. Financial Statements

Lehigh Gas Partners LP

Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands, except unit and per unit data)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,352	$4,115
Accounts receivable, less allowance for doubtful accounts of $204 and $136 at March 31, 2014 and December 31, 2013, respectively	8,659	7,342
Accounts receivable from affiliates	18,129	16,558
Motor fuel inventory	2,625	2,141
Environmental indemnification asset—current portion	486	477
Assets held for sale	2,628	1,328
Other current assets	3,856	3,535

Total current assets	37,735	35,496

Property and equipment, net	284,752	288,729
Intangible assets, net	45,272	47,005
Environmental indemnification asset—noncurrent portion	1,036	761
Deferred financing fees, net	7,888	5,743
Goodwill	9,324	9,324
Other assets	10,824	4,563

Total assets	$396,831	$391,621

Liabilities and partners’ capital
Current liabilities:
Lease financing obligations—current portion	$2,680	$2,568
Accounts payable	22,308	20,567
Motor fuel taxes payable	8,208	7,186
Income taxes payable	37	9
Environmental liabilities—current portion	486	477
Accrued expenses and other current liabilities	4,412	8,050

Total current liabilities	38,131	38,857

Long-term debt	186,053	173,509
Lease financing obligations	63,427	64,364
Environmental liabilities	1,036	761
Other liabilities	19,094	19,459

Total liabilities	307,741	296,950

Commitments and contingencies (Note 8)
Partners’ capital:
Limited Partners’ Interest
Common units—public (10,569,203 and 10,472,348 units issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	209,529	211,544
Common units—affiliates (625,000 units issued and outstanding at March 31, 2014 and December 31, 2013)	(43,158)	(42,885)
Subordinated units—affiliates (7,525,000 units issued and outstanding at March 31, 2014 and December 31, 2013)	(77,281)	(73,988)
General Partner’s Interest	—	—

Total partners’ capital	89,090	94,671

Total liabilities and partners’ capital	$396,831	$391,621

The accompanying unaudited notes are an integral part of these

Unaudited Condensed Consolidated Financial Statements.

Lehigh Gas Partners LP

Condensed Consolidated Statements of Operations

for the Three Months Ended March 31, 2014 and 2013

(unaudited)

(Amounts in thousands, except unit and per unit data)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Revenues:
Revenues from fuel sales	$296,784	$218,304
Revenues from fuel sales to affiliates	174,405	242,865
Rent income	5,508	3,352
Rent income from affiliates	5,187	6,917
Other revenue	137	423

Total revenues	482,021	471,861
Costs and Expenses:
Cost of revenues from fuel sales	291,780	214,278
Cost of revenues from fuel sales to affiliates	169,759	236,963
Rent expense	3,815	3,884
Operating expenses	2,198	820
Depreciation and amortization	5,936	4,839
Selling, general and administrative expenses	4,527	3,579
Gains on sales of assets, net	(1,480)	—

Total costs and operating expenses	476,535	464,363

Operating income	5,486	7,498
Interest expense	(4,027)	(3,379)
Other income, net	104	81

Income from continuing operations before income taxes	1,563	4,200
Income tax expense from continuing operations	135	443

Net income and comprehensive income	$1,428	$3,757

Incentive distribution right holders’ interest in net income	$31	$—
Limited partners’ interest in net income	$1,397	$3,757
Net income per common and subordinated unit—basic	$0.07	$0.25
Net income per common and subordinated unit—diluted	$0.07	$0.25
Weighted average limited partners’ units outstanding
Common units—basic	11,115,643	7,525,858
Common units—diluted	11,156,261	7,525,858
Subordinated units—basic and diluted	7,525,000	7,525,000

The accompanying unaudited notes are an integral part of these

Unaudited Condensed Consolidated Financial Statements.

Lehigh Gas Partners LP

Condensed Consolidated Statements of Partners’ Capital and Comprehensive Income

(unaudited)

(Amounts in thousands, except unit data)

	Limited Partners’ Interest
	Common Unitholders— Public		Common Unitholders— Affiliates		Subordinated Unitholders— Affiliates		General Partner’s Interest	Incentive Distribution Rights	Partners’ Capital
	Units	Dollars	Units	Dollars	Units	Dollars	Dollars	Dollars
Balance, December 31, 2013	10,472,348	$211,544	625,000	$(42,885)	7,525,000	$(73,988)	$—	$—	$94,671
Equity-based director compensation	4,172	113	—	—	—	—	—	—	113
Vesting of incentive awards, net of units withheld for taxes	92,683	2,503	—	—	—	—	—	—	2,503
Net income and comprehensive income	—	786	—	47	—	564	—	31	1,428
Distributions paid	—	(5,417)	—	(320)	—	(3,857)	—	(31)	(9,625)

Balance, March 31, 2014	10,569,203	$209,529	625,000	$(43,158)	7,525,000	$(77,281)	$—	$—	$89,090

The accompanying unaudited notes are an integral part of these

Unaudited Condensed Consolidated Financial Statements.

Lehigh Gas Partners LP

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cash Flows from Operating Activities
Net income	$1,428	$3,757
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	5,936	4,839
Accretion of interest on asset retirement obligations	30	10
Amortization of deferred financing fees	983	614
Amortization of (above) below market leases, net	(8)	391
Provision for losses on doubtful accounts	68	60
Deferred income taxes	(6)	—
Equity-based incentive compensation expense	907	140
Equity-based director compensation expense	7	21
Gains on sales of assets, net	(1,480)	—
Gain on settlement of capital lease obligations	(97)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,385)	1,104
Accounts receivable from affiliates	(1,571)	(13,241)
Motor fuel inventory	(484)	—
Environmental indemnification asset	(284)	—
Other current assets	(251)	(61)
Other assets	(3,884)	161
Accounts payable	1,741	2,231
Motor fuel taxes payable	1,022	58
Income taxes payable	28	96
Environmental liability	284	—
Accrued expenses and other current liabilities	(2,007)	1,228
Other long-term liabilities	(198)	(1,133)

Net cash provided by operating activities	779	275

Cash Flows from Investing Activities
Purchases of property and equipment	(2,747)	(243)
Principal payments received on notes receivable	37	16

Net cash used in investing activities	(2,710)	(227)

Lehigh Gas Partners LP

Condensed Consolidated Statements of Cash Flows

(unaudited)

Continued

Cash Flows from Financing Activities
Proceeds under the revolving credit facility	12,556	—
Repayment of long-term debt	(12)	—
Repayment of lease financing obligations	(623)	(371)
Payment of deferred financing fees	(3,128)	—
Distributions paid to holders of incentive distribution rights	(31)	—
Distributions paid on common and subordinated units	(9,594)	(4,437)

Net cash used in financing activities	(832)	(4,808)

Net decrease in cash and cash equivalents	(2,763)	(4,760)

Cash and Cash Equivalents
Beginning of period	4,115	4,768

End of period	$1,352	$8

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3,180	$2,760
Cash paid for income taxes	$209	$357
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common units upon vesting of incentive awards	2,616	—
Sale of property and equipment in Section 1031 like-kind exchange transaction	(2,429)	—
Removal of property and equipment and capital lease obligation for sites terminated from Getty lease	(202)	—
Lessor direct costs incurred and deferred rent income recorded related to new lease transaction between affiliate and unrelated third party	—	1,700

The accompanying unaudited notes are an integral part of these

Unaudited Condensed Consolidated Financial Statements.

Lehigh Gas Partners LP

Notes to Condensed Consolidated Financial Statements

As of and for the Three Months Ended March 31, 2014

(unaudited)

1. Organization and Basis of Presentation

Lehigh Gas Partners LP (the “Partnership”) engages in:

•	the wholesale distribution of motor fuels (using unrelated third party transportation service providers) to sub-wholesalers, independent dealers, lessee dealers and Lehigh Gas—Ohio, LLC, an affiliate (“LGO”);

•	the retail distribution of motor fuels to end customers at sites operated by commission agents; and,

•	the owning or leasing of sites used in the retail distribution of motor fuels and, in turn, generating rent income from the lease or sublease of the sites to third parties or LGO.

The Partnership’s primary operations are conducted by the following consolidated, wholly-owned subsidiaries:

•	Lehigh Gas Wholesale LLC (“LGW”), which distributes motor fuels on a wholesale basis;

•	LGP Realty Holdings LP (“LGPR”), which functions as the real property holding company of the Partnership; and

•	Lehigh Gas Wholesale Services, Inc. (“LGWS”), which owns and leases (or leases and sub-leases) real estate and personal property used in the retail distribution of motor fuels as well as provides maintenance and other services to lessee dealers and other customers (including LGO). LGWS also distributes motor fuels on a retail basis to end customers at commission sites.

LGO is an operator of motor fuel stations that purchases all of its motor fuel requirements from the Partnership on a wholesale basis in accordance with the PMPA Franchise Agreement between LGO and LGW, and then re-sells motor fuel on a retail basis. LGO also leases motor fuel stations from the Partnership. The financial results of LGO are not consolidated with those of the Partnership. For more information regarding the Partnership’s relationship with LGO, see Note 14.

Interim Financial Statements

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) on the same basis as the corresponding audited financial statements for the year ended December 31, 2013, and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Partnership’s financial position as of March 31, 2014, and the results of its operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other future periods. The balance sheet as of December 31, 2013, was derived from the consolidated financial statements for the year ended December 31, 2013. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the Securities and Exchange Commission’s (“SEC”) rules and regulations for interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the corresponding audited consolidated financial statements and accompanying notes for the year ended December 31, 2013, included in the Partnership’s Annual Report on Form 10-K, filed with the SEC.

Reclassifications

Certain reclassifications were made to prior period amounts to conform to the current year presentation. These reclassifications had no impact on net income or partners’ capital for any periods.

New Accounting Guidance

In April 2014, the Financial Accounting Standards Board issued Accounting Standard Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of an Entity, which revises the criteria to qualify as a discontinued operation and requires new disclosures. Under this guidance, a discontinued operation is (1) a component of an entity or group of components that has been disposed of or classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (2) an acquired business that is classified as held for sale on the date of acquisition. This guidance also permits companies to have continuing cash flows and significant continuing involvement with the disposed component.

The Partnership disposes of individual sites or groups of sites that generally do not represent a strategic shift and generally do not have a major effect on operations or financial results. As a result of this new guidance, these disposals will generally not meet the criteria for recognition as a discontinued operation. The Partnership has early adopted this guidance on a prospective basis effective January 1, 2014.

2. Assets Held for Sale

The Partnership classified three and two sites as held for sale at March 31, 2014, and December 31, 2013, respectively. These sites were classified as held for sale at March 31, 2014, as they did not fit the Partnership’s strategy and are expected to be sold in 2014. Assets held for sale were as follows (in thousands):

	March 31, 2014	December 31, 2013
Land	$1,346	$932
Buildings and improvements	967	543
Equipment and other	846	299

Property and equipment, at cost	3,159	1,774

Accumulated depreciation and amortization	(531)	(446)

Assets held for sale	$2,628	$1,328

3. Property and Equipment

Property and equipment, net consisted of the following at (in thousands):

	March 31, 2014	December 31, 2013
Land	$121,348	$122,126
Buildings and improvements	129,088	124,479
Leasehold improvements	7,960	7,437
Equipment and other	71,703	76,236

Property and equipment in service, at cost	330,099	330,278
Accumulated depreciation and amortization	(47,828)	(43,808)

Property and equipment in service, net	282,271	286,470
Construction in progress	2,481	2,259

Property and equipment, net	$284,752	$288,729

Depreciation expense, including amortization of assets recorded under sale-leasebacks and capital lease obligations, was $4.4 million and $3.8 million for the three months ended March 31, 2014 and 2013, respectively.

The Partnership sold two sites during the three months ended March 31, 2014, resulting in a gain of $1.5 million.

4. Intangible Assets other than Goodwill

Intangible assets other than goodwill consist of the following (in thousands):

	March 31, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply agreements	$25,736	$9,731	$16,005	$25,736	$9,059	$16,677
Wholesale fuel distribution rights	26,180	2,936	23,244	26,180	2,282	23,898
Trademarks	634	107	527	634	78	556
Covenant not to compete	2,676	393	2,283	2,676	253	2,423
Below market leases	4,761	1,548	3,213	4,761	1,310	3,451

Total	$59,987	$14,715	$45,272	$59,987	$12,982	$47,005

The aggregate amortization expense, including amortization of above and below market lease intangible assets which is classified as rent expense, was $1.5 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at (in thousands):

	March 31, 2014	December 31, 2013
Interest expense	$308	$444
Professional fees	693	1,365
Equity-based incentive compensation (Note 11)	161	3,141
Taxes other than income	1,327	1,169
Management fees payable to affiliate	142	139
Other	1,781	1,792

Total accrued expenses and other current liabilities	$4,412	$8,050

6. Debt

Debt outstanding was as follows (in thousands):

	March 31, 2014	December 31, 2013
Revolving credit facility	$158,887	$146,330
Financing associated with Rocky Top acquisition	26,250	26,250
Note payable	967	980

Total	186,104	173,560
Current portion—included in accrued expenses and other current liabilities	51	51

Total	$186,053	$173,509

Credit Facility

In March 2014, the Partnership entered into an amended and restated credit agreement (the “Credit Facility”). The Credit Facility is a senior secured revolving credit facility maturing on March 4, 2019 with a total borrowing capacity of $450 million, under which swingline loans may be drawn up to $10.0 million and standby letters of credit may be issued up to an aggregate of $45.0 million. The Credit Facility may be increased, from time to time, upon the Partnership’s written request, subject to certain conditions, up to an additional $100.0 million. All obligations under the Credit Facility are secured by substantially all of the assets of the Partnership and its subsidiaries.

Borrowings under the Credit Facility bear interest, at the Partnership’s option, at (1) a rate equal to the London Interbank Offering Rate (“LIBOR”), for interest periods of one week or one, two, three or six months, plus a margin of 2.00% to 3.25% per annum, depending on the Partnership’s total leverage ratio (as defined) or (2) (a) a base rate equal to the greatest of: (i) the federal funds rate, plus 0.5%, (ii) LIBOR for one month interest periods, plus 1.00% per annum or (iii) the rate of interest established by the agent, from time to time, as its prime rate, plus (b) a margin of 1.00% to 2.25% per annum depending on the Partnership’s total leverage ratio. In addition, the Partnership incurs a commitment fee based on the unused portion of the revolving credit facility at a rate of 0.35% to 0.50% per annum depending on the Partnership’s total leverage ratio. The weighted-average interest rate on outstanding borrowings at March 31, 2014, was 2.7%. Letters of credit outstanding at March 31, 2014 and December 31, 2013 totaled $14.3 million and $12.3 million, respectively. The nominal amount of availability at March 31, 2014, was $278.0 million.

The Partnership is required to comply with certain financial covenants under the Credit Facility. The Partnership is required to maintain a total leverage ratio (as defined) for the most recently completed four fiscal quarters of not greater than 4.50 to 1.00. This ratio will be increased to 5.00 to 1.00 for the two quarters following the closing of a material acquisition (as defined) or upon the issuance of senior notes (as defined). Upon the issuance of senior notes, the Partnership would be required to maintain a senior leverage ratio (as defined) for the most recently completed four fiscal quarters on a pro forma basis of not greater than 3.50 to 1.00. The Partnership is also required to maintain a consolidated interest coverage ratio (as defined) of at least 2.75 to 1.00.

The Credit Facility prohibits the Partnership from making distributions to its unitholders if any potential default or event of default occurs or would result from the distribution, or the Partnership is not in compliance with its financial covenants. In addition, the Credit Facility contains various covenants which may limit, among other things, the Partnership’s ability to grant liens; create, incur, assume, or suffer to exist other indebtedness; or make any material change to the nature of the Partnership’s business, including mergers, liquidations, and dissolutions; and make certain investments, acquisitions or dispositions.

7. Environmental Matters

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

The Partnership maintains insurance of various types with varying levels of coverage that is considered adequate under the circumstances to cover operations and properties. The insurance policies are subject to deductibles that are considered reasonable and not excessive. In addition, the Partnership has entered into indemnification and/or escrow agreements with various sellers in conjunction with several of their respective acquisitions, as further described below. Financial responsibility for environmental remediation is negotiated in connection with each acquisition transaction. In each case, an assessment is made of potential environmental liability exposure based on available information. Based on that assessment and relevant economic and risk factors, a determination is made whether to, and the extent to which the Partnership will, assume liability for existing environmental conditions.

The table below presents a rollforward of the Partnership’s environmental liability for the three months ended March 31, 2014 and 2013 (in thousands).

	2014	2013
Beginning balance	$1,238	$1,177
Changes in estimates for previously incurred losses	330	—
Payments	(46)	—

Ending balance	1,522	1,177
Current portion	486	636

Long-term portion	$1,036	$541

At March 31, 2014, the Partnership was indemnified by third-party escrow funds, state funds or insurance totaling $1.5 million, which are recorded as indemnification assets. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

The estimates used in these liabilities are based on all known facts at the time and an assessment of the ultimate remedial action outcomes. The Partnership will adjust loss accruals as further information becomes available or circumstances change. Among the many uncertainties that impact the estimates are the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment and the possibility of existing legal claims giving rise to additional claims.

Environmental liabilities related to the contributed sites have not been assigned to the Partnership, and are still the responsibility of certain of the entities and affiliates (the “Predecessor Entities”) that contributed assets to form the Partnership (see the Annual Report on Form 10-K for the year ended December 31, 2013, for additional discussion of the Predecessor Entities). Under the Omnibus Agreement between the Partnership and LGC (the “Omnibus Agreement”), certain of the Predecessor Entities must indemnify the Partnership for any costs or expenses that the Partnership incurs for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the initial public offering (“IPO”) for contributed sites. Certain of the Predecessor Entities are beneficiaries of escrow accounts created to cover the cost to remediate certain environmental liabilities. In addition, certain of the Predecessor Entities maintain insurance policies to cover environmental liabilities and/or, where available, participate in state programs that may also assist in funding the costs of environmental liabilities. Certain sites that were contributed to the Partnership were identified as having existing environmental liabilities that are not covered by escrow accounts, state funds or insurance policies.

The table below presents a rollforward of the Predecessor Entities’ environmental liability for the three months ended March 31, 2014 and 2013 (in thousands).

2014
Beginning balance	$18,259
Payments	(742)

Ending balance	$17,517

A significant portion of the Predecessor Entities’ environmental liabilities have corresponding indemnification assets. The breakdown of the indemnification assets is as follows (in thousands):

	March 31, 2014	December 31, 2013
Third-party escrows	$6,407	$6,707
State funds	3,048	3,210
Insurance coverage	5,329	5,460

Total indemnification assets	$14,784	$15,377

8. Commitments and Contingencies

Legal Matters

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

Environmental Matters

See Note 7 for a discussion of the Partnership and the Predecessor Entity’s environmental liabilities.

9. Fair Value Measurements

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels in 2014 or 2013.

As further discussed in Note 11, the Partnership has accrued for phantom units and profits interests granted as a liability and adjusts that liability on a recurring basis based on the market price of the Partnership’s common units each balance sheet date. Such fair value measurements are deemed Level 1 measurements.

Financial Instruments

The fair value of the Partnership’s accounts receivable and accounts payable approximated their carrying values as of March 31, 2014, and December 31, 2013, due to the short-term maturity of these instruments. The fair value of the Partnership’s long-term debt approximated its carrying value as of March 31, 2014, and December 31, 2013, due to the frequency with which interest rates are reset based on changes in prevailing interest rates. The fair value of debt, classified as a Level 2 measurement, was estimated using an income approach by discounting future cash flows at estimated current cost of funding rates, which incorporate the credit risk of the Partnership.

10. Partners’ Capital

In March 2014, the Partnership issued 4,172 common units to certain members of the board of directors of the Partnership’s General Partner as part of their 2013 compensation.

In March 2014, 92,683 common units were issued (net of units withheld for income taxes) to employees of Lehigh Gas Corporation (“LGC”) as a result of the vesting of phantom units (see Note 11 for additional information).

11. Equity-Based Compensation

In connection with the IPO, the General Partner adopted the Lehigh Gas Partners LP 2012 Incentive Award Plan (the “Plan”), a long-term incentive plan for employees, officers, consultants and directors of the General Partner and any of its affiliates, including LGC, who perform services for the Partnership. The maximum number of common units that may be delivered with respect to awards under the Plan is 1,505,000. Generally, the Plan provides for grants of restricted units, unit options, performance awards, phantom units, profits interests, unit awards, unit appreciation rights, distribution equivalent rights, and other unit-based awards, with various limits and restrictions attached to these awards on a grant-by-grant basis. The Plan is administered by the board of directors of the Partnership’s General Partner or a committee thereof, which is referred to as the Plan Administrator.

The Plan Administrator may terminate or amend the Plan at any time with respect to any common units for which a grant has not yet been made. The Plan Administrator also has the right to alter or amend the Plan or any part of the Plan from time to time, including increasing the number of common units that may be granted, subject to unitholder approval as required by the exchange upon which common units are listed at that time; however, no change in any outstanding grant may be made that would adversely affect the rights of a participant with respect to awards granted to a participant prior to the effective date of such amendment or termination, except that the board of directors of our General Partner may amend any award to satisfy the requirements of Section 409A of the Internal Revenue Code. The Plan will expire on the tenth anniversary of its approval, when common units are no longer available under the Plan for grants or upon its termination by the Plan Administrator, whichever occurs first.

In March 2014, the Partnership contributed its investments in its operating subsidiaries and certain other assets and liabilities to LGP Operations LLC (“LGP Operations”), a wholly-owned subsidiary of the Partnership. Also in March 2014, LGP Operations granted profits interests to certain employees of LGC, which represent Class B Units in LGP Operations. Upon vesting, Class B Unitholders will be entitled to receive cash distributions proportionate to those received by common unitholders. Class B Units will be redeemable two years after they were granted, subject to certain limitations, for cash or common units at the discretion of the compensation committee of the board of directors of the General Partner.

Awards to Employees of LGC

The following is a summary of the award activity for the three months ended March 31, 2014.

	Phantom Units	Profits Interests
Non-vested at beginning of period	433,373	—
Granted	7,458	18,689
Forfeited	(642)	—
Vested (a)	(143,954)	—

Non-vested at end of period	296,235	18,689

(a)	Of the phantom units that vested during the three months ended March, 31, 2014, 51,271 common units were withheld for taxes.

Awards vest 33% on March 15 of the year following the year of grant, 33% on March 15 of the second year following the year of grant, and 34% on March 15 of the third year following the year of grant.

The fair value of the non-vested awards outstanding at March 31, 2014, was $8.5 million. Compensation expense for the three months ended March 31, 2014 and 2013, was $0.9 million and $0.1 million, respectively. Unrecognized compensation expense related to the non-vested awards is expected to be recognized over a weighted average period of 2.0 years.

It is the intent of the Partnership to settle the phantom units upon vesting by issuing common units and to settle the profits interests upon conversion by the grantee by issuing common units, as permitted under the Plan. However, the awards may be settled in cash at the discretion of the compensation committee of the board of directors of the General Partner.

Because the Partnership grants awards to employees of LGC, and because the grants may be settled in cash, the grants are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the balance sheet.

Awards to Members of the Board of Directors

The Partnership also granted the following awards to members of the board of directors of the General Partner as a portion of director compensation:

Year of service	2013	2014	2014
Type of Award	Profits Interests	Phantom Units	Profits Interests
Vesting	100% upon grant	100% on March 15, 2015	100% on March 15, 2015
Number of Awards	5,948	2,045	9,481

The fair value of the non-vested awards outstanding at March 31, 2014, was $0.3 million. Unrecognized compensation expense related to the non-vested awards is expected to be recognized through December 31, 2014.

12. Income Taxes

As a limited partnership, the Partnership is not subject to federal and state income taxes. Income tax attributable to the Partnership’s taxable income, which may differ significantly from income for financial statement purposes, is assessed at the individual level of the unitholder. The Partnership is subject to a statutory requirement that non-qualifying income, as defined by the Internal Revenue Code, cannot exceed 10% of total gross income for the calendar year. If non-qualifying income exceeds this statutory limit, the Partnership would be taxed as a corporation. The non-qualifying income did not exceed the statutory limit in any period.

Certain activities that generate non-qualifying income are conducted through a taxable corporate subsidiary, LGWS. Current and deferred income taxes are recognized on the earnings of LGWS. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates.

For the three months ended March 31, 2014 and 2013, the effective tax rate was lower than the federal statutory rate for corporations due to the Partnership’s income not subject to income taxes. For the three months ended March 31, 2013, the Partnership recorded an increase in the valuation allowance of $0.4 million.

13. Net Income per Limited Partnership Unit

Under the Partnership Agreement, the holders of the incentive distribution rights (“IDRs”) have an interest in distributions from the Partnership that are increasing percentages starting at 15% of quarterly distributions out of the operating surplus (as defined) in excess of $0.5031 per limited partner unit. The Partnership’s undistributed net income is generally allocable pro rata to the common and subordinated unitholders, except where common unitholders have received cash distributions in excess of the subordinated unitholders. In that circumstance, net income is allocated to the common unitholders first in support of such excess cash distribution paid to them and the remainder of the net income is allocable pro rata to the common and subordinated unitholders. Losses are general allocable pro rata to the common and subordinated unitholders in accordance with the Partnership Agreement.

In addition to the common and subordinated units, the Partnership has identified the IDRs as participating securities and computes income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the Partnership Agreement. Net income per unit applicable to limited partners (including common and subordinated unitholders) is computed by dividing the limited partners’ interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units. There were no participating IDRs for 2013. However, the distribution declared in March 2014 exceeded the threshold and so IDRs participated in this distribution as summarized on the statements of operations.

The following provides a reconciliation of net income and the allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the following periods (in thousands, except unit, and per unit amounts):

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Common Units	Subordinated Units	Common Units	Subordinated Units

Numerator:
Distributions paid (a)	$5,737	$3,857	$2,219	$2,218
Allocation of distributions in excess of net income (b)	(4,904)	(3,293)	(340)	(340)

Limited partners’ interest in net income-basic	833	564	1,879	1,878
Adjustment for phantom units	1	—	—	—

Limited partners’ interest in net income-diluted	$834	$564	$1,879	$1,878

Denominator:
Weighted average limited partnership units outstanding-basic	11,115,643	7,525,000	7,525,858	7,525,000
Adjustment for phantom units	40,618	—	—	—

Weighted average limited partnership units outstanding-diluted	11,156,261	7,525,000	7,525,858	7,525,000

Net income per limited partnership unit-basic	$0.07	$0.07	$0.25	$0.25

Net income per limited partnership unit-diluted	$0.07	$0.07	$0.25	$0.25

(a)	Distributions paid per unit were $0.5125 and $0.2948 per unit for the three months ended March 31, 2014 and 2013, respectively.
(b)	Allocation of distributions in excess of net income is based on a pro rata proportion to the common and subordinated units as outlined in the Partnership Agreement.

In May 2014, the Partnership declared a quarterly distribution, to be paid from the operating surplus, totaling $9.6 million or $0.5125 per unit.

14. Related-Party Transactions

Revenues from Fuel Sales to LGO

In connection with the IPO, the Partnership and LGO entered into a PMPA Franchise Agreement pursuant to which the Partnership is the exclusive distributor of motor fuel to all sites operated by LGO for a period of 15 years. The Partnership has the right to impose the brand of fuel that is distributed to LGO. There are no minimum volume requirements that LGO is required to satisfy. The Partnership charges LGO the “dealer tank wagon” prices for each grade of product in effect at the time title to the product passes to LGO. Revenues and cost of revenues from fuel sales to LGO are separately classified in the statements of operations.

Revenues from Fuel Sales to Related Parties

In addition, the Partnership distributes motor fuel and leases property to a related party of the Chief Executive Officer of the General Partner. Total revenues amounted to $24.0 million and $25.0 million for the three months ended March 31, 2014 and 2013, respectively. Accounts receivable amounted to $1.4 million and $1.1 million as of March 31, 2014 and December 31, 2013, respectively.

Operating Leases of Gasoline Stations as Lessor

The Partnership leases certain motor fuel stations to LGO under operating leases cancelable by the Partnership. Rent income under these agreements is separately classified in the statements of operations.

Operating Leases of Gasoline Stations as Lessee

The Partnership leases certain motor fuel stations from related parties under operating leases cancelable by the Partnership. Rent expense under these agreements was $0.2 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

Management Fees

The Partnership incurred $1.7 million and $1.6 million in management fees under the Omnibus Agreement for the three months ended March 31, 2014 and 2013, respectively, classified as selling, general and administrative expenses in the statements of operations.

Environmental Costs

Certain environmental monitoring and remediation activities are undertaken by a related party of the Partnership as approved by the conflicts committee of the board of directors of the General Partner. The Partnership incurred $0.1 million with this related party for the three months ended March 31, 2014.

15. Segment Reporting

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

	Three Months Ended March 31, 2014
	Wholesale	Retail	Unallocated	Consolidated
Revenues from fuel sales to external customers	$417,887	$53,302	$—	$471,189
Intersegment revenues from fuel sales	44,685	—	(44,685)	—
Rent income	9,641	1,054	—	10,695
Other revenue	137	—	—	137

Total revenues	472,350	54,356	(44,685)	482,021

Net income (loss)	8,455	265	(7,292)	1,428

16. Subsequent Events

Atlas Acquisition

On April 16, 2014, the Partnership entered into an agreement to acquire 55 wholesale supply contracts, two commission marketing contracts, 11 fee or leasehold sites and certain other assets from affiliates of Atlas Oil Company. Upon closing, the Partnership will pay $38.5 million. In addition, the Partnership will acquire certain short-term financing assets associated with the wholesale supply and commission marketing contracts for $11.9 million, bringing total consideration to $50.4 million, subject to closing adjustments.

These assets are located in the Chicago, Illinois area and are branded BP. The wholesale supply contracts have a remaining average term of 15 years and the fee or leasehold sites are currently leased to third party commission agents. The short-term financing assets relate to previously negotiated purchase agreements of certain sites by the dealers occupying the locations. All of the financing assets relate to sites supplied under contracts acquired in this transaction. The financing assets have a weighted average maturity of June 2015.

In connection with the acquisition, Sam Simon, Chairman and Chief Executive Officer of Atlas Oil Company, will enter into a non-compete agreement that generally restricts him and entities controlled by him from (a) engaging in the wholesale distribution of motor fuel or owning or operating a retail motor fuel facility and/or convenience store within certain territories for one year after the closing date, and (b) constructing any new retail motor fuel facility and/or convenience stores within certain territories for five years after the closing date.

The transaction is expected to close in the second quarter of 2014 and will be funded by borrowings under the credit facility. Should either party breach the contract and not cure the breach as required, the other party is entitled to liquidated damages.

PMI Acquisition

On April 28, 2014, the Partnership exercised an option (“Option”) to purchase 100% of the membership interests of Pinehurst Petroleum, LLC (“Pinehurst”) from Joseph L. Smith III and John A. Kopfer, Jr. (“Smith/Kopfer”) for $4.0 million. Pinehurst’s sole asset was an Agreement and Plan of Merger among Pinehurst Petroleum, LLC, PMI Merger Sub, Inc., Petroleum Marketers, Incorporated, Petroleum Marketers, Incorporated Employee Stock Ownership Trust and Ronald R. Hare, in his capacity as representative (the “Merger Agreement”) pursuant to which Pinehurst agreed to acquire all of the shares of Petroleum Marketers, Incorporated (“PMI”) for $75.0 million subject to an adjustment for a targeted net working capital of $3.0 million, through the merger of PMI Merger Sub, Inc., a wholly owned subsidiary of Pinehurst, and PMI. Under the terms of the Merger Agreement, the stockholders of PMI agreed to escrow $5.0 million for 25 months after the closing date to secure the indemnity provisions for the benefit of Pinehurst contained in the Merger Agreement. The Merger Agreement also contains customary representations, warranties, agreements and obligations of the parties, and termination, closing conditions and indemnity provisions. The transaction was funded under the Partnership’s credit facility.

On April 30, 2014, pursuant to the Option, the Partnership purchased all of the equity interests of Pinehurst. Subsequent to such purchase, the merger became effective and, as a result, the Partnership became the owner of PMI. PMI operates two primary lines of business: convenience stores and petroleum products distribution. In its convenience store business, PMI operates 85 convenience stores and 9 co-located branded quick service restaurants located in Virginia. The convenience stores distribute primarily branded fuel and operate under the PMI’s own proprietary convenience store brand, “Stop in Food Stores.” The Partnership initially intends to operate the convenience stores within the Partnership and expects to transfer the operations of certain sites over time to third parties and to affiliated entities outside of the Partnership. The petroleum products business distributes motor fuels and other petroleum products to customers throughout Virginia, West Virginia, Tennessee and North Carolina.

The acquisition augments the Partnership’s presence in Virginia and complements the existing Tennessee operations. The Partnership expects to realize material synergies upon integration.

Due to the timing, nature and complexity of the transaction and the status of the valuation work, the Partnership is not able to provide a preliminary purchase price allocation.

On May, 1, 2014, immediately subsequent to the effectiveness of the merger, the Partnership caused PMI to divest its lubricants business (the “Lubricants Business”) to Zimri Holdings, LLC (“Zimri”), an entity owned by Smith/Kopfer for the sum of $14.0 million pursuant to an Asset Purchase Agreement (“APA”) between PMI and Zimri. The APA contains customary representations, warranties, agreements and obligations of the parties, as well as indemnity provisions. A trust controlled by Joseph V. Topper, Jr, Chairman and CEO of the general partner of the Partnership, personally financed the purchase of the Lubricants Business by Zimri via a loan to Zimri. The financing by Mr. Topper’s trust was approved by the Conflicts Committee of the board of directors of the general partner of the Partnership. It is anticipated that Zimri will re-sell the Lubricants Business to an independent third party at a later date. The Partnership is entitled to receive the profit, if any, from the sale of the Lubricants Business to an independent third party.

Amendment of Omnibus Agreement

In connection with the acquisition of PMI and the pending acquisition of assets from certain affiliates of Atlas Oil Company discussed previously, the Partnership amended its Omnibus Agreement with its general partner and LGC with regards to the management fee payable by the Partnership to LGC effective May 1, 2014. The revised management fee consists of a base monthly fee of $670,000 per month and a variable fee of between zero and $0.003 per gallon for wholesale fuel distribution and $0.015 per gallon for retail fuel distribution at sites operated by the Partnership. LGC may waive all or any portion of the management fee to the extent that all or a portion of the management services are either purchased from another party or not required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report.

Forward Looking Statements

This Quarterly Report on Form 10-Q and oral statements made regarding the subjects of this Quarterly Report may contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, or the Reform Act, which may include, but are not limited to, statements regarding our plans, objectives, expectations and intentions and other statements that are not historical facts, including statements identified by words such as “outlook,” “intends,” “plans,” “estimates,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “anticipates,” “foresees,” or the negative version of these words or other comparable expressions. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to revenue growth and earnings or earnings per unit growth, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are based upon our current views and assumptions regarding future events and operating performance and are inherently subject to significant business, economic and competitive uncertainties and contingencies and changes in circumstances, many of which are beyond our control. The statements in this Quarterly Report are made as of the date of this report, even if subsequently made available by us on our website or otherwise. We do not undertake any obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Overview

We are a Delaware limited partnership formed to engage in the distribution of motor fuels, consisting of gasoline and diesel fuel, and to own and lease real estate used in the retail distribution of motor fuels. Since our Predecessor was founded in 1992, we have generated revenues from the wholesale distribution of motor fuels to retail sites and from real estate leases. In the third quarter of 2013, we also began generating revenues, on a select basis, through the retail distribution of motor fuels at sites operated by commission agents.

Our primary business objective is to make quarterly cash distributions to our unitholders and, over time, to increase our quarterly cash distributions. We intend to make minimum quarterly distributions of at least $0.4375 per unit, per quarter (or $1.75 per unit on an annualized basis). Our declared distributions since May 2013 are summarized below:

Distribution Declared	Quarterly Distribution	Annualized Distribution
May 2013	$0.4525	$1.81
August 2013	0.4775	1.91
November 2013	0.5025	2.01
March 2014	0.5125	2.05
May 2014	0.5125	2.05

The amount of any distributions is subject to the discretion of the board of directors of our General Partner which may modify or revoke our cash distribution policy at any time. Our partnership agreement does not require us to pay any distributions.

We believe consistent demand for motor fuels in the areas where we operate and the contractual nature of our rent income provide a stable source of cash flow. Cash flows from the wholesale distribution of motor fuels are generated primarily by a per gallon margin that is either a fixed or variable mark-up per gallon, depending on our contract terms. By delivering motor fuels through independent carriers on the same day we purchase the motor fuels from suppliers, we seek to minimize the commodity price risks typically associated with the purchase and sale of motor fuels. We also generate cash flows from rent income primarily by collecting rent from lessee dealers, LGO and non-gas tenants pursuant to lease agreements.

For the quarter ended March 31, 2014, we distributed an aggregate of approximately 160 million gallons of motor fuels. At March 31, 2014, we distributed motor fuels to 801 sites, comprised of the following classes of business:

•	249 sites operated by independent dealers;

•	259 sites owned or leased by us and operated by LGO;

•	238 sites owned or leased by us and operated by lessee dealers; and

•	55 sites owned or leased by us and operated by commission agents.

In addition, we distribute motor fuels to 13 sub-wholesalers who distribute to additional sites.

Over 65% of the sites to which we distribute motor fuels are owned or leased by us. In addition, we have agreements requiring the operators of these sites to purchase motor fuels from us.

We are focused on owning and leasing sites primarily located in prime locations with strong motor fuel demand. We own and lease sites located in Pennsylvania, New Jersey, Ohio, New York, Massachusetts, Kentucky, New Hampshire, Maine, Florida, Maryland, Delaware, Tennessee and Virginia. We also distribute motor fuel in Georgia. We believe the limited availability of undeveloped real estate particularly in the northeastern U.S. presents a high barrier to entry for new or existing retail gas station owners to develop competing sites.

Recent Developments

Atlas Acquisition

On April 16, 2014, we entered into an agreement to acquire 55 wholesale supply contracts, two commission marketing contracts, 11 fee or leasehold sites and certain other assets from affiliates of Atlas Oil Company. Upon closing, we will pay $38.5 million. In addition, we will acquire certain short-term financing assets associated with the wholesale supply and commission marketing contracts for $11.9 million, bringing total consideration to $50.4 million, subject to closing adjustments.

These assets are located in the Chicago, Illinois area and are branded BP. The wholesale supply contracts have a remaining average term of 15 years and the fee or leasehold sites are currently leased to third party commission agents. The short-term financing assets relate to previously negotiated purchase agreements of certain sites by the dealers occupying the locations. All of the financing assets relate to sites supplied under contracts acquired in this transaction. The financing assets have a weighted average maturity of June 2015.

In connection with the acquisition, Sam Simon, Chairman and Chief Executive Officer of Atlas Oil Company, will enter into a non-compete agreement that generally restricts him and entities controlled by him from (a) engaging in the wholesale distribution of motor fuel or owning or operating a retail motor fuel facility and/or convenience store within certain territories for one year after the closing date and (b) constructing any new retail motor fuel facility and/or convenience stores within certain territories for five years after the closing date.

The transaction is expected to close in the second quarter of 2014 and will be funded by borrowings under the credit facility. Should either party breach the contract and not cure the breach as required, the other party is entitled to liquidated damages.

PMI Acquisition

On April 28, 2014, we exercised an option (“Option”) to purchase 100% of the membership interests of Pinehurst Petroleum, LLC (“Pinehurst”) from Joseph L. Smith III and John A. Kopfer, Jr. (“Smith/Kopfer”) for $4.0 million. Pinehurst’s sole asset was an Agreement and Plan of Merger among Pinehurst Petroleum, LLC, PMI Merger Sub, Inc., Petroleum Marketers, Incorporated, Petroleum Marketers, Incorporated Employee Stock Ownership Trust and Ronald R. Hare, in his capacity as representative (the “Merger Agreement”) pursuant to which Pinehurst agreed to acquire all of the shares of Petroleum Marketers, Incorporated (“PMI”) for $75.0 million subject to an adjustment for a targeted net working capital of $3.0 million, through the merger of PMI Merger Sub, Inc., a wholly owned subsidiary of Pinehurst, and PMI. Under the terms of the Merger Agreement, the stockholders of PMI agreed to escrow $5.0 million for 25 months after the closing date to secure the indemnity provisions for the benefit of Pinehurst contained in the Merger Agreement. The Merger Agreement also contains customary representations, warranties, agreements and obligations of the parties, and termination, closing conditions and indemnity provisions. The transaction was funded under our credit facility.

On April 30, 2014, pursuant to the Option, we purchased all of the equity interests of Pinehurst. Subsequent to such purchase, the merger became effective and, as a result, we became the owner of PMI. PMI operates two primary lines of business: convenience stores and petroleum products distribution. In its convenience store business, PMI operates 85 convenience stores and 9 co-located branded quick service restaurants located in Virginia. The convenience stores distribute primarily branded fuel and operate under the PMI’s own proprietary convenience store brand, “Stop in Food Stores.” We initially intend to operate the convenience stores and expect to transfer the operations of certain sites over time to third parties and to affiliated entities. The petroleum products business distributes motor fuels and other petroleum products to customers throughout Virginia, West Virginia, Tennessee and North Carolina.

On May, 1, 2014, immediately subsequent to the effectiveness of the merger, we caused PMI to divest its lubricants business (the “Lubricants Business”) to Zimri Holdings, LLC (“Zimri”), an entity owned by Smith/Kopfer for the sum of $14.0 million pursuant to an Asset Purchase Agreement (“APA”) between PMI and Zimri. The APA contains customary representations, warranties, agreements and obligations of the parties, as well as indemnity provisions. A trust controlled by Joseph V. Topper, Jr, Chairman and CEO of the general partner of the Partnership, personally financed the purchase of the Lubricants Business by Zimri via a loan to Zimri. The financing by Mr. Topper’s trust was approved by the Conflicts Committee of the board of directors of the general partner of the Partnership. It is anticipated that Zimri will re-sell the Lubricants Business to an independent third party at a later date. We are entitled to receive the profit, if any, from the sale of the Lubricants Business to an independent third party.

In connection with the acquisition of PMI and the pending acquisition of assets from certain affiliates of Atlas Oil Company discussed previously, we amended the Omnibus Agreement with our general partner and LGC with regards to the management fee payable by us to LGC effective May 1, 2014. The revised management fee consists of a base monthly fee of $670,000 per month and a variable fee of between zero and $0.003 per gallon for wholesale fuel distribution and $0.015 per gallon for retail fuel distribution at sites we operate. The general partner and LGC may waive all or any portion of the management fee to the extent that all or a portion of the management services are either purchased from another party or not required.

Amended and Restated Credit Agreement

In March 2014, we entered into an amended and restated credit agreement (the “Credit Facility”). The Credit Facility is a senior secured revolving credit facility maturing March 4, 2019 with a total borrowing capacity of $450 million, under which swingline loans may be drawn up to $10.0 million and standby letters of credit may be issued up to an aggregate of $45.0 million. The Credit Facility may be increased, from time to time, upon our written request, subject to certain conditions, up to an additional $100.0 million. All obligations under the Credit Facility are secured by substantially all of our assets. See “Liqudity and Capital Resources – Long-term Debt – Credit Facility” for additional information.

Outlook

The Partnership expects its total fuel volume to increase in 2014, driven by the Rogers, Rocky Top and Manchester acquisitions in the third and fourth quarters of 2013 and the Atlas and PMI acquisitions in the second quarter of 2014, offset by a decrease in volume as a result of market conditions. Based on current market conditions, we expect our motor fuel gross margins to be consistent with historical results. We expect rent income to increase in 2014 as a result of the 2013 and 2014 acquisitions.

Earnings in future periods are subject to various risks and uncertainties. See “Forward-Looking Information” and Note 8 to the financial statements included within this report and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013, for a discussion of the risks, uncertainties and factors that may impact future results.

Results of Operations

Evaluating Our Results of Operations

The primary drivers of our operating results are the volume of motor fuels we distribute, the margin per gallon we are able to generate on the motor fuels we distribute and the rent income we earn on the sites we own or sub-lease. For owned or sub-leased sites, we seek to maximize the overall profitability of our operations, balancing the contributions to profitability of motor fuel distribution and rent income. Our Omnibus Agreement, under which LGC provides management, administrative and operating services for us, enables us to manage a significant component of our operating expenses. Our management relies on financial and operational metrics designed to track the key elements that contribute to our operating performance. To evaluate our operating performance, our management considers gross profit from fuel sales, motor fuel volumes, margin per gallon, rent income for sites we own or sub-lease, EBITDA, Adjusted EBITDA and Distributable Cash Flow.

Gross Profit, Volume and Margin per Gallon - Gross profit from fuel sales represents the excess of revenues from fuel sales, including revenues from fuel sales to affiliates, over cost of revenues from fuel sales, including cost of revenues from fuel sales to affiliates. Wholesale fuel prices are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and correspondingly the cost of the gasoline and diesel fuel we purchase from suppliers, experience significant and rapid fluctuations. The prices we charge our customers for fuel and the gross margin we receive on our fuel sales can increase or decrease significantly and rapidly over short periods of time. Generally, our gross margin increases when the price of crude oil decreases and our gross margin decreases when the price of crude oil increases.

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

Rent Income - We evaluate our sites’ performance based, in part, on the rent income we earn from them. For sub-leased sites, we consider the rent income after payment of our lease obligations for the site. We use this information in combination with the fuel-related metrics noted previously to assess the effectiveness of pricing strategies for our leases, the performance of a site as compared to other sites we own or lease, and compare rent income of sites we seek to acquire or lease.

EBITDA, Adjusted EBITDA and Distributable Cash Flow - Our management uses EBITDA, Adjusted EBITDA and Distributable Cash Flow to analyze our performance as more fully described in “Non-GAAP Financial Measures” below.

Comparison of Results for the Three Months Ended March 31, 2014 and 2013

The following table sets forth our statements of operations for the periods indicated (in thousands):

	Three Months Ended March 31, 2014 (unaudited)	Three Months Ended March 31, 2013 (unaudited)	$ Variance	% Variance
Revenues:
Revenues from fuel sales	$296,784	$218,304	$78,480	35.9%
Revenues from fuel sales to affiliates	174,405	242,865	(68,460)	(28.2)%
Rent income	5,508	3,352	2,156	64.3%
Rent income from affiliates	5,187	6,917	(1,730)	(25.0)%
Other revenue	137	423	(286)	(67.6)%

Total revenues	482,021	471,861	10,160	2.2%
Costs and Expenses:
Cost of revenues from fuel sales	291,780	214,278	77,502	36.2%
Cost of revenues from fuel sales to affiliates	169,759	236,963	(67,204)	(28.4)%
Rent expense	3,815	3,884	(69)	(1.8)%
Operating expenses	2,198	820	1,378	168.0%
Depreciation and amortization	5,936	4,839	1,097	22.7%
Selling, general and administrative expenses	4,527	3,579	948	26.5%
Gains on sale of assets, net	(1,480)	—	(1,480)	n/a

Total costs and operating expenses	476,535	464,363	12,172	2.6%

Operating income	5,486	7,498	(2,012)	(26.8)%
Interest expense	(4,027)	(3,379)	(648)	19.2%
Other income, net	104	81	23	28.4%

Income from continuing operations before income taxes	1,563	4,200	(2,637)	(62.8)%
Income tax expense from continuing operations	135	443	(308)	(69.5)%

Net income	$1,428	$3,757	$(2,329)	(62.0)%

As noted previously, we began operating in two reportable segments as of September 1, 2013. Unallocated costs consist primarily of interest expense associated with the Credit Facility, selling, general and administrative expenses, income taxes and the elimination of the retail segment’s intersegment cost of revenues from fuel sales against the wholesale segment’s intersegment revenues from fuel sales. The profit in ending inventory generated by the intersegment fuel sale is also eliminated. The table below presents our results for the three months ended March 31, 2014, by segment (in thousands).

	Three Months Ended March 31, 2014
	Wholesale	Retail	Unallocated	Consolidated
Revenues from fuel sales to external customers	$417,887	$53,302	$—	$471,189
Intersegment revenues from fuel sales	44,685	—	(44,685)	—
Rent income	9,641	1,054	—	10,695
Other revenue	137	—	—	137

Total revenues	472,350	54,356	(44,685)	482,021
Cost of revenues from fuel sales	453,212	52,981	(44,654)	461,539
Rent expense	3,636	179	—	3,815
Operating expenses	1,863	335	—	2,198
Depreciation and amortization	5,449	487	—	5,936
Selling, general and administrative expenses	—	—	4,527	4,527
Gains on sales of assets, net	(1,480)	—	—	(1,480)

Total costs and expenses	462,680	53,982	(40,127)	476,535

Operating income	9,670	374	(4,558)	5,486
Interest expense	(1,302)	(126)	(2,599)	(4,027)
Other income, net	87	17	—	104

Income from continuing operations before income taxes	8,455	265	(7,157)	1,563
Income tax expense	—	—	135	135

Net income	$8,455	$265	$(7,292)	$1,428

Revenues and Costs from Fuel Sales

Our aggregate revenues from fuel sales, which include revenues from fuel sales to affiliates, and aggregate cost of revenues from fuel sales, which include the cost of revenues from fuel sales to affiliates, are principally derived from the purchase and sale of gasoline and diesel fuel with the resulting changes in aggregate revenues from fuel sales, and aggregate cost of revenues from fuel sales, being attributable to the combination of volume of gallons of fuel distributed and/or fluctuations in market prices for crude oil and petroleum products, which are generally passed onto our customers (in thousands, except per gallon data).

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	$ Variance	% Variance
Revenues from fuel sales	$471,189	$461,169	$10,020	2.2%
Cost of revenues from fuel sales	$461,539	$451,241	$10,298	2.3%

Gross margin from fuel sales	$9,650	$9,928	$(278)	(2.8)%

Volume (in thousands of gallons)	159,581	149,720	9,861	6.6%
Sales price per gallon	$2.953	$3.080	$(0.127)	(4.1)%
Gross margin per gallon (a)	$0.060	$0.066	$(0.006)	(9.1)%

(a)	The wholesale segment gross margin was $0.059 and the retail segment gross margin was $0.021 for the three months ended March 31, 2014. As noted previously, we began operating in two reportable segments as of September 1, 2013.

The decrease in gross margin was driven by a lower margin per gallon offset by an increase in volume of gallons distributed.

The increase in aggregate revenues from fuel sales resulted from an increase of $30.4 million related to an increase in volume of gallons distributed offset by a decrease of $20.4 million related to lower selling prices per gallon. The increase in volume of gallons distributed was principally related to our 2013 acquisitions, with 9.7 million gallons related to the Manchester acquisition, 7.0 gallons related to the Rocky Top acquisition, 3.9 gallons related to the Rogers acquisition and 0.3 million gallons related to new Getty sites. These increases were partially offset by decreases of 5.8 million gallons related to marketplace competition as well as adverse weather conditions in the northeastern U.S. during the first quarter of 2014, 3.6 million gallons related to the closure of sites, and 1.6 million gallons related to terminated dealer supply contracts.

Rent Income

Rent income, including rent income from affiliates, increased $0.4 million to $10.7 million for the three months ended March 31, 2014, from $10.3 million for the same period in 2013. This increase was driven by $1.2 million of incremental rent income from the Rogers and Rocky Top acquisitions partially offset by the $0.6 million impact of leases with LGO that were terminated in the third quarter of 2013 associated with commission and closed sites.

Other Revenue

Other revenue decreased $0.3 million to $0.1 million for the three months ended March 31, 2014, compared with $0.4 million for the same period in 2013. This decrease was primarily attributable to fees paid in 2013 by dealers to terminate their supply contracts.

Operating Expenses

Operating expenses increased $1.4 million to $2.2 million for the three months ended March 31, 2014, compared with $0.8 million for the same period in 2013. The increase was primarily due to an increase in repairs and maintenance of $0.7 million due to an increase in owned and leased sites as a result of acquisitions and the timing of projects. In addition, we incurred $0.4 million associated with the termination of the Chevron fuel purchase contract in order to rebrand certain sites in Florida from Chevron to ExxonMobil. We also incurred $0.2 million more in real estate taxes associated with certain commission sites for which the leases with the commission agents are not triple net leases.

Depreciation and Amortization

Depreciation and amortization increased $1.1 million to $5.9 million for the three months ended March 31, 2014, from $4.8 million for the same period in 2013. This increase was driven by $1.0 million of incremental depreciation and amortization resulting from the recent acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.9 million to $4.5 million for the three months ended March 31, 2014, compared with $3.6 million for the same period in 2013. The increase was primarily attributable to an increase in equity-based compensation expense of $1.0 million.

Acquisition costs incurred during the three months ended March 31, 2014 and 2013, were $0.3 million.

Gains on Sales of Assets, net

The gain recorded for the three months ended March 31, 2014, relates to two site divestitures.

Interest Expense

Interest expense increased $0.6 million to $4.0 million for the three months ended March 31, 2014, compared with $3.4 million for the same period in 2013. The seller financing issued in connection with the Rocky Top acquisition primarily drove the increase. In addition, deferred financing costs of $0.4 million were written off during the three months ended March 31, 2014, due to the change in lenders in the Credit Facility. Interest on the Credit Facility and lease financing obligations decreased $0.4 million due to reductions in the outstanding balances.

Income Tax Expense

Income tax expense decreased $0.3 million to $0.1 million for the three months ended March 31, 2014, from $0.4 million for the same period in 2013. The decrease was primarily due to the recording of a full valuation allowance against the deferred tax benefit recorded in 2013 whereas no adjustment to the valuation allowance was necessary in 2014.

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are to finance current operations, fund acquisitions from time-to-time, and to service our debt. We expect our ongoing sources of liquidity to include cash generated by our operations and borrowings under the Credit Facility and, if available to us on acceptable terms, issuances of equity and debt securities. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as make acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will, from time-to-time, consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods.

We intend to pay at least a minimum quarterly distribution of $0.4375 per unit per quarter, which equates to approximately $8.2 million per quarter, or $32.8 million per year, based on the current number of common and subordinated units outstanding. We do not have a legal obligation to pay this distribution and our Credit Facility includes certain restrictions on our ability to make distributions. We have increased our distribution since our initial public offering as summarized in “Overview.”

We believe that we will have sufficient cash flow from operations, borrowing capacity under the Credit Facility and the ability to issue additional common units and/or debt securities to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional common units and/or debt securities.

Comparison of Cash Flows for the Three Months Ended March 31, 2014 and 2013

The following table summarizes cash flow activity (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Variance
Net cash provided by operating activities	$779	$275	$504
Net cash used in investing activities	(2,710)	(227)	(2,483)
Net cash used in financing activities	(832)	(4,808)	3,976

Net cash provided by operating activities includes balance sheet changes arising from wholesale motor fuel purchasing patterns, the timing of collections on our accounts receivable, the seasonality of our business, fluctuations in wholesale motor fuel prices, our working capital requirements and general market conditions.

The increase in net cash provided by operating activities resulted from an increase in the change in working capital and other assets and liabilities of $2.1 million and an increase in net non-cash charges of $0.7 million, partially offset by a decrease in net income of $2.3 million.

The increase in the change in working capital and other assets and liabilities was primarily driven by differences in timing of collection of credit card payments partially offset by deposits paid on two potential acquisitions and the reimbursement of LGC for payroll taxes associated with the vesting of phantom units.

Net non-cash charges were higher in 2014 as a result of higher depreciation and amortization, equity-based compensation and non-cash interest expense. Partially offsetting these increases was the gain on sales of assets recognized in 2014.

The increase in net cash used in investing activities resulted from an increase in purchases of property and equipment.

The decrease in net cash used in financing activities resulted from net borrowings in 2014 totaling $12.5 million partially offset by an increase in distributions of $5.2 million and financing costs paid in 2014 of $3.1 million.

Capital Expenditures

We make investments to expand, upgrade and enhance existing assets. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those capital expenditures required to maintain our long-term operating income or operating capacity. We anticipate maintenance capital expenditures will be funded primarily with cash generated by operations. We had approximately $0.6 million and $0.1 million in maintenance capital expenditures for the three months ended March 31, 2014 and 2013, respectively, which are included in purchases of property and equipment in our statements of cash flows.

Expansion capital expenditures are those capital expenditures that we expect will increase our operating income or operating capacity over the long term. We have the ability to fund our expansion capital expenditures by additional borrowings under the Credit Facility or, if available to us on acceptable terms, issuing additional equity, debt securities or other options, such as the sale of assets. We cannot assure you that we can complete any offering of securities or other options on terms acceptable to us, if at all. We had approximately $1.6 million and $0.2 million in expansion capital expenditures for the three months ended March 31, 2014 and 2013, respectively.

Non-GAAP Financial Measures

We use the non-GAAP financial measures EBITDA, Adjusted EBITDA and Distributable Cash Flow in this report. EBITDA represents net income before deducting interest expense, income taxes and depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted to exclude gains or losses on sales of assets, gains or losses on the extinguishment of debt, equity-based incentive compensation, equity-based director compensation and certain other non-cash items as deemed appropriate by management. Distributable Cash Flow represents Adjusted EBITDA less cash interest expense, maintenance capital expenditures net of any reimbursements and current income tax expense.

EBITDA, Adjusted EBITDA and Distributable Cash Flow are used as supplemental financial measures by management and by external users of our financial statements, such as investors and lenders. EBITDA and Adjusted EBITDA are used to assess our financial performance without regard to financing methods, capital structure or income taxes and our ability to incur and service debt and to fund capital expenditures. In addition, Adjusted EBITDA is used to assess the operating performance of our business on a consistent basis by excluding the impact of sales of our assets which do not result directly from our wholesale distribution of motor fuel and our leasing of real property. EBITDA, Adjusted EBITDA and Distributable Cash Flow are also used to assess our ability to generate cash sufficient to make distributions to our unit-holders.

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

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Reconciliation of EBITDA and Adjusted EBITDA to net income:
Net income	$1,428	$3,757
Plus:
Depreciation and amortization	5,936	4,839
Income tax expense	135	443
Interest expense	4,027	3,379

EBITDA	11,526	12,418
Equity-based incentive compensation expense	907	140
Equity-based director compensation expense	7	56
Gains on sales of assets, net	(1,480)	—

Adjusted EBITDA	$10,960	$12,614

Reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$779	$275
Changes in certain operating assets and liabilities	7,017	9,203
Interest expense	4,027	3,379
Others items, net	(297)	(439)

EBITDA	11,526	12,418
Equity-based incentive compensation expense	907	140
Equity-based director compensation expense	7	56
Gains on sales of assets, net	(1,480)	—

Adjusted EBITDA	$10,960	$12,614

Reconciliation of Distributable Cash Flow
Adjusted EBITDA	$10,960	$12,614
Less:
Cash interest expense	(3,044)	(2,760)
Maintenance capital expenditures (a)	(559)	(83)
Current income tax expense	(144)	(452)

Distributable Cash Flow	$7,213	$9,319

(a)	Under our partnership agreement, maintenance capital expenditures are capital expenditures made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are those made to maintain existing contract volumes, including payments to renew existing distribution contracts, or to maintain our sites in leasable condition, such as parking lot or roof replacement/renovation, or to replace equipment required to operate our existing business.

Long-term Debt

Debt outstanding at March 31, 2014 and December 31, 2013 was as follows (in thousands):

	March 31, 2014	December 31, 2013
Revolving credit facility	$158,887	$146,330
Financing associated with Rocky Top acquisition	26,250	26,250
Note payable	967	980

Total	186,104	173,560
Current portion – included in accrued expenses and other current liabilities	51	51

Total	$186,053	$173,509

Credit Facility

In March 2014, we entered into the Credit Facility. The Credit Facility is a senior secured revolving credit facility maturing March 4, 2019 with a total borrowing capacity of $450 million, under which swingline loans may be drawn up to $10.0 million and standby letters of credit may be issued up to an aggregate of $45.0 million. The Credit Facility may be increased, from time to time, upon our written request, subject to certain conditions, up to an additional $100.0 million. All obligations under the Credit Facility are secured by substantially all of our assets.

Borrowings under the Credit Facility bear interest, at our option, at (1) a rate equal to the London Interbank Offering Rate (“LIBOR”), for interest periods of one week or one, two, three or six months, plus a margin of 2.00% to 3.25% per annum, depending on our total leverage ratio (as defined) or (2) (a) a base rate equal to the greatest of: (i) the federal funds rate, plus 0.5%, (ii) LIBOR for one month interest periods, plus 1.00% per annum or (iii) the rate of interest established by the agent, from time to time, as its prime rate, plus (b) a margin of 1.00% to 2.25% per annum depending on our total leverage ratio. In addition, we incur a commitment fee based on the unused portion of the revolving credit facility at a rate of 0.35% to 0.50% per annum depending on our total leverage ratio. The weighted-average interest rate on outstanding borrowings at March 31, 2014 was 2.7%. Letters of credit outstanding at March 31, 2014 and December 31, 2013 totaled $14.3 million and $12.3 million, respectively. The nominal amount of availability at March 31, 2014 amounted to $278.0 million.

We are required to comply with certain financial covenants under the Credit Facility. We are required to maintain a total leverage ratio (as defined) for the most recently completed four fiscal quarters of not greater than 4.50 to 1.00. This ratio will be increased to 5.00 to 1.00 for the two quarters following the closing of a material acquisition (as defined) or upon the issuance of senior notes (as defined). Upon the issuance of senior notes, we are also required to maintain a senior leverage ratio (as defined) for the most recently completed four fiscal quarters on a pro forma basis of not greater than 3.50 to 1.00. We are also required to maintain a consolidated interest coverage ratio (as defined) of at least 2.75 to 1.00.

The Credit Facility prohibits us from making distributions to unitholders if any potential default or event of default occurs or would result from the distribution, or we are not in compliance with financial covenants.

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

If an event of default exists under the Credit Facility, the lenders will be able to accelerate the maturity of the Credit Facility and exercise other rights and remedies. Events of default include, among others, the following:

•	failure to pay any principal when due or any interest, fees or other amounts when due;

•	failure of any representation or warranty to be true and correct in any material respect;

•	failure to perform or otherwise comply with the covenants in the Credit Facility or in other loan documents without a waiver or amendment;

•	any default in the performance of any obligation or condition beyond the applicable grace period relating to any other indebtedness of more than $7.5 million;

•	a judgment default for monetary judgments not covered by insurance exceeding $20.0 million;

•	bankruptcy or insolvency event involving us;

•	an Employee Retirement Income Security Act of 1974 (ERISA) violation;

•	a change of control without a waiver or amendment; and

•	failure of the lenders for any reason to have a perfected first priority security interest in the security pledged by us or any of our subsidiaries or any of the security becomes unenforceable or invalid.

Off-Balance Sheet Arrangements

The Omnibus agreement contingently requires us to perform environmental remediation work as further discussed in Note 7 to the financial statements. We also have operating leases and fuel purchase commitments as discussed in “Contractual Obligations” within our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Commodity Price Risk

Effective September 1, 2013, we assumed the lessor position for commission sites previously operated by LGO. As a result we now record retail sales of motor fuels to the end customer. Further, we now carry inventory on our balance sheet for the period from the purchase of the motor fuels from the third party suppliers to the retail sale to the end customer. During this period we are exposed to commodity price risk as it relates to motor fuel price fluctuations. During periods of market volatility the retail segment margins could be significantly impacted. We currently do not hedge against this commodity price risk but may in the future. As of March 31, 2014, we had $2.6 million of motor fuel inventory. A $0.01 change in motor fuel pricing would not have been significant.

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

As of March 31, 2014, we had $158.9 million outstanding on our revolving credit facility at an average interest rate of 2.7%. A one percentage point change in our average rate would impact annual interest expense by an aggregate of approximately $1.6 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional information regarding legal proceedings is included in Note 8 of the notes to the financial statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risk factors in our Form 10-K have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibit index attached hereto is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEHIGH GAS PARTNERS LP

	By:	LEHIGH GAS GP LLC, its General Partner

Date: May 8, 2014		By:	/s/ Mark L. Miller
		Name:	Mark L. Miller
		Title:	Chief Financial Officer of Lehigh Gas GP LLC (On behalf of the registrant, and in the capacity as principal financial officer)

EXHIBIT INDEX

10.1	Third Amended and Restated Credit Agreement, by and among the Partnership, as borrower, certain domestic subsidiaries of the Partnership from time to time party thereto, the lenders from time to time party thereto, Wells Fargo Bank National Association, as syndication agent and KeyBank National Association, as syndication agent, Bank of America, N.A., as documentation agent, Manufacturers and Traders Trust Company, as documentation agent, Royal Bank of Canada, as documentation agent and Santander Bank, N.A., as documentation agent and Citizens Bank of Pennsylvania, as administrative agent for the Lenders thereunder (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on March 6, 2014)

10.2	Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Profits Interests with immediate vesting, granted to directors from March 14, 2014 (incorporated herein by reference to Exhibit 10.6(b) to the Annual Report on Form 10-K for Lehigh Gas Partners LP, filed on March 10, 2014)

10.3	Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Profits Interests with one year vesting, granted to directors from March 14, 2014 (incorporated herein by reference to Exhibit 10.6(c) to the Annual Report on Form 10-K for Lehigh Gas Partners LP, filed on March 10, 2014)

10.4	Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Profits Interests granted to executive officers from March 14, 2014 (incorporated herein by reference to Exhibit 10.6(d) to the Annual Report on Form 10-K for Lehigh Gas Partners LP, filed on March 10, 2014)

31.1*	Certification of Principal Executive Officer of Lehigh Gas GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer of Lehigh Gas GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1†	Certification of Principal Executive Officer of Lehigh Gas GP LLC pursuant to 18 U.S.C. §1350

32.2†	Certification of Principal Financial Officer of Lehigh Gas GP LLC pursuant to 18 U.S.C. §1350

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
††	Pursuant to Rule 406T of Regulation S-T, the documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.