Form 10-Q
period 2014-06-30
Lehigh Gas Partners LP
filed 2014-08-11
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 4, 2014, there were 11,194,203 common units and 7,525,000 subordinated units representing limited partner interests outstanding.

LEHIGH GAS PARTNERS LP

FORM  10-Q

PART I — Financial Information

Item 1. Financial Statements

Lehigh Gas Partners LP

Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands, except unit data)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$864	$4,115
Accounts receivable, less allowance for doubtful accounts of $209 and $136 at June 30, 2014 and December 31, 2013, respectively	35,397	7,342
Accounts receivable from affiliates	23,892	16,558
Inventory	14,340	2,141
Environmental indemnification asset - current portion	481	477
Assets held for sale	3,279	1,328
Other current assets	10,369	3,535

Total current assets	88,622	35,496

Property and equipment, net	348,205	288,729
Intangible assets, net	72,781	47,005
Environmental indemnification asset – noncurrent portion	946	761
Deferred financing fees, net	7,901	5,743
Goodwill	29,116	9,324
Other assets	9,749	4,563

Total assets	$557,320	$391,621

Liabilities and partners’ capital
Current liabilities:
Lease financing obligations - current portion	$2,710	$2,568
Accounts payable	55,818	20,567
Motor fuel taxes payable	8,787	7,186
Environmental liability - current portion	481	477
Accrued expenses and other current liabilities	11,544	8,059

Total current liabilities	79,340	38,857

Long-term debt	299,681	173,509
Lease financing obligations	62,202	64,364
Environmental liabilities	946	761
Deferred tax liabilities	19,132	4,957
Other liabilities	14,662	14,502

Total liabilities	475,963	296,950

Commitments and contingencies (Note 12)
Partners’ capital:
Limited Partners’ Interest
Common units—public (10,569,203 and 10,472,348 units issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	205,162	211,544
Common units—affiliates (625,000 units issued and outstanding at June 30, 2014 and December 31, 2013)	(43,416)	(42,885)
Subordinated units—affiliates (7,525,000 units issued and outstanding at June 30, 2014 and December 31, 2013)	(80,389)	(73,988)
General Partner’s Interest	—	—

Total partners’ capital	81,357	94,671

Total liabilities and partners’ capital	$557,320	$391,621

The accompanying unaudited notes are an integral part of these

Unaudited Condensed Consolidated Financial Statements.

Lehigh Gas Partners LP

Condensed Consolidated Statements of Operations

for the Three and Six Months Ended June 30, 2014 and 2013

(unaudited)

(Amounts in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Revenues from fuel sales	$528,364	$228,719	$825,148	$447,023
Revenues from fuel sales to affiliates	210,492	248,704	384,897	491,569
Revenues from food and merchandise sales	17,249	—	17,249	—
Rent income	6,171	3,833	11,679	7,185
Rent income from affiliates	4,592	6,432	9,779	13,349
Other revenues	323	508	460	931

Total revenues	767,191	488,196	1,249,212	960,057
Costs and Expenses:
Cost of revenues from fuel sales	518,440	223,665	810,220	437,943
Cost of revenues from fuel sales to affiliates	203,752	241,772	373,511	478,735
Cost of revenues from food and merchandise sales	14,075	—	14,075	—
Rent expense	4,933	3,900	8,748	7,784
Operating expenses	3,670	1,113	5,868	1,933
Depreciation and amortization	7,247	4,864	13,183	9,703
Selling, general and administrative expenses	13,553	3,820	18,080	7,399
Gains on sales of assets, net	(53)	(47)	(1,533)	(47)

Total costs and operating expenses	765,617	479,087	1,242,152	943,450

Operating income	1,574	9,109	7,060	16,607
Interest expense	(3,712)	(3,505)	(7,739)	(6,884)
Other income, net	119	85	223	166

Income (loss) before income taxes	(2,019)	5,689	(456)	9,889
Income tax expense (benefit)	(3,911)	220	(3,776)	663

Net income	$1,892	$5,469	$3,320	$9,226

Incentive distribution right holders’ interest in net income	$31	$—	$62	$—
Limited partners’ interest in net income	$1,861	$5,469	$3,258	$9,226
Net income per common and subordinated unit—basic	$0.10	$0.36	$0.17	$0.61
Net income per common and subordinated unit—diluted	$0.10	$0.36	$0.17	$0.61
Weighted average limited partners’ units outstanding
Common units - basic	11,194,203	7,526,044	11,155,140	7,525,952
Common units - diluted	11,194,203	7,569,312	11,533,530	7,525,952
Subordinated units – basic and diluted	7,525,000	7,525,000	7,525,000	7,525,000

The accompanying unaudited notes are an integral part of these

Unaudited Condensed Consolidated Financial Statements.

Lehigh Gas Partners LP

Condensed Consolidated Statements of Partners’ Capital and Comprehensive Income

(unaudited)

(Amounts in thousands, except unit data)

	Limited Partners’ Interest							Incentive Distribution Rights	Partners’ Capital
	Common Unitholders – Public		Common Unitholders – Affiliates		Subordinated Units – Affiliates		General Partner’s Interest
	Units	Dollars	Units	Dollars	Units	Dollars	Dollars	Dollars	Dollars
Balance, December 31, 2013	10,472,348	$211,544	625,000	$(42,885)	7,525,000	$(73,988)	—	—	$94,671
Equity-based director compensation	4,172	113	—	—	—	—	—	—	113
Vesting of incentive awards, net of units withheld for taxes	92,683	2,503	—	—	—	—	—	—	2,503
Net income	—	1,836	—	109	—	1,313	—	62	3,320
Distributions paid	—	(10,834)	—	(640)	—	(7,714)	—	(62)	(19,250)

Balance, June 30, 2014	10,569,203	$205,162	625,000	$(43,416)	7,525,000	$(80,389)	—	$—	$81,357

The accompanying unaudited notes are an integral part of these

Unaudited Condensed Consolidated Financial Statements.

Lehigh Gas Partners LP

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net income	$3,320	$9,226
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	13,183	9,703
Accretion of interest on asset retirement obligations	59	23
Amortization of deferred financing fees	1,374	1,359
Amortization of (above) below market leases, net	(15)	(7)
Provision for losses on doubtful accounts	73	72
Deferred income taxes	(3,841)	—
Equity-based incentive compensation expense	1,943	978
Equity-based director compensation expense	107	21
Gains on sales of assets, net	(1,533)	(47)
Gain on settlement of capital lease obligations	(150)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,798)	(370)
Accounts receivable from affiliates	(3,742)	(10,643)
Inventory	964	—
Environmental indemnification asset	(189)	—
Other current assets	(3,585)	276
Other assets	(1)	50
Accounts payable	1,805	6,542
Motor fuel taxes payable	1,298	(2,526)
Environmental liability	189	—
Accrued expenses and other current liabilities	380	788
Other long-term liabilities	(364)	(1,320)

Net cash provided by (used in) operating activities	2,477	14,125
Cash Flows From Investing Activities
Proceeds from sale of property and equipment	—	2,210
Proceeds from sale of lubricants business	10,001	—
Purchases of property and equipment	(5,703)	(4,129)
Principal payments received on notes receivable	2,141	32
Cash paid in connection with acquisitions, net of cash acquired	(110,702)	—

Net cash used in investing activities	(104,263)	(1,887)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Financing Activities
Proceeds under the revolving credit facility	126,197	1,150
Repayment of long term debt	(25)	—
Repayment of lease financing obligations	(1,263)	(6,037)
Payment of deferred financing fees	(3,532)	(408)
Advances to Zimri Holdings, LLC	(3,592)	—
Distributions paid to holders of incentive distribution rights	(62)	—
Distributions paid on common and subordinated units	(19,188)	(11,248)

Net cash provided by (used in) financing activities	98,535	(16,543)

Net decrease in cash and cash equivalents	(3,251)	(4,305)
Cash and Cash Equivalents
Beginning of period	4,115	4,768

End of period	$864	$463

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6,015	$5,551
Cash paid for income taxes	$498	491

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:	Increase (Decrease) in Assets and Liabilities
Issuance of common units upon vesting of incentive awards	$2,616	$—
Sales of property and equipment in Section 1031 like-kind exchange transaction	$(6,029)	$—
Removal of property and equipment and capital lease obligation for sites terminated from Getty lease	$(757)	$—
Lessor direct costs incurred and deferred rent income recorded related to lease transaction between affiliate and unrelated third-party	$—	$1,700
Issuance of note payable in connection with purchase of sites	$—	$1,000

The accompanying unaudited notes are an integral part of these

Unaudited Condensed Consolidated Financial Statements.

Lehigh Gas Partners LP

Notes to Condensed Consolidated Financial Statements

As of and for the Six Months Ended June 30, 2014

(unaudited)

1. Organization and Basis of Presentation

Lehigh Gas Partners LP (the “Partnership”) engages in:

•	the wholesale distribution of motor fuels (generally using unrelated third party transportation service providers) to sub-wholesalers, independent dealers, lessee dealers and Lehigh Gas—Ohio, LLC, an affiliate (“LGO”);

•	the retail distribution of motor fuels to end customers at sites operated by commission agents; and

•	the owning or leasing of sites used in the retail distribution of motor fuels and, in turn, generating rent income from the lease or sublease of the sites to third parties or LGO.

Effective with the April 30, 2014 acquisition of Pinehurst Petroleum, LLC and the resulting ownership of Petroleum Marketers, Incorporated (“PMI”) (see Note 3 for additional information), the Partnership now also engages in the operation of convenience stores and branded, quick-service restaurants.

The Partnership’s primary operations are conducted by the following consolidated, wholly-owned subsidiaries:

•	Lehigh Gas Wholesale LLC (“LGW”), which distributes motor fuels on a wholesale basis;

•	LGP Realty Holdings LP (“LGPR”), which functions as the real property holding company of the Partnership; and

•	Lehigh Gas Wholesale Services, Inc. (“LGWS”), which owns and leases (or leases and sub-leases) real estate and personal property used in the retail distribution of motor fuels as well as provides maintenance and other services to lessee dealers and other customers (including LGO). LGWS also distributes motor fuels on a retail basis to end customers at commission sites. LGWS also owns PMI, which operates convenience stores and branded quick-service restaurants.

LGO is an operator of retail motor fuel stations that purchases all of its motor fuel requirements from the Partnership on a wholesale basis in accordance with the PMPA Franchise Agreement between LGO and LGW. LGO also leases motor fuel stations from the Partnership. The financial results of LGO are not consolidated with those of the Partnership. For more information regarding the Partnership’s relationship with LGO, see Note 18.

The Partnership was founded in 2012 and completed its initial public offering (“IPO”) on October 30, 2012. In connection with the IPO, Lehigh Gas Corporation (“LGC”) and its subsidiaries and affiliates contributed a part of their business, which we refer to as the “Predecessor” of the “Predecessor Entity,” to the Partnership.

Interim Financial Statements

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) on the same basis as the corresponding audited financial statements for the year ended December 31, 2013, and, in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Partnership’s financial position as of June 30, 2014, and the results of its operations and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other future periods. The balance sheet as of December 31, 2013, was derived from the consolidated financial statements for the year ended December 31, 2013. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the Securities and Exchange Commission’s (“SEC”) rules and regulations for interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the corresponding audited consolidated financial statements and accompanying notes for the year ended December 31, 2013, included in the Partnership’s Annual Report on Form 10-K, filed with the SEC.

Reclassifications

Certain reclassifications were made to prior period amounts to conform to the current year presentation. These reclassifications had no impact on net income or equity for any periods.

Composition of other current assets

Other current assets increased as a result of receivables for fuel rebates and other incentive programs, prepaid and/or refundable income taxes and the receivable recorded for the working capital settlement associated with the acquisition of PMI.

2. Summary of Significant Accounting Policies

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

Retail food and merchandise sales are recognized net of applicable provisions for discounts and allowances upon delivery, generally at the point of sale.

Inventory

Motor fuel inventory consists of gasoline, diesel fuel and other petroleum products and is stated at the lower of average cost or market using the first-in, first-out method. No provision for potentially obsolete or slow-moving inventory has been made. The Partnership records inventory from the time of the purchase of motor fuels from third party suppliers until the retail sale to the end customer.

Food and merchandise inventory is valued at the lower of cost or market using the first-in, first-out method.

Asset Retirement Obligations

The Partnership is obligated by contractual or regulatory requirements or contingently obligated at the discretion of the lessor to remove certain equipment, such as underground gasoline storage tanks, or perform other remediation upon retirement of certain assets at sites at which the Partnership is the lessee. Certain states statutorily require removal of the underground storage tanks at a certain point in time. An asset retirement obligation is recognized in the period incurred, which is generally either at the time of lease inception or at the time a decision is made to close a site. Determination of the amounts recognized is based on numerous estimates and assumptions, including expected settlement dates and probability of occurrence, future retirement costs, future inflation rates and credit-adjusted risk-free rates. The Partnership’s asset retirement obligations, which are primarily included in other long-term liabilities in the balance sheets, totaled $2.1 million and $2.2 million at June 30, 2014 and December 31, 2013, respectively.

New Accounting Guidance

Discontinued Operations

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

The Partnership disposes of individual sites or groups of sites from time to time that generally do not represent a strategic shift and generally do not have a major effect on operations or financial results. As a result of this new guidance, these disposals will generally not meet the criteria for recognition as a discontinued operation. The Partnership has early adopted this guidance on a prospective basis effective January 1, 2014.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common revenue standard under U.S. GAAP and International Financial Reporting Standards. Specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.

This guidance is effective January 1, 2017 and provides for modified retrospective transition. Management has not yet assessed the impact of adopting this guidance.

3. Acquisitions

PMI Acquisition

On April 28, 2014, the Partnership exercised an option (“Option”) to purchase 100% of the membership interests of Pinehurst Petroleum, LLC (“Pinehurst”) from Joseph L. Smith III and John A. Kopfer, Jr. (“Smith/Kopfer”) for $4.0 million. Pinehurst’s sole asset was an Agreement and Plan of Merger among Pinehurst, PMI Merger Sub, Inc., a wholly-owned subsidiary of Pinehurst (“Sub”), Petroleum Marketers, Incorporated, (“PMI”), Petroleum Marketers, Incorporated Employee Stock Ownership Trust and Ronald R. Hare, in his capacity as representative (the “Merger Agreement”) pursuant to which Pinehurst agreed to acquire all of the shares of PMI for $73.5 million inclusive of an adjustment for working capital, through the merger (the “Merger”) of Sub and PMI. Under the terms of the Merger Agreement, the stockholders of PMI agreed to escrow $5.0 million for 25 months after the closing date to secure the indemnity provisions contained in the Merger Agreement for the benefit of Pinehurst. The Merger Agreement also contains customary representations, warranties, agreements and obligations of the parties, and termination, closing conditions and indemnity provisions. The transaction was funded with borrowings under the Partnership’s Credit Facility. On April 30, 2014, pursuant to the Option, the Partnership purchased all of the equity interests of Pinehurst ($2.0 million of the consideration has been included in accrued expenses and other current liabilities at June 30, 2014). Subsequent to such purchase, the Merger became effective and, as a result, the Partnership became the owner of PMI. The exercise of the Option and the Merger is referred to as the PMI Transaction.

The acquisition augmented the Partnership’s presence in Virginia and complements the existing Tennessee operations. The Partnership expects to realize material synergy upon integration of PMI. PMI operates two primary lines of business: convenience stores and petroleum products distribution. In its convenience store business, PMI operates 87 convenience stores and nine co-located branded quick service restaurants located in Virginia and West Virginia. The convenience stores distribute primarily branded fuel and operate under the PMI’s own proprietary convenience store brand, “Stop in Food Stores.” The petroleum products business distributes motor fuels and other petroleum products to customers throughout Virginia, West Virginia, Tennessee and North Carolina.

On May, 1, 2014, immediately subsequent to the effectiveness of the Merger, the Partnership caused PMI to divest its lubricants business (the “Lubricants Business”) to Zimri Holdings, LLC (“Zimri”), an entity owned by Smith/Kopfer for the sum of $14.0 million pursuant to an Asset Purchase Agreement (“APA”) between PMI and Zimri. The APA contains customary representations, warranties, agreements and obligations of the parties, as well as indemnity provisions. A trust controlled by Joseph V. Topper, Jr, Chairman and CEO of the general partner of the Partnership, financed the purchase of the Lubricants Business by Zimri pursuant to a loan to Zimri. The financing by Mr. Topper’s trust was approved by the Conflicts Committee of the board of directors of the general partner of the Partnership. It is anticipated that Zimri will re-sell the Lubricants Business to an independent third party at a later date. The Partnership is entitled to receive the profit, if any, from the sale of the Lubricants Business to an independent third party.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date, the fair value of the net assets divested as part of the Lubricants Business and the preliminary fair values of the assets acquired and liabilities assumed net of the divestiture (in thousands):

	Preliminary Purchase Price Allocation	Divestiture of Lubricants Business	Preliminary Purchase Price Allocation net of Divestiture
Accounts receivable	$21,368	$2,038	$19,330
Inventory	19,040	6,157	12,883
Other current assets	2,903	5	2,898
Property and equipment	48,770	4,437	44,333
Intangible assets	15,000	—	15,000
Other noncurrent assets	210	—	210

Total identifiable assets	107,291	12,637	94,654
Accounts payable	36,310	2,864	33,446
Motor fuel taxes payable	303	—	303
Accrued expenses and other current liabilities	2,371	—	2,371
Deferred tax liabilities	18,787	—	18,787

Net identifiable assets	49,520	9,773	39,747
Goodwill	23,996	4,227	19,769

Net assets	$73,516	$14,000	$59,516

The fair value of inventory was estimated at retail selling price less costs and a reasonable profit allowance for the selling effort.

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

The $15.0 million fair value of the wholesale fuel supply agreements was based on an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the wholesale fuel supply agreements over their estimated remaining useful life, using probability-weighted cash flows, generally assumed to extend through the term of the wholesale fuel supply contracts, and using discount rates considered appropriate given the inherent risks associated with this type of agreement. Management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel supply agreements are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.

Goodwill recorded is primarily attributable to the deferred tax liabilities arising from the application of purchase accounting.

Aggregate incremental revenues since the closing of the PMI Transaction included in the Partnership’s statement of operations were $173.8 million for the three and six months ended June 30, 2014.

The following is unaudited pro forma information related to the PMI acquisition as if the transaction had occurred on January 1, 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenues	$783,993	$723,619	$1,516,004	$1,467,977
Net income	830	1,351	1,438	7,105

Atlas Acquisition

On May 19, 2014, the Partnership completed its acquisition of 52 wholesale supply contracts, one sub-wholesaler contract, nine fee sites, six leasehold sites and certain other assets from affiliates of Atlas Oil Company (“Atlas”) for $35.0 million. In addition, the Partnership acquired certain short-term notes receivable associated with the wholesale supply and commission marketing contracts for $5.2 million, bringing total consideration to $40.2 million, subject to closing adjustments. The transaction was funded by borrowings under the Partnership’s Credit Facility and $4.0 million of proceeds from the sale of the Lubricants Business that were directed to an escrow agent as part of a Section 1031 like-kind exchange.

These assets are located in the Chicago, Illinois area and are branded BP. The wholesale supply contracts have a remaining average term of 15 years and the fee or leasehold sites are currently leased to third party commission agents. The short-term notes receivable relate to previously negotiated purchase agreements of certain sites by the dealers occupying the locations. All of the notes receivable relate to sites supplied under contracts acquired in this transaction. The notes receivable have a weighted average maturity of June 2015.

In connection with the acquisition, Sam Simon, Chairman and Chief Executive Officer of Atlas Oil Company, entered into a non-compete agreement that generally restricts him and entities controlled by him from (a) engaging in the wholesale distribution of motor fuel or owning or operating a retail motor fuel facility and/or convenience store within certain territories for one year after the closing date, and (b) constructing any new retail motor fuel facility and/or convenience stores within certain territories for five years after the closing date.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Preliminary Purchase Price Allocation
Inventory	$280
Property and equipment	21,735
Intangible assets	15,043
Other assets	5,170

Total identifiable assets	42,228
Other liabilities	(2,043)

Net assets acquired	$40,185

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

The approximate $14.0 million fair value of the wholesale fuel supply agreements was based on an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the wholesale fuel supply agreements over their estimated remaining useful life, using probability-weighted cash flows, generally assumed to extend through the term of the wholesale fuel supply contracts, and using discount rates considered appropriate given the inherent risks associated with this type of agreement. Management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel supply agreements are being amortized on an accelerated basis over an estimated useful life of approximately 10 years.

The approximate $1.0 million fair value of the covenant not to compete was based on an income approach, with the fair value estimated to be the difference between the present value of after-tax cash flows with and without the covenant not to compete in place, using probability-weighted cash flows, using discount rates considered appropriate given the inherent risks associated with this type of transaction. Management believes the level and timing of cash flows represent relevant market participant assumptions. The covenant not to compete intangible asset is being amortized on a straight-line basis over a 5-year period.

Aggregate incremental revenues for the acquisition since the acquisition date included in the Partnership’s statements of operations were $28.4 million for the three and six months ended June 30, 2014.

Acquisition Costs

Acquisition costs totaled $5.6 million and $0.3 million for the three months ended June 30, 2014 and 2013 and $5.9 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively. Such costs are included in selling, general and administrative expenses.

4. Assets Held for Sale

The Partnership classified five and two sites as held for sale at June 30, 2014, and December 31, 2013, respectively. These assets were classified as held for sale at June 30, 2014, as they did not fit the Partnership’s strategy and are expected to be sold in 2014. Assets held for sale were as follows (in thousands):

	June 30, 2014	December 31, 2013
Land	$1,929	$932
Buildings and improvements	1,030	543
Equipment and other	958	299

Property and equipment, at cost	3,917	1,774

Accumulated depreciation and amortization	(638)	(446)

Assets held for sale	$3,279	$1,328

5. Inventory

As noted previously, as a result of the PMI Transaction, the Partnership began recording food and merchandise inventory as well as motor fuel inventory at the sites it operates. Inventory consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Motor fuel inventory
Gasoline	$5,760	$1,901
Diesel	1,268	240
Other	436	—

Total motor fuel inventory	7,464	2,141
Food and merchandise inventory	6,876	—

Inventory	$14,340	$2,141

6. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Land	$148,993	$122,126
Buildings and improvements	154,060	124,479
Leasehold improvements	8,286	7,437
Equipment and other	85,626	76,236

Property and equipment in service, at cost	396,965	330,278
Accumulated depreciation and amortization	(52,482)	(43,808)

Property and equipment in service, net	344,483	286,470
Construction in progress	3,722	2,259

Property and equipment, net	$348,205	$288,729

Depreciation expense, including amortization of assets recorded under sale-leasebacks and capital lease obligations, was $4.9 million and $3.8 million for the three months ended June 30, 2014 and 2013, and $9.4 million and $7.6 million for the six months ended June 30, 2014 and 2013, respectively.

In addition to the business combinations discussed in Note 3, the following asset purchases and divestitures occurred in the six months ended June 30, 2014 and 2013:

•	The Partnership sold two sites during the six months ended June 30, 2014, resulting in a gain of $1.5 million.

•	In May 2013, the Partnership repurchased four sites in Ohio for $7.1 million. These sites were previously leased through sale-leaseback transactions that were accounted for as lease financing obligations with a remaining balance of $5.1 million. The $2.0 million difference between the purchase price and the remaining balance of the lease financing obligation was recorded as an increase to property and equipment.

•	In June 2013, the Partnership purchased two sites in Florida for $1.6 million, of which $0.6 million was paid in cash and the remaining balance was financed as a note payable.

7. Goodwill and Intangible Assets

Changes in goodwill consisted of the following (in thousands):

Balance at December 31, 2013	$9,324
Goodwill from acquisitions	24,019
Goodwill associated with divestiture of Lubricants Business	(4,227)

Balance at June 30, 2014	$29,116

No impairment losses have been recorded to goodwill. See Note 3 for additional information on the acquisitions.

Intangible assets other than goodwill consisted of the following (in thousands):

	June 30, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply agreements	$54,780	$11,027	$43,753	$25,736	$9,059	$16,677
Wholesale fuel distribution rights	26,180	3,591	22,589	26,180	2,282	23,898
Trademarks	634	280	354	634	78	556
Covenant not to compete	3,676	566	3,110	2,676	253	2,423
Below market leases	4,761	1,786	2,975	4,761	1,310	3,451

Total	$90,031	$17,250	$72,781	$59,987	$12,982	$47,005

The aggregate amortization expense, including amortization of above and below market lease intangible assets which is classified as rent expense, was $2.3 million and $1.1 million for the three months ended June 30, 2014 and 2013 and $3.8 million and $2.1 million for the six months ended June 30, 2014 and 2013, respectively.

See Note 3 for additional information on the acquisitions.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Interest expense	$797	$444
Professional fees	1,137	1,365
Equity-based incentive compensation (Note 15)	1,196	3,141
Taxes other than income	1,903	1,169
Management fees payable to affiliates	1,544	139
Acquisition costs	2,000	—
Other	2,967	1,792

Total accrued expenses and other current liabilities	$11,544	$8,050

9. Debt

Debt outstanding was as follows (in thousands):

	June 30, 2014	December 31, 2013
Revolving credit facility	$272,528	$146,330
Financing associated with Rocky Top acquisition	26,250	26,250
Note payable	955	980

Total	299,733	173,560
Current portion—included in accrued expenses and other current liabilities	52	51

Total	$299,681	$173,509

Credit Facility

In March 2014, the Partnership entered into an amended and restated credit agreement (the “Credit Facility”). The Credit Facility is a senior secured revolving credit facility maturing on March 4, 2019 with a total borrowing capacity of $450 million, under which swing-line loans may be drawn up to $10.0 million and standby letters of credit may be issued up to an aggregate of $45.0 million. The Credit Facility may be increased, from time to time, upon the Partnership’s written request, subject to certain conditions, up to an additional $100.0 million. All obligations under the Credit Facility are secured by substantially all of the assets of the Partnership and its subsidiaries.

Borrowings under the Credit Facility bear interest, at the Partnership’s option, at (1) a rate equal to the London Interbank Offering Rate (“LIBOR”), for interest periods of one week or one, two, three or six months, plus a margin of 2.00% to 3.25% per annum, depending on the Partnership’s total leverage ratio (as defined) or (2) (a) a base rate equal to the greatest of: (i) the federal funds rate, plus 0.5%, (ii) LIBOR for one month interest periods, plus 1.00% per annum or (iii) the rate of interest established by the agent, from time to time, as its prime rate, plus (b) a margin of 1.00% to 2.25% per annum depending on the Partnership’s total leverage ratio. In addition, the Partnership incurs a commitment fee based on the unused portion of the revolving credit facility at a rate of 0.35% to 0.50% per annum depending on the Partnership’s total leverage ratio. The weighted-average interest rate on outstanding borrowings at June 30, 2014, was 2.8%. Letters of credit outstanding at June 30, 2014 and December 31, 2013 totaled $18.2 million and $12.3 million, respectively. The nominal amount of availability at June 30, 2014, was $160.3 million.

The Partnership is required to comply with certain financial covenants under the Credit Facility. Effective July 2, 2014, the Partnership is required to maintain a total leverage ratio (as defined) for the most recently completed four fiscal quarters of less than or equal to 5.50:1.00 for the period of April 1, 2014, through September 30, 2014; and 5.00:1.00 for the period of October 1, 2014, through December 31, 2014, and 4.50:1.00 for periods thereafter, except for periods following a material acquisition. However, if an offering of Equity Interests (as defined) in the Partnership occurs after July 2, 2014, but prior to December 31, 2014, the total leverage ratio shall not exceed 4.50:1.00 for the fiscal quarter ending December 31, 2014; and the total leverage ratio shall not exceed 5.00:1.00 for the first two full fiscal quarters following the closing of a material acquisition or upon the issuance of Qualified Senior Notes (as defined) in the aggregate principal amount of $175,000,000 or greater. The Partnership is also required to maintain a senior leverage ratio (as defined) after the issuance of Qualified Senior Notes of $175,000,000 or greater of less than or equal to 3.50:1.00 and a consolidated interest coverage ratio (as defined) of at least 2.75 to 1.00.

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

10. Operating Leases

Operating Leases of Sites as Lessee

The Partnership leases sites from third parties under certain non-cancelable operating leases that expire from time to time through 2028.

The future minimum lease payments under operating leases as of June 30, 2014 were as follows (in thousands):

Remaining in 2014	$13,448
2015	17,711
2016	15,484
2017	13,883
2018	11,963
Thereafter	72,704

Total future minimum lease payments	$145,193

The future minimum lease payments presented above do not include contingent rent based on future inflation, future revenues or volumes, or amounts that may be paid as reimbursements for certain operating costs incurred by the lessor. Most lease agreements include provisions for renewals.

Getty Lease

In May 2012, the Predecessor Entity entered into a 15-year master lease agreement with renewal options of up to an additional 20 years with Getty. Pursuant to the lease, the Predecessor Entity leased 105 gas station sites in Massachusetts, New Hampshire and Maine (the “New England Sites”). The lease was assigned to the Partnership in November 2012. In December 2012, the agreement was amended to add an additional 25 sites in New Jersey. In December 2013, the agreement was further amended to add one site in Delaware and one site in Maryland. The Partnership pays fixed rent, which increases 1.5% per year. In addition, the lease requires contingent rent payments based on gallons of fuel sold. During the initial three years of the lease, the Partnership is required to make capital expenditures of at least $4.3 million plus $0.01 per gallon of fuel sold at the New England Sites. However, the Partnership is entitled to a rent credit equal to 50% of the capital expenditures up to a maximum of $2.1 million. During the initial 3.5 years of the lease, the Partnership is required to make capital expenditures of at least $1.0 million at the New Jersey sites.

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

Through June 30, 2014, four sites were terminated from the lease and the Partnership notified Getty of its intent to terminate eight additional sites from the lease. Any property and equipment or lease financing obligations associated with these sites were removed from the balance sheet, which resulted in a gain of $0.1 million, classified as a credit to rent expense for the six months ended June 30, 2014.

Operating Leases of Sites as Lessor

Motor fuel stations are leased to tenants under operating leases with various expiration dates ranging through 2028.

The future minimum lease payments under non-cancelable operating leases with third parties and operating leases with LGO as of June 30, 2014 were as follows (in thousands):

	Third Parties	LGO	Total
Remaining in 2014	$9,431	$6,637	$16,068
2015	15,066	13,436	28,502
2016	12,046	13,638	25,684
2017	7,816	13,842	21,658
2018	5,963	14,050	20,013
Thereafter	21,769	138,100	159,869

Total future minimum lease payments	$72,091	$199,703	$271,794

The future minimum lease payments presented above do not include contingent rent based on future inflation, future revenues or volumes of the lessee, or amounts that may be received as tenant reimbursements for certain operating costs. Most lease agreements include provisions for renewals.

On May 28, 2014, the Partnership entered into a Master Lease Agreement (the “Lease”) with LGO, with an effective date of June 1, 2014 which consolidated all of the individual leases then in effect into a single master lease. The terms and conditions of the Lease are substantially identical to the existing individual leases except as follows: the Partnership’s right to terminate each lease was deleted, and in its place, each party has the right to either sever, in the case of LGO, up to 7% of the leased premises each year, or recapture, in the case of the Partnership, up to 5% of the leased premises each year from the Lease at any time prior to the fifth anniversary of the commencement date (as defined) for such leased premises. Each party’s right is cumulative in that if a party does not sever or recapture, as applicable, the full amount of leased premises for which it has rights, then the non-utilized amount may be carried forward into subsequent years. The Lease was approved by the Conflicts Committee of the general partner of the Partnership.

11. Environmental Matters

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

The table below presents a rollforward of the Partnership’s environmental liability for the six months ended June 30, 2014 and 2013 (in thousands).

	2014	2013
Beginning balance	$1,238	$1,177
Changes in estimates for previously incurred losses	330	156
Payments	(141)	(71)

Ending balance	1,427	1,262
Current portion	481	615

Long-term portion	$946	$647

At June 30, 2014, the Partnership was indemnified by third-party escrow funds, state funds or insurance totaling $1.4 million, which were recorded as indemnification assets. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

The estimates used in these liabilities were based on all known facts at the time and an assessment of the ultimate remedial action outcomes. The Partnership will adjust loss accruals as further information becomes available or circumstances change. Among the many uncertainties that impact the estimates are the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment and the possibility of existing legal claims giving rise to additional claims.

Environmental liabilities related to the contributed sites have not been assigned to the Partnership, and are still the responsibility of the Predecessor Entities (see the Annual Report on Form 10-K for the year ended December 31, 2013, for additional discussion of the Predecessor Entities). Under the Omnibus Agreement between the Partnership and LGC (the “Omnibus Agreement”), certain of the Predecessor Entities must indemnify the Partnership for any costs or expenses that the Partnership incurs for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO for contributed sites. Certain of the Predecessor Entities are beneficiaries of escrow accounts created to cover the cost to remediate certain environmental liabilities. In addition, certain of the Predecessor Entities maintain insurance policies to cover environmental liabilities and/or, where available, participate in state programs that may also assist in funding the costs of environmental liabilities. Certain sites that were contributed to the Partnership were identified as having existing environmental liabilities that are not covered by escrow accounts, state funds or insurance policies.

The table below presents a rollforward of the Predecessor Entities’ environmental liability for the six months ended June 30, 2014 (in thousands).

2014
Beginning balance	$18,259
Payments	(1,314)

Ending balance	$16,945

A significant portion of the Predecessor Entities’ environmental liabilities have corresponding indemnification assets. The breakdown of the indemnification assets is as follows (in thousands):

	June 30, 2014	December 31, 2013
Third-party escrows	$5,766	$6,707
State funds	2,898	3,210
Insurance coverage	5,685	5,460

Total indemnification assets	$14,349	$15,377

12. Commitments and Contingencies

Purchase Commitments

The future minimum volume purchase requirements under the existing supply agreements are approximate gallons, with a purchase price at prevailing market rates for wholesale distribution. The following provides total future minimum volume purchase requirements (in thousands of gallons) for the following years:

Remaining in 2014	180,924
2015	376,290
2016	316,979
2017	256,755
2018	242,089
Thereafter	2,540,753

Total	3,913,790

In the event for a given contract year the Partnership fails to purchase the required minimum volume, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year.

Legal Matters

In the normal course of business, the Partnership has and may become involved in legal actions relating to the ownership and operation of its properties and business. In management’s opinion, the resolutions of any such pending legal actions are not expected to have a material adverse effect on its financial position, results of operations and cash flows. The Partnership maintains liability insurance on certain aspects of its businesses in amounts deemed adequate by management. However, there is no assurance that this insurance will be adequate to protect it from all material expenses related to potential future claims or these levels of insurance will be available in the future at economically acceptable prices.

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

As further discussed in Note 15, the Partnership has accrued for phantom units and profits interests granted as a liability and adjusts that liability on a recurring basis based on the market price of the Partnership’s common units each balance sheet date. Such fair value measurements are deemed Level 1 measurements.

Financial Instruments

The fair value of the Partnership’s accounts receivable and accounts payable approximated their carrying values as of June 30, 2014, and December 31, 2013, due to the short-term maturity of these instruments. The fair value of the Partnership’s long-term debt approximated its carrying value as of June 30, 2014, and December 31, 2013, due to the frequency with which interest rates are reset based on changes in prevailing interest rates. The fair value of debt, classified as a Level 2 measurement, was estimated using an income approach by discounting future cash flows at estimated current cost of funding rates, which incorporate the credit risk of the Partnership.

14. Partners’ Capital

In March 2014, the Partnership issued 4,172 common units to certain members of the board of directors of the Partnership’s General Partner as part of their 2013 compensation.

In March 2014, 92,683 common units were issued (net of units withheld for income taxes) to employees of LGC as a result of the vesting of phantom units (see Note 15 for additional information).

15. Equity-Based Incentive Compensation

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

In March 2014, the Partnership contributed its investments in its operating subsidiaries and certain other assets and liabilities to LGP Operations LLC (“LGP Operations”), a wholly-owned subsidiary of the Partnership. Also in March 2014, LGP Operations granted profits interests to certain employees of LGC, which are represented by Class B Units in LGP Operations. Upon vesting, Class B Unitholders will be entitled to receive cash distributions proportionate to those received by common unitholders. Class B Units are redeemable two years after they were granted, subject to certain limitations, for cash or common units at the discretion of the compensation committee of the board of directors of the General Partner.

Awards to Employees of Affiliates

The following is a summary of the award activity for the six months ended June 30, 2014.

	Phantom Units	Profits Interests
Non-vested at beginning of period	433,373	—
Granted	35,137	18,689
Forfeited	(4,829)	—
Vested (a)	(143,954)	—

Non-vested at end of period	319,727	18,689

(a)	Of the phantom units that vested during the six months ended March, 31, 2014, 51,271 common units were withheld for taxes.

Awards vest 33% on March 15 of the year following the year of grant, 33% on March 15 of the second year following the year of grant, and 34% on March 15 of the third year following the year of grant.

The fair value of the non-vested awards outstanding at June 30, 2014, was $9.1 million. Compensation expense for the three months ended June 30, 2014 and 2013 was $1.0 million and $0.9 million, and for the six months ended June 30, 2014 and 2013 was $1.9 million and $1.0 million, respectively. Unrecognized compensation expense related to the non-vested awards is expected to be recognized over a weighted average period of 1.9 years.

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

Awards to Members of the Board of Directors

During the six months ended June 30, 2014, the Partnership also granted the following awards to members of the board of directors of the General Partner as a portion of director compensation:

Year of service	2013	2014	2014
Type of Award	Profits Interests	Phantom Units	Profits Interests
Vesting	100% upon grant	100% on March 15, 2015	100% on March 15, 2015
Number of Awards	5,948	2,045	9,481

The fair value of the non-vested awards outstanding at June 30, 2014, was $0.3 million. Unrecognized compensation expense related to the non-vested awards is expected to be recognized through December 31, 2014.

16. Income Taxes

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

As a result of the recognition of net deferred tax liabilities associated with the preliminary purchase price allocation related to the acquisition of PMI, the Partnership released $5.2 million of its valuation allowance against deferred tax assets in the second quarter of 2014. Since the purchase price allocation is preliminary, such release is subject to change and such change could be material. Further, in conjunction with the Partnership’s ongoing review of its actual results and anticipated future earnings, the Partnership continuously reassesses the possibility of releasing the remaining $1.9 million valuation allowance on its deferred tax assets. It is reasonably possible that a significant portion of the valuation allowance will be released within the next twelve months. The valuation allowance release was partially offset by the impact of certain nondeductible acquisition costs and the taxable gain on the sale of the Lubricants Business for which a portion related to nondeductible goodwill.

For the three and six months ended June 30, 2013, the Partnership recorded an increase in the valuation allowance of $0.1 million and $0.5 million, respectively.

17. Net Income per Limited Partnership Unit

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

In addition to the common and subordinated units, the Partnership has identified the IDRs as participating securities and computes income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the Partnership Agreement. Net income per unit applicable to limited partners (including common and subordinated unitholders) is computed by dividing the limited partners’ interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units. There were no participating IDRs for 2013. However, the distributions declared in March and May 2014 exceeded the threshold and so IDRs participated in these distributions as summarized on the statements of operations.

The following provides a reconciliation of net income and the allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the following periods (in thousands, except unit, and per unit amounts):

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Common Units	Subordinated Units	Common Units	Subordinated Units
Numerator:
Distributions paid (a)	$5,737	$3,857	$3,594	$3,593
Allocation of distributions in excess of net income (b)	(4,625)	(3,108)	(859)	(859)

Limited partners’ interest in net income-basic and diluted	$1,112	$749	$2,735	$2,734

Denominator:
Weighted average limited partnership units outstanding-basic and diluted	11,194,203	7,525,000	7,526,044	7,525,000

Net income per limited partnership unit-basic and diluted	$0.10	$0.10	$0.36	$0.36

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Common Units	Subordinated Units	Common Units	Subordinated Units
Numerator:
Distributions paid (a)	$11,474	$7,714	$6,999	$6,998
Allocation of distributions in excess of net income (b)	(9,529)	(6,401)	(2,386)	(2,385)

Limited partners’ interest in net income-basic	1,945	1,313	4,613	4,613
Adjustment for phantom units	2	—	—	—

Limited partners’ interest in net income-diluted	$1,947	$1,313	$4,613	$4,613

Denominator:
Weighted average limited partnership units outstanding-basic	11,155,140	7,525,000	7,525,952	7,525,000
Adjustment for phantom units	15,936	—	—	—

Weighted average limited partnership units outstanding-diluted	11,171,076	7,525,000	7,525,952	7,525,000

Net income per limited partnership unit-basic	$0.17	$0.17	$0.613	$0.613

Net income per limited partnership unit-diluted	$0.17	$0.17	$0.613	$0.613

(a)	Distributions paid per unit were $0.5125 and $0.4525 per unit for the three months ended June 30, 2014 and 2013, and $1.0250 and $0.7473 for the six months ended June 30, 2014 and 2013, respectively.
(b)	Allocation of distributions in excess of net income is based on a pro rata proportion to the common and subordinated units as outlined in the Partnership Agreement.

In August 2014, the Partnership declared a quarterly distribution, to be paid from the operating surplus, totaling $9.8 million or $0.5225 per unit.

18. Related-Party Transactions

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

Revenues from Fuel Sales to Related Parties

In addition, the Partnership distributes motor fuel and leases property to a related party of the Chief Executive Officer of the General Partner. Total revenues amounted to $26.9 million and $26.4 million for the three months ended June 30, 2014 and 2013 and $50.9 million and $51.4 million for the six months ended June 30, 2014 and 2013, respectively. Accounts receivable amounted to $1.8 million and $1.1 million as of June 30, 2014 and December 31, 2013, respectively.

Operating Leases of Gasoline Stations as Lessor

The Partnership leases certain motor fuel stations to LGO under operating leases. See Note 10 for additional details. Rent income under these agreements is separately classified in the statements of operations.

Operating Leases of Gasoline Stations as Lessee

The Partnership leases certain motor fuel stations from related parties under operating leases cancelable by the Partnership. Rent expense under these agreements was $0.3 million and $0.3 million for the three months ended June 30, 2014 and 2013 and $0.6 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively.

Management Fees

The Partnership incurred $1.7 million and $1.7 million for the three months ended June 30, 2014 and 2013 and $3.4 million and $3.3 million for the six months ended June 30, 2014 and 2013, respectively, in management fees under the Omnibus Agreement classified as selling, general and administrative expenses in the statements of operations.

In connection with the acquisitions of PMI and Atlas discussed previously, the Partnership amended its Omnibus Agreement with its general partner and LGC with regards to the management fee payable by the Partnership to LGC effective July 1, 2014. The revised management fee consists of a base monthly fee of $670,000 per month and a variable fee of between zero and $0.003 per gallon for wholesale fuel distribution and $0.015 per gallon for retail fuel distribution at sites operated by the Partnership. LGC may waive all or any portion of the management fee to the extent that all or a portion of the management services are either purchased from another party or not required.

Effective July 1, 2014, the Partnership entered into a sublease with LGC whereby the Partnership is responsible for paying 54% of the required rent payments under the LGC lease as rent for its corporate offices. The term of the sublease is 15 years. Annual rent payments under this lease are $0.3 million. Since the management fee paid by the Partnership to LGC pursuant to the Omnibus Agreement incorporates rent for office space, no incremental expense will be incurred by the Partnership.

Commencing with the PMI acquisition, the Partnership incurred management fees with an affiliate for payroll and related benefits of $2.9 million for the three and six months ended June 30, 2014, which was classified as selling, general and administrative expenses in the statement of operations.

As discussed in Note 3, the Partnership caused PMI to divest the Lubricants Business to Zimri. There is a transition services agreement under which PMI provides services to Zimri. PMI charged Zimri $0.2 million for such services for the period from May 1, 2014 through June 30, 2014, classified as a reduction of selling, general and administrative expenses in the statement of operations. As part of the transition services agreement, the Partnership advanced $3.6 million to Zimri for working capital purposes. Such advance is anticipated to be repaid in the third quarter of 2014.

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are undertaken by a related party of the Partnership as approved by the conflicts committee of the board of directors of the General Partner. The Partnership incurred $0.4 million and $0.5 million with this related party for the three and six months ended June 30, 2014, respectively.

Aircraft Usage

The Partnership uses aircraft owned by a group of individuals that includes the CEO and certain other members of the board of directors of the General Partner as approved by the disinterested members of the conflicts committee of the board of directors of the General Partner. The Partnership incurred $0.1 million for the use of these aircraft for the three and six months ended June 30, 2014.

19. Segment Reporting

Effective September 1, 2013, the Partnership engages in both the wholesale and retail distribution of motor fuels, primarily gasoline and diesel fuel. Effective with the PMI Transaction, the Partnership now also engages in the operation of convenience stores and branded quick-service restaurants. Given these changes, the Partnership is deemed to conduct its business in two segments: 1) the wholesale segment and 2) the retail segment. The Partnership’s measure of segment profit or loss is net income. Unallocated costs consist primarily of interest expense associated with the Credit Facility, selling, general and administrative expenses, income taxes and the elimination of the retail segment’s intersegment cost of revenues from fuel sales against the wholesale segment’s intersegment revenues from fuel sales. The profit in ending inventory generated by the intersegment fuel sale is also eliminated. Total assets by segment are not presented as the chief operating decision maker does not currently assess performance or allocate resources based on that data. Financial data for each segment is as follows (in thousands):

	Three Months Ended June, 30, 2014
	Wholesale	Retail	Unallocated	Consolidated
Revenues from fuel sales to external customers	$621,627	$117,229	$—	$738,856
Intersegment revenues from fuel sales	81,958	—	(81,958)	—
Revenues from food and merchandise sales	—	17,249	—	17,249
Rent income	9,686	1,077	—	10,763
Other revenue	304	19	—	323

Total revenues	713,575	135,574	(81,958)	767,191

Net income (loss)	10,786	3,066	(11,960)	1,892

	Six Months Ended June, 30, 2014
	Wholesale	Retail	Unallocated	Consolidated
Revenues from fuel sales to external customers	$1,039,514	$170,531	$—	$1,210,045
Intersegment revenues from fuel sales	126,643	—	(126,643)	—
Revenues from food and merchandise sales	—	17,249	—	17,249
Rent income	19,327	2,131	—	21,458
Other revenue	441	19	—	460

Total revenues	1,185,925	189,930	(126,643)	1,249,212

Net income (loss)	19,241	3,331	(19,252)	3,320

20. Subsequent Event

On August 6, 2014, the Partnership announced the sale of the Partnership’s general partner, Lehigh Gas GP LLC (the “General Partner”), to CST GP, LLC, a wholly owned subsidiary of CST Brands, Inc. (“CST Brands”), from LGC. Mr. Topper, the Chairman and CEO of the Partnership, will continue in his role as CEO and President of the Partnership and will join the Board of Directors of CST Brands. Mr. Topper and his affiliates and Mr. Reilly, a director of the General Partner, are not selling any of their ownership interests in the Partnership in the transaction and will continue to own subordinated and common units representing approximately 44% of the ownership interests of the Partnership. The transaction does not involve the sale or purchase of any of the common or subordinated units of the Partnership and the Partnership will continue to operate as a separate, publicly-traded, master limited partnership and maintain its current headquarters. The consummation of the sale is subject to various conditions and is expected to close early in the fourth quarter of 2014.

Contemporaneously with and subject to the closing of the sale, the Partnership, LGC and LGO will enter into a series of transactions pursuant to which LGC will acquire the wholesale fuel supply for 78 locations in Pennsylvania and New York currently supplied by the Partnership and the fuel supply by the Partnership to such sites will be terminated for an aggregate purchase price and on terms to be approved by the conflicts committee of the board of directors of the General Partner. In addition, subleases for 12 of the sites, which are currently leased to the Partnership, will be assigned to LGC or its affiliates.

The General Partner manages the operations and activities of the Partnership. The Partnership is managed and operated by the board of directors and executive officers of the General Partner. Upon the consummation of the sale, CST Brands will control the General Partner and will have the right to appoint all members of the board of directors of the General Partner.

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

Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Achieving the results described in these statements involves a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the following factors:

•	Availability of cash flow to pay minimum quarterly distribution on our common units;

•	The availability and cost of competing motor fuels;

•	A rise in fuel prices or a decrease in demand for motor fuels;

•	The consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	Our existing or future indebtedness;

•	Our liquidity, results of operations and financial condition;

•	Future legislation and changes in regulations or governmental policies or changes in enforcement or interpretations thereof;

•	Future income tax legislation;

•	Changes in energy policy;

•	Increases in energy conservation efforts;

•	Technological advances;

•	Volatility in the capital and credit markets;

•	The impact of worldwide economic and political conditions;

•	The impact of wars and acts of terrorism;

•	Weather conditions or catastrophic weather-related damage;

•	Earthquakes and other natural disasters;

•	Unexpected environmental liabilities;

•	The outcome of pending or future litigation; and

•	Other factors, including those discussed in Item 1A. Risk Factors, in our Annual Report on Form 10-K filed with the SEC.

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

Overview

We are a Delaware limited partnership formed to engage in the distribution of motor fuels, consisting of gasoline and diesel fuel, and to own and lease real estate used in the retail distribution of motor fuels. Since our Predecessor was founded in 1992, we have generated revenues from the wholesale distribution of motor fuels to retail sites and from real estate leases. In the third quarter of 2013, we also began generating revenues, on a select basis, through the retail distribution of motor fuels at sites operated by commission agents and in the second quarter of 2014, as a result of the PMI Transaction, we began generating revenues from the operation of convenience stores and branded quick-service restaurants.

Our primary business objective is to make quarterly cash distributions to our unitholders and, over time, to increase our quarterly cash distributions. We intend to make minimum quarterly distributions of at least $0.4375 per unit, per quarter (or $1.75 per unit on an annualized basis). Our declared distributions since May 2013 are summarized below:

Distribution Declared	Quarterly Distribution	Annualized Distribution
May 2013	$0.4525	$1.81
August 2013	0.4775	1.91
November 2013	0.5025	2.01
March 2014	0.5125	2.05
May 2014	0.5125	2.05
August 2014	0.5225	2.09

The amount of any distributions is subject to the discretion of the board of directors of our General Partner which may modify or revoke our cash distribution policy at any time. Our partnership agreement does not require us to pay any distributions.

We believe consistent demand for motor fuels in the areas where we operate and the contractual nature of our rent income provide a stable source of cash flow. Cash flows from the wholesale distribution of motor fuels are generated primarily by a per gallon margin that is either a fixed or variable mark-up per gallon, depending on our contract terms. By delivering motor fuels through independent carriers on the same day we purchase the motor fuels from suppliers, we seek to minimize the commodity price risks typically associated with the purchase and sale of motor fuels. We also generate cash flows from rent income primarily by collecting rent from lessee dealers, LGO and non-gas tenants pursuant to lease agreements, the retail distribution of motor fuel at sites operated by the commission agents and the operation of convenience stores and branded, quick-service restaurants.

For the three and six months ended June 30, 2014, we distributed an aggregate of approximately 235.5 million and 395.1 million gallons of motor fuels, respectively. At June 30, 2014, we distributed motor fuels to 1,092 sites, comprised of the following classes of business:

•	445 sites operated by independent dealers;

•	237 sites owned or leased by us and operated by LGO;

•	255 sites owned or leased by us and operated by lessee dealers;

•	68 sites owned or leased by us and operated by commission agents; and

•	87 sites owned or leased by us and operated by the Partnership;

In addition, we distribute motor fuels to 18 sub-wholesalers and sell various other products to commercial and residential customers.

Approximately 60% of the sites to which we distribute motor fuels are owned or leased by us. In addition, we have agreements requiring the operators of these sites to purchase motor fuels from us.

We are focused on owning and leasing sites primarily located in prime locations with strong motor fuel demand. We own and lease sites located in Pennsylvania, New Jersey, Ohio, New York, Massachusetts, Kentucky, New Hampshire, Maine, Florida, Maryland, Delaware, Tennessee, Virginia, Illinois, Indiana, and West Virginia. We also distribute motor fuel in Georgia and North Carolina. We believe the limited availability of undeveloped real estate, particularly in the northeastern U.S., presents a high barrier to entry for new or existing retail gas station owners to develop competing sites.

Recent Developments

PMI Acquisition

On April 28, 2014, we exercised an option (“Option”) to purchase 100% of the membership interests of Pinehurst Petroleum, LLC (“Pinehurst”) from Joseph L. Smith III and John A. Kopfer, Jr. (“Smith/Kopfer”) for $4.0 million. Pinehurst’s sole asset was an Agreement and Plan of Merger among Pinehurst, PMI Merger Sub, Inc., a wholly-owned subsidiary of Pinehurst(“Sub”), Petroleum Marketers, Incorporated(“PMI”), Petroleum Marketers, Incorporated Employee Stock Ownership Trust and Ronald R. Hare, in his capacity as representative (the “Merger Agreement”) pursuant to which Pinehurst agreed to acquire all of the shares of PMI for $75.0 million subject to an adjustment for a targeted net working capital of $3.0 million, through the merger(“the Merger”) of Sub and PMI. Under the terms of the Merger Agreement, the stockholders of PMI agreed to escrow $5.0 million for 25 months after the closing date to secure the indemnity provisions contained in the Merger Agreement for the benefit of Pinehurst. The Merger Agreement also contains customary representations, warranties, agreements and obligations of the parties, and termination, closing conditions and indemnity provisions. The transaction was funded with borrowings under our Partnership’s Credit Facility. On April 30, 2014, pursuant to the Option, the Partnership purchased all of the equity interests of Pinehurst ($2.0 million of the consideration has been included in accrued expenses and other current liabilities at June 30, 2014). Subsequent to such purchase, the Merger became effective and, as a result, the Partnership became the owner of PMI. We sometimes refer to the exercise of the Option and the Merger as the PMI Transaction.

The acquisition augmented the Partnership’s presence in Virginia and complements the existing Tennessee operations. The Partnership expects to realize material synergy upon integration of PMI. PMI operates two primary lines of business: convenience stores and petroleum products distribution. In its convenience store business, PMI operates 87 convenience stores and nine co-located branded quick service restaurants located in Virginia. The convenience stores distribute primarily branded fuel and operate under the PMI’s own proprietary convenience store brand, “Stop in Food Stores.” We initially intend to operate the convenience stores and expect to transfer the operations of certain sites over time to third parties and to affiliated entities. The petroleum products business distributes motor fuels and other petroleum products to customers throughout Virginia, West Virginia, Tennessee and North Carolina.

On May, 1, 2014, immediately subsequent to the effectiveness of the Merger, we caused PMI to divest its lubricants business (the “Lubricants Business”) to Zimri Holdings, LLC (“Zimri”), an entity owned by Smith/Kopfer for the sum of $14.0 million pursuant to an Asset Purchase Agreement (“APA”) between PMI and Zimri. The APA contains customary representations, warranties, agreements and obligations of the parties, as well as indemnity provisions. A trust controlled by Joseph V. Topper, Jr, Chairman and CEO of the general partner of the Partnership, personally financed the purchase of the Lubricants Business by Zimri pursuant to a loan to Zimri. The financing by Mr. Topper’s trust was approved by the Conflicts Committee of the board of directors of the general partner of the Partnership. It is anticipated that Zimri will re-sell the Lubricants Business to an independent third party at a later date. We are entitled to receive the profit, if any, from the sale of the Lubricants Business to an independent third party.

In connection with the acquisition of PMI and assets from certain affiliates of Atlas, we amended the Omnibus Agreement with our general partner and LGC with regards to the management fee payable by us to LGC effective July 1, 2014. The revised management fee consists of a base monthly fee of $670,000 per month and a variable fee of between zero and $0.003 per gallon for wholesale fuel distribution and $0.015 per gallon for retail fuel distribution at sites we operate. The general partner and LGC may waive all or any portion of the management fee to the extent that all or a portion of the management services are either purchased from another party or not required.

Atlas Acquisition

On May 19, 2014, we completed our acquisition of 52 wholesale supply contracts, one sub-wholesaler contract, five fee sites, six leasehold sites and certain other assets from affiliates of Atlas Oil Company (“Atlas”) for $35.0 million. In addition, we acquired certain short-term notes receivable associated with the wholesale supply and commission marketing contracts for $5.2 million, bringing total consideration to $40.2 million, subject to closing adjustments. The transaction was funded by borrowings under the credit facility and $4.0 million of proceeds from the sale of the Lubricants Business that were directed to an escrow agent as part of a Section 1031 like-kind exchange.

These assets are located in the Chicago, Illinois area and are branded BP. The wholesale supply contracts have a remaining average term of 15 years and the fee or leasehold sites are currently leased to third party commission agents. The short-term notes receivable relate to previously negotiated purchase agreements of certain sites by the dealers occupying the locations. All of the notes receivable relate to sites supplied under contracts acquired in this transaction. The notes receivable have a weighted average maturity of June 2015.

In connection with the acquisition, Sam Simon, Chairman and Chief Executive Officer of Atlas Oil Company, entered into a non-compete agreement that generally restricts him and entities controlled by him from (a) engaging in the wholesale distribution of motor fuel or owning or operating a retail motor fuel facility and/or convenience store within certain territories for one year after the closing date, and (b) constructing any new retail motor fuel facility and/or convenience stores within certain territories for five years after the closing date.

Amended and Restated Credit Agreement

In March 2014, we entered into an amended and restated credit agreement (the “Credit Facility”). The Credit Facility is a senior secured revolving credit facility maturing March 4, 2019 with a total borrowing capacity of $450 million, under which swing-line loans may be drawn up to $10.0 million and standby letters of credit may be issued up to an aggregate of $45.0 million. The Credit Facility may be increased, from time to time, upon our written request, subject to certain conditions, up to an additional $100.0 million. All obligations under the Credit Facility are secured by substantially all of our assets. See “Liquidity and Capital Resources –Long-term Debt – Credit Facility” for additional information.

Subsequent Event

On August 6, 2014, we announced the sale of our general partner, Lehigh Gas GP LLC (the “General Partner”), to CST GP, LLC, a wholly owned subsidiary of CST Brands, Inc. (“CST Brands”), from LGC. Mr. Topper, our Chairman and CEO, will continue in his role as CEO and President of the Partnership and will join the Board of Directors of CST Brands. Mr. Topper and his affiliates and Mr. Reilly, a director of the General Partner, are not selling any of their ownership interests in the Partnership in the transaction and will continue to own subordinated and common units representing approximately 44% of the ownership interests of the Partnership. The transaction does not involve the sale or purchase of any of the common or subordinated units of the Partnership and we will continue to operate as a separate, publicly-traded, master limited partnership and maintain its current headquarters. The consummation of the sale is subject to various conditions and is expected to close early in the fourth quarter of 2014.

Contemporaneously with and subject to the closing of the sale, the Partnership, LGC and LGO will enter into a series of transactions pursuant to which LGC will acquire the wholesale fuel supply for 78 locations in Pennsylvania and New York currently supplied by us and the fuel supply by the Partnership to such sites will be terminated for an aggregate purchase price and on terms to be approved by the conflicts committee of the board of directors of the General Partner. In addition, subleases for 12 of the sites, which are currently leased to us, will be assigned to LGC or its affiliates.

The General Partner manages our operations and activities. The Partnership is managed and operated by the board of directors and executive officers of the General Partner. Upon the consummation of the sale, CST Brands will control the General Partner and will have the right to appoint all members of the board of directors of the General Partner.

Outlook

The Partnership expects its total fuel volume to increase in 2014, driven by the Rogers, Rocky Top and Manchester acquisitions in the third and fourth quarters of 2013 and the Atlas and PMI acquisitions in the second quarter of 2014, offset by a decrease in volume as a result of market conditions. Based on current market conditions, we expect our motor fuel gross margin per gallon to be consistent with historical results. We expect rent income to increase in 2014 as a result of the 2013 and 2014 acquisitions.

Earnings in future periods are subject to various risks and uncertainties. See “Forward-Looking Information” and Note 12 to the financial statements included within this report and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013, for a discussion of the risks, uncertainties and factors that may impact future results.

Results of Operations

Evaluating Our Results of Operations

The primary drivers of our operating results are the volume of motor fuels we distribute, the margin per gallon we are able to generate on the motor fuels we distribute and the rent income we earn on the sites we own or sub-lease. For owned or sub-leased sites, we seek to maximize the overall profitability of our operations, balancing the contributions to profitability of motor fuel distribution revenues and rent income. Our Omnibus Agreement, under which LGC provides management, administrative and operating services for us, enables us to manage a significant component of our operating expenses. Our management relies on financial and operational metrics designed to track the key elements that contribute to our operating performance. To evaluate our operating performance, our management considers gross profit from fuel sales, motor fuel volumes, margin per gallon, rent income for sites we own or sub-lease, EBITDA, Adjusted EBITDA and Distributable Cash Flow.

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

Comparison of Results for the Three Months Ended June 30, 2014 and 2013

The following table sets forth our statements of operations for the periods indicated (in thousands):

	Three Months Ended June 30, 2014 (unaudited)	Three Months Ended June 30, 2013 (unaudited)	$ Variance	% Variance
Revenues:
Revenues from fuel sales	$528,364	$228,719	$299,645	131.0%
Revenues from fuel sales to affiliates	210,492	248,704	(38,212)	(15.4)%
Revenues from food and merchandise sales	17,249	—	17,249	n/a
Rent income	6,171	3,833	2,338	61.0%
Rent income from affiliates	4,592	6,432	(1,840)	(28.6)%
Other revenue	323	508	(185)	(36.4)%

Total revenues	767,191	488,196	278,995	57.1%
Costs and Expenses:
Cost of revenues from fuel sales	518,440	223,665	294,775	131.8%
Cost of revenues from fuel sales to affiliates	203,752	241,772	(38,020)	(15.7)%
Cost of revenues from food and merchandise sales	14,075	—	14,075	n/a
Rent expense	4,933	3,900	1,033	26.5%
Operating expenses	3,670	1,113	2,557	229.7%
Depreciation and amortization	7,247	4,864	2,383	49.0%
Selling, general and administrative expenses	13,553	3,820	9,733	254.8%
Gains on sale of assets, net	(53)	(47)	(6)	12.8%

Total costs and operating expenses	765,617	479,087	286,530	59.8%

Operating income	1,574	9,109	(7,535)	(82.7)%
Interest expense	(3,712)	(3,505)	(207)	5.9%
Other income, net	119	85	34	40.0%

Income (loss) before income taxes	(2,019)	5,689	(7,708)	(135.5)%
Income tax expense (benefit)	(3,911)	220	(4,131)	(1,877.5)%

Net income	$1,892	$5,469	$(3,577)	(65.4)%

As noted previously, we began operating in two reportable segments as of September 1, 2013. Unallocated costs consist primarily of interest expense associated with the Credit Facility, selling, general and administrative expenses, income taxes and the elimination of the retail segment’s intersegment cost of revenues from fuel sales against the wholesale segment’s intersegment revenues from fuel sales. The profit in ending inventory generated by the intersegment fuel sale is also eliminated. The table below presents our results for the three months ended June 30, 2014, by segment (in thousands).

	Three Months Ended June 30, 2014
	Wholesale	Retail	Unallocated	Consolidated
Revenues from fuel sales to external customers	$621,627	$117,229	$—	$738,856
Intersegment revenues from fuel sales	81,958	—	(81,958)	—
Revenues from food and merchandise sales	—	17,249	—	17,249
Rent income	9,686	1,077	—	10,763
Other revenues	304	19	—	323

Total revenues	713,575	135,574	(81,958)	767,191
Cost of revenues from fuel sales	688,555	115,559	(81,922)	722,192
Cost of revenues from food and merchandise sales	—	14,075	—	14,075
Rent expense	4,703	230	—	4,933
Operating expenses	2,122	1,548	—	3,670
Depreciation and amortization	6,267	980	—	7,247
Selling, general and administrative expenses	—	—	13,553	13,553
Gains on sales of assets, net	(53)	—	—	(53)

Total costs and expenses	701,594	132,392	(68,369)	765,617

Operating income (loss)	11,981	3,182	(13,589)	1,574
Interest expense	(1,304)	(126)	(2,282)	(3,712)
Other income, net	109	10	—	119

Income (loss) before income taxes	10,786	3,066	(15,871)	(2,019)
Income tax benefit	—	—	(3,911)	(3,911)

Net income (loss)	$10,786	$3,066	$(11,960)	$1,892

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

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	$ Variance	% Variance
Revenues from fuel sales	$738,856	$477,423	$261,433	54.8%
Cost of revenues from fuel sales	$722,192	$465,437	$256,755	55.2%

Gross margin from fuel sales	$16,664	$11,986	$4,678	39.0%
Volume (in thousands of gallons)	235,511	160,677	74,834	46.6%
Sales price per gallon	$3.137	$2.971	$0.166	5.6%
Gross margin per gallon (a)	$0.071	$0.075	$(0.004)	(5.1)%

(a)	The wholesale segment gross margin was $0.066 and the retail segment gross margin was $0.052 for the three months ended June 30, 2014. As noted previously, we began operating in two reportable segments as of September 1, 2013.

The increase in aggregate revenues from fuel sales resulted from an increase of $222.3 million related to an increase in volume of gallons distributed and an increase of $39.1 million related to higher selling prices per gallon. The increase in volume of gallons distributed was principally related to our acquisitions, with 49.4 million gallons related to the PMI acquisition, 9.8 million gallons related to the Manchester acquisition, 8.9 million gallons related to the Atlas acquisition, 8.3 million gallons related to the Rocky Top acquisition, 4.9 million gallons related to the Rogers acquisition, and 0.3 million gallons related to new Getty sites. These increases were partially offset by decreases of 4.7 million gallons related to marketplace competition, 2.5 million gallons related to the closure of sites, and 0.8 million gallons related to terminated dealer supply contracts.

Revenues and Costs from Food and Merchandise Sales

Revenues and costs from food and merchandise sales were generated by PMI. Margins of 18% were negatively impacted by the $1.6 million fair value adjustment to merchandise inventory recorded in purchase accounting that was expensed as a one-time charge in the post-acquisition period.

Rent Income

Rent income, including rent income from affiliates, increased $0.5 million to $10.8 million for the three months ended June 30, 2014, from $10.3 million for the same period in 2013. This increase was driven by $1.3 million of incremental rent income from the 2013 and 2014 acquisitions partially offset by the $0.7 million impact of leases with LGO that were terminated in the third quarter of 2013 associated with commission and closed sites.

Other Revenues

Other revenues decreased $0.2 million to $0.3 million for the three months ended June 30, 2014, compared with $0.5 million for the same period in 2013. This decrease was primarily attributable to fees paid in 2013 by dealers to terminate their supply contracts.

Rent Expense

Rent expense increased $1.0 million to $4.9 million for the three months ended June 30, 2014, compared with $3.9 million for the same period in 2013. The PMI operations drove $1.0 million of the increase. The remaining increase was primarily due to the 2013 and 2014 acquisitions, which resulted in an increase of $0.2 million, partially offset by a $0.1 million decrease associated with terminated leases.

Operating Expenses

Operating expenses increased $2.6 million to $3.7 million for the three months ended June 30, 2014, compared with $1.1 million for the same period in 2013. PMI drove $1.8 million of the increase, which is comprised primarily of repairs and maintenance, real estate taxes, utilities and supplies. Excluding the results of PMI, the remaining increase was primarily due to an increase in repairs and maintenance of $0.6 million due to an increase in owned and leased sites as a result of the 2013 and 2014 acquisitions. We also incurred $0.2 million more in real estate taxes associated with certain commission sites for which the leases with the commission agents are not triple net leases.

Depreciation and Amortization

Depreciation and amortization increased $2.3 million to $7.2 million for the three months ended June 30, 2014, from $4.9 million for the same period in 2013. This increase was driven by $2.1 million of incremental depreciation and amortization resulting from the 2013 and 2014 acquisitions and a $0.2 million write-off of the trademark associated with the Rogers acquisition as a result of rebranding those sites.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $9.8 million to $13.6 million for the three months ended June 30, 2014, compared with $3.8 million for the same period in 2013. The PMI operations drove $9.0 million of the increase, which was comprised primarily of $2.9 million in management fees incurred with an affiliate and $5.6 million of acquisition costs. Excluding the results of PMI, the remaining increase was primarily due to increases in equity-based compensation expense of $0.3 million and professional fees of $0.3 million.

Acquisition costs incurred during the three months ended June 30, 2014 and 2013, were $5.6 million and $0.3 million, respectively.

Interest Expense

Interest expense increased $0.2 million to $3.7 million for the three months ended June 30, 2014, compared with $3.5 million for the same period in 2013. The seller financing issued in connection with the Rocky Top acquisition resulted in an increase of $0.5 million. Amortization of deferred financing costs decreased by $0.2 million as a result of extending the term of the Credit Facility in March 2014.

Income Tax Expense

We recorded a $3.9 million benefit for the three months ended June 30, 2014 compared to expense of $0.2 million for the same period in 2013. The benefit recorded in 2014 was driven by a partial release of the valuation allowance against deferred tax assets of $5.2 million. The release was driven by the recognition of net deferred tax liabilities associated with the preliminary purchase price allocation related to the acquisition of PMI. Since the purchase price allocation is preliminary, such release is subject to change and such change could be material. Further, in conjunction with our ongoing review of actual results and anticipated future earnings, we continuously reassess the possibility of releasing the remaining $1.9 million valuation allowance on deferred tax assets. It is reasonably possible that a significant portion of the valuation allowance will be released within the next twelve months.

The valuation allowance release was partially offset by the impact of certain nondeductible acquisition costs and the taxable gain on the sale of the Lubricants Business for which a portion related to nondeductible goodwill.

In 2013, we recorded a full valuation allowance against the deferred tax benefit recorded.

Comparison of Results for the Six Months Ended June 30, 2014 and 2013

The following table sets forth our statements of operations for the periods indicated (in thousands):

	Six Months Ended June 30, 2014 (unaudited)	Six Months Ended June 30, 2013 (unaudited)	$ Variance	% Variance
Revenues:
Revenues from fuel sales	$825,148	$447,023	$378,125	84.6%
Revenues from fuel sales to affiliates	384,897	491,569	(106,672)	(21.7)%
Revenues from food and merchandise sales	17,249	—	17,249	n/a
Rent income	11,679	7,185	4,494	62.5%
Rent income from affiliates	9,779	13,349	(3,570)	(26.7)%
Other revenues	460	931	(471)	(50.6)%

Total revenues	1,249,212	960,057	289,155	30.1%
Costs and Expenses:
Cost of revenues from fuel sales	810,220	437,943	372,277	85.0%
Cost of revenues from fuel sales to affiliates	373,511	478,735	(105,224)	(22.0)%
Cost of revenues from food and merchandise sales	14,075	–	14,075	n/a
Rent expense	8,748	7,784	964	12.4%
Operating expenses	5,868	1,933	3,935	203.6%
Depreciation and amortization	13,183	9,703	3,480	35.9%
Selling, general and administrative expenses	18,080	7,399	10,681	144.4%
Gains on sales of assets, net	(1,533)	(47)	(1,486)	3,161.7%

Total costs and operating expenses	1,242,152	943,450	298,702	31.7%

Operating income	7,060	16,607	(9,547)	(57.5)%
Interest expense	(7,739)	(6,884)	(855)	12.4%
Other income, net	223	166	57	34.3%

Income (loss) before income taxes	(456)	9,889	(10,345)	(104.6)%
Income tax expense (benefit)	(3,776)	663	(4,439)	(669.5)%

Net income	$3,320	$9,226	$(5,906)	(64.0)%

As noted previously, the Partnership began operating in two reportable segments commencing September 1, 2013. Unallocated costs consist primarily of interest expense associated with the Credit Facility, selling, general and administrative expenses, income taxes and the elimination of the retail segment’s intersegment cost of revenues from fuel sales against the wholesale segment’s intersegment revenues from fuel sales. The profit in ending inventory generated by the intersegment fuel sale is also eliminated. The table below presents our results for the six months ended June 30, 2014, by segment (in thousands).

	Six Months Ended June 30, 2014
	Wholesale	Retail	Unallocated	Consolidated
Revenues from fuel sales to external customers	$1,039,514	$170,531	$—	$1,210,045
Intersegment revenues from fuel sales	126,643	—	(126,643)	—
Revenues from food and merchandise sales	—	17,249	—	17,249
Rent income	19,327	2,131	—	21,458
Other revenues	441	19	—	460

Total revenues	1,185,925	189,930	(126,643)	1,249,212
Cost of revenues from fuel sales	1,141,767	168,540	(126,576)	1,183,731
Cost of revenues from food and merchandise sales	—	14,075	—	14,075
Rent expense	8,339	409	—	8,748
Operating expenses	3,985	1,883	—	5,868
Depreciation and amortization	11,716	1,467	—	13,183
Selling, general and administrative expenses	—	—	18,080	18,080
Gains on sales of assets, net	(1,533)	—	—	(1,553)

Total costs and expenses	1,164,274	186,374	(108,496)	1,242,152

Operating income (loss)	21,651	3,556	(18,147)	7,060
Interest expense	(2,606)	(252)	(4,881)	(7,739)
Other income, net	196	27	—	223

Income (loss) before income taxes	19,241	3,331	(23,028)	(456)
Income tax benefit	—	—	(3,776)	(3,776)

Net income (loss)	$19,241	$3,331	$(19,252)	$3,320

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

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	$ Variance	% Variance
Revenues from fuel sales	$1,210,045	$938,592	$271,453	28.9%
Cost of revenues from fuel sales	$1,183,731	$916,678	$267,053	29.1%

Gross margin from fuel sales	$26,314	$21,914	$4,400	20.1%
Volume (in thousands of gallons)	395,093	310,397	84,696	27.3%
Sales price per gallon	$3.063	$3.024	$0.039	1.3%
Gross margin per gallon (a)	$0.067	$0.071	$(0.004)	(5.7)%

(a)	The wholesale segment gross margin was $0.063 and the retail segment gross margin was $0.042 for the six months ended June 30, 2014. As noted previously, we began operating in two reportable segments as of September 1, 2013.

The increase in aggregate revenues from fuel sales resulted from an increase of $256.1 million related to an increase in volume of gallons distributed and an increase of $15.3 million related to higher selling prices per gallon. The increase in volume of gallons distributed was principally related to our acquisitions, with 49.4 million gallons related to the PMI acquisition, 19.5 million gallons related to the Manchester acquisition, 8.9 million gallons related to the Atlas acquisition, 15.4 million gallons related to the Rocky Top acquisition, 8.8 million gallons related to the Rogers acquisition, and 0.6 million gallons related to new Getty sites. These increases were partially offset by decreases of 10.5 million gallons related to marketplace competition, 6.2 million gallons related to the closure of sites, and 2.5 million gallons related to terminated dealer supply contracts.

Revenues and Costs from Food and Merchandise Sales

Revenues and costs from food and merchandise sales were generated by PMI. Margins of 18% were negatively impacted by the $1.6 million fair value adjustment to merchandise inventory recorded in purchase accounting that was expensed as a one-time charge in the post-acquisition period.

Rent Income

Rent income, including rent income from affiliates, increased $1.0 million to $21.5 million for the six months ended June 30, 2014, from $20.5 million for the same period in 2013. This increase was driven by $2.5 million of incremental rent income from the 2013 and 2014 acquisitions partially offset by the $1.4 million impact of leases with LGO that were terminated in the third quarter of 2013 associated with commission and closed sites.

Other Revenue

Other revenue decreased $0.4 million to $0.5 million for the six months ended June 30, 2014, compared with $0.9 million for the same period in 2013. This decrease was primarily attributable to fees paid in 2013 by dealers to terminate their supply contracts.

Rent Expense

Rent expense increased $0.9 million to $8.7 million for the six months ended June 30, 2014, compared with $7.8 million for the same period in 2013. PMI drove $1.0 million of the increase. The remaining increase was primarily due to the 2013 and 2014 acquisitions, which resulted in an increase of $0.3 million, partially offset by a $0.2 million decrease associated with terminated leases and a $0.1 million gain on the settlement of the capital lease obligations associated with severed Getty lease sites.

Operating Expenses

Operating expenses increased $4.0 million to $5.9 million for the six months ended June 30, 2014, compared with $1.9 million for the same period in 2013. The PMI operations drove $1.8 million of the increase, which is comprised primarily of repairs and maintenance, real estate taxes, utilities and supplies. Excluding the results of PMI, the remaining increase was primarily due to an increase in repairs and maintenance of $1.4 million due to an increase in owned and leased sites as a result of the 2013 and 2014 acquisitions. We also incurred $0.3 million more in real estate taxes associated with certain commission sites for which the leases with the commission agents are not triple net leases. In addition, we incurred $0.3 million associated with the termination of the Chevron fuel purchase contract in order to rebrand certain sites in Florida from Chevron to ExxonMobil.

Depreciation and Amortization

Depreciation and amortization increased $3.5 million to $13.2 million for the six months ended June 30, 2014, from $9.7 million for the same period in 2013. This increase was driven by $3.1 million of incremental depreciation and amortization resulting from the 2013 and 2014 acquisitions, a $0.2 million write-off of the trademark associated with the Rogers acquisition as a result of rebranding those sites and a $0.1 million impairment charge related to a site classified as held for sale.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $10.7 million to $18.1 million for the six months ended June 30, 2014, compared with $7.4 million for the same period in 2013. PMI drove $9.0 million of the increase, which was comprised primarily of $2.9 million in management fees incurred with an affiliate and $5.6 million of acquisition costs. Excluding the results of PMI, the remaining increase was primarily due to increases in equity-based compensation expense of $1.3 million and taxes other than income of $0.3 million.

Acquisition costs incurred during the six months ended June 30, 2014 and 2013, were $6.0 million and $0.5 million, respectively.

Gains on Sales of Assets, net

The gain recorded for the six months ended June 30, 2014, related primarily to two site divestitures.

Interest Expense

Interest expense increased $0.8 million to $7.7 million for the six months ended June 30, 2014, compared with $6.9 million for the same period in 2013. The seller financing issued in connection with the Rocky Top acquisition resulted in an increase of $1.0 million. In addition, deferred financing costs of $0.4 million were written off in 2014 as a result of changes in lenders in the amended credit facility. Partially offsetting these increases was a $0.3 million decrease in amortization of deferred financing costs as a result of extending the term of the credit facility in March 2014 and a $0.3 million decrease in interest associated with sale-leaseback transactions as a result of a decrease in the outstanding balance.

Income Tax Expense

We recorded a $3.8 million benefit for the six months ended June 30, 2014 compared to expense of $0.7 million for the same period in 2013. The benefit recorded in 2014 was driven by a partial release of the valuation allowance against deferred tax assets of $5.2 million. The release was driven by the recognition of net deferred tax liabilities associated with the preliminary purchase price allocation related to the acquisition of PMI. Since the purchase price allocation is preliminary, such release is subject to change and such change could be material. Further, in conjunction with our ongoing review of actual results and anticipated future earnings, we continuously reassess the possibility of releasing the remaining $1.9 million valuation allowance on deferred tax assets. It is reasonably possible that a significant portion of the valuation allowance will be released within the next twelve months.

The valuation allowance release was partially offset by the impact of certain nondeductible acquisition costs and the taxable gain on the sale of the Lubricants Business for which a portion related to nondeductible goodwill. Deferred tax expense of $1.4 million related primarily to the settlement of certain supplemental executive retirement plan liabilities of PMI. The current income tax benefit resulting from this settlement was offset by current income tax expense on the taxable gain on the sale of the Lubricants Business.

In 2013, we recorded a full valuation allowance against the deferred tax benefit recorded.

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

We believe that we will have sufficient cash flow from operations, borrowing capacity under the Credit Facility and the ability to issue additional common units and/or debt securities to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures for the next twelve months. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional common units and/or debt securities.

Comparison of Cash Flows for the Six Months Ended June 30, 2014 and 2013

The following table summarizes cash flow activity (in thousands):

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Variance
Net cash provided by (used in) operating activities	$2,477	$14,125	$(15,240)
Net cash used in investing activities	(104,263)	(1,887)	(102,376)
Net cash provided by (used in) financing activities	98,535	(16,543)	118,670

Net cash provided by operating activities includes balance sheet changes arising from wholesale motor fuel purchasing patterns, the timing of collections on our accounts receivable, the seasonality of our business, fluctuations in wholesale motor fuel prices, our working capital requirements and general market conditions.

The decrease in net cash provided by operating activities resulted from a decrease in net income of $5.9 million, a decrease in the change in working capital and other assets and liabilities of $4.8 million and a decrease in net non-cash charges of $0.9 million.

The decrease in the change in working capital and other assets and liabilities was primarily driven by differences in timing of collection of credit card payments.

Net non-cash charges were lower in 2014 as a result of the deferred tax benefit and gains on sales of assets recognized in 2014, partially offset by higher depreciation and amortization and equity-based compensation expense.

The increase in net cash used in investing activities was driven by the cash paid for the Atlas and PMI acquisitions in 2014, partially offset by the proceeds on the divestiture of the lubricants business.

The increase in net cash provided by financing activities resulted from an increase in net borrowings totaling $125.0 million (primarily to fund the acquisitions) and a $4.8 million decrease in payments on lease financing obligations, partially offset by an $8.0 million increase in distributions paid, a $3.1 million increase in financing costs paid and a $3.6 million advance to Zimri.

Capital Expenditures

We make investments to expand, upgrade and enhance existing assets. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those capital expenditures required to maintain our long-term operating income or operating capacity. We anticipate maintenance capital expenditures will be funded primarily with cash generated by operations. We had approximately $1.0 million and $0.7 million in maintenance capital expenditures for the six months ended June 30, 2014 and 2013, respectively, which are included in purchases of property and equipment in our statements of cash flows.

Expansion capital expenditures are those capital expenditures that we expect will increase our operating income or operating capacity over the long term. We have the ability to fund our expansion capital expenditures by additional borrowings under the Credit Facility or, if available to us on acceptable terms, issuing additional equity, debt securities or other options, such as the sale of assets. We cannot assure you that we can complete any offering of securities or other options on terms acceptable to us, if at all. We had approximately $112.5 million and $3.4 million in expansion capital expenditures for the six months ended June 30, 2014 and 2013, respectively.

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

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Reconciliation of EBITDA and Adjusted EBITDA to net income:
Net income	$1,892	$5,469	$3,320	$9,226
Plus:
Depreciation and amortization	7,247	4,864	13,183	9,703
Income tax expense	(3,911)	220	(3,776)	663
Interest expense	3,712	3,507	7,739	6,889

EBITDA	8,940	14,060	20,466	26,481
Equity-based incentive compensation expense	1,036	838	1,943	978
Equity-based director compensation expense	100	35	107	91
Gains on sales of assets, net	(53)	(47)	(1,533)	(47)

Adjusted EBITDA	$10,023	$14,886	$20,983	$27,503

Reconciliation of EBITDA and Adjusted EBITDA to net cash provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$1,698	$13,850	$2,477	$14,125
Changes in certain operating assets and liabilities	4,593	(1,828)	11,610	7,375
Interest expense	3,712	3,507	7,739	6,889
Others items, net	(1,063)	(1,469)	(1,360)	(1,908)

EBITDA	8,940	14,060	20,466	26,481
Equity-based incentive compensation expense	1,036	838	1,943	978
Equity-based director compensation expense	100	35	107	91
Gains on sales of assets, net	(53)	(47)	(1,533)	(47)

Adjusted EBITDA	$10,023	$14,886	$20,983	$27,503

Reconciliation of Distributable Cash Flow
Adjusted EBITDA	$10,023	$14,886	$20,983	$27,503
Less:
Cash interest expense	(3,321)	(2,762)	(6,365)	(5,530)
Maintenance capital expenditures (a)	(425)	(662)	(984)	(745)
Current income tax expense	79	(220)	(65)	(672)

Distributable Cash Flow	$6,356	$11,242	$13,569	$20,556

(a)	Under our partnership agreement, maintenance capital expenditures are capital expenditures made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are those made to maintain existing contract volumes, including payments to renew existing distribution contracts, or to maintain our sites in leasable condition, such as parking lot or roof replacement/renovation, or to replace equipment required to operate our existing business.

Contractual Obligations

The following table sets forth our contractual obligations that are required to be settled in cash as of June 30, 2014 (in thousands):

	Payments due by period
	Total	Remaining in 2014	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(in thousands)
Long-term debt (a)	$340,219	$5,145	$43,960	$17,223	$273,891
Financing obligations (b)	99,588	3,082	12,440	12,404	71,662
Operating lease obligations (c)	145,193	13,448	33,195	25,846	72,704
Management fees (d)	18,760	4,020	14,740	—	—
Other long-term liabilities (e)	—	—	—	—	—

Total	$603,760	$25,695	$104,335	$55,473	$418,257

(a)	The Partnership’s credit facility expires March 4, 2019 and thus the principal balance outstanding at June 30, 2014 is included in the 4-5 year period. Interest, which is based on variable rates, was assumed to remain constant at a weighted-average rate of 3.0%. The amounts above include $26.2 million of financing issued in connection with the Rocky Top acquisition, which is payable in August 2015 at the earliest.
(b)	The lease financing obligations consist of principal and interest payments due on sale-leaseback transactions for which the sale was not recognized because we retained continuing involvement in the underlying sites. Also included are principal and interest payments due on capital lease obligations, including the portions of the Getty lease agreements being accounted for as capital lease obligations.
(c)	These operating leases expire through December 2028.
(d)	As noted previously, effective July 1, 2014, the Partnership pays LGC a management fee of $670,000 per month plus a variable fee of between zero and $0.003 per gallon for wholesale fuel distribution and $0.015 per gallon for retail fuel distribution at sites we operate.
(e)	Under the terms of various supply agreements, the Partnership is obligated to minimum volume purchases measured in gallons of motor fuel. Future minimum volume purchase requirements are 181 million gallons for the remainder of 2014 and 376 million gallons for 2015, reducing to 242 million gallons in 2018. Future minimum volume purchase requirements from 2019 through 2030 total 2.5 billion gallons. The aggregate dollar amount of the future minimum volume purchase requirements is dependent on the future weighted average wholesale cost per gallon charged under the applicable supply agreements. The amounts and timing of the related payment obligations cannot reasonably be estimated reliably. As a result, payment of these amounts has been excluded from the table above.

Long-term Debt

Debt outstanding at June 30, 2014 and December 31, 2013 was as follows (in thousands):

	June 30, 2014	December 31, 2013
Revolving credit facility	$272,528	$146,330
Financing associated with Rocky Top acquisition	26,250	26,250
Note payable	955	980

Total	299,733	173,560
Current portion — included in accrued expenses and other current liabilities	52	51

Total	$299,681	$173,509

Credit Facility

In March 2014, we entered into the Credit Facility. The Credit Facility is a senior secured revolving credit facility maturing March 4, 2019 with a total borrowing capacity of $450 million, under which swing-line loans may be drawn up to $10.0 million and standby letters of credit may be issued up to an aggregate of $45.0 million. The Credit Facility may be increased, from time to time, upon our written request, subject to certain conditions, up to an additional $100.0 million. All obligations under the Credit Facility are secured by substantially all of our assets.

Borrowings under the Credit Facility bear interest, at our option, at (1) a rate equal to the London Interbank Offering Rate (“LIBOR”), for interest periods of one week or one, two, three or six months, plus a margin of 2.00% to 3.25% per annum, depending on our total leverage ratio (as defined) or (2) (a) a base rate equal to the greatest of: (i) the federal funds rate, plus 0.5%, (ii) LIBOR for one month interest periods, plus 1.00% per annum or (iii) the rate of interest established by the agent, from time to time, as its prime rate, plus (b) a margin of 1.00% to 2.25% per annum depending on our total leverage ratio. In addition, we incur a commitment fee based on the unused portion of the revolving credit facility at a rate of 0.35% to 0.50% per annum depending on our total leverage ratio. The weighted-average interest rate on outstanding borrowings at June 30, 2014 was 2.8%. Letters of credit outstanding at June 30, 2014 and December 31, 2013 totaled $18.2 million and $12.3 million, respectively. The nominal amount of availability at June 30, 2014 amounted to $160.3 million.

We are required to comply with certain financial covenants under the Credit Facility. Effective July 2, 2014, we are required to maintain a total leverage ratio (as defined) for the most recently completed four fiscal quarters of less than or equal to 5.50:1.00 for the period of April 1, 2014, through September 30, 2014; and 5.00:1.00 for the period of October 1, 2014, through December 31, 2014, and 4.50:1.00 for periods thereafter, except for periods following a material acquisition. However, if an offering of Equity Interests (as defined) in the Partnership occurs after July 2, 2014, but prior to December 31, 2014, the total leverage ratio shall not exceed 4.50:1.00 for the fiscal quarter ending December 31, 2014; and the total leverage ratio shall not exceed 5.00:1.00 for the two full fiscal quarters following the closing of a material acquisition or upon the issuance of Qualified Senior Notes (as defined) in the aggregate principal amount of $175,000,000 or greater. We are also required to maintain a senior leverage ratio (as defined) after the issuance of Qualified Senior Notes of $175,000,000 or greater of less than or equal to 3.50:1.00 and a consolidated interest coverage ratio (as defined) of at least 2.75 to 1.00.

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

Off-Balance Sheet Arrangements

The Omnibus agreement contingently requires us to perform environmental remediation work as further discussed in Note 11 to the financial statements. We also have operating leases and fuel purchase commitments as discussed in “Contractual Obligations” within our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Commodity Price Risk

Effective September 1, 2013, we assumed the lessor position for commission sites previously operated by LGO. Since then, we record retail sales of motor fuels to the end customer. Further, with the PMI acquisition, we have significantly more retail sales of motor fuels. We carry inventory on our balance sheet for the period from the purchase of the motor fuels from the third party suppliers to the retail sale to the end customer. During this period we are exposed to commodity price risk as it relates to motor fuel price fluctuations. During periods of market volatility the retail segment margins could be significantly impacted. We currently do not hedge against this commodity price risk but may in the future. As of June 30, 2014, we had $7.5 million of motor fuel inventory. A $0.01 change in motor fuel pricing would not have been significant.

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

As of June 30, 2014, we had $272.5 million outstanding on our revolving credit facility at an average interest rate of 2.8%. A one percentage point change in our average rate would impact annual interest expense by an aggregate of approximately $2.7 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

The Partnership acquired PMI on April 30, 2014. The internal controls over financial reporting of PMI are anticipated to be excluded from a formal evaluation of effectiveness of the Partnership’s disclosure controls and procedures. This decision was based upon the significance of PMI to the Partnership and the timing of integration efforts underway to transition PMI’s processes, information technology systems and other components of internal control over financial reporting to the internal control structure of the Partnership. The Partnership has expanded its consolidation and disclosure controls and procedures to include PMI, and the Partnership continues to assess the current internal control over financial reporting at PMI. Risks related to the increased account balances are partially mitigated by the Partnership’s expanded controls over PMI’s results and the incorporation of PMI’s balances into the Partnership’s consolidated financial statements.

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

Additional information regarding legal proceedings is included in Note 12 of the notes to the financial statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. As a result of the acquisition of PMI, the following risk factors are supplemental to those discussed in our Annual Report on Form 10-K.

The convenience store industry is highly competitive and failure to effectively compete could result in lower sales and lower margins.

As a result of our PMI acquisition, the geographic areas in which we now operate convenient stores under the Stop in Food Stores brand are highly competitive. We compete with other convenience store chains, independently owned convenience stores, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores, mass merchants and local restaurants. In addition, several non-traditional retailers, such as supermarkets, hypermarkets, club stores and mass merchants, have impacted the convenience store industry, particularly in the geographic areas in which we operate, by entering the motor fuel retail business. These non-traditional motor fuel retailers have captured a significant share of the motor fuels market, and it is anticipated that their market share will continue to grow. Many of our competitors have been in existence longer and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry. We may not be able to compete successfully against current and future competitors, and competitive pressures faced by us could have a material adverse effect on our business and results of operations.

The dangers inherent in the storage and transport of motor fuel could cause disruptions and could expose us to potentially significant losses, costs or liabilities.

As a result of our PMI acquisition, we store motor fuel in underground and above ground storage tanks. Additionally, we now transport a portion of our motor fuel in our own trucks, instead of by third-party carriers. Our operations are subject to significant hazards and risks inherent in transporting and storing motor fuel. These hazards and risks include, but are not limited to, fires, explosions, traffic accidents, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others. As a result, any such event not covered by our insurance could have a material adverse effect on our business, financial condition and results of operations.

We may incur costs or liabilities as a result of litigation or adverse publicity resulting from concerns over food quality, product safety, health or other issues that could cause consumers to avoid our restaurants.

As a result of our PMI acquisition, we now operate convenience stores under our Stop in Food Stores brand that sells food products. As a result we may be the subject of complaints or litigation arising from food-related illness or product safety which could have a negative impact on our business. Additionally, negative publicity, regardless of whether the allegations are valid, concerning food quality, food safety or other health concerns, restaurant facilities, employee relations or other matters related to our operations may materially adversely affect demand for our food and other products and could result in a decrease in customer traffic to our retail stores

Pending or future consumer or other litigation could adversely affect our financial condition and results of operations.

As a result of our PMI acquisition, our new retail operations are characterized by a high volume of customer traffic and by transactions involving a wide array of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we may be party to individual personal injury, bad fuel, products liability and other legal actions in the ordinary course of our business. While we believe these actions are generally routine in nature, incidental to the operation of our business and immaterial in scope, if our assessment of any action or actions should prove inaccurate our financial condition and results of operations could be adversely affected.

Additionally, we may be exposed to industry-wide or class-action claims arising from the products we carry, the equipment or processes we use or employ or industry-specific business practices. In recent years several retailers have also experienced data breaches resulting in exposure of sensitive customer data, including payment card information. Any such breach of our systems, or any failure to secure our systems against such a breach, could expose us to customer litigation, as well as sanctions from the payment card industry. Retailers have also increasingly become targets of certain types of patent litigation by “non practicing entities” who acquire intellectual property rights solely for purposes of instituting mass litigation. While industry-specific or class action litigation of this type is less frequent in occurrence than individual consumer claims, the cost of defense and ultimate disposition may be material to our financial condition and results of operation.

Failure to comply with state laws regulating the sale of alcohol and cigarettes may result in the loss of necessary licenses and the imposition of fines and penalties on us, which could have a material adverse effect on our business.

State laws regulate the sale of alcohol and cigarettes. A violation or change of these laws could adversely affect our business, financial condition and results of operations because state and local regulatory agencies have the power to approve, revoke, suspend or deny applications for, and renewals of, permits and licenses relating to the sale of these products or to seek other remedies. Such a loss or imposition could have a material adverse effect on our business and results of operations.

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

LEHIGH GAS PARTNERS LP

	By:	LEHIGH GAS GP LLC, its General Partner

Date: August 11, 2014		By:	/s/ Mark L. Miller
		Name:	Mark L. Miller
		Title:	Chief Financial Officer of Lehigh Gas GP LLC
(On behalf of the registrant, and in the capacity as principal financial officer)

EXHIBIT INDEX

2.1	Asset Purchase Agreement effective as of April 16, 2014, by and between Lehigh Gas Partners LP and certain of its subsidiaries on the one part and B&R Oil Company and certain of its affiliates on the other part (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on April 16, 2014)

2.2	Agreement and Plan of Merger dated as of March 20, 2014, among Pinehurst Petroleum, LLC, PMI Merger Sub, Inc., Petroleum Marketers, Incorporated, Petroleum Marketers, Incorporated Employee Stock Ownership Trust and Ronald R. Hare, in his capacity as Representative (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on April 28, 2014)

2.3	Asset Purchase Agreement dated as of May 1, 2014, by and between Petroleum Marketers, Incorporated and Zimri Holdings, LLC (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on April 28, 2014)

2.4	Fifth Amendment to the Purchase Agreement dated May 19, 2014, by and among Lehigh Gas Partners LP and certain of its subsidiaries and B&R Oil Company and certain of its affiliates (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on May 19, 2014)

10.1	Master Lease Agreement dated May 28, 2014, with Lehigh Gas – Ohio, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on May 28, 2014)

10.2	Lehigh Gas Partners LP Executive Income Continuity Plan (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on May 28, 2014)

31.1 *	Certification of Principal Executive Officer of Lehigh Gas GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 *	Certification of Principal Financial Officer of Lehigh Gas GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 †	Certification of Principal Executive Officer of Lehigh Gas GP LLC pursuant to 18 U.S.C. §1350

32.2 †	Certification of Principal Financial Officer of Lehigh Gas GP LLC pursuant to 18 U.S.C. §1350

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema Document

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB ††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF ††	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
††	Pursuant to Rule 406T of Regulation S-T, the documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.