Form 10-Q
period 2014-09-30
CrossAmerica Partners LP
filed 2014-11-07
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35711

CrossAmerica Partners LP

(formerly Lehigh Gas Partners LP)

(Exact name of registrant as specified in its charter)

Delaware	45-4165414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

645 Hamilton Street, Suite 500 Allentown, PA	18101
(Address of principal executive offices)	(Zip Code)

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

As of November 3, 2014, there were 15,437,704 common units and 7,525,000 subordinated units representing limited partner interests outstanding.

In connection with the acquisition of the general partner of Lehigh Gas Partners LP, Lehigh Gas Partners LP changed its name to CrossAmerica Partners LP effective October 1, 2014 and began trading on the New York Stock Exchange under the ticker symbol CAPL effective October 6, 2014.

CROSSAMERICA PARTNERS LP

FORM 10-Q

PART I — Financial Information

Item 1. Financial Statements

CrossAmerica Partners LP

Condensed Consolidated Balance Sheets

(unaudited)

(Amounts in thousands, except unit data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$3,269	$4,115
Accounts receivable, less allowance for doubtful accounts of $340 and $136 at September 30, 2014 and December 31, 2013, respectively	32,169	7,342
Accounts receivable from affiliates	20,428	16,558
Inventory	14,350	2,141
Environmental indemnification asset - current portion	601	477
Assets held for sale	2,590	1,328
Other current assets	8,772	3,535

Total current assets	82,179	35,496

Property and equipment, net	344,196	288,729
Intangible assets, net	73,655	47,005
Environmental indemnification asset – noncurrent portion	885	761
Deferred financing fees, net	7,922	5,743
Goodwill	29,716	9,324
Other assets	9,848	4,563

Total assets	$548,401	$391,621

Liabilities and equity
Current liabilities:
Long-term debt - current portion	$26,302	$51
Lease financing obligations - current portion	2,782	2,568
Accounts payable	41,759	20,567
Motor fuel taxes payable	9,743	7,186
Environmental liability - current portion	601	477
Accrued expenses and other current liabilities	13,039	8,008

Total current liabilities	94,226	38,857

Long-term debt	146,445	173,509
Lease financing obligations	60,871	64,364
Environmental liabilities	885	761
Deferred tax liabilities	19,356	4,957
Other liabilities	15,919	14,502

Total liabilities	337,702	296,950

Commitments and contingencies
Equity
Limited Partners’ Interest
Common units—public (14,709,203 and 10,472,348 units issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	337,017	211,544
Common units—affiliates (625,000 units issued and outstanding at September 30, 2014 and December 31, 2013)	(43,609)	(42,885)
Subordinated units—affiliates (7,525,000 units issued and outstanding at September 30, 2014 and December 31, 2013)	(82,708)	(73,988)
General Partner’s Interest	—	—

Total partners’ capital	210,700	94,671

Noncontrolling interests	(1)	—

Total equity	210,699	94,671

Total liabilities and equity	$548,401	$391,621

The accompanying unaudited notes are an integral part of these

Unaudited Condensed Consolidated Financial Statements.

CrossAmerica Partners LP

Condensed Consolidated Statements of Operations

for the Three and Nine Months Ended September 30, 2014 and 2013

(unaudited)

(Amounts in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Revenues from fuel sales	$602,553	$251,626	$1,427,701	$698,649
Revenues from fuel sales to affiliates	190,461	228,347	575,358	719,916
Revenues from food and merchandise sales	28,588	—	45,837	—
Rent income	5,797	4,167	16,743	11,352
Rent income from affiliates	5,032	5,938	15,544	19,287
Other revenues	311	496	771	1,427

Total revenues	832,742	490,574	2,081,954	1,450,631
Costs and Expenses:
Cost of revenues from fuel sales	588,674	246,281	1,398,894	684,224
Cost of revenues from fuel sales to affiliates	182,702	222,021	556,213	700,756
Cost of revenues from food and merchandise sales	21,160	34	35,235	34
Rent expense	5,253	3,679	14,001	11,463
Operating expenses	11,151	1,286	19,890	3,219
Depreciation and amortization	8,335	5,212	21,518	14,915
Selling, general and administrative expenses	6,988	4,604	22,197	12,003
Loss (gains) on sales of assets, net	49	—	(1,484)	(47)

Total costs and operating expenses	824,312	483,117	2,066,464	1,426,567

Operating income	8,430	7,457	15,490	24,064
Interest expense	(5,162)	(3,349)	(12,901)	(10,233)
Other income, net	92	93	315	259

Income before income taxes	3,360	4,201	2,904	14,090
Income tax benefit	(803)	(723)	(4,579)	(60)

Net income	4,163	4,924	7,483	14,150
Net income attributable to noncontrolling interests	8	—	8	—

Net income attributable to partners	$4,155	$4,924	$7,475	$14,150

Incentive distribution right holders’ interest in net income	$64	$—	$126	$—
Limited partners’ interest in net income	$4,091	$4,924	$7,349	$14,150
Net income per common and subordinated unit—basic	$0.21	$0.33	$0.39	$0.940
Net income per common and subordinated unit—diluted	$0.21	$0.33	$0.39	$0.940
Weighted average limited partners’ units outstanding
Common units - basic	11,824,203	7,526,044	11,380,612	7,525,983
Common units - diluted	11,834,098	7,526,044	11,445,390	7,525,983
Subordinated units – basic and diluted	7,525,000	7,525,000	7,525,000	7,525,000

The accompanying unaudited notes are an integral part of these

Unaudited Condensed Consolidated Financial Statements.

CrossAmerica Partners LP

Condensed Consolidated Statements of Equity and Comprehensive Income

(unaudited)

(Amounts in thousands, except unit data)

	Limited Partners’ Interest
	Common Unitholders – Public		Common Unitholders – Affiliates		Subordinated Units – Affiliates		General Partner’s Interest	Incentive Distribution Rights	Noncontrolling Interest	Equity
	Units	Dollars	Units	Dollars	Units	Dollars	Dollars	Dollars	Dollars	Dollars
Balance, December 31, 2013	10,472,348	$211,544	625,000	$(42,885)	7,525,000	$(73,988)	—	—	—	$94,671
Equity-based director compensation	4,172	113	—	—	—	—	—	—	—	113
Vesting of incentive awards, net of units withheld for taxes	92,683	2,503	—	—	—	—	—	—	—	2,503
Proceeds of equity offering and overallotment exercise, net of issuance costs	4,140,000	135,032	—	—	—	—	—	—	—	135,032
Net income and comprehensive income	—	4,181	—	243	—	2,925	—	126	8	7,483
Distributions paid	—	(16,356)	—	(967)	—	(11,645)	—	(126)	(9)	(29,103)

Balance, September 30, 2014	14,709,203	$337,017	625,000	$(43,609)	7,525,000	$(82,708)	—	$—	$(1)	$210,699

The accompanying unaudited notes are an integral part of these

Unaudited Condensed Consolidated Financial Statements.

CrossAmerica Partners LP

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net income	$7,483	$14,150
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	21,518	14,915
Accretion of interest on asset retirement obligations	87	39
Amortization of deferred financing fees	2,386	2,013
Amortization of (above) below market leases, net	(81)	105
Provision for losses on doubtful accounts	204	90
Deferred income taxes	(4,668)	(1,096)
Equity-based incentive compensation expense	3,572	2,223
Equity-based director compensation expense	303	21
Gains on sales of assets, net	(1,484)	(47)
Gain on settlement of capital lease obligations	(325)	(272)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,701)	(642)
Accounts receivable from affiliates	(2,358)	(4,651)
Inventory	954	(1,829)
Environmental indemnification asset	(248)	(212)
Other current assets	(1,441)	(140)
Other assets	(1,882)	161
Accounts payable	(12,254)	4,910
Motor fuel taxes payable	2,254	(2,482)
Environmental liability	248	217
Accrued expenses and other current liabilities	(74)	1,217
Other long-term liabilities	(62)	(1,433)

Net cash provided by operating activities	8,431	27,257
Cash Flows From Investing Activities
Proceeds from sale of property and equipment	—	2,210
Proceeds from divestiture of lubricants business	10,001	—
Purchases of property and equipment	(8,797)	(5,249)
Principal payments received on notes receivable	2,141	48
Cash paid in connection with acquisitions, net of cash acquired	(109,741)	(30,424)

Net cash used in investing activities	(106,396)	(33,415)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Financing Activities
(Repayments) proceeds under the revolving credit facility	(775)	32,292
Repayment of long term debt	(38)	—
Repayment of lease financing obligations	(1,920)	(6,649)
Payment of deferred financing fees	(4,565)	(408)
Payment to affiliate for commission sites	—	(3,508)
Advances to Zimri Holdings, LLC	(4,481)	—
Advances repaid by Zimri Holdings, LLC	2,969	—
Advances to from affiliates	—	(1,720)
Proceeds from issuance of common units, net of issuance costs	135,032
Distributions paid to holders of incentive distribution rights	(126)	—
Distributions paid to noncontrolling interests	(9)	—
Distributions paid on common and subordinated units	(28,968)	(18,435)

Net cash provided by financing activities	97,119	1,572

Net decrease in cash and cash equivalents	(846)	(4,586)
Cash and Cash Equivalents
Beginning of period	4,115	4,768

End of period	$3,269	$182

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$10,798	$8,289
Cash paid for income taxes	$556	$663
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:	Increase (Decrease) in Assets and Liabilities
Sales of property and equipment in Section 1031 like-kind exchange transaction	$(4,670)	$—
Removal of property and equipment and capital lease obligation for sites terminated from Getty lease	$(1,359)	$(1,778)
Lessor direct costs incurred and deferred rent income recorded related to lease transaction between affiliate and unrelated third-party	$—	$1,700
Issuance of note payable in connection with purchase of sites	$—	$1,000
Reassessment of asset retirement obligations	$—	$319
Issuance of note payable in connection with Rocky Top acquisition	$—	$26,250

The accompanying unaudited notes are an integral part of these

Unaudited Condensed Consolidated Financial Statements.

CrossAmerica Partners LP

Notes to Condensed Consolidated Financial Statements

As of and for the Nine Months Ended September 30, 2014

(unaudited)

1. Organization and Basis of Presentation

CrossAmerica Partners LP (formerly Lehigh Gas Partners LP) (the “Partnership”) engages in:

•	the wholesale distribution of motor fuels (generally using unrelated third party transportation service providers) to sub-wholesalers, independent dealers, lessee dealers and Lehigh Gas—Ohio, LLC, an affiliate (“LGO”);

•	the retail distribution of motor fuels to end customers at sites operated by commission agents;

•	the owning or leasing of sites used in the retail distribution of motor fuels and, in turn, generating rent income from the lease or sublease of the sites to third parties or LGO; and

•	the operation of convenience stores and branded, quick-service restaurants.

The Partnership’s primary operations are conducted by the following consolidated, wholly-owned subsidiaries:

•	Lehigh Gas Wholesale LLC (“LGW”), which distributes motor fuels on a wholesale basis;

•	LGP Realty Holdings LP (“LGPR”), which functions as the real property holding company of the Partnership; and

•	Lehigh Gas Wholesale Services, Inc. (“LGWS”), which owns and leases (or leases and sub-leases) real estate and personal property used in the retail distribution of motor fuels as well as provides maintenance and other services to lessee dealers and other customers (including LGO). LGWS also distributes motor fuels on a retail basis to end customers at commission sites and, effective April 30, 2014, Petroleum Marketers, Inc. (“PMI”), a subsidiary of LGWS, operates convenience stores and branded quick-service restaurants.

LGO is an operator of retail motor fuel stations that purchases all of its motor fuel requirements from the Partnership on a wholesale basis in accordance with the Petroleum Marketing Practices Act (“PMPA”) Franchise Agreement between LGO and LGW. LGO also leases motor fuel stations from the Partnership in accordance with a master lease agreement between LGO and the Partnership. The financial results of LGO are not consolidated with those of the Partnership. For more information regarding the Partnership’s relationship with LGO, see Note 18.

The Partnership was founded in 2012 and completed its initial public offering (“IPO”) on October 30, 2012. In connection with the IPO, Dunne Manning Inc. and its subsidiaries and affiliates, formerly known as Lehigh Gas Corporation (“DMI”), contributed a part of their business, which we refer to as the “Predecessor Entity,” to the Partnership.

On October 1, 2014, the Partnership and CST Brands, Inc. (together with its affiliates, “CST”) announced the consummation of the previously announced sale to CST of the Partnership’s General Partner, Lehigh Gas GP LLC (the “General Partner”), from DMI, an entity wholly owned by the 2004 Irrevocable Trust of Joseph V. Topper, Sr. (the “Topper Trust”) for which Joseph V. Topper, Jr. is the trustee, and all of the membership interests in limited liability companies formed by trusts for which each of Mr. Topper and John B. Reilly, III serves as trustee, which limited liability companies own all of the incentive distribution rights (“IDRs”) (the “General Partner Acquisition”). CST is one of the largest independent retailers of motor fuels and convenience merchandise in North America.

The General Partner manages the operations and activities of the Partnership. The Partnership is managed and operated by the board of directors and executive officers of the General Partner. As a result of the consummation of the General Partner Acquisition, CST controls the General Partner and has the right to appoint all members of the board of directors of the General Partner.

Immediately following the consummation of the General Partner Acquisition, the Partnership changed its name to “CrossAmerica Partners LP” and began trading on the New York Stock Exchange under the symbol CAPL.

See Note 20 for additional information.

Interim Financial Statements

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) on the same basis as the corresponding audited financial statements for the year ended December 31, 2013, and in the opinion of management, include all adjustments of a normal recurring nature considered necessary to present fairly the Partnership’s financial position as of September 30, 2014, and the results of its operations and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other future periods. The balance sheet as of December 31, 2013, was derived from the consolidated financial statements for the year ended December 31, 2013. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the Securities and Exchange Commission’s (“SEC”) rules and regulations for interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the corresponding audited consolidated financial statements and accompanying notes for the year ended December 31, 2013, included in the Partnership’s Annual Report on Form 10-K, filed with the SEC.

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

Revenues from leasing arrangements in which the Partnership is the lessor are recognized ratably over the term of the underlying lease.

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

Asset Retirement Obligations

The Partnership is obligated by contractual or regulatory requirements or contingently obligated at the discretion of the lessor to remove certain equipment, such as underground gasoline storage tanks, or perform other remediation upon retirement of certain assets at sites at which the Partnership is the lessee. Certain states statutorily require removal of the underground storage tanks at a certain point in time. An asset retirement obligation is recognized in the period incurred, which is generally either at the time of lease inception or at the time a decision is made to close a site. Determination of the amounts recognized is based on numerous estimates and assumptions, including expected settlement dates and probability of occurrence, future retirement costs, future inflation rates and credit-adjusted risk-free rates. The Partnership’s asset retirement obligations, which are primarily included in other long-term liabilities in the balance sheets, totaled $2.0 million and $2.2 million at September 30, 2014 and December 31, 2013, respectively.

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

New Accounting Guidance

Discontinued Operations

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of an Entity, which revises the criteria to qualify as a discontinued operation and requires new disclosures. Under this guidance, a discontinued operation is (1) a component of an entity or group of components that has been disposed of or classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (2) an acquired business that is classified as held for sale on the date of acquisition. This guidance also permits companies to have continuing cash flows and significant continuing involvement with the disposed component.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common revenue standard under U.S. GAAP and International Financial Reporting Standards. Specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.

This guidance is effective January 1, 2017, and provides for modified retrospective transition. Management is currently evaluating the impact of adopting this guidance.

3. Acquisitions

PMI Acquisition

On April 28, 2014, the Partnership exercised an option (“Option”) to purchase 100% of the membership interests of Pinehurst Petroleum, LLC (“Pinehurst”) from Joseph L. Smith III and John A. Kopfer, Jr. (“Smith/Kopfer”) for $4.0 million. Pinehurst’s sole asset was an Agreement and Plan of Merger among Pinehurst, PMI Merger Sub, Inc., a wholly-owned subsidiary of Pinehurst (“Sub”), Petroleum Marketers, Incorporated, (“PMI”), Petroleum Marketers, Incorporated Employee Stock Ownership Trust and Ronald R. Hare, in his capacity as representative (the “Merger Agreement”) pursuant to which Pinehurst agreed to acquire all of the shares of PMI for $73.5 million inclusive of an adjustment for working capital, through the merger (the “Merger”) of Sub and PMI. Under the terms of the Merger Agreement, the stockholders of PMI agreed to escrow $5.0 million for 25 months after the closing date to secure the indemnity provisions contained in the Merger Agreement for the benefit of Pinehurst. The Merger Agreement also contains customary representations, warranties, agreements and obligations of the parties, and termination, closing conditions and indemnity provisions. The transaction was funded with borrowings under the Partnership’s Credit Facility. On April 30, 2014, pursuant to the Option, the Partnership purchased all of the equity interests of Pinehurst ($1.0 million of the consideration has been included in accrued expenses and other current liabilities at September 30, 2014). Subsequent to such purchase, the Merger became effective and, as a result, the Partnership became the owner of PMI. The exercise of the Option and the Merger is referred to as the PMI Transaction.

The acquisition augmented the Partnership’s presence in Virginia and complements the existing Tennessee operations. PMI operates two primary lines of business: convenience stores and petroleum products distribution. In its convenience store business, PMI operates 87 convenience stores and nine co-located branded quick service restaurants located in Virginia and West Virginia. The convenience stores distribute primarily branded fuel and operate under PMI’s own proprietary convenience store brand, “Stop in Food Stores.” The petroleum products business distributes motor fuels and other petroleum products to customers throughout Virginia, West Virginia, Tennessee and North Carolina.

On May, 1, 2014, immediately subsequent to the effectiveness of the Merger, the Partnership caused PMI to divest its lubricants business (the “Lubricants Business”) to Zimri Holdings, LLC (“Zimri”), an entity owned by Smith/Kopfer for the sum of $14.0 million pursuant to an Asset Purchase Agreement (“APA”) between PMI and Zimri. The APA contains customary representations, warranties, agreements and obligations of the parties, as well as indemnity provisions. A trust controlled by Joseph V. Topper, Jr, Chairman and CEO of the general partner of the Partnership at the time, financed the purchase of the Lubricants Business by Zimri pursuant to a loan to Zimri. The financing by Mr. Topper’s trust was approved by the former Conflicts Committee of the board of directors of the general partner of the Partnership.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date, the fair value of the net assets divested as part of the Lubricants Business and the preliminary fair values of the assets acquired and liabilities assumed net of the divestiture (in thousands):

	Preliminary Purchase Price Allocation	Divestiture of Lubricants Business	Preliminary Purchase Price Allocation net of Divestiture
Accounts receivable	$21,368	$2,038	$19,330
Inventory	19,040	6,157	12,883
Other current assets	2,903	5	2,898
Property and equipment	48,770	4,437	44,333
Intangible assets	15,000	—	15,000
Other noncurrent assets	210	—	210

Total identifiable assets	107,291	12,637	94,654
Accounts payable	36,310	2,864	35,446
Motor fuel taxes payable	303	—	303
Accrued expenses and other current liabilities	2,371	—	2,371
Deferred tax liabilities	18,787	—	18,787

Net identifiable assets	49,520	9,773	39,747
Goodwill	23,996	4,227	19,769

Net assets	$73,516	$14,000	$59,516

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

Aggregate incremental revenues since the closing of the PMI Transaction included in the Partnership’s statement of operations were $246.9 million and $420.7 million for the three and nine months ended September 30, 2014, respectively.

The following is unaudited pro forma information related to the PMI acquisition as if the transaction had occurred on January 1, 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenues	$832,742	$761,603	$2,348,746	$2,229,580
Net income	4,163	4,142	5,740	11,247

Atlas Acquisition

On May 19, 2014, the Partnership completed its acquisition of 52 wholesale supply contracts, one sub-wholesaler contract, nine fee sites, six leasehold sites and certain other assets from affiliates of Atlas Oil Company (“Atlas”) for $34.0 million. In addition, the Partnership acquired certain short-term notes receivable associated with the wholesale supply and commission marketing contracts for $5.2 million, bringing total consideration to $39.2 million, subject to closing adjustments. The transaction was funded by borrowings under the Partnership’s Credit Facility and $4.0 million of proceeds from the sale of the Lubricants Business that were directed to an escrow agent as part of a Section 1031 like-kind exchange.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	Preliminary Purchase Price Allocation	Cumulative Adjustments	Adjusted Preliminary Purchase Price Allocation
Inventory	$280	$—	$280
Property and equipment	21,735	(2,775)	18,960
Intangible assets	15,043	3,508	18,551
Other noncurrent assets	5,170	17	5,187

Total identifiable assets	42,228	750	42,978
Accrued expenses and other current liabilities	1,111	77	1,188
Deferred tax liabilities	—	975	975
Other noncurrent liabilities	932	1,260	2,192

Net identifiable assets	40,185	(1,562)	38,623
Goodwill	–	600	600

Net assets	$40,185	$(962)	$39,223

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

The approximate $15.4 million fair value of the wholesale fuel supply agreements was based on an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the wholesale fuel supply agreements over their estimated remaining useful life, using probability-weighted cash flows, generally assumed to extend through the term of the wholesale fuel supply contracts, and using discount rates considered appropriate given the inherent risks associated with this type of agreement. Management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel supply agreements are being amortized on an accelerated basis over an estimated useful life of approximately 10 years.

The approximate $2.2 million fair value of the wholesale fuel distribution rights was based on an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the wholesale fuel distribution rights over their estimated remaining useful life, using probability-weighted cash flows, using discount rates considered appropriate given the inherent risks associated with this type of transaction. Management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel distribution rights are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.

The approximate $0.6 million fair value of the covenant not to compete was based on an income approach, with the fair value estimated to be the difference between the present value of after-tax cash flows with and without the covenant not to compete in place, using probability-weighted cash flows, using discount rates considered appropriate given the inherent risks associated with this type of transaction. Management believes the level and timing of cash flows represent relevant market participant assumptions. The covenant not to compete intangible asset is being amortized on a straight-line basis over a 5-year period.

The approximate $0.4 million fair value of the discount related to lease agreements with below average market value and the $1.3 million fair value of the discount related to lease agreements with above average market value were based on an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the lease agreements over their estimated remaining useful life, generally assumed to extend through the term of the lease agreements, and using discount rates considered appropriate given the inherent risks associated with this type of agreement. The Partnership believes the level and timing of cash flows represent relevant market participant assumptions. The discount related to lease agreements with above/below average market value is being amortized on a straight-line basis over the term of the respective lease agreements, with an estimated weighted average useful life of 5 years.

Aggregate incremental revenues for the acquisition since the acquisition date included in the Partnership’s statements of operations were $60.7 million and $89.1 million for the three and nine months ended September 30, 2014, respectively.

Acquisition Costs

Acquisition costs totaled $0.1 million and $0.4 million for the three months ended September 30, 2014 and 2013 and $6.1 million and $1.0 million for the nine months ended September 30, 2014 and 2013, respectively. Such costs are included in selling, general and administrative expenses.

4. Assets Held for Sale

The Partnership classified five and two sites as held for sale at September 30, 2014, and December 31, 2013, respectively. These assets were classified as held for sale at September 30, 2014, as they did not fit the Partnership’s strategy and are expected to be sold in 2014. Assets held for sale were as follows (in thousands):

	September 30, 2014	December 31, 2013
Land	$1,844	$932
Buildings and improvements	853	543
Equipment and other	875	299

Property and equipment, at cost	3,572	1,774

Accumulated depreciation and amortization	(982)	(446)

Assets held for sale	$2,590	$1,328

5. Inventory

As noted previously, as a result of the PMI Transaction, the Partnership began recording food and merchandise inventory as well as motor fuel inventory at the sites it operates. Inventory consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Motor fuel inventory
Gasoline	$5,044	$1,901
Diesel	2,087	240
Other	522	—

Total motor fuel inventory	7,653	2,141
Food and merchandise inventory	6,697	—

Inventory	$14,350	$2,141

6. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Land	$147,120	$122,126
Buildings and improvements	154,398	124,479
Leasehold improvements	9,811	7,437
Equipment and other	87,104	76,236

Property and equipment in service, at cost	398,433	330,278
Accumulated depreciation and amortization	(57,589)	(43,808)

Property and equipment in service, net	340,844	286,470
Construction in progress	3,352	2,259

Property and equipment, net	$344,196	$288,729

Depreciation expense, including amortization of assets recorded under sale-leasebacks and capital lease obligations, was $6.0 million and $4.1 million for the three months ended September 30, 2014 and 2013, and $15.4 million and $11.7 million for the nine months ended September 30, 2014 and 2013, respectively.

In addition to the business combinations discussed in Note 3, the following asset purchases and divestitures occurred in the nine months ended September 30, 2014 and 2013:

•	The Partnership sold two sites during the nine months ended September 30, 2014, resulting in a gain of $1.5 million.

•	In May 2013, the Partnership repurchased four sites in Ohio for $7.1 million. These sites were previously leased through sale-leaseback transactions that were accounted for as lease financing obligations with a remaining balance of $5.1 million. The $2.0 million difference between the purchase price and the remaining balance of the lease financing obligation was recorded as an increase to property and equipment.

•	In June 2013, the Partnership purchased two sites in Florida for $1.6 million, of which $0.6 million was paid in cash and the remaining balance was financed as a note payable.

7. Goodwill and Intangible Assets

Changes in goodwill consisted of the following (in thousands):

Balance at December 31, 2013	$9,324
Goodwill from acquisitions	24,619
Goodwill associated with divestiture of Lubricants Business	(4,227)

Balance at September 30, 2014	$29,716

No impairment losses have been recorded to goodwill. See Note 3 for additional information on the acquisitions.

Intangible assets other than goodwill consisted of the following (in thousands):

	September 30, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply agreements	$56,145	$12,477	$43,668	$25,736	$9,059	$16,677
Wholesale fuel distribution rights	28,360	4,336	24,024	26,180	2,282	23,898
Trademarks	634	300	334	634	78	556
Covenant not to compete	3,228	719	2,509	2,676	253	2,423
Below market leases	5,171	2,051	3,120	4,761	1,310	3,451

Total	$93,538	$19,883	$73,655	$59,987	$12,982	$47,005

The aggregate amortization expense, including amortization of above and below market lease intangible assets which is classified as rent expense, was $2.4 million and $1.1 million for the three months ended September 30, 2014 and 2013 and $6.1 million and $3.2 million for the nine months ended September 30, 2014 and 2013, respectively.

See Note 3 for additional information on the acquisitions.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Interest expense	$161	$444
Professional fees	1,094	1,365
Equity-based incentive compensation (Note 15)	2,825	3,141
Taxes other than income	2,066	1,169
Management fees payable to affiliates	1,872	139
Acquisition costs	1,000	—
Other	4,021	1,750

Total accrued expenses and other current liabilities	$13,039	$8,008

9. Debt

Debt outstanding was as follows (in thousands):

	September 30, 2014	December 31, 2013
Revolving credit facility	$145,555	$146,330
Financing associated with Rocky Top acquisition	26,250	26,250
Note payable	942	980

Total	172,747	173,560
Current portion	26,302	51

Long-term debt	$146,445	$173,509

Credit Facility

In March 2014, the Partnership entered into an amended and restated credit agreement, which was amended and restated on September 30, 2014 (the “Credit Facility”). The Credit Facility is a senior secured revolving credit facility maturing on March 4, 2019, with a total borrowing capacity of $550.0 million, under which swing-line loans may be drawn up to $10.0 million and standby letters of credit may be issued up to an aggregate of $45.0 million. The Credit Facility may be increased, from time to time, upon the Partnership’s written request, subject to certain conditions, up to an additional $100.0 million. All obligations under the Credit Facility are secured by substantially all of the assets of the Partnership and its subsidiaries. The notional amount of availability at September 30, 2014, was $388.1 million. As a result of the composition of lenders changing with this amendment, deferred financing costs of $0.3 million were written off during the three months ended September 30, 2014.

Borrowings under the Credit Facility bear interest, at the Partnership’s option, at (1) a rate equal to the London Interbank Offering Rate (“LIBOR”), for interest periods of one week or one, two, three or six months, plus a margin of 2.00% to 3.25% per annum, depending on the Partnership’s total leverage ratio (as defined) or (2) (a) a base rate equal to the greatest of: (i) the federal funds rate, plus 0.5%, (ii) LIBOR for one month interest periods, plus 1.00% per annum or (iii) the rate of interest established by the agent, from time to time, as its prime rate, plus (b) a margin of 1.00% to 2.25% per annum depending on the Partnership’s total leverage ratio. In addition, the Partnership incurs a commitment fee based on the unused portion of the revolving credit facility at a rate of 0.35% to 0.50% per annum depending on the Partnership’s total leverage ratio. The weighted-average interest rate on outstanding borrowings at September 30, 2014, was 3.5%. Letters of credit outstanding at September 30, 2014, and December 31, 2013, totaled $16.4 million and $12.3 million, respectively.

The Partnership is required to comply with certain financial covenants under the Credit Facility. Effective July 2, 2014, the Partnership is required to maintain a total leverage ratio (as defined) for the most recently completed four fiscal quarters of less than or equal to 5.50:1.00 for the period of April 1, 2014, through September 30, 2014; and 5.00:1.00 for the period of October 1, 2014, through December 31, 2014, and 4.50:1.00 for periods thereafter, except for periods following a material acquisition. However, if an offering of Equity Interests (as defined) in the Partnership occurs after July 2, 2014, but prior to December 31, 2014, the total leverage ratio shall not exceed 4.50:1.00 for the fiscal quarter ending December 31, 2014; and the total leverage ratio shall not exceed 5.00:1.00 for the first two full fiscal quarters following the closing of a material acquisition or 5.50 : 1:00 upon the issuance of Qualified Senior Notes (as defined) in the aggregate principal amount of $175.0 million or greater. The Partnership is also required to maintain a senior leverage ratio (as defined) after the issuance of Qualified Senior Notes of $175.0 million or greater of less than or equal to 3.00:1.00 and a consolidated interest coverage ratio (as defined) of at least 2.75 to 1.00.

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

10. Operating Leases

Operating Leases of Sites as Lessee

The Partnership leases sites from third parties under certain non-cancelable operating leases that expire from time to time through 2028.

The future minimum lease payments under operating leases as of September 30, 2014, were as follows (in thousands):

Remaining in 2014	$5,880
2015	17,814
2016	15,577
2017	14,037
2018	12,188
Thereafter	69,938

Total future minimum lease payments	$135,434

The future minimum lease payments presented above do not include contingent rent based on future inflation, future revenues or volumes, or amounts that may be paid as reimbursements for certain operating costs incurred by the lessor. Most lease agreements include provisions for renewals.

Getty Lease

In May 2012, the Predecessor Entity entered into a 15-year master lease agreement with renewal options of up to an additional 20 years with Getty. Pursuant to the lease, the Predecessor Entity leased 105 gas station sites in Massachusetts, New Hampshire and Maine (the “New England Sites”). The lease was assigned to the Partnership in November 2012 and has been amended to add an additional 25 sites in New Jersey and one site in Delaware and one site in Maryland. The Partnership pays fixed rent, which increases 1.5% per year. In addition, the lease requires contingent rent payments based on gallons of fuel sold. During the initial three years of the lease, the Partnership is required to make capital expenditures of at least $4.3 million plus $0.01 per gallon of fuel sold at the New England Sites. However, the Partnership is entitled to a rent credit equal to 50% of the capital expenditures up to a maximum of $2.1 million. During the initial 3.5 years of the lease, the Partnership is required to make capital expenditures of at least $1.0 million at the New Jersey sites.

Because the fair value of the land at lease inception was estimated to represent more than 25.0% of the total fair value of the real property subject to the lease, the land element of the lease was analyzed for operating or capital treatment separately from the rest of the property subject to the lease. The land element of the lease was classified as an operating lease and all of the other property was classified as a capital lease. As such, future minimum lease payments are included in both the lease financing obligations and operating lease tables above.

Through September 30, 2014, eight sites have been terminated from the lease and the Partnership notified Getty of its intent to terminate six additional sites from the lease. Any property and equipment or lease financing obligations associated with these sites were removed from the balance sheet, which resulted in a gain of $0.2 million and $0.3 million for the three months ended September 30, 2014 and 2013 and $0.3 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively, which is classified as a reduction of rent expense.

Operating Leases of Sites as Lessor

Motor fuel stations are leased to tenants under operating leases with various expiration dates ranging through 2028.

The future minimum lease payments under non-cancelable operating leases with third parties and operating leases with LGO as of September 30, 2014, were as follows (in thousands):

	Third Parties	LGO	Total
Remaining in 2014	$5,053	$3,194	$8,247
2015	16,338	12,881	29,219
2016	13,110	13,074	26,184
2017	8,533	13,271	21,804
2018	6,049	13,470	19,519
Thereafter	22,459	132,671	155,130

Total future minimum lease payments	$71,542	$188,561	$260,103

The future minimum lease payments presented above do not include contingent rent based on future inflation, future revenues or volumes of the lessee, or amounts that may be received as tenant reimbursements for certain operating costs. Most lease agreements include provisions for renewals.

On May 28, 2014, the Partnership entered into a Master Lease Agreement (the “Lease”) with LGO, with an effective date of June 1, 2014 which consolidated all of the individual leases then in effect into a single master lease. The terms and conditions of the Lease are substantially identical to the existing individual leases except as follows: the Partnership’s right to terminate each lease was deleted, and in its place, each party has the right to either sever, in the case of LGO, up to 7.0% of the leased premises each year, or recapture, in the case of the Partnership, up to 5.0% of the leased premises each year from the Lease at any time prior to the fifth anniversary of the commencement date (as defined) for such leased premises. Each party’s right is cumulative in that if a party does not sever or recapture, as applicable, the full amount of leased premises for which it has rights, then the non-utilized amount may be carried forward into subsequent years. The Lease was approved by the former Conflicts Committee of the general partner of the Partnership.

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

The table below presents a rollforward of the Partnership’s environmental liability for the nine months ended September 30, 2014 and 2013, (in thousands):

	2014	2013
Beginning balance	$1,238	$1,177
Liabilities assumed in acquisitions	150	—
Changes in estimates for previously incurred losses	330	506
Payments	(232)	(289)

Ending balance	1,486	1,394
Current portion	601	424

Long-term portion	$885	$970

At September 30, 2014, the Partnership was indemnified by third-party escrow funds, state funds or insurance totaling $1.5 million, which were recorded as indemnification assets. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

Environmental liabilities related to the contributed sites have not been assigned to the Partnership, and are still the responsibility of the Predecessor Entities (see the Annual Report on Form 10-K for the year ended December 31, 2013, for additional discussion of the Predecessor Entities). Under the Amended and Restated Omnibus Agreement among the Partnership, DMI, LGO, Mr. Topper, and CST (the “Omnibus Agreement”), certain of the Predecessor Entities must indemnify the Partnership for any costs or expenses that the Partnership incurs for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO for contributed sites. Certain of the Predecessor Entities are beneficiaries of escrow accounts created to cover the cost to remediate certain environmental liabilities. In addition, certain of the Predecessor Entities maintain insurance policies to cover environmental liabilities and/or, where available, participate in state programs that may also assist in funding the costs of environmental liabilities. Certain sites that were contributed to the Partnership were identified as having existing environmental liabilities that are not covered by escrow accounts, state funds or insurance policies. For more information on the Omnibus Agreement, see Note 20.

The table below presents a rollforward of the Predecessor Entities’ environmental liability for the nine months ended September 30, 2014, (in thousands):

2014
Beginning balance	$18,259
Changes in estimates for previously incurred losses	(627)
Payments	(2,305)

Ending balance	$15,327

A significant portion of the Predecessor Entities’ environmental liabilities have corresponding indemnification assets. The composition of the indemnification assets is as follows (in thousands):

	September 30, 2014	December 31, 2013
Third-party escrows	$5,354	$6,707
State funds	2,569	3,210
Insurance coverage	5,178	5,460

Total indemnification assets	$13,101	$15,377

12. Commitments and Contingencies

Purchase Commitments

The future minimum volume purchase requirements under the existing supply agreements are approximate gallons, with a purchase price at prevailing market rates for wholesale distribution. The following provides total future minimum volume purchase requirements (in thousands of gallons) for the following years:

Remaining in 2014	103,357
2015	377,130
2016	316,979
2017	256,755
2018	242,089
Thereafter	2,540,753

Total	3,837,063

In the event the Partnership fails to purchase the required minimum volume during any given contract year, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are generally termination of the supply agreement and, in some instances to a lesser extent, a financial penalty per gallon based on the volume shortfall for the given year.

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

Financial Instruments

The fair value of the Partnership’s accounts receivable and accounts payable approximated their carrying values as of September 30, 2014, and December 31, 2013, due to the short-term maturity of these instruments. The fair value of the Partnership’s long-term debt approximated its carrying value as of September 30, 2014, and December 31, 2013, due to the frequency with which interest rates are reset based on changes in prevailing interest rates. The fair value of debt, classified as a Level 2 measurement, was estimated using an income approach by discounting future cash flows at estimated current cost of funding rates, which incorporate the credit risk of the Partnership.

14. Partners’ Capital

In March 2014, the Partnership issued 4,172 common units to certain members of the board of directors of the Partnership’s General Partner as part of their 2013 compensation.

In March 2014, 92,683 common units were issued (net of units withheld for income taxes) to employees of DMI as a result of the vesting of phantom units (see Note 15 for additional information).

In September 2014, the Partnership issued 4,140,000 common units, inclusive of the underwriter’s over-allotment option, for $33.99 per unit, resulting in proceeds of $135.0 million, net of underwriting discounts and commissions and offering expenses. The Partnership used the proceeds to reduce indebtedness outstanding under its Credit Facility.

See Note 20 for a discussion of the issuance of units as a result of accelerated vesting of equity-based incentive compensation awards upon the change in control in October 2014.

15. Equity-Based Incentive Compensation

In connection with the IPO, the General Partner adopted the Lehigh Gas Partners LP 2012 Incentive Award Plan (the “Plan”), a long-term incentive plan for employees, officers, consultants and directors of the General Partner and any of its affiliates, including DMI, who perform services for the Partnership. The maximum number of common units that may be delivered with respect to awards under the Plan is 1,505,000. Generally, the Plan provides for grants of restricted units, unit options, performance awards, phantom units, profits interests, unit awards, unit appreciation rights, distribution equivalent rights, and other unit-based awards, with various limits and restrictions attached to these awards on a grant-by-grant basis. The Plan is administered by the board of directors of the Partnership’s General Partner or a committee thereof, which is referred to as the Plan Administrator.

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

In March 2014, the Partnership contributed its investments in its operating subsidiaries and certain other assets and liabilities to LGP Operations LLC (“LGP Operations”), a wholly-owned subsidiary of the Partnership. Also in March 2014, LGP Operations granted profits interests to certain employees of DMI, which are represented by Class B Units in LGP Operations. Upon vesting, Class B Unitholders will be entitled to receive cash distributions proportionate to those received by common unitholders. Class B Units are redeemable two years after they were granted, subject to certain limitations, for cash or common units at the discretion of the board of directors of the General Partner.

Because the Class B Units are an interest in the equity of LGP Operations, they represent a noncontrolling interest from the perspective of the Partnership. As such, the Class B Units are presented as a noncontrolling interest on the balance sheet and the Class B Unitholders’ interest in the net income of LGP Operations is presented as net income attributable to noncontrolling interests on the statement of operations.

Awards to Employees of Affiliates

The following is a summary of the award activity for the nine months ended September 30, 2014.

	Phantom Units	Profits Interests
Non-vested at beginning of period	433,373	—
Granted	35,137	18,689
Forfeited	(4,829)	—
Vested (a)	(143,954)	—

Non-vested at end of period	319,727	18,689

(a)	Of the phantom units that vested during the nine months ended September 30, 2014, 51,271 common units were withheld for taxes.

Awards vest 33.0% on March 15 of the year following the year of grant, 33.0% on March 15 of the second year following the year of grant, and 34.0% on March 15 of the third year following the year of grant.

The fair value of the non-vested awards outstanding at September 30, 2014, was $11.5 million. Compensation expense for the three months ended September 30, 2014 and 2013 was $1.6 million and $1.2 million, and for the nine months ended September 30, 2014 and 2013 was $3.6 million and $2.2 million, respectively. Unrecognized compensation expense related to the non-vested awards is expected to be recognized over a weighted average period of 1.6 years.

It is the intent of the Partnership to settle the phantom units upon vesting by issuing common units and to settle the profits interests upon conversion by the grantee by issuing common units, as permitted under the Plan. However, the awards may be settled in cash at the discretion of the board of directors of the General Partner.

Because the Partnership grants awards to employees of DMI, and because the grants may be settled in cash, the grants are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the balance sheet.

See Note 20 for a discussion of the accelerated vesting of equity-based incentive compensation awards upon the change in control of the General Partner in October 2014 and the October 2014 grant of phantom units.

Awards to Members of the Board of Directors

During the nine months ended September 30, 2014, the Partnership also granted the following awards to members of the board of directors of the General Partner as a portion of director compensation:

Year of service	2013	2014	2014
Type of Award	Profits Interests	Phantom Units	Profits Interests
Vesting	100% upon grant	100% on March 15, 2015	100% on March 15, 2015
Number of Awards	5,948	2,045	9,481

The fair value of the non-vested awards outstanding at September 30, 2014, was $0.4 million. Unrecognized compensation expense related to the non-vested awards is expected to be recognized through December 31, 2014.

See Note 20 for a discussion of the accelerated vesting of equity-based incentive compensation awards upon the change in control in October 2014 and the approval of a grant of phantom units that will occur in November 2014.

16. Income Taxes

As a limited partnership, the Partnership is not subject to federal and state income taxes. Income tax attributable to the Partnership’s taxable income, which may differ significantly from income for financial statement purposes, is assessed at the individual level of the unitholder. The Partnership is subject to a statutory requirement that non-qualifying income, as defined by the Internal Revenue Code, cannot exceed 10.0% of total gross income for the calendar year. If non-qualifying income exceeds this statutory limit, the Partnership would be taxed as a corporation. The non-qualifying income did not exceed the statutory limit in any period.

Certain activities that generate non-qualifying income are conducted through the Partnership’s wholly owned taxable corporate subsidiary, LGWS. Current and deferred income taxes are recognized on the earnings of LGWS. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates.

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

At June 30, 2013, net deferred tax assets totaling $10.4 million were fully reserved against with a valuation allowance. During the third quarter of 2013, based on the updates to the purchase price allocation for the Express Lane acquisition and the assignment of property and equipment by the Partnership to LGWS, the Partnership recorded a net deferred tax liability of $5.9 million. Concurrent with the recognition of this deferred tax liability, and based on the expected reversal of the cumulative temporary differences and anticipated future earnings as of September 30, 2013, the Partnership released $0.9 million and $0.3 million of the valuation allowance during the three and nine months ended September 30, 2013. This release was recorded as a deferred tax benefit, effectively reversing all of the valuation allowance that was recorded to deferred tax expense in 2012 and through June 30, 2013.

17. Net Income per Limited Partnership Unit

Under the Partnership Agreement, the holder of the Partnership’s IDRs have an interest in distributions from the Partnership that are increasing percentages starting at 15% of quarterly distributions out of the operating surplus (as defined) in excess of $0.5031 per limited partner unit. The Partnership’s undistributed net income is generally allocable pro rata to the common and subordinated unitholders, except where common unitholders have received cash distributions in excess of the subordinated unitholders. In that circumstance, net income is allocated to the common unitholders first in support of such excess cash distribution paid to them and the remainder of the net income is allocable pro rata to the common and subordinated unitholders. Losses are generally allocable pro rata to the common and subordinated unitholders in accordance with the Partnership Agreement unless a loss would create, or increase a Partnership deficit balance, then the loss would be allocated to the General Partner.

In addition to the common and subordinated units, the Partnership has identified the IDRs as participating securities and computes income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the Partnership Agreement. Net income per unit applicable to limited partners (including common and subordinated unitholders) is computed by dividing the limited partners’ interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units. There were no participating IDRs for 2013. However, the distributions declared since March 2014 exceeded the threshold and so IDRs participated in these distributions as summarized on the statements of operations.

The following provides a reconciliation of net income and the allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the following periods (in thousands, except unit, and per unit amounts):

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Common Units	Subordinated Units	Common Units	Subordinated Units
Numerator:
Distributions paid (a)	$5,849	$3,931	$3,782	$3,781
Allocation of distributions in excess of net income (b)	(3,370)	(2,319)	(1,320)	(1,319)

Limited partners’ interest in net income-basic	$2,479	$1,612	$2,462	$2,462
Adjustment for phantom units	1	—	—	—

Limited partners’ interest in net income-diluted	$2,480	$1,612	$2,462	$2,462

Denominator:
Weighted average limited partnership units outstanding-basic	11,824,203	7,525,000	7,526,044	7,525,000
Adjustment for phantom units	9,895	—	—	—

Weighted average limited partnership units outstanding-diluted	11,834,098	7,525,000	7,526,044	7,525,000

Net income per limited partnership unit-basic	$0.21	$0.21	$0.33	$0.33

Net income per limited partnership unit-diluted	$0.21	$0.21	$0.33	$0.33

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Common Units	Subordinated Units	Common Units	Subordinated Units
Numerator:
Distributions paid (a)	$17,323	$11,645	$10,781	$10,780
Allocation of distributions in excess of net income (b)	(12,899)	(8,720)	(3,706)	(3,705)

Limited partners’ interest in net income-basic	4,424	2,925	7,075	7,075
Adjustment for phantom units	11	—	—	—

Limited partners’ interest in net income-diluted	$4,435	$2,925	$7,075	$7,075

Denominator:
Weighted average limited partnership units outstanding-basic	11,380,612	7,525,000	7,525,983	7,525,000
Adjustment for phantom units	64,778	—	—	—

Weighted average limited partnership units outstanding-diluted	11,445,390	7,525,000	7,525,983	7,525,000

Net income per limited partnership unit-basic	$0.39	$0.39	$0.94	$0.94

Net income per limited partnership unit-diluted	$0.39	$0.39	$0.94	$0.94

(a)	Distributions paid per unit were $0.5225 and $0.4775 per unit for the three months ended September 30, 2014 and 2013, and $1.5475 and $1.2248 for the nine months ended September 30, 2014 and 2013, respectively.
(b)	Allocation of distributions in excess of net income is based on a pro rata proportion to the common and subordinated units as outlined in the Partnership Agreement.

In November 2014, the Partnership declared a quarterly distribution, to be paid from the operating surplus, totaling $12.2 million or $0.5325 per unit.

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

See Note 20 for information regarding the October 2014 amendment of the PMPA Franchise Agreement.

Revenues from Fuel Sales to Related Parties

In addition, the Partnership distributes motor fuel and leases property to a related party of the Chief Executive Officer of the General Partner. Total revenues amounted to $24.7 million and $27.1 million for the three months ended September 30, 2014 and 2013 and $75.6 million and $78.4 million for the nine months ended September 30, 2014 and 2013, respectively. Accounts receivable amounted to $1.6 million and $1.1 million as of September 30, 2014 and December 31, 2013, respectively.

Operating Leases of Gasoline Stations as Lessor

The Partnership leases certain motor fuel stations to LGO under operating leases. See Note 10 for additional details. Rent income under these agreements is separately classified in the statements of operations.

Operating Leases of Gasoline Stations as Lessee

The Partnership leases certain motor fuel stations from related parties under operating leases cancelable by the Partnership. Rent expense under these agreements was $0.3 million for the three months ended September 30, 2014 and 2013 and $0.9 million for the nine months ended September 30, 2014 and 2013.

Management Fees

In connection with the acquisitions of PMI and Atlas discussed previously, the Partnership amended its Omnibus Agreement with regards to the management fee payable by the Partnership to DMI effective July 1, 2014. The revised management fee consists of a base monthly fee of $670,000 per month and a variable fee of between zero and $0.003 per gallon for wholesale fuel distribution and $0.015 per gallon for retail fuel distribution at sites operated by the Partnership. DMI may waive all or any portion of the management fee to the extent that all or a portion of the management services are either purchased from another party or not required.

The Partnership incurred $2.7 million and $1.7 million for the three months ended September 30, 2014 and 2013 and $6.1 million and $5.0 million for the nine months ended September 30, 2014 and 2013, respectively, in management fees under the Omnibus Agreement which was classified as selling, general and administrative expenses in the statements of operations.

Effective July 1, 2014, the Partnership entered into a sublease with DMI whereby the Partnership is responsible for paying 54.0% of the required rent payments under the DMI lease as rent for its corporate offices. The term of the sublease is 15 years. Annual rent payments under this lease are $0.3 million. Since the management fee paid by the Partnership to DMI pursuant to the Omnibus Agreement incorporates rent for office space, no incremental expense will be incurred by the Partnership.

See Note 20 for information regarding the October 2014 amendment and restatement of the Omnibus Agreement.

Commencing with the PMI acquisition, the Partnership incurred management fees with an affiliate for payroll and related benefits of $5.8 million and $8.7 million for the three and nine months ended September 30, 2014, respectively, which was classified as operating expenses and selling, general and administrative expenses in the statement of operations.

As discussed in Note 3, the Partnership caused PMI to divest the Lubricants Business to Zimri. There is a transition services agreement under which PMI provides services to Zimri. PMI charged Zimri $0.2 million and $0.5 million for such services for the three and nine months ended September 30, 2014, respectively, classified as a reduction of selling, general and administrative expenses in the statement of operations. As part of the transition services agreement, the Partnership advanced $4.5 million to Zimri for working capital purposes, of which $3.0 million was repaid in the third quarter of 2014.

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are undertaken by a related party of the Partnership as approved by the former conflicts committee of the board of directors of the General Partner. The Partnership incurred $0.4 million and $0.9 million with this related party for the three and nine months ended September 30, 2014, respectively.

Aircraft Usage

The Partnership uses aircraft owned by a group of individuals that includes the CEO and certain other members of the board of directors of the General Partner as approved by the disinterested members of the former conflicts committee of the board of directors of the General Partner. The Partnership incurred $0.1 million and $0.2 million for the use of these aircraft for the three and nine months ended September 30, 2014, respectively.

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

	Three Months Ended September, 30, 2014
	Wholesale	Retail	Unallocated	Consolidated
Revenues from fuel sales to external customers	$634,400	$158,614	$—	$793,014
Intersegment revenues from fuel sales	59,029	—	(59,029)	—
Revenues from food and merchandise sales	—	28,588	—	28,588
Rent income	9,529	1,300	—	10,829
Other revenue	(61)	372	—	311

Total revenues	702,897	188,874	(59,029)	832,742

Net income (loss)	13,544	551	(9,932)	4,163

	Nine Months Ended September, 30, 2014
	Wholesale	Retail	Unallocated	Consolidated
Revenues from fuel sales to external customers	$1,673,914	$329,145	$—	$2,003,059
Intersegment revenues from fuel sales	159,077	—	(159,077)	—
Revenues from food and merchandise sales	—	45,837	—	45,837
Rent income	28,856	3,431	—	32,287
Other revenue	380	391	—	771

Total revenues	1,862,227	378,804	(159,077)	2,081,954

Net income (loss)	32,408	1,358	(26,283)	7,483

	Three Months Ended September, 30, 2013
	Wholesale	Retail	Unallocated	Consolidated
Revenues from fuel sales to external customers	$462,741	$17,232	$—	$479,973
Intersegment revenues from fuel sales	15,813	—	(15,813)	—
Revenues from food and merchandise sales	—	—	—	—
Rent income	9,773	332	—	10,105
Other revenue	462	34	—	496

Total revenues	488,789	17,598	(15,813)	490,574

Net income (loss)	10,884	301	(6,261)	4,924

	Nine Months Ended September, 30, 2013
	Wholesale	Retail	Unallocated	Consolidated
Revenues from fuel sales to external customers	$1,401,333	$17,232	$—	$1,418,565
Intersegment revenues from fuel sales	15,813	—	(15,813)	—
Revenues from food and merchandise sales	—	—	—	—
Rent income	30,307	332	—	30,639
Other revenue	1,393	34	—	1,427

Total revenues	1,448,846	17,598	(15,813)	1,450,631

Net income (loss)	32,811	301	(18,962)	14,150

20. Subsequent Events

On October 1, 2014, the Partnership and CST announced the consummation of the previously announced sale to CST of the Partnership’s General Partner from DMI, an entity wholly owned by the Topper Trust for which Joseph V. Topper, Jr. is the trustee, and all of the membership interests in limited liability companies formed by trusts for which each of Mr. Topper and John B. Reilly, III serves as trustee, which limited liability companies own all of the IDRs. CST is one of the largest independent retailers of motor fuels and convenience merchandise in North America.

The General Partner manages the operations and activities of the Partnership. The Partnership is managed and operated by the board of directors and executive officers of the General Partner. As a result of the consummation of the General Partner Acquisition, CST controls the General Partner and has the right to appoint all members of the board of directors of the General Partner.

Immediately following the consummation of the General Partner Acquisition, the Partnership changed its name to “CrossAmerica Partners LP” and began trading on the New York Stock Exchange under the symbol CAPL. The following events took place in connection with the consummation of the General Partner Acquisition:

Amended and Restated Omnibus Agreement

The Partnership entered into an Amended and Restated Omnibus Agreement, dated as of October 1, 2014, by and among the Partnership, the General Partner, DMI, CST Services LLC, an affiliate of CST (the “Company”), LGO and Mr. Topper (the “Amended Omnibus Agreement”), which amends and restates the Original Omnibus Agreement. The terms of the Amended Omnibus Agreement were approved by the former conflicts committee of the board of directors of the General Partner, which is comprised solely of independent directors.

General. Pursuant to the Amended Omnibus Agreement, the Company agrees, among other things, to provide, or cause to be provided, to the Partnership the management services previously provided by DMI on substantially the same terms and conditions as were applicable to DMI under the Original Omnibus Agreement. Pursuant to the terms of a transition services agreement by and between DMI and the Company, DMI will continue to provide the management services it provided under the Original Omnibus Agreement to the Partnership on behalf of the Company until December 31, 2014.

The initial term of the Amended Omnibus Agreement is five years and will automatically renew for additional one year terms unless any party provides written notice to the other parties 180 days prior to the end of the then current term. The Partnership has the right to terminate the agreement at any time upon 180 days’ prior written notice.

Rights of First Refusal. The Amended Omnibus Agreement provides that Mr. Topper, DMI and LGO agree, and are required to cause their controlled affiliates to agree, that for so long as Mr. Topper is an officer or director of the General Partner or CST, if (a) Mr. Topper, DMI, LGO, or any of their controlled affiliates have the opportunity to acquire assets used, or a controlling interest in any business primarily engaged, in the wholesale motor fuel distribution or retail gas station operation businesses, and (b) the assets or businesses proposed to be acquired have a value exceeding $5.0 million in the aggregate, then Mr. Topper, DMI, LGO, or their controlled affiliates will offer such acquisition opportunity to the Partnership and give the Partnership a reasonable opportunity to acquire, at the same price plus any related transaction costs and expenses, such assets or business, either before or promptly after the consummation of such acquisition by Mr. Topper, DMI, LGO, or their controlled affiliates. The decision to acquire or not acquire any such assets or businesses requires the approval of the conflicts committee of the board of directors of the General Partner. Any assets or businesses that the Partnership does not acquire pursuant to the right of first refusal may be acquired and operated by Mr. Topper, DMI, LGO, or their controlled affiliates.

Rights of First Offer. The Amended Omnibus Agreement provides that Mr. Topper, DMI and LGO agree, and are required to cause their controlled affiliates to agree, for so long as Mr. Topper is an officer or director of the General Partner or CST, to notify the Partnership of their desire to sell any of their assets or businesses if (a) Mr. Topper, DMI, LGO, or any of their controlled affiliates, decides to attempt to sell (other than to another controlled affiliate of Mr. Topper, DMI or LGO) any assets used, or any interest in any business primarily engaged, in the wholesale motor fuel distribution or retail gas station operation businesses, to a third party and (b) the assets or businesses proposed to be sold have a value exceeding $5.0 million in the aggregate. Prior to selling such assets or businesses to a third party, Mr. Topper, DMI and LGO are required to negotiate with the Partnership exclusively and in good faith for a reasonable period of time in order to give the Partnership an opportunity to enter into definitive documentation for the purchase and sale of such assets or businesses on terms that are mutually acceptable to Mr. Topper, DMI, LGO, or their controlled affiliates, and the Partnership. If the Partnership and Mr. Topper, DMI, LGO, or their controlled affiliates have not entered into a letter of intent or a definitive purchase and sale agreement with respect to such assets or businesses within such period, Mr. Topper, DMI, LGO, and their controlled affiliates, have the right to sell such assets or businesses to a third party following the expiration of such period on any terms that are acceptable to Mr. Topper, DMI, LGO, or their controlled affiliates, and such third party. The decision to acquire or not to acquire assets or businesses pursuant to this right requires the approval of the conflicts committee of the board of directors of the General Partner.

Amendment to Wholesale Fuel Supply Agreement with LGO

A subsidiary of the Partnership entered into an Amendment to the PMPA Franchise Agreement, effective as of October 1, 2014, by and between LGW, a subsidiary of the Partnership, and LGO (the “Wholesale Fuel Supply Agreement Amendment”) pursuant to which the pricing terms were amended. Prior to the Wholesale Fuel Supply Agreement Amendment, the agreement provided that the Partnership charge LGO dealer tank wagon pricing, which provided for a variable cent-per-gallon margin for each grade of product in effect at the time title to the product passed to LGO. The Wholesale Fuel Supply Agreement Amendment amends the pricing terms of the agreement to provide for rack plus pricing and was approved by the former conflicts committee of the board of directors of the General Partner. This pricing change is not expected to have a material impact on net income over the remaining term of the agreement.

Voting Agreement

Mr. Topper entered into a Voting Agreement dated as of October 1, 2014, by and among Mr. Topper, the Topper Trust, DMI, an entity wholly owned by the Topper Trust for which Mr. Topper is the trustee (collectively, the “Topper Sellers”) and CST (the “Voting Agreement”) pursuant to which each of the Topper Sellers agrees that at any meeting of the holders of shares of CST common stock or common units or subordinated units of the Partnership it will vote or cause to be voted such Topper Seller’s shares or units, respectively, in accordance with the recommendation of the board of directors of CST or the board of directors of the General Partner, respectively. The Voting Agreement will remain in effect with respect to any Topper Seller for so long as any such Topper Seller is (a) a director or officer of CST or affiliate thereof, including the Partnership, (b) the beneficial owner of more than 3% of the outstanding common stock of CST or (c) the beneficial owner of 10% or more of the outstanding common units or subordinated units of the Partnership.

Board of Directors

On and effective as of October 1, 2014, Melinda B. German, Warren S. Kimber, Jr., John F. Malloy, Maura E. Topper and Robert L. Wiss, each a member of the board of directors of the General Partner, resigned in his or her capacity as such. Mr. Topper and Mr. Reilly remain members of the board of directors of the General Partner. CST has agreed to cause the appointment of Mr. Topper as a director of the General Partner for a period of at least five years commencing on October 1, 2014 or until a change in control of CST including circumstances in which CST no longer controls the General Partner. Further, Mr. Topper may be removed from the board of directors of the General Partner in certain circumstances where cause exists.

On and effective as of October 1, 2014, CST as the owner of the General Partner appointed each of the following as members to the board of directors of the General Partner: Kimberly S. Lubel, Chief Executive Officer, President and Chairman of the board of directors of CST, Clayton E. Killinger, Senior Vice President and Chief Financial Officer of CST, and Stephan F. Motz, Senior Vice President and Chief Development Officer of CST, as directors of the board of directors of the General Partner, and Gene Edwards and Justin A. Gannon as independent directors of the board of directors of the General Partner.

Employment Agreement

Mr. Topper and the Company entered into an employment agreement dated as of October 1, 2014 (the “Topper Employment Agreement”), pursuant to which Mr. Topper was appointed as the Chief Executive Officer and President of the General Partner. The Topper Employment Agreement has a term of one year and will automatically renew for an additional one year term unless the parties agree otherwise or either party gives 60-day written notice prior to the end of the initial term. Mr. Topper’s base salary is $525,000 per year. He is eligible to receive a short-term incentive award equal to 75% of his base salary and an equity award equal to 200% of his base salary. Mr. Topper is entitled to participate in all employee benefit plans and programs generally available to similarly situated executives of the Company. The Company may terminate Mr. Topper’s employment at any time for any reason.

Per the terms of the Topper Employment Agreement, Mr. Topper agrees that, during his employment and for a period equal to the greater of (i) the balance of his employment term and (ii) one year following termination for cause or his resignation without good reason (the “Restricted Period”), (x) he will not solicit or in any way be involved with any prior, current or prospective customer, client, consultant, broker or business partner of, or any person who had dealings with, the Company or the Partnership and (y) he will not solicit for employment any person who is or was within the preceding six months an employee or consultant of the Company or the Partnership. Per the terms of the Topper Employment Agreement, during the Restricted Period, Mr. Topper also agrees that he will not associate in any way with any business that at any time during the Restricted Period is engaged in the business of the Company or the Partnership other than those activities and businesses that Mr. Topper controls as of October 1, 2014.

Because effective as of October 1, 2014, Mr. Topper is an employee of CST and no longer an employee of DMI, the disinterested members of the former board of directors of the General Partner authorized a grant of 5,670 profits interests pursuant to the Lehigh Gas Partners LP 2012 Incentive Award Plan to Mr. Topper, based on compensation earned by Mr. Topper for services rendered from January 1, 2014 through September 30, 2014. The profits interests are to vest on November 10, 2014, entitle the recipient to receive cash distributions proportionate to those received by common unitholders of the Partnership and represent Class B Units in LGP Operations LLC, a wholly owned subsidiary of the Partnership.

Sale of Wholesale Fuel Supply Contracts and Assignment of Leases to DMI

The Partnership, DMI and LGO consummated a series of transactions pursuant to which DMI acquired, for an aggregate purchase price of $5.7 million and an earn-out in the amount of $0.8 million if DMI renews a certain customer contract, the wholesale fuel supply rights for 78 locations in Pennsylvania and New York previously supplied by the Partnership and the fuel supply rights of the Partnership to such sites was terminated. In addition, subleases for 12 of the sites, previously leased to the Partnership, were assigned to DMI or its affiliates. The terms of the transaction were approved by the former conflicts committee of the board of directors of the General Partner, which was comprised solely of independent directors. The volume associated with these sites for 2013 was approximately 94 million gallons, of which approximately 36 million gallons represents sales to a sub-wholesaler at a de minimus margin and approximately 28 million gallons relates to a contract with a single customer for which the contract expires in 2015. In addition, rent expense for the leasehold sites included in the transaction exceeded the rent income on an annual basis by approximately $0.6 million for 2013.

Because this was a transaction between entities under common control, the Partnership derecognized the assets and liabilities associated with the wholesale fuel supply contracts and leases and recognized the approximate $2.1 million excess of the purchase price over the net book value of the net assets divested as a contribution to partners’ capital on October 1, 2014.

Accelerated Vesting

In connection with the change in control of the General Partner upon the closing of the General Partner Acquisition as specified in the Lehigh Gas Partners LP Executive Income Continuity Plan, all unvested awards held by covered persons vested on October 1, 2014. As a result, 167,535 phantom units and 9,622 profits interests granted to employees of DMI vested. Upon the vesting of the phantom units, 101,456 common units were issued, net of units withheld for income taxes.

In addition, 2,045 phantom units and 15,429 profits interests granted to members of the board of directors vested on October 1, 2014. Upon the vesting of the phantom units, 2,045 common units were issued.

The incremental charge recorded in the fourth quarter of 2014 associated with the accelerated vesting of all these grants was approximately $4.6 million.

Grant of Phantom Units

On October 1, 2014, the Partnership issued 97,043 phantom units to employees of DMI. These units vest in one-third increments annually starting March 15, 2015. In addition, all unvested outstanding awards to certain employees of DMI were modified such that if within two years of a change in control, the employee is terminated involuntarily or the employee terminates his or her service due to a material reduction in base salary or a requirement to relocate his or her primary place of employment more than a specified distance from his or her current principal place of residence, then the awards will vest immediately and the employee will be paid as specified in the agreements.

In addition, in October 2014, the board of directors approved that on November 10, 2014, phantom units with a fair market value of $70,000 will be granted to the non-employee members of the board of directors as a part of director compensation. Such grants will vest November 10, 2015.

Nice N Easy Acquisition

CST had previously entered into an agreement to purchase, effective November 1, 2014 (the “Closing Date”), the convenience store assets, franchisor rights, and associated trademarks of Nice N Easy Grocery Shoppes, located in central New York with a concentration in the Syracuse, NY region. Effective on the Closing Date, CST assigned the real property, including underground storage tanks and canopies, to LGWS and the related fuel distribution agreements to LGW, for aggregate cash consideration of $65.0 million (the “Purchase Price”). In addition, LGWS entered into a lease with a subsidiary of CST for the acquired real estate and LGW entered into a wholesale fuel distribution agreement with a subsidiary of CST. CST operates the sites and purchased the working capital of the acquired assets.

The conflicts committee of the board of directors approved the Purchase Price, subject to adjustments in the allocation of the purchase price between CST and the Partnership, to be settled no later than December 31, 2014, and the terms of the associated lease and wholesale fuel supply agreements.

The Partnership funded the Purchase Price with borrowings under its credit facility.

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

Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Achieving the results described in these statements involves a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the following factors:

•	Availability of cash flow to pay minimum quarterly distribution on our common units;

•	The availability and cost of competing motor fuels;

•	A rise in fuel prices or a decrease in demand for motor fuels;

•	The consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	Our existing or future indebtedness;

•	Our liquidity, results of operations and financial condition;

•	Future legislation and changes in regulations or governmental policies or changes in enforcement or interpretations thereof;

•	Future income tax legislation;

•	Changes in energy policy;

•	Increases in energy conservation efforts;

•	Technological advances;

•	Volatility in the capital and credit markets;

•	The impact of worldwide economic and political conditions;

•	The impact of wars and acts of terrorism;

•	Weather conditions or catastrophic weather-related damage;

•	Earthquakes and other natural disasters;

•	Unexpected environmental liabilities;

•	The outcome of pending or future litigation;

•	CST’s business strategy and operations and CST’s conflicts of interest with us;

•	The ability of CST to successfully integrate our operations and employees, and realize anticipated synergies; and

•	Other factors, including those discussed in Item 1A. Risk Factors, in our Annual Report on Form 10-K filed with the SEC.

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

Our primary business objective is to make quarterly cash distributions to our unitholders and, over time, to increase our quarterly cash distributions. We intend to make minimum quarterly distributions of at least $0.4375 per unit, per quarter (or $1.75 per unit on an annualized basis). Our declared distributions since May 2013 are summarized below:

Distribution Declared	Quarterly Distribution	Annualized Distribution
May 2013	$0.4525	$1.81
August 2013	0.4775	1.91
November 2013	0.5025	2.01
March 2014	0.5125	2.05
May 2014	0.5125	2.05
August 2014	0.5225	2.09
November 2014	0.5325	2.13

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

For the three and nine months ended September 30, 2014, we distributed an aggregate of approximately 269.4 million and 664.5 million gallons of motor fuels, respectively. At September 30, 2014, we distributed motor fuels to 1,079 sites, comprised of the following classes of business:

•	429 sites operated by independent dealers;

•	231 sites owned or leased by us and operated by LGO;

•	260 sites owned or leased by us and operated by lessee dealers;

•	72 sites owned or leased by us and operated by commission agents; and

•	87 sites owned or leased by us and operated by the Partnership.

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

Recent Developments

PMI Acquisition

On April 28, 2014, we exercised an option (“Option”) to purchase 100% of the membership interests of Pinehurst Petroleum, LLC (“Pinehurst”) from Joseph L. Smith III and John A. Kopfer, Jr. (“Smith/Kopfer”) for $4.0 million. Pinehurst’s sole asset was an Agreement and Plan of Merger among Pinehurst, PMI Merger Sub, Inc., a wholly-owned subsidiary of Pinehurst(“Sub”), Petroleum Marketers, Incorporated (“PMI”), Petroleum Marketers, Incorporated Employee Stock Ownership Trust and Ronald R. Hare, in his capacity as representative (the “Merger Agreement”) pursuant to which Pinehurst agreed to acquire all of the shares of PMI for $73.5 million inclusive of an adjustment for working capital, through the merger(“the Merger”) of Sub and PMI. Under the terms of the Merger Agreement, the stockholders of PMI agreed to escrow $5.0 million for 25 months after the closing date to secure the indemnity provisions contained in the Merger Agreement for the benefit of Pinehurst. The Merger Agreement also contains customary representations, warranties, agreements and obligations of the parties, and termination, closing conditions and indemnity provisions. The transaction was funded with borrowings under our Partnership’s Credit Facility. On April 30, 2014, pursuant to the Option, the Partnership purchased all of the equity interests of Pinehurst ($1.0 million of the consideration has been included in accrued expenses and other current liabilities at September 30, 2014). Subsequent to such purchase, the Merger became effective and, as a result, the Partnership became the owner of PMI. We sometimes refer to the exercise of the Option and the Merger as the PMI Transaction.

The acquisition augmented the Partnership’s presence in Virginia and complements the existing Tennessee operations. PMI operates two primary lines of business: convenience stores and petroleum products distribution. In its convenience store business, PMI operates 87 convenience stores and nine co-located branded quick service restaurants located in Virginia and West Virginia. The convenience stores distribute primarily branded fuel and operate under PMI’s own proprietary convenience store brand, “Stop in Food Stores.” The petroleum products business distributes motor fuels and other petroleum products to customers throughout Virginia, West Virginia, Tennessee and North Carolina.

On May, 1, 2014, immediately subsequent to the effectiveness of the Merger, we caused PMI to divest its lubricants business (the “Lubricants Business”) to Zimri Holdings, LLC (“Zimri”), an entity owned by Smith/Kopfer for the sum of $14.0 million pursuant to an Asset Purchase Agreement (“APA”) between PMI and Zimri. The APA contains customary representations, warranties, agreements and obligations of the parties, as well as indemnity provisions. A trust controlled by Joseph V. Topper, Jr, Chairman and CEO of the general partner of the Partnership, personally financed the purchase of the Lubricants Business by Zimri pursuant to a loan to Zimri. The financing by Mr. Topper’s trust was approved by the former Conflicts Committee of the board of directors of the general partner of the Partnership.

Atlas Acquisition

On May 19, 2014, we completed our acquisition of 52 wholesale supply contracts, one sub-wholesaler contract, five fee sites, six leasehold sites and certain other assets from affiliates of Atlas Oil Company (“Atlas”) for $34.0 million. In addition, we acquired certain short-term notes receivable associated with the wholesale supply and commission marketing contracts for $5.2 million, bringing total consideration to $39.2 million, subject to closing adjustments. The transaction was funded by borrowings under the credit facility and $4.0 million of proceeds from the sale of the Lubricants Business that were directed to an escrow agent as part of a Section 1031 like-kind exchange.

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

In connection with the acquisition of PMI and assets from certain affiliates of Atlas, we amended the Omnibus Agreement with our general partner and DMI with regards to the management fee payable by us to DMI effective July 1, 2014. The revised management fee consists of a base monthly fee of $670,000 per month and a variable fee of between zero and $0.003 per gallon for wholesale fuel distribution and $0.015 per gallon for retail fuel distribution at sites we operate. The general partner and DMI may waive all or any portion of the management fee to the extent that all or a portion of the management services are either purchased from another party or not required.

Amended and Restated Credit Agreement

In March 2014, we entered into an amended and restated credit agreement which was amended on September 30, 2014 (the “Credit Facility”). The Credit Facility is a senior secured revolving credit facility maturing March 4, 2019 with a total borrowing capacity of $550.0 million, under which swing-line loans may be drawn up to $10.0 million and standby letters of credit may be issued up to an aggregate of $45.0 million. The Credit Facility may be increased, from time to time, upon our written request, subject to certain conditions, up to an additional $100.0 million. All obligations under the Credit Facility are secured by substantially all of our assets. The notional amount of availability at September 30, 2014, was $388.1 million.

See “Liquidity and Capital Resources –Long-term Debt – Credit Facility” for additional information.

Equity Offering

In September 2014, we issued 4,140,000 common units, inclusive of the underwriter’s over-allotment option, for $33.99 per unit, resulting in proceeds of $135.0 million, net of underwriting discounts and commissions and offering expenses. We used the proceeds to reduce indebtedness outstanding under our Credit Facility.

Subsequent Events

On October 1, 2014, we and CST announced the consummation of the previously announced sale to CST of the Partnership’s general partner, Lehigh Gas GP LLC (the “General Partner”), from DMI, an entity wholly owned by the 2004 Irrevocable Trust of Joseph V. Topper, Sr. (the “Topper Trust”) for which Joseph V. Topper, Jr. is the trustee, and all of the membership interests in limited liability companies formed by trusts for which each of Mr. Topper and John B. Reilly, III serves as trustee, which limited liability companies own all of the IDRs (the “General Partner Acquisition”). CST is one of the largest independent retailers of motor fuels and convenience merchandise in North America.

The General Partner manages the operations and activities of the Partnership. We are managed and operated by the board of directors and executive officers of the General Partner. As a result of the consummation of the General Partner Acquisition, CST controls the General Partner and has the right to appoint all members of the board of directors of the General Partner.

Immediately following the consummation of the General Partner Acquisition, the Partnership changed its name to “CrossAmerica Partners LP.” The following events took place in connection with the consummation of the General Partner Acquisition:

Amended and Restated Omnibus Agreement

We entered into an Amended and Restated Omnibus Agreement, dated as of October 1, 2014, by and among the Partnership, the General Partner, DMI, CST Services LLC, an affiliate of CST (the “Company”), LGO and Mr. Topper (the “Amended Omnibus Agreement”), which amends and restates the Original Omnibus Agreement. The terms of the Amended Omnibus Agreement were approved by the former conflicts committee of the board of directors of the General Partner, which is comprised solely of independent directors.

General. Pursuant to the Amended Omnibus Agreement, the Company agrees, among other things, to provide, or cause to be provided, to the Partnership the management services previously provided by DMI on substantially the same terms and conditions as were applicable to DMI under the Original Omnibus Agreement. Pursuant to the terms of a transition services agreement by and between DMI and the Company, DMI will continue to provide the management services it provided under the Original Omnibus Agreement to us on behalf of the Company until December 31, 2014.

The initial term of the Amended Omnibus Agreement is five years and will automatically renew for additional one year terms unless any party provides written notice to the other parties 180 days prior to the end of the then current term. We have the right to terminate the agreement at any time upon 180 days’ prior written notice.

Rights of First Refusal. The Amended Omnibus Agreement provides that Mr. Topper, DMI and LGO agree, and are required to cause their controlled affiliates to agree, that for so long as Mr. Topper is an officer or director of the General Partner or CST, if (a) Mr. Topper, DMI, LGO, or any of their controlled affiliates have the opportunity to acquire assets used, or a controlling interest in any business primarily engaged, in the wholesale motor fuel distribution or retail gas station operation businesses, and (b) the assets or businesses proposed to be acquired have a value exceeding $5.0 million in the aggregate, then Mr. Topper, DMI, LGO, or their controlled affiliates will offer such acquisition opportunity to the Partnership and give us a reasonable opportunity to acquire, at the same price plus any related transaction costs and expenses, such assets or business, either before or promptly after the consummation of such acquisition by Mr. Topper, DMI, LGO, or their controlled affiliates. The decision to acquire or not acquire any such assets or businesses requires the approval of the conflicts committee of the board of directors of the General Partner. Any assets or businesses that we do not acquire pursuant to the right of first refusal may be acquired and operated by Mr. Topper, DMI, LGO, or their controlled affiliates.

Rights of First Offer. The Amended Omnibus Agreement provides that Mr. Topper, DMI and LGO agree, and are required to cause their controlled affiliates to agree, for so long as Mr. Topper is an officer or director of the General Partner or CST, to notify us of their desire to sell any of their assets or businesses if (a) Mr. Topper, DMI, LGO, or any of their controlled affiliates, decides to attempt to sell (other than to another controlled affiliate of Mr. Topper, DMI or LGO) any assets used, or any interest in any business primarily engaged, in the wholesale motor fuel distribution or retail gas station operation businesses, to a third party and (b) the assets or businesses proposed to be sold have a value exceeding $5.0 million in the aggregate. Prior to selling such assets or businesses to a third party, Mr. Topper, DMI and LGO are required to negotiate with us exclusively and in good faith for a reasonable period of time in order to give us an opportunity to enter into definitive documentation for the purchase and sale of such assets or businesses on terms that are mutually acceptable to Mr. Topper, DMI, LGO, or their controlled affiliates, and the Partnership. If the Partnership and Mr. Topper, DMI, LGO, or their controlled affiliates have not entered into a letter of intent or a definitive purchase and sale agreement with respect to such assets or businesses within such period, Mr. Topper, DMI, LGO, and their controlled affiliates, have the right to sell such assets or businesses to a third party following the expiration of such period on any terms that are acceptable to Mr. Topper, DMI, LGO, or their controlled affiliates, and such third party. The decision to acquire or not to acquire assets or businesses pursuant to this right requires the approval of the conflicts committee of the board of directors of the General Partner.

Amendment to Wholesale Fuel Supply Agreement with LGO

We entered into an Amendment to the PMPA Franchise Agreement, effective as of October 1, 2014, by and between LGW, a subsidiary of the Partnership, and LGO (the “Wholesale Fuel Supply Agreement Amendment”) pursuant to which the pricing terms were amended. Prior to the Wholesale Fuel Supply Agreement Amendment, the agreement provided that we charge LGO dealer tank wagon pricing, which provided for a variable cent-per-gallon margin for each grade of product in effect at the time title to the product passed to LGO. The Wholesale Fuel Supply Agreement Amendment amends the pricing terms of the agreement to provide for rack plus pricing and was approved by the former conflicts committee of the board of directors of the General Partner. This pricing change is not expected to have a material impact on net income over the remaining term of the agreement.

Voting Agreement

Mr. Topper entered into a Voting Agreement dated as of October 1, 2014, by and among Mr. Topper, the Topper Trust, DMI, an entity wholly owned by the Topper Trust for which Mr. Topper is the trustee (collectively, the “Topper Sellers”) and CST (the “Voting Agreement”) pursuant to which each of the Topper Sellers agrees that at any meeting of the holders of shares of CST common stock or common units or subordinated units of the Partnership it will vote or cause to be voted such Topper Seller’s shares or units, respectively, in accordance with the recommendation of the board of directors of CST or the board of directors of the General Partner, respectively. The Voting Agreement will remain in effect with respect to any Topper Seller for so long as any such Topper Seller is (a) a director or officer of CST or affiliate thereof, including the Partnership, (b) the beneficial owner of more than 3% of the outstanding common stock of CST or (c) the beneficial owner of 10% or more of our outstanding common units or subordinated units.

Board of Directors

On and effective as of October 1, 2014, Melinda B. German, Warren S. Kimber, Jr., John F. Malloy, Maura E. Topper and Robert L. Wiss, each a member of the board of directors of the General Partner, resigned in his or her capacity as such. Mr. Topper and Mr. Reilly remain members of the board of directors of the General Partner. CST has agreed to cause the appointment of Mr. Topper as a director of the General Partner for a period of at least five years commencing on October 1, 2014 or until a change in control of CST including circumstances in which CST no longer controls the General Partner. Further, Mr. Topper may be removed from the board of directors of the General Partner in certain circumstances where cause exists.

On and effective as of October 1, 2014, CST as the owner of the General Partner appointed each of the following as members to the board of directors of the General Partner: Kimberly S. Lubel, Chief Executive Officer, President and Chairman of the board of directors of CST, Clayton E. Killinger, Senior Vice President and Chief Financial Officer of CST, and Stephan F. Motz, Senior Vice President and Chief Development Officer of CST, as directors of the board of directors of the General Partner, and Gene Edwards and Justin A. Gannon as independent directors of the board of directors of the General Partner.

Employment Agreement

Mr. Topper and the Company entered into an employment agreement dated as of October 1, 2014 (the “Topper Employment Agreement”), pursuant to which Mr. Topper was appointed as the Chief Executive Officer and President of the General Partner. The Topper Employment Agreement has a term of one year and will automatically renew for an additional one year term unless the parties agree otherwise or either party gives 60-day written notice prior to the end of the initial term. Mr. Topper’s base salary is $525,000 per year. He is eligible to receive a short-term incentive award equal to 75% of his base salary and an equity award equal to 200% of his base salary. Mr. Topper is entitled to participate in all employee benefit plans and programs generally available to similarly situated executives of the Company. The Company may terminate Mr. Topper’s employment at any time for any reason.

Per the terms of the Topper Employment Agreement, Mr. Topper agrees that, during his employment and for a period equal to the greater of (i) the balance of his employment term and (ii) one year following termination for cause or his resignation without good reason (the “Restricted Period”), (x) he will not solicit or in any way be involved with any prior, current or prospective customer, client, consultant, broker or business partner of, or any person who had dealings with, the Company or the Partnership and (y) he will not solicit for employment any person who is or was within the preceding six months an employee or consultant of the Company or the Partnership. Per the terms of the Topper Employment Agreement, during the Restricted Period, Mr. Topper also agrees that he will not associate in any way with any business that at any time during the Restricted Period is engaged in the business of the Company or the Partnership other than those activities and businesses that Mr. Topper controls as of October 1, 2014.

Because effective as of October 1, 2014, Mr. Topper is an employee of CST and no longer an employee of DMI, the disinterested members of the former board of directors of the General Partner authorized a grant of 5,670 profits interests pursuant to the Lehigh Gas Partners LP 2012 Incentive Award Plan to Mr. Topper, based on compensation earned by Mr. Topper for services rendered from January 1, 2014 through September 30, 2014. The profits interests are to vest on November 10, 2014, entitle the recipient to receive cash distributions proportionate to those received by our common unitholders and represent Class B Units in LGP Operations LLC, a wholly owned subsidiary of the Partnership.

Sale of Wholesale Fuel Supply Contracts and Assignment of Leases to DMI

The Partnership, DMI and LGO consummated a series of transactions pursuant to which DMI acquired, for an aggregate purchase price of $5.7 million and an earn-out in the amount of $0.8 million if DMI renews a certain customer contract, the wholesale fuel supply rights for 78 locations in Pennsylvania and New York previously supplied by the Partnership and the fuel supply rights of the Partnership to such sites was terminated. In addition, subleases for 12 of the sites, previously leased to the Partnership, were assigned to DMI or its affiliates. The terms of the transaction were approved by the former conflicts committee of the board of directors of the General Partner, which was comprised solely of independent directors. The volume associated with these sites for 2013 was approximately 94 million gallons, of which approximately 36 million gallons represents sales to a sub-wholesaler at a de minimus margin and approximately 28 million gallons relates to a contract with a single customer for which the contract expires in 2015. In addition, rent expense for the leasehold sites included in the transaction exceeded the rent income on an annual basis by approximately $0.6 million for 2013.

Because this was a transaction between entities under common control, we derecognized the assets and liabilities associated with the wholesale fuel supply contracts and leases and recognized the approximate $2.1 million excess of the purchase price over the net book value of the net assets divested as a contribution to partners’ capital.

Accelerated Vesting

In connection with the change in control upon the closing of the General Partner Acquisition as specified in the Lehigh Gas Partners LP Executive Income Continuity Plan, all unvested awards held by covered persons vested on October 1, 2014. As a result, 167,535 phantom units and 9,622 profits interests granted to employees of DMI vested. Upon the vesting of the phantom units, 101,456 common units were issued, net of units withheld for income taxes.

In addition, 2,045 phantom units and 15,429 profits interests granted to members of the board of directors vested on October 1, 2014. Upon the vesting of the phantom units, 2,045 common units were issued.

The incremental charge recorded in the fourth quarter of 2014 associated with the accelerated vesting of all these grants was approximately $4.6 million.

Grant of Phantom Units

On October 1, 2014, we issued 97,043 phantom units to employees of DMI. These units vest in one-third increments annually starting March 15, 2015. In addition, all unvested outstanding awards to certain employees of DMI were modified such that if within two years of a change in control, the employee is terminated involuntarily or the employee terminates his or her service due to a material reduction in base salary or a requirement to relocate his or her primary place of employment more than a specified distance from his or her current principal place of residence, then the awards will vest immediately and the employee will be paid as specified in the awards.

In addition, in October 2014, the board of directors approved that on November 10, 2014, phantom units, with a fair market value of $70,000 per director, will be granted to the Partnerships three non-employee directors as a part of director compensation. Such grants will vest November 10, 2015.

Nice N Easy Acquisition

CST had previously entered into an agreement to purchase, effective November 1, 2014 (the “Closing Date”), the convenience store assets, franchisor rights, and associated trademarks of Nice N Easy Grocery Shoppes, located in central New York with a concentration in the Syracuse, NY region. Effective on the Closing Date, CST assigned the real property, including underground storage tanks and canopies, to LGWS and the related fuel distribution agreements to LGW, for aggregate cash consideration of approximately $65 million (the “Purchase Price”). In addition, LGWS entered into a lease with a subsidiary of CST for the acquired real estate and LGW entered into a wholesale fuel distribution agreement with a subsidiary of CST. CST operates the sites and purchased the working capital of the acquired assets.

The conflicts committee of the board of directors approved the Purchase Price, subject to adjustments in the allocation of the purchase price between CST and the Partnership, to be settled no later than December 31, 2014, and the terms of the associated lease and wholesale fuel supply agreements.

We funded the Purchase Price with borrowings under the credit facility.

Outlook

We expect total fuel volume to increase in 2014, driven by the Rogers, Rocky Top and Manchester acquisitions in the third and fourth quarters of 2013 and the Atlas and PMI acquisitions in the second quarter of 2014, offset by a decrease in volume as a result of market conditions. Based on current market conditions, we expect our motor fuel gross margin per gallon to be consistent with historical results. We expect rent income to increase in 2014 as a result of the 2013 and 2014 acquisitions.

Earnings in future periods are subject to various risks and uncertainties. See “Forward-Looking Information” and Note 12 to the financial statements included within this report and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013, for a discussion of the risks, uncertainties and factors that may impact future results.

Results of Operations

Evaluating Our Results of Operations

The primary drivers of our operating results are the volume of motor fuels we distribute, the margin per gallon we are able to generate on the motor fuels we distribute and the rent income we earn on the sites we own or sub-lease. For owned or sub-leased sites, we seek to maximize the overall profitability of our operations, balancing the contributions to profitability of motor fuel distribution revenues and rent income. Our Omnibus Agreement, under which the Company provides management, administrative and operating services for us, enables us to manage a significant component of our operating expenses. Our management relies on financial and operational metrics designed to track the key elements that contribute to our operating performance. To evaluate our operating performance, our management considers gross profit from fuel sales, motor fuel volumes, margin per gallon, rent income for sites we own or sub-lease, EBITDA, Adjusted EBITDA and Distributable Cash Flow.

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

EBITDA, Adjusted EBITDA and Distributable Cash Flow - Our management uses EBITDA, Adjusted EBITDA and Distributable Cash Flow to analyze our performance as more fully described in “Non-GAAP Financial Measures.”

Comparison of Results for the Three Months Ended September 30, 2014 and 2013

The following table sets forth our statements of operations for the periods indicated (in thousands):

	Three Months Ended September 30, 2014 (unaudited)	Three Months Ended September 30, 2013 (unaudited)	$ Variance	% Variance
Revenues:
Revenues from fuel sales	$602,553	$251,626	$350,927	139.5
Revenues from fuel sales to affiliates	190,461	228,347	(37,886)	(16.6)
Revenues from food and merchandise sales	28,588	—	28,588	n/a
Rent income	5,797	4,167	1,630	39.1
Rent income from affiliates	5,032	5,938	(906)	(15.3)
Other revenue	311	496	(185)	(37.3)

Total revenues	832,742	490,574	342,168	69.7
Costs and Expenses:
Cost of revenues from fuel sales	588,674	246,281	342,393	139.0
Cost of revenues from fuel sales to affiliates	182,702	222,021	(39,319)	(17.7)
Cost of revenues from food and merchandise sales	21,160	34	21,126	n/a
Rent expense	5,253	3,679	1,574	42.8
Operating expenses	11,151	1,286	9,865	n/a
Depreciation and amortization	8,335	5,212	3,123	59.9
Selling, general and administrative expenses	6,988	4,604	2,384	51.8
Loss on sales of assets, net	49	—	49	n/a

Total costs and operating expenses	824,312	483,117	341,195	70.6

Operating income	8,430	7,457	973	13.0
Interest expense	(5,162)	(3,349)	(1,813)	54.1
Other income, net	92	93	(1)	(1.1)

Income before income taxes	3,360	4,201	(841)	(20.0)
Income tax benefit	(803)	(723)	(80)	11.1

Net income	4,163	4,924	(761)	(15.5)
Net income attributable to noncontrolling interests	8	—	8	n/a

Net income attributable to partners	$4,155	$4,924	$(769)	(15.6)

As noted previously, we began operating in two reportable segments as of September 1, 2013. Unallocated costs consist primarily of interest expense associated with the Credit Facility, selling, general and administrative expenses, income taxes and the elimination of the retail segment’s intersegment cost of revenues from fuel sales against the wholesale segment’s intersegment revenues from fuel sales. The profit in ending inventory generated by the intersegment fuel sale is also eliminated. The tables below presents our results for the three months ended September 30, 2014, by segment (in thousands).

	Three Months Ended September 30, 2014
	Wholesale	Retail	Unallocated	Consolidated
Revenues from fuel sales to external customers	$634,400	$158,614	$—	$793,014
Intersegment revenues from fuel sales	59,029	—	(59,029)	—
Revenues from food and merchandise sales	—	28,588	—	28,588
Rent income	9,529	1,300	—	10,829
Other revenues	(61)	372	—	311

Total revenues	702,897	188,874	(59,029)	832,742
Cost of revenues from fuel sales	674,249	156,144	(59,017)	771,376
Cost of revenues from food and merchandise sales	—	21,160	—	21,160
Rent expense	4,677	576	—	5,253
Operating expenses	2,335	8,816	—	11,151
Depreciation and amortization	6,826	1,509	—	8,335
Selling, general and administrative expenses	—	—	6,988	6,988
Loss (gains) on sales of assets, net	50	(1)	—	49

Total costs and expenses	688,137	188,204	(52,029)	824,312

Operating income (loss)	14,760	670	(7,000)	8,430
Interest expense	(1,301)	(126)	(3,735)	(5,162)
Other income, net	85	7	—	92

Income (loss) before income taxes	13,544	551	(10,735)	3,360
Income tax benefit	—	—	(803)	(803)

Net income (loss)	$13,544	$551	$(9,932)	$4,163

	Three Months Ended September 30, 2013
	Wholesale	Retail	Unallocated	Consolidated
Revenues from fuel sales to external customers	$462,741	$17,232	$—	$479,973
Intersegment revenues from fuel sales	15,813	—	(15,813)	—
Revenues from food and merchandise sales	—	—	—	—
Rent income	9,773	332	—	10,105
Other revenues	462	34	—	496

Total revenues	488,789	17,598	(15,813)	490,574
Cost of revenues from fuel sales	467,113	16,977	(15,788)	468,302
Cost of revenues from food and merchandise sales	—	34	—	34
Rent expense	3,639	40	—	3,679
Operating expenses	1,230	56	—	1,286
Depreciation and amortization	5,062	150	—	5,212
Selling, general and administrative expenses	—	—	4,604	4,604

Total costs and expenses	477,044	17,257	(11,184)	483,117

Operating income (loss)	11,745	341	(4,629)	7,457
Interest expense	(952)	(42)	(2,355)	(3,349)
Other income, net	91	2	—	93

Income (loss) before income taxes	10,884	301	(6,984)	4,201
Income tax benefit	—	—	(723)	(723)

Net income (loss)	$10,884	$301	$(6,261)	$4,924

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

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	$ Variance	% Variance
Revenues from fuel sales	$793,014	$479,973	$313,041	65.2
Cost of revenues from fuel sales	771,376	468,302	303,074	64.7

Gross margin from fuel sales	21,638	11,671	9,967	85.4

Volume (in thousands of gallons)	269,416	160,472	108,944	67.9
Sales price per gallon	2.943	2.991	(0.048)	(1.6)
Gross margin per gallon (a)	0.080	0.073	0.007	10.4

(a)	The wholesale segment gross margin was $0.078 and the retail segment gross margin was $0.053 for the three months ended September 30, 2014. As noted previously, we began operating in two reportable segments as of September 1, 2013.

The increase in aggregate revenues from fuel sales resulted from an increase of $325.9 million related to an increase in volume of gallons distributed and a decrease of $12.8 million related to lower selling prices per gallon. The increase in volume of gallons distributed was principally related to our acquisitions, with 73.4 million gallons related to the PMI acquisition, 9.6 million gallons related to the Manchester acquisition, 21.1 million gallons related to the Atlas acquisition, 7.3 million gallons related to the Rocky Top acquisition, 3.8 million gallons related to the Rogers acquisition and 0.3 million gallons related to new Getty sites. These increases were partially offset by decreases of 4.3 million gallons related to marketplace competition, 0.4 million gallons related to the closure of sites and 0.2 million gallons related to terminated dealer supply contracts.

Revenues and Costs from Food and Merchandise Sales

Revenues and costs from food and merchandise sales were generated by PMI. Margins of 26% were generated for the three months ended September 30, 2014.

Rent Income

Rent income, including rent income from affiliates, increased $0.7 million to $10.8 million for the three months ended September 30, 2014, from $10.1 million for the same period in 2013. This increase was driven by $1.1 million of incremental rent income from the 2013 and 2014 acquisitions partially offset by the $0.2 million impact of leases with LGO that were terminated in the third quarter of 2013 associated with commission class of trade and closed sites and the $0.1 million impact of sites that have been sold.

Rent Expense

Rent expense increased $1.6 million to $5.3 million for the three months ended September 30, 2014, compared with $3.7 million for the same period in 2013. The PMI operations drove $1.3 million of the increase. The remaining increase was primarily due to the 2013 and 2014 acquisitions, which resulted in an increase of $0.4 million, partially offset by a $0.1 million decrease associated with terminated leases. The settlement of capital lease obligations at severed Getty sites resulted in a gain of $0.2 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively.

Operating Expenses

Operating expenses increased $9.9 million to $11.2 million for the three months ended September 30, 2014, compared with $1.3 million for the same period in 2013. PMI drove $8.6 million of the increase, which was comprised primarily of management fees incurred with an affiliate, repairs and maintenance, real estate taxes, utilities and supplies. Excluding the results of PMI, the remaining increase was primarily due to an increase in repairs and maintenance of $0.6 million due to an increase in the number of owned and leased sites as a result of the 2013 and 2014 acquisitions. We also incurred $0.5 million more in real estate taxes associated with certain commission sites for which the leases with the commission agents are not triple net leases.

Depreciation and Amortization

Depreciation and amortization increased $3.1 million to $8.3 million for the three months ended September 30, 2014, from $5.2 million for the same period in 2013. This increase was driven by $2.8 million of incremental depreciation and amortization resulting from the 2013 and 2014 acquisitions and $0.5 million of impairment charges related to two sites.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.4 million to $7.0 million for the three months ended September 30, 2014, compared with $4.6 million for the same period in 2013. The PMI operations drove $1.1 million of the increase, which was comprised primarily of management fees incurred with an affiliate as well as professional fees, non-income taxes and $0.1 million of acquisition costs. Excluding the results of PMI, the remaining increase was primarily due to the change in the management fee structure under the Omnibus Agreement and the increase in fuel volume, which resulted in an increase of $1.0 million, and an increase in equity-based compensation expense of $0.5 million.

Acquisition costs incurred during the three months ended September 30, 2014 and 2013 were $0.1 million and $0.4 million, respectively.

Interest Expense

Interest expense increased $1.9 million to $5.2 million for the three months ended September 30, 2014, compared with $3.3 million for the same period in 2013. The increase was primarily driven by an increase in average outstanding borrowings under the Credit Facility, which resulted in an increase of $0.6 million, and the seller financing issued in connection with the Rocky Top acquisition, which resulted in an increase of $0.5 million. In addition, we incurred $0.3 million of costs to amend our Credit Facility in July 2014 and deferred financing costs of $0.3 million were written off in 2014 as a result of changes in lenders in the amended credit facility.

Income Tax Expense

The tax benefit recorded in 2014 was primarily related to updates in rates stemming from the Atlas and PMI acquisitions.

The tax benefit recorded in 2013 was primarily related to a partial valuation allowance release in connection with the Express Lane acquisition and subsequent assignment of property and equipment by the Partnership to LGWS.

Comparison of Results for the Nine Months Ended September 30, 2014 and 2013

The following table sets forth our statements of operations for the periods indicated (in thousands):

	Nine Months Ended September 30, 2014 (unaudited)	Nine Months Ended September 30, 2013 (unaudited)	$ Variance	% Variance
Revenues:
Revenues from fuel sales	$1,427,701	$698,649	$729,052	104.4
Revenues from fuel sales to affiliates	575,358	719,916	(144,558)	(20.1)
Revenues from food and merchandise sales	45,837	—	45,837	n/a
Rent income	16,743	11,352	5,391	47.5
Rent income from affiliates	15,544	19,287	(3,743)	(19.4)
Other revenues	771	1,427	(656)	(46.0)

Total revenues	2,081,954	1,450,631	631,323	43.5
Costs and Expenses:
Cost of revenues from fuel sales	1,398,894	684,224	714,670	104.4
Cost of revenues from fuel sales to affiliates	556,213	700,756	(144,543)	(20.6)
Cost of revenues from food and merchandise sales	35,235	34	35,201	n/a
Rent expense	14,001	11,463	2,538	22.1
Operating expenses	19,890	3,219	16,671	n/a
Depreciation and amortization	21,518	14,915	6,603	44.3
Selling, general and administrative expenses	22,197	12,003	10,194	84.9
Gains on sales of assets, net	(1,484)	(47)	(1,437)	n/a

Total costs and operating expenses	2,066,464	1,426,567	639,897	44.9

Operating income	15,490	24,064	(8,574)	(35.6)
Interest expense	(12,901)	(10,233)	(2,668)	26.1
Other income, net	315	259	56	21.6

Income before income taxes	2,904	14,090	(11,186)	(79.4)
Income tax benefit	(4,579)	(60)	(4,519)	n/a

Net income	7,483	14,150	(6,667)	(47.1)
Net income attributable to noncontrolling interests	8	—	8	n/a

Net income attributable to partners	$7,475	$14,150	$(6,675)	(47.2)

As noted previously, the Partnership began operating in two reportable segments commencing September 1, 2013. Unallocated costs consist primarily of interest expense associated with the Credit Facility, selling, general and administrative expenses, income taxes and the elimination of the retail segment’s intersegment cost of revenues from fuel sales against the wholesale segment’s intersegment revenues from fuel sales. The profit in ending inventory generated by the intersegment fuel sale is also eliminated. The table below presents our results for the nine months ended September 30, 2014, by segment (in thousands).

	Nine Months Ended September 30, 2014
	Wholesale	Retail	Unallocated	Consolidated
Revenues from fuel sales to external customers	$1,673,914	$329,145	$—	$2,003,059
Intersegment revenues from fuel sales	159,077	—	(159,077)	—
Revenues from food and merchandise sales	—	45,837	—	45,837
Rent income	28,856	3,431	—	32,287
Other revenues	380	391	—	771

Total revenues	1,862,227	378,804	(159,077)	2,081,954
Cost of revenues from fuel sales	1,789,451	324,684	(159,028)	1,955,107
Cost of revenues from food and merchandise sales	—	35,235	—	35,235
Rent expense	13,016	985	—	14,001
Operating expenses	6,667	13,223	—	19,890
Depreciation and amortization	18,542	2,976	—	21,518
Selling, general and administrative expenses	—	—	22,197	22,197
Gains on sales of assets, net	(1,483)	(1)	—	(1,484)

Total costs and expenses	1,826,193	377,102	(136,831)	2,066,464

Operating income (loss)	36,034	1,702	(22,246)	15,490
Interest expense	(3,907)	(378)	(8,616)	(12,901)
Other income, net	281	34	—	315

Income (loss) before income taxes	32,408	1,358	(30,862)	2,904
Income tax benefit	—	—	(4,579)	(4,579)

Net income (loss)	$32,408	$1,358	$(26,283)	$7,483

	Nine Months Ended September 30, 2013
	Wholesale	Retail	Unallocated	Consolidated
Revenues from fuel sales to external customers	$1,401,333	$17,232	$—	$1,418,565
Intersegment revenues from fuel sales	15,813	—	(15,813)	—
Revenues from food and merchandise sales	—	—	—	—
Rent income	30,307	332	—	30,639
Other revenues	1,393	34	—	1,427

Total revenues	1,448,846	17,598	(15,813)	1,450,631
Cost of revenues from fuel sales	1,383,791	16,977	(15,788)	1,384,980
Cost of revenues from food and merchandise sales	—	34	—	34
Rent expense	11,423	40	—	11,463
Operating expenses	3,163	56	—	3,219
Depreciation and amortization	14,765	150	—	14,915
Selling, general and administrative expenses	—	—	12,003	12,003
Gains on sales of assets, net	(47)	—	—	(47)

Total costs and expenses	1,413,095	17,257	(3,785)	1,426,567

Operating income (loss)	35,751	341	(12,028)	24,064
Interest expense	(3,197)	(42)	(6,994)	(10,233)
Other income, net	257	2	—	259

Income (loss) before income taxes	32,811	301	(19,022)	14,090
Income tax benefit	—	—	(60)	(60)

Net income (loss)	$32,811	$301	$(18,962)	$14,150

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

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	$ Variance	% Variance
Revenues from fuel sales	$2,003,059	$1,418,565	$584,494	41.2
Cost of revenues from fuel sales	1,955,107	1,384,980	570,127	41.2

Gross margin from fuel sales	47,952	33,585	14,367	42.8

Volume (in thousands of gallons)	664,509	470,869	193,640	41.1
Sales price per gallon	3.014	3.013	0.001	0.1
Gross margin per gallon (a)	0.072	0.071	0.001	1.2

(a)	The wholesale segment gross margin was $0.070 and the retail segment gross margin was $0.047 for the nine months ended September 30, 2014. As noted previously, we began operating in two reportable segments as of September 1, 2013.

The increase in aggregate revenues from fuel sales was $583.4 million related to an increase in volume of gallons distributed. The increase in volume of gallons distributed was primarily related to our acquisitions, with 122.8 million gallons related to the PMI acquisition, 29.1 million gallons related to the Manchester acquisition, 29.9 million gallons related to the Atlas acquisition, 22.6 million gallons related to the Rocky Top acquisition, 12.7 million gallons related to the Rogers acquisition and 0.8 million gallons related to new Getty sites. These increases were partially offset by decreases of 14.1 million gallons related to marketplace competition, 7.3 million gallons related to the closure of sites, and 2.6 million gallons related to terminated dealer supply contracts.

Revenues and Costs from Food and Merchandise Sales

Revenues and costs from food and merchandise sales were generated by PMI. Margins of 23% were negatively impacted by the $1.6 million fair value adjustment to merchandise inventory recorded in purchase accounting that was expensed as a one-time charge in the post-acquisition period.

Rent Income

Rent income, including rent income from affiliates, increased $1.7 million to $32.3 million for the nine months ended September 30, 2014, from $30.6 million for the same period in 2013. This increase was driven by $3.6 million of incremental rent income from the 2013 and 2014 acquisitions partially offset by the $1.5 million impact of leases with LGO that were terminated in the third quarter of 2013 associated with commission class of trade and closed sites and the $0.3 million impact of sites that have been sold.

Rent Expense

Rent expense increased $2.5 million to $14.0 million for the nine months ended September 30, 2014, compared with $11.5 million for the same period in 2013. PMI drove $2.3 million of the increase. The remaining increase was primarily due to the 2013 and 2014 acquisitions, which resulted in an increase of $0.6 million, partially offset by a $0.2 million decrease associated with terminated leases. The settlement of capital lease obligations at severed Getty sites resulted in gains of $0.3 million for both the nine months ended September 30, 2014 and 2013.

Operating Expenses

Operating expenses increased $16.7 million to $19.9 million for the nine months ended September 30, 2014, compared with $3.2 million for the same period in 2013. The PMI operations drove $13.3 million of the increase, which is comprised primarily of management fees incurred with an affiliate, repairs and maintenance, real estate taxes, utilities and supplies. Excluding the results of PMI, the remaining increase was primarily due to an increase in repairs and maintenance of $2.0 million due to an increase in owned and leased sites as a result of the 2013 and 2014 acquisitions. We also incurred $0.8 million more in real estate taxes associated with certain commission sites for which the leases with the commission agents are not triple net leases. In addition, we incurred $0.2 million more in rebranding costs, primarily driven by the termination of the Chevron fuel purchase contract in order to rebrand certain sites in Florida from Chevron to ExxonMobil.

Depreciation and Amortization

Depreciation and amortization increased $6.6 million to $21.5 million for the nine months ended September 30, 2014, from $14.9 million for the same period in 2013. This increase was driven by $5.8 million of incremental depreciation and amortization resulting from the 2013 and 2014 acquisitions, a $0.2 million write-off of the trademark associated with the Rogers acquisition as a result of rebranding those sites and $0.5 million of impairment charges related to two sites.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $10.2 million to $22.2 million for the nine months ended September 30, 2014, compared with $12.0 million for the same period in 2013. PMI drove $7.3 million of the increase, which was comprised primarily of management fees incurred with an affiliate, $5.6 million of acquisition costs as well as professional fees and non-income taxes. Excluding the results of PMI, the remaining increase was primarily due to the change in the management fee structure under the omnibus agreement and the increase in fuel volume, which resulted in an increase of $1.1 million and an increase in equity-based compensation expense of $1.4 million.

Acquisition costs incurred during the nine months ended September 30, 2014 and 2013, were $6.1 million and $1.0 million, respectively.

Gains on Sales of Assets, net

The gain recorded for the nine months ended September 30, 2014, related primarily to two site divestitures.

Interest Expense

Interest expense increased $2.7 million to $12.9 million for the nine months ended September 30, 2014, compared with $10.2 million for the same period in 2013. The seller financing issued in connection with the Rocky Top acquisition resulted in an increase of $1.5 million. Also, interest expense increased $0.7 million as a result of higher average borrowings on the credit facility. In addition, deferred financing costs of $0.7 million were written off in 2014 as a result of changes in lenders in the amended credit facility. Further, an additional $0.3 million of financing costs were expensed in 2014 related to the July 2014 amendment of the credit facility. Partially offsetting these increases was a $0.5 million decrease in amortization of deferred financing costs as a result of extending the term of the credit facility in March 2014 and a $0.5 million decrease in interest associated with sale-leaseback transactions as a result of a decrease in the outstanding balance.

Income Tax Expense

We recorded a $4.6 million benefit for the nine months ended September 30, 2014 compared to a benefit of $0.1 million for the same period in 2013. The benefit recorded in 2014 was driven by a partial release of the valuation allowance against deferred tax assets of $5.2 million. The release was driven by the recognition of net deferred tax liabilities associated with the preliminary purchase price allocation related to the acquisition of PMI. Since the purchase price allocation is preliminary, such release is subject to change and such change could be material. Further, in conjunction with our ongoing review of actual results and anticipated future earnings, we continuously reassess the possibility of releasing the remaining $1.9 million valuation allowance on deferred tax assets. It is reasonably possible that a significant portion of the valuation allowance will be released within the next twelve months.

The valuation allowance release was partially offset by the impact of certain nondeductible acquisition costs and the taxable gain on the sale of the Lubricants Business for which a portion related to nondeductible goodwill. Deferred tax expense of $1.2 million related primarily to the settlement of certain supplemental executive retirement plan liabilities of PMI. The current income tax benefit resulting from this settlement was offset by current income tax expense on the taxable gain on the sale of the Lubricants Business.

The deferred tax benefit recorded in 2013 was primarily related to a partial valuation allowance release in connection with the Express Lane acquisition and subsequent assignment of property and equipment by the Partnership to LGWS.

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are to finance current operations, fund acquisitions from time-to-time, and to service our debt. We expect our ongoing sources of liquidity to include cash generated by our operations and borrowings under the Credit Facility and, if available to us on acceptable terms, issuances of equity and debt securities. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as make acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. A material decrease in our cash flow from operating activities would also likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional common units and/or debt securities. As a normal part of our business, depending on market conditions, we will, from time-to-time, consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods.

We intend to pay at least a minimum quarterly distribution of $0.4375 per unit per quarter, which equates to approximately $10.0 million per quarter, or $40.2 million per year, based on the current number of common and subordinated units outstanding. We do not have a legal obligation to pay this distribution and our Credit Facility includes certain restrictions on our ability to make distributions. We have increased our distribution since our initial public offering as summarized in “Overview.”

Comparison of Cash Flows for the Nine Months Ended September 30, 2014 and 2013

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Variance
Net cash provided by operating activities	$8,431	$27,257	$(18,826)
Net cash used in investing activities	(106,396)	(33,415)	(72,981)
Net cash provided by financing activities	97,119	1,572	95,547

Net cash provided by operating activities includes balance sheet changes arising from wholesale motor fuel purchasing patterns, the timing of collections on our accounts receivable, the seasonality of our business, fluctuations in wholesale motor fuel prices, our working capital requirements and general market conditions.

The decrease in net cash provided by operating activities resulted from a decrease in net income of $6.7 million and a decrease in the change in working capital and other assets and liabilities of $15.7 million, partially offset by an increase in net non-cash charges of $3.5 million.

The decrease in the change in working capital and other assets and liabilities was primarily driven by differences in timing of collection of credit card payments.

Net non-cash charges were higher in 2014 as a result of higher depreciation and amortization and equity-based compensation expense, partially offset by increases in the deferred tax benefit and gains on sales of assets.

The increase in net cash used in investing activities was driven by the cash paid for the Atlas and PMI acquisitions in 2014, partially offset by the proceeds on the divestiture of the lubricants business. In addition, lower proceeds from sales of property and equipment and higher capital expenditures were partially offset by higher principal payments on notes receivable.

The increase in net cash provided by financing activities resulted from the equity offering in September 2014 that resulted in net proceeds of $135.0 million, a $4.7 million decrease in payments on lease financing obligations and the $3.5 million payment to LGO in 2013 for the commission sites, partially offset by a $33.1 million decrease in net repayments on the Credit Facility, a $10.5 million increase in distributions paid and a $4.2 million increase in financing costs paid.

Capital Expenditures

We make investments to expand, upgrade and enhance existing assets. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those capital expenditures required to maintain our long-term operating income or operating capacity. We anticipate maintenance capital expenditures will be funded primarily with cash generated by operations. We had approximately $2.0 million and $1.9 million in maintenance capital expenditures for the nine months ended September 30, 2014 and 2013, respectively, which are included in purchases of property and equipment in our statements of cash flows.

Expansion capital expenditures are those capital expenditures that we expect will increase our operating income or operating capacity over the long term. We have the ability to fund our expansion capital expenditures by additional borrowings under the Credit Facility or, if available to us on acceptable terms, issuing additional equity, debt securities or other options, such as the sale of assets. We cannot assure you that we can complete any offering of securities or other options on terms acceptable to us, if at all. We had approximately $116.2 million and $30.6 million in expansion capital expenditures for the nine months ended September 30, 2014 and 2013, respectively.

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

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Reconciliation of EBITDA and Adjusted EBITDA to net income:
Net income	$4,163	$4,924	$7,483	$14,150
Plus:
Depreciation and amortization	8,335	5,212	21,518	14,915
Income tax benefit	(803)	(723)	(4,579)	(60)
Interest expense	5,162	3,352	12,901	10,241

EBITDA	16,857	12,765	37,323	39,246
Equity-based incentive compensation expense	1,629	1,245	3,572	2,223
Equity-based director compensation expense	196	140	303	231
Losses (gains) on sales of assets, net	49	—	(1,484)	(47)

Adjusted EBITDA	$18,731	$14,150	$39,714	$41,653

Reconciliation of EBITDA and Adjusted EBITDA to net cash provided by (used in) operating activities:
Net cash provided by operating activities	$5,954	$13,132	$8,431	$27,257
Changes in certain operating assets and liabilities	8,791	(2,117)	20,401	5,258
Interest expense	5,162	3,352	12,901	10,241
Others items, net	(3,050)	(1,602)	(4,410)	(3,510)

EBITDA	16,857	12,765	37,323	39,246
Equity-based incentive compensation expense	1,629	1,245	3,572	2,223
Equity-based director compensation expense	196	140	303	231
Losses (gains) on sales of assets, net	49	—	(1,484)	(47)

Adjusted EBITDA	$18,731	$14,150	$39,714	$41,653

Reconciliation of Distributable Cash Flow
Adjusted EBITDA	$18,731	$14,150	$39,714	$41,653
Less:
Cash interest expense	(4,150)	(2,698)	(10,515)	(8,228)
Maintenance capital expenditures (a)	(1,002)	(1,120)	(1,986)	(1,865)
Current income tax expense	(24)	(364)	(89)	(1,036)

Distributable Cash Flow	$13,555	$9,968	$27,124	$30,524

(a)	Under our partnership agreement, maintenance capital expenditures are capital expenditures made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are those made to maintain existing contract volumes, including payments to renew existing distribution contracts, or to maintain our sites in leasable condition, such as parking lot or roof replacement/renovation, or to replace equipment required to operate our existing business.

Contractual Obligations

The following table sets forth our contractual obligations that are required to be settled in cash as of September 30, 2014 (in thousands):

	Payments due by period
	Total	Remaining in 2014	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(in thousands)
Long-term debt (a)	$197,064	$1,802	$37,798	$11,060	$146,404
Financing obligations (b)	96,646	1,518	12,239	12,195	70,694
Operating lease obligations (c)	135,434	5,879	33,391	26,225	69,939
Management fees (d)	16,750	2,010	14,740	—	—
Other long-term liabilities (e)	—	—	—	—	—

Total	$445,894	$11,209	$98,168	$49,480	$287,037

(a)	The Partnership’s credit facility expires March 4, 2019 and thus the principal balance outstanding at September 30, 2014 is included in the 4-5 year period. Interest, which is based on variable rates, was assumed to remain constant at a weighted-average rate of 3.5%. The amounts above include $26.2 million of financing incurred in connection with the Rocky Top acquisition, which is payable in August 2015 at the earliest. Amounts also include estimated interest expense.
(b)	The lease financing obligations consist of principal and interest payments due on sale-leaseback transactions for which the sale was not recognized because we retained continuing involvement in the underlying sites. Also included are principal and interest payments due on capital lease obligations, including the portions of the Getty lease agreements being accounted for as capital lease obligations.
(c)	These operating leases expire through December 2028.
(d)	As noted previously, effective July 1, 2014, the Partnership pays DMI a management fee of $670,000 per month plus a variable fee of between zero and $0.003 per gallon for wholesale fuel distribution and $0.015 per gallon for retail fuel distribution at sites we operate.
(e)	Under the terms of various supply agreements, the Partnership is obligated to minimum volume purchases measured in gallons of motor fuel. Future minimum volume purchase requirements are 103 million gallons for the remainder of 2014 and 377 million gallons for 2015, reducing to 242 million gallons in 2018. Future minimum volume purchase requirements from 2019 through 2030 total 2.5 billion gallons. The aggregate dollar amount of the future minimum volume purchase requirements is dependent on the future weighted average wholesale cost per gallon charged under the applicable supply agreements. The amounts and timing of the related payment obligation cannot be reasonably estimated. As a result, payment of these amounts has been excluded from the table above.

Long-term Debt

Debt outstanding at September 30, 2014 and December 31, 2013 was as follows (in thousands):

	September 30, 2014	December 31, 2013
Revolving credit facility	$145,555	$146,330
Financing associated with Rocky Top acquisition	26,250	26,250
Note payable	942	980

Total	172,747	173,560
Current portion	26,302	51

Long-term debt	$146,445	$173,509

Credit Facility

In March 2014, we entered into the Credit Facility which was amended in September 2014. The Credit Facility is a senior secured revolving credit facility maturing March 4, 2019 with a total borrowing capacity of $550.0 million, under which swing-line loans may be drawn up to $10.0 million and standby letters of credit may be issued up to an aggregate of $45.0 million. The Credit Facility may be increased, from time to time, upon our written request, subject to certain conditions, up to an additional $100.0 million. All obligations under the Credit Facility are secured by substantially all of our assets. The notional amount of availability at September 30, 2014, was $388.1 million.

Borrowings under the Credit Facility bear interest, at our option, at (1) a rate equal to the London Interbank Offering Rate (“LIBOR”), for interest periods of one week or one, two, three or six months, plus a margin of 2.00% to 3.25% per annum, depending on our total leverage ratio (as defined) or (2) (a) a base rate equal to the greatest of: (i) the federal funds rate, plus 0.5%, (ii) LIBOR for one month interest periods, plus 1.00% per annum or (iii) the rate of interest established by the agent, from time to time, as its prime rate, plus (b) a margin of 1.00% to 2.25% per annum depending on our total leverage ratio. In addition, we incur a commitment fee based on the unused portion of the revolving credit facility at a rate of 0.35% to 0.50% per annum depending on our total leverage ratio. The weighted-average interest rate on outstanding borrowings at September 30, 2014 was 3.5%. Letters of credit outstanding at September 30, 2014 and December 31, 2013 totaled $16.4 million and $12.3 million, respectively.

We are required to comply with certain financial covenants under the Credit Facility. Effective July 2, 2014, we are required to maintain a total leverage ratio (as defined) for the most recently completed four fiscal quarters of less than or equal to 5.50:1.00 for the period of April 1, 2014, through September 30, 2014; and 5.00:1.00 for the period of October 1, 2014, through December 31, 2014, and 4.50:1.00 for periods thereafter, except for periods following a material acquisition. However, if an offering of Equity Interests (as defined) in the Partnership occurs after July 2, 2014, but prior to December 31, 2014, the total leverage ratio shall not exceed 4.50:1.00 for the fiscal quarter ending December 31, 2014; and the total leverage ratio shall not exceed 5.00:1.00 for the two full fiscal quarters following the closing of a material acquisition or 5.50:1.00 upon the issuance of Qualified Senior Notes (as defined) in the aggregate principal amount of $175.0 million or greater. We are also required to maintain a senior leverage ratio (as defined) after the issuance of Qualified Senior Notes of $175.0 million or greater of less than or equal to 3.00:1.00 and a consolidated interest coverage ratio (as defined) of at least 2.75 to 1.00.

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

Commodity Price Risk

Effective September 1, 2013, we assumed the lessor position for commission sites previously operated by LGO. Since then, we record retail sales of motor fuels to the end customer. Further, with the PMI acquisition, we have significantly more retail sales of motor fuels. We carry inventory on our balance sheet for the period from the purchase of the motor fuels from the third party suppliers to the retail sale to the end customer. During this period we are exposed to commodity price risk as it relates to motor fuel price fluctuations. During periods of market volatility the retail segment margins could be significantly impacted. We currently do not hedge against this commodity price risk but may in the future. As of September 30, 2014, we had $7.7 million of motor fuel inventory. A $0.01 change in motor fuel pricing would not have been significant.

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

As of September 30, 2014, we had $145.6 million outstanding on our revolving credit facility at an average interest rate of 3.5%. A one percentage point change in our average rate would impact annual interest expense by an aggregate of approximately $1.5 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. As a result of the acquisition of our general partner, the following risk factors are supplemental to those discussed in our Annual Report on Form 10-K.

CST controls us and may have conflicts of interest with us in the future.

Through its acquisition of the Partnership’s general partner, effective October 1, 2014, CST now controls the Partnership, including the election of directors; decisions regarding mergers, consolidations or acquisitions, the sale of all or substantially all of our assets and other matters affecting our capital structure; and other significant decisions that could impact the financial results of the Partnership and the amount of cash available for distributions to unitholders. In addition, CST may compete directly with us for future acquisitions, which may conflict with our core strategy to grow our business and increase distributions to unitholders. As long as CST continues to own the General Partner, it will continue to be able to effectively control our decisions.

If we are unable to make acquisitions on economically acceptable terms from CST or third parties, our future growth and ability to increase distributions to unitholders will be limited.

Our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions that result in an increase in cash flow. Our growth strategy is based, in large part, on our expectation of ongoing divestitures of retail and wholesale fuel distribution assets by industry participants, inclusive of CST. CST has no contractual obligations to contribute any assets to us or accept any offer for its assets that we may choose to make. If we are unable to make acquisitions from CST or third parties for any reason, including if we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, we are unable to obtain financing for these acquisitions on economically acceptable terms, we are outbid by competitors or we or the seller are unable to obtain any necessary consents, our future growth and ability to increase distributions to unitholders will be limited. In addition, if we consummate any future acquisitions, our capitalization and results of operations may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

Any acquisitions, including future contributions to us of assets by CST, are subject to substantial risks that could adversely affect our financial condition and results of operations and reduce our ability to make distributions to unitholders.

Any acquisitions, and any future contributions of assets to us by CST, involve potential risks, including, among other things:

•	the validity of our assumptions about revenues, capital expenditures and operating costs of the acquired business or assets, as well as assumptions about achieving synergies with our existing business;

•	the validity of our assessment of environmental and other liabilities, including legacy liabilities;

•	the costs associated with additional debt or equity capital, which may result in a significant increase in our interest expense and financial leverage resulting from any additional debt incurred to finance the acquisition, or the issuance of additional common units on which we will make distributions, either of which could offset the expected accretion to our unitholders from any such acquisition and could be exacerbated by volatility in the equity or debt capital markets;

•	a failure to realize anticipated benefits, such as increased available cash per unit, enhanced competitive position or new customer relationships;

•	a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity to finance the acquisition; and

•	the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges.

Also, our reviews of businesses or assets proposed to be acquired are inherently imperfect because it generally is not feasible to perform an in-depth review of businesses and assets involved in each acquisition. Even a detailed review of assets and businesses may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the assets or businesses to fully assess their deficiencies and potential. For example, inspections may not always be performed on every asset, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken.

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

CROSSAMERICA PARTNERS LP

By: CROSSAMERICA GP LLC, its General Partner

Date: November 7, 2014	By:	/s/ Mark L. Miller
	Name:	Mark L. Miller
	Title:	Chief Financial Officer of CrossAmerica Partners GP LLC
(On behalf of the registrant, and in the capacity as principal financial officer)

EXHIBIT INDEX

10.1	Waiver, Second Amendment to the Third Amended and Restated Credit Agreement and Joinder dated as of September 30, 2014, by and among Lehigh Gas Partners LP and Lehigh Gas Wholesale Services, Inc., together as the Borrowers, the Guarantors party thereto, the Lenders party thereto and Citizens Bank of Pennsylvania, as Administrative Agent on behalf of the Lenders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K for Lehigh Gas Partners LP, filed on October 3, 2014)

10.2 *	Lehigh Gas Partners LP Executive Income Continuity Plan (as amended)

31.1 *	Certification of Principal Executive Officer of Lehigh Gas GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 *	Certification of Principal Financial Officer of Lehigh Gas GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 †	Certification of Principal Executive Officer of Lehigh Gas GP LLC pursuant to 18 U.S.C. §1350

32.2 †	Certification of Principal Financial Officer of Lehigh Gas GP LLC pursuant to 18 U.S.C. §1350

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.