Form 10-K
period 2014-12-31
CrossAmerica Partners LP
filed 2015-02-27
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value as of June 30, 2014, of the registrant’s common units held by non-affiliates of the registrant based on the reported closing price of $26.87 of such common units on the New York Stock Exchange on such date was $284.0 million. Common units held by affiliates of the registrant have been excluded from the calculation. The determination of the affiliate status is not necessarily a conclusive determination for other purposes.

As of February 20, 2015, the registrant had outstanding 16,935,650 common units and 7,525,000 subordinated units outstanding.

In connection with the acquisition of the membership interests of the General Partner of Lehigh Gas Partners LP, Lehigh Gas Partners LP changed its name to CrossAmerica Partners LP effective October 1, 2014 and began trading on the New York Stock Exchange under the ticker symbol “CAPL” effective October 6, 2014.

Documents Incorporated by Reference: None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and oral statements made regarding the subjects of this Annual Report may contain forward-looking statements, which may include, but are not limited to, statements regarding our plans, objectives, expectations and intentions and other statements that are not historical facts, including statements identified by words such as “outlook,” “intends,” “plans,” “estimates,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “anticipates,” “foresees,” or the negative version of these words or other comparable expressions. All statements addressing operating performance, events, or developments that the Partnership expects or anticipates will occur in the future, including statements relating to revenue growth and earnings or earnings per unit growth, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. The forward-looking statements are based upon our current views and assumptions regarding future events and operating performance and are inherently subject to significant business, economic and competitive uncertainties and contingencies and changes in circumstances, many of which are beyond our control. The statements in this Annual Report are made as of the date of this report, even if subsequently made available by us on our website or otherwise. We do not undertake any obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Annual Report.

Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Achieving the results described in these statements involves a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the following factors:

•	Availability of cash flow to pay minimum quarterly distribution on our common units;

•	The availability and cost of competing motor fuels;

•	Fuel price volatility or a reduction in demand for motor fuels;

•	Competition in the industries and geographical areas in which we operate;

•	The consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	Our existing or future indebtedness;

•	Our liquidity, results of operations and financial condition;

•	Failure to comply with applicable regulations or governmental policies;

•	Future legislation and changes in regulations or governmental policies or changes in enforcement or interpretations thereof;

•	Future income tax legislation;

•	Changes in energy policy;

•	Increases in energy conservation efforts;

•	Technological advances;

•	Volatility in the capital and credit markets;

•	The impact of worldwide economic and political conditions;

•	The impact of wars and acts of terrorism;

•	Weather conditions or catastrophic weather-related damage;

•	Earthquakes and other natural disasters;

•	Hazards and risks associated with transporting and storing motor fuel;

•	Unexpected environmental liabilities;

•	The outcome of pending or future litigation;

•	CST’s business strategy and operations and CST’s conflicts of interest with us;

•	The ability of CST to successfully integrate our operations and employees; and

•	Other factors, including those discussed in “Item 1A. Risk Factors.”

See “Item 1A. Risk Factors.” All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties. We caution you that the important factors referenced above may not contain all of the factors that are important to you. We cannot assure you that projected results or events reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements included in this annual report are made as of the date of this report. We undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

ABOUT THIS ANNUAL REPORT

We use the following terms to refer to the items indicated:

•	“We,” “us,” “our,” the “Partnership,” “CrossAmerica” or like terms refer to CrossAmerica Partners LP, a Delaware limited partnership, (formerly Lehigh Gas Partners LP ) and, where appropriate in context, to one or more of its subsidiaries, or all of them taken as a whole.

•	“General Partner” refers to CrossAmerica GP, LLC (formerly Lehigh Gas GP).

•	“CST” refers to CST Brands, Inc. who acquired 100% of the membership interest in our General Partner on October 1, 2014 (the “GP Purchase”). Since the General Partner controls the Partnership, CST controls the Partnership.

•	“DMI” refers to Dunne Manning, Inc. (formerly Lehigh Gas Corporation).

•	“IPO” refers to our initial public offering that occurred on October 30, 2012. In connection with the IPO, a portion of the business of Dunne Manning Inc. “DMI”) and its subsidiaries and affiliates was contributed to the Partnership.

•	“Predecessor” or “Predecessor Entity” refer to the wholesale distribution business of Lehigh Gas—Ohio, LLC, and real property and leasehold interests contributed to us in connection with the IPO by Joseph V. Topper, Jr., the Chief Executive Officer and President of our General Partner and/or his affiliates. This was the portion of the business of DMI and its subsidiaries and affiliates contributed to the Partnership in connection with the IPO.

•	References in this annual report to “LGO” refer to Lehigh Gas—Ohio, LLC, a related party. All of LGO’s wholesale distribution business was contributed to us in connection with the IPO.

•	References to the “Topper Group” refer to Joseph V. Topper, Jr., collectively with those of his affiliates and family trusts that have ownership interests in our Predecessor, including DMI. A trust of which Joseph V. Topper, Jr. is a trustee owns all of the outstanding stock of DMI. The Topper Group, including DMI, holds a significant portion of our limited partner interests.

•	As a result of the IPO and the concurrent contribution of certain assets and liabilities from DMI and its affiliates to the Partnership, we applied a successor / predecessor presentation in which balances pertaining to the period from October 31, 2012 through December 31, 2012, the successor period, are presented separately from balances pertaining to the period from January 1, 2012 through October 30, 2012, the predecessor period.

•	“PMI acquisition” refers to our purchase of Petroleum Marketers, Incorporated which operates in two primary lines of business: convenience stores and petroleum products distribution.

We distribute motor fuel through our wholesale and retail fuel distribution channels to the classes of trade described below:

Wholesale Fuel Distribution

Lessee Dealers

•	We either own or lease the property and then lease or sublease the site to a dealer.

•	The dealer owns all fuel and convenience store inventory.

•	We collect wholesale fuel margins via two types of contracts: a fixed cent per gallon margin (“rack plus”) or a variable cent per gallon margin (“dealer tank wagon” or “DTW”) through the exclusive distribution contract with the dealer.

•	Exclusive distribution contracts with dealer run concurrent in length to the site lease period (generally three years after an initial one-year trial term).

•	Dealer sets the retail price at the pump and owns retail fuel margins and convenience store profits.

•	Leases are generally triple net leases.

Independent Dealers and Sub-Wholesalers

•	Independent dealer owns or leases the property and owns all fuel and convenience store inventory.

•	We contract to exclusively distribute fuel to the independent dealer at a fixed cent per gallon margin and, in some cases, DTW.

•	Distribution contracts with independent dealers are typically 7-10 years in length.

•	Contracts with sub-wholesalers are generally 10 years in length.

CST

•	In conjunction with the joint acquisitions we have done with CST, we own the property and then lease the site to CST.

•	We entered into a 10-year fuel distribution agreement with CST, pursuant to which we distribute to CST motor fuels at a fixed mark-up per gallon.

•	We enter into 10-year lease agreements with CST pursuant to which CST leases sites from us.

•	CST owns all fuel and convenience store inventory.

•	CST sets the retail price at the pump and owns retail fuel margins and convenience store profits.

•	Leases are triple net leases.

LGO

•	We own or lease the property and then lease or sublease the site to LGO.

•	We entered into a 15-year master wholesale supply agreement with LGO at the time of the IPO, pursuant to which we distributed to LGO motor fuels at a variable rate mark-up per gallon consistent with market mark-ups through September 30, 2014 and at a fixed mark-up per gallon since October 1, 2014.

•	We enter into 15-year lease agreements with LGO pursuant to which LGO leases sites from us.

•	LGO owns all fuel and convenience store inventory.

•	LGO sets the retail price at the pump and owns retail fuel margins and convenience store profits.

•	Leases are triple net leases.

Retail Fuel Distribution

Commission Sites

•	We own or lease the property and then lease or sublease the site to the commission agent, who pays rent to us and operates all the non-fuel related operations at the sites for their own account.

•	We own the motor fuel inventory at the sites, set the fuel pricing at the sites, and generate revenue from the retail sale of motor fuels to the end customer.

•	We pay the commission agent a commission for each gallon of fuel sold at the site.

•	We maintain inventory from the time of the purchase of motor fuels from third party suppliers until the retail sale to the end customer at the commission sites. The inventory amount at the sites averages about 3-days’ worth of motor fuels sales.

•	Lehigh Gas Wholesale LLC (“LGW”) distributes fuel on a wholesale basis to Lehigh Gas Wholesale Services, Inc. (“LGWS”), which owns the motor fuel inventory and distributes fuel to retail customers. LGW records qualifying wholesale fuel distribution gross income and LGWS records the non-qualifying retail distribution gross income.

Company Operated

•	We own or lease the property, operate the convenience store and retain all profits from fuel and non-fuel operations at 87 sites operated by PMI.

•	We own the motor fuel inventory at the sites, set the fuel pricing at the sites, and generate revenue from the retail sale of motor fuels to the end customer.

•	We maintain inventory from the time of the purchase of motor fuels from third party suppliers until the retail sale to the end customer. The inventory amount at the sites averages about 3-days’ worth of motor fuels sales.

•	LGW distributes on a wholesale basis a significant portion of the fuel required by PMI, which owns the motor fuel inventory and distributes fuel to retail customers. LGW records qualifying wholesale fuel distribution gross income and PMI records the non-qualifying retail distribution gross income.

Overview

We are a Delaware limited partnership formed to engage in the distribution of motor fuels, consisting of gasoline and diesel fuel, and to own and lease real estate used in the retail distribution of motor fuels. Our primary business objective is to make quarterly cash distributions to our unitholders and, over time, to increase our quarterly cash distributions. The amount of any distribution is subject to the discretion of the board of directors of our General Partner which may modify or revoke our cash distribution policy at any time. Our partnership agreement does not require us to pay any distributions.

We own and lease sites primarily located in prime locations with strong motor fuel demand. Our sites are located in Pennsylvania, New Jersey, Ohio, New York, Massachusetts, Kentucky, New Hampshire, Maine, Florida, Maryland, Delaware, Tennessee, Virginia, Illinois, Indiana and West Virginia. We also distribute motor fuel in Georgia and North Carolina. As a result of the Erickson and Landmark acquisitions in 2015, we also own and lease sites in Minnesota, Michigan, Wisconsin, South Dakota and Texas. Based on the most recent data available from the Energy Information Agency, of the 23 states in which we distribute motor fuel, nine were among the top ten consumers of gasoline in the United States and eight were among the top ten consumers of on-highway diesel fuel in the United States for 2013.

We operate in two segments, wholesale and retail. Since our Predecessor was founded in 1992, we have generated revenues from the wholesale distribution of motor fuels to retail sites and from real estate leases. In the third quarter of 2013, we also began generating revenues, on a select basis, through the retail distribution of motor fuels at sites operated by commission agents. In the second quarter of 2014, as a result of the PMI acquisition, we began generating revenues from the operation of 87 convenience stores and nine branded, co-located quick-service restaurants.

We believe consistent demand for motor fuels in the areas where we operate and the contractual nature of our rent income provides a stable source of cash flow. Cash flows from the wholesale distribution of motor fuels are generated primarily by a per gallon margin that is either a fixed or variable mark-up per gallon, depending on our contract terms. By delivering most motor fuels through independent carriers on the same day we purchase the motor fuels from suppliers, we seek to minimize the commodity price risks typically associated with the purchase and sale of motor fuels.

For the year ended December 31, 2014, we were one of the ten largest independent distributors by volume in the United States for ExxonMobil, BP and Motiva. Approximately 95% of the motor fuels we distributed in the year ended December 31, 2014 were branded, including Chevron, Sunoco, Valero, Gulf and Citgo brands.

We also generate revenues from rent income primarily by collecting rent from lessee dealers, commission agents, CST and LGO pursuant to lease agreements. Our lease agreements with lessee dealers, commission agents, CST and LGO had average remaining lease terms of approximately 2.7, 3.3, 9.8 and 13.1 years as of December 31, 2014, respectively. The terms of our lease agreements with the operators generally run concurrently with the terms of the wholesale supply agreements at the sites, and the lease agreements generally require the operators to purchase their motor fuel from us.

As of December 31, 2014, approximately 60% of the sites to which we distribute motor fuels were owned or leased by us. In addition, we have agreements requiring the operators of these sites to purchase motor fuels from us.

As noted above, in the third quarter of 2013, we also began generating revenues from the retail distribution of motor fuels. As of December 31, 2014, we sold retail fuels at approximately 163 sites. At 76 of these sites, we operate the retail fuel operations through a third-party commission agent and lease the non-fuel site operations to the commission agent. Our lease agreements with the commission agents had an average remaining lease term of approximately 3.3 years as of December 31, 2014. The commission agent pays rent to us for the use of the non-fuel related real and personal property at the site. The commission agent operates the non-fuel related operations at the site for its own account and receives from us a fixed rate per gallon of motor fuel distributed to the retail consumer. Following our PMI acquisition in the second quarter of 2014, we also began directly distributing retail fuel at 87 convenience stores. In addition to retail fuel distribution at these sites, we also operate and generate revenues from the convenience stores and nine branded, co-located quick-service restaurants. For 2014, we distributed an aggregate of approximately 906.2 million gallons of motor fuels. As of December 31, 2014, we distributed motor fuels to 1,074 sites, comprised of the following classes of trade:

•	416 sites operated by independent dealers;

•	21 sites owned by us and operated by CST;

•	200 sites owned or leased by us and operated by LGO;

•	274 sites owned or leased by us and operated by lessee dealers;

•	76 sites owned or leased by us and operated by commission agents;

•	87 sites owned or leased and operated by us; and

•	17 sub-wholesalers and sold various other products to commercial and residential customers.

Business Strategies

Our primary business objective is to make quarterly cash distributions to our unitholders and, over time, to increase our quarterly cash distributions by executing the following strategies:

•	Utilize our relationship with CST to maintain and grow our cash flow. We intend to acquire real estate, wholesale fuel distribution and related assets from CST that are expected to generate additional income. We also plan to pursue strategic business acquisition opportunities jointly with CST.

•	Expand within and beyond our core markets through acquisitions. Since our IPO in October 2012 and through February 20, 2015, we completed eleven acquisitions, acquiring a total of 337 fee and leasehold sites for total consideration of $488.3 million. We intend to continue to grow our business through strategic and accretive acquisitions of sites and wholesale distribution businesses both within our existing area of operations and in new geographic areas. We expect our relationship with CST will enhance our ability to execute acquisitions.

•	Own or lease sites in prime locations and seek to enhance the cash flow potential of these sites. As of December 31, 2014, we owned or leased 658 sites that are primarily located in prime locations with strong motor fuel demand. These sites serve customers seeking convenient fueling locations on roads and intersections with heavy traffic. We constantly evaluate opportunities to enhance the cash flow potential of our sites. For example, at our sites we may install car washes, convert service bays into convenience stores or upgrade convenience stores to quick service restaurants. These enhancements improve our ability to charge increased rents and increase the wholesale distribution potential of these sites.

•

Increase our wholesale motor fuel distribution business by expanding market share. As we seek to increase the number of sites we own and lease, we expect to have a commensurate increase in our wholesale distribution business due to the addition of these new sites. Furthermore, we believe that our standing in 2014 as a top ten independent distributor by volume in the United States for ExxonMobil, BP and Motiva enables us to capitalize on the reduction by major integrated oil companies of the number of wholesalers with which they do business. As smaller wholesale distributors experience difficulties purchasing motor fuels from major integrated oil companies and refiners, we have been able, and believe that we will continue to be able, to successfully target and sell motor fuels to these wholesalers on a sub-wholesaling basis.

•	Maintain strong relationships with major integrated oil companies and refiners. Our relationships with suppliers of branded motor fuels are crucial to the operation and growth of our business. These relationships have allowed us to consistently negotiate supply agreements with competitive terms.

•	Manage risk by mitigating exposure to environmental liabilities. In acquiring properties, we use environmental consultants to perform due diligence regarding the property to assess the exposure to risk of environmental contamination, if any. Typically, when an acquired site requires remediation, either the seller funds an escrow account for the cost to remediate the property, or the seller retains the obligation to remediate the property. We also seek to purchase environmental insurance policies to contain costs in the event that the escrowed amounts are inadequate or if there are unknown pre-existing conditions at a location discovered in the future. In addition, we participate in state programs, where available, that may also assist in funding the costs of environmental liabilities.

Competitive Strengths

We believe the following competitive strengths will enable us to achieve our primary business objective:

•	Our relationship with CST. CST, the owner of our general partner, is one of the largest independent retailers of motor fuel and convenience merchandise items in the United States and eastern Canada with approximately 1,900 locations as of December 31, 2014. In 2014, CST distributed 1.9 billion gallons of motor fuel at its approximately 1,000 sites within the United States.

•	Stable cash flows from real estate rent income and wholesale motor fuel distribution. We generate revenue from rent at our sites and earn a per gallon margin on the wholesale distribution of motor fuels. We collect rent from the lessee dealers, commission agents, CST and LGO pursuant to lease agreements. Our lease agreements with lessee dealers, commission agents, CST and LGO had average remaining lease terms of approximately 2.7 years, 3.3 years, 9.8 years and 13.1 years, respectively, as of December 31, 2014. We sell motor fuel on a wholesale basis to lessee dealers, independent dealers, commission agents, CST, LGO and sub-wholesalers. We receive a per gallon margin that is either a fixed mark-up per gallon or a variable rate mark-up per gallon. At sites we own or lease, the term of the supply agreement is generally concurrent with the term of our lease with the lessee dealer, CST or LGO. In addition, our wholesale contracts prohibit customers from purchasing motor fuels from other distributors. We believe that the contractual nature of our rent income and the consistent demand for motor fuel in the areas where we operate provide a stable source of cash flow.

•	Established history of acquiring sites and successfully integrating these sites and operations into our existing business. We have grown our business from 11 owned sites in 2004 to 314 owned sites as of December 31, 2014. Since our IPO in October 2012 and through February 20, 2015, we have completed eleven acquisitions for a total of 337 fee and leasehold properties for total consideration of $488.3 million. Our strong industry relationships, access to capital, ability to complete acquisitions and environmental risk management expertise have allowed us to find multiple sites and negotiate transactions that are on attractive terms. Furthermore, we have successfully integrated our acquisitions into our existing business by reducing overhead costs and realizing economies of scale associated with our wholesale distribution business.

•	Long-term relationships with major integrated oil companies and refiners. We have established long-term relationships and supply agreements with companies that are among the largest suppliers of branded motor fuel in the United States. During 2014, our wholesale business purchased approximately 37%, 28% and 22% of its motor fuel from ExxonMobil (a supplier of ours since 2002), BP (a supplier of ours since 2009) and Motiva (a supplier of ours since 2004), respectively. Our prompt payment history and good credit standing with our suppliers allow us to receive certain term discounts on our fuel purchases, which increases the profitability of our wholesale distribution business. We believe that these relationships and payment terms are not easily replicated by competitors in the markets we serve.

•	Prime real estate locations in areas with high traffic and considerable motor fuel consumption. We derive our rent income from sites we own or lease that provide convenient fueling locations in areas that are densely populated. Based on the most recent data available from Energy Information Agency, of the 23 states in which we distribute fuel, nine were among the top ten consumers of gasoline and eight were among the top ten consumers of on-highway diesel fuel in the United States for 2013. Over 85% of our sites were located in high-traffic metropolitan and urban areas as of December 31, 2014. We believe that the limited availability of undeveloped real estate, particularly in the northeastern U.S., presents a high barrier to entry for the development of competing sites.

•	Financial flexibility to pursue acquisitions and other expansion opportunities. We amended and restated our credit facility in September 2014 to provide additional liquidity, and as of December 31, 2014, we had approximately $333.2 million in nominal availability under our credit facility for future acquisitions or working capital purposes, depending on our needs. We also raised $135.0 million of net proceeds in an equity offering in September 2014. We believe that our borrowing capabilities available under our credit agreement and our ability to access the public capital markets provide us with the financial flexibility to pursue acquisition and expansion opportunities.

•	Extensive industry experience of our senior management team. Our Chief Executive Officer, Chief Financial Officer and President have, on average, over 24 years of experience in the ownership and operation of businesses that distribute motor fuel. Furthermore, our senior management team has extensive relationships with suppliers, customers, brokers and other industry contacts that are crucial to the successful operation and growth of our business.

Recent Acquisitions

Since our IPO in October 2012 and through February 20, 2015, we have completed eleven acquisitions for a total of 337 fee and leasehold sites for total consideration of $488.3 million. Summarized below are our acquisitions in the past two years.

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

PMI Acquisition

On April 28, 2014, we exercised an option (“the Option”) to purchase 100% of the membership interests of Pinehurst Petroleum, LLC (“Pinehurst”) from Joseph L. Smith III and John A. Kopfer, Jr. (collectively “Smith/Kopfer”) for $4.0 million. Pinehurst’s sole asset was an Agreement and Plan of Merger among Pinehurst, PMI Merger Sub, Inc., a wholly-owned subsidiary of Pinehurst(“Sub”), Petroleum Marketers, Incorporated (“PMI”), Petroleum Marketers, Incorporated Employee Stock Ownership Trust and Ronald R. Hare, in his capacity as representative (the “Merger Agreement”), pursuant to which Pinehurst agreed to acquire all of the shares of PMI for $73.5 million inclusive of an adjustment for working capital, through the merger(“the Merger”) of Sub and PMI. Under the terms of the Merger Agreement, the stockholders of PMI agreed to escrow $5.0 million for 25 months after the closing date of the Merger to secure the indemnity provisions contained in the Merger Agreement for the benefit of Pinehurst. The transaction was funded with borrowings under our credit facility. On April 30, 2014, pursuant to the Option, the Partnership purchased all of the equity interests of Pinehurst ($1.0 million of the consideration is included in accrued expenses and other current and noncurrent liabilities at December 31, 2014). Subsequent to such purchase, the Merger became effective and, as a result, the Partnership became the owner of PMI.

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

On May 1, 2014, immediately subsequent to the effectiveness of the Merger, we caused PMI to divest its lubricants business (the “Lubricants Business”) to Zimri Holdings, LLC (“Zimri”), an entity owned by Smith/Kopfer, for the sum of $14.0 million pursuant to an Asset Purchase Agreement (the “APA”) between PMI and Zimri. The APA contains customary representations, warranties, agreements and obligations of the parties, as well as indemnity provisions. A trust controlled by Joseph V. Topper, Jr., Chairman and CEO of the General Partner, financed the purchase of the Lubricants Business by Zimri pursuant to a loan to Zimri. The financing by Mr. Topper’s trust was approved by the former conflicts committee of the board of directors of the General Partner. In 2014, the trust that financed the purchase acquired the Lubricants Business.

Atlas Acquisition

On May 19, 2014, we completed our acquisition of 52 wholesale supply contracts, one sub-wholesaler contract, five fee sites, six leasehold sites and certain other assets from affiliates of Atlas Oil Company (“Atlas”) for $34.0 million. In addition, we acquired certain short-term notes receivable associated with the wholesale supply and commission marketing contracts for $5.2 million, bringing total consideration to $39.2 million, subject to closing adjustments. The transaction was funded by borrowings under our credit facility and $4.0 million of proceeds from the sale of the Lubricants Business that were directed to an escrow agent as part of an Internal Revenue Code Section 1031 like-kind exchange.

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

In connection with the acquisition of PMI and assets from certain affiliates of Atlas, we amended our Omnibus Agreement, dated October 30, 2012, with our General Partner, DMI, LGO, and Joseph V. Topper, Jr. (as so amended, the “Original Omnibus Agreement”) with regards to the management fee payable by us to DMI effective July 1, 2014 (and to CST since October 1, 2014). The revised management fee consists of a base monthly fee of $670,000 per month and a variable fee of between zero and $0.003 per gallon for wholesale fuel distribution and $0.015 per gallon for retail fuel distribution at sites we operate. The General Partner and CST may waive all or any portion of the management fee to the extent that all or a portion of the management services are either purchased from another party or not required.

Nice N Easy Acquisition

Effective November 1, 2014 (the “Closing Date”), CST and the Partnership jointly entered into an agreement to purchase the convenience store assets, franchisor rights, and associated trademarks of Nice N Easy Grocery Shoppes, located in central New York with a concentration in the Syracuse, NY region. Effective on the Closing Date, CST assigned the rights to acquire real property, including underground storage tanks and canopies, at 23 sites to LGWS and the related fuel distribution agreements to LGW, for aggregate cash consideration of $53.8 million (the “Purchase Price”). In addition, LGWS entered into a lease with a subsidiary of CST for the acquired real estate and LGW entered into a wholesale fuel distribution agreement with a subsidiary of CST. CST operates the sites and purchased the working capital of the acquired assets. The Partnership funded the Purchase Price with borrowings under its credit facility.

Drop Down of Fuel Supply Interests

Pursuant to a Contribution Agreement (the “Contribution Agreement”), dated December 16, 2014, by and among the Partnership, CST and CST Services LLC (“CST Services”), an indirect wholly owned subsidiary of CST, on January 2, 2015, we completed the acquisition, effective January 1, 2015, of a 5% limited partner interest in CST Fuel Supply LP (“CST Fuel”) from CST Services in exchange for 1,497,946 newly issued common units representing limited partner interests in the Partnership.

CST Fuel owns 100% of the issued and outstanding membership interests in CST Marketing and Supply LLC (“CSTMS”), which is a party to a fuel supply agreement with a subsidiary of Valero Energy Corporation. The general partner of CST Fuel is CST USA, Inc., a wholly owned subsidiary of CST. CST continues to indirectly own a 95% limited partner interest in CST Fuel.

Immediately prior to closing and effective January 1, 2015, CST Services, CSTMS and certain subsidiaries of CST Services (“Purchasers”) entered into a fuel distribution agreement (the “Fuel Distribution Agreement”), pursuant to which CSTMS, on an annual basis, sells and delivers to the Purchasers, and the Purchasers will purchase, for at least 10 years no less than 1.57 billion gallons of branded and unbranded motor fuels at a fixed net margin of $0.05 per gallon for resale at retail sites operated by such Purchasers.

The terms of the Contribution Agreement and Fuel Distribution Agreement were approved by the independent conflicts committee of the board of directors of the General Partner. The conflicts committee retained independent legal and financial advisors to assist in evaluating and negotiating the transaction. In approving the transaction, the conflicts committee based its decisions in part on an opinion from its independent financial advisor that the consideration to be paid by the Partnership is fair to the unaffiliated common unitholders of the Partnership from a financial point of view.

Landmark Acquisition

On January 8, 2015, CST and the Partnership jointly purchased 22 convenience stores from Landmark Industries. The stores operate under the Timewise brand name and provide Shell branded fuel. The sites are all owned fee simple and are located primarily in the San Antonio area. We purchased all of the real property and underground storage tanks as well as certain wholesale fuel distribution assets for $43.5 million, funded by borrowings under our Credit Facility. CST purchased the remaining personal property, working capital and the convenience store operations. The allocation of the purchase price between the Partnership and CST is subject to adjustment following completion of real property appraisals.

LGWS leases the acquired real estate to CST under triple net leases and LGW distributes wholesale fuel to CST under long term agreements with a fuel gross profit margin of approximately $0.05 per gallon.

Erickson Acquisition

On February 17, 2015, we completed the acquisition of all of the outstanding capital stock of Erickson Oil Products, Inc. (“Erickson”) and certain related assets from GST Non-Exempt Family Trust Created Under the David B. Erickson Revocable Trust UAD May 12, 2010 and GST Exempt Family Trust Created Under the David B. Erickson Revocable Trust UAD May 12, 2010 (collectively, the “Stock Sellers”), and certain real estate from Team Investments, LLC (together with the Stock Sellers, the “Sellers”). The purchase price was $85 million, subject to certain post-closing adjustments and indemnification and environmental remediation escrows, and was funded by borrowings under the Credit Facility.

Erickson operates 64 convenience store sites located in Minnesota, Michigan, Wisconsin and South Dakota, with a concentration in the Minneapolis / St. Paul region, of which 59 are owned in fee simple and five are leased under long term leases.

In connection with the purchase, the Sellers and certain principals of the Sellers have agreed, subject to certain exceptions, not to engage directly or indirectly in the retail petroleum or convenience store business in a designated geographic area surrounding the purchased convenience store sites for a period of four years following the closing.

Wholesale Segment

General

The following table highlights the aggregate volume of motor fuel distributed by the wholesale distribution operations to each of the principal customer groups by gallons sold for the periods (in millions):

	Lehigh Gas Group (a)	CrossAmerica Partners LP	Combined	CrossAmerica Partners LP	CrossAmerica Partners LP
	Period from January 1 to October 30, 2012	Period from October 31 to December 31, 2012	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2014
Gallons of motor fuel distributed to:
Lessee dealers	91.6	18.0	109.6	126.5	143.8
Independent dealers	139.9	26.9	166.8	189.3	348.4
CST	—	—	—	—	4.9
LGO	201.1	44.7	245.8	253.5	224.0
Commission agents	—	—	—	20.3	73.2
Sub-wholesalers	70.1	14.0	84.1	48.2	48
Company Operated					63.9

Total	502.7	103.6	606.3	637.8	906.2

(a)	Includes motor fuel distributed to customers of the Lehigh Gas Group.

We purchase branded and unbranded motor fuel from major integrated oil companies, refiners and unbranded fuel suppliers. We distribute motor fuel to lessee dealers, independent dealers, CST, LGO and sub-wholesalers. We are a distributor of various brands of motor fuel as well as unbranded motor fuel. We are one of the top ten largest independent distributors by volume of ExxonMobil, BP and Shell-branded motor fuel in the United States, and we also distribute Chevron, Sunoco, Valero, Gulf and Citgo-branded motor fuels. We receive a fixed mark-up per gallon on approximately 84% of our gallons sold (based on fourth quarter volumes), which reduces the overall variability of our financial results. We receive a variable rate mark-up per gallon on the remaining gallons sold. A significant component of our fuel margin is the discount for prompt payment and other rebates and incentives offered by our suppliers. Prompt payment discounts from suppliers is based on a percentage of the purchase price of fuel and the dollar value of these discounts varies with fuel prices.

Arrangements with Lessee Dealers and Independent Dealers

We distribute motor fuel to lessee dealers and independent dealers under supply agreements. Under our supply agreements, we agree to supply a particular branded motor fuel or unbranded motor fuel to a site or group of sites and arrange for all transportation. We receive a per gallon margin that is either a fixed mark-up per gallon or a variable rate mark-up per gallon. The initial term of most independent dealer supply agreements is ten years. After a trial period, the initial term of most lessee dealer supply agreements is generally three years. These supply agreements require, among other things, dealers to maintain standards established by the applicable brand. We may provide credit terms to our lessee dealers and independent dealers, which are generally no longer than three days. As of December 31, 2014, the average remaining contract term for our independent dealers and lessee dealers was 5.1 years and 2.7 years, respectively.

Arrangements with Sub-Wholesalers

We distribute motor fuel to sub-wholesalers under supply agreements. Under our supply agreements, we agree to supply a particular branded motor fuel or unbranded motor fuel to the sub-wholesaler. Motor fuels are sold to the sub-wholesalers at rack plus. The rack price is the price at which a wholesale distributor generally purchases motor fuel from an integrated oil company or refiner at the terminal. The sub-wholesaler is responsible for arranging and paying for all transportation, insurance and all other costs and services for the distribution of motor fuels. The initial term of most sub-wholesaler supply agreements is three to ten years. We may provide credit terms to our sub-wholesalers, which are generally within ten days. As of December 31, 2014, the average remaining contract term for our contracts with sub-wholesalers was 1.3 years.

Arrangement with CST

In conjunction with our joint purchases of Nice N Easy and Landmark with CST, we entered into a 10-year fuel distribution agreement with CST pursuant to which we distribute to CST motor fuels at a fixed mark-up per gallon. CST retains the retail income it earns from the sites and is responsible for operating the sites and for paying expenses incurred in connection with the operation of the sites including, but not limited to, utilities, insurance, licenses and employee costs. We enter into 10-year lease agreements with CST pursuant to which CST leases real property and the underground storage tanks from us. As of December 31, 2014, the remaining term on our fuel distribution and real estate leases agreement with CST was 9.8 years.

Arrangement with LGO

Prior to the IPO, our Predecessor’s retail operations were transferred to LGO, a non-contributed entity managed by Joseph V. Topper, Jr. We entered into a 15-year wholesale supply agreement with LGO pursuant to which we distributed to LGO motor fuels at a variable rate mark-up per gallon consistent with market mark-ups through September 30, 2014. Since October 1, 2014, we distribute to LGO at a fixed mark-up per gallon. LGO retains the retail income it earns from the sites and is responsible for operating the sites and for paying expenses incurred in connection with the operation of the sites including, but not limited to, utilities, insurance, licenses and employee costs. We enter into 15-year lease agreements with LGO pursuant to which LGO leases sites from us. As of December 31, 2014, the remaining term on our wholesale supply agreement with LGO was 12.8 years.

Supplier Arrangements

We distribute branded motor fuel under the ExxonMobil, BP, Shell, Chevron, Sunoco, Valero, Gulf and Citgo brands to our customers. Branded motor fuels are purchased from major integrated oil companies and refiners under supply agreements. For the year ended December 31, 2014, our wholesale business purchased approximately 37%, 28% and 22% of its motor fuel from ExxonMobil (a supplier of ours since 2002), BP (a supplier of ours since 2009) and Motiva (a supplier of ours since 2004), respectively. We purchase the motor fuel at the supplier’s applicable terminal rack price, which typically changes daily. In addition, each supply agreement typically contains provisions relating to, among other things, payment terms, use of the supplier’s brand names, provisions relating to credit card processing, insurance coverage and compliance with legal and environmental requirements. As is typical in the industry, a supplier generally can terminate the supply contract if we do not comply with any material condition of the contract, including if we were to fail to make payments when due, or if we are involved in fraud, criminal misconduct, bankruptcy or insolvency. Each supply agreement has provisions that obligates the supplier, subject to certain limitations, to sell up to an agreed upon number of gallons. Any amount in excess is subject to availability. Certain suppliers offer volume rebates or incentive payments to drive volumes and provide an incentive for branding new locations. Certain suppliers require that all or a portion of any such incentive payments be repaid to the supplier in the event that the sites are rebranded within a stated number of years. We also purchase unbranded motor fuel for distribution at the rack price. A significant component of our fuel margin is the discount for prompt payment and other rebates and incentives offered by our suppliers. As of December 31, 2014, our supply agreements had a weighted-average remaining term of approximately 8.7 years.

Selection and Recruitment of Site Operators

We constantly evaluate existing and potential site operators based on their creditworthiness and the quality of their site and operation as determined by size and location of the site, monthly volumes of motor fuel sold, overall financial performance and previous operating experience. At times, we convert our sites from one class of trade to another to optimize profitability.

Retail Segment

Arrangement with Commission Agents

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

Company Operated Sites

Commencing with our PMI acquisition in April 2014, we operate 87 convenience stores in Virginia and West Virginia and retain all profits from the fuel and non-fuel operations. We own the motor fuel inventory at the sites, set the fuel pricing at the sites, and generate revenue from the retail sale of motor fuels to the end customer. We maintain inventory from the time of the purchase of motor fuels from third party suppliers until the retail sale to the end customer. The inventory amount at the sites averages about 3-days’ worth of motor fuels sales. LGW distributes on a wholesale basis a significant portion of the fuel required by PMI, which owns the motor fuel inventory and distributes fuel to retail customers. LGW records qualifying wholesale fuel distribution gross income and PMI records the non-qualifying retail distribution gross income.

Real Estate

Site Locations

As of December 31, 2014, we owned or leased 658 sites located in Pennsylvania, New Jersey, Massachusetts, Ohio, Tennessee, Florida, New Hampshire, New York, Maine, Kentucky, Virginia, West Virginia, Maryland, Illinois, Indiana and Delaware. Of those, 314 are owned fee simple and 344 sites we leased from third-party landlords. Over 85% of our sites are located in high-traffic metropolitan and urban areas. Our emphasis on acquiring, by purchase or lease, sites primarily in prime locations with strong motor fuel demand allows us to benefit from high traffic counts and customers seeking convenient fueling locations. We believe that sites in high traffic areas are highly desirable to other gas station operators as well as attractive locations for other entities that may use the land for alternative purposes. As a result of the limited availability of undeveloped real estate in these areas, particularly in the northeastern U.S., we believe the locations of our sites present high barriers of entry for new retail gas station operators to compete with the operators of our sites.

The following table shows the geographic distribution by state of the aggregate number of sites we owned or leased at December 31, 2014:

	Owned Sites	Leased Sites	Total Sites	Percentage of Total Sites
Pennsylvania	75	56	131	20%
New Jersey	58	49	107	16%
Virginia (a)	33	50	83	13%
Ohio	58	18	76	12%
Massachusetts	3	67	70	11%
Tennessee	43	7	50	8%
Florida	9	37	46	7%
New York	27	5	32	5%
New Hampshire	—	21	21	3%
West Virginia	—	14	14	2%
Illinois	4	4	8	1%
Maine	—	8	8	1%
Kentucky	3	4	7	1%
Indiana	1	2	3	*
Delaware	—	1	1	*
Maryland	—	1	1	*

Total	314	344	658	100%

(a)	Includes company operated retail sites acquired in April 2014.
*	Less than 1%

In aggregate for fee and lease sites, the average remaining term as of December 31, 2014 for our leases with lessee dealers, commission agents, CST and LGO was 2.7 years, 3.3 years, 9.8 years and 13.1 years, respectively.

Sites Owned

We owned 314 sites as of December 31, 2014. We generally have focused on selectively acquiring sites within or contiguous to our existing market areas. In evaluating potential acquisition candidates, we consider a number of factors, including strategic fit, desirability of location, cost efficiency of serving the site with our wholesale business, price and our ability to improve the productivity and cash flow potential of a site. We consider acquiring ownership of sites that are not within or contiguous to our current markets if the opportunity meets certain criteria including, among others, the availability of other sites in the area, motor traffic, potential sales volumes and cash flow potential.

We derive our rent income from sites we own that provide convenient fueling locations primarily in areas that are densely populated. We collect rent from the lessee dealers, commission agents, CST and LGO pursuant to lease agreements. The average remaining lease term for our lessee dealers, commission agents, CST and LGO at our owned sites as of December 31, 2014 was 2.1 years, 3.5 years, 9.8 years and 13.3 years, respectively.

Sites Leased

As of December 31, 2014, we also leased 344 sites from third parties and then sub-leased these sites to lessee dealers, commission agents and LGO. The average remaining lease term for sites we lease from third parties, excluding the sale-leasebacks further discussed below, is 8.6 years as of December 31, 2014. Our sub-leases with the lessee dealers typically have three-year terms. The average remaining sub-lease term for sites we sub-lease to lessee dealers, commission agents and LGO was 3.2 years, 2.8 years and 13.0 years as of December 31, 2014, respectively.

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

Seasonality

Due to the nature of our business and our customer’s reliance, in part, on consumer travel and spending patterns, we experience more demand for motor fuel during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, particularly in the northeastern U.S., increasing the demand for motor fuel that we distribute as well as the fuel we sell at our retail locations. Therefore, our distribution volumes are typically higher in the second and third quarters of the year and our results from operations may vary from quarter to quarter. However, the impact of seasonality has lessened with the recent acquisitions in new markets.

Competition

Our wholesale distribution operation primarily competes with other motor fuel distributors. We do not generally compete with major integrated oil companies as they have exited the wholesale distribution business in the markets in which we operate. We may encounter more significant competition if major integrated oil companies alter their current business strategy and decide to re-enter the wholesale distribution business, thereby reducing and/or eliminating their need to rely on wholesale distributors. In addition, independent dealers or sub-wholesalers may choose to purchase their motor fuel supplies directly from the major integrated oil companies. Major competitive factors for our wholesale operations include, among others, customer service, price and quality of service.

The retail industry is highly competitive and marked by ease of entry and constant change in the number and type of retailers offering products and services of the type we sell in our convenience stores. We compete with other convenience store chains, independently owned convenience stores, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores and hypermarkets. Over the past ten years, several non-traditional retailers, such as supermarkets, club stores and hypermarkets, have impacted the convenience store industry, particularly in the geographic areas in which we operate, by entering the motor fuel retail business. These non-traditional motor fuel retailers have captured a significant share of the retail motor fuel market, and we expect their market share will continue to grow. In addition, some large retailers and supermarkets are adjusting their store layouts and product prices in an attempt to appeal to convenience store customers. Major competitive factors include, among others, location, ease of access, product and service selection, motor fuel brands, pricing, customer service, store appearance, cleanliness and safety.

Environmental

Environmental Laws and Regulations

We are subject to various federal, state and local environmental laws and regulations, including those relating to underground storage tanks, the release or discharge of hazardous materials into the air, water and soil, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to hazardous materials, and the health and safety of employees.

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

Hazardous Substances and Releases

In most instances, the environmental laws and regulations affecting our business relate to the release of hazardous wastes into the water or soils and include measures to control pollution of the environment. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, also known as CERCLA or the Superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under the Superfund law, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. The Superfund law also authorizes the EPA, and in some instances third parties, to act in response to threats to the public health or the environment and to seek to recover from the responsible persons the costs they incur. It is possible for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we may generate waste that falls within the Superfund law’s definition of a hazardous substance, and as a result, we may be jointly and severally liable under the Superfund law for all or part of the costs required to clean up sites at which those hazardous substances have been released into the environment.

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

DMI is in the process of investigating and remediating contamination at a number of our sites as a result of recent or historic releases of petroleum products. At many sites, DMI is entitled to reimbursement from third parties for certain of these costs under third-party contractual indemnities, state trust funds and insurances policies, in each case, subject to specified deductibles, per incident, annual and aggregate caps and specific eligibility requirements. Although DMI will be required to indemnify us for these costs to the extent third parties (including insurers) fail to pay for remediation as DMI anticipates, insurance and indemnification are unavailable, and/or the state trust funds cease to exist or become insolvent, we may be obligated to pay these additional costs.

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

With each acquisition, pollution insurance was procured to cover risks associated with unknown historic contamination that might not be identified during due diligence. In addition, we also participate in state insurance programs or obtain insurance policies in states that do not have programs to cover new contamination that arises post-acquisition. As of December 31, 2014, DMI had an aggregate of $5.1 million in escrow funds available to cover known contaminations at our existing sites. In addition to the escrow accounts, DMI maintains pollution insurance policies with total aggregate limits in excess of $85 million.

In addition to the foregoing, on October 29, 2012, a “master” pollution policy was procured covering new conditions at all properties, including remediation and third-party liabilities. This policy treats any pollution condition that arose subsequent to the acquisition of the property by the predecessor entities as “new.” This policy also affords excess coverage to our underground storage tank policies and state programs and has $10.0 million in aggregate limits. Furthermore, in keeping with our practice of maintaining insurance for all of our acquisitions, upon completion of each acquisition, new “transactional” pollution policies are procured with limits of at least $5.0 million (for significant acquisitions). These policies typically are written as “no-retroactive date” coverage, meaning they provide coverage (for remediation costs and third party claims) arising from unknown, historic pollution conditions, as well as from new conditions arising post acquisition, without limitations on when the pollution condition first arose . For any smaller or single-site acquisitions, coverage for such sites is typically endorsed on the “master” policy identified above. Furthermore, the Partnership has coverage for new releases from its underground storage tanks through state run underground storage tank funds. In states where underground storage tank funds do not exist, the Partnership procures insurance specifically covering losses from its underground storage tanks. Thus, in addition to the insurance protection afforded under the DMI pollution policies identified above, as well as state funds, as of December 31, 2014, the Partnership maintains pollution insurance policies with total aggregate limits in excess of $50 million and continues to grow its pollution insurance portfolio with each acquisition.

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

Insurance carriers are currently required to offer coverage for terrorist activities as a result of the Terrorism Risk Insurance Act (TRIA). We purchased this coverage under our property and casualty insurance programs, which resulted in additional insurance premiums. Pursuant to the Terrorism Risk Insurance Program Reauthorization Act of 2007, TRIA has been extended through December 31, 2016. Although we cannot determine the future availability and cost of insurance coverage for terrorist acts, we do not expect the availability and cost of such insurance to have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders.

Employee Safety

Neither we, our subsidiaries, nor our General Partner have any employees. Substantially all of our executive management personnel were employees of DMI through December 31, 2014 and are employees of CST since January 1, 2015. CST will provide us with the management and labor sufficient to carry on our business. DMI and CST are subject to the requirements of the Occupational Safety and Health Act, or “OSHA,” and comparable state statutes that regulate the protection of the health and safety of workers. In addition, OSHA’s hazard communication standards require that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that DMI and CST are in substantial compliance with the applicable OSHA requirements.

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

Facilities

Our principal executive offices are in Allentown, Pennsylvania in an office space leased by DMI. The management fee charged by CST to the Partnership incorporates a rental charge. The lease expires on June 30, 2029.

Employees

Our General Partner manages our operations and activities on our behalf. Substantially all of our executive management personnel were employees of DMI through December 31, 2014 and are employees of CST since January 1, 2015. We and our General Partner have entered into an Amended and Restated Omnibus Agreement with CST pursuant to which CST provides to us and our General Partner management services and manages our business and affairs. Similar to the Partnership, PMI has no employees. The management and store personnel are generally employees of a related party, Pinehurst Services LLC, to which PMI pays a management fee.

As of December 31, 2014 there are 89 employees of CST providing the Partnership services under the Amended and Restated Omnibus Agreement that support the Partnership. No employees are represented by a collective bargaining agreement.

As of December 31, 2014, Pinehurst Services LLC had 949 employees.

Available Information

We make available, free of charge on our Internet website (http://www.crossamericapartners.com), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

If any of the following risks were to occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, we might not be able to pay distributions on our common units, the trading price of our common units could decline and you could lose all or part of your investment. Also, please read “Cautionary Statement Regarding Forward-Looking Statements.”

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

The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	demand for motor fuel products in the markets we serve, including seasonal fluctuations, and the margin per gallon we earn selling and distributing motor fuel;

•	the industries in which we operate are subject to seasonal trends, which may cause our operating costs to fluctuate, affecting our earnings;

•	severe storms could adversely affect our business by damaging our suppliers’ operations or lowering our sales volumes;

•	competition from other companies that sell motor fuel products or operate convenience stores in our targeted market areas;

•	the inability to identify and acquire suitable sites or to negotiate acceptable leases for such sites;

•	the potential inability to obtain adequate financing to fund our expansion;

•	the level of our operating costs, including payments to CST;

•	prevailing economic conditions

•	regulatory actions affecting the supply of or demand for motor fuel, our operations, our existing contracts or our operating costs; and

•	volatility of prices for motor fuel.

In addition, the actual amount of cash we will have available for distribution will depend on other factors such as:

•	the level of capital expenditures we make;

•	the restrictions contained in our credit agreements;

•	our debt service requirements;

•	the cost of acquisitions;

•	fluctuations in our working capital needs;

•	our ability to borrow under our credit agreements to make distributions to our unitholders; and

•	the amount, if any, of cash reserves established by our General Partner in its discretion.

We do not have a legal obligation to pay quarterly distributions at our minimum quarterly distribution rate or at any other rate. There is no guarantee that we will distribute quarterly cash distributions to our unitholders in any quarter. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy”.

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

Our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions that result in an increase in cash flow. Our growth strategy is based, in large part, on our expectation of ongoing divestitures of retail and wholesale fuel distribution assets by industry participants, including CST. CST has no contractual obligation to contribute any assets to us or accept any offer for its assets that we may choose to make. We may be unable to make accretive acquisitions for any of the following reasons:

•	we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts for them;

•	we are unable to raise financing for such acquisitions on economically acceptable terms;

•	we are outbid by competitors; or

•	we or the seller are unable to obtain any necessary consents.

If we are unable to make acquisitions from CST or third parties, our future growth and ability to increase distributions to unitholders will be limited. In addition, if we consummate any future acquisitions, our capitalization and results of operations may change significantly. We may also consummate acquisitions, which at the time of consummation we believe will be accretive, but ultimately may not be accretive. If any of these events occurred, our future growth would be limited.

Any acquisitions, including future sales to us of assets by CST, are subject to substantial risks that could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

Any acquisitions, including any future sales of assets to us by CST, involve potential risks, including, among other things:

•	the validity of our assumptions about revenues, capital expenditures and operating costs of the acquired business or assets, as well as assumptions about achieving synergies with our existing business;

•	the incurrence of substantial unforeseen environmental and other liabilities arising out of the acquired businesses or assets, including liabilities arising from the operation of the acquired businesses or assets prior to our acquisition, for which we are not indemnified or for which the indemnity is inadequate;

•	the costs associated with additional debt or equity capital, which may result in a significant increase in our interest expense and financial leverage resulting from any additional debt incurred to finance the acquisition, or the issuance of additional common units on which we will make distributions, either of which could offset the expected accretion to our unitholders from any such acquisition and could be exacerbated by volatility in the equity or debt capital markets;

•	a failure to realize anticipated benefits, such as increased available cash per unit, enhanced competitive position or new customer relationships;

•	the inability to timely and effectively integrate the operations of recently acquired businesses or assets, particularly those in new geographic areas or in new lines of business;

•	a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity to finance the acquisition;

•	the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges;

•	performance from the acquired assets and businesses that is below the forecasts we used in evaluating the acquisition;

•	a significant increase in our working capital requirements;

•	competition in our targeted market areas;

•	customer or key employee loss from the acquired businesses; and

•	diversion of our management’s attention from other business concerns.

In addition, our ability to purchase or lease additional sites involves certain potential risks, including the inability to identify and acquire suitable sites or to negotiate acceptable leases or subleases for such sites and difficulties in adapting our distribution and other operational and management systems to an expanded network of sites.

Our reviews of businesses or assets proposed to be acquired are inherently imperfect because it generally is not feasible to perform an in-depth review of businesses and assets involved in each acquisition. Even a detailed review of assets and businesses may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the assets or businesses to fully assess their deficiencies and potential. For example, inspections may not always be performed on every asset, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of our funds and other resources toward the acquisition of certain businesses or assets.

The industries in which we operate are subject to seasonal trends, which may affect our earnings and ability to make distributions.

We experience more demand for our motor fuel and food and merchandise inventory at our convenience stores and quick-service restaurants during the late spring and summer months than during the fall and winter. Travel, recreational activities and construction are typically higher in these months in certain of the geographic areas in which we operate, increasing the demand for motor fuel that we distribute and, therefore, increasing the demand for our convenience store inventory. Therefore, our revenues are typically higher in the second and third quarters of our fiscal year. As a result, our results from operations may vary widely from period to period, affecting our earnings and ability to make cash distributions.

Decreases in consumer spending, travel and tourism in the areas we serve could adversely impact our wholesale distribution and retail business.

In the retail motor fuel industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for automobile and commercial truck traffic and trends in travel, tourism and weather. Changes in economic conditions generally or in our targeted markets specifically could adversely impact consumer spending patterns and travel and tourism in our markets, which could have a material adverse effect on our business, results of operations and our ability to make distributions.

Our business, financial condition, results of operations and ability to make quarterly distributions to our unitholders are influenced by changes in demand for, and changes in the prices of, motor fuels, which could adversely affect our margins and our customers’ financial condition, contract performance and trade credit.

Financial and operating results from our wholesale distribution and retail operations are influenced by price volatility and demand for motor fuels. When prices for motor fuels rise, some of our wholesale customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their retail customers or our retail customers, in turn, may reduce consumption, thereby reducing demand for our product.

Furthermore, when prices are increasing, we may be unable to fully pass our additional costs to our wholesale or retail customers, resulting in lower margins for us which could adversely affect our results of operations.

Both the wholesale motor fuel distribution and the retail motor fuel industries are characterized by intense competition and  fragmentation, and our failure to effectively compete could have a material adverse effect on our business, results of operations and ability to make distributions.

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

We are exposed to risks of loss in the event of nonperformance by our wholesale customers and suppliers.

A tightening of credit in the financial markets or an increase in interest rates may make it more difficult for wholesale customers and suppliers to obtain financing and, depending on the degree to which it occurs, there may be a material increase in the nonpayment or other nonperformance by our customers and suppliers. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with these third parties. A material increase in the nonpayment or other nonperformance by our wholesale customers and/or suppliers could adversely affect our business, financial condition, results of operations and ability to make distributions to our unitholders.

Historical and current prices for motor fuel have been volatile and significant changes in such prices in the future may adversely affect our business, results of operations and ability to make distributions.

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

Increased conservation and technological advances, including the development of improved gas mileage vehicles and the increased usage of electrically powered cars, have adversely affected the demand for motor fuel. Future conservation measures or technological advances in fuel efficiency might reduce demand and adversely affect our operating results.

We depend on three principal suppliers for the majority of our motor fuel. A disruption in supply or a change in our relationship with any one of them could have a material adverse effect on our business, results of operations and cash available for distribution.

ExxonMobil, BP and Motiva collectively supplied over 85% of our motor fuel purchases in 2014. Our wholesale business purchased approximately 37%, 28% and 22% of its motor fuel from ExxonMobil (a supplier of ours since 2002), BP (a supplier of ours since 2009) and Motiva (a supplier of ours since 2004), respectively. A change of motor fuel suppliers, a disruption in supply or a significant change in our pricing with any of these suppliers could have a material adverse effect on our business, results of operations and cash available for distribution.

We rely on our suppliers to provide trade credit terms to adequately fund our on-going operations.

Our business is impacted by the availability of trade credit to fund motor fuel purchases and inventory purchases of our convenience stores. An actual or perceived downgrade in our liquidity or operations could cause our suppliers to seek credit support in the form of additional collateral, limit the extension of trade credit or otherwise materially modify their payment terms. Any material changes in the payments terms, including payment discounts, or availability of trade credit provided by our principal suppliers could impact our liquidity, results of operations and cash available for distribution to our unitholders.

The convenience store industry is highly competitive and failure to effectively compete could result in lower sales and lower margins.

The geographic areas in which we operate convenience stores are highly competitive. We compete with other convenience store chains, independently owned convenience stores, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores, mass merchants and local restaurants. In addition, several non-traditional retailers, such as supermarkets, hypermarkets, club stores and mass merchants, have impacted the convenience store industry, particularly in the geographic areas in which we operate, by entering the motor fuel retail business. These non-traditional motor fuel retailers have captured a significant share of the motor fuels market, and it is anticipated that their market share will continue to grow. Many of our competitors have been in existence longer and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to better respond to changes in the economy and new opportunities within the industry. We may not be able to compete successfully against current and future competitors, and competitive pressures faced by us could have a material adverse effect on our business and results of operations.

We may incur costs or liabilities as a result of litigation or adverse publicity resulting from concerns over food quality, product safety, health or other issues that could cause consumers to avoid our restaurants.

We operate convenience stores that sell food products. As a result, we may be the subject of complaints or litigation arising from food-related illness or product safety which could have a negative impact on our business. Additionally, negative publicity, regardless of whether the allegations are valid, concerning food quality, food safety or other health concerns, restaurant facilities, employee relations or other matters related to our operations may materially adversely affect demand for our food and other products and could result in a decrease in customer traffic to our retail stores.

The dangers inherent in the storage and transport of motor fuel could cause disruptions and could expose us to potentially significant losses, costs or liabilities.

We store motor fuel in underground and above ground storage tanks. Additionally, we transport a portion of our motor fuel in our own trucks, instead of by third-party carriers. Our operations are subject to significant hazards and risks inherent in transporting and storing motor fuel. These hazards and risks include, but are not limited to, fires, explosions, traffic accidents, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others. As a result, any such event not covered by our insurance could have a material adverse effect on our business, financial condition and results of operations.

Pending or future consumer or other litigation could adversely affect our financial condition and results of operations.

Our retail operations are characterized by a high volume of customer traffic and by transactions involving a wide array of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we may be party to individual personal injury, bad fuel, products liability and other legal actions in the ordinary course of our business. While we believe these actions are generally routine in nature, incidental to the operation of our business and immaterial in scope, if our assessment of any action or actions should prove inaccurate our financial condition and results of operations could be adversely affected.

Additionally, we may be exposed to industry-wide or class-action claims arising from the products we carry, the equipment or processes we use or employ or industry-specific business practices. In recent years, several retailers have also experienced data breaches resulting in exposure of sensitive customer data, including payment card information. Any such breach of our systems, or any failure to secure our systems against such a breach, could expose us to customer litigation, as well as sanctions from the payment card industry. Retailers have also increasingly become targets of certain types of patent litigation by “non practicing entities” who acquire intellectual property rights solely for purposes of instituting mass litigation. While industry-specific or class action litigation of this type is less frequent in occurrence than individual consumer claims, the cost of defense and ultimate disposition may be material to our financial condition and results of operation.

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

We have a significant amount of debt. As of December 31, 2014, we had $200.4 million outstanding on our existing revolving credit facility, with the ability to increase our borrowing capacity by an additional $100 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity – Long-term Debt” for a discussion of our amended and restated credit facility entered into in March 2014. Our level of indebtedness could have important consequences to us, including the following:

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

Our credit facility contains operating and financial restrictions that may limit our business and financing activities.

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

We may lease and/or sub-lease certain sites to lessee dealers, commission agents, CST or to LGO where the rent expense is more than the lease payments. If we are unable to obtain tenants on favorable terms for sites we own or lease, the lease payments we receive may not be adequate to cover our rent expense for leased sites and may not be adequate to ensure that we meet our debt service requirements. We cannot provide any assurance that the margins on our wholesale distribution of motor fuels to these sites will be adequate to off-set unfavorable lease terms. The occurrence of these events could adversely affect our results of operations and cash available for distribution to our unitholders.

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

We are relying on DMI to indemnify us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO at our Predecessor’s sites. To the extent escrow accounts, insurance and/or payments from DMI are not sufficient to cover any such costs or expenses, our business, liquidity and results of operations could be adversely affected.

The Amended Omnibus Agreement provides that DMI must indemnify us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO at our Predecessor’s sites. DMI is the beneficiary of escrow accounts created to cover the cost to remediate certain environmental liabilities. In addition, DMI maintains insurance policies to cover environmental liabilities and/or, where available, participates in state programs that may also assist in funding the costs of environmental liabilities. There are certain sites that were acquired by us in connection with the IPO with existing environmental liabilities that are not covered by escrow accounts, state funds or insurance policies. As of December 31, 2014, DMI had an aggregate of approximately $2.2 million of environmental liabilities on sites acquired by us that are not covered by escrow accounts, state funds or insurance policies. To the extent escrow accounts, insurance and/or payments from DMI are not sufficient to cover any such costs or expenses, our business, liquidity and results of operations could be adversely affected.

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

Where releases of refined petroleum products, renewable fuels and crude oil have occurred, federal and state laws and regulations require that such releases be assessed and remediated to meet applicable standards. The costs associated with the investigation and remediation of any such releases, as well as any associated third-party claims, could be substantial, and could have a material adverse effect on our business, results of operations and ability to make distributions to our unitholders.

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

Substantially all of the motor fuel we distribute is transported from refineries to gas stations by third party carriers. A change of transportation providers, a disruption in service or a significant change in our relationship with these transportation carriers could have a material adverse effect on our business, results of operations and ability to make distributions to our unitholders.

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

Any terrorist attacks aimed at our facilities and any global and domestic economic repercussions from terrorist activities and the government’s response could adversely affect our business.

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

Insurance carriers are currently required to offer coverage for terrorist activities as a result of the federal Terrorism Risk Insurance Act of 2002, which we refer to as “TRIA.” We purchased this coverage with respect to our property and casualty insurance programs, which resulted in additional insurance premiums. Pursuant to the Terrorism Risk Insurance Program Reauthorization Act of 2007, TRIA has been extended through December 31, 2016. Although we cannot determine the future availability and cost of insurance coverage for terrorist acts, we do not expect the availability and cost of such insurance to have a material adverse effect on our financial condition, results of operations and ability to make distributions to our unitholders.

Risks Inherent in an Investment in Us

CST controls us and may have conflicts of interest with us in the future.

Through its GP Purchase, effective October 1, 2014, CST controls the GP, including the election of directors; decisions regarding mergers, consolidations or acquisitions, the sale of all or substantially all of our assets and other matters affecting our capital structure; and other significant decisions that could impact our financial results and the amount of cash available for distribution. In addition, CST may compete directly with us for future acquisitions, which may conflict with our core strategy to grow our business and increase distributions to unitholders. As long as CST continues to own our General Partner, it will continue to be able to effectively control our decisions.

CST controls our General Partner, which has sole responsibility for conducting our business and managing our operations. Our General Partner and its affiliates, including CST, have conflicts of interest with us and limited fiduciary duties and they may favor their own interests to the detriment of us and our unitholders.

CST owns and controls our General Partner and has the ability to appoint all of the directors of our General Partner. Although our General Partner has a legal duty to manage in good faith, the executive officers and directors of our General Partner have a fiduciary duty to manage our General Partner in a manner beneficial to its owner, CST. Furthermore, certain officers of our General Partner are directors or officers of affiliates of our General Partner. Therefore, conflicts of interest may arise in the future between us and our unitholders, on the one hand, and our General Partner and CST, on the other hand. In resolving these conflicts of interest, our General Partner may favor its own interests and the interests of CST over our interests and the interests of our common unitholders. These conflicts include the following situations, among others:

•	our General Partner is allowed to take into account the interests of parties other than us, such as CST, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;

•	neither our partnership agreement nor any other agreement requires CST to pursue a business strategy that favors us;

•	some officers of our General Partner who will provide services to us will devote time to affiliates of our General Partner and may be compensated for services rendered to such affiliate;

•	our partnership agreement limits the liability of and reduces fiduciary duties owed by our General Partner and also restricts the remedies available to unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•	except in limited circumstances, our General Partner has the power and authority to conduct our business without unitholder approval;

•	our General Partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the creation, reductions or increases of cash reserves, each of which can affect the amount of cash that is available for distribution to our unitholders, including distributions on our subordinated units, and to the holders of the incentive distribution rights, as well as the ability of the subordinated units to convert to common units;

•	our General Partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus. Such determination can affect the amount of cash available for distribution to our unitholders, including distributions on our subordinated units, and to the holders of the incentive distribution rights, as well as the ability of the subordinated units to convert to common units;

•	our General Partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period;

•	our partnership agreement permits us to distribute up to $15 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or the incentive distribution rights;

•	our partnership agreement does not restrict our General Partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf;

•	our General Partner intends to limit its liability regarding our contractual and other obligations;

•	our General Partner may exercise its right to call and purchase common units if it and its affiliates own more than 80% of the common units;

•	our General Partner controls the enforcement of obligations that it and its affiliates owe to us;

•	our General Partner decides whether to retain separate counsel, accountants or others to perform services for us;

•	the holders of our incentive distribution rights may transfer their incentive distribution rights without unitholder approval; and

•	our General Partner may elect to cause us to issue common units to the holders of our incentive distribution rights in connection with a resetting of the target distribution levels related to the incentive distribution rights without the approval of the conflicts committee of the board of directors of our General Partner or the unitholders. This election may result in lower distributions to the common unitholders in certain situations.

The board of directors of our General Partner may modify or revoke our cash distribution policy at any time at its discretion. Our  partnership agreement does not require us to pay any distributions at all.

The board of directors of our General Partner has adopted a cash distribution policy pursuant to which we intend to distribute quarterly an amount at least equal to the minimum quarterly distribution of $0.4375 per unit on all of our units to the extent we have sufficient cash from our operations after the establishment of reserves and the payment of our expenses. However, the board may change such policy at any time at its discretion and could elect not to pay distributions for one or more quarters. In addition, our credit Facility includes certain restrictions on our ability to make distributions.

In addition, our partnership agreement does not require us to pay any distributions at all. Accordingly, investors are cautioned not to place undue reliance on the permanence of such a policy in making an investment decision. Any modification or revocation of our cash distribution policy could substantially reduce or eliminate the amounts of distributions to our unitholders. The amount of distributions we make, if any, and the decision to make any distribution at all will be determined by the board of directors of our General Partner, whose interests may differ from those of our common unitholders. Our General Partner has limited duties to our unitholders, which may permit it to favor its own interests or the interests of CST, to the detriment of our common unitholders.

Neither we nor our General Partner have any employees and we rely solely on the employees of CST to manage our business. If our Amended Omnibus Agreement is terminated, we may not find suitable replacements to perform management services for us.

Neither we nor our General Partner have any employees and we rely solely on CST to operate our assets. We and our General Partner have entered into an Amended Omnibus Agreement pursuant to which CST performs services for us and our General Partner, including the operation of our wholesale distribution and retail business and our properties. We are subject to the risk that our Amended Omnibus Agreement will be terminated and no suitable replacement will be found.

The liability of DMI and CST is limited under our Amended Omnibus Agreement and we have agreed to indemnify DMI and CST against certain liabilities, which may expose us to significant expenses.

The Amended Omnibus Agreement provides that we must indemnify DMI and CST for certain liabilities, including any liabilities incurred by CST attributable to the operating and administrative services provided to us under the agreement, other than liabilities resulting from DMI’s or CST’s bad faith, fraud, or willful misconduct, as applicable.

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

Our partnership agreement provides that our General Partner will be restricted from engaging in any business activities other than acting as our General Partner and those activities incidental to its ownership interest in us. Except as provided in the Amended Omnibus Agreement, affiliates of our General Partner are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us.

Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our General Partner, CST or any of their affiliates, including their executive officers and directors. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our General Partner and result in less than favorable treatment of us and our unitholders. Conflicts of interest may arise in the future between us and our unitholders, on the one hand, and the affiliates of our General Partner and CST, on the other hand. In resolving these conflicts, CST may favor their own interests over the interests of our unitholders.

CST, as the holder of our incentive distribution rights, may elect to cause us to issue common units to the holders of our incentive distribution rights in connection with a resetting of the target distribution levels related to the incentive distribution rights, without the approval of the conflicts committee of its board of directors or the holders of our common units. This could result in lower distributions to holders of our common units.

CST, as the holder of our incentive distribution rights, has the right, at any time when there are no subordinated units outstanding and the holders of our incentive distribution rights have received incentive distributions at the highest level to which they are entitled (50%) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following such a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

If CST elects to reset the target distribution levels, it will be entitled to receive a number of common units. The number of common units to be issued to CST will equal the number of common units which would have entitled CST to an aggregate quarterly cash distribution in the prior quarter equal to the distributions to CST on the incentive distribution rights in the prior quarter. It is possible that, CST could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions that CST receives related to the incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights are transferred to another party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units to the holder of our incentive distribution rights in connection with resetting the target distribution levels.

Holders of our common units have limited voting rights and are not entitled to elect our General Partner or its directors, which could reduce the price at which the common units will trade.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect our General Partner or its board of directors. The board of directors of our General Partner, including the independent directors, is chosen entirely by CST, as a result of its ownership of our General Partner, and not by our unitholders. Unlike publicly traded corporations, we will not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if holders of our common units are dissatisfied, they may not be able to remove our General Partner without the Topper Group’s consent.

If our unitholders are dissatisfied with the performance of our General Partner, they will have limited ability to remove our General Partner. The vote of the holders of at least 66 2⁄3% of all outstanding common and subordinated units voting together as a single class is required to remove our General Partner. The Topper Group, including DMI, owns approximately 3.32% of our outstanding common units and 90.19% of our subordinated units, representing 30.04% of all currently outstanding units. Pursuant to a voting agreement, dated October 1, 2014, the Topper Group has agreed to vote such units in accordance with the recommendation of the Board of Directors of CST or the Board of Directors of the General Partner, respectively. Also, if our General Partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our General Partner liable for acting in bad faith, or in the case of a criminal matter, acting with knowledge that the conduct was criminal, in each case in its capacity as our General Partner. Cause does not include most cases of charges of poor management of the business.

Our General Partner interest or the control of our General Partner may be transferred to a third party without unitholder consent.

Our General Partner may transfer its General Partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of the members of our General Partner to transfer its membership interests in our General Partner to a third party. The new members of our General Partner would then be in a position to replace the board of directors and executive officers of our General Partner with their own designees and thereby exert significant control over the decisions taken by the board of directors and executive officers of our General Partner. This effectively permits a “change of control” without the vote or consent of the unitholders.

Our General Partner has a call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our General Partner and its affiliates own more than 80% of the common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our General Partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our partnership agreement that prevents our General Partner from issuing additional common units and exercising its call right. If our General Partner exercised its call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act. As of December 31, 2014, the Topper Group, including DMI, owns approximately 3.32% of our outstanding common units and 90.19% of our subordinated units. At the end of the subordination period, assuming no additional issuances of units (other than upon the conversion of the subordinated units), the Topper Group, including DMI, will own 30.04% of our common units.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by the Topper Group, DMI or other large holders.

As of February 20, 2015, we had 16,935,650 common units and 7,525,000 subordinated units outstanding. At the end of the subordination period, all of the subordinated units will convert into an equal number of common units. Sales by the Topper Group, DMI or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to the Topper Group, including DMI. Under our partnership agreement and pursuant to a registration rights agreement that we have entered into, the Topper Group and DMI have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

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

Management fees and cost reimbursements due to our General Partner and CST for services provided to us or on our behalf will reduce cash available for distribution to our unitholders. The amount and timing of such reimbursements will be determined by our General Partner.

Prior to making any distribution on the common units, we will pay CST the management fee and reimburse our General Partner and CST for all out-of-pocket third-party expenses they incur and payments they make on our behalf. Our partnership agreement provides that our General Partner will determine in good faith the expenses that are allocable to us. In addition, pursuant to the Amended Omnibus Agreement, CST will be entitled to reimbursement for certain expenses that they incur on our behalf. Our partnership agreement does not limit the amount of expenses for which our General Partner and CST may be reimbursed. The reimbursement of expenses and payment of fees, if any, to our General Partner and CST will reduce the amount of cash available to pay distributions to our unitholders.

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

Our common units are listed on the NYSE. Because we are a publicly traded partnership, the NYSE does not require us to have a majority of independent directors on our General Partner’s board of directors. Additionally, the NYSE does not require us as a publicly traded partnership to maintain a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders will not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements. Please read “Management—Management of CrossAmerica Partners LP.”

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

Tax Risks

Our tax treatment depends in large part on our status as a partnership for U.S. federal income tax purposes and our otherwise not being subject to a material amount of U.S. federal, state and local income or franchise tax. If the Internal Revenue Services, or IRS, were to treat us as a corporation for U.S. federal income tax purposes or if we were to otherwise be subject to a material amount of additional entity level income, franchise or other taxation for U.S. federal, state or local tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.

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

If we were required to be treated as a corporation for U.S. federal income tax purposes or otherwise subject to entity-level taxation, then we would pay U.S. federal income tax on our taxable income at the corporate tax rate which, under current law, is a maximum of 35%. We would also likely pay state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as either a dividend (to the extent of our current and accumulated earnings and profits) and/or as taxable gain after recovery of a unitholder’s U.S. federal income tax basis in their units, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a U.S. federal income tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Thus, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

At the state level, were we to be subject to federal income tax, we would also be subject to the income tax provisions of many states. Moreover, because of widespread state budget deficits and other reasons, several states are evaluating ways to independently subject partnerships to entity-level taxation through the imposition of state income taxes, franchise taxes and other forms of taxation. For example, we are required to pay Texas margin tax on our gross income apportioned to Texas. Imposition of any additional such taxes on us or an increase in the existing tax rates would reduce the cash available for distribution to our unitholders.

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

We have a subsidiary that is treated as a corporation for U.S. federal income tax purposes and is subject to entity-level U.S. federal, state and local income and franchise tax.

We conduct a portion of our operations and business through one or more direct and indirect subsidiaries that are treated as corporations for federal income tax purposes (including LGWS). We may elect to conduct additional operations through these corporate subsidiaries in the future. These corporate subsidiaries are subject to corporate-level taxes, which reduce the cash available for distribution to us and, in turn, to unitholders. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to unit holders would be further reduced.

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

A significant amount of our qualifying income is comprised of real property rents from LGO attributable to the sites that LGO leases from us. In general, any real property rents that we receive from a tenant or sub-tenant of ours in which we, directly or indirectly, own or are treated as owning by reason of the application of certain constructive ownership rules: (a) at least 10% of such tenant’s or sub-tenant’s stock (voting power or value) in the case where such tenant or sub-tenant is a corporation for U.S. federal income tax purposes, or (b) an interest of at least 10% of such tenant’s or sub-tenant’s assets or net profits in the case where such tenant or sub-tenant is not a corporation for U.S. federal income tax purposes (as would be the case with respect to LGO), would not constitute qualifying income. After applying certain constructive ownership rules, we will be treated as owning the 5% interest in the assets and net profits of LGO Holdings that Joseph V. Topper, Jr. actually and constructively owns. If we were considered to directly or indirectly own an interest of 10% or more of the assets or net profits of LGO Holdings, then the real property rents that we receive from LGO would no longer constitute qualifying income in which case, based on our current operations, we would likely no longer qualify to be treated as a “partnership” (and instead would be treated as a corporation) for U.S. federal income tax purposes.

Our and LGO Holdings’ governing documents contain transfer restrictions designed to prevent us from being treated as directly or indirectly owning by reason of the application of constructive ownership rules an interest of 10% or more of LGO Holdings’ assets or net profits. We received an opinion of counsel at the closing of the IPO that transfer restrictions are generally enforceable under Delaware law, but a court could determine that these restrictions are inapplicable or unenforceable.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama administration’s budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

If the IRS contests the U.S. federal income tax positions we take, the market for our common units may be adversely impacted and the costs of any contest will reduce our cash available for distribution to our unitholders. We have not requested any ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other U.S. federal income tax matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, the costs of any contest with the IRS, which will be borne indirectly by our unitholders and our General Partner, will result in a reduction in cash available for distribution.

Our unitholders are required to pay taxes on their share of income from us even if they do not receive any cash distributions from us.

Our unitholders are required to pay U.S. federal income taxes and, in some cases, state and local taxes, on their allocable share of our taxable income and gain even if they do not receive any cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax due with respect to that income.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If a unitholder sells common units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and that unitholder’s tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of our net taxable income result in a decrease in that unitholder’s tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the units sold will, in effect, become taxable income to that unitholder, if that unitholder sells such units at a price greater than that unitholder’s tax basis in those units, even if the price received is less than the original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation and amortization deductions and certain other items. In addition, because the amount realized includes a unitholder’s share of our non-recourse liabilities, if a unitholder sells units, that unitholder may incur a tax liability in excess of the amount of cash received from the sale.

Tax-exempt organizations and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in our common units by an organization that is exempt from U.S. federal income tax, such as employee benefit plans, individual retirement accounts (or “IRAs”), and non-U.S. persons raises issues unique to them. For example, a substantial amount of our U.S. federal taxable income and gain constitute gross income from an unrelated trade or business and the amount thereof allocable to a tax-exempt organization would be taxable to such organization as unrelated business taxable income. Distributions to a non-U.S. person that holds our common units will be reduced by U.S. federal withholding taxes imposed at the highest applicable U.S. federal income tax rate and such non-U.S. person will be required to file U.S. federal income tax returns and pay U.S. federal income tax, to the extent not previously withheld, on his, her or its allocable share of our taxable income and gain. Any tax-exempt organization or a non-U.S. person should consult its tax advisor before investing in our common units.

Our unitholders are subject to state and local income taxes and return filing requirements in states and localities where they do not live as a result of investing in our common units

In addition to U.S. federal income taxes, our unitholders will likely be subject to other taxes, such as foreign, state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct business in Pennsylvania, New Jersey, Tennessee, Georgia, Ohio, New York, Massachusetts, Kentucky, New Hampshire, Maine, Florida, Maryland, Minnesota, Michigan, Wisconsin, South Dakota, Texas, Delaware and Virginia. Each of these states (other than Florida and Texas) currently imposes a personal income tax on individuals (except that Tennessee only imposes a personal income tax on interest and dividends and New Hampshire only imposes a personal income tax on interest, dividends and gambling winnings) as well as an income, business profits and/or a franchise tax on corporations and other entities. We may own property or conduct business in other states, localities or foreign countries in the future. It is the responsibility of each unitholder to file all U.S. federal, state, local and foreign tax returns. Our counsel has not rendered an opinion on the state, local or non U.S. tax consequences of an investment in our common units.

We will treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of U.S. federal income tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain for U.S. federal income tax purposes from any sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder’s U.S. federal income tax returns.

We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes, and allocate them, between transferors and transferees of our common units each month based upon the ownership of our common units on the first business day of each month and as of the opening of the applicable exchange on which our common units are listed, instead of on the basis of the date a particular common unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations and although the U.S. Treasury Department issued proposed Treasury Regulations allowing a similar monthly simplifying convention, such regulations are not final and do not specifically authorize the use of the proration method we have adopted. If the IRS were to successfully challenge our proration method or new Treasury Regulations were to be issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

If a unitholder loans their common units to a short seller to cover a short sale of common units, they may be considered to have disposed of those common units for U.S. federal income tax purposes. If so, the unitholder would no longer be treated for U.S. federal income tax purposes as a partner with respect to those common units during the period of the loan and they may recognize gain or loss from such deemed disposition.

During the period of the loan of common units to the short seller, any of our income, gain, loss or deduction with respect to such common units may not be reportable by the respective unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable to them as ordinary income. Our counsel has not rendered an opinion regarding the treatment of a unitholder where common units are loaned to a short seller to cover a short sale of common units. Thus, unitholders should consult their tax advisors regarding the U.S. federal income tax effect of loaning their common units to a short seller.

We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between our General Partner and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

When we issue additional units or engage in certain other transactions, our General Partner will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our General Partner. Although we may from time to time consult with professional appraisers regarding valuation matters, including the valuation of our assets, our General Partner will make many of the fair market value determinations of our assets using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. Our methodology may be viewed as understating or overstating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and our General Partner, which may be unfavorable to such unitholders. The IRS may challenge our valuation methods and allocations of income, gain, loss and deduction between our General Partner and certain of our unitholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

A description of our properties is included in “Item 1. Business.” Our principal executive offices are in Allentown, Pennsylvania in an office space subleased from DMI. The lease expires on June 30, 2029.

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

Additional information regarding legal proceedings is included in Note 14 to the financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 20, 2015, we had 16,935,650 common units, held by approximately five holders of record outstanding. Our common units are listed and trade on the NYSE under the symbol “CAPL.” However, the 1,497,946 common units issued to CST associated with the drop down of fuel supply interests are not registered with the SEC and therefore cannot be traded on a public exchange. See “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”

The following table sets forth the range of the daily high and low sales prices for our common units, as reported on the NYSE, and cash distributions paid per common unit, beginning on October 25, 2012, the date our units began trading, for the periods indicated. The last reported sales price of our common units on the NYSE on February 20, 2015 was $37.14 per common unit.

	Price Ranges		Cash Distributions per unit (a)
	High	Low
Year ended December 31, 2014
Fourth Quarter	$40.82	$29.51	$0.5425
Third Quarter	38.65	25.55	0.5325
Second Quarter	27.85	25.86	0.5225
First Quarter	29.17	25.50	0.5125
Year ended December 31, 2013
Fourth Quarter	$29.07	$26.16	$0.5125
Third Quarter	29.18	24.61	0.5025
Second Quarter	26.25	21.25	0.4775
First Quarter	23.88	18.74	0.4525
Year ended December 31, 2012
Fourth Quarter (from October 25, 2012)	$21.65	$16.66	$0.2948	(b)

(a)	Represents cash distributions attributable to the quarter. Cash distributions declared in respect of a calendar quarter are paid in the following calendar quarter.
(b)	The distribution of $0.2948 per common unit corresponds to the minimum quarterly distribution of $0.4375 per unit prorated for the portion of the quarter after October 30, 2012, the closing date of our IPO.

As of February 20, 2015, we had 7,525,000 subordinated units outstanding. These subordinated units are owned, directly or indirectly, by Joseph V. Topper, Jr. and John B. Reilly, III, and are not listed or traded on a public exchange. See “Item. 12 Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”

Cash Distribution Policy

General

The board of directors of our General Partner has adopted a policy that requires us to make cash distributions each quarter, in an amount determined by the board of directors of our General Partner following the end of such quarter. In general, we expect that cash distributed for each quarter will equal cash generated from operations less cash needed for maintenance capital expenditures, accrued but unpaid expenses, including the management fee to CST, reimbursement of expenses incurred by our General Partner, debt service and other contractual obligations and reserves for future operating and capital needs or for future distributions to our partners. We expect that the board of directors of our General Partner will reserve excess cash, from time to time, in an effort to sustain or permit gradual or consistent increases in quarterly distributions. Restrictions in our credit agreement could limit our ability to pay distributions upon the occurrence of certain events. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.” The board of directors of our General Partner may also determine to borrow to fund distributions in quarters when we generate less cash available for distribution than necessary to sustain or grow our cash distributions per unit. The factors that we believe will be the primary drivers of our cash generated from operations are changes in demand for motor fuels, the number of sites to which we distribute motor fuels, the margin per gallon we are able to generate at such sites and the profitability of sites we own and lease.

Our cash distribution policy, established by our General Partner, is to distribute each quarter an amount at least equal to the minimum quarterly distribution of $0.4375 per unit on all units ($1.75 per unit on an annualized basis). We increased our distribution as indicated in Item I. Business and the distribution declared by the board of directors in February 2015 was $0.5425 per unit (or $2.17 per unit on an annualized basis). Our General Partner may determine at any time that it is in the best interest of our Partnership to modify or revoke our cash distribution policy. Modification of our cash distribution policy may result in distributions of amounts less than, or greater than, our minimum quarterly distribution, and revocation of our cash distribution policy could result in no distributions at all. In addition, our Credit Facility includes certain restrictions on our ability to make cash distributions.

Incentive Distribution Rights

IDRs represent the right to receive an increasing percentage (15.0%, 25.0% and 50.0%) of our quarterly distributions from operating surplus after the minimum quarterly distribution and the target distribution levels (as described below) have been achieved. CST holds our IDRs and has the right to transfer these rights at any time. The distributions declared since March 2014 exceed the threshold and IDRs have participated in distributions since then.

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

Recent Sales of Unregistered Securities

As noted previously, the 1,497,946 common units issued to CST, in January 2015, associated with the drop down of fuel supply interests are not listed or traded on a public exchange. See “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”

Issuer Purchases of Equity Securities

We did not repurchase any of our common units during the quarter ended December 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our summary historical financial and operating data for the periods and as of the dates indicated, which has been derived from our or our predecessor’s consolidated and combined financial statements. On October 30, 2012, we completed our IPO. At the closing of our IPO, a portion of the business of our predecessor and its subsidiaries and affiliates was contributed to CrossAmerica Partners LP. As such, the results of our predecessor are not comparable to our results as certain assets were not contributed to us as they did not meet our strategic and geographic plans.

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

	Consolidated CrossAmerica Partners LP For the Year Ended December 31, 2014	Consolidated CrossAmerica Partners LP For the Year Ended December 31, 2013	Consolidated CrossAmerica Partners LP Period from October 31, 2012 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012		Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2011		Combined Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2010
Income Statement Data:
Total revenues	2,669,317	1,936,059	311,774	1,573,502		1,623,564		1,192,078
Operating income	8,640	30,177	881	15,148		21,526		14,156
Income (loss) from continuing operations after income taxes	(6,171)	18,070	(1,356)	2,805		10,689		1,569
Net income (loss) attributable to partners	$(6,162)	$18,070	$(1,356)	$3,114		$9,910		$(5,030)
Net income (loss) per common and subordinated unit-basic	$(0.32)	$1.18	$(0.09)
Net income (loss) per common and subordinated unit-diluted	$(0.32)	$1.18	$(0.09)
Operating Data:
Sites owned and leased	658	556	511	477		368		332
Fuel margin	68,588	44,484	9,936	32,788		38,305		30,994
Gallons of motor fuel distributed (in millions) (a)	906.2	637.8	103.6	501.6		530.5		516.3
Selling price per gallon	$2.818	$2.968	$2.959	$3.103		$3.019		$2.269
Fuel margin per gallon (b)	$0.076	$0.070	$0.096	$0.065		$0.072		$0.060
Other Financial Data (unaudited)
EBITDA	42,087	51,509	3,463	28,352		34,420		26,909
Adjusted EBITDA	52,392	54,904	2,992	25,804		31,232		25,981
Distributable Cash Flow	35,031	39,296	999		(c)		(c)		(c)
Distributable Cash Flow per unit-diluted	1.76	2.57	0.07		(c)		(c)		(c)
Distribution	2.1100	1.9450	0.2948		(c)		(c)		(c)
Distribution coverage-diluted	0.8x	1.3x	0.2x		(c)		(c)		(c)

(a)	Excludes gallons of motor fuel distributed to sites classified as discontinued operations with respect to the periods presented for our predecessor.
(b)	Fuel margin per gallon represents (1) total revenues from fuel sales, less total cost of revenues from fuel sales, divided by (2) total gallons of motor fuel distributed.
(c)	Results for these periods were not presented as these non-GAAP financial measures were not used at that time.

	Consolidated CrossAmerica Partners LP as of December 31, 2014	Consolidated CrossAmerica Partners LP as of December 31, 2013	Combined Lehigh Gas Entities (Predecessor) as of December 31, 2012	Combined Lehigh Gas Entities (Predecessor) as of December 31, 2011	Combined Lehigh Gas Entities (Predecessor) as of December 31, 2010
Balance Sheet Data:
Cash and cash equivalents	$15,170	$4,115	$4,768	$2,082	$2,988
Total current assets	76,124	35,496	22,974	27,982	38,040
Total assets	604,646	391,621	317,851	271,136	257,415
Total current liabilities	94,033	38,857	32,153	44,515	56,267
Long-term debt, excluding current portion	201,276	173,509	183,751	177,529	156,940
Total liabilities	414,155	296,950	303,306	303,823	285,593
Total equity	190,491	94,671	14,545	(32,687)	(28,178)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Partnership and Predecessor Entity audited consolidated and combined financial statements and notes thereto included elsewhere in this Annual Report.

Overview

We are a Delaware limited partnership formed to engage in the distribution of motor fuels, consisting of gasoline and diesel fuel, and to own and lease real estate used in the retail distribution of motor fuels. Since our Predecessor was founded in 1992, we have generated revenues from the wholesale distribution of motor fuels to retail sites and from real estate leases. In the third quarter of 2013, we also began generating revenues, on a select basis, through the retail distribution of motor fuels at sites operated by commission agents, and in the second quarter of 2014, as a result of the PMI acquisition, we began generating revenues from the operation of 87 convenience stores and nine branded, co-located quick-service restaurants.

Our primary business objective is to make quarterly cash distributions to our unitholders and, over time, to increase our quarterly cash distributions. We intend to make minimum quarterly distributions of at least $0.4375 per unit (or $1.75 per unit on an annualized basis). Since the closing of our IPO, we have increased our distributions from $0.4375 per unit, per quarter (or $1.75 per unit on an annualized basis) to $0.5425 per unit, per quarter (or $2.17 per unit on an annualized basis) effective with the distribution with respect to the fourth quarter of 2014, a 24.0% increase. The amount of any distributions is subject to the discretion of the board of directors of our General Partner which may modify or revoke our cash distribution policy at any time. Our partnership agreement does not require us to pay any distributions.

We believe consistent demand for motor fuels in the areas where we operate and the contractual nature of our rent income provides a stable source of cash flow. Cash flows from the wholesale distribution of motor fuels are generated primarily by a per gallon margin that is either a fixed or variable mark-up per gallon, depending on our contract terms. By delivering most motor fuels through independent carriers on the same day we purchase the motor fuels from suppliers, we seek to minimize the commodity price risks typically associated with the purchase and sale of motor fuels.

We also generate revenues from rent income primarily by collecting rent from lessee dealers, CST and LGO pursuant to lease agreements. Our lease agreements with lessee dealers, CST and LGO had average remaining lease terms of approximately 2.7 years, 9.8 years and 13.1 years as of December 31, 2014, respectively. The terms of our lease agreements with lessee dealers generally run concurrently with the terms of the wholesale supply agreements at the sites, and the lease agreements generally require the lessee dealers to purchase their motor fuel from us.

As of December 31, 2014, approximately 60% of the sites to which we distribute motor fuels were owned or leased by us. In addition, we have agreements requiring the operators of these sites to purchase motor fuels from us.

As noted above, in the third quarter of 2013, we also began generating revenues from the retail distribution of motor fuels. As of December 31, 2014, we distributed retail fuels at approximately 163 sites. At 76 of these sites, we operate the retail fuel operations through a third-party commission agent and lease the non-fuel site operations to the commission agent. Our lease agreements with the commission agents had an average remaining lease term of approximately 3.3 years as of December 31, 2014. The commission agent pays rent to us for the use of the non-fuel related real and personal property at the site. The commission agent operates the non-fuel related operations at the site for its own account and receives from us a fixed rate per gallon of motor fuel distributed to the retail consumer. Following our PMI acquisition, we also began directly distributing retail fuel at 87 convenience stores. In addition to retail fuel distribution at these sites, we also operate and generate revenues from the convenience stores and nine branded, co-located quick-service restaurants.

For the year ended December 31, 2014, we were one of the ten largest independent distributors by volume in the United States for ExxonMobil, BP and Motiva. Approximately 95% of the motor fuels we distributed in the year ended December 31, 2014 were branded, including Chevron, Sunoco, Valero, Gulf and Citgo brands.

For 2014, we distributed an aggregate of approximately 906.2 million gallons of motor fuels. As of December 31, 2014, we distributed motor fuels to 1,074 sites, comprised of the following classes of business:

•	416 sites operated by independent dealers;

•	21 sites owned by us and operated by CST;

•	200 sites owned or leased by us and operated by LGO;

•	274 sites owned or leased by us and operated by lessee dealers;

•	76 sites owned or leased by us and operated by commission agents; and

•	87 sites owned or leased and operated by us.

•	17 sub-wholesalers and sold various other products to commercial and residential customers.

We own and lease sites primarily located in prime locations with strong motor fuel demand. We own and lease sites located in Pennsylvania, New Jersey, Ohio, New York, Massachusetts, Kentucky, New Hampshire, Maine, Florida, Maryland, Delaware, Tennessee, Virginia, Illinois, Indiana and West Virginia. We also distribute motor fuel in Georgia and North Carolina. As a result of the Erickson and Landmark acquisitions in 2015, we own and lease sites in Minnesota, Michigan, Wisconsin, South Dakota and Texas. Based on the most recent data available from the Energy Information Agency, of the 23 states in which we distribute motor fuel, nine were among the top ten consumers of gasoline in the United States and eight were among the top ten consumers of on-highway diesel fuel in the United States for 2013.

Recent Developments

Acquisition of General Partner by CST

On October 1, 2014, CST consummated the sale to CST of 100% of the membership’s interest in our General Partner from DMI, an entity wholly owned by the Topper Trust for which Joseph V. Topper, Jr. is the trustee (the “GP Purchase”), and all of the membership interests in limited liability companies formed by trusts for which each of Mr. Topper and John B. Reilly, III serves as trustee, which limited liability companies own all of the IDRs. CST is one of the largest independent retailers of motor fuels and convenience merchandise in North America.

The General Partner manages the operations and activities of the Partnership. The Partnership is managed and operated by the board of directors and executive officers of the General Partner. As a result of the GP Purchase, CST controls the General Partner and has the right to appoint all members of the board of directors of the General Partner.

Immediately following the GP Purchase, we changed the name of the Partnership from Lehigh Gas Partners LP to “CrossAmerica Partners LP” and began trading on the New York Stock Exchange under the symbol “CAPL.”

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

On and effective as of October 1, 2014, CST, as the owner of the General Partner, appointed each of the following as members to the board of directors of the General Partner: Kimberly S. Lubel, Chief Executive Officer, President and Chairman of the board of directors of CST, Clayton E. Killinger, Senior Vice President and Chief Financial Officer of CST, and Stephan F. Motz, Senior Vice President and Chief Development Officer of CST, as directors of the board of directors of the General Partner, and Gene Edwards and Justin A. Gannon as independent directors of the board of directors of the General Partner.

Employment Agreement

Mr. Topper and CST Services entered into an employment agreement dated as of October 1, 2014 (the “Topper Employment Agreement”), pursuant to which Mr. Topper was appointed as the Chief Executive Officer and President of the General Partner. The Topper Employment Agreement has a term of one year and will automatically renew for an additional one year term unless the parties agree otherwise or either party gives 60-day written notice prior to the end of the initial term. Mr. Topper’s base salary is $525,000 per year. He is eligible to receive a short-term incentive award equal to 75% of his base salary and an equity award equal to 200% of his base salary. Mr. Topper is entitled to participate in all employee benefit plans and programs generally available to similarly situated executives of CST Services LLC. CST Services may terminate Mr. Topper’s employment at any time for any reason.

Per the terms of the Topper Employment Agreement, Mr. Topper agrees that, during his employment and for a period equal to the greater of (i) the balance of his employment term and (ii) one year following termination for cause or his resignation without good reason (the “Restricted Period”), (x) he will not solicit or in any way be involved with any prior, current or prospective customer, client, consultant, broker or business partner of, or any person who had dealings with, CST Services or the Partnership and (y) he will not solicit for employment any person who is or was within the preceding six months an employee or consultant of CST Services or the Partnership. Per the terms of the Topper Employment Agreement, during the Restricted Period, Mr. Topper also agrees that he will not associate in any way with any business that at any time during the Restricted Period is engaged in the business of CST Services or the Partnership other than those activities and businesses that Mr. Topper controls as of October 1, 2014.

Amended and Restated Omnibus Agreement

We also entered into an Amended and Restated Omnibus Agreement, dated October 1, 2014, by and among the Partnership, the General Partner, DMI, CST Services, LGO and Mr. Topper (the “Amended Omnibus Agreement”), which amends and restates the Original Omnibus Agreement. The terms of the Amended Omnibus Agreement were approved by the former conflicts committee of the board of directors of the General Partner, which is comprised solely of independent directors.

General. Pursuant to the Amended Omnibus Agreement, CST Services agrees, among other things, to provide, or cause to be provided, to the Partnership the management services previously provided by DMI on substantially the same terms and conditions as were applicable to DMI under the Original Omnibus Agreement. Pursuant to the terms of a transition services agreement by and between DMI and CST Services, DMI provided the management services it provided under the Original Omnibus Agreement to the Partnership on behalf of CST Services through December 31, 2014.

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

In accordance with the Amended Omnibus Agreement, the Partnership is required to pay CST a management fee, which is initially $670,000 per month plus a variable fee of between zero and $0.003 per gallon for wholesale fuel distribution and $0.015 per gallon for retail fuel distribution at sites we operate. In addition, and subject to certain restrictions on CST’s ability to incur third-party fees, costs, taxes and expenses, the Partnership is required to reimburse CST and the General Partner for all reasonable out-of-pocket third-party fees, costs, taxes and expenses incurred by CST or the General Partner on the Partnership’s behalf in connection with providing the services required to be provided by CST under the Amended Omnibus Agreement. The Partnership incurred $2.5 million in management fees under the Amended Omnibus Agreement in 2014, classified as selling, general and administrative expenses in the statements of operations.

Accelerated Vesting of Awards to Certain Employees

In connection with the October 1, 2014 GP Purchase as specified in the Lehigh Gas Partners LP Executive Income Continuity Plan (“EICP”), all unvested awards held by covered persons vested on October 1, 2014. As a result, 167,535 phantom units and 9,622 profits interests granted to certain employees of DMI vested. The incremental charge recorded in 2014 associated with the accelerated vesting of these awards was approximately $4.6 million, included in selling, general and administrative expenses.

Termination Payments Payable under the Employee Income Continuity Plan

In addition to the incremental charge associated with the accelerated vesting of awards discussed above, we accrued $2.4 million of severance and benefit costs in 2014 related to certain covered persons under the Executive Income Continuity Plan who have terminated their employment. Such costs are included in selling, general and administrative expenses.

Fuel Distribution Agreement and Lease Agreement with CST

On October 1, 2014, we entered into a fuel distribution agreement and a lease agreement with CST that covers sites owned by the Partnership and operated by CST. The fuel distribution and lease agreements have initial 10-year terms with 5-year renewal terms until the agreements are terminated as permitted in the agreements. The fuel distribution agreement provides the Partnership with a fixed mark-up per gallon and the lease agreement is a triple net lease.

Nice N Easy Acquisition

CST and the Partnership jointly entered into an agreement to purchase, effective November 1, 2014, the convenience store assets, franchisor rights and associated trademarks of Nice N Easy. Nice N Easy operates corporate and franchise stores in central New York with a concentration in the Syracuse, New York region. Effective on November 1, 2014, CST assigned the rights to acquire the real property and underground storage tanks relating to 23 fee sites of Nice N Easy to LGWS and the fuel distribution agreements with respect to 25 Nice N Easy operated sites to LGW (collectively, the “Assignment”), for aggregate cash consideration of $65 million. We funded the acquisition with borrowings under our credit facility. CST purchased the working capital, convenience store operations and franchise operations.

The conflicts committee and the executive committee of the board of directors of CST approved the original allocation of the purchase price between CST and the Partnership and subsequently approved an adjustment to the allocation of the purchase price so that the aggregate purchase price paid by the Partnership was $53.8 million, resulting in a payment in December 2014 of approximately $11.4 million from CST to the Partnership. In approving the transaction, the conflicts committee based its decisions in part on an opinion from its independent financial advisor that the consideration to be paid by the Partnership is fair to the unaffiliated common unitholders of the Partnership from a financial point of view.

LGWS leases the acquired real estate to a subsidiary of CST, which will operate the sites. In addition, LGW distributes fuel to a subsidiary of CST that operates the acquired sites pursuant to a wholesale fuel distribution agreement.

The preliminary purchase price allocation resulted in the recognition of $16.6 million of goodwill. A substantial portion of the goodwill represents the value that would have been allocated to wholesale fuel distribution rights. However, because the wholesale fuel distribution rights have been acquired as a result of CST assigning them to the Partnership, this intangible is not permitted to be recognized and so the residual value has been allocated to goodwill.

PMI Acquisition

On April 28, 2014, we exercised an option (the “Option”) to purchase 100% of the membership interests of Pinehurst Petroleum, LLC (“Pinehurst”) from Joseph L. Smith III and John A. Kopfer, Jr. (collectively “Smith/Kopfer”) for $4.0 million. Pinehurst’s sole asset was an Agreement and Plan of Merger among Pinehurst, PMI Merger Sub, Inc., a wholly-owned subsidiary of Pinehurst (“Sub”), Petroleum Marketers, Incorporated (“PMI”), Petroleum Marketers, Incorporated Employee Stock Ownership Trust and Ronald R. Hare, in his capacity as representative (the “Merger Agreement”), pursuant to which Pinehurst agreed to acquire all of the shares of PMI for $73.5 million inclusive of an adjustment for working capital, through the merger (“the Merger”) of Sub and PMI. Under the terms of the Merger Agreement, the stockholders of PMI agreed to escrow $5.0 million for 25 months after the closing date of the Merger to secure the indemnity provisions contained in the Merger Agreement for the benefit of Pinehurst. The transaction was funded with borrowings under our credit facility. On April 30, 2014, pursuant to the Option, the Partnership purchased all of the equity interests of Pinehurst ($1.0 million of the consideration has been included in accrued expenses and other current and noncurrent liabilities at December 31, 2014). Subsequent to such purchase, the Merger became effective and, as a result, the Partnership became the owner of PMI.

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

On May 1, 2014, immediately subsequent to the effectiveness of the Merger, we caused PMI to divest its lubricants business (the “Lubricants Business”) to Zimri Holdings, LLC (“Zimri”), an entity owned by Smith/Kopfer, for the sum of $14.0 million pursuant to an Asset Purchase Agreement (the “APA”) between PMI and Zimri. The APA contains customary representations, warranties, agreements and obligations of the parties, as well as indemnity provisions. A trust controlled by Joseph V. Topper, Jr., Chairman and CEO of the General Partner, financed the purchase of the Lubricants Business by Zimri pursuant to a loan to Zimri. The financing by Mr. Topper’s trust was approved by the former conflicts committee of the board of directors of the General Partner. In 2014, the trust that financed the purchase acquired the Lubricants Business.

Atlas Acquisition

On May 19, 2014, we completed our acquisition of 52 wholesale supply contracts, one sub-wholesaler contract, five fee sites, six leasehold sites and certain other assets from affiliates of Atlas Oil Company (“Atlas”) for $34.0 million. In addition, we acquired certain short-term notes receivable associated with the wholesale supply and commission marketing contracts for $5.2 million, bringing total consideration to $39.2 million, subject to closing adjustments. The transaction was funded by borrowings under our credit facility and $4.0 million of proceeds from the sale of the Lubricants Business that were directed to an escrow agent as part of an Internal Revenue Code Section 1031 like-kind exchange.

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

In connection with the acquisition of PMI and assets from certain affiliates of Atlas, we amended our Omnibus Agreement, dated October 30, 2012, with our General Partner, DMI, LGO, and Joseph V. Topper, Jr. (as so amended , the “Original Omnibus Agreement”) with regard to the management fee payable by us to DMI effective July 1, 2014. The revised management fee consists of a base monthly fee of $670,000 per month and a variable fee of between zero and $0.003 per gallon for wholesale fuel distribution and $0.015 per gallon for retail fuel distribution at sites we operate. The General Partner and DMI may waive all or any portion of the management fee to the extent that all or a portion of the management services are either purchased from another party or not required.

Amended and Restated Credit Agreement

In March 2014, we entered into an amended and restated credit agreement, and such agreement was further amended on September 30, 2014 (as so amended, the “Credit Facility”). The Credit Facility is a senior secured revolving credit facility maturing March 4, 2019 with a total borrowing capacity of $550.0 million, under which swing-line loans may be drawn up to $10.0 million and standby letters of credit may be issued up to an aggregate of $45.0 million. The Credit Facility may be increased, from time to time, upon our written request, subject to certain conditions, up to an additional $100.0 million. All obligations under the Credit Facility are secured by substantially all of our assets. The notional amount of availability at December 31, 2014, was $333.2 million.

Equity Offering

In September 2014, we issued 4,140,000 common units, inclusive of the underwriter’s over-allotment option, for $33.99 per unit, resulting in proceeds of $135.0 million, net of underwriting discounts and commissions and offering expenses. We used the proceeds to reduce indebtedness outstanding under our Credit Facility.

Amended PMPA Franchise Agreement with LGO

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

Sale of Wholesale Fuel Supply Contracts and Assignment of Leases to DMI

The Partnership, DMI and LGO consummated a series of transactions pursuant to which DMI acquired, for an aggregate purchase price of $5.7 million and an earn-out in the amount of $0.8 million if DMI renews a single customer contract that expires in 2015, the wholesale fuel supply rights for 78 locations in Pennsylvania and New York previously supplied by the Partnership and the fuel supply rights of the Partnership to such sites was terminated. In addition, subleases for 12 of the sites, previously leased to us, were assigned to DMI or its affiliates. The terms of the transaction were approved by the former conflicts committee of the board of directors of the General Partner, which was comprised solely of independent directors. The volume associated with these sites for 2013 was approximately 94 million gallons, of which approximately 36 million gallons represents sales to a sub-wholesaler at a de minimus margin and approximately 28 million gallons relates to a single contract expiring in 2015. In addition, rent expense for the leasehold sites included in the transaction exceeded the rent income on an annual basis by approximately $0.6 million for 2013.

Because this was a transaction between entities under common control, the Partnership derecognized the assets and liabilities associated with the wholesale fuel supply contracts and leases and recognized the approximate $2.3 million excess of the purchase price over the net book value of the net assets divested as a contribution to partners’ capital on October 1, 2014.

Subsequent Events

Drop Down of Fuel Supply Interests

Pursuant to a Contribution Agreement (the “Contribution Agreement”), dated December 16, 2014, by and among the Partnership, CST and CST Services, an indirect wholly owned subsidiary of CST, on January 2, 2015, we completed the acquisition, effective January 1, 2015, of a 5% limited partner interest in CST Fuel Supply LP (“CST Fuel”) from CST Services in exchange for 1,497,946 newly issued common units representing limited partner interests in the Partnership.

CST Fuel owns 100% of the issued and outstanding membership interests in CST Marketing and Supply LLC (“CSTMS”), which is a party to a fuel supply agreement with a subsidiary of Valero Energy Corporation. The general partner of CST Fuel is CST USA, Inc., a wholly owned subsidiary of CST. CST will continue to indirectly own a 95% limited partner interest in CST Fuel.

Immediately prior to closing and effective January 1, 2015, CST Services, CSTMS and certain subsidiaries of CST Services (“Purchasers”) entered into a fuel distribution agreement (the “Fuel Distribution Agreement”), pursuant to which CSTMS, on an annual basis, sells and delivers to the Purchasers, and the Purchasers will purchase, for at least 10 years no less than 1.57 billion gallons of branded and unbranded motor fuels at a fixed net margin of $0.05 per gallon for resale at retail sites operated by such Purchasers.

The terms of the Contribution Agreement and Fuel Distribution Agreement were approved by the independent conflicts committee of the board of directors of the General Partner. The conflicts committee retained independent legal and financial advisors to assist in evaluating and negotiating the transaction. In approving the transaction, the conflicts committee based its decisions in part on an opinion from its independent financial advisor that the consideration to be paid by the Partnership is fair to the unaffiliated common unitholders of the Partnership from a financial point of view.

Landmark Acquisition

On January 8, 2015, CST and the Partnership jointly purchased 22 convenience stores from Landmark Industries. The stores operate under the Timewise brand name and provide Shell branded fuel. The sites are all owned fee simple and are located primarily in the San Antonio area. We purchased all of the real property and underground storage tanks as well as certain wholesale fuel distribution assets for $43.5 million, funded by borrowings under our Credit Facility. CST purchased the remaining personal property, working capital and the convenience store operations. The allocation of the purchase price between the Partnership and CST is subject to adjustment following completion of real property appraisals.

LGWS leases the acquired real estate to CST under triple net leases and LGW distributes wholesale fuel to CST under long term agreements with a fuel gross profit margin of approximately 5 cents per gallon.

Erickson Acquisition

On February 1, 2015, we completed the acquisition of all of the outstanding capital stock of Erickson Oil Products, Inc. (“Erickson”) and certain related assets from GST Non-Exempt Family Trust Created Under the David B. Erickson Revocable Trust UAD May 12, 2010 and GST Exempt Family Trust Created Under the David B. Erickson Revocable Trust UAD May 12, 2010 (collectively, the “Stock Sellers”), and certain real estate from Team Investments, LLC (together with the Stock Sellers, the “Sellers”). The purchase price was $85 million, subject to certain post-closing adjustments and indemnification and environmental remediation escrows, and was funded by borrowings under the Credit Facility.

Erickson operates 64 convenience store sites located in Minnesota, Michigan, Wisconsin and South Dakota, with a concentration in the Minneapolis / St. Paul region, of which 59 are owned in fee simple and five are leased under long term leases. Certain of the convenience store sites owned in fee simple are subject to a right of first refusal held by SuperAmerica Franchising LLC, which, if exercised, will reduce the purchase price.

In connection with the purchase, the Sellers and certain principals of the Sellers have agreed, subject to certain exceptions, not to engage directly or indirectly in the retail petroleum or convenience store business in a designated geographic area surrounding the purchased convenience store sites for a period of four years following the closing.

Outlook

The Partnership expects its total fuel volume to increase in 2015, driven by the inclusion of a full year’s worth of results from the PMI, Atlas, and Nice N Easy acquisitions, as well as the results from the Erickson and Landmark acquisitions, offset by a decrease in volume as a result of market conditions. Based on current market conditions, we would expect our motor fuel gross margins to be consistent with historical results. We expect rent income to increase in 2015 as a result of recent acquisitions as well. In addition, we anticipate additional asset and/or fuel drops from CST.

Earnings in future periods are subject to various risks and uncertainties. See “Forward-Looking Information,” “Item 1. Business,” “Item 1A. Risk Factors,” the rest of this Item 7, and Note 14 to the financial statements for a discussion of the risks, uncertainties and factors that may impact future results.

Results of Operations

Evaluating Our Results of Operations

The primary drivers of our operating results are the volume of motor fuel we distribute, the margin per gallon we are able to generate on the motor fuel we distribute and the rent income we earn on the sites we own or lease. For owned or leased sites, we seek to maximize the overall profitability of our operations, balancing the contributions to profitability of motor fuel distribution and rent income. Our Amended Omnibus Agreement, under which CST provides management, administrative and operating services for us, enables us to manage a significant component of our operating expenses. Our management relies on financial and operational metrics designed to track the key elements that contribute to our operating performance. To evaluate our operating performance, our management considers gross profit from fuel sales, motor fuel volumes, margin per gallon, rent income for sites we own or lease, EBITDA, Adjusted EBITDA and Distributable Cash Flow.

Gross Profit, Volume and Margin per Gallon - Gross profit from fuel sales represents the excess of revenues from fuel sales, including revenues from fuel sales to related parties, over cost of revenues from fuel sales, including cost of revenues from fuel sales to related parties. Volume of motor fuel represents the gallons of motor fuel we distribute to sites. Margin per gallon represents gross profit from fuel sales divided by total gallons of motor fuels distributed. We use volumes of motor fuel we distribute to a site and margin per gallon to assess the effectiveness of our pricing strategies, the performance of a site as compared to other sites we own or lease, and our margins as compared to the margins of sites we seek to acquire or lease.

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

EBITDA, Adjusted EBITDA and Distributable Cash Flow - Our management uses EBITDA, Adjusted EBITDA and Distributable Cash Flow to analyze our performance as more fully described in “Non-GAAP Financial Measures” later in Item 7.

Comparison of Years ended December 31, 2014 and 2013

The following table sets forth our statements of operations for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013	$ Variance	% Variance
Revenues:
Revenues from fuel sales	$1,788,963	$877,685	$911,278	103.8
Revenues from fuel sales to related parties	764,509	1,015,121	(250,612)	(24.7)
Revenue from food and merchandise sales	71,307	—	71,307	n/a
Rent income	21,764	15,518	6,246	40.3
Rent income from related parties	21,494	26,059	(4,565)	(17.5)
Other revenues	1,280	1,676	(396)	(23.6)

Total revenues	2,669,317	1,936,059	733,258	37.9
Costs and Expenses:
Cost of revenues from fuel sales	1,749,682	858,996	890,686	103.7
Cost of revenues from fuel sales to related parties	735,202	989,326	(254,124)	(25.7)
Cost of revenues from food and merchandise sales	53,709	—	53,709	n/a
Rent expense	19,051	15,509	3,542	22.8
Operating expenses	31,386	4,577	26,809	585.7
Depreciation and amortization	32,981	20,963	12,018	57.3
Selling, general and administrative expenses	40,319	16,558	23,761	143.5
Gains on sales of assets, net	(1,653)	(47)	(1,606)	n/a

Total costs and operating expenses	2,660,677	1,905,882	754,795	39.6

Operating income	8,640	30,177	(21,537)	(71.4)
Interest expense	(16,631)	(14,182)	(2,449)	17.3
Other income, net	466	359	107	29.8

Income (loss) before taxes	(7,525)	16,354	(23,879)	(146.0)
Income tax expense (benefit)	(1,354)	(1,716)	(362)	21.1

Net income (loss)	(6,171)	18,070	(24,241)	(134.2)
Net income (loss) attributable to noncontrolling interests	(9)	—	(9)	n/a

Net income (loss) attributable to partners	$(6,162)	$18,070	$(24,232)	(134.1)

The Partnership began operating in two reportable segments commencing September 1, 2013. Effective with the PMI acquisition, the Partnership now also engages in the operation of convenience stores and branded quick-service restaurants. Given these changes, the Partnership conducts its business in two segments: 1) the wholesale segment and 2) the retail segment.

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

The table below presents our results for the year ended December 31, 2014 by segment (in thousands).

	Wholesale	Retail	Unallocated	Consolidated
Revenues from fuel sales to external customers	$2,104,128	$449,344	$—	$2,553,472
Intersegment revenues from fuel sales	204,276	—	(204,276)	—
Revenues from food and merchandise sales	—	71,307	—	71,307
Rent income	38,498	4,760	—	43,258
Other revenue	837	443	—	1,280

Total revenues	2,347,739	525,854	(204,276)	2,669,317
Cost of revenues from fuel sales	2,247,798	441,256	(204,170)	2,484,884
Cost of revenues from food and merchandise sales	—	53,709	—	53,709
Rent expense	13,864	5,187	—	19,051
Operating expenses	12,930	18,456	—	31,386
Depreciation and amortization	28,955	4,026	—	32,981
Selling, general and administrative expenses	—	—	40,319	40,319
Loss (gains) on sales of assets, net	(1,653)	—	—	(1,653)

Total costs and expenses	2,301,894	522,634	(163,851)	2,660,677

Operating income (loss)	45,845	3,220	(40,425)	8,640
Interest expense	(5,678)	(503)	(10,450)	(16,631)
Other income, net	422	44	—	466

Income (loss) from continuing operations before income taxes	40,589	2,761	(50,875)	(7,525)
Income tax expense (benefit)	—	—	(1,354)	(1,354)

Net income (loss)	$40,589	$2,761	$(49,521)	$(6,171)

The table below presents our results for the year ended December 31, 2013 by segment (in thousands).

	Wholesale	Retail	Unallocated	Consolidated
Revenues from fuel sales to external customers	$1,824,568	$68,238	$—	$1,892,806
Intersegment revenues from fuel sales	57,988	—	(57,988)	—
Rent income	40,210	1,367	—	41,577
Other revenues	1,676	—	—	1,676

Total revenues	1,924,442	69,605	(57,988)	1,936,059
Cost of revenues from fuel sales	1,838,706	67,586	(57,970)	1,848,322
Rent expense	15,350	159	—	15,509
Operating expenses	4,174	403	—	4,577
Depreciation and amortization	20,288	675	—	20,963
Selling, general and administrative expenses	—	—	16,558	16,558
Gains on sales of assets, net	(47)	—	—	(47)

Total costs and expenses	1,878,471	68,823	(41,412)	1,905,882

Operating income (loss)	45,971	782	(16,576)	30,177
Interest expense	(4,479)	(169)	(9,534)	(14,182)
Other income, net	349	10	—	359

Income (loss) from continuing operations before income taxes	41,841	623	(26,110)	16,354
Income tax expense (benefit)	—	—	(1,716)	(1,716)

Net income (loss)	$41,841	$623	$(24,394)	$18,070

Revenues and Costs from Fuel Sales

Our aggregate revenues from fuel sales, which include revenues from fuel sales to related parties, and aggregate cost of revenues from fuel sales, which include the cost of revenues from fuel sales to related parties, are principally derived from the purchase and sale of gasoline and diesel fuel with the resulting changes in aggregate revenues from fuel sales and aggregate cost of revenues from fuel sales, being attributable to the combination of volume of gallons of fuel distributed and/or fluctuations in market prices for crude oil and petroleum products, which are generally passed onto our customers.

	2014	2013	$ Variance	% Variance
Revenues from fuel sales	$2,553,472	$1,892,806	$660,666	34.9
Cost of revenues from fuel sales	$2,484,884	$1,848,322	$636,562	34.4

Gross margin from fuel sales	$68,588	$44,484	$24,104	54.2
Volume	906,164	637,845	268,319	42.1
Sales price per gallon	$2.818	$2.968	$(0.150)	(5.1)
Gross margin per gallon (a)	$0.076	$0.070	$0.006	8.6

(a)	The wholesale segment gross margin per gallon was $0.068 and $0.069 for 2014 and 2013, respectively. The retail segment gross margin per gallon was $0.059 and $0.032 for 2014 and 2013, respectively.

The increase in aggregate revenues from fuel sales resulted from an increase of $797.3 million related to an increase in volume of gallons distributed offset by a $136.6 million impact resulting from a reduction in selling prices. The increase in volume of gallons distributed was principally related to our acquisitions, with 195.9 million gallons related to the PMI acquisition, 50.5 million gallons related to the Atlas acquisition, 37.4 million gallons related to the Manchester acquisition, 21.9 million gallons related to the Rocky Top acquisition, 12.5 million gallons related to the Rogers acquisition, and 1.1 million gallons related to new Getty sites. These increases were partially offset by decreases of 21.4 million gallons related to marketplace competition, 24.5 million gallons related to the sale of wholesale fuel supply contracts to DMI, 6.6 million gallons related to the closure of sites, and 4.3 million gallons related to terminated dealer supply contracts.

Revenues and Costs from Food and Merchandise Sales

Revenues and costs from food and merchandise sales were generated by PMI. Margins of 25% were negatively impacted by the $1.6 million fair value adjustment to merchandise inventory recorded in purchase accounting that was expensed as a one-time charge in the post-acquisition period.

Rent Income

Rent income, including rent income from related parties, increased $1.7 million to $43.3 million for 2014, from $41.6 million for 2013. This increase was driven by $4.3 million of incremental rent income from the 2013 and 2014 acquisitions partially offset by the $1.9 million impact of leases with LGO that were terminated in the third quarter of 2013 associated with commission and closed sites and the $0.7 million impact of sites that have been sold.

Other Revenues

Other revenues decreased $0.4 million from $1.7 million to $1.3 million primarily due to a $0.6 million decrease in fees paid by dealers to terminate their supply contracts and a $0.5 million decrease in fees paid by dealers related to point-of-sale charges, partially offset by a $0.5 million increase in revenues from non-core services to residential customers within the PMI operations.

Rent Expense

Rent expense increased $3.6 million to $19.1 million for 2014, compared with $15.5 million for 2013. PMI drove a $4.0 million increase. The remaining increase was primarily due to the other 2013 and 2014 acquisitions, which resulted in an increase of $0.5 million, partially offset by a $0.4 million decrease as a result of the assignment of certain leases to DMI in connection with the GP Purchase and a $0.2 million decrease associated with terminated leases. The settlement of capital lease obligations at severed Getty sites resulted in gains of $0.4 million and $0.2 million for 2014 and 2013, respectively.

Operating Expenses

Operating expenses increased $26.8 million to $31.4 million for 2014, compared with $4.6 million for 2013. The PMI operations drove $22.1 million of the increase, which is comprised primarily of management fees incurred with a related party, repairs and maintenance, real estate taxes, utilities and supplies. Excluding the results of PMI, the remaining increase was primarily due to an increase in repairs and maintenance of $2.3 million and insurance expense of $0.4 million due to an increase in owned and leased sites as a result of the 2013 and 2014 acquisitions. We also incurred $1.5 million more in real estate taxes associated with certain commission sites for which the leases with the commission agents are not triple net leases. In addition, we incurred $0.2 million more in rebranding costs, primarily driven by the termination of the Chevron fuel purchase contract in order to rebrand certain sites in Florida from Chevron to ExxonMobil. Accretion of asset retirement obligations increased by $0.3 million primarily as a result of the change in operating and accounting policies to conform to CST’s policies (see Critical Accounting Policies – Asset Retirement Obligations” for more information).

Depreciation and Amortization

Depreciation and amortization increased $12.0 million to $33.0 million for 2014 from $21.0 million for 2013. This increase was driven by $11.4 million of incremental depreciation and amortization resulting from the 2013 and 2014 acquisitions, a $0.2 million write-off of the trademark associated with the Rogers acquisition as a result of rebranding those sites and a $0.2 million increase in impairment charges. In addition, there was a $0.3 million increase in depreciation as a result of the adjustment to asset retirement obligations related to the change in operating and accounting policies to conform to those of CST, partially offset by a $0.2 million decrease in amortization caused by the accelerated amortization method being used to amortize certain wholesale fuel supply contracts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $23.7 million to $40.3 million for 2014, compared with $16.6 million for 2013. PMI drove $9.0 million of the increase, which was comprised primarily of management fees incurred with a related party, $5.6 million of acquisition costs as well as professional fees and non-income taxes. Excluding the results of PMI, the remaining increase was primarily due to the change in the management fee structure under the Amended and Original Omnibus Agreements and the increase in fuel volume, which resulted in an increase of $1.9 million, an increase in equity-based compensation expense of $8.5 million, $4.6 million of which was related to the accelerated vesting upon the change-in-control, $2.4 million of severance and benefit costs payable under the EICP, an increase of $0.7 million in acquisition costs, a $0.5 million increase in employer payroll taxes reimbursed to an affiliate associated with the issuance of equity compensation and a $0.3 million increase in non-income taxes as a result of entering additional states.

Acquisition costs incurred during 2014 and 2013 were $7.5 million and $1.2 million, respectively.

Gains on Sales of Assets, net

The gain recorded for 2014 related primarily to two site divestitures.

Interest Expense

Interest expense increased $2.4 million to $16.6 million compared with $14.2 million in 2013. The increase was primarily driven by an increase in average outstanding borrowings under the Credit Facility, which resulted in an increase of $0.7 million, and the seller financing issued in connection with the Rocky Top acquisition, which resulted in an increase of $1.5 million. In addition, we incurred $0.3 million of costs to amend our Credit Facility in July 2014 and deferred financing costs of $0.7 million were written off in 2014 as a result of changes in lenders in the amended credit facility, partially offset by the impact of extending the term of the credit facility in March 2014, which resulted in a decrease in amortization of $0.8 million.

Income Tax Benefit

We recorded a $1.4 million benefit in 2014, compared to a benefit of $1.7 million in 2013. The benefit recorded in 2014 was driven by a partial release of the valuation allowance against deferred tax assets of $1.4 million. The release was driven by the recognition of net deferred tax liabilities associated with the preliminary purchase price allocation related primarily to the acquisition of PMI, partially offset by the impact of the change in our operating and accounting policy associated with asset retirement obligations, which resulted in the recognition of a deferred tax asset. Since the purchase price allocation related to the PMI acquisition is preliminary, such release is subject to change and such change could be material. Further, in conjunction with our ongoing review of actual results and anticipated future earnings, we continuously reassess the possibility of releasing the remaining $5.7 million valuation allowance on deferred tax assets. It is reasonably possible that a significant portion of the valuation allowance will be released within the next twelve months.

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

Comparison of Years ended December 31, 2013 and 2012

Factors Affecting the Comparability of Our Financial Results

For purposes of analyzing our 2013 results, we combined the results for the period from the IPO to December 31, 2012 with the results of our Predecessor Entity for the period January 1, 2012 through October 30, 2012. However, the 2013 results are not directly comparable to the 2012 combined results for the following reasons:

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

Original Omnibus Agreement - As a result of the services provided to us by DMI under the Original Omnibus Agreement, we did not directly incur a substantial portion of the general and administrative expenses that the Predecessor Entity had historically incurred. Instead, we paid DMI a management fee in an amount equal to (1) $420,000 per month plus (2) $0.0025 for each gallon of motor fuel we distributed per month for such services

Impact of the IPO and Related Transactions on Our Revenues - LGO operates certain sites we own and distributes motor fuels, on a retail basis, at these sites. LGO is not one of our predecessor entities. Prior to the IPO, LGO did not pay rent on certain sites it leased from us. Upon completion of the IPO, LGO began paying us rent on these sites.

Income Taxes - Our Predecessor Entity consists of pass-through entities for U.S. federal income tax purposes and has not been subject to U.S. federal income taxes. In order to be treated as a partnership for U.S. federal income tax purposes, we must generate 90% or more of our gross income from certain qualifying sources. As a result, LGWS owns and leases (or leases and subleases) certain of our personal property, as well as provides maintenance and other services to lessee dealers and other customers. Except to the extent offset by deductible expenses, income earned by LGWS on the rental of the personal property and from maintenance and other services is taxed at the applicable corporate income tax rate.

The following table sets forth our statements of operations for the periods indicated (in thousands):

	Consolidated CrossAmerica Partners LP Year Ended December 31, 2013	Consolidated CrossAmerica Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Total Consolidated and Combined CrossAmerica Partners LP and Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2012	$ Variance	% Variance
Revenues:
Revenues from fuel sales	$877,685	$143,695	$846,735	$990,430	$(112,745)	(11.4)
Revenues from fuel sales to related parties	1,015,121	162,792	709,645	872,437	142,684	16.4
Rent income	15,518	1,950	10,075	12,025	3,493	29.0
Rent income from related parties	26,059	3,228	5,969	9,197	16,862	183.3
Other revenues	1,676	109	1,078	1,187	489	41.2

Total revenues	1,936,059	311,774	1,573,502	1,885,276	50,783	2.7
Costs and Expenses:
Cost of revenues from fuel sales	858,996	139,226	825,724	964,950	(105,954)	(11.0)
Cost of revenues from fuel sales to related parties	989,326	157,325	697,868	855,193	134,133	15.7
Cost of revenues from food and merchandise sale	—	—
Rent expense	15,509	2,045	9,563	11,608	3,901	33.6
Operating expenses	4,577	541	4,734	5,275	(698)	(13.2)
Depreciation and amortization	20,963	2,551	13,773	16,324	4,639	28.4
Selling, general and administrative expenses	16,558	9,676	9,811	19,487	(2,929)	(15.0)
Loss (gains) on sales of assets, net	(47)	(471)	(3,119)	(3,590)	3,543	(98.7)

Total costs and operating expenses	1,905,882	310,893	1,558,354	1,869,247	36,635	2.0

Operating income	30,177	881	15,148	16,029	14,148	88.3
Interest expense	(14,182)	(1,926)	(11,369)	(13,295)	(887)	6.7
Loss on extinguishment of debt	—	—	(571)	(571)	571	(100.0)
Other income, net	359	31	(403)	(372)	731	(196.5)

Income (loss) from continuing operations before income taxes	16,354	(1,014)	2,805	1,791	14,563	813.1
Income tax expense (benefit) from continuing operations	(1,716)	342	—	342	(2,058)	(601.8)

Income (loss) from continuing operations after income taxes	18,070	(1,356)	2,805	1,449	16,621	1,147.1
Income from discontinued operations	—	—	309	309	(309)	(100.0)

Net income (loss)	$18,070	$(1,356)	$3,114	$1,758	$16,312	927.9

Revenues and Costs from Fuel Sales

Our aggregate revenues from fuel sales, which include revenues from fuel sales to related parties, and aggregate cost of revenues from fuel sales, which include the cost of revenues from fuel sales to related parties, are principally derived from the purchase and sale of gasoline and diesel fuel with the resulting changes in aggregate revenues from fuel sales, and aggregate cost of revenues from fuel sales, being attributable to the combination of volume of gallons of fuel distributed and/or fluctuations in market prices for crude oil and petroleum products, which are generally passed onto our customers.

	Consolidated CrossAmerica Partners LP For the Year Ended December 31, 2013	Consolidated CrossAmerica Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Total Consolidated and Combined CrossAmerica Partners LP and Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2012	$ Variance	% Variance
Revenues from fuel sales	$1,892,806	$306,487	$1,556,380	$1,862,867	$29,939	1.6
Cost of revenues from fuel sales	$1,848,322	$296,551	$1,523,592	$1,820,143	$28,179	1.5

Gross margin from fuel sales	$44,484	$9,936	$32,788	$42,724	$1,760	4.1
Volume	637,845	103,591	501,571	605,162	32,683	5.4
Sales price per gallon	$2.968	$2.959	$3.103	$3.078	$(0.111)	(3.6)
Gross margin per gallon	$0.070	$0.096	$0.065	$0.071	$(0.001)	(1.2)

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

Rent Income

Aggregate rent income for 2013, including rent income from related parties, was $41.6 million compared to $21.2 million for 2012, resulting in an increase of $20.4 million. This increase was a result of incremental rent income primarily attributable to the Express Lane and Dunmore acquisitions and 2013 acquisitions, resulting in a total increase of $13.3 million. Also contributing to the increase was incremental rent income of $3.1 million related to our lease sites with Getty. In addition, rent income for certain sites was recorded by an affiliate not included in the Predecessor Entity through October 30, 2012. These sites were contributed to the Partnership, resulting in an increase in rent income of $4.8 million. Offsetting these increases was a $2.5 million decrease related to sites not contributed by the Predecessor Entity. In addition, the termination of leases with LGO at the Commission Sites and other closed sites resulted in a writeoff of deferred rent income of $0.4 million.

Other Revenues

Other revenues increased $0.5 million to $1.7 million for 2013, compared with $1.2 million for 2012. The increase was primarily due to a $0.5 million increases in revenues from volume shortfalls under take-or-pay contracts with dealers and a $0.5 million increase in fees paid by dealers related to point-of-sale charges, partially offset by a $0.4 million decrease in fees paid by dealers to terminate their supply contracts.

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

Other Income, net

Other income, net, increased $0.7 million to $0.4 million for 2013, compared with $0.4 million of other expense, net, for 2012. This increase is primarily attributable to a $1.0 million charge associated with the 2012 cancellation of the mandatorily redeemable preferred equity.

Interest Expense

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

We intend to pay a minimum quarterly distribution of $0.4375 per unit, which equates to approximately $10.7 million per quarter, or $42.8 million per year, based on the current number of common units and subordinated units outstanding. We do not have a legal obligation to pay this distribution and our Credit Facility includes certain restrictions on our ability to make distributions.

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

Comparison of Years Ended December 31, 2014, 2013 and 2012

	Consolidated CrossAmerica Partners LP For the Year Ended December 31, 2014	Consolidated CrossAmerica Partners LP For the Year Ended December 31, 2013	Consolidated CrossAmerica Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Total Consolidated and Combined CrossAmerica Partners LP and Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2012
Net cash provided by operating activities	$28,531	$29,622	$3,249	$4,158	$7,407
Net cash (used in) provided by investing activities	$(156,150)	$(47,019)	$(72,069)	$2,473	$(69,596)
Net cash provided by (used in) financing activities	$138,674	$16,744	$73,588	$(7,237)	$66,351

Net cash provided by operating activities includes balance sheet changes arising from wholesale motor fuel purchasing patterns, the timing of collections on our accounts receivable, the seasonality of our business, fluctuations in wholesale motor fuel prices, our working capital requirements and general market conditions.

The decrease in net cash provided by operating activities from 2013 to 2014 resulted from a decrease in net income of $24.2 million, partially offset by an increase in net non-cash charges of $21.2 million.

Net non-cash charges were higher in 2014 compared to 2013 as a result of higher depreciation and amortization, equity-based compensation expense and a lower deferred income tax benefit, partially offset by an increase in the gain on sales of assets.

The increase in net cash used in investing activities from 2013 to 2014 was driven by the increase in cash paid for acquisitions, partially offset by the proceeds on the divestiture of the lubricants business. In addition, higher proceeds from sales of property and equipment and the sale of wholesale fuel supply contracts and assignment of leases to DMI and higher payments on notes receivable were partially offset by higher capital expenditures.

The increase in net cash provided by financing activities from 2013 to 2014 resulted from the equity offering in 2014 that resulted in $43.7 million more in net proceeds compared to the equity offering in 2013, an increase in net borrowings under the Credit Facility of $91.5 million, a $4.7 million decrease in payments on lease financing obligations and the $3.5 million payment to LGO in 2013 for the commission sites, partially offset by a $15.5 million increase in total distributions paid and a $3.5 million increase in financing costs paid.

Net cash provided by operating activities was $29.6 million for 2013, compared to $7.4 million for 2012, an increase of $22.2 million. The increase resulted from an increase in net income of $16.3 million and an increase in net non-cash charges of $9.3 million, partially offset by a decrease in the change in working capital and other assets and liabilities of $3.4 million.

Net non-cash charges were higher in 2013 compared to 2012 as a result of higher depreciation and amortization, higher non-cash interest expense, higher equity-based compensation and lower gains on the sales of assets. Partially offsetting these increases was the net deferred tax benefit associated primarily with rent and property and equipment as well as the release of the valuation allowance discussed previously.

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

Capital Expenditures

We make investments to expand, upgrade and enhance existing assets. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures are those capital expenditures required to maintain our long-term operating income or operating capacity. We anticipate maintenance capital expenditures will be funded primarily with cash generated by operations. We had approximately $3.1 million, $2.9 million and $2.0 million in maintenance capital expenditures for 2014, 2013 and 2012, respectively, which are included in purchases of property and equipment in our statements of cash flows.

Expansion capital expenditures are those capital expenditures that we expect will increase our operating income or operating capacity over the long term. We have the ability to fund our expansion capital expenditures by additional borrowings under our credit facility or, if available to us on acceptable terms, issuing additional equity, debt securities or other options, such as the sale of assets. We cannot assure you that we can complete any offering of securities or other options on terms acceptable to us, if at all. We had approximately $174.4 million, $45.7 million and $76.0 million in expansion capital expenditures for 2014, 2013 and 2012, respectively.

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

The following tables present reconciliations of EBITDA and Adjusted EBITDA to net income and EBITDA and Adjusted EBITDA to net cash provided by operating activities, the most directly comparable GAAP financial measures, on a historical basis, for each of the periods indicated (in thousands), as well as a reconciliation of Distributable Cash Flow to Adjusted EBITDA.

Reconciliation of EBITDA and Adjusted EBITDA

	Consolidated CrossAmerica Partners LP For the Year Ended December 31, 2014	Consolidated CrossAmerica Partners LP For the Year Ended December 31, 2013	Consolidated CrossAmerica Partners Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012	Total Consolidated and Combined CrossAmerica Partners LP and Lehigh Gas Entities (Predecessor) For the Year Ended December 31, 2012
Reconciliation of EBITDA and Adjusted EBITDA to net income (loss):
Net income (loss) from continuing operations after income taxes	$(6,171)	$18,070	$(1,356)	$2,805	$1,449
Income (loss) from discontinued operations	—	—	—	309	309

Net income (loss)	(6,171)	18,070	(1,356)	3,114	1,758
Plus:
Depreciation and amortization	32,981	20,963	2,551	13,823	16,374
Income tax expense (benefit)	(1,354)	(1,716)	342	—	342
Interest expense	16,631	14,192	1,926	11,415	13,341

EBITDA	42,087	51,509	3,463	28,352	31,815
Equity-based incentive compensation expense	11,400	3,141	—	—	—
Equity-based director compensation expense	558	301	—	—	—
Gains on sales of assets, net	(1,653)	(47)	(471)	(3,119)	(3,590)
Loss on extinguishment of debt	—	—	—	571	571

Adjusted EBITDA	$52,392	$54,904	$2,992	$25,804	$28,796

Reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$28,531	$29,622	$3,249	$4,158	$7,407
Changes in certain operating assets and liabilities	10,198	11,840	(1,799)	10,956	9,157
Interest expense	16,631	14,192	1,926	11,415	13,341
Others items, net	(13,273)	(4,145)	87	1,823	1,910

EBITDA	42,087	51,509	3,463	28,352	31,815
Equity-based incentive compensation expense	11,400	3,141	—	—	—
Equity-based director compensation expense	558	301	—	—	—
Gains on sales of assets, net	(1,653)	(47)	(471)	(3,119)	(3,590)
Loss on extinguishment of debt	—	—	—	571	571

Adjusted EBITDA	$52,392	$54,904	$2,992	$25,804	$28,796

Reconciliation of Distributable Cash Flow
Adjusted EBITDA	52,392	54,904	2,992
Less:
Cash interest expense	(13,851)	(11,526)	(1,391)
Maintenance capital expenditures (a)	(3,104)	(2,850)	(260)
Current income tax (expense) benefit	(406)	(1,232)	(342)

Distributable Cash Flow	$35,031	$39,296	$999

(a)	Under our partnership agreement, maintenance capital expenditures are capital expenditures made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are those made to maintain existing contract volumes, including payments to renew existing distribution contracts, or to maintain our sites in leasable condition, such as parking lot or roof replacement/renovation, or to replace equipment required to operate our existing business.

Contractual Obligations

The following table sets forth our contractual obligations that are required to be settled in cash as of December 31, 2014 (in thousands):

	Payments due by period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Long-term debt (a)	$263,505	$9,128	$27,743	$221,283	$5,351
Financing obligations (b)	94,983	6,112	12,167	12,365	64,339
Operating lease obligations (c)	116,208	16,417	27,126	21,136	51,529
Management Fees (d)	38,190	8,040	16,080	14,070	—
Other long-term liabilities (e)	—	—	—	—	—

Total	$512,886	$39,697	$83,116	$268,854	$121,219

(a)	The Partnership’s credit facility expires March 4, 2019 and thus the principal balance outstanding at December 31, 2014 is included in the 4-5 year period. Interest, which is based on variable rates, was assumed to remain constant at a weighted-average rate of 3.5%. Also, as a result of the sellers not exercising a put option that would have required us to purchase certain leased sites acquired in the Rocky Top acquisition, we have reflected the payoff of the $26.2 million financing in accordance with the purchase schedule prescribed in the applicable contracts. Note that this debt was classified as current in the December 31, 2014 balance sheet.
(b)	The lease financing obligations consist of principal and interest payments due on sale-leaseback transactions for which the sale was not recognized because our predecessor retained continuing involvement in the underlying sites. Also included are principal and interest payments due on capital lease obligations, including the portions of the Getty lease agreements being accounted for as capital lease obligations.
(c)	These operating leases expire through December 2028.
(d)	Pursuant to the Amended Omnibus Agreement, the Partnership pays CST a management fee, which was initially $670,000 per month and a variable fee of between zero and $0.003 per gallon for wholesale fuel distribution and $0.015 per gallon for retail fuel distribution at sites operated by the Partnership. The amounts above include only the fixed portion of the management fee. The initial term of the agreement is five years and automatically renews for additional one-year terms unless either party provides notice as stipulated in the agreement.
(e)	Under the terms of various supply agreements, the Partnership is obligated to minimum volume purchases measured in gallons of motor fuel. Future minimum volume purchase requirements are 414 million gallons in 2015, reducing to 233 million gallons in 2019. Future minimum volume purchase requirements from 2020 through 2030 total 2.3 billion gallons. The aggregate dollar amount of the future minimum volume purchase requirements is dependent on the future weighted average wholesale cost per gallon charged under the applicable supply agreements. The amounts and timing of the related payment obligations cannot reasonably be estimated reliably. As a result, payment of these amounts has been excluded from the table above.

Long-term Debt

Debt outstanding at December 31, 2014 and December 31, 2013 was as follows:

	December 31, 2014	December 31, 2013
Revolving credit facility	$200,400	$146,330
Financing associated with Rocky Top acquisition	26,250	26,250
Note payable	929	980

Total	$227,579	$173,560

Credit Facility

In March 2014, we entered into an amended and restated credit agreement, and such agreement was further amended and restated on September 30, 2014 (the “Credit Facility”). The Credit Facility is a senior secured revolving credit facility maturing on March 4, 2019, with a total borrowing capacity of $550.0 million, under which swing-line loans may be drawn up to $10.0 million and standby letters of credit may be issued up to an aggregate of $45.0 million. The Credit Facility may be increased, from time to time, upon the Partnership’s written request, subject to certain conditions, up to an additional $100.0 million. All obligations under the Credit Facility are secured by substantially all of the assets of the Partnership and its subsidiaries. The notional amount of availability at December 31, 2014, was $333.2 million.

Borrowings under the Credit Facility bear interest, at the Partnership’s option, at (1) a rate equal to the London Interbank Offering Rate (“LIBOR”), for interest periods of one week or one, two, three or six months, plus a margin of 2.00% to 3.25% per annum, depending on the Partnership’s total leverage ratio (as defined) or (2) (a) a base rate equal to the greatest of: (i) the federal funds rate, plus 0.5%, (ii) LIBOR for one month interest periods, plus 1.00% per annum or (iii) the rate of interest established by the agent, from time to time, as its prime rate, plus (b) a margin of 1.00% to 2.25% per annum depending on the Partnership’s total leverage ratio. In addition, we incur a commitment fee based on the unused portion of the revolving credit facility at a rate of 0.35% to 0.50% per annum depending on the Partnership’s total leverage ratio. The weighted-average interest rate on outstanding borrowings at December 31, 2014, was 2.7%. Letters of credit outstanding at December 31, 2014 and 2013, totaled $16.4 million and $12.3 million, respectively.

We are required to comply with certain financial covenants under the Credit Facility. Effective July 2, 2014, the Partnership is required to maintain a total leverage ratio (as defined) for the most recently completed four fiscal quarters of less than or equal to 4.50:1.00 for periods after December 31, 2014, except for periods following a material acquisition. However, if an offering of Equity Interests (as defined) in the Partnership occurs after July 2, 2014, but prior to December 31, 2014, the total leverage ratio shall not exceed 4.50:1.00 for the fiscal quarter ending December 31, 2014; and the total leverage ratio shall not exceed 5.00:1.00 for the first two full fiscal quarters following the closing of a material acquisition or 5.50 : 1:00 upon the issuance of Qualified Senior Notes (as defined) in the aggregate principal amount of $175.0 million or greater. We are also required to maintain a senior leverage ratio (as defined) after the issuance of Qualified Senior Notes of $175.0 million or greater of less than or equal to 3.00:1.00 and a consolidated interest coverage ratio (as defined) of at least 2.75 to 1.00.

The Credit Facility prohibits us from making distributions to unitholders if any potential default or event of default occurs or would result from the distribution, or we are not in compliance with our financial covenants. In addition, the Credit Facility contains various covenants which may limit, among other things, our ability to grant liens; create, incur, assume, or suffer to exist other indebtedness; or make any material change to the nature of our business, including mergers, liquidations, and dissolutions; and make certain investments, acquisitions or dispositions.

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

Financing of Rocky Top Acquisition

In connection with the Rocky Top acquisition as described in Note 4, we entered into a lease for certain sites for which the Partnership is obligated to purchase these sites, at the election of the seller, either (a) in whole on or about August 1, 2015, or (b) in approximately equal parts over a 5 year period for an average of $5.3 million per year beginning in 2016. Interest accrues at an annual rate of 7.7% with monthly payments due until the balance is paid. The seller gave notice in 2015 that the put option will not be exercised, and as a result, the Partnership will purchase these sites beginning in 2016.

Note Payable

In connection with the June 2013 acquisition of certain sites in Florida noted previously, we issued a $1.0 million note payable with interest at 4.0%. The note matures July 1, 2018, at which time a balloon payment for all outstanding principal and any unpaid interest is due. The loan is secured by all the real and personal property at these sites.

Off-Balance Sheet Arrangements

The Amended Omnibus Agreement contingently requires us to perform environmental remediation work as further discussed in Note 13 to the financial statements. We also have operating leases and fuel purchase commitments as previously discussed in “Contractual Obligations.”

Impact of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for 2014, 2013 and 2012.

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

We recognize revenue from leasing arrangements ratably over the term of the underlying lease. Renewals are not assumed unless reasonably assured.

Revenues from retail food and merchandise sales are recognized net of applicable provisions for discounts and allowances upon delivery, generally at the point of sale.

Accounts receivable primarily result from the sale of motor fuels and rental fees for sites to customers. The majority of our accounts receivable relate to motor fuel sales that can generally be described as high volume and low margin activities. Credit is extended to a customer based on an evaluation of the customer’s financial condition. In certain circumstances collateral may be required from the customer. Receivables are recorded at face value, without interest or discount.

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

LGW collects motor fuel taxes, which consist of various pass through taxes collected from customers on behalf of taxing authorities, and remits such taxes directly to those taxing authorities. LGW’s accounting policy is to exclude the tax collected and remitted from wholesale revenues and cost of sales and account for them as liabilities. LGWS’s retail sales and cost of sales include motor fuel taxes as the taxes are included in the cost paid for motor fuel and LGWS has no direct responsibility to collect or remit such taxes to the taxing authorities.

Business Combinations

We account for acquisitions using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed are recorded at their estimated fair values at the acquisition date. The excess of purchase price over fair value of net assets acquired, including the amount assigned to identifiable intangible assets, is recorded as goodwill. Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet, it may be several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for the initial estimates to be subsequently revised. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Our recorded identifiable intangible assets primarily include the estimated value assigned to certain customer related and contract-based assets. Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which is the period over which the asset is expected to contribute directly or indirectly to our future cash flows. Wholesale fuel supply contracts are amortized on a straight-line or accelerated basis over the period the contracts are expected to contribute directly or indirectly to our future cash flows, which we approximate as being 10 years. Wholesale fuel distribution rights are amortized on a straight-line basis over an estimated useful life of 10 years. Trademarks are amortized on a straight-line basis over five years. Covenants not to compete are amortized on a straight-line basis over the shorter of the contract term or five years. Favorable/unfavorable lease arrangements are amortized on a straight-line basis over the remaining lease terms, which we approximate as being five years.

The determination of the fair market value of the intangible asset and the estimated useful life are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, the income approach or the cost approach, (2) the expected use of the asset by us, (3) the expected useful life of related assets, (4) any legal, regulatory or contractual provisions, including renewal or extension periods that would cause substantial costs or modifications to existing agreements, and (5) the effects of obsolescence, demand, competition, and other economic factors. Should any of the underlying assumptions indicate that the value of the intangible assets might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Any write-down of the value or unfavorable change in the useful life of an intangible asset would increase expense at that time.

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

Asset Impairment

We review long-lived assets, including property and equipment and intangible assets other than goodwill, for impairment when events or changes in circumstances indicate the carrying amount of the long-lived asset (group) might not be recoverable in accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets.” Such events and circumstances include, among other factors: operating losses; market value declines; changes in the expected physical life of an asset; changes in our business plans or those of our major customers, suppliers or other business partners; changes in competition and competitive practices; uncertainties associated with the U.S. and world economies; changes in the expected level of capital, operating or environmental remediation expenditures; and changes in governmental regulations or actions. Our impairment evaluation is initially based on the projected undiscounted cash flows of the asset (group), including residual value upon eventual disposition. If the projected undiscounted cash flows of the asset (group) are less than its carrying value, the impairment loss is measured by comparing the present value of the future cash flows associated with the asset (group) to its carrying value and is recorded at that time. We recorded insignificant impairments in 2014 and 2013 and no impairments during 2012.

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

The Partnership has defined its reporting units as its reportable segments. The Partnership performed its annual impairment test of goodwill at December 31. The Partnership utilized qualitative factors, such as macroeconomic factors, industry and market considerations, cost factors, overall financial performance and other relevant entity specific events, in their qualitative assessment of the goodwill for their reporting units. Based on that analysis, the Partnership concluded that it was more likely than not that the fair value of each of its reporting units exceeds its carrying value.

Estimates and assumptions used to perform the impairment testing are inherently uncertain and can significantly affect the outcome of the impairment test. Changes in operating results and other assumptions could materially affect these estimates.

Assets Held for Sale

The determination to classify a site as held for sale requires significant estimates by us about the asset and the expected market for the site, which are based on factors including recent sales of comparable sites, recent expressions of interest in the sites and the condition of the site. We must also determine if it will be possible under those market conditions to sell the site for an acceptable price within one year. When assets are identified by management as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. We generally consider sites to be held for sale when they meet criteria such as whether the appropriate level of management has approved the sale transaction and there are no known material contingencies relating to the sale such that the sale is probable and is expected to be completed within one year. If, in management’s opinion, the expected net sales price of the asset that has been identified as held for sale is less than the net book value of the asset, the asset is written down to fair value less the cost to sell. We present assets classified as held for sale separately in the balance sheet. We recorded $0.3 million, insignificant impairments and $0.4 million of impairments related to assets held in 2014, 2013 and for the period October 31, 2012 through December 31, 2012, respectively. The Predecessor Entity recorded $0.8 million of impairments related to assets held for sale for the period January 1, 2012 through October 30, 2012.

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

Asset Retirement Obligations

Prior to the GP Purchase, we recorded asset retirement obligations related to the removal of underground storage tanks when 1) the site was being sold and removing the tank was a condition of the sale; or 2) the lessor could require us to remove the tanks at the end of the lease.

On October 1, 2014, concurrent with the GP Purchase and in an effort to conform operating and accounting policies, we recognized an asset retirement obligation at fee sites in addition to lease sites. Our accounting policy is to recognize the estimated future cost to remove our USTs over their estimated useful lives. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time a UST is installed. We depreciate the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the UST.

We base our estimates of such future costs on CST’s prior experience with removal and include normal and customary costs we expect to incur associated with UST removal. We compare our cost estimates with our actual removal cost experience on an annual basis, and when the actual costs we experience exceed our original estimates, we will recognize an additional liability for estimated future costs to remove the USTs. Because these estimates are subjective and are currently based on historical costs with adjustments for estimated future changes in the associated costs, the dollar amount of these obligations could change as more information is obtained.

As of December 31, 2014 and 2013 our liabilities related to the removal of USTs recorded in the consolidated financial statements were $19.1 million and $2.2 million, respectively. A 10% change in our estimate of anticipated future costs for removal of USTs as of December 31, 2014 would change our asset retirement obligation by approximately $1.9 million. See also Note 12 under the caption “Asset Retirement Obligations” of the notes to the consolidated financial statements included elsewhere in this annual report.

Equity Incentive Compensation

In connection with the IPO, we adopted the Lehigh Gas Partners LP 2012 Incentive Award Plan under which various types of awards may be granted to employees, consultants and directors of the General Partner or its affiliates who provide services to us. Since we grant phantom units and profits interests to employees of DMI, the grants are measured at fair value at each balance sheet reporting date based on the fair market value of the Partnership’s common units, and the cumulative compensation cost related to that portion of the awards that have vested is recognized ratably over the vesting term and classified within selling, general and administrative expenses. The liability for the future grant of common units is included in accrued expenses and other current liabilities on the balance sheet.

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

We performed an evaluation of all material tax positions, if any, for the tax years subject to examination by major tax jurisdictions as of December 31, 2014 and 2013. Tax positions not meeting the more-likely-than-not recognition threshold at the financial statement date may not be recognized or continue to be recognized under the accounting guidance for income taxes. Based on such evaluation, we concluded there were no uncertain tax positions requiring adjustment in our financial statements as of December 31, 2014 and 2013. Where required, we recognize interest and penalties for uncertain tax positions in income taxes.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

We purchase gasoline and diesel fuel from several suppliers at costs that are subject to market volatility. These purchases are generally purchased pursuant to contracts or at market prices established with the supplier. In general, we do not engage in hedging activities for these purchases due to our pricing structure which allows us to generally pass on price changes to our customers and related parties.

Commodity Price Risk

Effective September 1, 2013, we assumed the lessor position for commission sites previously operated by LGO. Since then, we record retail sales of motor fuels to the end customer. Further, with the PMI acquisition, we have significantly more retail sales of motor fuels. We carry inventory on our balance sheet for the period from the purchase of the motor fuels from the third party suppliers to the retail sale to the end customer. During this period we are exposed to commodity price risk as it relates to motor fuel price fluctuations. During periods of market volatility, the retail segment margins could be significantly impacted. We currently do not hedge against this commodity price risk but may in the future. As of December 31, 2014, we had $5.2 million of motor fuel inventory. A $0.01 change in motor fuel pricing would not have had a significant on earnings and cash flow.

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

As of December 31, 2014, we had $200.4 million outstanding on our revolving credit facility at an average interest rate of 2.7%. A one percentage point change in our average rate would impact annual interest expense by an aggregate of approximately $2.0 million.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.

We acquired PMI on April 30, 2014. PMI accounted for approximately 23% of consolidated total revenues for 2014 and approximately 11% of consolidated total assets as of December 31, 2014. The internal control over financial reporting of PMI was excluded from a formal evaluation of effectiveness of our disclosure controls and procedures. This decision was based upon the significance of PMI, and the timing of integration efforts underway to transition PMI’s processes, information technology systems and other components of internal control over financial reporting to our internal control structure. We have expanded our consolidation and disclosure controls and procedures to include PMI, and we continue to assess the current internal control over financial reporting at PMI. Risks related to the increased account balances were partially mitigated by our expanded controls.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Aside from the change in internal control over financial reporting related to PMI noted previously, there were no other changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In accordance with SEC rules, management excluded PMI from its evaluation of internal control over financial reporting due to the significance of PMI to our financial results and the migration of PMI’s legacy information technology systems, processes and controls to those of the Partnership. Total revenues for PMI accounted for 23% of consolidated total revenues for the year ended December 31, 2014. As discussed above, we are continuing to enhance and evaluate processes, information technology systems and other components of internal control over financial reporting as part of our ongoing integration activities.

Management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”).

In connection with management’s assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective at December 31, 2014.

Attestation Report of the Independent Registered Public Accounting Firm

Grant Thornton LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2014. Their report dated February 27, 2015, expressed an unqualified opinion on our internal control over financial reporting, which is included in Item 15 of Part IV of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

Our General Partner manages our operations and activities on our behalf. Our General Partner is owned and controlled by CST effective October 1, 2014. All of our executive management personnel were employees of DMI through September 30, 2014. On October 1, 2014, certain of our executive management personnel were employed by an affiliate of CST and on January 1, 2015, all our executive management personnel were employed by an affiliate of CST.

Our General Partner has a Board of Directors that oversees its management, operations and activities. The Board of Directors has seven members, three of whom, Gene Edwards, Justin A. Gannon and John B. Reilly, III, the Board of Directors has determined are independent as defined under the independence standards established by the NYSE and the Securities Exchange Act. These directors, whom we refer to as independent directors, are not officers or employees of our General Partner or its affiliates, and have been determined by the Board of Directors to be otherwise independent of CST and its affiliates.

Our General Partner is not elected by our unitholders and is not subject to re-election on a regular basis. Unitholders are not entitled to elect the directors of our General Partner or directly or indirectly participate in our management or operation. CST appoints all members to the Board of Directors of our General Partner.

Our General Partner owes a fiduciary duty to our unitholders. However, our partnership agreement contains provisions that limit the fiduciary duties that our General Partner owes to our unitholders. Our General Partner is liable, as General Partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, our General Partner intends to incur indebtedness or other obligations that are nonrecourse. Except as described in our partnership agreement and subject to its fiduciary duty to act in good faith, our General Partner has exclusive management power over our business and affairs.

Directors and Executive Officers

As it is commonly the case with publicly traded limited partnerships, the General Partner does not directly employ any of the persons responsible for managing or operating the Partnership. We are managed and operated by the Board of Directors and the executive officers of our General Partner. The following table shows information for the directors and executive officers of our General Partner.

Directors and Executive Officers of the General Partner

Name	Age	Position with our General Partner
Current Directors and Executive Officers

Kimberly S. Lubel	50	Chairman of the Board of Directors
Joseph V. Topper, Jr.	59	Director, President and Chief Executive Officer
Gene Edwards	58	Director
Justin A. Gannon	65	Director
John B. Reilly, III	53	Director
Clayton E. Killinger	54	Director
Stephan F. Motz	56	Director
David F. Hrinak	59	Executive Vice President and Chief Operating Officer
Mark L. Miller	54	Chief Financial Officer & Treasurer
David A. Sheaffer	53	Chief Accounting Officer
Stéphane Trudel	46	Senior Vice President Mergers and Acquisitions
Gérard J. Sonnier	56	Corporate Secretary

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

Kimberly S. Lubel was appointed Chairman of the Board of Directors of our General Partner in October 2014. Mrs. Lubel has been the Chairman and a member of the board of directors of CST Brands since November 2012 and has served as its Chief Executive Officer and President since January 1, 2013. Mrs. Lubel previously served as Executive Vice President and General Counsel of Valero Energy Corporation, a position she held from October 2008 until her election to her position with CST Brands. She also serves as a Director of WPX Energy, Inc. since December 31, 2011. Ms. Lubel holds a Bachelor of Arts degree in Spanish and International Studies from Miami University (Ohio), Master of Arts degree in International Relations from Baylor University, and her Juris Doctorate from the University Of Texas School Of Law. Mrs. Lubel is a 2009 graduate of the Stanford Executive Program.

Joseph V. Topper, Jr. was appointed Chief Executive Officer of our General Partner in December 2011. Mr. Topper also served as chairman of the Board of Directors of our General Partner from January 1, 2014 through September 30, 2014. Mr. Topper has 26 years of management experience in the wholesale and retail fuel distribution business. In 1987, Mr. Topper purchased his family’s retail fuel business and five years later founded our predecessor, where he has been the Chief Executive Officer since 1992. Mr. Topper currently serves on the Board of Trustees for Villanova University and the board of directors for Lehigh Valley PBS. He is the past President of the Board for Lehigh Valley PBS and the Lehigh Valley PBS Foundation. He also served as a board member for the Good Shepherd Rehabilitation Hospital in Allentown. Mr. Topper holds a master of Business Administration degree from Lehigh University and a Bachelor of Science degree in Accounting from Villanova University. Mr. Topper is also a Certified Public Accountant.

Gene Edwards was appointed as a director of our General Partner in October 2014. Mr. Edwards served as Executive Vice President and Chief Development Officer of Valero Energy Corporation until his retirement in April 2014. Mr. Edwards began his 32-year career with Valero as an Analyst in Planning & Economics and spent his tenure with Valero in various managerial positions Planning and Economics, Refinery Operations, Business Development, and Marketing. He was a director of the board of directors of CST Brands from May 2013 until December 2013. Mr. Edwards has served as a director of Green Plains Inc. since June 2014 where he serves as a member of the audit committee and compensation committee. He also served as a director of PBF Energy Inc. since July 2014 where he serves on the nominating and governance committee. Mr. Edwards holds a Bachelor of Science degree in Chemical Engineering from Tulane University and a Master’s degree in Business Administration from the University of Texas at San Antonio.

Justin A. Gannon was appointed as a director of our General Partner in October 2014. Mr. Gannon has acted as an independent consultant and private investor since September 2013. From February 2013 through August 2013, Mr. Gannon served in various roles at Grant Thornton LLP, including as National Leader of Merger and Acquisition Development from June 2011 through August 2013, Central Region Managing Partner from October 2009 through May 2011. Since November 30, 2014, Mr. Gannon has served on the board of directors of California Resources Corporation. He is a former chairman of the board of directors of American Red Cross Chapters in the Tulsa, Oklahoma and San Antonio, Texas areas. Mr. Gannon received a Bachelor of Science degree in Accounting from Loyola Marymount University and is a Certified Public Accountant licensed in Texas and California.

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

Clayton E. Killinger was appointed as a director of our General Partner in October 2014. Mr. Killinger was elected Senior Vice President and Chief Financial Officer of CST Brands effective January 1, 2013. Previously, he served as Senior Vice President and Controller of Valero from July 2007 until January 2013. Mr. Killinger is a Certified Public Accountant, with a Bachelor of Business Administration in Accounting from the University of Texas at San Antonio, where he graduated Summa Cum Laude.

Stephan F. Motz was appointed as a director of our General Partner in October 2014. Mr. Motz was first elected Senior Vice President of CST Brands effective January 1, 2013, and became Senior Vice President and Chief Development Officer on March 11, 2013. He previously served as Vice President of U.S. Retail Asset Development and Administration of Valero from October 2003 until January 2013. He received his Bachelor of Business Administration from Wilfrid Laurier University, Waterloo, Ontario.

David F. Hrinak was appointed Executive Vice President and Chief Operating Officer of our General Partner in October 2014. Previously, he served as President of our General Partner since May 2012. Mr. Hrinak was the President of DMI from September 2010 until May 2012. From 2005 until September 2010, Mr. Hrinak served as the Vice President of Wholesale for DMI. Mr. Hrinak has 36 years of experience in the wholesale and retail fuel distribution business. Prior to joining DMI, Mr. Hrinak was the Branded Wholesale Manager at ConocoPhillips.

Mark L. Miller was appointed Chief Financial Officer and Treasurer of our General Partner in July 2012. Previously, he was Vice President of Acquisitions at DMI managing acquisitions, divestitures, acquisition financing and working capital requirements since 2004. Prior to joining DMI, Mr. Miller was the Chief Financial Officer for several middle market companies in various industries. Mr. Miller also spent six years with Deloitte & Touche LLP. Mr. Miller holds a Bachelor of Science degree in Accounting from Northeastern University and is a Certified Public Accountant.

David A. Sheaffer was appointed Chief Accounting Officer of our general partner in June 2013. Previously, he was Director of Financial Reporting at DMI since November 2012. Prior to joining DMI, Mr. Sheaffer was Senior Manager of Financial Reporting for Graham Packaging Company, Inc., a publicly traded, specialty-packaging company, from June 2008 to November 2012 and was Manager of Technical Accounting and Financial Reporting for Rite Aid Corporation, a publicly traded, pharmacy-retail chain, from March 2005 to June 2008. Mr. Sheaffer also has more than nine years of experience with public accounting firms. He holds a Bachelor of Science degree in Accounting from Elizabethtown College and is a Certified Public Accountant.

Stéphane Trudel has served as Senior Vice President Mergers and Acquisitions for CrossAmerica since October 2014. Mr. Trudel has over 23 years of experience in the fuel marketing business, including 18 years of service with CST Brands in Canada. Mr. Trudel recently served as CST Brands’ Vice President of Strategic Development for U.S. and Canada, leading M&A and other growth projects. He was also the Director of IT between 2001 and 2008 and subsequently in management roles of the Heating and Retail operations where he was responsible for growing the company-operated network in Canada. Mr. Trudel started his career at Petro-Canada (now Suncor) where he held various positions. Mr. Trudel holds an Executive MBA and a B.B.A from Sherbrooke University with a minor in Management Information Systems.

Gérard Sonnier has served as CrossAmerica Corporate Secretary since October 1, 2014. He joined CST Brands, Inc. as Senior Vice President, General Counsel and Corporate Secretary in August of 2014. Prior to joining CST Brands, Inc., Mr. Sonnier served as Vice President and General Counsel at Quanta Services, Inc. Mr. Sonnier has served as General Counsel and Assistant General Counsel for several Fortune 300 companies since leaving the private practice of law after 14 years in 1997 to join Baker Hughes Incorporated, where he held various positions, including Acting General Counsel and Chief Compliance Counsel from 2000 to 2001. Mr. Sonnier joined Waste Management, Inc. and from 2001 to 2012 served as Assistant General Counsel — Litigation and Chief Foreign Corrupt Practices Act Compliance Officer. Gérard earned his B.A. from the University of Colorado and his J.D. from The Tulane University School of Law.

Director Independence

Section 303A of the New York Stock Exchange listed company manual provides that limited partnerships are not required to have a majority of independent directors. The Board of Directors has adopted a policy that the Board of Directors shall at all times have at least three independent directors or such higher number as may be necessary to comply with the applicable federal securities law requirements. For the purposes of this policy, “independent director” has the meaning set forth in Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended, any applicable stock exchange rules and the rules and regulations promulgated in the Partnership governance guidelines available on its website www.crossamericapartners.com. The Board of Directors has determined that Messrs. Edwards, Gannon and Reilly meet the independent standards required of directors who serve on an audit committee of a board of directors established by the Securities Exchange Act and the rules and regulations of the Commission thereunder and by the National Securities Exchange on which any class of Partnership Interests is listed for or admitted to trading.

Composition of the Board of Directors

Our General Partner’s Board of Directors consists of seven members. The Board of Directors holds regular and special meetings at any time as may be necessary. Regular meetings may be held without notice on dates set by the Board of Directors from time to time. Special meetings of the Board of Directors or meetings of any committee thereof may be held at the request of the Chairman of the Board of Directors or a majority of the Board of Directors (or a majority of the members of such committee) upon at least two days (if the meeting is to be held in person) or 24 hours (if the meeting is to be held telephonically) prior oral or written notice to the other members of the board or committee or upon such shorter notice as may be approved by the directors or members of such committee. A quorum for a regular or special meeting will exist when a majority of the members are participating in the meeting either in person or by telephone conference. Any action required or permitted to be taken at a board meeting may be taken without a meeting if such action is evidenced in writing and signed by a majority of the members of the Board of Directors.

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

Unitholders or interested parties may communicate directly with the Board of Directors of our General Partner, any committee of the Board of Directors, any independent directors, or any one director, by sending written correspondence by mail addressed to the Board of Directors, committee or director to the attention of our Secretary at the following address: c/o Corporate Secretary, CrossAmerica Partners LP, 645 Hamilton Street, Suite 500, Allentown, PA 18101. Communications are distributed to the Board of Directors, committee of the Board of Directors, or director, as appropriate, depending on the facts and circumstances outlined in the communication. Commercial solicitations or communications will not be forwarded.

Committees of the Board of Directors

Prior to October 1, 2014, the Board of Directors of our General Partner had an audit committee, a compensation committee, a nominating and corporate governance committee, a conflicts committee and an acquisitions committee. Effective October 1, 2014, the Board of Directors of our General Partner dissolved all committees and established an audit committee and a conflicts committee. The charter for each of the committees can be found in its entirety on CrossAmerica Partners’ website at www.crossamericapartners.com under the “Corporate Governance” tab in the “Investors” section. The Board of Directors held six meetings prior to October 1, 2014 and two meetings after October 1, 2014, and each director attended at least 80% of the Board and respective committee meetings while she or he was a director for the meetings prior to October 1, 2014 and after October 1, 2014, each director attended 100% of the Board and respective committee meetings while she or he was a director.

Audit Committee

Concurrent with the GP Purchase to CST Brands, effective October 1, 2014, Justin A. Gannon, Gene Edwards and John B. Reilly, III were appointed as members of the audit committee. Mr. Gannon is the chair of the audit committee. As required by the NYSE, the audit committee is comprised entirely of directors who meet the financial literacy standards required of directors who serve on an audit committee in accordance with the rules and regulations established by the NYSE and the Exchange Act. The rules and regulations established by the NYSE and the Exchange Act also generally require that our audit committee consist entirely of independent directors. The Board of Directors of our General Partner has determined that Messrs. Edwards, Gannon and Reilly meet the independence standards required of audit committee members by the NYSE and the Exchange Act. The Board of Directors of our General Partner has determined that Messrs. Edwards, Gannon and Reilly are both “audit committee financial experts” as defined by SEC rules. The audit committee assists the Board of Directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee may also review and resolve matters that the Board of Directors determines may involve a conflict of interest under the Code of Conduct. The audit committee held three meetings for the period January 1, 2014 through September 30, 2014 and two meetings for the period October 1, 2014 through December 31, 2014.

Conflicts Committee

Effective October 1, 2014, Gene Edwards, Justin A. Gannon and John B. Reilly, III were appointed as members of the conflicts committee. Pursuant to our partnership agreement, the members of the conflicts committee may not be officers or employees of our General Partner or directors, officers or employees of its affiliates, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a Board of Directors. The Board of Directors of our General Partner has determined that Messrs. Edwards, Gannon and Reilly qualify to serve on the conflicts committee. The conflicts committee is responsible for reviewing specific matters that the Board of Directors of our General Partner believes may involve conflicts of interest between the General Partner and its affiliates and the Partnership. The conflicts committee determines if the resolution of the conflict is fair and reasonable to our partnership. The conflicts committee held seven meetings for the period January 1, 2014 through September 30, 2014, and eight meetings for the period October 1, 2014 through December 31, 2014.

Committees Serving Prior to October 1, 2014

Prior to October 1, 2014, the Board of Directors of the General Partner also had a compensation committee, a nominating and corporate governance committee and an acquisitions committee, which held 5, 1 and 2 meetings during 2014, respectively. The responsibilities of these committees have been assumed by the Board of Directors of the General Partner as of October 1, 2014.

Meetings of Unitholders

Our partnership agreement provides that the General Partner manages and operates us and that, unlike holders of common stock in a corporation, unitholders only have limited voting rights on matters affecting our business or governance. Accordingly, we do not hold annual meetings of unitholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our General Partner’s Board of Directors and officers, and beneficial owners of more than 10% of a class of our equity securities registered pursuant to Section 12 of the Exchange Act (the “Reporting Person”), to file reports of beneficial ownership and reports of changes in beneficial ownership of such securities with the SEC Reporting Persons are required by SEC regulations to furnish to us copies of all Section 16(a) forms they file with the SEC.

SEC regulations require us to identify in this Form 10-K anyone who filed a required report late during the most recent fiscal year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during 2014, all Section 16(a) filing requirements were satisfied on a timely basis with the exception of the following:

•	One Form 4 relating to the purchase of units by Mr. Malloy filed on May 20, 2014, and was two days late, and

•	One Form 4 for each of Messrs. Gannon, Edwards and Reilly filed on December 31, 2014, related to the phantom unit award for their service as independent directors granted on November 10, 2014, and disclosed in Form 8-K on October 24, 2014.

Code of Conduct and Business Conduct

The Board of Directors of our General Partner has adopted a Code of Ethics and Business Conduct that applies to directors and executive officers of CrossAmerica GP LLC and all employees of DMI. Our General Partner also expects all employees of DMI and CST performing services for the Partnership and its operating subsidiaries to adhere to the Code of Ethics and Business Conduct. Amendments to or waivers from the Code of Ethics and Business Conduct can be found in its entirety on CrossAmerica Partners’ website at www.crossamericapartners.com under the “Corporate Governance” tab in the “Investors” section. The Board of Directors of our General Partner has also adopted Governance Guidelines that outline important policies and practices regarding our governance, which can also be found in its entirety on CrossAmerica Partners’ website at www.crossamericapartners.com under the “Corporate Governance” tab in the “Investors” section. Requests for print copies may be directed to Investor Relations at info@crossamericapartners.com or to Investor Relations, CrossAmerica Partners LP, and 645 Hamilton St., Suite 500, Allentown, PA 18101 or made by telephone at (610) 625-8126. The information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

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

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our General Partner’s compensation programs and the key executive compensation decisions that were made during 2014. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned and awarded to our named executive officers (“NEOs”) under the 2012 Incentive Award Plan (“IAP”) and the 2014 Performance-Based Equity Program (the “Performance Program”) by us, as reflected in the compensation tables that follow the CD&A. Our NEOs for 2014 were as follows:

•	Joseph V. Topper, Jr., President and Chief Executive Officer

•	Mark L. Miller, Chief Financial Officer and Treasurer

•	David F. Hrinak, Executive Vice President and Chief Operating Officer

•	Tracy Derstine, Executive Vice President, Administration (1)

•	Frank Macerato, General Counsel, Secretary & Chief Compliance Officer (2)

•	David A. Sheaffer, Chief Accounting Officer

(1)	Ms. Derstine resigned effective December 31, 2014
(2)	Mr. Macerato resigned effective September 30, 2014

Overview

Neither we nor our general partner directly employs any of the persons responsible for managing our business as of December 31, 2014. All of our General Partner’s executive officers and other personnel necessary for managing our business were employees of DMI or CST. However, the Board of Directors of our General Partner believes it is important to promote the interests of the Partnership and the General Partner by providing incentive compensation awards to employees, who perform services for us or on our behalf, for their service. Accordingly, pursuant to our partnership agreement, the General Partner is permitted to, and has adopted, the IAP and the related Performance-Based Equity Awards Program (the “Performance Program” and, together with the IAP, the “Partnership’s Incentive Compensation Program”). During 2014, the Partnership’s Incentive Compensation Program was administered by the compensation committee of the Board of Directors. Under the terms of the Amended and Restated Omnibus Agreement (defined herein), with DMI, we reimburse DMI for all expenses incurred by DMI in connection with the provision of general and administrative services, including the provision of executive management services. See Related Party Transactions herein. Except for awards under the Partnership’s Incentive Compensation Program, DMI and its Board of Directors have the decision-making authority with respect to the compensation of our NEOs.

Roles and Responsibilities

Through September 30, 2014, the former compensation committee of the Board of Directors (the “Committee) was responsible for reviewing and approving the compensation of our chief executive officer (“CEO”) and, with the recommendation of our CEO, the compensation of the other executive officers, and for administering the Partnership’s Incentive Compensation Program. The Committee met five times in 2014. The CEO generally attended the meetings, but was excused during discussions of the CEO compensation arrangements. The Committee, among other duties, determined (a) the annual incentives and long-term incentives awarded to our NEOs; (b) the criteria for achieving annual and long-term incentive awards; (c) whether the conditions for the payment of awards have been met, and (d) whether recommended increases in base compensation should be approved. The Committee periodically reviewed all of the elements of our executive compensation program to make sure they were consistent with our business strategy and unit holder interests and that our incentive compensation programs remained competitive in light of changing trends, practices and market conditions while not encouraging excessive risk taking.

Effective October 1, 2014, in connection with the GP Purchase, the Committee was dissolved and duties and responsibilities delegated to the Committee reverted to the Board of Directors.

In 2013, the Partnership engaged Pay Governance, LLC (“Pay Governance”) as their independent executive compensation consultant. To assist the Committee with compensation decisions regarding fiscal year 2014, Pay Governance provided the Committee with an analysis on general marketplace practices. Pay Governance does not provide any other services to the Partnership and has not had any prior relationship with any of our executive officers. In compliance with the SEC and the NYSE disclosure requirements regarding the independence of compensation consultants, Pay Governance has affirmed their independence with regard to their partners, consultants and employees who provide services to the Committee on executive compensation matters.

The CEO and the Executive Vice President, Administration, who had overall responsibility for Human Resources, reviewed the general marketplace compensation data and information provided by the Committee’s independent compensation consultant. Based on feedback from the Committee regarding this data and the CEO’s subjective view of each executive officer’s performance, the CEO and Executive Vice President, Administration recommended annual incentive targets as a percentage of base compensation for each NEO, other than the CEO, The Committee reviewed these recommendations along with other general marketplace data, and determined the final annual incentive targets for all executive officers, other than the CEO. The Committee reviewed this data for the CEO and the performance of the CEO and determined the CEO’s incentive award as a percentage of base compensation. Except as described above, the CEO does not participate in this process. Management also reviews policies and plans that impact executive compensation and benefits and makes appropriate recommendations regarding these policies and plans to the Board of Directors based on general marketplace data, best practices and good corporate governance. For the first three quarters of 2014, the CEO elected to be paid his base compensation in profit interests (as defined herein) rather than cash. In anticipation of the GP Purchase, the compensation committee voted to pay the CEO for his services from January 1, 2014 to September 30, 2014 in profit interests (as defined herein), the number to be calculated based on the closing price of the partnership’s common units on the dates on which the CEO would have received cash compensation, which were to be award at the next open trading window period for the CEO, and would immediately vest upon their grant. See note 17 for a description of the profits interests.

Compensation Objectives and Philosophy

Our 2014 NEO compensation framework was designed to provide retention incentives for our NEOs and incent our NEOs to increase the value of our common units. Our compensation program is intended to:

•	motivate and retain our General Partner’s key executives;

•	align the long-term economic interests of our General Partner’s executives with those of our unit holders; and

•	reward excellence and performance by our General Partner’s executives that increases the distribution and value of our units. These objectives govern the Committee’s decisions with respect to the amount of compensation that can be earned by our NEOs under the IAP.

Elements of Executive Compensation

Our executive compensation programs are designed to reflect the philosophy and objectives described above. The elements of executive pay are presented in the table below and discussed in more detail in the following paragraphs.

Component	Type of Payment/Benefit	Purpose

Base Salary	Fixed cash payments with each executive generally eligible for annual increase.	To attract and retain qualified executives.

Incentive compensation under the IAP	Phantom Units or Profits Interests (as defined herein) at the election of the NEO	Align long-term interests of NEOs with those of our public unitholders by rewarding for performance based performance and growth.

Our compensation philosophy for our NEOs has been driven by the need to recruit, develop, motivate and retain top talent both in the short-term and long-term. The same compensation philosophy has been applied to all levels of managerial employees. The Committee considered other factors, which included internal pay equity and consistency and the NEO’s job responsibilities, management experience, individual contributions, number of years in his or her position and recent compensation adjustments, as well as other relevant considerations (with no particular weighting assigned to any of these factors). Our emphasis on variable or “at risk” components of incentive pay results in actual compensation based on the achievement of the objectives established in our annual and long-term incentive plans and changes in the distributions and value of our common units. While the Partnership believes that each compensation component should be considered separately and that payments or awards derived from one component should not negate or reduce payments or awards derived from other components, the components are considered within the context of each executive’s total compensation.

The Committee did not adopt any formal or informal policies or guidelines for allocating compensation between long-term and annual compensation or among different forms of non-cash compensation. However, our strategy includes ongoing evaluation and adaptation, as necessary, of our compensation programs to ensure continued alignment between company performance and pay.

Cash Compensation Except as described below, we have not directly paid, and do not intend to directly pay, any cash compensation to our NEOs. The compensation information for our NEOs contained in the 2014 Summary Compensation Table was paid by DMI under the Amended and Restated Omnibus Agreement.

Effective as of July 22, 2013, the Committee, upon request by DMI and with input from Pay Governance LLC, its independent compensation consultant, decided to change the structure of Mr. Topper’s base compensation. In lieu of cash, the Committee granted Mr. Topper 10,997 profits interests (as defined herein) under the IAP on September 27, 2014, with the award to be made and immediately vest on the next open window period for the CEO. The value of these profit interests on the date of grant was equal to the amount of cash the CEO would have received base cash compensation for the period beginning on January 1, 2014, and ending on September 30, 2014. Because base compensation is paid by DMI and included in the monthly payments made by us to DMI under the Amended and Restated Omnibus Agreement, DMI will reimburse us for the value of the profits interests in the amount of $308,385, which is the amount of compensation Mr. Topper would have received.

Long Term Incentives. Our General Partner adopted the IAP for employees, officers, consultants and directors of our General Partner and any of its affiliates, including DMI, who perform services for us. The IAP provides for the grant of restricted units, unit options, performance awards, phantom units, unit awards, unit appreciation rights, distribution equivalent rights and other unit-based awards. Generally, we grant long-term incentive awards on or about March 15 of each year in conjunction with the review of other elements of total compensation. We do not time IAP grants in coordination with the release of material non-public information.

Phantom Units. A phantom unit represents a notional common unit granted under the IAP, which, upon vesting, entitles the phantom unit holder to receive (as determined by the Board in its discretion) either a common unit or an amount of cash equal to the fair market value of a common unit. The phantom units generally have a three year vesting period so long as the award recipient remains in continuous service with us, our General Partner or any of our General Partner’s affiliates and any forfeiture restrictions lapse upon vesting. No distributions are payable to the holders of any phantom unit award until such award vests and converts to common units, and then only if and when distributions are made by us to our common unit holders. The amounts of the awards granted to the NEOs were based on the CEO’s recommendations, considering factors such as scope of responsibility, longevity with the Partnership’s predecessor and performance.

Profits Interests. Effective March 6, 2014, the former Committee approved a new type of other unit-based award: profits interests. Profits interests are represented by Class B Units of our wholly-owned subsidiary, LGP Operations LLC (“Operations”), which are designed to constitute “profits interests” within the meaning of the Internal Revenue Code and published Internal Revenue Service guidance and will generally not be taxed at the time of grant, though the holder will be required to report on his income tax return his allocable share of Operations’ income, gain, loss, deduction, and credit, regardless of whether Operations makes a distribution of cash. Instead, such units are generally taxed upon a disposition of the unit or distributions of money to the extent that such amounts received exceed the basis in the units. Generally, no deduction is available to the Partnership or Operations upon the grant, vesting or disposition of the long-term incentive Class B Units. The profits interests are subject to vesting schedules determined by the Committee. Holders of vested Class B Units are entitled to receive distribution equivalents from us generally on the same terms as our common unit holders and vested Class B Units are redeemable for our common units beginning on the second anniversary of the grant date at a conversion ratio of not greater than 1:1.

Performance-Based Equity Awards Program under the IAP. Our NEO’s participate in the Performance Program. Pursuant to this program, each NEO will receive a certain percentage of his or her actual base salary (which is paid by DMI), as shown below, as a performance bonus if the Partnership achieves certain performance goals in 2014. The annual incentive opportunity percentage is determined solely at the discretion of the Board, but is generally based on the level of accountability and future potential of each executive and the achievement of outstanding individual results.

The Performance Program for executive officers, as determined by the Board, was based on the achievement of pre-determined targets for earnings of $65.0 million, before interest, tax, depreciation and amortization, as adjusted for acquisitions and certain extraordinary expenses (“EBITDA”) weighted at 65%, and growth weighted at 35% for a target multiple on acquisitions of 8x. The Committee believed the EBITDA goal reflects how we have performed in all areas of managing our business, and the growth goal, which is measured by the dollar value of acquisitions which are within the Partnership’s pre-determined valuation formulas, is a key driver in growing the distributions and value of the Partnership.

The EBITDA and Growth goals for 2014 were:

Measure	75% of Payout	100% of Payout	125% of Payout
EBITDA (as adjusted)	90% of EBITDA target	100% of EBITDA target	110% of EBITDA target
Growth	90% of Growth target	100% of Growth target	110% of Growth target

No payout is earned for a particular goal if less than 90% of such goal is achieved. If greater than 90% of the goal is achieved but less than 110% of the goal is achieved, the Payout is pro-rated. For example, if 95% of the goal is achieved, then 87.5% of the Payout for that goal is paid to the participant. The actual performance bonus will be paid 100% in phantom units or profits interests, one-third of which will vest on each anniversary of the grant date until fully vested. However, the Committee has historically retained the discretion to pay up to 75% of the performance bonus in cash to the participants before the grant date. However, for the 2014 award, the Board of Directors has chosen to pay all amounts in common units or profits interest that will be fully vested on the grant date.

For 2014, the NEOs earned 103.00% of the annual incentive opportunity. This percentage equals weighted average result of the Partnership achieving a lower than target threshold for the EBITDA portion, resulting in a pro rata result of 91.15% with respect to the EBITDA component resulting in a 59.25% actual achievement factor, and meeting the maximum 125% target for the Growth component resulting in a 43.75% actual achievement factor. These combined, resulted in a 103.00% actual achievement factor for determination of the payout of the annual incentive opportunity.

The calculation of amounts payable under the IAP for 2014 are demonstrated in the table below. Actual amounts paid are also reflected in the Summary Compensation Table in the column titled “Bonus”.

Name and Principal Position	2014 Salary	Target Bonus Potential Percentage	Bonus Potential Target	Achievement Factor (1)	Actual Bonus Paid
Joseph V. Topper, Jr.
President and Chief Executive Officer	$525,000	100%	$525,000	103.00%	$540,750

Mark L. Miller
Chief Financial Officer and Treasurer	$333,668	75%	$250,251	103.00%	$257,759

David F Hrinak
Executive Vice President and Chief Operating Officer	$335,535	75%	$251,651	103.00%	$259,201

Tracy A. Derstine (2)
Executive Vice President, Administration	$243,338	50%	$121,669	103.00%	$125,319

Frank M. Macerato (3)
General Counsel, Secretary & Chief Compliance Officer	—	—	—	—	—

David A. Sheaffer
Chief Accounting Officer	$174,068	40%	$69,627	103.00%	$71,716

(1)	The Achievement Factor for the NEO’s is calculated by multiplying the percentage achievement for the Partnership against the pre-determined targets for each component by the respective weights given to each component.
(2)	Ms. Derstine resigned effective December 31, 2014.
(3)	Mr. Macerato resigned effective September 30, 2014.

The total number of common units to be awarded will be determined on or before March 13, 2015 of this year and will be based on the value of the award and the closing price of our common units on the NYSE on March 13, 2015. The number of profits interests to be awarded is the same as the number of phantom units that otherwise would have been awarded.

Other Benefits

Under the Amended and Restated Omnibus Agreement, we provide other benefits to DMI employees who provided services to the Partnership, such as medical coverage and life and disability insurance and a 401(k) plan. NEOs are eligible for the same benefits provided to other DMI employees who provide services to the Partnership, including medical coverage and life and disability insurance, as well as supplemental plans chosen and paid for by employees who wish for additional coverage. There are no special insurance plans for NEOs. Through September 30, 2014, we also provided perquisites limited to an automobile allowance.

Severance and Change in Control Benefits

On May 28, 2014, the Committee adopted the Lehigh Gas Partners LP Executive Income Continuity Plan (the “EICP”). Those individuals who are either (a) designated as executive officers of the Partnership (other than the Chief Executive Officer) by resolution of the Board of Directors (the “Officers”) or (b) designated as EICP participants participate in the EICP (each a “Participant”).

The EICP provides that if an Officer is terminated from providing management services to the Partnership or the General Partner other than due to death, disability, retirement, Cause (as defined in the EICP) or voluntarily resignation (other than for Good Reason (as defined in the EICP)) (a “Termination”), then such Officer is entitled to receive a severance payment, paid in twelve equal monthly installments, equal to the sum of (i) the Officer’s annual salary as of the date of the date of termination, plus (ii) the amount of the Officer’s annual target bonus under the applicable annual incentive compensation plan in place at the time the termination occurs. In addition, the Officer (and his dependents, as applicable) will receive the continuation of their medical, dental and other benefits for a period of one year from the date of termination. Further, all unvested awards under the Partnership’s Incentive Compensation Program held by such Officer shall vest immediately upon Termination.

If the Termination of an Officer occurs in connection with, or within 24 months after, a Change in Control (as defined in the EICP), then the Officer will receive a severance payment, paid in a single lump sum in cash, equal to 2.99 times the sum of (i) the Officer’s annual salary as of the date of termination, plus (ii) the amount of the Officer’s annual target bonus under the applicable annual incentive compensation plan in place at the time the termination occurs. In addition, the Officer (and his dependents, as applicable) are entitled to receive the continuation of their medical, dental and other benefits for a period of three years from the date of termination. Further, all unvested awards under the Partnership’s Incentive Compensation Program held by such Officer shall vest immediately upon a Change in Control. The Officer is also entitled to be reimbursed for job hunting expenses for one year subsequent to the Termination, and, in certain circumstances, reimbursement of relocation expenses and legal fees and expenses

All payments due under the EICP will be conditioned on the execution by the Participant of a non-disparagement agreement and a waiver, effectively waiving all claims of the Participant against the Partnership and the General Partner (including its directors, officers, employees and agents) arising out of such Participant’s employment with DMI and the provision of the management services to the Partnership and the General Partner.

If amounts payable to an Officer under the EICP (together with any other amounts that are payable by the Company as a result of a Change in Control (collectively, the “Payments”) exceed the amount allowed under section 280G of the Internal Revenue Code of 1986, as amended (the “Code”) for such Officer, thereby subjecting the Officer to an excise tax under section 4999 of the Code, then the Payments shall either be: (i) reduced to the level at which no excise tax applies, such that the full amount of the Payments would be equal to three times the Officer’s “base amount” (as defined in the Code), or (ii) paid in full, which would subject the Officer to the excise tax. The Company will determine, in good faith, which route produces the best net after tax position for an Officer, but the Company will not provide any gross-up payments for excise taxes.

Employment Agreements

Our NEOs, other than the CEO, do not have employment agreements with either their employer, the Partnership, or the General Partner. However, concurrent with the GP Purchase, Mr. Topper and the CST entered into an employment agreement dated as of October 1, 2014 (the “Topper Employment Agreement”), pursuant to which Mr. Topper was appointed as the Chief Executive Officer and President of the General Partner. The Topper Employment Agreement has a term of one year and will automatically renew for an additional one year term unless the parties agree otherwise or either party gives 60-day written notice prior to the end of the initial term. Mr. Topper’s base salary is $525,000 per year. He is eligible to receive a short-term incentive award equal to 75% of his base salary and an equity award equal to 200% of his base salary. Mr. Topper is entitled to participate in all employee benefit plans and programs generally available to similarly situated executives of CST. CST may terminate Mr. Topper’s employment at any time for any reason.

Per the terms of the Topper Employment Agreement, Mr. Topper agrees that, during his employment and for a period equal to the greater of (i) the balance of his employment term and (ii) one year following termination for cause or his resignation without good reason (the “Restricted Period”), (x) he will not solicit or in any way be involved with any prior, current or prospective customer, client, consultant, broker or business partner of, or any person who had dealings with, CST or the Partnership and (y) he will not solicit for employment any person who is or was within the preceding six months an employee or consultant of CST or the Partnership. Per the terms of the Topper Employment Agreement, during the Restricted Period, Mr. Topper also agrees that he will not associate in any way with any business that at any time during the Restricted Period is engaged in the business of CST or the Partnership other than those activities and businesses that Mr. Topper controls as of October 1, 2014.

Relation of Compensation Policies and Practices to Risk Management

Policies and practices are designed to provide rewards for short-term and long-term performance, both on an individual, and partnership basis. In general, optimal financial and operational performance, particularly in a competitive business, requires some degree of risk-taking. Accordingly, the use of compensation as an incentive for performance can foster the potential for management and others to take unnecessary or excessive risks to reach performance thresholds that qualify them for additional compensation.

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

Unit Ownership Requirements

Our General Partner does not have any express unit ownership requirements. Our General Partner may revisit this policy in the future.

Guidelines for Trades by Insiders

We maintain an Insider Trading Policy that governs trading in our units by officers and directors required to report under Section 16 of the Exchange Act, as well as certain other employees who may have regular access to material non-public information about us. These policies include pre-clearance requirements for all trades and periodic trading “black-out” periods designed with reference to our quarterly financial reporting schedule. We also require pre-approval of all trading plans adopted pursuant to Rule 10b5-1 promulgated under the Exchange Act. To mitigate the potential for abuse, no trades are allowed under a trading plan within 30 days after adoption. In addition, we discourage termination or amendment of trading plans by prohibiting trades under new or amended plans within 30 days following a plan termination or amendment. In addition, this policy prohibits or restricts (a) speculative transactions in our units such as short-term trading, short sales, puts, calls or other similar transactions in an effort to hedge certain economic risks or otherwise; (b) holding securities of the Partnership in a margin account; and (c) pledging Partnership securities as collateral for loans. A copy of our Insider Trading Policy is available in its entirety on CrossAmerica Partners’ website www.crossamericapartners.com under the “Corporate Governance” tab in the “Investors” section.

Impact of Regulatory Requirements

We are a limited partnership and not a corporation for U.S. federal income tax purposes. Therefore, we believe that the compensation paid to the named executive officers is not subject to the deduction limitations under Section 162(m) of the Internal Revenue Code and therefore is generally fully deductible for federal income tax purposes.

Non-Qualified Deferred Compensation. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to non-qualified deferred compensation arrangements. The employment agreement with Mr. Topper and the EICP may be subject to these provisions. However, we believe we are in compliance with the statutory provisions, which were effective January 1, 2005, and the regulations, which became effective on January 1, 2009.

Accounting for Stock-Based Compensation. We account for stock-based compensation in accordance with the requirements of FASB ASC Topic 718 for all of our stock-based compensation plans. See Note 17 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of all assumptions made in the calculation of this amount.

Policy on Recovery of Compensation. Our Chief Executive Officer and Chief Financial Officer are required to repay certain bonuses and stock-based compensation they receive if we are required to restate our financial statements as a result of misconduct as required by Section 304 of the Sarbanes-Oxley Act of 2002.

Committee Report

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, has included this Compensation Discussion and Analysis in our Annual Report on Form 10-K.

The members of the Board of Directors have submitted this Report on February 25, 2015:

2014 Summary Compensation Table

The following Summary Compensation Table sets forth the compensation for our NEOs: our Chief Executive Officer, Mr. Topper: our Chief Financial Officer, Mr. Miller, and our General Partner’s three other most highly compensated executive officers for the fiscal year ended December 31, 2014. It also includes any executive officer who would have been one of the General Partner’s three other most highly compensated executive officers had such person been an executive officer on December 31, 2014.

Name and Principal Position	Fiscal Year	Salary ($)(1)(2)	Bonus ($)(4)	Stock Awards ($)(5)	All Other Compensation ($)		Total ($)
Joseph V. Topper, Jr (3)
Chief Executive Officer	2014	$411,366	$540,750	$—	$9,794		$961,910
	2013	170,523	152,491	—	—		323,014

Mark L. Miller
Chief Financial Officer	2014	$344,007	$257,759	$—	$14,531	(6)	$616,297
	2013	—	85,497	1,222,715	—		1,308,212

David F Hrinak
President	2014	$309,808	$259,201	$—	$26,231	(7)	$595,240
	2013	—	85,500	1,358,570	—		1,440,070

Tracy A. Derstine
Executive Vice President, Administration	2014	$239,326	$125,319	$—	$1,132,707	(8)	$1,497,352
	2013	—	43,588	649,602	—		693,190

Frank M. Macerato
General Counsel, Secretary & Chief Compliance Officer	2014	$178,896	$—	$—	$1,249,085	(9)	$1,427,981
	2013	—	32,885	110,034	—		142,919

David A. Sheaffer
Chief Accounting Officer	2014	$153,731	$71,716	$—	$9,279	(10)	$234,726
	2013	—	—	—	—		—

(1)	This column represents salaries paid by DMI under the provisions of the Amended and Restated Omnibus Agreement, unless otherwise stated, to our NEOs for their service to the Partnership. Our NEOs did not receive any base compensation directly from the Partnership in 2014, with the exception of change in control payments made under the provisions of the EICP as further described herein.
(2)	The annual base salaries for Messrs. Topper, Miller, Hrinak, Macerato, and Sheaffer and Ms. Derstine were increased during fiscal 2014. Therefore the amounts shown reflect a base salary paid at different annual rates during fiscal 2014.

(3)	Mr. Topper’s salary reflects the cash compensation received from CST for the period October 1, 2014, through December 31, 2014, in the amount of $102,980, plus the dollar value of $308,385 of the 10,997 common units issued to Mr. Topper for the period January 1, 2014 through September 31, 2014, (to be issued in 2015) and is based on the average closing price for the common units of the Partnership on the dates on which Mr. Topper would have received the cash compensation for his base pay. For 2013, amount represents the dollar value of 6,304 common units issued to Mr. Topper for services provided to the Partnership, and reimbursed by DMI.
(4)	This amount represents the dollar amount due our NEOs under the Performance Program. The number of common units or profits interests will be determined based on the closing price of our common units on the NYSE on the grant date, which is expected to be March 14, 2015. Due to the timing of the grants, the awards are not reflected in this Summary Compensation Table as equity for the 2014 year, and will instead be disclosed as equity for the 2015 Grants of Plan Based Awards Table. The amount for 2013 was previously disclosed under All Other Compensation in 2013.
(5)	This column represents the aggregate grant date fair value for the phantom units granted in 2013 under the IAP. Fair value was calculated using the closing price of our units on the date of grant. The per unit grant date fair value for the 2013 grants was $22.65. Mr. Sheaffer was not a disclosed NEO in 2013.
(6)	Includes contributions to the DMI 401(k) plan in the amount of $10,400, and amounts attributable to group term life insurance and a car allowance.
(7)	Includes contributions to the DMI 401(k) plan in the amount of $10,400, a housing allowance of $11,400 and amounts attributable to group term life insurance and a car allowance.
(8)	Ms. Derstine resigned effective December 31, 2014. Accordingly this amount includes a severance payment pursuant to the EICP Plan of $1,119,189 to be paid in 2015. Amount also includes contributions to the DMI 401(k) plan of $9,573, and amounts attributable to group term life insurance and a car allowance.
(9)	Mr. Macerato resigned effective September 30, 2014. Accordingly this amount includes a severance payment pursuant to the EICP Plan of $1,238,085 to be paid in 2015. Amount also includes contributions to the DMI 401(k) plan of $7,794, and amounts attributable to group term life insurance and a car allowance.
(10)	Includes contributions to the DMI 401(k) plan in the amount of $6,149, and amounts attributable to group term life insurance and a car allowance.

Grants of Plan Based Awards in 2014

The following table provides information regarding plan-based awards granted to our NEOs during fiscal year 2014.

Name	Grant Date	All Other Stock Awards: (#)(1)	Grant Date Fair Value of Units and Option Awards
Joseph Topper	3/14/2014	5,670	$152,466
Mark Miller (2)	3/14/2014	1,907	51,279
David F. Hrinak	3/14/2014	3,179	85,483
Tracy A. Derstine	3/14/2014	1,620	43,562
Frank Macerato	3/14/2014	4,858	32,860

(1)	Represents phantom units or profits interest granted under the Performance Program. With the exception of Mr. Topper, all awards vested under the provisions in the EICP. All awards that were Phantom Units converted to common units. These are 2014 Grants related to the 2013 bonus pad under the Performance Program.
(2)	Mr. Miller’s total award was for $85,497 of which he elected to receive $34,199 in cash and received and 1,907 Phantom Units

Outstanding Equity Awards at December 31, 2014

The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2014.

Unit Awards
Name	Number of Units That Have Not Vested (#)(1)	Market Value of Units That Have Not Vested ($)(2)
Joseph V Topper, Jr (3)	5,670	$228,443
Mark Miller (4)	—	$—
David C. Hrinak (4)	—	$—
Tracy Derstine (4)	—	$—
Frank Macerato (4)	—	$—
David A. Sheaffer (4)	—	$—

(1)	The award in this column is profits interests issued under the Performance Program in connection with the 2013 annual incentive program, which vest ratably every year beginning March 15, 2015, through March 15, 2017.
(2)	Amount in this column is based upon a fair market value of $40.29 per unit which was the NYSE closing price of our common units on December 31, 2014.
(3)	The award for Mr. Topper does not include 10,997 profits interest that will be granted in 2015 related to his compensation for his services to the Partnership for the period January 1, 2014, through September 30, 2014.
(4)	Messrs. Miller, Hrinak, Macerato, Sheaffer and Ms. Derstine were covered under the EICP and, as a result, all outstanding awards were subject to accelerated vesting upon the GP Purchase. Accordingly, no awards are outstanding as of December 31, 2014.

Option Exercises and Stock Vested in 2014

The following table summarizes for each NEO the units vested during 2014.

	Unit Awards
Name	Number of Units Acquired on Vesting (#) (1)(4)	Value Realized on Vesting ($) (2)(3)
Joseph V Topper, Jr.	—	$—
Mark Miller (5)	34,204	$1,774,591
David C. Hrinak (6)	35,174	$2,007,779
Tracy Derstine (7)	19,437	$963,415
Frank Macerato (8)	4,059	$195,374
David A. Sheaffer (9)	2,009	$119,682

(1)	Under the provisions of the EICP with respect to the GP Purchase, all of outstanding awards for Messrs. Miller, Hrinak, Macerato, Sheaffer and Ms. Derstine vested.
(2)	Amount in this column is based upon a fair market value per unit which was the NYSE closing price of our common units as of the vesting date.
(3)	Profits interest can be converted to either cash or common units, at the discretion of the board, on a basis no greater than one common unit or cash equivalent for each profits interests. The number of profits interests awarded was the same number as those awarded to recipients of phantom units.
(4)	Common units listed were acquired as a result of the conversion of phantom units, less any common units withheld for payment of applicable withholding taxes.
(5)	Amount represents all common units.

(6)	Amount represents 35,174 common units and 3,179 profits interest, not included in this table, which are exchangeable in the future for common units.
(7)	Amount represents 19,437 common units and 1,620 profits interest, not included in this table, which are exchangeable in the future for common units.
(8)	Amount represents all common units.
(9)	Amount represents 2,009 common units and 726 profits interest, not included in this table, which are exchangeable in the future for common units.

Potential Payments upon Termination or Change-in-Control

As previously indicated, on May 28, 2014, the former Committee adopted the EICP. Those individuals who are either (a) designated as executive officers of the Partnership (other than the Chief Executive Officer) by resolution of the Board (the “Officers”) or (b) designated as EICP participants participate in the EICP.

Termination of Employment Prior to a Change in Control

The EICP provides that if an Officer is terminated from providing management services to the Partnership or the General Partner other than due to death, disability, retirement, Cause (as defined in the EICP) or voluntarily resignation (other than for Good Reason (as defined in the EICP)) (a “Termination”), then such Officer is entitled to receive a severance payment, paid in twelve equal monthly installments, equal to the sum of (i) the Officer’s annual salary as of the date of the date of termination, plus (ii) the amount of the Officer’s annual target bonus under the applicable annual incentive compensation plan in place at the time the termination occurs. In addition, the Officer (and his dependents, as applicable) will receive the continuation of their medical, dental and other benefits for a period of one year from the date of termination. Further, all unvested awards under the Partnership’s Incentive Compensation Program held by such Officer shall vest immediately upon Termination.

Termination of Employment Following a Change in Control

If the Termination of an Officer occurs in connection with, or within 24 months after, a Change in Control (as defined in the EICP), then the Officer will receive a severance payment, paid in a single lump sum in cash, equal to 2.99 times the sum of (i) the Officer’s annual salary as of the date of termination, plus (ii) the amount of the Officer’s annual target bonus under the applicable annual incentive compensation plan in place at the time the termination occurs. In addition, the Officer (and his dependents, as applicable) will receive the continuation of their medical, dental and other benefits for a period of three years from the date of termination. Further, all unvested awards under the Partnership’s Incentive Compensation Program held by such Officer shall vest immediately upon a Change in Control.

Potential Payments

The table below summarizes the potential payments either a termination of employment for (i) good reason (as defined by the plan) or (ii) involuntary termination without cause, within 24 months of October 1, 2014.

Name	Cash Severance Payment ($)	Acceleration of Equity Awards ($) (1)	Continuing Benefits as of December 31, 2014 ($) (2)	Life Insurance Benefits ($) (3)	Total ($)
Joseph V. Topper (4)
Voluntary termination for good reason or involuntary termination without cause (4)	$—	$—	$—	$—	$—

Voluntary termination for good reason or involuntary termination without cause following a change in control	$—	$—	$—	$—	$—

Death of NEO	$—	$—	$—	$200,000	$200,000

Mark L. Miller
Voluntary termination for good reason or involuntary termination without cause	$583,919	$—	$18,578	$—	$602,497
Voluntary termination for good reason or involuntary termination without cause following a change in control	$1,745,918	$—	$75,732	$—	$1,821,650
Death of NEO	$—	$—	$—	$200,000	$200,000

David F Hrinak
Voluntary termination for good reason or involuntary termination without cause	$587,186	$—	$22,651	$—	$609,837
Voluntary termination for good reason or involuntary termination without cause following a change in control	$1,755,687	$—	$87,954	$—	$1,843,641

Death of NEO	$—	$—	$—	$200,000	$200,000

David A. Sheaffer
Voluntary termination for good reason or involuntary termination without cause	$243,695	$—	$8,586	$—	$252,281
Voluntary termination for good reason or involuntary termination without cause following a change in control	$728,649	$—	$45,760	$—	$774,409

Death of NEO	$—	$—	$—	$200,000	$200,000

(1)	All outstanding awards vested as a result of the change in control provisions under the EICP for the NEO. In addition, the 2014 award, to be received in 2015 will be fully vested on grant date.
(2)	If Messrs. Miller, Hrinak or Sheaffer terminates for good reason (as defined in the plan), or is involuntarily terminated without cause each are entitled to outplacement services for a period of 12 months, a continuation of his health and dental benefits for up to 3 years and under certain circumstances, reimbursement of moving expenses and legal fees and expenses.
(3)	Each NEO is entitled to premiums for a life insurance policy, pursuant to our group term life insurance plan, equal to 2.0X the NEO’s base salary as of December 31, 2014, subject to a maximum of $200,000.
(4)	Mr. Topper is not covered under the EICP and, accordingly he is not entitled to any change in control provisions.

Mr. Macerato and Ms. Derstine are also not listed as they resigned effective September 30, 2014, and December 31, 2014, respectively, of which these payments are scheduled to be paid six months after the resignation date.

Current Directors in 2014

On and effective as of October 1, 2014, Melinda B. German, Warren S. Kimber, Jr., John F. Malloy, Maura E. Topper and Robert L. Wiss, each a member of the Board of Directors of the General Partner, resigned in his or her capacity as such. These resignations were not a result of any disagreements between the General Partner and the directors on any matter relating to the General Partner’s operations, policies or practices.

Mr. Topper and Mr. Reilly remain members of the Board of Directors of the General Partner. CST Brands has agreed to cause the appointment of Mr. Topper as a director of the General Partner for a period of at least five years commencing on October 1, 2014 or until a change in control of CST Brands including circumstances in which CST Brands no longer controls the General Partner. Further, Mr. Topper may be removed from the Board of Directors of the General Partner in certain circumstances where cause exists.

On and effective as of October 1, 2014, CST Brands as the owner of the General Partner appointed each of the following as members to the Board of Directors of the General Partner: Kimberly S. Lubel, Chief Executive Officer, President and Chairman of the board of directors of CST Brands, Clayton E. Killinger, Senior Vice President and Chief Financial Officer of CST Brands, and Stephan F. Motz, Senior Vice President and Chief Development Officer of CST Brands, as directors of the Board of Directors of the General Partner, and Gene Edwards and Justin A. Gannon as independent directors of the Board of Directors of the General Partner.

There is no arrangement or understanding between any of these newly elected directors, and any other person pursuant to which such directors were elected. There are no relationships of the newly elected directors that would require disclosure pursuant to Item 404(a) of Regulation S-K.

Ms. Lubel replaced Mr. Topper as Chairman of the Board of Directors of the General Partner. Each of Messrs. Reilly, Edwards and Gannon are serving as independent members of the Board of Directors of the General Partner and have been named to the audit and conflicts committees of the Board of Directors of the General Partner. Mr. Gannon will serve as Chairman of the audit committee and Mr. Edwards will serve as Chairman of the conflicts committee.

Current Director Compensation

Each independent director will receive cash compensation of $60,000 per year (paid on a quarterly basis), an award of phantom units in an amount equal $70,000 based on the closing price of the Partnership’s units on the date of grant, and the chairman of each of the audit committee and conflicts committee will receive an additional cash compensation of $10,000 per year (paid on a quarterly basis). For 2014, Directors affiliated with either the Partnership or CST Brands will not receive any compensation for their service on the Board of Directors of the General Partner.

In addition, non-employee directors are reimbursed for all out-of-pocket expenses in connection with attending meetings of the Board of Directors or committees. Each director is fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

Former Directors Compensation

For 2014, each non-employee director was to receive an annual compensation of $55,000. On March 14, 2014, each director, at his/her option, received a grant of either phantom units or profits interests, valued based on the closing price of our common units on March 13, 2014. Each director also had the election to receive $5,000 in cash per quarter ($20,000 annually) in lieu of an equivalent value of his/her equity grant. No changes were made to the meeting fees or fees for serving as a committee chair. Concurrent with the GP Purchase, all outstanding awards vested as approved by the former Compensation Committee.

In addition, non-employee directors are reimbursed for all out-of-pocket expenses in connection with attending meetings of the Board of Directors or committees. Each director is fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

The following table sets forth certain information concerning the compensation earned by our current and former directors for the year ended December 31, 2014: (i) the aggregate dollar amount of all fees earned in cash for services as a director, (ii) the dollar value of the phantom units or profits interests to be granted to the directors on March 15, 2015 and (iii) the total compensation earned by each director.

Name	Fees Earned or Paid in Cash ($) (1)	All other compensation ($) (2)(5)(6)(7)(8)	Total ($)
Current Directors

Kimberly S. Lubel (3)	$—	$—	$—
Joseph V Toper (3)	$—	$—	$—
Gene Edwards (5)	$17,500	$82,474	$99,974
Justin A. Gannon (5)	$17,500	$82,474	$99,974
John B. Reilly III (4)	$29,000	$164,867	$193,867
Clayton E. Killinger (3)	$—	$—	$—
Stephen F. Motz (3)	$—	$—	$—

Former Directors

Warren S. Kimber, Jr. (6)	$9,500	$82,393	$92,193
John F. Malloy (6)	$16,500	$82,393	$98,893
James H. Miller (8)	$8,750	$—	$8,750
Maura E. Topper (6)	$11,250	$82,393	$93,643
Robert L. Wiss (6)	$15,500	$82,393	$97,893
Melinda German (1)	$10,500	$72,538	$83,038

(1)	Fees earned or paid in cash, and all other compensation for former Directors are for the period January 1, 2014, through September 30, 2014, for the current Directors, and for the period October 1, 2014 through December 31, 2014, for the former Directors.
(2)	This amount represents the dollar amount paid to our directors under the IAP. Under the IAP, the directors will have the ability to elect to receive either phantom units or profits interests. Phantom units and profits interest can be converted to common units or cash, at the discretion of the Director.
(3)	Ms. Lubel and Messrs. Topper, Killinger and Motz are employees of CST Brands and did not receive any compensation for their services as Directors for the period October 1, 2014, through December 31, 2014.
(4)	For Mr. Reilly, the fees earned or paid in cash represent $14,000 for his service as a Director for the period January 1, 2014, through September 31, 2014, and $15,000 for his services as a Director for the period October 1, 2014 through December 31, 2014. All other compensation represents 2,045 phantom units for his service for the period January 1, 2014, through September 30, 2014, and 2,047 phantom units for his service as a Director for the period October 1, 2014 through December 31, 2014. Each phantom unit is the economic equivalent of one common unit representing a limited partner interest. The amount represented is based upon a fair market value of $40.29 per unit which was the NYSE closing price of our common units on December 31, 2014. The award of 2,045 phantom units vested on October 3, 2014, and were converted to common units as provided by the IAP.
(5)	For Messrs. Edwards and Gannon amount represents 2,047 phantom units with the economic equivalent of one common unit representing a limited partner interest that is based upon a fair market value of $40.29 per unit which was the NYSE closing price of our common units on December 31, 2014. Each of these phantom units will vest on November 10, 2015, provided the indicated Director was in continuous service as of the vesting date. These awards were all outstanding as of December 31, 2014.
(6)	For Messrs. Kimber, Malloy, and Ms. Topper, amount represents 2,045 profits interest and for Mr. Wiss amount represents 2,045 phantom units. Amounts disclosed are based upon the fair value of $40.29 per unit which was the NYSE closing price of our common units on December 31, 2014. All profits interest were vested as of December 31, 2014.
(7)	For Ms. German, amount represents 1,301 profits interest based upon the fair value of $40.29 per unit which was the NYSE closing price of our common units on December 31, 2014. All profits interest were vested as of December 31, 2014, and a $20,000 cash retainer.
(8)	Mr. Miller resigned from the board effective April 2, 2014. As a result, all awards outstanding were forfeited.

Compensation Committee Interlocks and Insider Participation

Messrs. Malloy, Miller and Kimber served on the Committee for the period January 1, 2014 through September 30, 2014. Concurrent with the GP Purchase to CST Brands, the Compensation Committee was disbanded and the responsibilities of the Compensation Committee were assumed by the Board. There are no interlocking relationships requiring disclosure pursuant to Item 407(e)(4)(iii).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

As of February 25, 2015, the following table sets forth the beneficial ownership of our common and subordinated units of:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding common units;

•	our General Partner;

•	each NEO and director of our General Partner; and

•	all of the executive officers and directors of our General Partner, as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned (2)	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Units Beneficially Owned
Harvest Fund Advisors LLC (3)	2,026,534	11.97%	—	—	8.28%
Oppenheimer Funds, Inc. (4)	1,545,416	9.13%	—	—	6.32%
Goldman Sachs Asset Management, L.P. (5)	1,523,965	9.00%	—	—	6.23%
Clearbridge Investments, LLC (6)	778,440	4.60%	—	—	3.18%
Cross America GP LLC (7)	—	—	—	—	—
Dunne Manning Inc. (fka Lehigh Gas Corporation) (8)(9)	—	—	3,732,218	49.60%	15.26%
Joseph V. Topper, Jr. (8)(9)(10)(11)	562,321	3.32%	6,786,499	90.19%	30.04%
Energy Realty Partners, LLC (8)(9)	487,270	2.88%	1,334,259	17.73%	7.45%
CST Brands (12)	2,060,267	12.17%	6,786,499	90.19%	36.17%
Mark L. Miller	34,204	*	—	—	—
David F. Hrinak (13)	38,353	*	—	—	—
Frank M. Macerato (15)	5,309	*	—	—	—
Tracy A. Derstine (13)(14)	23,557	*	—	—	—
David A. Sheaffer (13)	2,735	*	—	—	—
Gene Edwards	2,047	*	—	—	—
Justin A. Gannon	2,047	*	—	—	—
Clayton E. Killinger	—	—	—	—	—
Kimberly S. Lubel	—	—	—	—	—
Stephan F. Motz	—	—	—	—	—
John B. Reilly, III (17)	111,080	* %	738,501	9.81%	3.47%
All executive officers and directors as a group (12 persons)	781,653	4.62%	7,525,000	100%	33.96%

*	Less than 1%
(1)	The address of each individual or entity named in the table above, other than Harvest Fund Advisors LLC, Oppenheimer Funds, Inc., Goldman Sachs Asset Management, L.P. and Clearbridge Investments, LLC, is c/o CrossAmerica GP LLC, 645 Hamilton Street, Suite 500, Allentown, PA 18101.

(2)	Beneficial ownership of our NEOs does not include the 2014 awards of common units and profit interests under the IAP, as disclosed in the Summary Compensation Table, in the aggregate amount of $1,254,745 that will vest upon award date. Had that award been granted on February 25, 2015, aggregate ownership would have increased by approximately 34,661 units.
(3)	Harvest Fund Advisors LLC has (i) sole power to vote 2,026,534 common units and (ii) sole power to dispose of 2,026,534 common units, based on its Schedule 13G filed on December 10, 2014. The address for Harvest Fund Advisors LLC is 100 W. Lancaster Avenue, Suite 200, Wayne, PA 19087.
(4)	Oppenheimer Funds, Inc. had, as of December 31, 2014, (i) shared power to vote 1,558,197 common units and (ii) shared power to dispose of 1,558,197 common units, based on its Amendment No. 1 to Schedule 13G filed on February 4, 2015. The number of common units reported includes those beneficially owned by Oppenheimer SteelPath MLP Income Fund, which had, as of December 31, 2014, (i) sole power to vote 1,545,416 common units and (ii) shared power to dispose of 1,545,416 common units. The address for Oppenheimer Funds, Inc. is Two World Financial Center, 225 Liberty Street, New York, NY 10281.
(5)	Goldman Sachs Asset Management, L.P., together with GS Investment Strategies, LLC, had, as of December 31, 2014, (i) shared power to vote 1,523,965 common units and (ii) shared power to dispose of 1,523,965 common units, based on their Amendment No. 1 to Schedule 13G jointly filed on February 13, 2015. The address for Goldman Sachs Asset Management, L.P. is 200 West Street, New York, NY 10282.
(6)	Clearbridge Investments, LLC had, as of December 31, 2014, (i) sole power to vote 778,440 common units and (ii) sole power to dispose of 778,440 common units, based on its Schedule 13G filed on February 17, 2015. The address for Clearbridge Investments, LLC is 620 8th Avenue, New York, NY 10018.
(7)	CrossAmerica GP LLC is the general partner of the Partnership and is wholly owned by CST Brands.
(8)	In connection with the General Partner Acquisition, Mr. Topper entered into a Voting Agreement dated as of October 1, 2014 by and among Mr. Topper, the Topper Trust, Dunne Manning Inc., an entity wholly owned by the Topper Trust for which Mr. Topper is the trustee (collectively, the “Topper Entities”), and CST Brands (the “Voting Agreement”), pursuant to which each of the Topper Entities agrees that at any meeting of the holders of shares of CST Brands common stock or common units or subordinated units of the Partnership, it will vote or cause to be voted such Topper Entities’ shares or units, respectively, in accordance with the recommendation of the board of directors of CST Brands or the board of directors of the General Partner, respectively. The Voting Agreement will remain in effect with respect to any Topper Entities for so long as any such Topper Entities is (a) a director or officer of CST Brands or affiliate thereof, including the Partnership, (b) the beneficial owner of more than 3% of the outstanding common stock of CST Brands or (c) the beneficial owner of 10% or more of the outstanding common units or subordinated units of the Partnership.
(9)	The units shown as beneficially owned by Joseph V. Topper, Jr. include units beneficially owned by entities that are controlled by Mr. Topper, including Dunne Manning Inc. and Energy Realty Partners, LLC. The units that are beneficially owned by Mr. Topper by way of his control of Dunne Manning Inc. and Energy Realty Partners, LLC are also shown as beneficially owned by those entities in the table above. The units shown as beneficially owned by Mr. Topper do not include a grant of 10,997 profits interests (as described below in footnote 12) on September 27, 2014. The award is to be made and immediately vest during the next open window period for Mr. Topper.
(10)	Mr. Topper, as the President, Chief Executive Officer of our General Partner and sole director of Dunne Manning Inc. and as a trustee of a trust that is the sole shareholder of Dunne Manning Inc., may be deemed to have beneficial ownership of the units beneficially owned by Dunne Manning Inc. The units beneficially owned by Dunne Manning Inc. are included in the number of units shown as beneficially owned by Mr. Topper in the table above.
(11)	Mr. Topper, as the sole manager and indirect owner of Energy Realty Partners, LLC, may be deemed to have beneficial ownership of the units beneficially owned by Energy Realty Partners, LLC. The units beneficially owned by Energy Realty Partners, LLC are included in the number of units shown as beneficially owned by Mr. Topper in the table above.
(12)	By virtue of the Voting Agreement described above, these amounts include 562,321 common units and 6,786,499 subordinated units that are owned by Joseph V. Topper, Jr. and units beneficially owned by entities that are controlled by Mr. Topper, including Dunne Manning Inc. and Energy Realty Partners, LLC. The units that are beneficially owned by Mr. Topper by way of his control of Dunne Manning Inc. and Energy Realty Partners, LLC are also shown as beneficially owned by those entities in the table above.
(13)	Includes common units to be issued upon the conversion of vested profits interests as follows: Mr. Hrinak 3,179 common units; Ms. Derstine 1,620 common units; and Mr. Sheaffer 726 common units. See “Item Executive Compensation—Compensation Discussion and Analysis—Elements of Executive Compensation—Profits Interests” for a description of the profits interests.
(14)	The Beneficial Ownership for our NEOs, does not reflect the Performance Program award for 2014, to be granted in 2015. See the 2014 Summary Compensation Table in Item 11, Executive Compensation for further information.
(15)	Mr. Macerato resigned as an officer of the General Partner effective September 30, 2014.
(16)	Ms. Derstine resigned as an officer of the General Partner effective December 31, 2014.
(17)	John B. Reilly, III may be deemed to share beneficial ownership of 738,501 subordinated units beneficially owned by the 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr. (the “Reilly Trust”) in his capacity as one of two trustees of the Reilly Trust.

Securities Authorized For Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
CrossAmerica Partners LP 2012 Incentive Award Plan (1)	565,553	n/a	506,074

(1)	Does not include phantom units or profits interests to be granted on March 13, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of February 20, 2015, CST owned 6.1% of the Partnership’s outstanding units and, pursuant to a voting agreement with Joseph V. Topper, Jr. and certain affiliates, has voting control over an additional 30.0% of the Partnership’s outstanding units. CST also owns the IDRs.

As of February 20, 2015, Mr. Topper owned or controlled 30.0% of the Partnership’s outstanding units, the voting for which is controlled by CST. Prior to October 1, 2014, Mr. Topper indirectly controlled our General Partner through his ownership and control of DMI, which had a 100% membership interest in our General Partner, and also held 85% of the IDRs.

As of February 20, 2015, John B. Reilly, III owned or controlled 3.5% of the Partnership’s outstanding units. Prior to October 1, 2014, Mr. Reilly also held 15% of the IDRs.

The terms of the transactions and agreements disclosed in this section were determined by and among related parties and, consequently, are not the result of arm’s length negotiations. Such terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms which could have been obtained from unrelated third parties.

Distributions and Payments to our General Partner and Certain Related Parties

The following table summarizes the distributions and payments to be made by us to our General Partner and certain related parties in connection with the ongoing operation of our business and distributions and payments that would be made by us if we were to liquidate in accordance with the terms of our partnership agreement.

Operational Stage

Distributions to our General Partner

We will generally make cash distributions to the unitholders, including CST, DMI and its affiliates, Messrs. Topper and Reilly and a trust of which Mr. Reilly is a trustee.

Assuming we have sufficient cash available for distribution to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, CST, DMI and its affiliates, Messrs. Topper and Reilly and a trust of which Mr. Reilly is a trustee would receive an annual distribution of $17.0 million, collectively, on their common and subordinated units.

If distributions exceed the minimum quarterly distribution and other higher target levels, CST, as the holder of the IDRs, is entitled to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target level.

Cash distributions to our General Partner, DMI and its affiliates, Messrs. Topper and Reilly and a trust of which Mr. Reilly is a trustee amounted to $17.2 million in 2014.

Payments to our General Partner and its affiliates

We pay CST a management fee, which is initially $670,000 per month plus a variable fee of between zero and $0.003 per gallon for wholesale fuel distribution and $0.015 per gallon for retail fuel distribution at sites we operate. In addition, and subject to certain restrictions on CST’s ability to incur third-party fees, costs, taxes and expenses, the Partnership is required to reimburse CST and the General Partner for all reasonable out-of-pocket third-party fees, costs, taxes and expenses incurred by CST or the General Partner on the Partnership’s behalf in connection with providing the services required to be provided by CST under the Amended Omnibus Agreement. The Partnership incurred $2.5 million in management fees under the Amended Omnibus Agreement for the period October 1, 2014 through December 31, 2014.

Prior to October 1, 2014, we paid DMI a management fee under the Original Omnibus Agreement. The Partnership incurred $6.1 million for the period January 1, 2014 through September 30, 2014.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our General Partner, is entitled to receive liquidating distributions according to their particular capital account balances.

Ownership of Our General Partner

Since October 1, 2014, CST indirectly owns all of the membership interests in our General Partner.

Agreements with CST and its Affiliates

On October 1, 2014, in connection with the GP Purchase, we entered into certain agreements with CST and its affiliates, as described in more detail below.

Amended Omnibus Agreement

We entered into an Amended and Restated Omnibus Agreement, dated October 1, 2014, by and among the Partnership, the General Partner, DMI, CST Services, LGO and Mr. Topper (the “Amended Omnibus Agreement”), which amends and restates the Original Omnibus Agreement. The terms of the Amended Omnibus Agreement were approved by the former conflicts committee of the board of directors of the General Partner, which is comprised solely of independent directors.

Management Services and Term. Pursuant to the Amended Omnibus Agreement, CST provides us and our General Partner with management, administrative and operating services. These services include accounting, tax, legal, internal audit, risk management and compliance, environmental compliance and remediation management oversight, treasury, information technology and other administrative functions. As the Partnership does not have any employees, CST provides the Partnership and our General Partner with personnel necessary to carry out these services and any other services necessary to operate the Partnership’s business. We do not have any obligation to compensate the officers of our General Partner or employees of CST.

Pursuant to the terms of a transition services agreement by and between DMI and CST Services, DMI provided the management services it provided under the Original Omnibus Agreement to the Partnership on behalf of CST Services through December 31, 2014.

The initial term of the Amended Omnibus Agreement is five years and will automatically renew for additional one year terms unless any party provides written notice to the other parties 180 days prior to the end of the then current term. The Partnership has the right to terminate the agreement at any time upon 180 days’ prior written notice.

Fees and Reimbursements. We pay CST a management fee, which is initially $670,000 per month plus a variable fee of between zero and $0.003 per gallon for wholesale fuel distribution and $0.015 per gallon for retail fuel distribution at sites we operate. In addition, and subject to certain restrictions on CST’s ability to incur third-party fees, costs, taxes and expenses, the Partnership is required to reimburse CST and the General Partner for all reasonable out-of-pocket third-party fees, costs, taxes and expenses incurred by CST or the General Partner on the Partnership’s behalf in connection with providing the services required to be provided by CST under the Amended Omnibus Agreement. Examples of these types of fees, costs, taxes and expenses, include:

•	legal, accounting and other fees and expenses associated with being a public company;

•	expenses related to our financings, mergers, acquisitions or dispositions of assets, and other similar transactions;

•	expenses related to insurance coverage for our assets or operations;

•	sales, use, excise, value added or similar taxes with respect to the services provided by CST to us; and

•	remediation costs or expenses incurred in connection with our environmental liabilities and third-party claims that are based on environmental conditions that arise at our sites following the closing of our initial public offering; and

•	costs or expenses incurred in connection with environmental compliance, including but not limited to, storage tank compliance and registration, as well as monitoring and oversight expenses.

The Partnership incurred $2.5 million in management fees under the Amended Omnibus Agreement for the period October 1, 2014 through December 31, 2014.

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

Review of Management Fee. At the end of each calendar year, we have the right to submit to CST a proposal to reduce the amount of the management fee for such year if we believe that the services performed by CST do not justify payment of the amount of management fees paid by us for such year. In addition, CST has the right, at the end of each calendar year, to submit to us a proposal to increase the amount of the management fee for such year if CST believes that the services performed by CST justify an increase in the management fee. If any such proposal is submitted, we will negotiate with CST to determine if the management fee for such year should be reduced or increased, and, if so, the amount of such reduction or increase. In addition, upon a material change in our structure or our business, the conflicts committee of our General Partner will review the management fee. If the conflicts committee determines that, based on a change in our structure or our business, the management fee should be modified or otherwise altered, we will negotiate with CST to determine the appropriate modification or alteration of the management fee.

General Indemnification; Limitation of Liability. Pursuant to the Amended Omnibus Agreement, we are required to indemnify CST for any liabilities incurred by CST attributable to the management, administrative and operating services provided to us under the agreement, other than liabilities resulting from CST’s bad faith, fraud, or willful misconduct. In addition, CST is required to indemnify us for any liabilities we incur as a result of CST’s bad faith, fraud, or willful misconduct in providing management, administrative and operating services under the Amended Omnibus Agreement. Other than indemnification claims based on CST’s bad faith, fraud, or willful misconduct, CST’s liability to us for services provided under the Amended Omnibus Agreement cannot exceed $5,000,000 in the aggregate.

Fuel Distribution and Lease Agreement

We entered into a fuel distribution agreement and a lease agreement with CST that covers sites owned by the Partnership and operated by CST. For 2014, these agreements mandate the terms related to the sites acquired in the Nice N Easy acquisition that CST has operated since November 1, 2014. The fuel distribution and lease agreements have initial 10-year terms with 5-year renewal terms until the agreements are terminated as permitted in the agreements. The fuel distribution agreement provides the Partnership with a fixed mark-up per gallon ($0.06 in the case of the Nice N Easy sites) and the lease agreement is a triple net lease.

Revenues from fuel sales, cost of revenues from fuel sales and rent income amounted to $13.2 million, $12.8 million and $0.4 million in 2014, respectively. Amounts receivable from CST totaled $3.2 million at December 31, 2014, which included $2.2 million for fuel sales and $1.0 million as reimbursement for certain transaction costs associated with the sale of the General Partner.

Drop Down of Fuel Supply Interests

Pursuant to a Contribution Agreement (the “Contribution Agreement”), dated December 16, 2014, by and among the Partnership, CST and CST Services, on January 2, 2015, we completed the acquisition, effective January 1, 2015, of a 5% limited partner interest in CST Fuel Supply LP (“CST Fuel”) from CST Services in exchange for 1,497,946 newly issued common units representing limited partner interests in the Partnership.

CST Fuel owns 100% of the issued and outstanding membership interests in CST Marketing and Supply LLC (“CSTMS”), which is a party to a fuel supply agreement with a subsidiary of Valero Energy Corporation. The general partner of CST Fuel is CST USA, Inc., a wholly owned subsidiary of CST. CST will continue to indirectly own a 95% limited partner interest in CST Fuel.

Immediately prior to closing and effective January 1, 2015, CST Services, CSTMS and certain subsidiaries of CST Services (“Purchasers”) entered into a fuel distribution agreement (the “Fuel Distribution Agreement”), pursuant to which CSTMS, on an annual basis, sells and delivers to the Purchasers, and the Purchasers purchase, for at least 10 years no less than 1.57 billion gallons of branded and unbranded motor fuels at a fixed net margin of $0.05 per gallon for resale at retail sites operated by such Purchasers.

The terms of the Contribution Agreement and Fuel Distribution Agreement were approved by the independent conflicts committee of the board of directors of the General Partner. The conflicts committee retained independent legal and financial advisors to assist in evaluating and negotiating the transaction. In approving the transaction, the conflicts committee based its decisions in part on an opinion from its independent financial advisor that the consideration to be paid by the Partnership is fair to the unaffiliated common unitholders of the Partnership from a financial point of view.

Agreements with DMI and its Affiliates and LGO

On October 30, 2012, in connection with the closing of our IPO, we entered into certain agreements with DMI, its affiliates and LGO as described in more detail below.

Original Omnibus Agreement

On October 30, 2012, in connection with the closing of our initial public offering, we and our General Partner entered into an omnibus agreement with DMI, LGO, and for limited purposes, Mr. Topper (the “Original Omnibus Agreement”). The Original Omnibus Agreement provided for management services previously provided by DMI on substantially the same terms and conditions as are applicable to CST under the Amended Omnibus Agreement.

Environmental Indemnification by DMI. Pursuant to the Original Omnibus Agreement, DMI is required to indemnify us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence at our predecessor’s sites prior to the closing of our initial public offering. DMI is the beneficiary of escrow accounts created to cover the cost to remediate certain environmental conditions. In addition, DMI maintains insurance policies to cover environmental liabilities and/or, where available, participates in state programs that may also assist in funding the costs of environmental investigation and remediation.

Under the Original Omnibus Agreement, DMI is required to name us as an additional insured under its environmental insurance policies, except for certain remediation cost containment policies. As an additional insured under these insurance policies, we have the right to directly seek coverage from the insurance companies for claims under these policies. To the extent DMI or its successors fail to do so, we have the right under the Original Omnibus Agreement to compel DMI or its successors to access the escrow accounts and/or its remediation cost containment policies for purposes of covering the costs to satisfy its indemnification obligations under the Original Omnibus Agreement.

Environmental Indemnification of DMI. Other than with respect to liabilities resulting from DMI’s bad faith or willful misconduct, we are required to indemnify DMI for any costs or expenses it incurs in connection with environmental liabilities and third-party claims that are based on environmental conditions that arise at our sites following the closing of our initial public offering. We maintain insurance policies with insurers in amounts and with coverage and deductibles as our General Partner believes are reasonable and prudent to cover environmental liabilities and third-party claims that are based on environmental conditions that arise at our sites following the closing of our initial public offering. However, we cannot assure you that this insurance is adequate to protect us from all material expenses related to potential environmental liabilities or that these levels of insurance are available in the future at economical prices. Under the Original Omnibus Agreement, we are required, where permitted under our insurance policies, to name DMI as an additional insured under these policies.

Tax Indemnification by DMI. Pursuant to the Original Omnibus Agreement, DMI is required to indemnify us for any costs or expenses that we incur for federal, state and local income tax liabilities attributable to the ownership and operation prior to the closing of our initial public offering of the assets and subsidiaries that were contributed to us in connection with our initial public offering, excluding any federal, state and local income taxes reserved for in our financial statements in connection therewith. This indemnification obligation survives until the 60th day following the expiration of the applicable statute of limitations.

Title Indemnification by DMI. Pursuant to the Original Omnibus Agreement, DMI is required to indemnify us for any costs or expenses that we incur for losses resulting from defects in title to the assets contributed or sold to us in connection with the transactions entered into in connection with our initial public offering and any failure to obtain, prior to the time they were contributed to us, certain consents and permits necessary to conduct our business.

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

Because this was a transaction between entities under common control, the Partnership derecognized the assets and liabilities associated with the wholesale fuel supply contracts and leases and recognized the approximate $2.3 million excess of the purchase price over the net book value of the net assets divested as a contribution to partners’ capital on October 1, 2014.

Wholesale Fuel Supply Agreement with LGO

In connection with the IPO, the Partnership and LGO entered into a PMPA Franchise Agreement pursuant to which the Partnership is the exclusive distributor of motor fuel to all sites operated by LGO for a period of 15 years. We have the right to impose the brand of fuel that is distributed to LGO. There are no minimum volume requirements that LGO is required to satisfy. We charged LGO the “dealer tank wagon” prices for each grade of product in effect at the time title to the product passes to LGO. The conflicts committee of our General Partner shall, no less than annually, review the DTW prices charged to LGO to ensure that the prices are not below reasonable market rates charged to similarly situated or otherwise comparable third-party sites over a representative period of time. We have a right of first refusal in connection with any proposed transfer by LGO of its interest in the wholesale supply agreement. The wholesale supply agreement contains cross-default provisions with each lease agreement with LGO.

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

Revenues from fuel sales to LGO amounted to $676.2 million in 2014.

Lease Agreement with LGO

We have entered into lease agreements with LGO pursuant to which LGO, as applicable, leases or subleases from us sites in order to operate the retail operations at our sites. The terms of the each lease agreements are typically 15 years and LGO has the right under the lease agreements to extend each lease for two additional five-year terms. The leases with LGO are typically modified triple-net leases under which LGO is responsible for all expenses that arise from the use of the site, including, but not limited to, taxes, insurance, maintenance and repair costs, other than expenses related to the maintenance, repair and replacement of the underground storage tanks. We typically have the right to terminate leases with LGO upon providing LGO with 180 days prior written notice and reimbursing LGO for all unamortized capital expenses incurred by LGO in connection with the leased site. The leases typically contain cross-default provisions with the wholesale supply agreement and each other lease agreement with LGO. The rent under these leases, and any additional leases, may be less favorable to us than the terms that we could have obtained from unaffiliated third parties. In addition, for a site we sub-lease to LGO, the rent we receive from LGO may not be sufficient to cover our annual lease obligations for this site.

On May 28, 2014, we entered into a Master Lease Agreement (the “Lease”) with LGO, with an effective date of June 1, 2014 which consolidated all of the individual leases then in effect into a single master lease. The terms and conditions of the Lease are substantially identical to the existing individual leases except as follows: our right to terminate each lease was deleted, and in its place, each party has the right to either sever, in the case of LGO, up to 7.0% of the leased premises each year, or recapture, in the case of the Partnership, up to 5.0% of the leased premises each year from the Lease at any time prior to the fifth anniversary of the commencement date (as defined) for such leased premises. Each party’s right is cumulative in that if a party does not sever or recapture, as applicable, the full amount of leased premises for which it has rights, then the non-utilized amount may be carried forward into subsequent years. The Lease was approved by the former conflicts committee of the General Partner of the Partnership.

Rent income from LGO amounted to $20.4 million for 2014.

Lease and Supply Agreements with other Related Parties

The Partnership sells motor fuel and leases property to a related party owned by a relative of the Chief Executive Officer and President of the General Partner. Total revenues amounted to $75.8 million for 2014. Accounts receivable amounted to $0.4 million at December 31, 2014.

The Partnership and the Predecessor Entity lease certain motor fuel stations from related parties under cancelable operating leases. Rent expense under these agreements was $1.1 million for 2014.

Maintenance and Environmental Costs

On December 31, 2012, Mr. Topper purchased Synergy Environmental Inc. (“Synergy”). Prior to the purchase, Synergy served as the Predecessor Entity’s independent environmental consultants. Synergy continues to provide environmental consulting as well as certain maintenance services to the Partnership. The purchase of Synergy was approved by the conflicts committee of the board of directors of the General Partner. The Partnership incurred $1.1 million of costs with Synergy in 2014. Future annual costs for the Partnership will be dependent on the nature and extent of the maintenance and environmental consulting services performed (for example, our future acquisition activity).

Aircraft Usage

The Partnership uses aircraft owned by a group of individuals that includes the CEO and another member of the board of directors of the General Partner, as approved by the disinterested members of the conflicts committee of the board of directors of the General Partner. The Partnership incurred $0.3 million for the use of these aircraft in 2014.

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

Director Independence

For a discussion of the independence of the board of directors of our General Partner, please see “Item 10. Directors, Executive Officers and Corporate Governance—Management.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee of the board of directors of our General Partner selected Grant Thornton LLP, or Grant Thornton, an independent registered public accounting firm, to audit our consolidated financial statements for the year ended December 31, 2014. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to this Annual Report on Form 10-K for the year ended December 31, 2014 were approved by the audit committee.

The following table summarizes the aggregate Grant Thornton fees that were allocated to us for independent auditing, tax and related services for each of the last two fiscal years (in thousands):

	2014	2013
Audit fees (1)	$1,346.5	$910.6
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$1,346.5	$910.6

(1)	Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. In 2014 and 2013, Grant Thornton provided services related to our equity offerings. In 2013, Grant Thornton also provided services related to our S-3 shelf registration statement.
(2)	Audit-related fees represent amounts billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews.
(3)	Tax fees represent amounts billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice and tax planning.
(4)	All other fees represent amounts billed in each of the years presented for services not classifiable under the other categories listed in the table above. No such services were rendered by Grant Thornton during 2013.

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

CROSSAMERICA PARTNERS LP

	By:	CROSSAMERICA GP LLC, its General Partner

February 27, 2015	By:	/S/ JOSEPH V. TOPPER, JR.
	Name:	Joseph V. Topper, Jr.
	Title:	Chief Executive Officer and President (On behalf of the registrant, and in the capacity of principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2015.

Signature	Title

/S/ KIMBERLY S. LUBEL Kimberly S. Lubel	Chairman of the Board of Directors

/S/ JOSEPH V. TOPPER, JR. Joseph V. Topper, Jr.	Chief Executive Officer and President (Principal Executive Officer)

/S/ MARK L. MILLER Mark L. Miller	Chief Financial Officer (Principal Financial Officer)

/S/ DAVID A. SHEAFFER David A. Sheaffer	Chief Accounting Officer (Principal Accounting Officer)

/S/ GENE EDWARDS Gene Edwards	Director

/S/ JUSTIN A. GANNON Justin A. Gannon	Director

/S/ CLAYTON E. KILLINGER Clayton E. Killinger	Director

/S/ STEPHAN F. MOTZ Stephan F. Motz	Director

/S/ JOHN B. REILLY, III John B. Reilly, III	Director

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2014 and 2013	F-4

Consolidated Statements of Operations for CrossAmerica Partners LP for the Years Ended December  31, 2014 and 2013 and the Period from October 31, 2012 to December 31, 2012, and Combined Statement of Operations for Lehigh Gas Entities (Predecessor) for the Period from January 1, 2012 to October 30, 2012

F-5

Consolidated Statements of Partners’ Capital and Comprehensive Income for CrossAmerica Partners LP for the Years Ended December 31, 2014 and 2013 and for the Period from October 31, 2012 to December 31, 2012

F-6

Combined Statement of Owners’ Deficit and Comprehensive Loss for Lehigh Gas Entities (Predecessor) for the Period from January 1, 2012 to October 30, 2012	F-7

Consolidated Statements of Cash Flows for CrossAmerica Partners LP for the Years Ended December  31, 2014 and 2013 and the Period from October 31, 2012 to December 31, 2012, and Combined Statement of Cash Flows for Lehigh Gas Entities (Predecessor) for the Period from January 1, 2012 to October 30, 2012

F-8

Notes to Consolidated and Combined Financial Statements	F-9

Financial Statement Schedule—Schedule II	F-56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Grant Thornton LLP 2001 Market Street Two Commerce Square, 7th Floor Philadelphia, PA 19103 T 215.561.4200 F 215.561.1066 www.GrantThornton.com

Board of Directors

General Partner and Limited Partners of Cross America Partners LP

We have audited the accompanying consolidated balance sheets of Cross America Partners LP (a Delaware Limited Partnership) (formerly Lehigh Gas Partners LP) and subsidiaries (the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in partners’ capital and comprehensive income, cash flows for the years ended December 31, 2014 and 2013 and the period October 31, 2012 to December 31, 2012. We have also audited the accompanying combined statements of operations, owner’s deficit, and cash flows for Lehigh Gas Entities and affiliated entities under common control (collectively “Predecessor Entity”) for the period from January 1, 2012 to October 30, 2012. Our audits of the basic consolidated and combined financial statements include the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s and Predecessor Entity’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cross America Partners LP and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years ended December 31, 2014 and 2013 and the period from October 31, 2012 to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, the combined financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows for Lehigh Gas Entities and affiliated entities under common control for the period from January 1, 2012 to October 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated and combined financials statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

February 27, 2015

Grant Thornton LLP

U.S. member firm of Grant Thornton International Ltd

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Grant Thornton LLP 2001 Market Street Two Commerce Square, 7th Floor Philadelphia, PA 19103 T 215.561.4200 F 215.561.1066 www.GrantThornton.com
Board of Directors General Partner and Limited Partners of Lehigh Gas Partners LP

We have audited the internal control over financial reporting of Lehigh Gas Partners LP (a Delaware corporation) (formerly Lehigh Gas Partners LP) and subsidiaries (the “Partnership”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Partnership’s internal control over financial reporting does not include the internal control over financial reporting of Petroleum Marketers, Inc., a wholly-owned subsidiary, whose financial statements reflect total revenues and assets constituting 23.2% and 11.4% of the related consolidated financial statement amounts as of, and for the year ended, December 31, 2014, respectively. As indicated in Management’s report, Petroleum Marketers, Inc. was acquired during 2014. Management’s assertion on the effectiveness of the Partnership’s internal control over financial reporting excluded internal control over financial reporting of Petroleum Marketers, Inc.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2014, and our report dated February 27, 2015 expressed as an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

February 27, 2015

Grant Thornton LLP

U.S. member firm of Grant Thornton International Ltd

CrossAmerica Partners LP

Consolidated Balance Sheets

(Amounts in thousands, except unit data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$15,170	$4,115
Accounts receivable, less allowance for doubtful accounts of $754 and $136 at December 31, 2014 and 2013, respectively	23,435	7,342
Accounts receivable from related parties	14,897	16,558
Inventory	12,069	2,141
Environmental indemnification asset – current portion	372	477
Assets held for sale	2,584	1,328
Other current assets	7,597	3,535

Total current assets	76,124	35,496
Property and equipment, net	391,499	288,729
Intangible assets, net	77,780	47,005
Environmental indemnification asset – noncurrent portion	702	761
Deferred financing fees, net	6,881	5,743
Goodwill	40,328	9,324
Other assets	11,332	4,563

Total assets	$604,646	$391,621

Liabilities and equity
Current liabilities:
Long-term debt – current portion	$26,303	$51
Lease financing obligations – current portion	2,780	2,568
Accounts payable	33,575	20,567
Motor fuel taxes payable	10,042	7,186
Environmental liability – current portion	372	477
Accrued expenses and other current liabilities	20,961	8,008

Total current liabilities	94,033	38,857
Long-term debt	201,276	173,509
Lease financing obligations	60,008	64,364
Environmental liabilities	702	761
Deferred tax liabilities	23,692	4,957
Other liabilities	34,444	14,502

Total liabilities	414,155	296,950
Commitments and contingencies (Note 14)
Equity:
Limited Partners’ Interest
Common units—public (14,812,704 and 10,472,348 units issued and outstanding at December 31, 2014 and 2013, respectively)	326,139	211,544
Common units—affiliates (625,000 units issued and outstanding at December 31, 2014 and 2013)	(44,322)	(42,885)
Subordinated units—affiliates (7,525,000 units issued and outstanding at December 31, 2014 and 2013)	(91,295)	(73,988)
General Partner’s Interest	—	—

Total partners’ capital	190,522	94,671

Noncontrolling interests	(31)	—

Total equity	190,491	94,671

Total liabilities and equity	$604,646	$391,621

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

CrossAmerica Partners LP and Lehigh Gas Entities (Predecessor)

Consolidated and Combined Statements of Operations

(Amounts in thousands, except unit and per unit data)

	Consolidated CrossAmerica Partners LP Year Ended December 31, 2014	Consolidated CrossAmerica Partners LP Year Ended December 31, 2013	Consolidated CrossAmerica Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012
Revenues:
Revenues from fuel sales	$1,788,963	$877,685	$143,695	$846,735
Revenues from fuel sales to related parties	764,509	1,015,121	162,792	709,645
Revenues from food and merchandise sales	71,307	—	—	—
Rent income	21,764	15,518	1,950	10,075
Rent income from related parties	21,494	26,059	3,228	5,969
Other revenues	1,280	1,676	109	1,078

Total revenues	2,669,317	1,936,059	311,774	1,573,502
Costs and Expenses:
Cost of revenues from fuel sales	1,749,682	858,996	139,226	825,724
Cost of revenues from fuel sales to related parties	735,202	989,326	157,325	697,868
Cost of revenues from food and merchandise sales	53,709	—	—	—
Rent expense	19,051	15,509	2,045	9,563
Operating expenses	31,386	4,577	541	4,734
Depreciation and amortization	32,981	20,963	2,551	13,773
Selling, general and administrative expenses	40,319	16,558	9,676	9,811
Gains on sales of assets, net	(1,653)	(47)	(471)	(3,119)

Total costs and operating expenses	2,660,677	1,905,882	310,893	1,558,354

Operating income	8,640	30,177	881	15,148
Interest expense	(16,631)	(14,182)	(1,926)	(11,369)
Loss on extinguishment of debt	—	—	—	(571)
Other income, net	466	359	31	(403)

Income (loss) from continuing operations before income taxes	(7,525)	16,354	(1,014)	2,805
Income tax expense (benefit) from continuing operations	(1,354)	(1,716)	342	—

Income (loss) from continuing operations after income taxes	(6,171)	18,070	(1,356)	2,805
Income from discontinued operations	—	—	—	309

Net income (loss)	(6,171)	18,070	(1,356)	3,114
Net loss attributable to noncontrolling interests	(9)	—	—	—

Net income (loss) attributable to partners	$(6,162)	$18,070	$(1,356)	$3,114

Incentive distribution right holders’ interest in net income	$245	$—	$—	n/a
Limited partners’ interest in net income (loss)	$(6,407)	$18,070	$(1,356)
Net income (loss) per common and subordinated unit-basic	$(0.32)	$1.18	$(0.09)
Net income (loss) per common and subordinated unit-diluted	$(0.32)	$1.18	$(0.09)
Weighted average limited partners’ units outstanding
Common units—basic	12,402,938	7,731,471	7,525,000
Common units—diluted	12,402,938	7,780,357	7,525,000
Subordinated units—basic and diluted	7,525,000	7,525,000	7,525,000

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

CrossAmerica Partners LP

Consolidated Statements of Partners’ Capital and Comprehensive Income

(Amounts in thousands, except unit data)

	Limited Partners’ Interest
	Common Unitholders – Public		Common Unitholders – Affiliates		Subordinated Units – Affiliates		General Partner’s Interest	Incentive Distribution Rights	Noncontrolling Interest	Equity
	Units	Dollars	Units	Dollars	Units	Dollars	Dollars	Dollars	Dollars	Dollars
Initial capitalization upon formation of Partnership	—	$—	—	$1	—	$—	$—	$—	$—	$1
Contribution of certain assets, liabilities and equity interests from Predecessor	—	—	625,000	(5,604)	7,525,000	(67,471)	—	—	—	(73,075)
Proceeds from initial public offering and overallotment exercise, net of issuance costs	6,900,000	125,715	—	—	—	—	—	—	—	125,715
Net income and comprehensive income	—	(622)	—	(56)	—	(678)	—	—	—	(1,356)
Distributions paid	—	—	—	(36,740)	—	—	—	—	—	(36,740)

Balance at December 31, 2013	6,900,000	$125,093	625,000	$(42,399)	7,525,000	$(68,149)	$—	$—	$—	$14,545
Equity-based director compensation	1,044	21	—	—	—	—	—	—	—	21
Issuance of units to affiliate for equity-based compensation	6,304	171	—	—	—	—	—	—	—	171
Payment to affiliate for Commission Sites (Note 1)	—	(1,608)	—	(146)	—	(1,754)	—	—	—	(3,508)
Proceeds of equity offering and overallotment exercise, net of issuance costs	3,565,000	91,370	—	—	—	—	—	—	—	91,370
Net income (loss) and comprehensive income (loss)	—	8,417	—	740	—	8,913	—	—	—	18,070
Distributions paid	—	(11,920)	—	(1,080)	—	(12,998)	—	—	—	(25,998)

Balance at December 31, 2013	10,472,348	$211,544	625,000	$(42,885)	7,525,000	$(73,988)	$—	$—	$—	$94,671
Equity-based director compensation	6,217	182	—	—	—	—	—	—	—	182
Vesting of incentive awards, net of units withheld for taxes	194,139	5,918	—	—	—	—	—	—	—	5,918
Proceeds of equity offering and overallotment exercise, net of issuance costs	4,140,000	135,032	—	—	—	—	—	—	—	135,032
Sale of wholesale fuel supply contracts and assignment of leases to DMI	—	1,494	—	64	—	764	—	—	—	2,322
Net income (loss) and comprehensive income (loss)	—	(3,787)	—	(201)	—	(2,419)	—	245	(9)	(6,171)
Distributions paid	—	(24,244)	—	(1,300)	—	(15,652)	—	(245)	(22)	(41,463)

Balance at December 31, 2014	14,812,704	$326,139	625,000	$(44,322)	7,525,000	$(91,295)	$—	$—	$(31)	$190,491

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

CrossAmerica Partners LP and Lehigh Gas Entities (Predecessor)

Consolidated and Combined Statements of Cash Flows

(Amounts in thousands)

	Consolidated CrossAmerica Partners LP Year Ended December 31, 2014	Consolidated CrossAmerica Partners LP Year Ended December 31, 2013	Consolidated CrossAmerica Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012
Cash Flows From Operating Activities
Net income (loss)	$(6,171)	$18,070	$(1,356)	$3,114
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,981	20,963	2,551	13,823
Accretion of interest on asset retirement obligations	359	50	4	334
Amortization of debt discount	—	—	—	642
Amortization of deferred financing fees	2,780	2,666	409	486
Amortization of below (above) market leases, net	236	96	(29)	(146)
Gains on change in fair value of derivative instruments	—	—	—	(354)
Loss on extinguishment of debt	—	—	—	571
Gains on sales of assets, net	(1,653)	(47)	(471)	(3,356)
Provision for losses on doubtful accounts	618	161	—	—
Equity-based incentive compensation expense	11,400	3,141	—	—
Equity-based director compensation expense	558	21	—	—
Deferred income taxes	(1,762)	(2,948)	—	—
Settlement of capital lease obligations (Note 11)	(393)	(214)	—	—
Changes in operating assets and liabilities, net of acquisitions	(10,422)	(12,337)	2,141	(10,956)

Net cash provided by operating activities	28,531	29,622	3,249	4,158
Cash Flows From Investing Activities
Proceeds from sale of property and equipment	3,504	2,210	3,704	4,012
Proceeds from divestiture of lubricants business	10,001	—	—	—
Proceeds from sale of wholesale fuel supply contracts and assignment of leases to DMI	5,700	—	—	—
Purchase of property and equipment	(13,972)	(6,959)	(260)	(1,729)
Principal payments received on notes receivable	2,179	64	10	690
Cash paid in connection with acquisitions, net of cash acquired	(163,562)	(42,334)	(75,523)	(500)

Net cash provided (used in) by investing activities	(156,150)	(47,019)	(72,069)	2,473
Cash Flows From Financing Activities
Proceeds (repayments) under the revolving credit facility	54,070	(37,442)	183,751	—
Proceeds from issuance of long-term debt	—	—	—	15,568
Repayment of long term debt	(51)	—	(182,911)	(20,673)
Repayment of lease financing obligations	(2,531)	(7,270)	(151)	(623)
Payment of deferred financing fees	(3,918)	(408)	(4,076)	(117)
Payment to affiliate for Commission Sites (Note 1)	—	(3,508)	—	—
Proceeds from issuance of common units, net	135,032	91,370	125,715	—
Distributions paid on common and subordinated units	(41,196)	(25,998)	(36,740)	—
Distributions paid to noncontrolling interests	(22)	—	—	—
Distributions paid to holders of incentive distribution rights	(245)	—	—	—
Advances to affiliates	(5,434)	(1,720)	—	—
Advances repaid by affiliates	2,969	1,720	—	2,532
Contributions from owners	—	—	—	3,746
Distributions to owners	—	—	—	(7,670)
Redemption of mandatorily redeemable preferred equity	—	—	(12,000)	—

Net cash provided by (used in) financing activities	138,674	16,744	73,588	(7,237)

Net increase (decrease) in cash and cash equivalents	11,055	(653)	4,768	(606)

Cash and Cash Equivalents
Beginning of period	4,115	4,768	—	2,082

End of period	$15,170	$4,115	$4,768	$1,476

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

CrossAmerica Partners LP and Lehigh Gas Entities (Predecessor)

Notes to the Consolidated and Combined Financial Statements

1. Organization and Basis of Presentation

The financial statements are comprised of CrossAmerica Partners LP (formerly Lehigh Gas Partners) (“the Partnership”) and its wholly-owned subsidiaries. The Partnership was formed in December 2011 by CrossAmerica GP LLC (formerly Lehigh Gas GP LLC), which is the general partner to the Partnership (the “General Partner”).

On May 11, 2012, the Partnership filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, which was declared effective on October 24, 2012, and on October 25, 2012, began trading on the New York Stock Exchange under the symbol “LGP” (NYSE:LGP). On October 30, 2012, the Partnership completed its initial public offering (the “IPO”).

References in these combined financial statements to the “Predecessor” or “Predecessor Entity” refer to the portion of the business of Dunne Manning Inc. (formerly Lehigh Gas Corporation) (“DMI”) and its subsidiaries and affiliates under common control that were contributed to the Partnership in connection with the IPO (the “Contributed Assets”). All of the Contributed Assets were recorded at historical cost as this transaction was considered to be a reorganization of entities under common control. The Partnership issued common units and subordinated units to the shareholders, or their assigns, of the Predecessor Entity in consideration of their transfer of the Contributed Assets to the Partnership.

Accordingly, the accompanying consolidated and combined financial statements are presented in accordance with requirements for predecessor financial statements, which include the financial results of both the Partnership and the Predecessor Entity. The results of operations contained in the consolidated financial statements for the Partnership include the years ended December 31, 2014 and 2013 and the period from October 31, 2012 through December 31, 2012. The results of operations contained in the combined financial statements for the Predecessor Entity include the period from January 1, 2012 through October 30, 2012. The consolidated balance sheet presents the financial position of the Partnership only as of December 31, 2014 and 2013.

Prior to September 1, 2013, the Partnership’s fuel sales represented wholesale distribution to the operators of the sites, who then resold the fuel to the end customer on a retail basis. On September 1, 2013, the Partnership assumed certain commission agreements and subleases from Lehigh Gas—Ohio, LLC, a related party (“LGO”) that resulted in the Partnership recording the retail sale of motor fuels to the end customer. See Note 20 for additional information. Further, as a result of the April 30, 2014 acquisition of Petroleum Marketers Incorporated (“PMI”) discussed in Note 4, the Partnership began operating convenience stores.

With the addition of the retail business described above, the Partnership engages in:

•	the wholesale distribution of motor fuels (generally using unrelated third party transportation service providers) to sub-wholesalers, independent dealers, lessee dealers, LGO and others;

•	the retail distribution of motor fuels to end customers at Commission Sites;

•	the owning or leasing of sites used in the retail distribution of motor fuels and, in turn, generating rent income from the lease or sublease of the sites to third parties or LGO; and

•	the operation of convenience stores and branded, quick-service restaurants (see “PMI Acquisition” in Note 4).

The audited consolidated financial statements include the accounts of the Partnership and all of its subsidiaries. The Partnership’s primary operations are conducted by the following consolidated wholly owned subsidiaries:

•	Lehigh Gas Wholesale LLC (“LGW”), which distributes motor fuels on a wholesale basis;

•	LGP Realty Holdings LP (“LGPR”), which functions as the property holding company of the Partnership; and

•	Lehigh Gas Wholesale Services, Inc. (“LGWS”), which owns and leases (or leases and sub-leases) real estate and personal property used in the retail distribution of motor fuels as well as provides maintenance and other services to lessee dealers and other customers (including LGO). LGWS also distributes motor fuels on a retail basis to end customers at the Commission Sites and, effective April 30, 2014, Petroleum Marketers, Inc. (“PMI”), a wholly-owned subsidiary of LGWS, operates convenience stores and branded quick-service restaurants.

LGO is an operator of motor fuel stations that purchases a significant portion of its motor fuel requirements from the Partnership on a wholesale basis in accordance with the PMPA Franchise Agreement between LGO and LGW, and then re-sells motor fuel on a retail basis. LGO also leases motor fuel stations from the Partnership. The financial results of LGO are not consolidated with those of the Partnership. For more information regarding the Partnership’s relationship with LGO, see Note 20.

Acquisition by CST of the General Partner Membership Interests

On October 1, 2014, CST Brands, Inc. (“CST”) completed the sale to CST of 100% of the membership interests in the Partnership’s General Partner from DMI, an entity wholly owned by the Topper Trust for which Joseph V. Topper, Jr. is the trustee (“GP Purchase”), and all of the membership interests in limited liability companies formed by trusts for which each of Mr. Topper and John B. Reilly, III serves as trustee, which limited liability companies own all of the incentive distribution rights (“IDRs”). CST is one of the largest independent retailers of motor fuels and convenience merchandise in North America.

The General Partner manages the operations and activities of the Partnership. The Partnership is managed and operated by the board of directors and executive officers of the General Partner. As a result of the acquisition of the General Partner, CST controls the General Partner and has the right to appoint all members of the board of directors of the General Partner.

Immediately following the GP Purchase, the Partnership changed its name from Lehigh Gas Partners LP to “CrossAmerica Partners LP” and began trading on the New York Stock Exchange under the symbol “CAPL” effective October 6, 2014.

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

Mr. Topper and CST Services LLC (“CST Services”) entered into an employment agreement dated as of October 1, 2014 (the “Topper Employment Agreement”), pursuant to which Mr. Topper was appointed as the Chief Executive Officer and President of the General Partner. The Topper Employment Agreement has a term of one year and will automatically renew for an additional one year term unless the parties agree otherwise or either party gives 60-day written notice prior to the end of the initial term. Mr. Topper’s base salary is $525,000 per year. He is eligible to receive a short-term incentive award equal to 75% of his base salary and an equity award equal to 200% of his base salary. Mr. Topper is entitled to participate in all employee benefit plans and programs generally available to similarly situated executives of the CST Services LLC (“CST Services”). CST Services may terminate Mr. Topper’s employment at any time for any reason.

Per the terms of the Topper Employment Agreement, Mr. Topper agrees that, during his employment and for a period equal to the greater of (i) the balance of his employment term and (ii) one year following termination for cause or his resignation without good reason (the “Restricted Period”), (x) he will not solicit or in any way be involved with any prior, current or prospective customer, client, consultant, broker or business partner of, or any person who had dealings with, CST Services or the Partnership and (y) he will not solicit for employment any person who is or was within the preceding six months an employee or consultant of CST Services or the Partnership. Per the terms of the Topper Employment Agreement, during the Restricted Period, Mr. Topper also agrees that he will not associate in any way with any business that at any time during the Restricted Period is engaged in the business of CST Services or the Partnership other than those activities and businesses that Mr. Topper controls as of October 1, 2014.

See Note 20 for additional discussion of the relationship with CST.

2. Initial Public Offering

On October 30, 2012, the Partnership completed its IPO of 6,000,000 common units at a price of $20.00 per unit, and on November 9, 2012, issued an additional 900,000 common units at a price of $20.00 per unit pursuant to the full exercise by the underwriters of their over-allotment option. The Partnership received net proceeds of $125.7 million from the sale, net of underwriting discounts and structuring fees and $2.6 million of IPO expenses. Of this amount, the proceeds from the over-allotment option of approximately $16.7 million were distributed to Joseph V. Topper Jr., the then Chairman of the Board of Directors and Chief Executive Officer of the General Partner of the Partnership, and to certain of Mr. Topper’s affiliates and family trusts, and to John B. Reilly, III, a member of the board of directors of the General Partner of the Partnership. The net proceeds retained by the Partnership were applied to (a) the repayment of approximately $57.8 million of indebtedness outstanding under the Credit Facility (see Note 10), which was drawn on and applied to the repayment in full of the indebtedness then outstanding under the Predecessor Entity’s prior credit facility; (b) the repayment in full of $14.3 million aggregate principal amount in outstanding mortgage notes; (c) the payment of $13.0 million (inclusive of a $1.0 million termination fee) to entities owned by adult children of Warren S. Kimber, Jr., a director of the General Partner, as consideration for the cancellation of mandatorily redeemable preferred equity of the Predecessor owned by these entities and to pay these entities for accrued but unpaid dividends on the mandatorily redeemable preferred equity of $0.5 million; (d) the distribution of an aggregate of $20.0 million to certain of the Topper Group Parties (as defined herein) as reimbursement for certain capital expenditures made by the Topper Group Parties with respect to the assets they contributed, and/or consideration for the purchase of all of the assets of one or more of the entities contributed to the Partnership in connection with the IPO.

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

Business Combinations

The Partnership accounts for business combinations in accordance with the guidance under Accounting Standards Codification (“ASC”) 805, “Business Combinations.” Acquisitions of assets or entities that include inputs and processes and have the ability to create outputs are accounted for as business combinations. The purchase price is recorded for assets acquired and liabilities assumed based on fair value. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired is recorded as goodwill. The income statement includes the results of operations for each acquisition from their respective date of acquisition.

Segment Reporting

The Partnership presents its segment reporting in accordance with ASC 280, “Segment Reporting.” Effective September 1, 2013, the Partnership engages in both the wholesale and retail distribution of motor fuels, primarily gasoline and diesel fuel. Further, effective with the PMI acquisition, the Partnership also engages in the retail operation of convenience stores and branded quick-service restaurants. Given these changes, the Partnership is deemed to conduct its business in two segments: 1) the wholesale segment and 2) the retail segment. The class of customer and gross margins are sufficiently different between these two businesses to warrant two reportable segments. See Note 21 for additional information.

Prior to September 1, 2013, the Partnership operated in one operating segment – the distribution of motor fuels, consisting of gasoline and diesel fuel, and to own and lease real estate used in the distribution of motor fuels, with a single management team that reports to the Chief Executive Officer, who is the chief operating decision maker. Accordingly, the Partnership did not prepare discrete financial information with respect to separate product lines or by site and did not have separately reportable segments.

Revenue Recognition

Revenues from wholesale fuel sales are recognized when fuel is delivered to the customer. Revenues from retail fuel sales are recognized when fuel is sold to the customer. Substantially all revenues from fuel sales are from sales of gasoline, with the remainder comprised of diesel and other products.

Revenues from leasing arrangements in which the Partnership is the lessor are recognized ratably over the term of the underlying lease. Renewals are not assumed unless reasonably assured.

Revenues from retail food and merchandise sales are recognized net of applicable provisions for discounts and allowances upon delivery, generally at the point of sale.

Motor Fuel Taxes

LGW collects motor fuel taxes, which consist of various pass through taxes collected from customers on behalf of taxing authorities, and remits such taxes directly to those taxing authorities. LGW’s accounting policy is to exclude the taxes collected and remitted from wholesale revenues and cost of sales and account for them as liabilities. LGWS’s retail sales and cost of sales include motor fuel taxes as the taxes are included in the cost paid for motor fuel and LGWS has no direct responsibility to collect or remit such taxes to the taxing authorities.

Cost of Sales

The Partnership includes in cost of revenues from fuel sales all costs incurred to acquire fuel, including the costs of purchasing and transporting inventory prior to delivery to customers. Cost of revenues from fuel sales does not include any depreciation of property and equipment; rather, depreciation is separately classified in the income statement. Total cost of revenues from fuel sales of suppliers who accounted for 10% or more of total cost of revenues from fuel sales for the periods presented are as follows:

	Consolidated CrossAmerica Partners LP For the Year Ended December 31, 2014	Consolidated CrossAmerica Partners LP For the Year Ended December 31, 2013	Consolidated CrossAmerica Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012
ExxonMobil	38%	43%	44%	41%
BP Products	29%	25%	27%	27%
Motiva Enterprises	21%	15%	14%	19%

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

Accounts Receivable

Accounts receivable primarily result from the sales of motor fuels and rental fees for sites to customers. The majority of the Partnership’s accounts receivable relate to its motor fuel sales that can generally be described as high volume and low margin activities. Credit is extended to a customer based on an evaluation of the customer’s financial condition. In certain circumstances collateral may be required from the customer. Receivables are recorded at face value, without interest or discount.

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

Food and merchandise inventory is valued at the lower of average cost or market using the first-in, first-out method.

Property and Equipment

Property and equipment is recorded at cost. Property and equipment acquired through a business combination is recorded at fair value. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets, including: 10 to 20 years for buildings and improvements and 5 to 30 years for equipment. Amortization of leasehold improvements is based upon the shorter of the remaining terms of the leases including renewal periods that are reasonably assured, or the estimated useful lives, which generally range from 7 to 10 years.

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

Asset Impairment

The Partnership reviews long-lived assets, including property and equipment and intangible assets other than goodwill, for impairment when events or changes in circumstances indicate the carrying amount of the long-lived asset (group) might not be recoverable in accordance with ASC 360, “Property Plant and Equipment.” Such events and circumstances include, among other factors: operating losses; market value declines; changes in the expected physical life of an asset; changes in business plans or those of major customers, suppliers or other business partners; changes in competition and competitive practices; uncertainties associated with the U.S. and world economies; changes in the expected level of capital, operating or environmental remediation expenditures; and changes in governmental regulations or actions. The impairment evaluation is initially based on the projected undiscounted cash flows of the asset (group), including residual value upon eventual disposition. If the projected undiscounted cash flows of the asset (group) are less than its carrying value, the impairment loss is measured by comparing the present value of the future cash flows associated with the asset (group) to its carrying value and is recorded at that time.

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

The Partnership has defined its reporting units as its reportable segments. The Partnership performed its annual impairment test of goodwill at December 31. The Partnership utilized qualitative factors, such as macroeconomic factors, industry and market considerations, cost factors, overall financial performance and other relevant entity specific events, in their qualitative assessment of the goodwill for their reporting units. Based on that analysis, the Partnership concluded that it was more likely than not that the fair value of each of its reporting units exceeds its carrying value.

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

Asset Retirement Obligations

Prior to the GP Purchase, we recorded asset retirement obligations related to the removal of underground storage tanks when 1) the site was being sold and removing the tank was a condition of the sale; or 2) the lessor could require us to remove the tanks at the end of the lease.

On October 1, 2014, concurrent with the GP Purchase and in an effort to conform operating and accounting policies, we recorded a liability, which is referred to as an asset retirement obligation, at fair value for the estimated cost to remove underground storage tanks (“USTs”) used to store motor fuel at owned and leased retail sites at the time we incur that liability, which is generally when the UST is installed. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset. We depreciate the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the estimated remaining life of the UST. Accretion expense is reflected in depreciation, amortization and accretion expense. We base our estimates of the anticipated future costs for removal of a UST on our prior experience with removal. Removal costs include the cost to remove the USTs and may include soil remediation costs resulting from the spillage of small quantities of motor fuel in the normal operations of our business and other miscellaneous costs. We review our assumptions for computing the estimated liability for the removal of USTs on an annual basis. Any change in estimated cash flows is reflected as an adjustment to the liability and the associated asset.

Equity-Based Compensation

In connection with the IPO, the Partnership adopted the Lehigh Gas Partners LP 2012 Incentive Award Plan under which various types of awards may be granted to employees, consultants and directors of the General Partner or its affiliates who provide services to the Partnership. Since the Partnership grants awards to employees of DMI, the grants are measured at fair value at each balance sheet reporting date based on the fair market value of the Partnership’s common units, and the cumulative compensation cost related to that portion of the awards that have vested is recognized ratably over the vesting term and classified within selling, general and administrative expenses. The liability for the future grant of common units is included in accrued expenses and other current liabilities on the balance sheet.

If there are any modifications of the equity incentive compensation award after the date of grant, regardless of whether the vesting settlement is in common units or cash, the Partnership may be required to accelerate any remaining unearned equity incentive compensation expense or record additional equity incentive compensation expense.

Income Taxes

The Partnership’s wholly owned taxable subsidiaries recognize deferred income tax assets and liabilities for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis.

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

Likewise, income tax attributable to the Partnership’s earnings and losses, excluding the earnings and losses of its wholly owned taxable subsidiaries, are assessed at the individual level of the unitholder. Accordingly, the Partnership does not record a provision for income taxes other than for those earnings and losses generated or incurred by its wholly owned taxable subsidiaries.

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

There is frequently significant continuing involvement as the Partnership may supply fuel to the site after selling the site. Such sites would not be considered discontinued operations prior to the adoption of new accounting guidance adopted January 1, 2014 (see below). Assuming no significant continuing involvement, both a site classified as held for sale and a sold site are considered a discontinued operation. Sites classified as discontinued operations are reclassified as such in the income statement for all periods presented. Cash flows from discontinued operations have not been segregated in the statements of cash flows.

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

The Partnership disposes of individual sites or groups of sites from time to time that generally do not represent a strategic shift and generally do not have a major effect on operations or financial results. As a result of this new guidance, these disposals will generally not meet the criteria for recognition as a discontinued operation. The Partnership early adopted this guidance on a prospective basis effective January 1, 2014.

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

Consolidation

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendment simplifies the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The Partnership does not expect the ASU to impact how it currently consolidates its legal entities. The amendments in this ASU will be effective for periods beginning after December 15, 2015, for public companies. The Partnership plans to apply the amendment to annual and interim periods beginning on January 1, 2016.

Pushdown Accounting

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU apply to the separate financial statements of an acquired entity and its subsidiaries upon the occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs, or in a subsequent reporting period to the acquired entity’s most recent change-in-control event. The amendments in this ASU are effective on November 18, 2014. After the effective date, the Partnership can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. CST has elected not to apply pushdown accounting at this time, but may elect to apply pushdown accounting in future periods.

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

With respect to the acquisitions discussed below (other than the Express Lane acquisition), the Partnership concluded the historical balance sheet and operating information concerning these acquisitions would not be meaningful to investors as the Partnership fundamentally changed the nature of the revenue producing assets acquired from the manner in which they were used by the sellers. Thus, other than for the Express Lane and PMI acquisitions, the Partnership did not present pro forma revenues and net income as it was determined that presenting such financial information regarding such acquisitions may mislead investors.

Acquisition costs incurred during 2014, 2013 and the period from October 31, 2012 through December 31, 2012 were $7.5 million, $1.2 million, and $0.8 million, respectively. Acquisition costs incurred by the Predecessor during the period January 1, 2012 through October 30, 2012 were $0.5 million. Such costs are included in selling, general and administrative expenses.

Nice N Easy Acquisition

CST and the Partnership entered into an agreement to purchase, effective November 1, 2014, the convenience store assets, franchisor rights and associated trademarks of Nice N Easy Grocery Shoppes (“Nice N Easy”). Nice N Easy operates corporate and franchise stores in central New York with a concentration in the Syracuse, New York region. Effective on November 1, 2014, CST assigned the rights to acquire the real property and underground storage tanks relating to 23 fee sites of Nice N Easy to LGWS and the fuel distribution agreements with respect to 25 Nice N Easy operated sites to LGW (collectively, the “Assignment”), for aggregate cash consideration of $65 million. The Partnership funded its portion of the acquisition with borrowings under its credit facility. CST purchased the working capital, convenience store operations and franchise operations.

The conflicts committee approved the original allocation of the purchase price between CST and the Partnership and subsequently approved an adjustment to the allocation of the purchase price so that the aggregate purchase price paid by the Partnership was $53.8 million, resulting in a payment in December 2014 of approximately $11.4 million from CST to the Partnership. In approving the transaction, the conflicts committee based its decisions in part on an opinion from its independent financial advisor that the consideration to be paid by the Partnership is fair to the unaffiliated common unitholders of the Partnership from a financial point of view.

LGWS leases the acquired real estate to a subsidiary of CST, which will operate the sites. In addition, LGW distributes fuel to a subsidiary of CST that operates the acquired sites pursuant to a wholesale fuel distribution agreement. See Note 20 for additional discussion of the lease and wholesale fuel distribution agreements.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Preliminary Purchase Price Allocation
Other current assets	$220
Property and equipment	33,000
Other assets	4,015

Net identifiable assets	37,235
Goodwill	16,585

Net assets	$53,820

The above estimated fair values of assets and liabilities acquired are provisional and based on information that was available as of the acquisition date, including the allocation of the purchase price between CST and the Partnership. The Partnership believes the information provides a reasonable basis for estimating the fair values. The purchase price allocation is preliminary pending a final valuation of the assets and liabilities, including a final valuation of property and equipment, intangible assets and the impact of income taxes. Thus, the provisional measurements of estimated fair value reflected are subject to change, and such change could be significant. The Partnership expects to finalize the valuation and complete the accounting for the transaction as soon as practicable, but no later than one year from the acquisition date.

The fair value of land, buildings, and equipment was based on a cost approach, with the fair value of an asset estimated by reference to the replacement cost to obtain a substitute asset of comparable features and functionality, and is the amount a willing market participant would pay for such an asset, taking into consideration the asset condition as well as any physical deterioration, functional obsolescence, and/or economic obsolescence. The buildings and equipment are being depreciated on a straight-line basis, with estimated useful lives of 20 years for buildings and underground storage tanks.

Other assets consists of net deferred tax assets associated with the difference between the book and tax bases of the net assets acquired.

A substantial portion of the goodwill represents the value that would have been allocated to wholesale fuel distribution rights. However, because the wholesale fuel distribution rights have been acquired as a result of CST assigning them to the Partnership and we are entities under common control, this intangible is not permitted to be recognized and so the residual value has been allocated to goodwill.

Aggregate incremental revenues since the closing of the Nice N Easy acquisition included in the Partnership’s statement of operations were $13.6 million for 2014.

PMI Acquisition

On April 28, 2014, the Partnership exercised an option (the “Option”) to purchase 100% of the membership interests of Pinehurst Petroleum, LLC (“Pinehurst”) from Joseph L. Smith III and John A. Kopfer, Jr. (collectively, “Smith/Kopfer”) for $4.0 million. Pinehurst’s sole asset was an Agreement and Plan of Merger among Pinehurst, PMI Merger Sub, Inc., a wholly-owned subsidiary of Pinehurst (“Sub”), Petroleum Marketers, Incorporated, (“PMI”), Petroleum Marketers, Incorporated Employee Stock Ownership Trust and Ronald R. Hare, in his capacity as representative (the “Merger Agreement”), pursuant to which Pinehurst agreed to acquire all of the shares of PMI for $73.5 million inclusive of an adjustment for working capital, through the merger (the “Merger”) of Sub and PMI. Under the terms of the Merger Agreement, the stockholders of PMI agreed to escrow $5.0 million for 25 months after the closing date of the Merger to secure the indemnity provisions contained in the Merger Agreement for the benefit of Pinehurst. The transaction was funded with borrowings under the credit facility. On April 30, 2014, pursuant to the Option, the Partnership purchased all of the equity interests of Pinehurst ($1.0 million of the consideration has been included in accrued expenses and other current liabilities at December 31, 2014). Subsequent to such purchase, the Merger became effective and, as a result, the Partnership became the owner of PMI.

PMI operates two primary lines of business: convenience stores and petroleum products distribution. In its convenience store business, PMI operates 87 convenience stores and nine co-located branded quick service restaurants located in Virginia and West Virginia. PMI also leases 7 sites to lessee dealers. The convenience stores distribute primarily branded fuel and operate under PMI’s own proprietary convenience store brand, “Stop in Food Stores.” The petroleum products business distributes motor fuels and other petroleum products to customers throughout Virginia, West Virginia, Tennessee and North Carolina. The acquisition augmented the Partnership’s presence in Virginia and complements the existing Tennessee operations.

In accordance with the Merger Agreement, the Partnership accrued $3.2 million payable to the sellers for the tax benefit received from the termination and payment of PMI’s non-qualified retirement plans. Such payment was accounted for as part of the purchase price.

On May 1, 2014, immediately subsequent to the effectiveness of the Merger, the Partnership caused PMI to divest its lubricants business (the “Lubricants Business”) to Zimri Holdings, LLC (“Zimri”), an entity owned by Smith/Kopfer, for the sum of $14.0 million pursuant to an Asset Purchase Agreement (the “APA”) between PMI and Zimri. A trust controlled by Joseph V. Topper, Jr., Chairman and CEO of the General Partner, financed the purchase of the Lubricants Business by Zimri pursuant to a loan to Zimri. The financing by Mr. Topper’s trust was approved by the former conflicts committee of the board of directors of the General Partner. In 2014, the trust that financed the purchase acquired the Lubricants Business.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date, the fair value of the net assets divested as part of the Lubricants Business and the preliminary fair values of the assets acquired and liabilities assumed net of the divestiture (in thousands):

	Preliminary Purchase Price Allocation	Cumulative Adjustments	Adjusted Preliminary Purchase Price Allocation	Divestiture of Lubricants Business	Adjusted Preliminary Purchase Price Allocation net of Divestiture
Accounts receivable	$21,368	$—	$21,368	$2,038	$19,330
Inventory	19,040	—	19,040	6,157	12,883
Other current assets	2,903	—	2,903	5	2,898
Property and equipment	48,770	4,022	52,792	4,437	48,355
Intangible assets	15,000	13,671	28,671	—	28,671
Other noncurrent assets	210	—	210	—	210

Total identifiable assets	107,291	17,693	124,984	12,637	112,347
Accounts payable	36,310	—	36,310	2,864	33,446
Motor fuel taxes payable	303	—	303	—	303
Accrued expenses and other current liabilities	2,371	3,184	5,555	—	5,555
Deferred tax liabilities	18,787	6,606	25,393	—	25,393
Other noncurrent liabilities	—	2,530	2,530	—	2,530

Net identifiable assets	49,520	5,373	54,893	9,773	45,120
Goodwill	23,996	(5,373)	18,623	4,227	14,396

Net assets	$73,516	$—	$73,516	$14,000	$59,516

During 2014, the Partnership increased the value ascribed to property and equipment, intangible assets, above market lease liabilities and recorded the liability to the sellers related to the tax benefit associated with the termination and payment of the non-qualified retirement plans discussed previously.

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

The $7.7 million fair value of the wholesale fuel distribution rights was based on an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the wholesale fuel distribution rights over their estimated remaining useful life, using probability-weighted cash flows, using discount rates considered appropriate given the inherent risks associated with this type of transaction. Management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel distribution rights are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.

The $15.2 million fair value of the wholesale fuel supply agreements was based on an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the wholesale fuel supply agreements over their estimated remaining useful life, using probability-weighted cash flows, generally assumed to extend through the term of the wholesale fuel supply contracts, and using discount rates considered appropriate given the inherent risks associated with this type of agreement. Management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel supply agreements are being amortized on an accelerated basis over an estimated useful life of approximately 10 years.

The $5.0 million fair value of the discount related to lease agreements with below average market value and the $2.5 million fair value of the discount related to lease agreements with above average market value were based on an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the lease agreements over their estimated remaining useful life, generally assumed to extend through the term of the lease agreements, and using discount rates considered appropriate given the inherent risks associated with this type of agreement. The Partnership believes the level and timing of cash flows represent relevant market participant assumptions. The discount related to lease agreements with above/below average market value is being amortized on a straight-line basis over the term of the respective lease agreements, with an estimated weighted average useful life of 5 years.

The $0.9 million fair value of the trademark was based on an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the trademark.

Goodwill recorded is primarily attributable to the deferred tax liabilities arising from the application of purchase accounting.

Aggregate incremental revenues since the closing of the PMI acquisition included in the Partnership’s statement of operations were $620.0 million for 2014.

The following is unaudited pro forma information related to the PMI acquisition as if the transaction had occurred on January 1, 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Total revenues	$2,936,109	$2,961,737
Net income	(7,914)	13,687

Atlas Acquisition

On May 19, 2014, the Partnership completed its acquisition of 52 wholesale supply contracts, one sub-wholesaler contract, nine fee sites, six leasehold sites and certain other assets from affiliates of Atlas Oil Company (“Atlas”) for $34.0 million. In addition, the Partnership acquired certain short-term notes receivable associated with the wholesale supply and commission marketing contracts for $5.2 million, bringing total consideration to $39.2 million, subject to closing adjustments. The transaction was funded by borrowings under the Partnership’s credit facility and $4.0 million of proceeds from the sale of the Lubricants Business that were directed to an escrow agent as part of an Internal Revenue Code Section 1031 like-kind exchange.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	Preliminary Purchase Price Allocation	Cumulative Adjustments	Adjusted Preliminary Purchase Price Allocation
Inventory	$280	$—	$280
Property and equipment	21,735	(2,775)	18,960
Intangible assets	15,043	2,782	17,825
Other noncurrent assets	5,170	368	5,538

Total identifiable assets	42,228	375	42,603
Accrued expenses and other current liabilities	1,111	77	1,188
Other noncurrent liabilities	932	1,260	2,192

Net assets	$40,185	$(962)	$39,223

During 2014, the Partnership increased the value ascribed to intangible assets, decreased the value ascribed to property and equipment and increased the value ascribed to above market lease liabilities.

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

The approximate $1.5 million fair value of the wholesale fuel distribution rights was based on an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the wholesale fuel distribution rights over their estimated remaining useful life, using probability-weighted cash flows, using discount rates considered appropriate given the inherent risks associated with this type of transaction. Management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel distribution rights are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.

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

Aggregate incremental revenues since the closing of the Atlas acquisition included in the Partnership’s statement of operations were $134.8 million for 2014.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Accounts receivable	$78
Inventory	56
Property and equipment	230
Notes receivable	437
Intangible assets	10,271

Total identifiable assets	11,072
Other liabilities	355

Net identifiable assets	10,717
Goodwill	23

Net assets acquired	$10,740

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Property and equipment	$33,560
Intangible assets	3,560

Total identifiable assets	37,120
Other liabilities	372

Net identifiable assets acquired	36,748
Goodwill	102

Net assets acquired	$36,850

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Property and equipment	$18,930
Intangible assets	2,370

Total identifiable assets	21,300
Other liabilities	273

Net identifiable assets acquired	21,027
Goodwill	98

Net assets acquired	$21,125

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Property and equipment	$22,800
Intangible assets	6,800

Total identifiable assets	29,600
Other liabilities	967

Net identifiable assets acquired	28,633
Goodwill	367

Net assets acquired	$29,000

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Net working capital	$1,720
Property and equipment	28,645
Intangible assets	19,700
Environmental indemnification asset	1,177

Total identifiable assets	51,242
Environmental liabilities	1,177
Other liabilities	9,566

Total identifiable liabilities	10,743

Net identifiable assets acquired	40,499
Goodwill	4,714

Net assets acquired	$45,213

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

5. Discontinued Operations and Assets Held for Sale

Discontinued Operations

As part of certain sale transactions, the Partnership may continue to distribute motor fuels on a wholesale basis to a divested site. In addition, the Partnership and Predecessor Entity may have the right to monitor and, if necessary, impose conditions on the operations of a divested site to ensure that the purchaser is complying with the terms and conditions of the franchise agreement covering such site. Accordingly, the Partnership and Predecessor Entity may have the ability to exert significant influence over the divested site and thus the Partnership and Predecessor Entity may have significant continuing involvement. Such sites were not deemed discontinued operations prior to the adoption of ASU 2014-08 on January 1, 2014.

The Predecessor Entity classifies sites as discontinued when operations and cash flows will be eliminated from ongoing operations and the Predecessor Entity will not retain any significant continuing involvement in the operations after the respective sale transactions. All of the operating results for these discontinued operations were removed from continuing operations and were presented separately as discontinued operations in the statements of operations. The notes to the financial statements were adjusted to exclude discontinued operations unless otherwise noted. The Partnership has no discontinued operations.

The following results are included in discontinued operations for the period January 1, 2012 to October 30, 2012 (in thousands):

Revenues:
Revenues from fuel sales	$4,132
Rent income	104

Total revenues	4,236
Costs and Expenses:
Cost of revenues from fuel sales	4,019
Operating expenses	49
Depreciation and amortization	50
Gain on sales of assets, net	(237)

Total costs and operating expenses	3,881

Operating income	355
Interest expense, net	(46)

Income from discontinued operations	$309

Assets Held for Sale

The Partnership classified five and two sites as held for sale at December 31, 2014 and 2013, respectively. These assets were classified as held for sale as they did not fit the Partnership’s strategy and are expected to be sold in 2015. In connection with the classification as held for sale, the Partnership recognized a loss of $0.3 million and $0.1 million for the year ended December 31, 2014 and 2013, respectively. The loss represents the impairment recognized to present the held-for-sale sites at the lower of cost or fair value, less costs to sell. The fair values, less costs to sell were determined based on negotiated amounts in agreements with unrelated third parties. Assets held for sale were as follows (in thousands):

	December 31, 2014	December 31, 2013
Property and equipment, at cost:
Land	$1,984	$932
Buildings and improvements	782	543
Equipment and other	464	299

Total property and equipment, at cost	3,230	1,774

Less accumulated depreciation	(646)	(446)

Net assets held for sale	$2,584	$1,328

6. Inventory

As a result of the PMI acquisition, the Partnership began recording food and merchandise inventory as well as motor fuel inventory at the sites it operates. Inventory consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Motor fuel inventory
Gasoline	$3,737	$1,901
Diesel	1,014	240
Other	489	—

Total motor fuel inventory	5,240	2,141
Food and merchandise inventory	6,829	—

Inventory	$12,069	$2,141

7. Property and Equipment

Property and equipment, net consisted of the following at (in thousands):

	December 31, 2014	December 31, 2013
Land	$153,181	$122,126
Buildings and improvements	176,839	124,479
Leasehold improvements	8,660	7,437
Equipment and other	111,285	76,236

Property and equipment in service, at cost	449,965	330,278
Accumulated depreciation and amortization	(63,339)	(43,808)

Property and equipment in service, net	386,626	286,470
Construction in progress	4,873	2,259

Property and equipment, net	$391,499	$288,729

Approximately $290.1 million of property and equipment, net was used for leasing purposes at December 31, 2014.

The Partnership is the lessee in certain sale-leaseback transactions for certain sites, and as the Partnership has continuing involvement in the underlying sites, or the lease agreement has a repurchase feature, the sale-leaseback arrangements are accounted for as lease financing obligations. The table above includes these sites, as well as certain leases accounted for as capital leases. These total cost and accumulated amortization of property and equipment recorded under sale-leaseback transactions and capital leases was $54.0 million and $12.5 million at December 31, 2014, and $52.6 million and $8.4 million at December 31, 2013, respectively. See Note 11 for further information.

Depreciation expense, including amortization of assets recorded under sale-leasebacks and capital lease obligations, was approximately $22.0 million, $16.5 million, $2.2 million, and $11.9 million for the years ended December 31, 2014 and 2013, the period from October 31, 2012 through December 31, 2012 and the period from January 1, 2012 through October 30, 2012, respectively.

In addition to the business combinations discussed in Note 4, the following asset purchases and divestitures occurred in 2014:

•	The Partnership sold four sites during 2014, resulting in a gain of $1.7 million.

•	In May 2013, the Partnership repurchased four sites in Ohio for $7.1 million. These sites were previously leased through sale-leaseback transactions that were accounted for as lease financing obligations with a remaining balance of $5.1 million. The $2.0 million difference between the purchase price and the remaining balance of the lease financing obligation was recorded as an increase to property and equipment.

•	In June 2013, the Partnership purchased two sites in Florida for $1.6 million, of which $0.6 million was paid in cash and the remaining balance was financed as a note payable. See Note 8 for additional details.

8. Goodwill and Intangible Assets

Changes in goodwill consisted of the following at (in thousands):

	Wholesale Segment		Retail Segment
	2014	2013	2014
Beginning balance	$9,324	$5,636	$—
Acquisitions	29,473	3,688	5,758
Divestitures	(4,227)	—	—

Ending balance	$34,570	$9,324	$5,758

No impairment losses have been recorded to goodwill. See Note 4 for additional information on the acquisitions. The amount of goodwill expected to be deductible for tax purposes was $5.7 million at December 31, 2014.

Intangible assets consist of the following (in thousands):

	December 31, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply agreements	$56,326	$(15,915)	$40,411	$25,736	$(9,059)	$16,677
Wholesale fuel distribution rights	31,803	(4,860)	26,943	26,180	(2,282)	23,898
Trademarks	1,484	(433)	1,051	634	(78)	556
Covenant not to compete	2,951	(776)	2,175	2,676	(253)	2,423
Below market leases	10,161	(2,961)	7,200	4,761	(1,310)	3,451

Total	$102,725	$(24,945)	$77,780	$59,987	$(12,982)	$47,005

See Note 4 for additional information on the acquisitions, which resulted in additional intangible assets being recorded in 2014.

The aggregate amortization expense, including amortization of above and below market lease intangible assets which is classified as rent expense, was approximately $11.3 million, $4.6 million, $0.3 million, and $1.9 million for 2014, 2013, the period October 31, 2012 through December 31, 2012 and the period January 1, 2012 through October 30, 2012, respectively.

The following represents expected amortization expense for the next five years, including amortization of above and below market lease intangible assets (in thousands):

2015	$7,775
2016	7,461
2017	6,991
2018	6,225
2019	5,294

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at (in thousands):

	December 31, 2014	December 31, 2013
Interest expense	$569	$444
Professional fees	1,243	1,365
Equity-based incentive compensation (Note 17)	4,994	3,141
Taxes other than income	3,410	1,169
Management fees payable to affiliate	188	139
Termination benefits (Note 17)	2,357	—
Acquisition costs	3,783	—
Other	4,417	1,750

Total accrued expenses and other current liabilities	$20,961	$8,008

10. Debt

Debt outstanding was as follows:

	December 31, 2014	December 31, 2013
Revolving credit facility	$200,400	$146,330
Financing associated with Rocky Top acquisition	26,250	26,250
Note payable	929	980

Total	227,579	173,560
Current portion—included in accrued expenses and other current liabilities	26,303	51

Total	$201,276	$173,509

The following represents principal payments due for the next five years (in thousands). The financing issued in connection with the Rocky Top acquisition was assumed to be payable in 2015 in its entirety (see further discussion below).

2015	$26,303
2016	55
2017	57
2018	764
2019	200,400

Total	$227,579

Credit Facility

In March 2014, the Partnership entered into an amended and restated credit agreement, which was amended and restated on September 30, 2014 (the “Credit Facility”). The Credit Facility is a senior secured revolving credit facility maturing on March 4, 2019, with a total borrowing capacity of $550.0 million, under which swing-line loans may be drawn up to $10.0 million and standby letters of credit may be issued up to an aggregate of $45.0 million. The Credit Facility may be increased, from time to time, upon the Partnership’s written request, subject to certain conditions, up to an additional $100.0 million. All obligations under the Credit Facility are secured by substantially all of the assets of the Partnership and its subsidiaries. The notional amount of availability at December 31, 2014, was $333.2 million. As a result of the composition of lenders changing with the March and September amendments, deferred financing costs of $0.7 million were written off during 2014.

Borrowings under the Credit Facility bear interest, at the Partnership’s option, at (1) a rate equal to the London Interbank Offering Rate (“LIBOR”), for interest periods of one week or one, two, three or six months, plus a margin of 2.00% to 3.25% per annum, depending on the Partnership’s total leverage ratio (as defined) or (2) (a) a base rate equal to the greatest of: (i) the federal funds rate, plus 0.5%, (ii) LIBOR for one month interest periods, plus 1.00% per annum or (iii) the rate of interest established by the agent, from time to time, as its prime rate, plus (b) a margin of 1.00% to 2.25% per annum depending on the Partnership’s total leverage ratio. In addition, the Partnership incurs a commitment fee based on the unused portion of the revolving credit facility at a rate of 0.35% to 0.50% per annum depending on the Partnership’s total leverage ratio. The weighted-average interest rate on outstanding borrowings at December 31, 2014, was 2.7%. Letters of credit outstanding at December 31, 2014 and 2013, totaled $16.4 million and $12.3 million, respectively.

The Partnership is required to comply with certain financial covenants under the Credit Facility. Effective July 2, 2014, the Partnership is required to maintain a total leverage ratio (as defined) for the most recently completed four fiscal quarters of less than or equal to 4.50:1.00 for periods after December 31, 2014, except for periods following a material acquisition. However, if an offering of Equity Interests (as defined) in the Partnership occurs after July 2, 2014, but prior to December 31, 2014, the total leverage ratio shall not exceed 4.50:1.00 for the fiscal quarter ending December 31, 2014; and the total leverage ratio shall not exceed 5.00:1.00 for the first two full fiscal quarters following the closing of a material acquisition or 5.50 : 1:00 upon the issuance of Qualified Senior Notes (as defined) in the aggregate principal amount of $175.0 million or greater. The Partnership is also required to maintain a senior leverage ratio (as defined) after the issuance of Qualified Senior Notes of $175.0 million or greater of less than or equal to 3.00:1.00 and a consolidated interest coverage ratio (as defined) of at least 2.75 to 1.00.

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

Note Payable

In connection with the June 2013 acquisition of certain sites in Florida noted previously, the Partnership issued a $1.0 million note payable with interest at 4.0%. The note matures July 1, 2018, at which time a balloon payment for all outstanding principal and any unpaid interest is due. The loan is secured by all the real and personal property at these sites.

Financing Issued in Rocky Top Acquisition

In connection with the Rocky Top acquisition as described in Note 4, the Partnership entered into a lease for certain sites for which the Partnership is obligated to purchase these sites, at the election of the seller, either (a) in whole on or about August 1, 2015, or (b) in approximately equal parts over a 5 year period for an average of $5.3 million per year beginning in 2016. Due to the obligation to purchase the sites under the lease, the lease is accounted for as a financing. Interest accrues at an annual rate of 7.7%. The Partnership recorded $26.2 million of debt, which was determined to be its fair value, and the payments made until the purchase will be classified as interest expense.

In February 2015, the sellers gave notice that the put option would not be exercised, and thus the Partnership will purchase the sites over a 5 year period beginning in 2016.

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

The future minimum lease payments under lease financing obligations as of December 31, 2014 are as follows (in thousands):

2015	$6,112
2016	6,108
2017	6,059
2018	6,115
2019	6,250
Thereafter	64,339

Total future minimum lease payments	$94,983

Less interest component	(32,195)

Present value of minimum lease payments	62,788

Current portion	2,780

Long-term portion	$60,008

Operating Leases of Sites as Lessee

The Partnership leases sites from third parties under certain non-cancelable operating leases that expire from time to time through 2028.

The future minimum lease payments under operating leases as of December 31, 2014 were as follows (in thousands):

2015	$16,417
2016	14,325
2017	12,801
2018	11,122
2019	10,014
Thereafter	51,529

Total future minimum lease payments	$116,208

The future minimum lease payments presented above do not include contingent rent based on future inflation, future revenues or volumes, or amounts that may be paid as reimbursements for certain operating costs incurred by the lessor. Most lease agreements include provisions for renewals.

Contingent rent expense, based on gallons sold, was approximately $1.0 million, $1.0 million, $0.2 million, and $1.7 million for 2014, 2013, the period from October 31, 2012 through December 31, 2012 and the period from January 1, 2012 through October 30, 2012, respectively.

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

Through December 31, 2014, nine sites have been terminated from the lease and the Partnership notified Getty of its intent to terminate five additional sites from the lease. Any property and equipment or lease financing obligations associated with these sites were removed from the balance sheet, which resulted in a gain of $0.4 million and $0.2 million for 2014 and 2013, respectively, which is classified as a reduction of rent expense.

Operating Leases of Sites as Lessor

Motor fuel stations are leased to tenants under operating leases with various expiration dates ranging through 2028.

The future minimum lease payments under non-cancelable operating leases with third parties, CST and LGO as of December 31, 2014 were as follows (in thousands):

	Third Parties	CST	LGO	Total
2015	$17,678	$2,475	$11,861	$32,014
2016	14,092	2,475	12,038	28,605
2017	9,441	2,475	12,219	24,135
2018	5,996	2,475	12,402	20,873
2019	5,475	2,475	12,588	20,538
Thereafter	16,338	11,756	110,111	138,205

Total future minimum lease payments	$69,020	$24,131	$171,219	$264,370

The future minimum lease payments presented above do not include contingent rent based on future inflation, future revenues or volumes of the lessee, or amounts that may be received as tenant reimbursements for certain operating costs. Most lease agreements include provisions for renewals.

12. Asset Retirement Obligations

As discussed in Note 3, prior to the GP Purchase, we recorded asset retirement obligations related to the removal of underground storage tanks when 1) the site was being sold and removing the tank was a condition of the sale; or 2) the lessor could require us to remove the tanks at the end of the lease.

On October 1, 2014, concurrent with the GP Purchase and in an effort to conform operating and accounting policies we have asset retirement obligations for the removal of USTs at owned and leased retail sites. There is no legal obligation to remove USTs while they remain in service. However, environmental laws in the U.S. require that USTs be removed within one to two years after the USTs are no longer in service, depending on the jurisdiction in which the USTs are located. We have estimated that USTs at our owned retail sites will remain in service approximately 30 years and that we will have an obligation to remove those USTs at that time. For our leased retail sites, our lease agreements generally require that we remove certain improvements, primarily USTs and signage, upon termination of the lease. There are no assets that are legally restricted for purposes of settling our asset retirement obligations.

A rollforward of the Partnership’s asset retirement obligation is below (in thousands):

	2014	2013
Beginning balance	$2,151	$588
Recognition of new asset retirement obligations	—	187
Changes in estimated cash flows or settlement dates	17,149	1,398
Accretion	359	50
Obligations settled	(550)	(72)

Balance at December 31, 2014	$19,109	$2,151
Current portion, classified within accrued expenses and other current liabilities	5	280

Long-term portion, classified within noncurrent other liabilities	$19,104	$1,871

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

The table below presents a rollforward of the Partnership’s environmental liability (in thousands).

	2014	2013
Beginning balance	$1,238	$1,177
Provision for new environmental losses	—	650
Liabilities assumed in acquisitions	150	—
Changes in estimates for previously incurred losses	30	(144)
Payments	(344)	(445)

Ending balance	1,074	1,238
Current portion	372	477

Long-term portion	$702	$761

At December 31, 2014, the Partnership was indemnified by third-party escrow funds, state funds or insurance totaling $1.1 million, which are recorded as indemnification assets. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

Environmental liabilities related to the contributed sites have not been assigned to the Partnership, and are still the responsibility of certain of the Predecessor Entities. Under the Amended and Restated Omnibus Agreement among the Partnership, DMI, LGO, Mr. Topper, and CST (the “Amended Omnibus Agreement”), certain of the Predecessor Entities must indemnify the Partnership for any costs or expenses that the Partnership incurs for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO for contributed sites. Certain of the Predecessor Entities are beneficiaries of escrow accounts created to cover the cost to remediate certain environmental liabilities. In addition, certain of the Predecessor Entities maintain insurance policies to cover environmental liabilities and/or, where available, participate in state programs that may also assist in funding the costs of environmental liabilities. Certain sites that were contributed to the Partnership were identified as having existing environmental liabilities that are not covered by escrow accounts, state funds or insurance policies. For more information on the Amended Omnibus Agreement, see Note 20.

The following table presents a summary roll forward of the Predecessor Entity’s environmental liabilities, on an undiscounted basis (in thousands):

	2014	2013
Beginning balance	$18,259	$21,208
Changes in estimates for previously incurred losses	(626)	373
Payments	(2,968)	(3,322)

Ending balance	$14,665	$18,259

A significant portion of the Predecessor Entities’ environmental reserves have corresponding indemnification assets. The breakdown of the indemnification assets is as follows (in thousands):

	December 31, 2014	December 31, 2013
Third-party escrows	$5,136	$6,707
State funds	2,398	3,210
Insurance coverage	4,967	5,460

Total indemnification assets	$12,501	$15,377

14. Commitments and Contingencies

Purchase Commitments

The future minimum volume purchase requirements under the existing supply agreements are approximate gallons, with a purchase price at prevailing market rates for wholesale distributions. The Partnership and the Predecessor Entity purchased approximately 869.5 million, 586.3 million, 90.0 million, and 431.2 million gallons of product under the existing supply agreements for 2014, 2013, the period from October 31, 2012 through December 31, 2012 and the period from January 1, 2012 through October 30, 2012, respectively. The following provides total future minimum volume purchase requirements (in thousands of gallons):

2015	414,280
2016	320,213
2017	256,755
2018	242,089
2019	233,005
Thereafter	2,307,748

Total	3,774,090

In the event for a given contract year the Partnership fails to purchase the required minimum volume, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. Neither the Partnership nor the Predecessor Entity incurred any significant penalties for the periods presented.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels in 2014, 2013 or 2012.

As further discussed in Note 17, the Partnership has accrued for unvested phantom units and vested and unvested profits interests as a liability and adjusts that liability on a recurring basis based on the market price of the Partnership’s common units each balance sheet date. Such fair value measurements are deemed Level 1 measurements.

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

Financial Instruments

The fair value of the Partnership’s accounts receivable, notes receivable, and accounts payable approximated their carrying values as of December 31, 2014 and 2013 due to the short-term maturity of these instruments. The fair value of the Partnership’s long-term debt approximated its carrying value as of December 31, 2014 and 2013 due to the frequency with which interest rates are reset based on changes in prevailing interest rates. The fair value of debt, classified as a Level 2 measurement, was estimated using an income approach by discounting future cash flows at estimated current cost of funding rates, which incorporate the credit risk of the Partnership.

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

In December 2013, DMI purchased 6,304 common units from the Partnership and granted them to Joseph V. Topper, Jr., the then Chairman of the Board and Chief Executive Officer of the General Partner. The grant was made to Mr. Topper, at his election, in lieu of cash compensation due to Mr. Topper as consideration for his services to the Partnership as Chief Executive Officer of the General Partner. DMI paid the Partnership the grant-date fair value of the units, which was $0.2 million.

In March 2014, the Partnership issued 4,172 common units to certain members of the board of directors of the Partnership’s General Partner as part of their 2013 compensation.

In March 2014, 92,683 common units were issued (net of units withheld for income taxes) to employees of DMI as a result of the vesting of phantom units (see Note 17 for additional information).

In September 2014, the Partnership issued 4,140,000 common units, inclusive of the underwriter’s over-allotment option, for $33.99 per unit, resulting in proceeds of $135.0 million, net of underwriting discounts and commissions and offering expenses. The Partnership used the proceeds to reduce indebtedness outstanding under its Credit Facility.

In October 2014, 101,456 common units were issued (net of units withheld for income taxes) to employees of DMI and 2,045 common units were issued to former members of the board of directors of the General Partner as a result of the vesting of phantom units (see Note 17 for additional information).

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

Awards to Employees of Affiliates

The following is a summary of the award activity for 2014:

	Phantom Units	Profits Interests
Non-vested at beginning of period	433,373	—
Granted	132,180	18,689
Forfeited	(4,829)	—
Vested on March 14, 2014 (a)	(143,954)	—
Vested on October 1, 2014 (b)	(167,535)	(9,622)

Non-vested at end of period	249,235	9,067

(a)	Of the phantom units that vested on March 14, 2014, 51,271 common units were withheld for taxes.
(b)	Of the phantom units that vested on October 1, 2014, 66,079 common units were withheld for taxes.

Awards generally vest 33.0% on March 15 of the year following the year of grant, 33.0% on March 15 of the second year following the year of grant, and 34.0% on March 15 of the third year following the year of grant.

In connection with the October 1, 2014 GP purchase, as specified in the Lehigh Gas Partners LP Executive Income Continuity Plan, all unvested awards held by covered persons vested on October 1, 2014. As a result, 167,535 phantom units and 9,622 profits interests granted to employees of DMI vested. The incremental charge recorded in 2014 associated with the accelerated vesting of these awards was approximately $4.5 million, included in selling, general and administrative expenses.

The fair value of the non-vested awards outstanding at December 31, 2014 was $10.4 million. Compensation expense for 2014 and 2013 was $9.4 million and $3.1 million, respectively. Unrecognized compensation expense related to the non-vested awards is expected to be recognized over a weighted average period of 1.7 years.

It is the intent of the Partnership to settle the phantom units upon vesting by issuing common units and to settle the profits interests upon conversion by the grantee by issuing common units, as permitted under the Plan. However, the awards may be settled in cash at the discretion of the board of directors of the General Partner.

Since the Partnership grants awards to employees of DMI, and since the grants may be settled in cash, unvested phantom units and vested and unvested profits interests are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the balance sheet.

Termination Benefits Payable under Executive Income Continuity Plan

In addition to the incremental charge associated with the accelerated vesting of awards discussed above, the Partnership accrued $2.4 million of severance and benefit costs in 2014 related to certain covered persons under the Executive Income Continuity Plan who have terminated their employment. Such costs are included in selling, general and administrative expenses.

Awards to Members of the Board of Directors

During 2014, the Partnership also granted the following awards to members of the board of directors of the General Partner as a portion of director compensation:

	Phantom Units	Profits Interests
Non-vested at beginning of period	—	—
Granted	12,358	15,429
Vested on March 14, 2014	(4,172)	—
Vested on October 1, 2014	(2,045)	(15,429)

Non-vested at end of period	6,141	—

In connection with the October 1, 2014 GP Purchase, all unvested awards held by members of the former board of directors of the General Partner vested on October 1, 2014. As a result, 2,045 phantom units and 15,429 profits interests vested. The incremental charge recorded in 2014 associated with the accelerated vesting of these awards was approximately $0.1 million, included in selling, general and administrative expenses.

On November 10, 2014, 6,141 phantom units were granted to the non-employee members of the current board of directors as a part of director compensation. Such grants will vest November 10, 2015. The fair value of these awards at December 31, 2014, was $0.2 million. Unrecognized compensation expense related to the non-vested awards is expected to be recognized through November 10, 2015.

18. Income Taxes

Certain legal entities of the Partnership do not pay income taxes because their income is taxed to the owners. For those entities, the reported amount of their assets, net of the reported amount of their liabilities, was less than the related tax basis of their assets and liabilities by $3.7 million and $4.5 million at December 31, 2014 and 2013, respectively. Net earnings for financial statement purposes may differ significantly from taxable income reportable to the owners as a result of this basis difference and the allocation of taxable income under the Partnership Agreement.

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

The provision (benefit) for income taxes consisted of (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Period October 31, 2012 to December 31, 2012
Current expense
Federal	$141	$1,111	$269
State	265	121	73

Total current income tax expense	406	1,232	342

Deferred expense (benefit)
Federal	(1,963)	(2,329)	—
State	203	(619)	—

Total deferred income tax expense (benefit)	(1,760)	(2,948)	—

Total income tax expense (benefit)	$(1,354)	$(1,716)	$342

The significant components of deferred tax assets and liabilities are as follows (in thousands).

	December 31, 2014	December 31, 2013
Deferred income tax assets
Deferred rent income	$—	$319
Deferred rent expense	241	365
Lease financing obligations	24,737	23,936
Asset retirement obligations	6,057	787
Above market lease liability	2,053	1,024
Other	496	61

Total deferred income tax assets	33,584	26,492
Valuation allowance	(5,675)	(7,093)

Net deferred income tax assets	27,909	19,399
Deferred income tax liabilities
Deferred rent income	271	—
Property and equipment	39,563	22,964
Intangible assets	10,650	1,274
Other	372	—

Total deferred income tax liabilities	50,856	24,238

Net deferred income tax liabilities	$22,947	$4,839

Deferred tax assets of $0.8 million are included in other current assets at December 31, 2014.

At December 31, 2012, net deferred tax assets totaling $9.9 million were fully reserved against with a valuation allowance. During 2013, based on updates to the purchase price allocations for the 2012 and 2013 acquisitions and subsequent assignment of assets and liabilities by the Partnership to LGWS, the Partnership recorded a deferred tax liability of $7.8 million. Concurrent with the recognition of the $7.8 million net deferred tax liability noted above, and based on the expected reversal of the cumulative temporary differences and anticipated future earnings as of December 31, 2013, the Partnership released $2.8 million of the valuation allowance during 2013.

In 2014, based on updates to the purchase price allocations for the 2014 acquisitions, the Partnership recorded net deferred tax liabilities of $19.9 million. In addition, as a result of conforming operating and accounting policies around asset retirement obligations to CST’s policies, the Partnership recorded a deferred tax asset of $5.2 million. Based on the increase in net deferred tax liabilities and the expected reversal of the cumulative temporary differences and anticipated future earnings as of December 31, 2014, the Partnership released an additional $1.4 million of the valuation allowance during 2014.

The valuation allowance at December 31, 2014 relates primarily to the uncertainty of the availability of future profits to realize the tax benefit of the existing deductible temporary differences. The Partnership believes that it will generate sufficient future taxable income to realize the benefits related to the remaining deferred tax asset. The valuation allowance decrease primarily relates to the change in the net deferred tax position. In conjunction with the Partnership’s ongoing review of its actual results and anticipated future earnings, the Partnership continuously reassesses the possibility of releasing the valuation allowance on its deferred tax assets. It is reasonably possible that a significant portion of the valuation allowance will be released within the next twelve months.

The difference between the actual income tax provision and income taxes computed by applying the U.S. federal statutory rate to earnings (losses) before income taxes is attributable to the following (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Period October 31, 2012 to December 31, 2012
Consolidated income (loss) from continuing operations before income taxes – all domestic	$(7,525)	$16,354	$(1,014)
(Income) loss from continuing operations before income taxes of non-taxable entities	325	(15,638)	1,037

Income (loss) from continuing operations before income taxes of LGWS	(7,200)	716	23

Federal income taxes at statutory rate	(2,448)	244	8
Increase (decrease) due to:
Nondeductible expenses	3,094	—	—
Change in valuation allowance	(1,972)	(1,543)	332
State income taxes, net of federal income tax benefit and other	(28)	(417)	2

Total income tax expense	$(1,354)	$(1,716)	$342

The Partnership files income tax returns with the U.S. federal government as well as the many state jurisdictions in which it operates. The statute remains open for tax years 2014 and 2013; therefore, these years remain subject to examination by federal, state and local jurisdiction authorities.

19. Net Income per Limited Partnership Unit

Under the Partnership Agreement, the holders of the Partnership’s IDRs have an interest in distributions from the Partnership that are increasing percentages starting at 15% of quarterly distributions out of the operating surplus (as defined) in excess of $0.5031 per limited partner unit. The Partnership’s undistributed net income is generally allocable pro rata to the common and subordinated unitholders, except where common unitholders have received cash distributions in excess of the subordinated unitholders. In that circumstance, net income is allocated to the common unitholders first in support of such excess cash distribution paid to them and the remainder of the net income is allocable pro rata to the common and subordinated unitholders. Losses are generally allocable pro rata to the common and subordinated unitholders in accordance with the Partnership Agreement unless a loss would create or increase a Partnership deficit balance, in which case the loss would be allocated to the General Partner.

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

The following provides a reconciliation of net income and the allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Common Units	Subordinated Units	Common Units	Subordinated Units
Numerator:
Distributions paid (a)	$25,544	$15,652	$12,999	$12,999
Allocation of distributions in excess of net income (b)	(29,532)	(18,071)	(3,842)	(4,086)

Limited partners’ interest in net income (loss) -basic	(3,988)	(2,419)	9,157	8,913
Adjustment for phantom units	—	—	29	—

Limited partners’ interest in net income (loss) -diluted	(3,988)	(2,419)	9,186	8,913

Denominator:
Weighted average limited partnership units outstanding-basic	12,402,938	7,525,000	7,731,471	7,525,000
Adjustment for phantom units	—	—	48,886	—

Weighted average limited partnership units outstanding-diluted	12,402,938	7,525,000	7,780,357	7,525,000

Net income per limited partnership unit-basic	$(0.32)	$(0.32)	$1.18	$1.18

Net income per limited partnership unit-diluted	$(0.32)	$(0.32)	$1.18	$1.18

(a)	Distributions paid per unit were $2.08 and $1.7273 for 2014 and 2013, respectively.
(b)	Allocation of distributions in excess of net income is based on a pro rata proportion to the common and subordinated units as outlined in the Partnership Agreement.

In accordance with the Partnership Agreement, on February 25, 2015, the Partnership declared a quarterly dividend, to be paid from the operating surplus, totaling $13.3 million or $0.5425 per unit.

20. Related-Party Transactions

Revenues from Related Parties

Revenues from CST

On October 1, 2014, the Partnership entered into a fuel distribution agreement and a lease agreement with CST that covers sites owned by the Partnership and operated by CST. For 2014, these agreements mandate the terms related to the sites acquired in the Nice N Easy acquisition that CST has operated since November 1, 2014. The fuel distribution and lease agreements have initial 10-year terms with 5-year renewal terms until the agreements are terminated as permitted in the agreements. The fuel distribution agreement provides the Partnership with a fixed mark-up per gallon ($0.06 in the case of the Nice N Easy sites) and the lease agreement is a triple net lease.

Revenues from fuel sales, cost of revenues from fuel sales and rent income amounted to $13.2 million, $12.8 million and $0.4 million in 2014, respectively. Amounts receivable from CST totaled $3.2 million at December 31, 2014, which included $2.2 million for fuel sales and $1.0 million as reimbursement for certain transaction costs associated with the sale of the General Partner. Such transaction costs have been excluded from the statements of operations.

Revenues from LGO

In connection with the IPO, the Partnership and LGO entered into a PMPA Franchise Agreement pursuant to which the Partnership is the exclusive distributor of motor fuel to all sites operated by LGO for a period of 15 years. The Partnership has the right to impose the brand of fuel that is distributed to LGO. There are no minimum volume requirements that LGO is required to satisfy. The Partnership charged LGO the “dealer tank wagon” prices for each grade of product in effect at the time title to the product passes to LGO. The Partnership leases certain motor fuel stations to LGO under operating leases.

The Partnership entered into an Amendment to the PMPA Franchise Agreement, effective as of October 1, 2014 (the “Wholesale Fuel Supply Agreement Amendment”) pursuant to which the pricing terms were amended. Prior to the Wholesale Fuel Supply Agreement Amendment, the agreement provided that the Partnership charge LGO dealer tank wagon pricing, which provided for a variable cent-per-gallon margin for each grade of product in effect at the time title to the product passed to LGO. The Wholesale Fuel Supply Agreement Amendment amends the pricing terms of the agreement to provide for rack plus pricing and was approved by the former conflicts committee of the board of directors of the General Partner.

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

Revenues from fuel sales, cost of revenues from fuel sales and rent income were as follows (in thousands):

	Consolidated CrossAmerica Partners LP For the Year Ended December 31, 2014	Consolidated CrossAmerica Partners LP For the Year Ended December 31, 2013	Consolidated CrossAmerica Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012
Revenues from fuel sales to related parties	$676,210	$912,629	$145,168	$621,139
Rent income from related parties	20,404	25,337	3,228	5,708
Cost of revenues from fuel sales to related parties	660,147	887,804	139,736	609,371

Amounts receivable from LGO totaled $10.3 million and $16.3 million at December 31, 2014 and 2013, respectively.

Revenues from Other Related Parties

In addition, the Partnership sells motor fuel and leases property to a related party owned by a relative of the Chief Executive Officer of the General Partner. Total revenues amounted to $75.8 million, $103.2 million, $17.7 million, and $88.8 million for 2014, 2013, the period from October 31 to December 31, 2012 and the period from January 1 to October 30, 2012, respectively. Accounts receivable amounted to $0.4 million and $1.1 million as of December 31, 2014 and 2013, respectively.

Assumption of Commission Agreements and Subleases from LGO

Prior to September 1, 2013, the Partnership leased certain sites to LGO, which, in turn, subleased certain of these sites (the “Subleases”) to third party commission agents (the “Commission Sites”) and entered into commission agreements with the agents to sell motor fuel on behalf of LGO to retail customers (the “Commission Agreements”). In connection with the Commission Agreements, LGO also purchased motor fuel from a subsidiary of the Partnership at wholesale prices. Effective September 1, 2013, the Partnership assumed the Commission Agreements and Subleases from LGO and terminated its leases with LGO for the Commission Sites. As a result, the Partnership records the retail sale of motor fuels to the end customer and accrues a commission payable to the commission agent at the Commission Sites. Further, the Partnership records inventory from the time of the purchase of motor fuels from third party suppliers until the retail sale to the end customer at these sites. The Commission Sites generate non-qualifying income for federal income tax purposes that is recorded in Lehigh Gas Wholesale Services, Inc., the taxable subsidiary of the Partnership as further described below. The Partnership paid LGO $3.5 million (the “Purchase Price”) for the Subleases and Commission Agreements and $2.1 million for the motor fuel inventory. Because the transaction was between entities under common control, the assets and liabilities assumed were recorded at LGO’s book value. The Purchase Price is presented as a distribution from partners’ capital.

Sale of Wholesale Fuel Supply Contracts and Assignment of Leases to DMI

The Partnership, DMI and LGO consummated a series of transactions pursuant to which DMI acquired, for an aggregate purchase price of $5.7 million and an earn-out in the amount of $0.8 million if DMI renews a single contract expiring in 2015, the wholesale fuel supply rights for 78 locations in Pennsylvania and New York previously supplied by the Partnership and the fuel supply rights of the Partnership to such sites was terminated. In addition, subleases for 12 of the sites, previously leased to the Partnership, were assigned to DMI or its affiliates. The terms of the transaction were approved by the former conflicts committee of the board of directors of the General Partner. The volume associated with these sites for 2013 was approximately 94 million gallons, of which approximately 36 million gallons represents sales to a sub-wholesaler at a de minimus margin and approximately 28 million gallons relates to a single contract expiring in 2015. In addition, rent expense for the leasehold sites included in the transaction exceeded the rent income on an annual basis by approximately $0.6 million for 2013.

Because this was a transaction between entities under common control, the Partnership derecognized the assets and liabilities associated with the wholesale fuel supply contracts and leases and recognized the approximate $2.3 million excess of the purchase price over the net book value of the net assets divested as a contribution to partners’ capital on October 1, 2014.

Operating Leases of Gasoline Stations as Lessee

The Partnership and the Predecessor Entity lease certain motor fuel stations from related parties under cancelable operating leases. Rent expense under these agreements was $1.1 million, $1.0 million, $0.2 million, and $0.6 million for 2014, 2013, the period October 31, 2012 through December 31, 2012 and the period January 1, 2012 through October 30, 2012, respectively.

Omnibus Agreement and Management Fees

In connection with the IPO, the Partnership entered into an Omnibus Agreement (the “Original Omnibus Agreement”) by and among the Partnership, the General Partner, DMI, LGO and, for limited purposes, Joseph V. Topper, Jr. Pursuant to the Original Omnibus Agreement, among other things, DMI provides the Partnership and the General Partner with management, administrative and operating services. These services include accounting, tax, legal, internal audit, risk management and compliance, environmental compliance and remediation management oversight, treasury, information technology and other administrative functions. As the Partnership does not have any employees, DMI provides the Partnership with personnel necessary to carry out the services provided under the Original Omnibus Agreement and any other services necessary to operate the Partnership’s business. The Original Omnibus Agreement also provides for certain indemnification obligations between DMI and the Partnership, which is inclusive of the environmental liabilities. The Partnership incurred $6.1 million, $6.6 million and $1.1 million in management fees under the Original Omnibus Agreement in 2014, 2013 and for the period October 31, 2012 through December 31, 2012, respectively, classified as selling, general and administrative expenses in the statements of operations.

The Partnership entered into an Amended and Restated Omnibus Agreement, dated October 1, 2014, by and among the Partnership, the General Partner, DMI, CST Services, LGO and Mr. Topper (the “Amended Omnibus Agreement”), which amends and restates the Original Omnibus Agreement. The terms of the Amended Omnibus Agreement were approved by the former conflicts committee of the board of directors of the General Partner.

General. Pursuant to the Amended Omnibus Agreement, CST Services agrees, among other things, to provide, or cause to be provided, to the Partnership the management services previously provided by DMI on substantially the same terms and conditions as were applicable to DMI under the Original Omnibus Agreement. Pursuant to the terms of a transition services agreement by and between DMI and CST Services, DMI provided the management services it provided under the Original Omnibus Agreement to the Partnership on behalf of CST Services through December 31, 2014.

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

In accordance with the Amended Omnibus Agreement, the Partnership is required to pay CST a management fee, which is initially $670,000 per month plus a variable fee of between zero and $0.003 per gallon for wholesale fuel distribution and $0.015 per gallon for retail fuel distribution at sites we operate. In addition, and subject to certain restrictions on CST’s ability to incur third-party fees, costs, taxes and expenses, the Partnership is required to reimburse CST and the General Partner for all reasonable out-of-pocket third-party fees, costs, taxes and expenses incurred by CST or the General Partner on the Partnership’s behalf in connection with providing the services required to be provided by CST under the Amended Omnibus Agreement. The Partnership incurred $2.5 million in management fees under the Amended Omnibus Agreement in 2014, classified as selling, general and administrative expenses in the statements of operations.

The Predecessor Entity charged management fees to its affiliates and these amounts are included as contra-expense amounts in selling, general and administrative expenses in the statements of operations. The amounts recorded for these management fees were approximately $3.7 million for the period January 1, 2012 through October 31, 2012. These management fees reflect the allocation of certain overhead expenses of the Predecessor Entity and include costs of centralized corporate functions, such as legal, accounting, information technology, insurance and other corporate services. The allocation methods for these costs included: estimates of the costs and level of support attributable to its affiliates for legal, accounting, and usage and headcount for information technology.

PMI Staffing Agreement

Similar to the Partnership, PMI has no employees. The management and store personnel are generally employees of a related party, Pinehurst Services LLC, to which PMI pays a management fee. PMI incurred $15.4 million with this related party in 2014, which is primarily included in operating expenses on the statement of operations.

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are undertaken by a related party of the Partnership as approved by the conflicts committee of the board of directors of the General Partner. The Partnership incurred $1.1 million and $0.3 million with this related party in 2014 and 2013, respectively.

Aircraft Usage Costs

The Partnership uses aircraft owned by a group of individuals that includes the CEO and another member of the board of directors of the General Partner as approved by the disinterested members of the former conflicts committee of the board of directors of the General Partner. The Partnership incurred $0.3 million and $0.1 million for the use of these aircraft in 2014 and 2013, respectively.

Sites Previously Leased by LGO

Through February 2013, the Partnership leased certain sites in the Cleveland, Ohio market to LGO, who operated or contracted to third parties the operation of the motor fuel and convenience store activities conducted at those sites. In March 2013, the Partnership entered into an agreement with an unrelated third-party to lease and conduct the convenience store activities at 19 of these sites in the Cleveland, Ohio market. Concurrently, the lease agreements between the Partnership and LGO were amended to reflect the lease of just the motor fuel-related property and terminate the lease of the convenience store. Through December 31, 2013, the unrelated third-party paid $1.7 million directly to LGO for its agreement to vacate the convenience store space. Although the Partnership did not participate directly in the transaction between LGO and the unrelated third-party, it was deemed for accounting purposes to have an intermediary role in the transaction in its capacity as the entity controlling these sites (either through fee ownership or leasehold interest). Accordingly, the Partnership recorded $1.7 million in deferred initial direct costs, which is included in other assets, and a corresponding deferred rent income liability, which is included in other liabilities, both of which are recognized ratably over the term of the leases with the unrelated third-party lessee.

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

In addition, the Partnership terminated leases with LGO at the Commission Sites and closed sites, which resulted in a write-off of deferred rent income of $0.4 million, classified as a charge against rent income from related parties.

Advances to Related Parties

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

During 2014, the Partnership advanced $5.4 million to Zimri in order for them to begin operating on their own. Of that amount, $3.0 million has been repaid and the balance is expected to be repaid in 2015.

Mandatorily Redeemable Preferred Equity

In December 2008, the Predecessor Entity issued non-voting preferred member interests of $12.0 million to certain related individuals. From February 2011 through August 31, 2012, the holders of preferred member interests received semi-annual dividend payments at a rate of 12.0%. Pursuant to an amendment in May 2012, the dividend rate increased to 15.0% for the period from September 1, 2012 through August 31, 2013. Dividend payments, including accrued dividends, are recorded as interest expense. For the period from January 1, 2012 through October 30, 2012, the Predecessor Entity recorded interest expense of $1.3 million.

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

21. Segment Reporting

Effective September 1, 2013, the Partnership engages in both the wholesale and retail distribution of motor fuels, primarily gasoline and diesel fuel. Effective with the PMI acquisition, the Partnership now also engages in the operation of convenience stores and branded quick-service restaurants. Given these changes, the Partnership conducts its business in two segments: 1) the wholesale segment and 2) the retail segment. The Partnership’s measure of segment profit or loss is net income. Unallocated costs consist primarily of interest expense associated with the Credit Facility, selling, general and administrative expenses, income taxes and the elimination of the retail segment’s intersegment cost of revenues from fuel sales against the wholesale segment’s intersegment revenues from fuel sales. The profit in ending inventory generated by the intersegment fuel sale is also eliminated. Total assets by segment are not presented as the chief operating decision maker does not currently assess performance or allocate resources based on that data. Financial data for each segment is as follows (in thousands):

	Year Ended December 31, 2014
	Wholesale	Retail	Unallocated	Consolidated
Revenues from fuel sales to external customers	$2,104,128	$449,344	$—	$2,553,472
Intersegment revenues from fuel sales	204,276	—	(204,276)	—
Revenues from food and merchandise sales	—	71,307	—	71,307
Rent income	38,498	4,760	—	43,258
Other revenue	837	443	—	1,280

Total revenues	2,347,739	525,854	(204,276)	2,669,317
Depreciation and amortization	28,955	4,026	—	32,981
Interest expense	(5,678)	(503)	(10,450)	(16,631)
Income tax expense (benefit)	—	—	(1,354)	(1,354)
Net income (loss)	40,589	2,761	(49,521)	(6,171)
Expenditures for long-lived assets	124,078	53,456	—	177,534

	Year Ended December 31, 2013
	Wholesale	Retail	Unallocated	Consolidated
Revenues from fuel sales to external customers	$1,824,568	$68,238	$—	$1,892,806
Intersegment revenues from fuel sales	57,988	—	(57,988)	—
Rent income	40,210	1,367	—	41,577
Other revenue	1,676	—	—	1,676

Total revenues	1,922,766	69,605	(57,988)	1,936,059
Depreciation and amortization	20,288	675	—	20,963
Interest expense	(4,479)	(169)	(9,534)	(14,182)
Income tax expense (benefit)	—	—	(1,716)	(1,716)
Net income (loss)	41,841	623	(24,394)	18,070
Expenditures for long-lived assets	49,144	149	—	49,293

22. Interim Financial Results (unaudited)

Interim financial results for the Partnership for 2014 and 2013 were as follows (in thousands, except per unit data):

	Year Ended December 31, 2014	Fourth Quarter 2014		Third Quarter 2014	Second Quarter 2014	First Quarter 2014
Total revenues	$2,669,317	$587,363	(b)	$832,742	$767,191	$482,021
Operating income (loss)	8,640	(6,850	) (c)	8,430	1,574	5,486
Net income (loss)	(6,171)	(13,654	) (c)	4,163	1,892	1,428
Net income (loss) attributable to partners	(6,162)	(13,637	) (c)	4,155	1,892	1,428
Net income (loss) per common and subordinated unit—basic (a)	$(0.32)	$(0.60)		$0.21	$0.10	$0.07
Net income (loss) per common and subordinated unit—diluted (a)	$(0.32)	$(0.60)		$0.21	$0.10	$0.07

	Year Ended December 31, 2013	Fourth Quarter 2013		Third Quarter 2013	Second Quarter 2013	First Quarter 2013
Total revenues	$1,936,059	$485,428		$490,574	$488,196	$471,861
Operating income	30,177	6,113		7,457	9,109	7,498
Net income	18,070	3,920		4,924	5,469	3,757
Limited partners’ interest in net income	18,070	3,920		4,924	5,469	3,757
Net income per common and subordinated unit—basic (a)	$1.18	$0.25		$0.33	$0.36	$0.25
Net income per common and subordinated unit—diluted (a)	$1.18	$0.25		$0.33	$0.36	$0.25

(a)	The sum of the quarterly amounts may not equal annual earnings per unit due to changes in the number of units outstanding during the year or rounding.
(b)	The decrease compared to the third quarter of 2014 was due primarily to the reduction in selling prices during the fourth quarter.
(c)	The decrease compared to the third quarter of 2014 was due primarily to an increase in equity-based compensation (see Note 17), expense and termination benefits.

23. Supplemental Cash Flow Information

Changes in operating assets and liabilities, net of acquisitions, were as follows (in thousands):

	Consolidated CrossAmerica Partners LP For the Year Ended December 31, 2014	Consolidated CrossAmerica Partners LP For the Year Ended December 31, 2013	Consolidated CrossAmerica Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012
Accounts receivable	$2,619	$(1,684)	$12,850	$5,015
Accounts receivable from related parties	4,511	(8,377)	(6,720)	(28,061)
Inventories	3,235	(2,085)	—	1,049
Environmental indemnification asset	164	(61)	—	3,795
Other current assets	(67)	(1,452)	(503)	(1,038)
Other assets	(3,218)	(396)	(542)	(246)
Accounts payable	(20,438)	4,288	(3,207)	6,355
Motor fuel taxes payable	2,553	(2,269)	(519)	2,197
Income taxes payable	—	(333)	342	—
Accrued expenses and other current liabilities	478	1,313	(671)	2,490
Environmental liability	(164)	61	—	(3,929)
Other long-term liabilities	(95)	(1,342)	1,111	1,417

Changes in operating assets and liabilities, net of acquisitions	$(10,422)	$(12,337)	$2,141	$(10,956)

Other supplemental cash flow information was as follows (in thousands):

	Consolidated CrossAmerica Partners LP For the Year Ended December 31, 2014	Consolidated CrossAmerica Partners LP For the Year Ended December 31, 2013	Consolidated CrossAmerica Partners LP Period from October 31 to December 31, 2012	Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	14,134	11,375	2,355	11,134
Cash paid for income taxes	632	1,729	—	—
Supplemental Schedule of Noncash Investing and Financing Activities	Increase (Decrease) in Assets / Liabilities
Sales of property and equipment in Section 1031 like-kind exchange transaction	(4,670)	—	—	—
Removal of property and equipment and capital lease obligation for sites terminated from Getty lease	(1,613)	(2,138)	—	—
Change in estimate of asset retirement obligations	16,877	1,087	—	—
Lessor direct costs incurred and deferred rent income recorded related to lease transaction between affiliate and unrelated third-party	—	1,700	—	—
Issuance of note payable in connection with purchase of sites	—	1,000	—	—
Issuance of note payable in connection with Rocky Top acquisition	—	26,250	—	—
Issuance of capital lease obligations and recognition of asset retirement obligation related to Getty lease	—	360	4,823	33,930
Issuance of capital lease obligation	—	—	—	1,313
Expiration of call option related to lease financing	—	—	—	3,375
Transfer of assets from Predecessor Entity to affiliate	—	—	—	588

24. Subsequent Events

Drop Down of Fuel Supply Interests

Pursuant to a Contribution Agreement (the “Contribution Agreement”), dated December 16, 2014, by and among the Partnership, CST and CST Services, an indirect wholly owned subsidiary of CST, on January 2, 2015, the Partnership completed the acquisition, effective January 1, 2015, of a 5% limited partner interest in CST Fuel Supply LP (“CST Fuel”) from CST Services in exchange for 1,497,946 newly issued common units representing limited partner interests in the Partnership.

CST Fuel owns 100% of the issued and outstanding membership interests in CST Marketing and Supply LLC (“CSTMS”), which is a party to a fuel supply agreement with a subsidiary of Valero Energy Corporation. The general partner of CST Fuel is CST USA, Inc., a wholly owned subsidiary of CST. CST will continue to indirectly own a 95% limited partner interest in CST Fuel.

Immediately prior to closing and effective January 1, 2015, CST Services, CSTMS and certain subsidiaries of CST Services (“Purchasers”) entered into a fuel distribution agreement (the “Fuel Distribution Agreement”), pursuant to which CSTMS, on an annual basis, sells and delivers to the Purchasers, and the Purchasers will purchase, for at least 10 years no less than 1.57 billion gallons of branded and unbranded motor fuels at a fixed net margin of $0.05 per gallon for resale at retail sites operated by such Purchasers.

The terms of the Contribution Agreement and Fuel Distribution Agreement were approved by the independent conflicts committee of the board of directors of the General Partner. The conflicts committee retained independent legal and financial advisors to assist in evaluating and negotiating the transaction. In approving the transaction, the conflicts committee based its decisions in part on an opinion from its independent financial advisor that the consideration to be paid by the Partnership is fair to the unaffiliated common unitholders of the Partnership from a financial point of view.

Landmark Acquisition

On January 8, 2015, CST and the Partnership jointly purchased 22 convenience stores from Landmark Industries. The stores operate under the Timewise brand name and provide Shell branded fuel. The sites are all owned fee simple and are located primarily in the San Antonio area. The Partnership purchased all of the real property and underground storage tanks as well as certain wholesale fuel distribution assets for $43.5 million, funded by borrowings under its Credit Facility. CST purchased the remaining personal property, working capital and the convenience store operations. The allocation of the purchase price between the Partnership and CST is subject to adjustment following completion of real property appraisals.

LGWS leases the acquired real estate to CST under triple net leases and LGW distributes wholesale fuel to CST under long term agreements with a fuel gross profit margin of approximately 5 cents per gallon.

The Partnership has not yet completed its preliminary valuation analysis and thus a purchase price allocation is not available.

Erickson Acquisition

On February 17, 2015, the Partnership completed the acquisition of all of the outstanding capital stock of Erickson Oil Products, Inc. (“Erickson”) and certain related assets from GST Non-Exempt Family Trust Created Under the David B. Erickson Revocable Trust UAD May 12, 2010 and GST Exempt Family Trust Created Under the David B. Erickson Revocable Trust UAD May 12, 2010 (collectively, the “Stock Sellers”), and certain real estate from Team Investments, LLC (together with the Stock Sellers, the “Sellers”). The purchase price was $85 million, subject to certain post-closing adjustments and indemnification and environmental remediation escrows, and was funded by borrowings under the Credit Facility.

Erickson operates 64 convenience store sites located in Minnesota, Michigan, Wisconsin and South Dakota, with a concentration in the Minneapolis / St. Paul region, of which 59 are owned in fee simple and five are leased under long term leases. Certain of the convenience store sites owned in fee simple are subject to a right of first refusal held by SuperAmerica Franchising LLC, which, if exercised, will reduce the purchase price.

In connection with the purchase, the Sellers and certain principals of the Sellers have agreed, subject to certain exceptions, not to engage directly or indirectly in the retail petroleum or convenience store business in a designated geographic area surrounding the purchased convenience store sites for a period of four years following the closing.

The Partnership has not yet completed its preliminary valuation analysis and thus a purchase price allocation is not available.

Grant of Equity-Based Incentive Compensation

Effective as of October 1, 2014, Mr. Topper is an employee of CST and no longer an employee of DMI. The disinterested members of the former board of directors of the General Partner authorized a grant of 10,997 profits interests pursuant to the Lehigh Gas Partners LP 2012 Incentive Award Plan to Mr. Topper, based on compensation earned by Mr. Topper for services rendered from January 1, 2014 through September 30, 2014. The profits interests will be granted in March 2015 and will be fully vested upon grant.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

CrossAmerica Partners LP and Lehigh Gas Entities (Predecessor)

For the Years Ended December 31, 2014 and 2013, for the Period October 31, 2012 through December 31, 2012 and for the Period January 1, 2012 through October 30, 2012

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Recoveries	Write Offs	Balance at End of Period
Year ended December 31, 2014
Allowance for doubtful accounts—accounts receivable	$136	$618	$—	$—	$—	$754
Valuation allowance—deferred tax assets	$7,093	$(1,418)	$—	$—	$—	$5,675

Year ended December 31, 2013
Allowance for doubtful accounts—accounts receivable	$—	$161	$—	$—	$25	$136
Valuation allowance—deferred tax assets	$9,893	$(1,543)	$(1,257)	$—	$—	$7,093

October 31, 2012 through December 31, 2012
Allowance for doubtful accounts—accounts receivable	$—	$—	$—	$—	$—	$—
Valuation allowance—deferred tax assets (a)	$—	$332	$9,561	$—	$—	$9,893

Lehigh Gas Entities (Predecessor)
January 1, 2012 through October 30, 2012
Allowance for doubtful accounts—accounts receivable	$37	$87	$—	$—	$—	$124

(a)	Upon the contribution from the Predecessor Entity, which was a non-taxable entity, to the Partnership, which has a wholly owned taxable subsidiary, a valuation allowance was recorded to fully reserve against the deferred tax assets recorded for the temporary differences between book and tax bases in the net liabilities contributed. As such, the valuation allowance recorded at the time of the contribution was charged against the Partners’ Capital—affiliates account of the Partnership. During 2013, in connection with updates to purchase accounting and subsequent assignment of assets and liabilities by the Partnership to LGWS, the Partnership reviewed its cumulative permanent and temporary differences. As a result of that review, the Partnership increased its net deferred tax assets that existed on the date of the contribution of net assets by the Predecessor to the Partnership by $8.5 million and increased its valuation allowance to fully offset these additional net deferred tax assets. The amount charged to other accounts has been revised to reflect this increase.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of March 20, 2014, among Pinehurst Petroleum, LLC, PMI Merger Sub, Inc., Petroleum Marketers, Incorporated, Petroleum Marketers, Incorporated Employee Stock Ownership Trust and Ronald R. Hare, in his capacity as Representative (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 1, 2014)

2.2	Asset Purchase Agreement, dated as of May 1, 2014, by and between Petroleum Marketers, Incorporated and Zimri Holdings, LLC (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 1, 2014)

2.3	Stock Purchase Agreement, dated as of December 9, 2014, by and among Minnesota Nice Holdings Inc., CrossAmerica Partners LP, GST Non-Exempt Family Trust Created Under the David B. Erickson Revocable Trust UAD May 12, 2010, and GST Exempt Family Trust Created Under the David B. Erickson Revocable Trust UAD May 12, 2010 (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on December 12, 2014)

2.4	Real Estate Purchase and Sale Agreement, dated as of December 9, 2014, by and among Minnesota Nice Holdings Inc., CrossAmerica Partners LP and Team Investments LLC (incorporated by reference herein to Exhibit 2.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on December 12, 2014)

3.1	Certificate of Limited Partnership of Lehigh Gas Partners LP (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 11, 2012)

3.2	Certificate of Amendment to Certificate of Limited Partnership of Lehigh Gas Partners LP (incorporated by referenced to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

3.3	First Amended and Restated Agreement of Limited Partnership of Lehigh Gas Partners LP, dated October 30, 2012, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC and Lehigh Gas Corporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 30, 2012)

3.4	First Amendment to First Amended and Restated Agreement of Limited Partnership of Lehigh Gas Partners LP, dated as of October 1, 2014 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

3.5	Second Amendment to First Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated as of December 3, 2014 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners, filed with the Securities and Exchange Commission on December 9, 2014)

10.1	Omnibus Agreement, dated as of October 30, 2012, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC, Lehigh Gas Corporation, Lehigh Gas—Ohio, LLC and Joseph V. Topper, Jr. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 30, 2012)

10.2	Amendment to Omnibus Agreement, dated as of May 1, 2014, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC and Lehigh Gas Corporation (incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 1, 2014)

10.3	Amended and Restated Omnibus Agreement, dated as of October 1, 2014, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC, Lehigh Gas Corporation, CST Services, LLC and Lehigh Gas-Ohio LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

10.4	Third Amended and Restated Credit Agreement, dated as of March 4, 2014, by and among the Lehigh Gas Partners LP, as borrower, certain domestic subsidiaries of Lehigh Gas Partners LP from time to time party thereto, the lenders party thereto, and RBS Citizens, N.A., KeyBank National Association and Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunners, Wells Fargo Bank National Association, as co-syndication agent, and KeyBank National Association, as co-syndication agent, Bank of America, N.A., as documentation agent, Manufacturers and Traders Trust Company, as documentation agent, Manufacturers And Traders Trust Company, as co-documentation agent, Royal Bank of Canada, as co-documentation agent, Santander Bank, N.A., as co-documentation agent, and Citizens Bank of Pennsylvania, as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 6, 2014)

10.5	First Amendment to Third Amended and Restated Credit Agreement, dated as of July 2, 2014, by and among Lehigh Gas Partners LP, certain domestic subsidiaries of Lehigh Gas Partners LP, the lenders from party thereto, and Citizens Bank of Pennsylvania, as administration agent for the lenders thereunder (incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on July 3, 2014)

10.6	Waiver, Second Amendment to Third Amended and Restated Credit Agreement and Joinder, dated as of September 30, 2014, by and among Lehigh Gas Partners LP and Lehigh Gas Wholesale Services, Inc., certain domestic subsidiaries of Lehigh Gas Partners LP, the lenders party thereto, and Citizens Bank of Pennsylvania, as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

10.7	Registration Rights Agreement, dated as of October 30, 2012, by and among CrossAmerica Partners LP, Joseph V. Topper, Jr., John B. Reilly, III, Lehigh Gas Corporation and certain of their affiliates (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 30, 2012)

10.8	PMPA Franchise Agreement, dated as of October 30, 2012, by and between Lehigh Gas Wholesale LLC and Lehigh Gas—Ohio, LLC (Supply Agreement with Lehigh Gas—Ohio, LLC) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 30, 2012)

10.9	Amendment to PMPA Franchise Agreement, dated as of October 1, 2014, by and between Lehigh Gas Wholesale LLC and Lehigh Gas-Ohio, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

10.10	Voting Agreement, dated as of October 1, 2014, by and among CST Brands, Inc., Joseph V. Topper, Jr., The 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. and Lehigh Gas Corporation (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K For CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

10.11	Lehigh Gas Partners LP 2012 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 10, 2012)

10.12	Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Phantom Units granted to executive officers from March 15, 2013 (incorporated herein by reference to Exhibit 10.6(a) to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 28, 2013)

10.13	Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Profits Interests with immediate vesting, granted to directors from March 14, 2014 (incorporated by reference to Exhibit 10.6(b) to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 10, 2014)

10.14	Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Profits Interests, with one year vesting, granted to directors from March 14, 2014 (incorporated by reference to Exhibit 10.6(c) to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 10, 2014)

10.15	Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Profits Interests granted to executive officers from March 14, 2014 (incorporated by reference to Exhibit 10.6(d) to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 10, 2014)

10.16	Lehigh Gas Partners LP Executive Income Continuity Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 30, 2014)

10.17	Lehigh Gas Partners LP Executive Income Continuity Plan (as amended) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 7, 2014)

10.18	Employment Agreement, dated as of October 1, 2014, by and between CST Services LLC and Joseph V. Topper, Jr. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

10.19	Master Lease Agreement, dated May 28, 2014, by and among LGP Realty Holdings LP, Lehigh Gas Wholesale Services, Inc. and Lehigh Gas-Ohio, LLC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 30, 2014)

10.20 *	GP Purchase Agreement, dated as of August 6, 2014, by and among Lehigh Gas Corporation, CST GP, LLC and CST Brands, Inc.

10.21 *	IDR Purchase Agreement, dated as of August 6, 2014, by and among The 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr., The 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr., CST Brands Holdings, LLC and CST Brands, Inc.

10.22 *	Contribution Agreement, dated as of December 16, 2014, by and among CST Brands, Inc., CST Services LLC and CrossAmerica Partners LP

21.1 *	List of Subsidiaries of CrossAmerica Partners LP

23.1 *	Consent of Grant Thornton LLP

31.1 *	Certification of Principal Executive Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 *	Certification of Principal Financial Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*†	Certification of Principal Executive Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

32.2*†	Certification of Principal Financial Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.