Form 10-Q
period 2015-03-31
CrossAmerica Partners LP
filed 2015-05-08
CIK 1538849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file No. 001-35711
CROSSAMERICA PARTNERS LP
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	45-4165414 (I.R.S. Employer Identification No.)
645 Hamilton Street, Suite 500
Allentown, PA
(Address of Principal Executive Offices)
18101
(Zip Code)
(610) 625-8000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 6, 2015, there were 17,026,321 common units and 7,525,000 subordinated units outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROSSAMERICA PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	March 31,	December 31,
	2015	2014
ASSETS	(Unaudited)
Current assets:
Cash	$4,863	$15,170
Accounts receivable, net of allowances of $924 and $754, respectively	27,120	23,435
Accounts receivable from related parties	11,694	14,897
Inventories	19,781	12,069
Assets held for sale	3,018	2,584
Other current assets, net	9,485	7,969
Total current assets	75,961	76,124
Property and equipment, net	478,202	391,499
Intangible assets, net	87,844	77,780
Goodwill	86,029	40,328
Deferred financing fees, net	6,512	6,881
Other assets	9,363	12,034
Total assets	$743,911	$604,646
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$8,275	$29,083
Accounts payable	44,808	33,575
Accrued expenses and other current liabilities	22,869	21,333
Motor fuel taxes payable	11,825	10,042
Total current liabilities	87,777	94,033
Debt and capital lease obligations, less current portion	397,875	261,284
Deferred tax liabilities	45,031	23,692
Asset retirement obligations	19,727	19,104
Other long-term liabilities	15,949	16,042
Total liabilities	566,359	414,155
Commitments and contingencies (Note 9)
Equity:
CrossAmerica Partners’ Capital
Common units—public (14,903,375 and 14,812,704 units issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	318,301	326,139
Common units—affiliates (2,122,946 and 625,000 units issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	(44,357)	(44,322)
Subordinated units—affiliates (7,525,000 units issued and outstanding at March 31, 2015 and December 31, 2014)	(96,342)	(91,295)
General Partner’s interest	—	—
Total CrossAmerica Partners’ Capital	177,602	190,522
Noncontrolling interests	(50)	(31)
Total equity	177,552	190,491
Total liabilities and equity	$743,911	$604,646
See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars, Except Share and per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating revenues(a)	$484,647	$482,021
Cost of sales(b)	449,651	465,354
Gross profit	34,996	16,667

Income from CST Fuel Supply equity	1,098	—
Operating expenses:
Operating expenses	13,737	2,168
General and administrative expenses	11,318	4,527
Depreciation, amortization and accretion expense	11,502	5,966
Total operating expenses	36,557	12,661
Gain on sales of assets, net	30	1,480
Operating income (loss)	(433)	5,486
Other income, net	59	104
Interest expense	(4,278)	(4,027)
Income (loss) before income taxes	(4,652)	1,563
Income tax expense (benefit)	(1,681)	135
Consolidated net income (loss)	(2,971)	1,428
Net loss attributable to noncontrolling interests	5	—
Net income (loss) attributable to CrossAmerica limited partners	(2,966)	1,428
Distributions to incentive distribution right holders	(170)	(31)
Net income (loss) available to CrossAmerica limited partners	$(3,136)	$1,397
Net income (loss) per CrossAmerica limited partner unit:
Basic earnings per common unit	$(0.13)	$0.07
Diluted earnings per common unit	$(0.13)	$0.07
Basic and diluted earnings per subordinated unit	$(0.13)	$0.07
Weighted-average CrossAmerica limited partner units:
Basic common units	16,935,125	11,115,643

Diluted common units(c)	17,057,909	11,156,261
Basic and diluted subordinated units	7,525,000	7,525,000
Total diluted common and subordinated units(c)	24,582,909	18,681,261

Supplemental information:
(a) Includes excise taxes of:	$20,511	$8,314
(a) Includes revenues from fuel sales to related parties of:	$98,924	$198,211
(a) Includes income from rentals of:	$11,732	$10,695
(b) Includes expenses from fuel sales to related parties of:	$96,040	$194,627
(b) Includes expenses from rentals of:	$3,522	$3,815
(c) Diluted common units are not used in the calculation of diluted earnings per common unit because to do so would be antidilutive.
See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Consolidated net income (loss)	$(2,971)	$1,428
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation, amortization and accretion expense	11,502	5,966
Amortization of deferred financing fees	369	983
Amortization of below (above) market leases, net	183	(8)
Provision for losses on doubtful accounts	175	68
Deferred income taxes	(2,739)	(6)
Equity-based employees and directors compensation expense	2,942	914
Gain on sales of assets, net	(30)	(1,480)
Gain on settlement of capital lease obligations	(25)	(97)
Changes in working capital, net of acquisitions	1,500	(6,989)
Net cash provided by operating activities	10,906	779
Cash flows from investing activities:
Capital expenditures	(520)	(2,747)
Principal payments received on notes receivable	563	37
Cash paid in connection with acquisitions, net of cash acquired	(125,791)	—
Net cash used in investing activities	(125,748)	(2,710)
Cash flows from financing activities:
Proceeds under the revolving credit facility	117,800	12,556
Payments of long-term debt	(13)	(12)
Payments of capital lease obligations	(671)	(623)
Debt issuance cost	—	(3,128)
Receivables repaid by related parties	873	—
Distributions paid to holders of incentive distribution rights	(170)	(31)
Distributions paid to noncontrolling interests	(14)	—
Distributions paid on common and subordinated units	(13,270)	(9,594)
Net cash provided by (used in) financing activities	104,535	(832)
Net decrease in cash	(10,307)	(2,763)
Cash at beginning of period	15,170	4,115
Cash at end of period	$4,863	$1,352
See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	DESCRIPTION OF BUSINESS AND OTHER DISCLOSURES
Description of Business
On October 1, 2014, CST Brands, Inc. (“CST”) completed the purchase of 100% of the membership interests in Lehigh Gas GP LLC (the “General Partner”) and incentive distribution rights (“IDRs”) of Lehigh Gas Partners LP. After the purchase of the membership interest in its General Partner, the name of Lehigh Gas Partners LP was changed to CrossAmerica Partners LP (“we,” “us,” “our,” “CrossAmerica” or “Company”). The General Partner manages our operations and business activities. The General Partner is managed and operated by the board of directors and executive officers of the General Partner. As a result of the acquisition of the membership interests in the General Partner, CST controls the General Partner and has the right to appoint all members of the board of directors of the General Partner.
Our business consists of:

•	the wholesale distribution of motor fuels (generally using unrelated third party transportation service providers);

•	the retail distribution of motor fuels to end customers at sites operated by commission agents or CrossAmerica;

•	the owning or leasing of sites used in the retail distribution of motor fuels and, in turn, generating rent income from the lease or sublease of the sites; and

•	the operation of convenience stores.
The financial statements are comprised of CrossAmerica and its wholly-owned subsidiaries. CrossAmerica’s primary operations are conducted by the following consolidated wholly owned subsidiaries:

•	Lehigh Gas Wholesale LLC (“LGW”), which distributes motor fuels on a wholesale basis;

•	LGP Realty Holdings LP (“LGPR”), which functions as the real estate holding company of CrossAmerica and holds the assets that generate qualified rental income under the the Internal Revenue Code; and

•
Lehigh Gas Wholesale Services, Inc. (“LGWS”), which owns and leases (or leases and sub-leases) real estate and personal property used in the retail distribution of motor fuels, which retail distribution income is non-qualified income under the the Internal Revenue Code, as well as provides maintenance and other services to its customers. In addition, LGWS distributes motor fuels on a retail basis to end customers at sites operated by commission agents. Effective April 30, 2014, LGWS also operates convenience stores through its acquisition of Petroleum Marketers Incorporated (“PMI”) and effective February 12, 2015, LGWS operates additional convenience stores as a result of its acquisition of Erickson Oil Products, Inc. (“Erickson”).

Recently Acquired Retail Sites
Our retail sites are classified as non-core to the consolidated operations of CST. Non-core stores are acquired sites that are under evaluation to determine whether they have the potential to be fully integrated into CST’s core store operations with respect to convenience store size, location or market demands; thereby being classified by CST as core stores. CST has a dedicated integration team that evaluates our newly acquired convenience stores and assesses their future potential. After evaluating the assets, the team makes a recommendation to classify the stores into the appropriate core or non-core category. We expect this evaluation to occur within twelve months of acquisition. All retail convenience stores we acquire through acquisition are first categorized as non-core. If these stores are not determined by CST to be core stores, these non-core stores will be evaluated for conversion to third party dealers or eventual divestment. By converting non-core stores into dealers, we continue to benefit from motor fuel distribution volumes as well as rental income from lease or sublease arrangements.
Interim Financial Statements
These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2014. Financial information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 included in the condensed notes to the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2014 has been derived from our audited financial statements and notes thereto as of that date.
Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Our business exhibits substantial seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in end customer activity behavior during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months.
Reclassifications
The statement of operations was revised from the presentation included in our Form 10-K for the year ended December 31, 2014 to conform to that presented in the Form 10-K filed by CST. As a result, certain reclassifications were made to prior period amounts to conform to the current year presentation. These reclassifications had no impact on net income or equity for any periods.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results and outcomes could differ from those estimates and assumptions. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances could result in revised estimates and assumptions.
Significant Accounting Policies
There have been no material changes to the significant accounting policies described in our Form 10-K.
New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03—Interest-Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective January 1, 2016. Early adoption is permitted. The guidance is to be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Management has not yet determined which period the guidance will be adopted. If the guidance were applicable at March 31, 2015, other noncurrent assets and long-term debt would be lower by $6.5 million.
In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606), which results in comprehensive new revenue accounting guidance, requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and develops a common revenue standard under U.S. GAAP and International Financial Reporting Standards. Specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance is effective January 1, 2017. Early adoption is not permitted. The guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. Management is currently evaluating this new guidance, including how it will apply the guidance at the date of adoption.
Certain other new financial accounting pronouncements have become effective for our financial statements and the adoption of these pronouncements will not affect our financial position or results of operations, nor will they require any additional disclosures.
Concentration Risk
Dunne Manning Stores LLC (formerly Lehigh Gas–Ohio, LLC and referred to as “LGO” or as an “affiliated dealer”) is an operator of retail sites that purchases a significant portion of its motor fuel requirements from us on a wholesale basis and then re-sells motor fuel on a retail basis. LGO also leases motor fuel stations from us. The financial results of LGO are not consolidated with ours. For the three months ended March 31, 2015, CrossAmerica distributed approximately 17% of its total wholesale distribution volumes to LGO. For more information regarding transactions with LGO, see Note 8.
CrossAmerica purchases a substantial amount of motor fuel from three suppliers. For the three months ended March 31, 2015, CrossAmerica’s wholesale business purchased approximately 27%, 26% and 22% of its motor fuel from ExxonMobil, BP and

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Motiva, respectively. No other fuel suppliers accounted for 10% or more of CrossAmerica's fuel purchases in the first quarter of 2015.
The store personnel at the convenience stores we acquired from PMI are employees of Pinehurst Services LLC, to which we pay a management fee pursuant to the terms of an employee staffing agreement. Pinehurst Services LLC employs approximately 750 people that support our convenience store operations and is owned and managed by an unrelated party. We incurred $6.1 million in management fees for the three months ended March 31, 2015 under the employee staffing agreement, which is included in operating expenses on the statement of operations.
Note 2. ACQUISITIONS
Purchase (“Drop Down”) of CST Wholesale Fuel Supply Equity Interests
In January 2015, we closed on the purchase of a 5% limited partner equity interest in CST’s wholesale motor fuel supply business (“CST Fuel Supply”) in exchange for common units representing an approximate 6.1% limited partner interest in CrossAmerica. The value of the common units at closing was approximately $60.4 million.
See Note 8 for additional disclosures.
Acquisition of Landmark Industries Stores (“Landmark”)
In January 2015, CST and CrossAmerica jointly purchased 22 convenience stores from Landmark. CrossAmerica purchased the real property of the 22 fee sites as well as certain wholesale fuel distribution assets for an initial payment of $43.5 million. A final adjustment to the purchase price between CrossAmerica and CST was made related to the purchase of certain property so that the aggregate final purchase price paid by CrossAmerica is $41.3 million.
LGWS leases the acquired real property to CST under triple net leases at a lease rate of 7.5% and LGW distributes wholesale fuel to CST under long term agreements with a fuel gross profit margin of approximately $0.05 per gallon.
The following table summarizes the final fair values, after the adjustment, of the assets acquired at the acquisition date (in thousands):

Property and equipment	$24,129
Other assets	5,345
Goodwill	11,851
Total consideration	$41,325
The fair value of property and equipment, which consisted of land, buildings and equipment, was based on a cost approach, with the fair value being estimated by reference to the replacement cost to obtain a substitute asset of comparable features and functionality, and is the amount a willing market participant would pay for such an asset, taking into consideration the asset condition as well as any physical deterioration, functional obsolescence, and/or economic obsolescence. The buildings are being depreciated on a straight-line basis, with estimated useful lives of 20 years.
The other assets consist of net deferred tax assets associated with the difference between the book and tax bases of the net assets acquired.
A substantial portion of the goodwill represents the value that would have been allocated to wholesale fuel distribution rights. However because the acquired wholesale fuel distribution rights relate to entities under common control, this identifiable intangible is not permitted under GAAP to be recognized and therefore the value has been allocated to goodwill. Goodwill has been assigned to the wholesale segment.
Aggregate incremental revenues since the closing of the Landmark acquisition included in CrossAmerica’s statement of operations were $12.2 million for the three months ended March 31, 2015.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Erickson
In February 2015, CrossAmerica closed on the purchase of all of the outstanding capital stock of Erickson and separate purchases of certain related assets with an aggregate purchase price of $84.9 million, subject to certain post-closing adjustments. These transactions resulted in the acquisition of a total of 64 retail sites located in Minnesota, Michigan, Wisconsin and South Dakota.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets (excluding inventories)	$4,080
Inventories	8,484
Property and equipment	72,052
Intangibles	14,010
Goodwill	32,495
Current liabilities	(19,818)
Deferred tax liabilities	(29,102)
Other liabilities	(273)
Total consideration, net of cash acquired	$81,928
The fair value of inventory was estimated at retail selling price less estimated costs to sell and a reasonable profit allowance for the selling effort.
The fair value of property and equipment, which consisted of land, buildings and equipment, was based on a cost approach. The buildings and equipment are being depreciated on a straight-line basis, with estimated remaining useful lives of 15 years for the buildings and 5 to 10 years for equipment.
The $11.7 million fair value of the wholesale fuel distribution rights was based on an income approach, with the fair value estimated to be the present value of incremental after-tax cash flows attributable solely to the wholesale fuel distribution rights over their estimated remaining useful life, using probability-weighted cash flows and using discount rates considered appropriate given the inherent risks associated with this type of transaction. Management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel distribution rights are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.
Goodwill recorded is primarily attributable to the deferred tax liabilities arising from the application of purchase accounting. Goodwill has not yet been assigned to a segment.
Aggregate incremental revenues since the closing of the Erickson acquisition included in CrossAmerica’s statement of operations were $34.1 million for the three months ended March 31, 2015.
Our pro forma results, assuming we acquired Erickson on January 1, 2014, would have been (in thousands):

	Three Months Ended March 31,
	2015	2014
Total revenues	$512,991	$561,054
Net income	$(2,788)	$34
Net income per limited partnership unit	$(0.12)	$—

Note 3. ASSETS HELD FOR SALE
CrossAmerica has classified five sites as held for sale at March 31, 2015 and December 31, 2014. In addition, PMI’s transportation assets were also classified as assets held for sale at March 31, 2015. These assets are expected to be sold in 2015. Assets held for sale (at cost) were as follows (in thousands):

	March 31,	December 31,
	2015	2014
Land	$1,984	$1,984
Buildings and improvements	783	782
Equipment and other	989	464
Total	3,756	3,230
Less accumulated depreciation	(738)	(646)
Assets held for sale	$3,018	$2,584
Note 4. INVENTORIES
Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Convenience store merchandise	$12,861	$6,829
Motor fuel	6,920	5,240
Inventories	$19,781	$12,069
Note 5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Land	$195,316	$153,181
Retail site buildings	213,079	176,839
Leasehold improvements	8,562	8,660
Equipment and other	127,620	111,285
Construction in progress	4,062	4,873
Property and equipment, at cost	548,639	454,838
Accumulated depreciation and amortization	(70,437)	(63,339)
Property and equipment, net	$478,202	$391,499

Note 6. INTANGIBLE ASSETS
Intangible assets consisted of the following (in thousands):

	March 31, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply agreements	$56,326	$(18,142)	$38,184	$56,326	$(15,915)	$40,411
Wholesale fuel distribution rights	43,473	(5,800)	37,673	31,803	(4,860)	26,943
Trademarks	2,054	(514)	1,540	1,484	(433)	1,051
Covenant not to compete	3,731	(962)	2,769	2,951	(776)	2,175
Below market leases	11,151	(3,473)	7,678	10,161	(2,961)	7,200
Total intangible assets	$116,735	$(28,891)	$87,844	$102,725	$(24,945)	$77,780
Note 7. DEBT
Our balances for long-term debt and capital leases are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Revolving credit facility	$318,200	$200,400
Financing obligation associated with Rocky Top acquisition	26,250	26,250
Note payable	916	929
Lease financing obligations	60,784	62,788
Total	406,150	290,367
Less current portion	8,275	29,083
Noncurrent portion	$397,875	$261,284
Letters of credit outstanding at March 31, 2015 and December 31, 2014 totaled $16.4 million. The amount of availability at March 31, 2015 under the revolving credit facility, after taking into account outstanding letters of credit and debt covenant constraints, was $27.6 million. In connection with future acquisitions in 2015, the revolving credit facility requires, among other things, that we have, after giving effect to such acquisition, at least $20.0 million of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition.
In connection with the Rocky Top acquisition that we completed on September 24, 2013, we entered into a lease for certain sites for which CrossAmerica is obligated to purchase these sites, at the election of the seller, either (a) in whole on or about August 1, 2015, or (b) in approximately equal parts over a 5 year period for an average of $5.3 million per year beginning in 2016. At December 31, 2014, CrossAmerica classified the entire balance of the financing obligation associated with the Rocky Top acquisition as current due to the possibility that CrossAmerica would be required to fund the obligation in 2015. In 2015, the sellers gave notice that the put option would not be exercised, and CrossAmerica reclassified $20.8 million to noncurrent as of March 31, 2015.
Financial Covenants and Interest Rate
The Company’s revolving credit facility contains financial covenants consisting of a Total Leverage Ratio (as defined in the Credit Agreement) for the most recently completed four fiscal quarters of less than or equal to 5.00 to 1.00 and a consolidated interest coverage ratio (as defined in the Credit Agreement) of greater than or equal to 2.75 to 1.00. As of March 31, 2015, CrossAmerica was in compliance with the covenants.
The majority of our outstanding borrowings under the revolving credit facility bear interest at the London Interbank Offered Rate plus a margin of 3%, with the remaining borrowings at the prime rate plus a margin of 2%. Our borrowings had a weighted-average rate of 3.50% as of March 31, 2015.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. RELATED-PARTY TRANSACTIONS
Transactions with CST
Fuel Sales and Rental Income
CrossAmerica leases certain retail sites and sells motor fuel to CST under a fuel distribution agreement and lease agreement having initial 10-year terms. The fuel distribution agreement provides CrossAmerica with a fixed wholesale mark-up per gallon and the lease agreement is a triple net lease.
Revenues from fuel sales, cost of revenues from fuel sales and rental income from CST were as follows (in thousands):

Three Months Ended
March 31,
2015
Revenues from fuel sales to CST	$28,540
Rental income from CST	1,026
Receivables from CST totaled $4.3 million and $3.2 million at March 31, 2015 and December 31, 2014, respectively.
Purchase of CST Fuel Supply Equity Interests
As discussed in Note 2, in January 2015, we closed on the purchase of a 5% limited partner equity interest in CST Fuel Supply. Because this was a transaction between entities under common control, CrossAmerica recorded its investment in CST Fuel Supply based on the carrying value recorded on CST’s balance sheet, which was immaterial at the date of acquisition. The issuance of common units resulted in a credit to partners’ capital in the amount of $60.4 million. The excess of the purchase price paid by us over the carrying value recorded on CST’s balance sheet was recorded as a distribution to CST.
CrossAmerica accounts for the equity interest in the net income of CST Fuel Supply as “Income from CST Fuel Supply” on its statement of operations, which amounted to $1.1 million for the three months ended March 31, 2015.
Transactions with LGO
LGO is an entity affiliated with Joseph V. Topper, Jr., our Chief Executive Officer. LGO is an operator of retail motor fuel stations that purchases all of its motor fuel requirements from us on a wholesale basis. LGO leases certain retail sites from us in accordance with a master lease agreement between LGO and CrossAmerica.
Revenues from fuel sales and rental income from LGO were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues from fuel sales to LGO	$70,384	$174,405
Rental income from LGO	$4,898	$5,407
Fuel is sold to LGO at our cost plus a fixed mark-up per gallon. Receivables from LGO totaled $10.3 million at March 31, 2015 and December 31, 2014.
Omnibus Agreement and Management Fees
In connection with our initial public offering on October 30, 2012 (the “IPO”), we entered into an Omnibus Agreement (the “Original Omnibus Agreement”) by and among CrossAmerica, the General Partner, Dunne Manning Inc. (“DMI”), LGO and, for limited purposes, Joseph V. Topper, Jr. CrossAmerica incurred $1.7 million in management fees for the three months ended March 31, 2014, classified as general and administrative expenses in the statement of operations.
CrossAmerica entered into an Amended and Restated Omnibus Agreement, dated October 1, 2014, by and among CrossAmerica, the General Partner, DMI, CST, LGO and Joseph V. Topper, Jr. (the “Amended Omnibus Agreement”), which amends and restates the Original Omnibus Agreement. The current fee for the management services provided by CST to CrossAmerica is $643,000 per month, plus a variable rate based on the wholesale motor fuel gallons distributed by CrossAmerica. For the three months ended March 31, 2015, CST billed CrossAmerica $1.9 million for the fixed fee, $0.5 million in variable fees, $0.2 million in other

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

management related fees and allocated $1.6 million in non-cash stock-based compensation and $0.3 million of incentive compensation. CST and CrossAmerica have the right to negotiate the amount of the management fee on an annual basis, or more often as circumstances require.
Aircraft Usage Costs
From time to time, CrossAmerica uses aircraft owned by a group of individuals that includes Joseph V. Topper, Jr. and another member of the board of directors of the General Partner as previously approved in August 2013 by the independent members of the Conflicts Committee. CrossAmerica incurred $0.1 million for the use of these aircraft for the three months ended March 31, 2015.
Receivables from Zimri DM, LLC
In connection with the purchase of PMI in May 2014, CrossAmerica divested the PMI lubricants business to a third party for $14.0 million. A trust controlled by Joseph V. Topper, Jr. financed this purchase pursuant to a loan to the third party. The financing by Mr. Topper’s trust had been approved by the conflicts committee of the board of directors of the General Partner. Subsequent to this divestiture, PMI continued to provide certain services to the third party pursuant to transition services agreements and made other advances that resulted in outstanding receivables to CrossAmerica from the third party. In November 2014, a company affiliated with Mr. Topper purchased the equity interests of Zimri DM, LLC (“Zimri”), which operated the lubricants business, from the third party, subject to its liabilities including the amounts owed to CrossAmerica. The receivables recorded on CrossAmerica’s books from Zimri at December 31, 2014 were $2.5 million. As of March 31, 2015, such receivables were $2.0 million. As of May 7, 2015, there are no remaining receivables.
Note 9. COMMITMENTS AND CONTINGENCIES
Litigation Matters
We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, environmental damages, employment-related claims and damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. None of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. In all instances, management has assessed the matter based on current information and made a judgment concerning its potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success. Management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainties of litigation.
Environmental Matters
Environmental liabilities related to the sites contributed to CrossAmerica in connection with its initial public offering have not been assigned to CrossAmerica, and are still the responsibility of the Predecessor Entities (see the Annual Report on Form 10-K for the year ended December 31, 2014, for additional discussion of the Predecessor Entities). Under the Amended and Restated Omnibus Agreement, certain of the Predecessor Entities must indemnify CrossAmerica for any costs or expenses that it incurs for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the initial public offering of CrossAmerica for contributed sites. The Predecessor Entities’ environmental liabilities and corresponding indemnification assets had balances of $14.1 million and $12.1 million, respectively, at March 31, 2015.
Note 10. FAIR VALUE MEASUREMENTS
CrossAmerica measures and reports certain financial and non-financial assets and liabilities on a fair value basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). U.S. GAAP specifies a three-level hierarchy that is used when measuring and disclosing fair value. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. The following is a description of the three hierarchy levels.
Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Active markets are considered to be those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 2—Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in inactive markets.
Level 3—Unobservable inputs are not corroborated by market data. This category is comprised of financial and non-financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies using significant inputs that are generally less readily observable from objective sources.
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels in 2015 or 2014.
As further discussed in Note 12, CrossAmerica has accrued for unvested phantom units and vested and unvested profits interests as a liability and adjusts that liability on a recurring basis based on the market price of CrossAmerica’s common units each balance sheet date. Such fair value measurements are deemed Level 1 measurements.
Financial Instruments
The fair value of CrossAmerica’s accounts receivable, notes receivable, and accounts payable approximated their carrying values as of March 31, 2015 and December 31, 2014 due to the short-term maturity of these instruments. The fair value of the revolving credit facility approximated its carrying value of $318.2 million as of March 31, 2015 and $200.4 million as of December 31, 2014 due to the frequency with which interest rates are reset based on changes in prevailing interest rates.
Note 11. PARTNERS’ CAPITAL
In March 2015, 90,671 common units were issued (net of units withheld for income taxes) as a result of the vesting of phantom units previously issued primarily to CST employees who provide services principally to CrossAmerica. See Note 12 for additional information.
In March 2014, we contributed our investments in our operating subsidiaries and certain other assets and liabilities to LGP Operations LLC (“LGP Operations”), a wholly-owned subsidiary. Also in March 2014, LGP Operations granted profits interests to certain employees of DMI, which are represented by Class B Units in LGP Operations. Upon vesting, Class B Unitholders will be entitled to receive cash distributions proportionate to those received by common unitholders. Class B Units are redeemable two years after they were granted, subject to certain limitations, for cash or common units at the discretion of the board of directors of the General Partner.
Because the Class B Units are an interest in the equity of LGP Operations, they represent a noncontrolling interest from our perspective. As such, the Class B Units are presented as a noncontrolling interest on the balance sheet and the Class B Unitholders’ interest in the net income (loss) of LGP Operations is presented as net income (loss) attributable to noncontrolling interests on the statements of operations.
Note 12. EQUITY-BASED COMPENSATION
Overview
Compensation expense for our equity-based compensation plans is based on the fair value of the awards granted and is recognized in income on a straight-line basis over the requisite service period of each vesting tranche. We record stock-based compensation as a component of general and administrative expenses in the statements of operations. Compensation expense for the three months ended March 31, 2015 and 2014 was $2.9 million and $0.9 million, respectively.
CrossAmerica Equity-Based Awards
Grants of equity-based awards occurred in the first quarter of 2015 and consisted of:

	Number of Securities	Weighted-Avg Grant-Date Fair Value
Phantom units	35,814	$33.95
Profits interests	34,728	$33.95
These awards were fully vested on the date of grant. Previously issued awards generally vest in equal increments on the first, second and third anniversaries of their date of grant. It is the intent of CrossAmerica to settle the phantom units upon vesting by

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issuing common units and to settle the profits interests upon conversion by the grantee by issuing common units. However, the awards may be settled in cash at the discretion of the Board of Directors of the General Partner.
Since CrossAmerica grants awards to employees of CST, and since the grants may be settled in cash, unvested phantom units and vested and unvested profits interests receive fair value accounting treatment. As such, they are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. The balance of the accrual at March 31, 2015 and December 31, 2014 totaled $1.7 million and $5.0 million, respectively.
CST Awards
Approximately 142,000 CST stock based awards were granted to certain employees of CST for services rendered on behalf of CrossAmerica and $1.6 million of expense associated with the awards was allocated to CrossAmerica under the Amended Omnibus Agreement.
Awards to Officers
In April 2015, in connection with his appointment as President, CrossAmerica granted 4,077 phantom units to Jeremy Bergeron with a fair value of $0.1 million. This award will vest in equal increments on the first, second and third anniversaries of the date of grant. This award was accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of distributions authorized to be paid to the holders of common units.
Additionally, in April 2015, in connection with an executive retention agreement, CST granted 7,902 restricted stock units with a fair value of $0.4 million to Dave Hrinak, the Executive Vice President and COO of CrossAmerica. One third of this award will vest on October 1, 2015, and the remaining awards will vest in equal increments on the first and second anniversaries of that date. The awards will receive dividend equivalent payments.
Awards to Members of the Board of Directors
In 2014, CrossAmerica granted 6,141 phantom units to the non-employee members of the Board of Directors of the General Partner as a portion of director compensation, which will vest on November 10, 2015.
The fair value of these awards at March 31, 2015, including previously issued fully vested profits interests that have not been converted into common units, was $0.6 million. Compensation expense was not significant for the three months ended March 31, 2015 and 2014.
Note 13. NET INCOME PER LIMITED PARTNER UNIT
Under the partnership agreement of CrossAmerica (the “Partnership Agreement”), the holders of CrossAmerica’s incentive distribution rights (“IDRs”) have an interest in distributions from CrossAmerica that are increasing percentages starting at 15% of quarterly distributions out of the operating surplus (as defined in our Partnership Agreement) in excess of $0.5031 per limited partner unit. CrossAmerica’s undistributed net income is generally allocable pro rata to the common and subordinated unitholders, except where common unitholders have received cash distributions in excess of the subordinated unitholders. In that circumstance, net income is allocated to the common unitholders first in support of such excess cash distribution paid to them and the remainder of the net income is allocable pro rata to the common and subordinated unitholders. Losses are generally allocable pro rata to the common and subordinated unitholders in accordance with the Partnership Agreement unless a loss would create or increase a Partnership deficit balance, in which case the loss would be allocated to the General Partner.
In addition to the common and subordinated units, CrossAmerica has identified the IDRs as participating securities and computes income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income as specified in the Partnership Agreement. Net income per unit applicable to limited partners (including common and subordinated unitholders) is computed by dividing the limited partners’ interest in net income, after deducting the General Partner’s interest in net income, including the IDRs, by the weighted-average number of outstanding common and subordinated units.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of net income (loss) and weighted-average units used in computing basic and diluted net income (loss) per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2015		2014
	Common Units	Subordinated Units	Common Units	Subordinated Units
Numerator:
Distributions paid(a)	$9,188	$4,082	$5,737	$3,857
Allocation of distributions in excess of net income(b)	(11,359)	(5,047)	(4,904)	(3,293)
Limited partners’ interest in net income (loss) -basic	(2,171)	(965)	833	564
Adjustment for phantom units	—	—	1	—
Limited partners’ interest in net income (loss) -diluted	$(2,171)	$(965)	$834	$564

Denominator:
Weighted average limited partnership units outstanding-basic	16,935,125	7,525,000	11,115,643	7,525,000
Adjustment for phantom units	—	—	40,618	—
Weighted average limited partnership units outstanding-diluted(c)	16,935,125	7,525,000	11,156,261	7,525,000

Net income per limited partnership unit-basic	$(0.13)	$(0.13)	$0.07	$0.07
Net income per limited partnership unit-diluted	$(0.13)	$(0.13)	$0.07	$0.07

(a)	Distributions paid per unit were $0.5425 and $0.5125 during the three months ended March 31, 2015 and 2014, respectively.

(b)	Allocation of distributions in excess of net income is based on a pro rata proportion to the common and subordinated units as outlined in the Partnership Agreement.

(c)	Excludes 122,784 potentially dilutive securities from the calculation of diluted earnings per common unit because to do so would be antidilutive for the three months ended March 31, 2015.
Note 14. INCOME TAXES
As a limited partnership, CrossAmerica is not subject to federal and state income taxes. Income tax attributable to CrossAmerica’s taxable income, which may differ significantly from income for financial statement purposes, is assessed at the individual level of the limited partner unit holders. CrossAmerica is subject to a statutory requirement that non-qualifying income, as defined by the Internal Revenue Code, cannot exceed 10% of total gross income for the calendar year. If non-qualifying income exceeds this statutory limit, CrossAmerica would be taxed as a corporation. The non-qualifying income did not exceed the statutory limit in any period.
Certain activities that generate non-qualifying income are conducted through CrossAmerica’s wholly-owned taxable subsidiaries that are corporations, LGWS and its subsidiaries. Current and deferred income taxes are recognized on the earnings of the corporate subsidiaries. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates.
The Company's tax benefit for the three months ended March 31, 2015 was $1.7 million on a loss before income taxes of $4.7 million. This benefit includes a decrease in the valuation allowance of $0.4 million. The Company's tax expense for the three months ended March 31, 2014 was $0.1 million on income before taxes of $1.6 million. The effective tax rate was lower than the combined federal and state statutory rate due to the fact that only the corporate operations are subject to income tax.
Note 15. SEGMENT REPORTING
CrossAmerica conducts its business in two segments: 1) the wholesale segment and 2) the retail segment, which includes the retail operations of the convenience stores acquired in the PMI and Erickson transactions as well as the retail sale of motor fuels at sites operated by commission agents. A commission agent is a retail site where we retain title to the motor fuel inventory and sell it directly to our end user customers; therefore, we manage motor fuel inventory pricing and retain the gross profit on motor fuel

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sales. We pay a commission to the agent who operates the retail site. Effective with the first quarter of 2015 management adopted operating income as a measure for disclosing our segments. Unallocated costs consist primarily of general and administrative expenses and the elimination of the retail segment’s intersegment cost of revenues from fuel sales against the wholesale segment’s intersegment revenues from fuel sales. The profit in ending inventory generated by the intersegment fuel sale is also eliminated. Total assets by segment are not presented as the chief operating decision maker does not currently assess performance or allocate resources based on that data.
The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended March 31, 2015:
Revenues from fuel sales to external customers	$330,535	$106,193	$—	$436,728
Intersegment revenues from fuel sales	108,315	—	(108,315)	—
Revenues from food and merchandise sales	—	34,863	—	34,863
Rent income	10,529	1,203	—	11,732
Other revenue	680	644	—	1,324
Total revenues	$450,059	$142,903	$(108,315)	$484,647
Depreciation, amortization and accretion expense	$8,773	$2,729	$—	$11,502
Operating income (loss)	$9,731	$1,316	$(11,480)	$(433)
Total expenditures for long-lived assets (including acquisitions)	$44,278	$82,033	$—	$126,311

Three Months Ended March 31, 2014:
Revenues from fuel sales to external customers	$417,887	$53,302	$—	$471,189
Intersegment revenues from fuel sales	44,685	—	(44,685)	—
Rent income	9,641	1,054	—	10,695
Other revenue	137	—	—	137
Total revenues	$472,350	$54,356	$(44,685)	$482,021
Depreciation, amortization and accretion expense	$5,479	$487	$—	$5,966
Operating income (loss)	$9,670	$374	$(4,558)	$5,486
Total expenditures for long-lived assets (including acquisitions)	$2,628	$119	$—	$2,747

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Decrease (increase):
Accounts receivable	$(2,266)	$(1,385)
Accounts receivable from related parties	1,865	(1,571)
Inventories	772	(484)
Other current assets	838	(535)
Other assets	1,822	(3,884)
Increase (decrease):
Accounts payable	2,806	1,741
Motor fuel taxes payable	355	1,022
Accrued expenses and other current liabilities	(4,482)	(1,975)
Environmental liability	—	284
Other long-term liabilities	(210)	(202)
Changes in working capital	$1,500	$(6,989)
The above changes in current assets and current liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.
Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2015	2014
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3,846	$3,180
Cash paid for income taxes	$30	$209
Supplemental schedule of non-cash investing and financing activities (in thousands):

	Three Months Ended March 31,
	2015	2014
Sale of property and equipment in Section 1031 like-kind exchange transaction	$—	$(2,429)
Terminated capital lease obligations	$(1,333)	$(202)
Change in estimate of asset retirement obligations	$496	$—
Note 17. TERMINATION BENEFITS
As a result of the continued integration of certain processes and systems for our recently acquired businesses, CrossAmerica committed to a workforce reduction affecting certain employees in our retail segment for which the expected completion date is December 31, 2015. We are recognizing $1.8 million of estimated cost of severance and other benefits ratably over the required service period.
At December 31, 2014, we had a $2.4 million accrual for severance and benefit costs related to certain officers who terminated their employment.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A rollforward of the liability for severance and other termination benefits is as follows (in thousands):

Balance at December 31, 2014	$2,357
Provision for termination benefits (included in general and administrative expenses)	381
Termination benefits paid	(26)
Balance at March 31, 2015	$2,712

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT FOR THE PURPOSE OF FORWARD LOOKING STATEMENTS
This quarterly report includes forward-looking statements. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, credit ratings, distribution growth, potential growth opportunities, potential operating performance improvements, potential improvements in return on capital employed, the effects of competition and the effects of future legislation or regulations. You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “guidance,” “outlook,” “effort,” “target” and similar expressions. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. These forward-looking statements include, among other things, statements regarding:

•	our anticipated level of capital investments, primarily through third party acquisitions and drop down transactions with CST, and the effect of these capital investments on our results of operations;

•	anticipated trends in the demand for, and volumes sold of, gasoline and diesel in the regions where we operate;

•	expectations regarding environmental, tax and other regulatory initiatives; and

•	the effect of general economic and other conditions on our business.
In general, we based the forward-looking statements on our current expectations, estimates and projections about our company and the industry in which we operate. We caution you that these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	availability of cash flow to pay the current quarterly distributions on our common units;

•	the availability and cost of competing motor fuels;

•	fuel price volatility or a reduction in demand for motor fuels;

•	competition in the industries and geographical areas in which we operate;

•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	our existing or future indebtedness;

•	our liquidity, results of operations and financial condition;

•	failure to comply with applicable tax and other regulations or governmental policies;

•	future legislation and changes in regulations or governmental policies or changes in enforcement or interpretations thereof;

•	future income tax legislation;

•	changes in energy policy;

•	increases in energy conservation efforts;

•	technological advances;

•	volatility in the capital and credit markets;

•	the impact of worldwide economic and political conditions;

•	the impact of wars and acts of terrorism;

•	weather conditions or catastrophic weather-related damage;

•	earthquakes and other natural disasters;

•	hazards and risks associated with transporting and storing motor fuel;

•	unexpected environmental liabilities;

•	the outcome of pending or future litigation;

•
our ability to comply with federal, provincial and state regulations, including those related to environmental matters, the sale of alcohol, cigarettes and fresh foods, and employment laws and health benefits;

•	CST’s business strategy and operations and CST’s conflicts of interest with us; and

•	the ability of CST to successfully integrate our operations and employees.
You should consider the areas of risk described above, as well as those set forth in the section entitled “Risk Factors” included in our Form 10-K for the year ended December 31, 2014, in connection with considering any forward-looking statements that may be made by us and our businesses generally. We cannot assure you that projected results or events reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements included in this report are made as of the date of this report. We undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This section is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to these financial statements contained elsewhere in this report, this MD&A section and the consolidated financial statements and accompanying notes to those financial statements in our 2014 Form 10-K. Our 2014 Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations.
MD&A is organized as follows:

•	Significant Factors Affecting Our Profitability—This section describes the significant impact on our results of operations caused by crude oil commodity price volatility and seasonality.

•
Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three months ended March 31, 2015 and 2014, and an outlook for our business.

•
Liquidity and Capital Resources—This section provides a discussion of our financial condition and cash flows. It also includes a discussion of our debt, capital requirements and other matters impacting our liquidity and capital resources.

•
New Accounting Policies—This section describes new accounting pronouncements that we have already adopted, those that we are required to adopt in the future, and those that became applicable in the current year as a result of new circumstances.

•	Critical Accounting Policies—This section describes the accounting policies and estimates that we consider most important for our business and that require significant judgment.
Significant Factors Affecting our Profitability
The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit
Wholesale segment
The prices paid to our motor fuel suppliers for wholesale motor fuel are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and correspondingly the market prices of wholesale motor fuel, experience significant and rapid fluctuations. While a significant portion of our wholesale gross profits are derived from sales at fixed amounts over cost, our gross profits still experience variability. A portion of our gross profit margin is generated from payment discounts and incentives that are based on the price of wholesale motor fuel (which generally increases or decreases with the price of crude oil). As such, in periods of declining wholesale motor fuel prices, our profit margin is negatively affected and, in periods of rising wholesale motor fuel prices, our profit margin is positively affected.
Retail segment
We attempt to pass along wholesale motor fuel price changes to our retail customers through “at the pump” retail price changes; however, market conditions do not always allow us to do so immediately. The timing of any related increase or decrease in “at the pump” retail motor fuel prices is affected by competitive conditions in each geographic market in which we operate. As such, the retail prices we charge our customers for motor fuel and the gross profit we receive on our retail motor fuel sales can increase or decrease significantly and rapidly over short periods of time due to the volatility of crude oil and wholesale motor fuel prices. It has been our experience, however, that over time, motor fuel gross profits are less affected by the volatility of crude oil and wholesale motor fuel prices as we and our competitors successfully pass along wholesale motor fuel price changes to consumers.
Seasonality Effects on Volumes
Our business exhibits substantial seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in end customer activity behavior during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months.

Results of Operations
Consolidated Income Statement Analysis
Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Operating revenues	$484,647	$482,021
Cost of sales	449,651	465,354
Gross profit	34,996	16,667

Income from CST Fuel Supply	1,098	—
Operating expenses:
Operating expenses	13,737	2,168
General and administrative expenses	11,318	4,527
Depreciation, amortization and accretion expense	11,502	5,966
Total operating expenses	36,557	12,661
Gain on sales of assets, net	30	1,480
Operating income (loss)	(433)	5,486
Other income, net	59	104
Interest expense	(4,278)	(4,027)
Income (loss) before income taxes	(4,652)	1,563
Income tax expense (benefit)	(1,681)	135
Consolidated net income (loss)	(2,971)	1,428
Net loss attributable to noncontrolling interests	5	—
Distributions to incentive distribution right holders	(170)	(31)
Net income (loss) available to CrossAmerica limited partners	$(3,136)	$1,397

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Consolidated Results
Operating revenues increased $2.6 million, or 1%, while gross profit increased $18.3 million, or 110%.
Operating revenues
Significant items impacting these results prior to the elimination of intercompany revenues were:

•	An $88.5 million, or 163%, increase in our Retail segment primarily attributable to:

◦
An increase of $109.6 million from a 206% increase in motor fuel volume sold, primarily related to 66.9 million gallons attributable to the PMI acquisition and 8.6 million gallons attributable to the Erickson acquisition.

◦	A $34.9 million increase in our merchandise revenues attributable to convenience store operations from the PMI and the Erickson acquisitions.

◦
Partially offsetting these revenue increases was a decline of $56.7 million primarily attributable to a decrease in the retail price of our motor fuel driven by a decline in wholesale motor fuel prices.

•	A $22.3 million, or 5%, decline in our Wholesale segment primarily attributable to:

◦
A $238.9 million decline attributable to a decrease in the wholesale price of our motor fuel. The average daily spot price of New York Harbor Conventional (“NYHC”) gasoline decreased to $1.54 per gallon during the first quarter of 2015, compared to $2.74 per gallon during the first quarter of 2014.

◦	Partially offsetting this decline was a $215.2 million increase primarily related to a 47% increase in volume from our 2014 and 2015 acquisitions.

◦	Rent income increased $0.9 million in our wholesale segment driven by additional rent income from the Nice N Easy Grocery Shoppes (“Nice N Easy”) and Landmark acquisitions.
Intercompany revenues
We present the results of operations of our segments consistent with how our management views the business. Therefore, our segments are presented before intercompany eliminations (which consist of motor fuel sold from our Wholesale segment to our Retail segment). As a result, in order to reconcile to our consolidated change in revenue, a discussion of the change in intercompany revenue is included in our consolidated MD&A discussion.

•
Our intercompany revenues increased $63.6 million, primarily attributable to an increase in our Wholesale segment selling motor fuel to the convenience stores acquired in the PMI and Erickson transactions, which are included in our Retail segment.

Cost of sales
Cost of sales declined $15.7 million, primarily from the decline in wholesale gasoline prices, which were partially offset by an increase in volumes purchased by our 2014 and 2015 acquisitions, as discussed above.
Income from CST Fuel Supply
As discussed in Note 2 of the condensed notes to consolidated financial statements, in January 2015, we closed on the acquisition of a 5% limited partner equity interest in CST Fuel Supply. We received $1.1 million of distributions from CST Fuel Supply in the first quarter of 2015 related to this new fuel supply investment.
Operating expenses
Operating expenses increased $11.6 million for the three months ended March 31, 2015 compared to the same period of the prior year, primarily from convenience store operating expenses associated with the convenience stores acquired in the PMI and Erickson transactions.
General and administrative expenses
General and administrative expenses increased $6.8 million for the three months ended March 31, 2015, compared to the same period of the prior year, partially attributable to our 2014 and 2015 acquisitions, which caused $2.2 million of the increase, an increase in the fixed management fee under the Original Omnibus Agreement representing $0.8 million of the increase, and $1.9 million as a result of incentive compensation expense allocated by CST under the Amended Omnibus Agreement.
Acquisition related costs incurred during the three months ended March 31, 2015 and 2014 were $1.0 million and $0.3 million, respectively.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $5.5 million for the three months ended March 31, 2015 compared to the same period of the prior year, primarily driven by our 2014 and 2015 acquisitions.
 Income tax expense (benefit)
There was an income tax benefit for the three months ended March 31, 2015 of $1.7 million, compared with income tax expense for the same period in 2014 of $0.1 million. The benefit in 2015 was driven primarily by the loss before income taxes.

Wholesale
The following table highlights the results of operations and certain operating metrics of our Wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended March 31,
	2015	2014
Operating revenues:
Motor fuel–third party	$273,375	$243,482
Motor fuel–intersegment and related party	165,475	219,090
Motor fuel operating revenues	438,850	462,572
Other(a)	11,209	9,778
Total operating revenues	$450,059	$472,350
Gross profit:
Motor fuel–third party	$7,148	$4,683
Motor fuel–intersegment and related party	5,984	4,677
Motor fuel gross profit	13,132	9,360
Other(b)	7,967	6,142
Total gross profit	21,099	15,502

Income from CST Fuel Supply(c)	1,098	—
Operating expenses	3,723	1,833
Depreciation, amortization and accretion expense	8,773	5,479
Gain on sales of assets, net	30	1,480
Operating income	$9,731	$9,670

Motor fuel distribution sites (end of period):(d)
Motor fuel–third party
Independent dealers	387	249
Lessee dealers	277	238
Total motor fuel sites–third party	664	487

Motor fuel–intersegment and related party
Affiliated dealers (related party)	199	259
CST (related party)	43	—
Commission agents (retail segment)	77	55
Retail convenience stores (retail segment)	138	—
Total motor fuel sites–intersegment and related party	457	314

Motor fuel distribution sites (average during the period):
Motor fuel-third party sites	678	488
Motor fuel-related party sites	431	319

	Three Months Ended March 31,
	2015	2014

Total volume of gallons distributed (in thousands)	233,812	159,581

Motor fuel gallons distributed per site per day (in thousands):(e)
Motor fuel–third party sites
Total weighted average motor fuel distributed–third party sites	2,226	2,071
Independent dealers	2,643	2,125
Lessee dealers	1,299	1,388

Motor fuel–intersegment and related party sites
Total weighted average motor fuel distributed–intersegment and related party sites	2,527	2,393
Affiliated dealers (related party)	2,259	2,248
CST (related party)	4,506	—
Commission agents (retail segment)	2,629	3,097
Retail convenience stores (retail segment)	2,210	—

Wholesale margin per gallon–total system	$0.0562	$0.0587
Wholesale margin per gallon–third party	$0.0527	$0.0515
Wholesale margin per gallon–intersegment and related party	$0.0610	$0.0681

(a)	Primarily consists of rental income.

(b)	Primarily consists of rental income, net of rent expense on subleased properties.

(c)	Represents distributions from our ownership in CST Fuel Supply.

(d)	In addition, we distribute motor fuel to 16 sub-wholesalers who distribute to additional sites.

(e)	Includes 39.5 million and 15.2 million gallons of intersegment volumes distributed from our wholesale segment to our retail segments three months ended March 31, 2015 and 2014, respectively.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Operating revenues decreased $22.3 million, gross profit increased $5.6 million, and operating expenses increased $1.9 million, which were the primary reasons for the operating income increase of $0.1 million.
The results were driven by:
Operating revenues

•
A $238.9 million decline attributable to a decrease in the wholesale price of our motor fuel. The average daily spot price of NYHC gasoline decreased to $1.54 per gallon during the first quarter of 2015, compared to $2.74 per gallon during the first quarter of 2014.

•	Partially offsetting this decline was a $215.2 million increase related to a 47% increase in volume from our 2014 and 2015 acquisitions.

•	Rent income increased $0.9 million driven by additional rent income from the Nice N Easy and Landmark acquisitions.
Gross Profit

•	An increase of $4.4 million attributable to an increase in motor fuel volume and rental income resulting from our recent acquisitions.
Income from CST Fuel Supply

•	We received $1.1 million of distributions from our investment in CST Fuel Supply.
Operating expenses

•
Operating expenses increased $1.9 million for the three months ended March 31, 2015 compared to the same period of the prior year, primarily related to our 2014 and 2015 convenience store acquisitions.

Depreciation, amortization and accretion expense

•
Depreciation, amortization and accretion increased $3.3 million for the three months ended March 31, 2015 compared to the same period of the prior year, primarily driven by incremental depreciation and amortization resulting from our 2014 and 2015 acquisitions.

Retail
The following table highlights the results of operations and certain operating metrics of our Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of convenience stores and per gallon amounts):

	Three Months Ended March 31,
	2015	2014
Operating revenues:
Motor fuel	$106,193	$53,302
Merchandise	34,863	—
Other(a)	1,847	1,054
Total operating revenues	$142,903	$54,356
Gross profit:
Motor fuel	$4,717	$321
Merchandise	7,775	—
Other	1,567	875
Total gross profit	14,059	1,196
Operating expenses	10,014	335
Depreciation, amortization and accretion expense	2,729	487
Operating income	$1,316	$374

Retail sites (end of period):
Commission agents(b)	77	55
Company operated convenience stores(c)	145	—
Total system sites at the end of the period	222	55

Total system operating statistics:
Average retail sites during the period	195	55
Motor fuel sales (gallons per site per day)	2,646	3,097
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.1018	$0.0211
Commission agents statistics:
Average retail sites during the period	77	55
Motor fuel sales (gallons per site per day)	2,629	3,097
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.0392	$0.0211
Company operated convenience store retail site statistics:
Average retail sites during the period	118	n/a
Motor fuel sales (gallons per site per day)	2,657	n/a
Motor fuel gross profit per gallon, net of credit card fees	$0.1418	n/a

Merchandise sales (per site per day)	$3,279	n/a
Merchandise gross profit percentage, net of credit card fees	22.3%	n/a
a)     Primarily consists of rental income and car wash revenues.

b)
A commission agent site is a site where we own or lease the property and then lease or sublease the site to the commission agent, who pays rent to us and operates all of the non-fuel related operations at the sites for their own account.

c)
Our company operated retail convenience stores are classified as non-core to the consolidated operations of CST. See Note 1 of the condensed notes to the consolidated financial statements for a further discussion of recently acquired company operated convenience stores.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Operating revenues increased $88.5 million, gross profit increased $12.9 million, and operating expenses increase $9.7 million, which were the primary reasons for the operating income increase of $0.9 million.
These results were driven by:
Operating revenues

•	An increase of $109.6 million from a 206% increase in volume related to our 2014 and 2015 acquisitions.

•	A $34.9 million increase in our merchandise revenues attributable to the convenience stores acquired in the PMI and Erickson transactions.

•	Partially offsetting these increases was a decline of $56.7 million primarily attributable to a decrease in the retail price of our motor fuel driven by a decline in wholesale motor fuel prices.
Gross profit

•	A $4.4 million increase in our motor fuel gross profit attributable to our 2014 and 2015 acquisitions.

•	Our merchandise gross profit increased $7.8 million attributable to the PMI and the Erickson acquisitions.
Operating expenses

•	A $9.7 million increase in operating expenses from our 2014 and 2015 acquisitions.
Depreciation, amortization and accretion expense

•	A $2.2 million increase in depreciation, amortization and accretion expense driven by additional depreciation and amortization resulting from our 2014 and 2015 acquisitions.
Outlook
We expect our total fuel volume to increase in 2015, driven by our acquisition activities, offset by a decrease in volume as a result of market conditions. Based on current market conditions, we expect our motor fuel gross margins per gallon to be consistent with historical results. We expect rent income to increase in 2015 as a result of our acquisition activities. We will continue to evaluate acquisitions on an opportunistic basis. We will pursue targets that fit into our strategy and complement CrossAmerica as well as CST’s portfolio.Whether we will be able to execute acquisitions will depend on market conditions and our ability to finance such acquisitions on favorable terms.

Liquidity and Capital Resources
Liquidity
Our principal liquidity requirements are to finance our operations, fund acquisitions, to service our debt and pay distributions to our unitholders and holder of our incentive distribution rights. We expect our ongoing sources of liquidity to include cash generated by our operations and borrowings under the Credit Facility and, if available to us on acceptable terms, issuances of equity and debt securities. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, acquisitions, and partnership distributions will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will, from time to time, consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods.
We believe that we will have sufficient cash flow from operations, borrowing capacity under the Credit Facility and the ability to issue additional common units and/or debt securities to meet our financial commitments, debt service obligations, contingencies, anticipated capital expenditures, and partnership distributions. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional common units and/or debt securities.
Cash Flows
Net cash provided by operating activities for the three months ended March 31, 2015 was $10.9 million compared to $0.8 million for the three months ended March 31, 2014 driven primarily from working capital changes, which are shown in Note 16.
Net cash used in investing activities for the three months ended March 31, 2015 was $125.7 million compared to $2.7 million for the three months ended March 31, 2014. The increase in net cash used in investing activities for the three months ended March 31, 2015 was related to our Landmark and Erickson acquisitions.
Net cash provided by financing activities for the three months ended March 31, 2015 was $104.5 million compared to net cash used by financing activities of $0.8 million for the three months ended March 31, 2014. The change was primarily related to borrowings under our Credit Facility to finance the Landmark and Erickson acquisitions.
Non-GAAP Financial Measures
We use the non-GAAP financial measures EBITDA, Adjusted EBITDA, and Distributable Cash Flow in this report. EBITDA represents net income before deducting interest expense, income taxes and depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted to exclude gains or losses on sales of assets, equity-based incentive compensation expense, certain discrete non-cash items and certain discrete acquisition related costs, such as legal and other professional fees and severance expenses associated with recently acquired companies. Distributable Cash Flow represents Adjusted EBITDA less cash interest expense, sustaining capital expenditures and current income tax expense.
EBITDA, Adjusted EBITDA, and Distributable Cash Flow are used as supplemental financial measures by management and by external users of our financial statements, such as investors and lenders. EBITDA and Adjusted EBITDA are used to assess our financial performance without regard to financing methods, capital structure or income taxes and our ability to incur and service debt and to fund capital expenditures. In addition, Adjusted EBITDA is used to assess the operating performance of our business on a consistent basis by excluding the impact of sales of our assets which do not result directly from our wholesale distribution of motor fuel and our leasing of real property. EBITDA, Adjusted EBITDA, and Distributable Cash Flow are also used to assess our ability to generate cash sufficient to make distributions to our unit-holders.
We believe the presentation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow provides useful information to investors in assessing our financial condition and results of operations. EBITDA, Adjusted EBITDA, and Distributable Cash Flow should not be considered alternatives to net income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. EBITDA, Adjusted EBITDA, and Distributable Cash Flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because EBITDA, Adjusted EBITDA, and Distributable Cash Flow may be defined differently by other companies in our industry, our definitions may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

 The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

Three Months Ended March 31,
2015	2014
Net income (loss) available to CrossAmerica limited partners	$(3,136)	$1,397
Interest expense	4,278	4,027
Income tax expense (benefit)	(1,681)	135
Depreciation, amortization and accretion	11,502	5,966
EBITDA	$10,963	$11,525
Equity-based incentive compensation expense	2,942	914
Gain on sales of assets, net	(30)	(1,480)
Acquisition costs(a)	1,002	313
Inventory fair value adjustments	706	—
Adjusted EBITDA	$15,583	$11,272
Cash interest expense	(3,909)	(3,044)
Sustaining capital expenditures(b)	(520)	(559)
Current income tax expense	(1,059)	(144)
Distributable Cash Flow	$10,095	$7,525

Diluted common and subordinated units	24,583	18,681

Distributable Cash Flow per diluted limited partner unit	$0.4106	$0.4028
Distributions paid per limited partner unit	$0.5425	$0.5125
Distribution coverage	0.76	x	0.79	x

(a)	Relates to certain discrete acquisition related costs, such as legal and other professional fees and severance expenses associated with recently acquired businesses.

(b)
Under our partnership agreement, sustaining capital expenditures are capital expenditures made to maintain our long-term operating income or operating capacity. Examples of sustaining capital expenditures are those made to maintain existing contract volumes, including payments to renew existing distribution contracts, or to maintain our sites in leasable condition, such as parking lot or roof replacement/renovation, or to replace equipment required to operate our existing business.

Debt
As of March 31, 2015, our consolidated debt consisted of the following (in thousands):

March 31,
2015
Revolving credit facility	$318,200
Financing obligation associated with Rocky Top acquisition	26,250
Note payable	916
Total	345,366
Current portion	(8,275)
Total	$337,091
Our credit facility is secured by substantially all of the assets of CrossAmerica and its subsidiaries. Letters of credit outstanding at March 31, 2015 totaled $16.4 million. As of March 31, 2015, after taking into account letters of credit and debt covenant constraints to availability, approximately $27.6 million was available for future borrowings. In connection with future acquisitions in 2015, the credit facility requires, among other things, that we have, after giving effect to such acquisition, at least $20 million of borrowing availability under the credit facility and unrestricted cash on the balance sheet on the date of such acquisition. We are required to maintain a total leverage ratio (as defined in the Credit Agreement) for the most recently completed four fiscal quarters of less than or equal to 5.00 to 1.00. As of March 31, 2015, CrossAmerica was in compliance with these financial covenant ratios.
In connection with the Rocky Top acquisition that we completed on September 24, 2013, we entered into a lease for certain sites for which CrossAmerica is obligated to purchase these sites, at the election of the seller, either (a) in whole on or about August 1, 2015, or (b) in approximately equal parts over a 5 year period for an average of $5.3 million per year beginning in 2016. At December 31, 2014, CrossAmerica classified the entire balance of the financing obligation associated with the Rocky Top acquisition as current due to the possibility that CrossAmerica would be required to fund the obligation in 2015. In 2015, the sellers gave notice that the put option would not be exercised, and CrossAmerica reclassified $20.8 million to noncurrent as of March 31, 2015.
Capital Expenditures
We make investments to expand, upgrade and enhance existing assets. We categorize our capital requirements as either sustaining capital expenditures or acquisition capital expenditures. Sustaining capital expenditures are those capital expenditures required to maintain our long-term operating income or operating capacity.
Acquisition capital expenditures are those capital expenditures that we expect will increase our operating income or operating capacity over the long term. We have the ability to fund our capital expenditures by additional borrowings under the Credit Facility or, if available to us on acceptable terms, issuing additional equity, debt securities or other options, such as the sale of assets. We cannot assure you that we can complete any offering of securities or other options on terms acceptable to us, if at all.
The following table outlines our consolidated capital expenditures by segment for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Wholesale Segment
Sustaining capital	$474	$440
Acquisitions(a)	43,804	2,188
Total Wholesale Segment	44,278	2,628
Retail Segment
Sustaining capital	46	119
Acquisitions(b)	81,987	—
Total Retail Segment	82,033	119

Total consolidated capital expenditures and acquisitions	$126,311	$2,747

(a)
For the three months ended March 31, 2015, this primarily represents the cash paid for the Landmark acquisition of $43.5 million, which is prior to the purchase price adjustment as discussed in Note 2.

(b)	For the three months ended March 31, 2015, this primarily represents the cash paid for the Erickson acquisition of $81.9 million.

Other Matters Impacting Liquidity and Capital Resources
Distributions
Since the closing of our initial public offering, we have increased our quarterly distributions from $0.4375 per unit ($1.75 per unit on an annualized basis) to $0.5425 per unit (or $2.17 per unit on an annualized basis). We paid a quarterly distribution of $0.5425 per unit during the three months ended March 31, 2015 related to the fourth quarter of 2014. The amount of any distribution is subject to the discretion of the Board of Directors of our General Partner which may modify or revoke our cash distribution policy at any time. Our partnership agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.
IDRs
IDRs entitle CST to receive a percentage of our quarterly distributions from operating surplus (as defined in the Partnership Agreement) after the minimum quarterly distribution and the target distribution levels have been achieved. If cash distributions to our limited partner unitholders exceed $0.5031 per unit in any quarter, our unitholders and CST, as the holder of our IDRs, will receive distributions according to the following percentage allocations:

Total Quarterly Distribution Per Common and Subordinated Unit	Marginal Percentage Interest in Distribution
Target Amount	Unitholders	Holders of IDRs
above $0.5031 up to $0.5469	85%	15%
above $0.5469 up to $0.6563	75%	25%
above $0.6563	50%	50%
During the first quarter of 2015, we distributed $0.2 million to CST with respect to the IDRs.
Purchase of CST Fuel Supply Equity Interests
In January 2015, we closed on the purchase of a 5% limited partner equity interest in CST Fuel Supply. See Note 8 for additional disclosures.
Acquisition of Landmark
In January 2015, CST and CrossAmerica jointly purchased 22 convenience stores from Landmark. See Note 2 to the condensed notes to consolidated financial statements for additional disclosures.
Acquisition of Erickson
In February 2015, CrossAmerica closed on the purchase of all of the outstanding capital stock of Erickson and certain related assets for an aggregate purchase price of $85 million, subject to certain post-closing adjustments. The transactions resulted in the acquisition of a total of 64 retail sites located in Minnesota, Michigan, Wisconsin and South Dakota. See Note 2 to the condensed notes to consolidated financial statements for additional disclosures.
New Accounting Policies
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03—Interest-Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective January 1, 2016. Early adoption is permitted. The guidance is to be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Management has not yet determined which period the guidance will be adopted. If the guidance were applicable at March 31, 2015, other noncurrent assets and long-term debt would be lower by $6.5 million.
In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606), which results in comprehensive new revenue accounting guidance, requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and develops a common revenue standard under U.S. GAAP and International Financial Reporting Standards. Specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance is effective January 1, 2017. Early adoption is not permitted. The guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-

effect adjustment as of the date of adoption. Management is currently evaluating this new guidance, including how it will apply the guidance at the date of adoption.
As discussed in Note 1 to the condensed notes to consolidated financial statements, certain other new financial accounting pronouncements have become effective for our financial statements and the adoption of these pronouncements will not affect our financial position or results of operations, nor will they require any additional disclosures.
Critical Accounting Policies Involving Critical Accounting Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates.
There have been no material changes to the critical accounting policies described in our Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2015, we had $318.2 million outstanding on our revolving credit facility. The majority of our outstanding borrowings bear interest at the London Interbank Offered Rate plus a margin of 3%, with the remaining borrowings at the prime rate plus a margin of 2%. These borrowings had a weighted-average rate of 3.5%. A one percentage point change in our average rate would impact annual interest expense by approximately $3.2 million.
Commodity Price Risk
We have not historically hedged or managed our price risk with respect to our commodity inventories (gasoline and diesel fuel), as the time period between the purchases of our motor fuel inventory and the sales to our customers is very short.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2015, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the design and operation of our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.
CrossAmerica acquired Erickson effective February 12, 2015. The internal controls over financial reporting of Erickson are anticipated to be excluded from a formal evaluation of effectiveness of CrossAmerica’s disclosure controls and procedures as of December 31, 2015. This decision was based upon the significance of Erickson to CrossAmerica and the timing of integration efforts underway to transition Erickson’s processes, information technology systems and other components of internal control over financial reporting to the internal control structure of CrossAmerica. CrossAmerica has expanded its consolidation and disclosure controls and procedures to include Erickson, and CrossAmerica continues to assess the current internal control over financial reporting at Erickson. Risks related to the increased account balances are partially mitigated by CrossAmerica’s expanded controls over Erickson’s results and the incorporation of Erickson’s balances into CrossAmerica’s consolidated financial statements.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we are involved in litigation incidental to the conduct of our business. We do not expect that any of this litigation, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flow. We do not believe any legal proceeding involving our Predecessor (as defined in the Form 10-K for the year ended December 31, 2014) will have a material adverse impact on our financial condition, results of operations or cash flows.
Additional information regarding legal proceedings is included in Note 9 of the notes to the financial statements.
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risk factors in our Form 10-K have not materially changed.
Item 4. MINE SAFETY DISCLOSURES
None.
Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1†	Certification of Principal Executive Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

32.2†	Certification of Principal Financial Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CROSSAMERICA PARTNERS LP

By: CrossAmerica GP LLC
its general partner

    /s/ Clayton E. Killinger
By: Clayton E. Killinger
Title: Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial and Accounting Officer)
Date: May 8, 2015