Form 10-Q
period 2015-06-30
CrossAmerica Partners LP
filed 2015-08-07
CIK 1538849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2015, there were 25,619,683 common units and 7,525,000 subordinated units outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROSSAMERICA PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	June 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Current assets:
Cash	$4,590	$15,170
Accounts receivable, net of allowances of $1,114 and $754, respectively	30,121	23,435
Accounts receivable from related parties	10,582	14,897
Inventories	18,250	12,069
Assets held for sale	2,094	2,584
Other current assets, net	9,439	7,969
Total current assets	75,076	76,124
Property and equipment, net	478,824	391,499
Intangible assets, net	84,106	77,780
Goodwill	83,084	40,328
Deferred financing fees, net	6,143	6,881
Other assets	10,545	12,034
Total assets	$737,778	$604,646
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$8,260	$29,083
Accounts payable	47,710	33,575
Accrued expenses and other current liabilities	18,168	21,333
Motor fuel taxes payable	11,850	10,042
Total current liabilities	85,988	94,033
Debt and capital lease obligations, less current portion	266,026	261,284
Deferred tax liabilities	45,361	23,692
Asset retirement obligations	21,947	19,104
Other long-term liabilities	16,009	16,042
Total liabilities	435,331	414,155
Commitments and contingencies
Equity:
CrossAmerica Partners’ Capital
Common units—public (19,503,375 and 14,812,704 units issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	449,572	326,139
Common units—affiliates (2,122,946 and 625,000 units issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	(46,534)	(44,322)
Subordinated units—affiliates (7,525,000 units issued and outstanding at June 30, 2015 and December 31, 2014)	(100,499)	(91,295)
General Partner’s interest	—	—
Total CrossAmerica Partners’ Capital	302,539	190,522
Noncontrolling interests	(92)	(31)
Total equity	302,447	190,491
Total liabilities and equity	$737,778	$604,646
See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars, Except Share and per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating revenues(a)	$647,448	$763,845	$1,125,217	$1,245,866
Cost of sales(b)	609,147	736,897	1,051,920	1,202,251
Gross profit	38,301	26,948	73,297	43,615

Income from CST Fuel Supply equity	1,177	—	2,275	—
Operating expenses:
Operating expenses	16,435	7,475	30,172	9,643
General and administrative expenses	8,380	10,682	19,698	15,209
Depreciation, amortization and accretion expense	11,411	7,270	22,913	13,236
Total operating expenses	36,226	25,427	72,783	38,088
Gain on sales of assets, net	422	53	452	1,533
Operating income	3,674	1,574	3,241	7,060
Other income, net	190	119	249	223
Interest expense	(4,743)	(3,712)	(9,021)	(7,739)
Income (loss) before income taxes	(879)	(2,019)	(5,531)	(456)
Income tax expense (benefit)	(907)	(3,911)	(2,588)	(3,776)
Consolidated net income (loss)	28	1,892	(2,943)	3,320
Net loss attributable to noncontrolling interests	2	—	7	—
Net income (loss) attributable to CrossAmerica limited partners	30	1,892	(2,936)	3,320
Distributions to incentive distribution right holders	(195)	(31)	(365)	(62)
Net income (loss) available to CrossAmerica limited partners	$(165)	$1,861	$(3,301)	$3,258
Net income (loss) per CrossAmerica limited partner unit:
Basic earnings per common unit	$(0.01)	$0.10	$(0.13)	$0.17
Diluted earnings per common unit	$(0.01)	$0.10	$(0.13)	$0.17
Basic and diluted earnings per subordinated unit	$(0.01)	$0.10	$(0.13)	$0.17
Weighted-average CrossAmerica limited partner units:
Basic common units	17,582,365	11,194,203	17,260,533	11,155,140
Diluted common units(c)	17,629,855	11,194,203	17,354,742	11,171,076
Basic and diluted subordinated units	7,525,000	7,525,000	7,525,000	7,525,000
Total diluted common and subordinated units(c)	25,154,855	18,719,203	24,879,742	18,696,076

Distribution per common and subordinated units	$0.5475	$0.5125	$1.0900	$1.0250

Supplemental information:
(a) Includes excise taxes of:	$26,714	$17,269	$47,224	$25,584
(a) Includes revenues from fuel sales to related parties of:	$139,216	$237,173	$238,140	$435,384
(a) Includes income from rentals of:	$11,920	$10,763	$23,652	$21,458
(b) Includes expenses from fuel sales to related parties of:	$135,431	$232,222	$231,471	$426,849
(b) Includes expenses from rentals of:	$4,408	$3,976	$7,930	$7,791
(c) Diluted common units are not used in the calculation of diluted earnings per common unit because to do so would be antidilutive.
See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Consolidated net income (loss)	$(2,943)	$3,320
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation, amortization and accretion expense	22,913	13,236
Amortization of deferred financing fees	738	1,374
Amortization of below (above) market leases, net	338	(15)
Provision for losses on doubtful accounts	412	73
Deferred income taxes	(4,075)	(3,841)
Equity-based employees and directors compensation expense	3,444	2,050
Gain on sales of assets, net	(452)	(1,533)
Gain on settlement of capital lease obligations	(25)	(150)
Changes in working capital, net of acquisitions	(3,889)	(12,037)
Net cash provided by operating activities	16,461	2,477
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,709	—
Capital expenditures	(827)	(984)
Principal payments received on notes receivable	616	2,141
Proceeds from sale of lubricants business	—	10,001
Cash paid in connection with acquisitions, net of cash acquired	(127,669)	(115,421)
Net cash used in investing activities	(126,171)	(104,263)
Cash flows from financing activities:
Proceeds under the revolving credit facility	132,800	139,484
Repayments on the revolving credit facility	(146,291)	(13,287)
Proceeds from issuance of common units, net	138,546	—
Payments of long-term debt and capital lease obligations	(1,257)	(1,288)
Debt issuance cost	—	(3,532)
Advances to/repayments of related party receivables	2,465	(3,592)
Distributions paid to holders of incentive distribution rights	(365)	(62)
Distributions paid to noncontrolling interests	(54)	—
Distributions paid on common and subordinated units	(26,714)	(19,188)
Net cash provided by financing activities	99,130	98,535
Net decrease in cash	(10,580)	(3,251)
Cash at beginning of period	15,170	4,115
Cash at end of period	$4,590	$864
See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    DESCRIPTION OF BUSINESS AND OTHER DISCLOSURES
Description of Business
On October 1, 2014, CST Brands, Inc. (“CST”) completed the purchase of 100% of the membership interests in Lehigh Gas GP LLC (the “General Partner”) and 100% of the incentive distribution rights (“IDRs”) of Lehigh Gas Partners LP. After the purchase of the membership interests in its General Partner, the name of Lehigh Gas Partners LP was changed to CrossAmerica Partners LP (“we,” “us,” “our,” “CrossAmerica” or “Company”). The General Partner manages our operations and business activities. The General Partner is managed and operated by the executive officers of the General Partner, under the oversight of the Board of Directors of the General Partner. As a result of the acquisition of the membership interests in the General Partner, CST controls the General Partner and has the right to appoint all members of the board of directors of the General Partner.
Our business consists of:

•	the wholesale distribution of motor fuels;

•	the retail distribution of motor fuels to end customers at sites operated by commission agents or CrossAmerica;

•	the owning or leasing of sites used in the retail distribution of motor fuels and, in turn, generating rental income from the lease or sublease of the sites; and

•	the operation of convenience stores.
The financial statements are comprised of CrossAmerica and its wholly-owned subsidiaries. CrossAmerica’s primary operations are conducted by the following consolidated wholly owned subsidiaries:

•	Lehigh Gas Wholesale LLC (“LGW”), which distributes motor fuels on a wholesale basis and generates qualified income under Section 7704(d) of the Internal Revenue Code;

•
LGP Realty Holdings LP (“LGPR”), which functions as the real estate holding company of CrossAmerica and holds the assets that generate rental income that is qualifying under Section 7704(d) of the Internal Revenue Code; and

•
Lehigh Gas Wholesale Services, Inc. (“LGWS”), which owns and leases (or leases and sub-leases) real estate and personal property used in the retail distribution of motor fuels, as well as provides maintenance and other services to its customers. In addition, LGWS distributes motor fuels on a retail basis and sells convenience merchandise items to end customers at Company operated retail sites and sells motor fuel on a retail basis at sites operated by commission agents. Income from the retail distribution of motor fuels and rental income from leases of real property to a related party is not qualifying income under Section 7704(d) of the Internal Revenue Code.

As part of our relationship with CST, we plan to purchase interests in CST’s wholesale motor fuel supply business (“CST Fuel Supply”) over time. In January 2015 and again in July 2015, we closed on the purchase of a 5% and 12.5%, respectively, limited partner equity interests in CST Fuel Supply. As of August 5, 2015, our total equity interest in CST Fuel Supply is 17.5%.
Interim Financial Statements
These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (“Form 10-K”). Financial information as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 included in the condensed notes to the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2014 has been derived from our audited financial statements and notes thereto as of that date.
Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Our business exhibits substantial seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.
Reclassifications
The statement of operations was revised from the presentation included in our Form 10-K to conform to that presented in the Form 10-K for the year ended December 31, 2014 filed by CST. As a result, certain reclassifications were made to prior period amounts to conform to the current year presentation. These reclassifications had no impact on net income or equity for any periods.
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
New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-06—Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions, which requires that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. This guidance is effective January 1, 2016. Early adoption is permitted. The guidance is to be applied on a retrospective basis for all financial statements presented. Management is currently evaluating this new guidance, including how it will apply the guidance at the date of adoption.
In April 2015, the FASB issued ASU 2015-03—Interest-Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective January 1, 2016. Early adoption is permitted. The guidance is to be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. If the guidance were applicable at June 30, 2015, other noncurrent assets and long-term debt would be lower by $6.1 million.
In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606), which results in comprehensive new revenue accounting guidance, requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and develops a common revenue standard under U.S. GAAP and International Financial Reporting Standards. Specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance is effective January 1, 2018, pending issuance of the final Accounting Standards Update. Early adoption is not permitted. The guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. Management is currently evaluating this new guidance, including how it will apply the guidance at the date of adoption.
Certain other new financial accounting pronouncements have become effective for our financial statements and the adoption of these pronouncements will not affect our financial position or results of operations, nor will they require any additional disclosures.
Concentration Risk
Dunne Manning Stores LLC (formerly known as Lehigh Gas-Ohio, LLC) (“DMS” or “affiliated dealer”) is an operator of retail sites that purchases a significant portion of its motor fuel requirements from us on a wholesale basis and then re-sells motor fuel on a retail basis. DMS also leases real estate from us. The financial results of DMS are not consolidated with ours. For the three and six months ended June 30, 2015, CrossAmerica distributed approximately 17% of its total wholesale distribution volumes to DMS and DMS accounted for approximately 42% of our rental income. For more information regarding transactions with DMS, see Note 9.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2015, CrossAmerica’s wholesale business purchased approximately 27%, 25% and 23% of its motor fuel from ExxonMobil, BP and Motiva, respectively. No other fuel suppliers accounted for 10% or more of CrossAmerica’s fuel purchases in the first half of 2015.
As of August 5, 2015, CrossAmerica’s total equity interest in CST Fuel Supply is 17.5%. Valero Energy Corporation (“Valero”) supplied substantially all of the motor fuel purchased by CST Fuel Supply for resale to CST’s U.S. Retail segment during 2015. During the three and six months ended June 30, 2015, CST Fuel Supply purchased $1.1 billion and $2.0 billion, respectively, of motor fuel from Valero.
The store personnel at the convenience stores we acquired from Petroleum Marketers Incorporated (“PMI”) are employees of Pinehurst Services LLC (“Pinehurst”), to which we pay a management fee pursuant to the terms of an employee staffing agreement. Pinehurst employs approximately 650 people that support our PMI convenience store operations and is owned and managed by an unrelated party. We incurred $5.0 million and $11.1 million in management fees for the three and six months ended June 30, 2015, respectively, under the employee staffing agreement, which is primarily included in operating expenses on the statement of operations.
Note 2. ACQUISITIONS
Purchase (“Drop Down”) of CST Wholesale Fuel Supply Equity Interests
In January 2015, we closed on the purchase of a 5% limited partner equity interest in CST Fuel Supply in exchange for approximately 1.5 million common units with an aggregate consideration of $60.0 million on the date of closing. In July 2015, we closed on the purchase of an additional 12.5% limited partner equity interest in CST Fuel Supply in exchange for approximately $3.3 million common units and cash in the amount of $17.5 million, with an aggregate consideration of approximately $110.9 million on the date of closing. These transactions were approved by the conflicts committee of the General Partner and the executive committee of and full board of directors of CST.
As of August 5, 2015, CrossAmerica’s total equity interest in CST Fuel Supply is 17.5%, and CST’s total equity interest in CrossAmerica is 15.9%.
Because these transactions were between entities under common control, the excess of the purchase price paid by CrossAmerica over the carrying value recorded on CST’s balance sheet is recorded as a distribution to CST in CrossAmerica’s consolidated equity.
See Note 9 for additional information.
Acquisition of Landmark Industries Stores (“Landmark”)
In January 2015, CST and CrossAmerica jointly purchased 22 convenience stores from Landmark. CrossAmerica purchased the real property of the 22 fee sites as well as certain wholesale fuel distribution assets for $41.2 million.
LGWS leases the acquired real property to CST under triple net leases at a lease rate per annum of 7.5% of the fair value of the leased property on the acquisition date and LGW distributes wholesale motor fuel to CST under long term agreements with a fuel gross profit margin of approximately $0.05 per gallon.
The following table summarizes the preliminary fair values of the assets acquired at the acquisition date (in thousands):

Property and equipment	$24,129
Other assets	4,399
Goodwill	12,681
Total consideration	$41,209
The fair value of property and equipment, which consisted of land, buildings and equipment, was based on a cost approach. The buildings and equipment are being depreciated on a straight-line basis, with estimated useful lives of 20 years.
The other assets consist of net deferred tax assets associated with the difference between the book and tax bases of the net assets acquired.
A substantial portion of the goodwill represents the value that would have been allocated to wholesale fuel distribution rights. However, because the acquired wholesale fuel distribution rights relate to entities under common control under U.S. GAAP, this

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

identifiable intangible is not permitted to be recognized and therefore the value has been allocated to goodwill. Goodwill has been assigned to the Wholesale segment.
Aggregate incremental revenues since the closing of the Landmark acquisition included in CrossAmerica’s statement of operations were $19.5 million and $31.7 million for the three and six months ended June 30, 2015, respectively.
Acquisition of Erickson Oil Products, Inc. (“Erickson”)
In February 2015, CrossAmerica closed on the purchase of all of the outstanding capital stock of Erickson and separate purchases of certain related assets with an aggregate purchase price of $81.9 million, net of $3.0 million of cash acquired, subject to certain post-closing adjustments. These transactions resulted in the acquisition of a total of 64 retail sites located in Minnesota, Michigan, Wisconsin and South Dakota.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets (excluding inventories)	$4,080
Inventories	8,484
Property and equipment	75,232
Intangible assets	14,010
Goodwill	30,019
Current liabilities	(19,818)
Deferred tax liabilities	(27,602)
Asset retirement obligations	(2,204)
Other liabilities	(273)
Total consideration, net of cash acquired	$81,928
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
The $11.7 million fair value of the wholesale fuel distribution rights included in intangibles was based on an income approach and management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel distribution rights are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.
Goodwill recorded is primarily attributable to the deferred tax liabilities arising from the application of purchase accounting. Management is reviewing the valuation and confirming the result to determine the final purchase price allocation. Of the goodwill recorded, $9.0 million was assigned to the Wholesale segment and $21.0 million was assigned to the Retail segment.
Our pro forma results, assuming we acquired Erickson on January 1, 2014, would have been (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total revenues	$647,448	$847,217	$1,151,563	$1,404,743
Net income (loss)	$28	$608	$(2,760)	$642
Net income (loss) per limited partnership unit	$(0.01)	$0.03	$(0.13)	$0.03
Subsequent Event—Purchase of New to Industry (“NTI”) Convenience Stores
In July 2015, we completed the purchase of real property at 29 NTIs from CST in exchange for an aggregate consideration of approximately 0.3 million common units and cash in the amount of $124.4 million, with an aggregate consideration of $134.0

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million on the date of closing. This transaction was approved by the conflicts committee of the General Partner and the executive committee of and full board of directors of CST.
Subsequent Event—Acquisition of One Stop
In July 2015, CrossAmerica completed the purchase of the 41 company-operated One Stop convenience store network based in Charleston, West Virginia, along with four commission agent sites, nine dealer fuel supply agreements and one freestanding franchised quick service restaurant for approximately $41.9 million in cash.
Note 3. ASSETS HELD FOR SALE
CrossAmerica has classified five sites as held for sale at June 30, 2015 and December 31, 2014, respectively. These assets are expected to be sold in 2015. Assets held for sale (at cost) were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Land	$1,731	$1,984
Buildings and improvements	464	782
Equipment and other	363	464
Total	2,558	3,230
Less accumulated depreciation	(464)	(646)
Assets held for sale	$2,094	$2,584
PMI’s transportation assets, which were classified as held for sale at March 31, 2015, were sold in May 2015 for $0.9 million, resulting in a gain of $0.5 million.
Note 4. INVENTORIES
Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Convenience store merchandise	$11,450	$6,829
Motor fuel	6,800	5,240
Inventories	$18,250	$12,069
Note 5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Land	$198,781	$153,181
Retail site buildings	215,489	176,839
Leasehold improvements	8,719	8,660
Equipment and other	130,860	111,285
Construction in progress	2,761	4,873
Property and equipment, at cost	556,610	454,838
Accumulated depreciation and amortization	(77,786)	(63,339)
Property and equipment, net	$478,824	$391,499

Note 6. INTANGIBLE ASSETS
Intangible assets consisted of the following (in thousands):

	June 30, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply agreements	$56,326	$(19,957)	$36,369	$56,326	$(15,915)	$40,411
Wholesale fuel distribution rights	43,473	(6,886)	36,587	31,803	(4,860)	26,943
Trademarks	2,054	(605)	1,449	1,484	(433)	1,051
Covenant not to compete	3,731	(1,165)	2,566	2,951	(776)	2,175
Below market leases	11,151	(4,016)	7,135	10,161	(2,961)	7,200
Total intangible assets	$116,735	$(32,629)	$84,106	$102,725	$(24,945)	$77,780
Note 7. GOODWILL
Changes in goodwill during the six months ended June 30, 2015 consisted of the following (in thousands):

	Wholesale Segment	Retail Segment	Consolidated
Beginning balance	$34,570	$5,758	$40,328
Acquisitions	21,743	21,013	42,756
Ending balance	$56,313	$26,771	$83,084
Note 8. DEBT
Our balances for long-term debt and capital leases are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Revolving credit facility	186,909	200,400
Financing obligation associated with Rocky Top acquisition	26,250	26,250
Note payable	903	929
Lease financing obligations	60,224	62,788
Total	274,286	290,367
Less current portion	8,260	29,083
Noncurrent portion	$266,026	$261,284
Letters of credit outstanding at June 30, 2015 and December 31, 2014 totaled $16.4 million for both periods. The amount of availability at June 30, 2015 under the revolving credit facility, after taking into account outstanding letters of credit and debt covenant constraints, was $139.5 million. Subsequent to the July 2015 acquisitions discussed in Note 2, the availability for future borrowings was approximately $98.9 million. In connection with future acquisitions, the revolving credit facility requires, among other things, that we have, after giving effect to such acquisition, at least $20.0 million of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition.
In connection with the Rocky Top acquisition that we completed on September 24, 2013, we entered into a lease for certain sites which obligates CrossAmerica to purchase these sites, at the election of the lessor, either (a) in whole on or about August 1, 2015, or (b) in approximately equal parts over a 5 year period for an average of $5.3 million per year beginning in 2016. At December 31, 2014, CrossAmerica classified the entire balance of the financing obligation associated with the Rocky Top acquisition as current due to the possibility that CrossAmerica would be required to fund the obligation in 2015. In 2015, the sellers gave notice that the option of requiring a purchase of the sites on August 1, 2015 would not be exercised, and CrossAmerica reclassified $20.8 million to noncurrent in 2015.

Financial Covenants and Interest Rate
The Company’s revolving credit facility contains financial covenants consisting of a Total Leverage Ratio (as defined in the Credit Agreement) for the most recently completed four fiscal quarters of less than or equal to 5.00 to 1.00 and a consolidated interest coverage ratio (as defined in the Credit Agreement) of greater than or equal to 2.75 to 1.00. As of June 30, 2015, CrossAmerica was in compliance with these covenants.
Outstanding borrowings under the revolving credit facility bear interest at the London Interbank Offered Rate plus a margin of 3.25%. Our borrowings had an interest rate of 3.44% as of June 30, 2015.
Note 9. RELATED-PARTY TRANSACTIONS
Transactions with CST
Fuel Sales and Rental Income
Beginning in 2015, CrossAmerica sells motor fuel to CST under a master fuel distribution agreement and leases certain retail sites to CST under a master lease agreement having initial 10-year terms. The fuel distribution agreement provides CrossAmerica with a fixed wholesale mark-up per gallon and the master lease agreement is a triple net lease.
Revenues from fuel sales and rental income from CST were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues from fuel sales to CST	$41,134	$—	$69,674	$—
Rental income from CST	1,051	—	2,077	—
Receivables from CST were $4.4 million and $3.2 million at June 30, 2015 and December 31, 2014, respectively, related to these transactions.
Purchase of CST Fuel Supply Equity Interests
We accounted for the January 2015 purchase of equity interests in CST Fuel Supply based on the carrying value recorded on CST’s balance sheet, which amounted to $0.4 million at the date of acquisition. The excess of the purchase price paid by CrossAmerica over the carrying value on CST’s balance sheet was recorded in equity as a distribution to CST in the amount of $59.6 million.
CrossAmerica accounts for the equity interest in the net income of CST Fuel Supply as “Income from CST Fuel Supply” on its statement of operations, which amounted to $1.2 million and $2.3 million for the three and six months ended June 30, 2015, respectively.
As discussed in Note 2, in July 2015, we purchased additional equity interests in CST Fuel Supply.
Transactions with DMS
DMS is an entity affiliated with Joseph V. Topper, Jr., our Chief Executive Officer and member of the board of directors of the General Partner. DMS is an operator of convenience stores that purchases all of its motor fuel requirements from us on a wholesale basis. DMS also leases certain retail site real estate from us in accordance with a master lease agreement between DMS and CrossAmerica.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues from fuel sales and rental income from DMS were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues from fuel sales to DMS	$98,082	$210,492	$168,466	$384,897
Rental income from DMS	$4,934	$5,105	$9,832	$10,512
Motor fuel is sold to DMS at our cost plus a fixed mark-up per gallon. Receivables from DMS totaled $12.8 million and $10.3 million at June 30, 2015 and December 31, 2014.
Omnibus Agreement and Management Fees
In connection with our initial public offering on October 30, 2012 (the “IPO”), we entered into an Omnibus Agreement (the “Original Omnibus Agreement”) by and among CrossAmerica, the General Partner, Dunne Manning Inc. (“DMI”), DMS and, for limited purposes, Joseph V. Topper, Jr. CrossAmerica incurred $1.7 million and $3.4 million in management fees for the three and six months ended June 30, 2014, respectively, under the Original Omnibus Agreement classified as general and administrative expenses in the statement of operations.
CrossAmerica entered into an Amended and Restated Omnibus Agreement, dated October 1, 2014, by and among CrossAmerica, the General Partner, DMI, DMS, CST and Joseph V. Topper, Jr. (the “Amended Omnibus Agreement”), which amends and restates the Original Omnibus Agreement. CrossAmerica incurred $2.5 million and $5.0 million in charges for the three and six months ended June 30, 2015, respectively. In addition, CST allocated $0.1 million and $2.2 million in non-cash stock-based compensation and incentive compensation costs to us for the three and six months ended June 30, 2015, respectively, under the Amended Omnibus Agreement. Amounts payable to CST related to these transactions were $6.3 million and $0.1 million at June 30, 2015 and December 31, 2014, respectively. As approved by the independent conflicts committee of the General Partner and the executive committee of CST’s board of directors, CrossAmerica and CST mutually agreed to settle the second quarter 2015 amounts due under the terms of the Amended Omnibus Agreement in limited partnership units. As a result, in July 2015, CrossAmerica issued 145,056 limited partner units to CST valued at $4.4 million for the three months ended June 30, 2015. CST and CrossAmerica have the right to negotiate the amount of the management fee on an annual basis, or more often as circumstances require.
Maintenance and Environmental Costs
Certain maintenance and environmental monitoring and remediation activities are undertaken by a related party of CrossAmerica as approved by the conflicts committee. CrossAmerica incurred $0.6 million and $0.4 million with this related party for the three months ended June 30, 2015 and 2014 and $0.7 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively.
Aircraft Usage Costs
From time to time, CrossAmerica uses aircraft owned by a group of individuals that includes Joseph V. Topper, Jr. and another member of the board of directors of the General Partner as previously approved in August 2013 by the independent members of the conflicts committee of the General Partner. CrossAmerica incurred $0.1 million for the use of these aircraft for the six months ended June 30, 2015.
Receivables from Zimri DM, LLC
In connection with the purchase of PMI in May 2014, CrossAmerica divested the PMI lubricants business, which was subsequently purchased by a company affiliated with Joseph V. Topper, Jr., our Chief Executive Officer (“Zimri”). PMI provides certain services to Zimri pursuant to a transition services agreement. As of June 30, 2015, CrossAmerica recorded a receivable of $0.1 million related to the services provided under the transition services agreement. All amounts have been subsequently collected.

Note 10. COMMITMENTS AND CONTINGENCIES
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
Environmental Matters
Environmental liabilities related to the sites contributed to CrossAmerica in connection with its IPO have not been assigned to CrossAmerica, and are still the responsibility of the Predecessor Entities (see the Form 10-K for additional discussion of the Predecessor Entities). Under the Amended Omnibus Agreement, certain of the Predecessor Entities must indemnify CrossAmerica for any costs or expenses that it incurs for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO of CrossAmerica for contributed sites. The Predecessor Entities’ environmental liabilities and corresponding indemnification assets had balances of $13.5 million and $11.6 million, respectively, at June 30, 2015.
Note 11. FAIR VALUE MEASUREMENTS
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
As further discussed in Note 13, CrossAmerica has accrued for unvested phantom units and vested and unvested profits interests as a liability and adjusts that liability on a recurring basis based on the market price of CrossAmerica’s common units each balance sheet date. Such fair value measurements are deemed Level 1 measurements.
Financial Instruments
The fair value of CrossAmerica’s accounts receivable, notes receivable, and accounts payable approximated their carrying values as of June 30, 2015 and December 31, 2014 due to the short-term maturity of these instruments. The fair value of the revolving credit facility approximated its carrying value of $186.9 million as of June 30, 2015 and $200.4 million as of December 31, 2014 due to the frequency with which interest rates are reset based on changes in prevailing interest rates.

Note 12. PARTNERS’ CAPITAL
In January 2015, 1,497,946 common units were issued in connection with the acquisition of a 5% interest in CST Fuel Supply. See Notes 2 and 9 for additional information.
In March 2015, 90,671 common units were issued (net of units withheld for income taxes) as a result of the vesting of phantom units previously issued primarily to CST employees who provide services principally to CrossAmerica. See Note 13 for additional information.
On June 19, 2015, CrossAmerica closed on the sale of 4.6 million common units for net proceeds of approximately $138.5 million. CrossAmerica used the net proceeds from this offering to reduce indebtedness outstanding under its revolving credit facility. On July 16, 2015, CrossAmerica closed on the sale of an additional 0.2 million common units for net proceeds of approximately $6.2 million in accordance with the underwriters’ option to purchase additional common units associated with the June offering.
Subsequent Events—Common Unit Issuances
On July 1, 2015, 3,303,208 common units were issued to CST in connection with the acquisition of a 12.5% additional equity interest in CST Fuel Supply. See Notes 2 and 9 for additional information.
On July 1, 2015, 338,098 common units were issued to CST in connection with the acquisition of real property at 29 NTIs. See Note 2 for additional information.
On July 16, 2015, 145,056 common units were issued to CST in connection with the amounts incurred for the three months ended June 30, 2015 under the terms of the Amended Omnibus Agreement. See Note 9 for additional information.
Note 13. EQUITY-BASED COMPENSATION
Overview
We record stock-based compensation as a component of general and administrative expenses in the statements of operations. Compensation expense for the three months ended June 30, 2015 and 2014 was $0.5 million and $1.2 million, respectively. Compensation expense for the six months ended June 30, 2015 and 2014 was $3.4 million and $2.1 million, respectively. Such amounts include the allocation of stock-based compensation expense from CST.
CrossAmerica Equity-Based Awards
Grants of equity-based awards occurred in the first half of 2015 and consisted of:

	Number of Securities	Weighted-Avg Grant-Date Fair Value
Phantom units	39,891	$33.86
Profits interests	34,728	$33.92
These awards were fully vested on the date of grant and related to our short term incentive plan, excluding 4,077 phantom units issued to our President, which vest in equal increments on the first, second and third anniversaries of the date of grant. Prior to 2015, issued awards generally vest in equal increments on the first, second and third anniversaries of their date of grant. It is the intent of CrossAmerica to settle the phantom units upon vesting by issuing common units and to settle the profits interests upon conversion by the grantee by issuing common units. However, the awards may be settled in cash at the discretion of the board of directors of the General Partner.
Since CrossAmerica grants awards to employees of CST, and since the grants may be settled in cash, unvested phantom units and vested and unvested profits interests receive fair value variable accounting treatment. As such, they are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. The balance of the accrual at June 30, 2015 and December 31, 2014 totaled $2.1 million and $5.0 million, respectively.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CST Awards
Approximately 155,000 CST stock based awards were granted to certain employees of CST for services rendered on behalf of CrossAmerica and $0.1 million and $1.7 million of expense associated with the awards was allocated to CrossAmerica under the Amended Omnibus Agreement for the three and six months ended June 30, 2015, respectively.
Awards to Members of the Board of Directors
In 2014, CrossAmerica granted 6,141 phantom units to the non-employee members of the board of directors of the General Partner as a portion of director compensation, which will vest on November 10, 2015.
The fair value of these awards at June 30, 2015, including previously issued fully vested profits interests that have not been converted into common units, was $0.5 million. Compensation expense was not significant for the three and six months ended June 30, 2015 and 2014.
Note 14. NET INCOME PER LIMITED PARTNER UNIT
Under the Amended and Restated Partnership Agreement of CrossAmerica (the “Partnership Agreement”), the holders of CrossAmerica’s IDRs have an interest in distributions from CrossAmerica that are increasing percentages starting at 15% of quarterly distributions out of the operating surplus (as defined in our Partnership Agreement) in excess of $0.5031 per limited partner unit. CrossAmerica’s undistributed net income is generally allocable pro rata to the common and subordinated unitholders, except where common unitholders have received cash distributions in excess of the subordinated unitholders. In that circumstance, net income is allocated to the common unitholders first in support of such excess cash distribution paid to them and the remainder of the net income is allocable pro rata to the common and subordinated unitholders. Losses are generally allocable pro rata to the common and subordinated unitholders in accordance with the Partnership Agreement unless a loss would create or increase a Partnership deficit balance, in which case the loss would be allocated to the General Partner.
In addition to the common and subordinated units, CrossAmerica has identified the IDRs as participating securities and computes income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income as specified in the Partnership Agreement. Net income per unit applicable to limited partners (including common and subordinated unitholders) is computed by dividing the limited partners’ interest in net income (loss), after deducting the IDRs, by the weighted-average number of outstanding common and subordinated units.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of net income (loss) and weighted-average units used in computing basic and diluted net income (loss) per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended
	June 30,
	2015		2014
	Common Units	Subordinated Units	Common Units	Subordinated Units
Numerator:
Distributions paid(a)	$9,324	$4,120	$5,737	$3,857
Allocation of distributions in excess of net income(b)	(9,452)	(4,157)	(4,625)	(3,108)
Limited partners’ interest in net income (loss) -basic	(128)	(37)	1,112	749
Adjustment for phantom units	—	—	—	—
Limited partners’ interest in net income (loss) -diluted	$(128)	$(37)	$1,112	$749

Denominator:
Weighted average limited partnership units outstanding-basic	17,582,365	7,525,000	11,194,203	7,525,000
Adjustment for phantom units	—	—	—	—
Weighted average limited partnership units outstanding-diluted(c)	17,582,365	7,525,000	11,194,203	7,525,000

Net income (loss) per limited partnership unit-basic	$(0.01)	$(0.01)	$0.10	$0.10
Net income (loss) per limited partnership unit-diluted	$(0.01)	$(0.01)	$0.10	$0.10

	Six Months Ended
	June 30,
	2015		2014
	Common Units	Subordinated Units	Common Units	Subordinated Units
Numerator:
Distributions paid(a)	$18,512	$8,202	$11,474	$7,714
Allocation of distributions in excess of net income(b)	(20,811)	(9,204)	(9,529)	(6,401)
Limited partners’ interest in net income (loss) -basic	(2,299)	(1,002)	1,945	1,313
Adjustment for phantom units	—	—	2	—
Limited partners’ interest in net income (loss) -diluted	$(2,299)	$(1,002)	$1,947	$1,313

Denominator:
Weighted average limited partnership units outstanding-basic	17,260,533	7,525,000	11,155,140	7,525,000
Adjustment for phantom units	—	—	15,936	—
Weighted average limited partnership units outstanding-diluted(c)	17,260,533	7,525,000	11,171,076	7,525,000

Net income (loss) per limited partnership unit-basic	$(0.13)	$(0.13)	$0.17	$0.17
Net income (loss) per limited partnership unit-diluted	$(0.13)	$(0.13)	$0.17	$0.17

(a)
Distributions paid per unit were $0.5475 and $0.5125 during the three months ended June 30, 2015 and 2014, respectively. Distributions paid per unit were $1.0900 and $1.0250 during the six months ended June 30, 2015 and 2014, respectively.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)	Allocation of distributions in excess of net income is based on a pro rata proportion to the common and subordinated units as outlined in the Partnership Agreement.

(c)
Excludes 47,490 and 94,209 potentially dilutive securities from the calculation of diluted earnings per common unit because to do so would be antidilutive for the three and six months ended June 30, 2015, respectively.

Note 15. INCOME TAXES
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
The Company’s tax benefit for the three months ended June 30, 2015 was $0.9 million on a loss before income taxes of $0.9 million. This benefit includes a decrease in the valuation allowance of $0.4 million. The Company’s tax benefit for the three months ended June 30, 2014 was $3.9 million on a loss before taxes of $2.0 million. The effective tax rate was higher than the combined federal and state statutory rate because only the corporate operations are subject to income tax.
The Company’s tax benefit for the six months ended June 30, 2015 was $2.6 million on a loss before income taxes of $5.5 million. This benefit includes a decrease in the valuation allowance of $0.4 million. The Company’s tax benefit for the six months ended June 30, 2014 was $3.8 million on a loss before taxes of $0.5 million. The effective tax rate was higher than the combined federal and state statutory rate because only the corporate operations are subject to income tax.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. SEGMENT REPORTING
CrossAmerica conducts its business in two segments: 1) the Wholesale segment and 2) the Retail segment, which includes the sale of convenience merchandise items, the retail sale of motor fuel at Company operated sites and the retail sale of motor fuels at sites operated by commission agents. A commission agent is a retail site where we retain title to the motor fuel inventory and sell it directly to our end user customers; therefore, we manage motor fuel inventory pricing and retain the gross profit on motor fuel sales. We pay a commission to the agent who operates the retail site. Effective with the first quarter of 2015 management adopted operating income as a measure for disclosing our segments. Unallocated costs consist primarily of general and administrative expenses and the elimination of the Retail segment’s intersegment cost of revenues from fuel sales against the Wholesale segment’s intersegment revenues from fuel sales. The profit in ending inventory generated by the intersegment fuel sales is also eliminated. Total assets by segment are not presented as the chief operating decision maker does not currently assess performance or allocate resources based on that data.
The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended June 30, 2015:
Revenues from fuel sales to external customers	$445,576	$147,207	$—	$592,783
Intersegment revenues from fuel sales	109,195	—	(109,195)	—
Revenues from food and merchandise sales	—	41,864	—	41,864
Rent income	10,695	1,225	—	11,920
Other revenue	225	656	—	881
Total revenues	$565,691	$190,952	$(109,195)	$647,448
Depreciation, amortization and accretion expense	$7,672	$3,739	$—	$11,411
Operating income (loss)	$11,198	$856	$(8,380)	$3,674
Total expenditures for long-lived assets (including acquisitions)	$1,603	$582	$—	$2,185

Three Months Ended June 30, 2014:
Revenues from fuel sales to external customers	$621,627	$117,229	$—	$738,856
Intersegment revenues from fuel sales	81,958	—	(81,958)	—
Revenues from food and merchandise sales	—	13,903	—	13,903
Rent income	9,686	1,077	—	10,763
Other revenue	304	19	—	323
Total revenues	$713,575	$132,228	$(81,958)	$763,845
Depreciation, amortization and accretion expense	$6,290	$980	$—	$7,270
Operating income (loss)	$10,067	$2,225	$(10,718)	$1,574
Total expenditures for long-lived assets (including acquisitions)	$68,831	$44,827	$—	$113,658

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Wholesale	Retail	Unallocated	Consolidated
Six Months Ended June 30, 2015:
Revenues from fuel sales to external customers	$776,111	$253,400	$—	$1,029,511
Intersegment revenues from fuel sales	176,534	—	(176,534)	—
Revenues from food and merchandise sales	—	69,849	—	69,849
Rent income	21,224	2,428	—	23,652
Other revenue	905	1,300	—	2,205
Total revenues	$974,774	$326,977	$(176,534)	$1,125,217
Depreciation, amortization and accretion expense	$16,445	$6,468	$—	$22,913
Operating income (loss)	$20,929	$2,172	$(19,860)	$3,241
Total expenditures for long-lived assets (including acquisitions)	$57,551	$70,945	$—	$128,496

Six Months Ended June 30, 2014:
Revenues from fuel sales to external customers	$1,039,514	$170,531	$—	$1,210,045
Intersegment revenues from fuel sales	126,643	—	(126,643)	—
Revenues from food and merchandise sales	—	13,903	—	13,903
Rent income	19,327	2,131	—	21,458
Other revenue	441	19	—	460
Total revenues	$1,185,925	$186,584	$(126,643)	$1,245,866
Depreciation, amortization and accretion expense	$11,769	$1,467	$—	$13,236
Operating income (loss)	$19,737	$2,599	$(15,276)	$7,060
Total expenditures for long-lived assets (including acquisitions)	$71,459	$44,946	$—	$116,405
Note 17. SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Decrease (increase):
Accounts receivable	$(5,504)	$(8,798)
Accounts receivable from related parties	(1,449)	(3,742)
Inventories	2,303	964
Other current assets	497	(3,589)
Other assets	322	(180)
Increase (decrease):
Accounts payable	5,708	1,805
Motor fuel taxes payable	380	1,298
Accrued expenses and other current liabilities	(6,369)	384
Other long-term liabilities	223	(179)
Changes in working capital, net of acquisitions	$(3,889)	$(12,037)

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The above changes in current assets and current liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.
Supplemental disclosure of cash flow information (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$8,273	$6,015
Cash paid for income taxes	$547	$498
Supplemental schedule of non-cash investing and financing activities (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Issuance of common units upon vesting of incentive awards	$3,102	$2,616
Sale of property and equipment in Section 1031 like-kind exchange transaction	$—	$(6,029)
Terminated capital lease obligations	$(1,333)	$(757)
Note 18. TERMINATION BENEFITS
As a result of the continued integration of certain processes and systems for our recently acquired businesses, CrossAmerica committed to a workforce reduction affecting certain employees in our Retail segment and is recognizing $1.8 million of estimated cost of severance and other benefits ratably over the required service period.
At December 31, 2014, we had a $2.4 million accrual for severance and benefit costs related to certain officers who terminated their employment.
A rollforward of the liability for severance and other termination benefits is as follows (in thousands):

Balance at December 31, 2014	$2,357
Provision for termination benefits (included in general and administrative expenses)	989
Termination benefits paid	(1,199)
Balance at June 30, 2015	$2,147

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT FOR THE PURPOSE OF FORWARD LOOKING STATEMENTS
This quarterly report includes forward-looking statements. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, credit ratings, distribution growth, potential growth opportunities, potential operating performance improvements, potential improvements in return on capital employed, the effects of competition and the effects of future legislation or regulations. You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “guidance,” “outlook,” “effort,” “target” and similar expressions. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. These forward-looking statements include, among other things, statements regarding:

•	future retail gross profits, including gasoline, diesel and convenience store merchandise gross profits;

•	our anticipated level of capital investments, primarily through third party acquisitions and drop down transactions with CST, and the effect of these capital investments on our results of operations;

•	anticipated trends in the demand for, and volumes sold of, gasoline and diesel in the regions where we operate;

•	expectations regarding environmental, tax and other regulatory initiatives; and

•	the effect of general economic and other conditions on our business.
In general, we based the forward-looking statements on our current expectations, estimates and projections about our company and the industry in which we operate. We caution you that these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	availability of cash flow to pay the current quarterly distributions on our common units;

•	the availability and cost of competing motor fuels;

•	fuel price volatility or a reduction in demand for motor fuels;

•	competition in the industries and geographical areas in which we operate;

•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	our existing or future indebtedness;

•	our liquidity, results of operations and financial condition;

•	failure to comply with applicable tax and other regulations or governmental policies;

•	future legislation and changes in regulations or governmental policies or changes in enforcement or interpretations thereof;

•	future regulations and actions that could expand the non-exempt status of employees under the Fair Labor Standards Act;

•	future income tax legislation;

•	changes in energy policy;

•	increases in energy conservation efforts;

•	technological advances;

•	volatility in the capital and credit markets;

•	the impact of worldwide economic and political conditions;

•	the impact of wars and acts of terrorism;

•	weather conditions or catastrophic weather-related damage;

•	earthquakes and other natural disasters;

•	hazards and risks associated with transporting and storing motor fuel;

•	unexpected environmental liabilities;

•	the outcome of pending or future litigation;

•	our ability to comply with federal and state regulations, including those related to environmental matters, the sale of alcohol, cigarettes and fresh foods, and employment laws and health benefits;

•	CST’s business strategy and operations and CST’s conflicts of interest with us;

•	our ability to transition retail sites identified as non-core to dealer operated sites;

•	our ability to integrate acquired businesses; and

•	the ability to successfully integrate our operations and employees with CST.
You should consider the areas of risk described above, as well as those set forth in the section entitled “Risk Factors” included in our Form 10-K, in connection with considering any forward-looking statements that may be made by us and our businesses generally. We cannot assure you that projected results or events reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements included in this report are made as of the date of this report. We undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This section is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to these financial statements contained elsewhere in this report, this MD&A section and the consolidated financial statements and accompanying notes to those financial statements in our Form 10-K. Our Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, and contractual obligations.
MD&A is organized as follows:

•	Significant Factors Affecting Our Profitability—This section describes the significant impact on our results of operations caused by crude oil commodity price volatility and seasonality.

•	Recently Acquired Retail Sites—This section describes our operating model related to recently acquired convenience store operations.

•
Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three and six months ended June 30, 2015 and 2014, and an outlook for our business.

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
The prices paid to our motor fuel suppliers for wholesale motor fuel are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and correspondingly the market prices of wholesale motor fuel, experience significant and rapid fluctuations. While a significant portion of our wholesale gross profits are derived from sales at fixed amounts over cost, our gross profits still experience variability. A portion of our gross profit margin is generated from payment discounts and incentives that are based on the price of wholesale motor fuel (which generally increases or decreases with the price of crude oil). As such, in periods of declining wholesale motor fuel prices, our profit margin is negatively affected and, in periods of rising wholesale motor fuel prices, our profit margin is positively affected. We estimate a $10 per barrel change in the price of crude oil would impact our annual wholesale motor fuel gross profit by approximately $2.5 million.
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
Seasonality Effects on Volumes
Our business exhibits substantial seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.
Recently Acquired Retail Sites
When we acquire wholesale and convenience store operations, we do not have a predetermined operating model for the convenience store operations. Subsequent to an acquisition, we evaluate the eventual long-term operation of each convenience store acquired: (a) to be fully integrated into the existing core retail operations of CST, (b) to be converted into a dealer, or (c) other strategic alternatives, including divestiture. All retail convenience stores we acquire through acquisitions are first categorized as non-core and an evaluation process (which could take up to twelve months) is performed to determine if any of the acquired convenience stores are suitable to be converted and integrated into CST’s core store operating model. If these stores are not determined to be core stores, these non-core stores will be evaluated for conversion to third party dealers, divestment or maintaining the existing operations using an operating model different from the core retail operations of CST. By converting non-core stores into dealers, we continue to benefit from motor fuel distribution volumes as well as rental income from lease or sublease arrangements.

Results of Operations
Consolidated Income Statement Analysis
Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating revenues	$647,448	$763,845	$1,125,217	$1,245,866
Cost of sales	609,147	736,897	1,051,920	1,202,251
Gross profit	38,301	26,948	73,297	43,615

Income from CST Fuel Supply	1,177	—	2,275	—
Operating expenses:
Operating expenses	16,435	7,475	30,172	9,643
General and administrative expenses	8,380	10,682	19,698	15,209
Depreciation, amortization and accretion expense	11,411	7,270	22,913	13,236
Total operating expenses	36,226	25,427	72,783	38,088
Gain on sales of assets, net	422	53	452	1,533
Operating income (loss)	3,674	1,574	3,241	7,060
Other income, net	190	119	249	223
Interest expense	(4,743)	(3,712)	(9,021)	(7,739)
Income (loss) before income taxes	(879)	(2,019)	(5,531)	(456)
Income tax expense (benefit)	(907)	(3,911)	(2,588)	(3,776)
Consolidated net income (loss)	28	1,892	(2,943)	3,320
Net loss attributable to noncontrolling interests	2	—	7	—
Net income (loss) attributable to CrossAmerica limited partners	30	1,892	(2,936)	3,320
Distributions to incentive distribution right holders	(195)	(31)	(365)	(62)
Net income (loss) available to CrossAmerica limited partners	$(165)	$1,861	$(3,301)	$3,258

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Consolidated Results
Operating revenues declined $116.4 million, or 15%, while gross profit increased $11.4 million, or 42%.
Operating revenues
Significant items impacting these results prior to the elimination of intercompany revenues were:

•	A $147.9 million, or 21%, decline in our Wholesale segment primarily attributable to:

◦
A $326.6 million decline attributable to a decrease in the wholesale price of our motor fuel. The average daily spot price of New York Harbor Conventional (“NYHC”) gasoline decreased to $1.91 per gallon during the second quarter of 2015, compared to $2.89 per gallon during the second quarter of 2014.

◦	Partially offsetting this decline was a $177.6 million increase primarily related to a 25% increase in volume from our 2014 and 2015 acquisitions.

◦	Other revenues increased $0.9 million in our Wholesale segment driven by additional rental income from the Nice N Easy Grocery Shoppes (“Nice N Easy”) and the Landmark convenience stores acquisitions.

•	A $58.7 million, or 44%, increase in our Retail segment primarily attributable to:

◦	An increase of $88.3 million from a 75% increase in motor fuel volume sold related to the PMI and Erickson acquisitions.

◦	A $28.0 million increase in our merchandise revenues attributable to convenience store operations from the PMI and Erickson acquisitions.

◦
Partially offsetting these revenue increases was a decline of $58.3 million primarily attributable to a decrease in the retail price of our motor fuel driven by a decline in wholesale motor fuel prices as noted above.

Intersegment revenues
We present the results of operations of our segments consistent with how our management views the business. Therefore, our segments are presented before intersegment eliminations (which consists of motor fuel sold by our Wholesale segment to our Retail segment as well as rental income received by our Wholesale segment from our Retail segment). As a result, in order to reconcile to our consolidated change in operating revenues, a discussion of the change in intersegment revenues is included in our consolidated MD&A discussion.

•
Our intersegment revenues increased $27.2 million, primarily attributable to an increase in our Wholesale segment selling motor fuel to the convenience stores acquired in the PMI and the Erickson acquisitions, which are included in our Retail segment.

Cost of sales
Cost of sales declined $127.7 million, primarily from the decline in wholesale gasoline prices, which were partially offset by an increase in volumes purchased by our 2014 and 2015 acquisitions.
Income from CST Fuel Supply
As discussed in Note 2 of the condensed notes to the consolidated financial statements, in January 2015, we closed on the acquisition of a 5% limited partner equity interest in CST Fuel Supply. We recorded $1.2 million of income from CST Fuel Supply in the second quarter of 2015 related to this new fuel supply investment.
Operating expenses
Operating expenses increased $9.0 million for the three months ended June 30, 2015 compared to the same period of the prior year, primarily from convenience store operating expenses associated with the PMI and the Erickson acquisitions.

General and administrative expenses
General and administrative expenses declined $2.3 million for the three months ended June 30, 2015, compared to the same period of the prior year, primarily attributable to a $4.5 million decrease in acquisition related costs associated with costs incurred in 2014 in connection with the PMI acquisition. Partially offsetting these decreases were the impact of our 2014 and 2015 acquisitions, which caused a $1.3 million increase in our general and administrative expenses to support these acquired operations, and an increase in the fixed management fee under the Original Omnibus Agreement representing $0.8 million of the increase.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $4.1 million for the three months ended June 30, 2015 compared to the same period of the prior year, primarily driven by our 2014 and 2015 acquisitions.
Gains on sales of assets, net
Gains on sales of assets, net increased $0.4 million for the three months ended June 30, 2015, compared to the same period of the prior year. The net gain recognized for the three months ended June 30, 2015 primarily includes a $0.5 million gain related to the sale of PMI’s transportation assets, partially offset by a $0.3 million loss on converting certain Company operated sites to dealer operated sites.
Interest expense
Interest expense increased $1.0 million for the three months ended June 30, 2015, compared to the same period of the prior year. The increase was primarily driven by the increase in the average outstanding debt balance as a result of additional borrowings to fund the 2014 and 2015 acquisitions.
Income tax benefit
The income tax benefit decreased from $3.9 million for the three months ended June 30, 2014 to $0.9 million for the three months ended June 30, 2015. The benefit for both periods was due in part to the losses reported by the taxable entities. In addition, the income tax benefit for the three months ended June 30, 2014 was primarily due to the partial release of a valuation allowance of $5.2 million against deferred tax assets.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Consolidated Results
Operating revenues declined $120.6 million, or 10%, while gross profit increased $29.7 million, or 68%.
Operating revenues
Significant items impacting these results prior to the elimination of intercompany revenues were:

•	A $211.2 million, or 18%, decline in our Wholesale segment primarily attributable to:

◦
A $607.8 million decline attributable to a decrease in the wholesale price of our motor fuel. The average daily spot price of New York Harbor Conventional (“NYHC”) gasoline decreased to $1.91 per gallon during the first half of 2015, compared to $2.81 per gallon during the first half of 2014.

◦	Partially offsetting this decline was a $393.8 million increase primarily related to a 34% increase in volume from our 2014 and 2015 acquisitions.

◦	Other operating revenues increased $2.4 million in our Wholesale segment driven primarily by additional rental income from the Nice N Easy and the Landmark convenience stores acquisitions.

•	A $140.4 million, or 75%, increase in our Retail segment primarily attributable to:

◦	An increase of $199.5 million from a 117% increase in motor fuel volume sold related to the PMI and Erickson acquisitions.

◦	A $55.9 million increase in our merchandise revenues attributable to the PMI and Erickson acquisitions.

◦
Partially offsetting these revenue increases was a decline of $117.5 million primarily attributable to a decrease in the retail price of our motor fuel driven by a decline in wholesale motor fuel prices as noted above.

Intersegment revenues
We present the results of operations of our segments consistent with how our management views the business. Therefore, our segments are presented before intersegment eliminations (which consists of motor fuel sold by our Wholesale segment to our Retail segment as well as rental income received by our Wholesale segment from our Retail segment). As a result, in order to reconcile to our consolidated change in revenue, a discussion of the change in intersegment revenue is included in our consolidated MD&A discussion.

•
Our intersegment revenues increased $49.9 million, primarily attributable to an increase in our Wholesale segment selling motor fuel to the convenience stores acquired in the PMI and the Erickson acquisitions, which are included in our Retail segment.

Cost of sales
Cost of sales declined $150.3 million, primarily from the decline in wholesale gasoline prices, which were partially offset by an increase in volumes purchased by our 2014 and 2015 acquisitions.
Income from CST Fuel Supply
As discussed in Note 2 of the condensed notes to consolidated financial statements, in January 2015, we closed on the acquisition of a 5% limited partner equity interest in CST Fuel Supply. We recorded $2.3 million of income from CST Fuel Supply in the first half of 2015 related to this new fuel supply investment.
Operating expenses
Operating expenses increased $20.5 million for the six months ended June 30, 2015 compared to the same period of the prior year, primarily from convenience store operating expenses associated with the PMI and the Erickson acquisitions.
General and administrative expenses
General and administrative expenses increased $4.5 million for the six months ended June 30, 2015, compared to the same period of the prior year, partially attributable to our 2014 and 2015 acquisitions, which caused $3.5 million of the increase, an increase in the fixed management fee under the Original Omnibus Agreement representing $1.5 million of the increase, and an increase of $2.1 million as a result of incentive compensation expense allocated by CST under the Amended Omnibus Agreement. These increases were partially offset by a $3.8 million decrease in acquisition related costs.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $9.7 million for the six months ended June 30, 2015 compared to the same period of the prior year, primarily driven by our 2014 and 2015 acquisitions.
Gains on sales of assets, net
Gains on sales of assets, net decreased $1.1 million for the six months ended June 30, 2015, compared to the same period of the prior year. The net gain recognized for the six months ended June 30, 2015 primarily includes a $0.5 million gain related to the sale of PMI’s transportation assets, partially offset by a $0.3 million loss on converting certain Company operated sites to dealer operated sites. The net gain recognized for the six months ended June 30, 2014 related primarily to two site divestitures.
Interest expense
Interest expense increased $1.3 million for the six months ended June 30, 2015, compared to the same period of the prior year. The increase is primarily driven by the increase in the average outstanding debt balance as a result of additional borrowings to fund the 2014 and 2015 acquisitions.
Income tax benefit
The income tax benefit decreased from $3.8 million for the six months ended June 30, 2014 to $2.6 million for the six months ended June 30, 2015. The benefit for both periods was due in part to the losses reported by the taxable entities. In addition, the income tax benefit for the six months ended June 30, 2014 was primarily due to the partial release of a valuation allowance of $5.2 million against deferred tax assets.

We present the results of operations of our segments consistent with how our management views the business. Therefore, our segments are presented before intersegment eliminations (which consists of motor fuel sold by our Wholesale segment to our Retail segment as well as rental income received by our Wholesale segment from our Retail segment).
Wholesale
The following table highlights the results of operations and certain operating metrics of our Wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating revenues:
Motor fuel–third party	$306,360	$411,135	$537,971	$654,617
Motor fuel–intersegment and related party	248,411	292,450	414,674	511,540
Motor fuel operating revenues	554,771	703,585	952,645	1,166,157
Other(a)	10,920	9,990	22,129	19,768
Total operating revenues	$565,691	$713,575	$974,774	$1,185,925
Gross profit:
Motor fuel–third party	$6,521	$8,254	$13,669	$12,937
Motor fuel–intersegment and related party	8,076	6,776	14,060	11,453
Motor fuel gross profit	14,597	15,030	27,729	24,390
Other(b)	6,941	6,244	14,908	12,386
Total gross profit	21,538	21,274	42,637	36,776

Income from CST Fuel Supply(c)	1,177	—	2,275	—
Operating expenses	4,267	4,970	7,990	6,803
Depreciation, amortization and accretion expense	7,672	6,290	16,445	11,769
Gain on sales of assets, net	422	53	452	1,533
Operating income	$11,198	$10,067	$20,929	$19,737

Adjusted EBITDA(j)	$18,448	$16,304	$36,922	$29,973

Motor fuel distribution sites (end of period):(d)
Motor fuel–third party
Independent dealers(e)	379	430	379	430
Lessee dealers	235	202	235	202
Total motor fuel sites–third party	614	632	614	632

Motor fuel–intersegment and related party
Affiliated dealers (related party)	199	234	199	234
CST (related party)	43	—	43	—
Commission agents (Retail segment)	70	67	70	67
Retail convenience stores (Retail segment)	124	87	124	87
Total motor fuel sites–intersegment and related party	436	388	436	388

Motor fuel distribution sites (average during the period):
Motor fuel-third party sites	608	539	613	509
Motor fuel-related party sites	447	365	441	340

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Total volume of gallons distributed (in thousands)	277,126	222,850	510,938	382,431

Motor fuel gallons distributed per site per day:(f)
Motor fuel–third party sites
Total weighted average motor fuel distributed–third party sites(g)	2,567	2,589	2,434	2,220
Independent dealers	2,966	2,989	2,781	2,483
Lessee dealers	1,885	1,908	1,801	1,804

Motor fuel–intersegment and related party sites
Total weighted average motor fuel distributed–intersegment and related party sites	3,084	2,456	2,800	2,443
Affiliated dealers (related party)	2,609	2,765	2,457	2,528
CST (related party)	5,239	—	5,163	—
Commission agents (Retail segment)	2,992	2,905	2,860	2,949
Retail convenience stores (Retail segment)(h)	3,143	675	2,563	679

Wholesale margin per gallon–total system	$0.0527	$0.0674	$0.0543	$0.0638
Wholesale margin per gallon–third party(i)	$0.0430	$0.0584	$0.0475	$0.0557
Wholesale margin per gallon–intersegment and related party	$0.0644	$0.0832	$0.0629	$0.0763

(a)	Primarily consists of rental income.

(b)	Primarily consists of rental income, net of rent expense, on subleased properties.

(c)	Represents income from our equity interest in CST Fuel Supply.

(d)	In addition, we distribute motor fuel to 14 sub-wholesalers who distribute to additional sites.

(e)
The decline in the independent dealer site count was primarily attributable to 29 terminated motor fuel supply contracts that were not renewed as well as the motor fuel supply contracts related to the 13 sites for which we supplied the motor fuel sold to DMS.

(f)
Includes 56.8 million and 19.7 million gallons of intersegment volumes distributed from our Wholesale segment to our Retail segments three months ended June 30, 2015 and 2014, respectively. Includes 96.2 million and 34.9 million gallons of intersegment volumes distributed from our Wholesale segment to our Retail segments six months ended June 30, 2015 and 2014, respectively.

(g)	Does not include the motor fuel gallons distributed to 14 sub-wholesalers.

(h)
Motor fuel gallons distributed per site per day increased at our retail convenience stores as a result of the 87 sites acquired in the May 2014 PMI acquisition and 64 sites acquired in the February 2015 Erickson acquisition. The remaining portion of the increase is due to sites that were converted to dealers during the period.

(i)	Includes the wholesale gross margin for motor fuel distributed to 14 sub-wholesalers.

(j)
Adjusted EBITDA represents operating income adjusted to exclude gains on sales of assets, net and depreciation, amortization and accretion expense. Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Non-GAAP Financial Measures.”

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Operating revenues decreased $147.9 million, gross profit increased $0.3 million, and operating expenses decreased $0.7 million, which were the primary reasons for the operating income increase of $1.1 million.
The results were driven by:
Operating revenues

•
A $326.6 million decline attributable to a decrease in the wholesale price of our motor fuel. The average daily spot price of NYHC gasoline decreased to $1.91 per gallon during the second quarter of 2015, compared to $2.89 per gallon during the second quarter of 2014.

•	Partially offsetting this decline was a $177.6 million increase related to a 25% increase in volume from our 2014 and 2015 acquisitions.

•	Other operating revenues increased $0.9 million driven by additional rental income from the Nice N Easy and Landmark acquisitions.
Gross profit

•
A decline of $5.0 million primarily attributable to a decline in our payment discounts and incentives, which are discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit,” partially offset by a $4.0 million increase in our motor fuel volume and a $0.7 million increase primarily from rental income resulting from our recent acquisitions.

Income from CST Fuel Supply

•	We recorded $1.2 million of income from our investment in CST Fuel Supply.
Operating expenses

•
Operating expenses decreased $0.7 million for the three months ended June 30, 2015 compared to the same period of the prior year, primarily due to the sale of PMI’s transportation assets and the resulting reduction in operating expenses.

Depreciation, amortization and accretion expense

•
Depreciation, amortization and accretion increased $1.4 million for the three months ended June 30, 2015 compared to the same period of the prior year, primarily driven by incremental depreciation and amortization resulting from our 2014 and 2015 acquisitions.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Operating revenues decreased $211.2 million, gross profit increased $5.9 million, and operating expenses increased $1.2 million, which were the primary reasons for the operating income increase of $1.2 million.
The results were driven by:
Operating revenues

•
A $607.8 million decline attributable to a decrease in the wholesale price of our motor fuel. The average daily spot price of NYHC gasoline decreased to $1.91 per gallon during the first half of 2015, compared to $2.81 per gallon during the first half of 2014.

•	Partially offsetting this decline was a $393.8 million increase related to a 34% increase in volume from our 2014 and 2015 acquisitions.

•	Other revenues increased $2.4 million driven by additional rental income from the Nice N Easy and Landmark acquisitions.
Gross profit

•
An increase of $8.3 million primarily attributable to an increase in motor fuel volume and an increase of $2.5 million primarily from rental income resulting from our recent acquisitions, partially offset by a decline of $5.1 million primarily attributable to a decline in our payment discounts and incentives, which are discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Income from CST Fuel Supply

•	We recorded $2.3 million of income from our investment in CST Fuel Supply.
Operating expenses

•
Operating expenses increased $1.2 million for the six months ended June 30, 2015 compared to the same period of the prior year, primarily due to 2015 including a full six months of operating expenses for PMI’s wholesale operations, partially offset by the impact of the sale of PMI’s transportation assets and the resulting reduction in operating expenses.

Depreciation, amortization and accretion expense

•
Depreciation, amortization and accretion increased $4.7 million for the six months ended June 30, 2015 compared to the same period of the prior year, primarily driven by incremental depreciation and amortization resulting from our 2014 and 2015 acquisitions.

Retail
The following table highlights the results of operations and certain operating metrics of our Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of convenience stores and per gallon amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating revenues:
Motor fuel	$147,207	$117,229	$253,400	$170,531
Merchandise	41,864	13,903	69,849	13,903
Other(a)	1,881	1,096	3,728	2,150
Total operating revenues	$190,952	$132,228	$326,977	$186,584
Gross profit:
Motor fuel	$5,422	$1,670	$10,139	$1,991
Merchandise	9,889	3,174	17,664	3,174
Other	1,452	830	2,857	1,674
Total gross profit	16,763	5,674	30,660	6,839
Operating expenses	12,168	2,505	22,182	2,840
Depreciation, amortization and accretion expense	3,739	980	6,468	1,467
Operating income	$856	$2,189	$2,010	$2,532
Adjusted EBITDA(f)	$4,595	$4,652	$9,184	$5,482
Retail sites (end of period):
Commission agents(b)	70	67	70	67
Company operated convenience stores(c), (d)	124	87	124	87
Total system sites at the end of the period	194	154	194	154
Total system operating statistics:
Average retail sites during the period(d)	206	119	205	88
Motor fuel sales (gallons per site per day)	3,057	2,977	2,800	2,996
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.0946	$0.0520	$0.0978	$0.0420
Commission agents statistics:
Average retail sites during the period	71	61	72	59
Motor fuel sales (gallons per site per day)	3,005	3,133	2,867	3,071
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.0209	$0.0153	$0.0297	$0.0175
Company operated convenience store retail site statistics:(d)
Average retail sites during the period	135	58	132	29
Motor fuel sales (gallons per site per day)	3,085	2,814	2,763	2,814
Motor fuel gross profit per gallon, net of credit card fees	$0.1326	$0.0931	$0.1365	$0.0931

Merchandise sales (per site per day)(e)	$3,414	$2,620	$2,920	$2,620
Merchandise gross profit percentage, net of credit card fees(e)	23.6%	22.8%	25.3%	22.8%
(a)     Primarily consists of rental income and car wash revenues.

(b)
A commission agent site is a site where we own or lease the property and then lease or sublease the site to the commission agent, who pays rent to us and operates all of the non-fuel related operations at the sites for their own account.

(c)
Our company operated retail convenience stores are classified as non-core to the consolidated operations of CST. See Note 1 of the condensed notes to the consolidated financial statements for a further discussion of recently acquired company operated convenience stores.

(d)	The increase in retail sites relates to 87 sites acquired in the May 2014 PMI acquisition and 64 sites acquired in the February 2015 Erickson acquisition.

(e)	During the second quarter of 2015, CrossAmerica began classifying the net margin from lottery tickets within merchandise revenues and reflected this change in presentation retrospectively.

(f)
Adjusted EBITDA represents operating income adjusted to exclude depreciation, amortization and accretion expense and inventory fair value adjustments related to purchase accounting. Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Non-GAAP Financial Measures.”

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Operating revenues increased $58.7 million, gross profit increased $11.1 million, while operating expenses increased $9.7 million, and depreciation, amortization and accretion expense increased $2.8 million, causing operating income to decline $1.3 million.
These results were driven by:
Operating revenues

•	An increase of $88.3 million from a 75% increase in volume related to the PMI and the Erickson acquisitions.

•	A $28.0 million increase in our merchandise revenues attributable to the convenience stores acquired in the PMI and Erickson acquisitions.

•	Partially offsetting these increases was a decline of $58.3 million primarily attributable to a decrease in the retail price of our motor fuel driven by a decline in wholesale motor fuel prices.
Gross profit

•	A $3.8 million increase in our motor fuel gross profit attributable to the PMI and Erickson acquisitions.

•	Our merchandise gross profit increased $6.7 million attributable to the PMI and Erickson acquisitions.
Operating expenses

•	A $9.7 million increase in operating expenses attributable to the PMI and Erickson acquisitions.
Depreciation, amortization and accretion expense

•	A $2.8 million increase in depreciation, amortization and accretion expense driven by additional depreciation and amortization resulting from our 2014 and 2015 acquisitions.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Operating revenues increased $140.4 million, gross profit increased $23.8 million, while operating expenses increased $19.3 million, and depreciation, amortization and accretion expense increased $5.0 million, causing operating income to decline $0.5 million.
These results were driven by:
Operating revenues

•	An increase of $199.5 million from a 117% increase in volume related to the PMI and Erickson acquisitions.

•	A $55.9 million increase in our merchandise revenues attributable to the convenience stores acquired in the PMI and Erickson acquisitions.

•	Partially offsetting these increases was a decline of $117.5 million primarily attributable to a decrease in the retail price of our motor fuel driven by a decline in wholesale motor fuel prices.
Gross profit

•	An $8.1 million increase in our motor fuel gross profit attributable to the PMI and Erickson acquisitions.

•	Our merchandise gross profit increased $14.5 million attributable to the PMI and Erickson acquisitions.
Operating expenses

•	A $19.3 million increase in operating expenses attributable to the PMI and Erickson acquisitions.
Depreciation, amortization and accretion expense

•	A $5.0 million increase in depreciation, amortization and accretion expense driven by additional depreciation and amortization resulting from the PMI and the Erickson acquisitions.
Outlook
We expect our total fuel volume to increase in 2015, primarily driven by our acquisition activities. Per the U.S. Energy Information Administration website, U.S. weekly regular gasoline retail prices reached a 2015 year-to-date high in mid-June, an increase from early in the second quarter but below the same time last year. Strong demand for gasoline in both the United States and abroad has driven gasoline prices higher throughout the 2nd quarter of 2015, despite relatively stable crude oil prices. Data from the U.S. Federal Highway Administration show Americans drove a record 988 billion miles during the first four months of 2015, compared with the previous record of 966 billion miles driven in the first four months of 2007. U.S. average wholesale gasoline margins averaged higher during June 2015 than June of last year, higher than the five-year average (2010-14) for June.
We expect rent income to increase in 2015 as a result of our acquisition activities. We will continue to evaluate acquisitions on an opportunistic basis. Additionally, we will pursue targets that fit into our strategy and complement CrossAmerica as well as CST’s portfolio. Whether we will be able to execute acquisitions will depend on market conditions, availability of suitable acquisition targets at attractive terms, which are expected to be accretive to CrossAmerica’s unitholders, and our ability to finance such acquisitions on favorable terms.

Liquidity and Capital Resources
Liquidity
Our principal liquidity requirements are to finance our operations, fund acquisitions, to service our debt and pay distributions to our unitholders and the holder of our incentive distribution rights. We expect our ongoing sources of liquidity to include cash generated by our operations and borrowings under the revolving credit facility and, if available to us on acceptable terms, issuances of equity and debt securities. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, acquisitions, and partnership distributions will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will, from time to time, consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods.
We believe that we will have sufficient cash flow from operations, borrowing capacity under the revolving credit facility and the ability to issue additional equity and/or debt securities to meet our financial commitments, debt service obligations, contingencies, anticipated capital expenditures, and partnership distributions. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional equity and/or debt securities.
Cash Flows
Net cash provided by operating activities for the six months ended June 30, 2015 was $16.5 million compared to $2.5 million for the six months ended June 30, 2014, driven primarily from working capital changes, which are shown in Note 17, and an increase in non-cash expenses, particularly depreciation, amortization, and accretion.
Net cash used in investing activities for the six months ended June 30, 2015 was $126.2 million compared to $104.3 million for the six months ended June 30, 2014. The increase in net cash used in investing activities for the six months ended June 30, 2015 was related to our Landmark and Erickson acquisitions, partially offset by the proceeds received in 2014 on the sale of the lubricants business.
Net cash provided by financing activities for the six months ended June 30, 2015 was $99.1 million compared to net cash provided by financing activities of $98.5 million for the six months ended June 30, 2014. During the first quarter of 2015, we borrowed $132.8 million under the revolving credit facility primarily to finance the Landmark convenience stores and the Erickson acquisitions. Additionally, during the second quarter of 2015, we closed on the sale of 4.6 million common units for net proceeds of $138.5 million and used the net proceeds from this offering to reduce indebtedness outstanding under our revolving credit facility. During the six months ended June 30, 2014, we had net borrowings of $126.2 million primarily used to fund acquisitions, partially offset by $19.2 million of distributions to our common and subordinated unit holders.
Non-GAAP Financial Measures
We use the non-GAAP financial measures EBITDA, Adjusted EBITDA, and Distributable Cash Flow in this report. EBITDA represents net income before deducting interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA represents EBITDA as further adjusted to exclude equity funded expenses related to incentive compensation and the Amended Omnibus Agreement, gains or losses on sales of assets, certain discrete acquisition related costs, such as legal and other professional fees and severance expenses associated with recently acquired companies, and certain other discrete non-cash items, such as inventory fair value adjustments arising from purchase accounting. Distributable Cash Flow represents Adjusted EBITDA less cash interest expense, sustaining capital expenditures and current income tax expense.
EBITDA, Adjusted EBITDA, and Distributable Cash Flow are used as supplemental financial measures by management and by external users of our financial statements, such as investors and lenders. EBITDA and Adjusted EBITDA are used to assess our financial performance without regard to financing methods, capital structure or income taxes and our ability to incur and service debt and to fund capital expenditures. In addition, Adjusted EBITDA is used to assess the operating performance of our business on a consistent basis by excluding the impact of items which do not result directly from our wholesale distribution of motor fuel, the leasing of real property, or the day to day operations of our retail convenience store activities. EBITDA, Adjusted EBITDA, and Distributable Cash Flow are also used to assess our ability to generate cash sufficient to make distributions to our unit-holders.
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
 The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

Three Months Ended	Six Months Ended
June 30,	June 30,
2015	2014	2015	2014
Net income (loss) available to CrossAmerica limited partners	$(165)	$1,861	$(3,301)	$3,258
Interest expense	4,743	3,712	9,021	7,739
Income tax expense (benefit)	(907)	(3,911)	(2,588)	(3,776)
Depreciation, amortization and accretion	11,411	7,270	22,913	13,236
EBITDA	$15,082	$8,932	$26,045	$20,457
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement(a)	3,250	1,136	6,192	2,050
Gain on sales of assets, net	(422)	(53)	(452)	(1,533)
Acquisition costs(b)	1,150	5,638	2,152	5,951
Inventory fair value adjustments	—	1,483	706	1,483
Adjusted EBITDA	$19,060	$17,136	$34,643	$28,408
Cash interest expense	(4,006)	(3,321)	(7,915)	(6,365)
Sustaining capital expenditures(c)	(307)	(425)	(827)	(984)
Current income tax expense	(428)	79	(1,487)	(65)
Distributable Cash Flow	$14,319	$13,469	$24,414	$20,994

Diluted common and subordinated units	25,155	18,719	24,880	18,696

Distributable Cash Flow per diluted limited partner unit	$0.5692	$0.7195	$0.9813	$1.1229
Distributions paid per limited partner unit	$0.5475	$0.5125	$1.0900	$1.0250
Distribution coverage	1.04	x	1.40	x	0.90	x	1.10	x

(a)
As approved by the independent conflicts committee of the General Partner and the executive committee of and CST’s board of directors, CrossAmerica and CST mutually agreed to settle the second quarter 2015 amounts due under the terms of the Amended Omnibus Agreement in limited partnership units.

(b)	Relates to certain discrete acquisition related costs, such as legal and other professional fees and severance expenses associated with recently acquired businesses.

(c)
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

The following table reconciles our segment Adjusted EBITDA to consolidated net income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Wholesale Segment
Adjusted EBITDA	$18,448	$16,304	$36,922	$29,973
Retail Segment
Adjusted EBITDA	$4,595	$4,652	$9,184	$5,482
Total Segment
Adjusted EBITDA	$23,043	$20,956	$46,106	$35,455

Reconciling items:
General and administrative expenses	(8,380)	(10,682)	(19,698)	(15,209)
Gain on sales of assets, net	422	53	452	1,533
Other income, net	190	119	249	223
Interest expense	(4,743)	(3,712)	(9,021)	(7,739)
Income tax benefit	907	3,911	2,588	3,776
Depreciation, amortization and accretion expense	(11,411)	(7,270)	(22,913)	(13,236)
Inventory fair value adjustment	—	(1,483)	(706)	(1,483)

Consolidated net income	$28	$1,892	$(2,943)	$3,320
Debt
As of June 30, 2015, our consolidated debt consisted of the following (in thousands):

June 30,
2015
Revolving credit facility	$186,909
Financing obligation associated with Rocky Top acquisition	26,250
Note payable	903
Total	214,062
Current portion	5,554
Total	$219,616
Our revolving credit facility is secured by substantially all of the assets of CrossAmerica and its subsidiaries. Our borrowings under the revolving credit facility had an interest rate of 3.44% as of June 30, 2015. Letters of credit outstanding at June 30, 2015 totaled $16.4 million. As of June 30, 2015, after taking into account letters of credit and debt covenant constraints to availability, approximately $139.5 million was available for future borrowings. Subsequent to the July 2015 acquisitions discussed in Note 2, the availability for future borrowings was approximately $98.9 million. In connection with future acquisitions, the revolving credit facility requires, among other things, that we have, after giving effect to such acquisition, at least $20 million of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. We are required to maintain a total leverage ratio (as defined in the Credit Agreement) for the most recently completed four fiscal quarters of less than or equal to 5.00 to 1.00. As of June 30, 2015, CrossAmerica was in compliance with these financial covenant ratios.
In connection with the Rocky Top acquisition that we completed on September 24, 2013, we entered into a lease for certain sites which obligates CrossAmerica to purchase these sites, at the election of the lessor, either (a) in whole on or about August 1, 2015, or (b) in approximately equal parts over a 5 year period for an average of $5.3 million per year beginning in 2016. At December 31, 2014, CrossAmerica classified the entire balance of the financing obligation associated with the Rocky Top acquisition as current due to the possibility that CrossAmerica would be required to fund the obligation in 2015. In 2015, the sellers gave notice that the option of requiring a purchase of the sites on August 1, 2015 would not be exercised, and CrossAmerica reclassified $20.8 million to noncurrent in 2015.
Capital Expenditures
We make investments to expand, upgrade and enhance existing assets. We categorize our capital requirements as either sustaining capital expenditures or acquisition capital expenditures. Sustaining capital expenditures are those capital expenditures required to maintain our long-term operating income or operating capacity. Acquisition capital expenditures are those capital expenditures that we expect will increase our operating income or operating capacity over the long term. We have the ability to fund our capital expenditures by additional borrowings under the revolving credit facility or, if available to us on acceptable terms, issuing additional equity, debt securities or other options, such as the sale of assets. We may not be able to complete any offering of securities or other options on terms acceptable to us, if at all.
The following table outlines our consolidated capital expenditures by segment for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Wholesale Segment
Sustaining capital	$244	$830
Acquisitions	57,307	70,629
Total Wholesale Segment	57,551	71,459
Retail Segment
Sustaining capital	583	154
Acquisitions	70,362	44,792
Total Retail Segment	70,945	44,946

Total consolidated capital expenditures and acquisitions	$128,496	$116,405
Other Matters Impacting Liquidity and Capital Resources
CrossAmerica Common Unit Offering
On June 19, 2015, CrossAmerica closed on the sale of 4.6 million common units for net proceeds of approximately $138.5 million. On July 16, 2015, CrossAmerica closed on the sale of an additional 0.2 million common units for net proceeds of approximately $6.2 million in accordance with the underwriters’ option to purchase additional common units. See Note 11 for additional information.

Distributions
Since the closing of our initial public offering, we have increased our quarterly distributions from $0.4375 per unit ($1.75 per unit on an annualized basis) to $0.5475 per unit (or $2.19 per unit on an annualized basis). On June 5, 2015, the board of directors of our General Partner approved a quarterly distribution of $0.5475 per unit attributable to the first quarter of 2015 (annualized $2.19 per unit), representing a 0.9% increase in our cash distribution per unit from $0.5425 per quarter ($2.17 per unit annualized) paid with respect to the fourth quarter of 2014. The distribution attributable to the first quarter was paid on June 19, 2015 to all unitholders of record on June 15, 2015. The amount of any distribution is subject to the discretion of the board of directors of our General Partner which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.
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
During the first half of 2015, we distributed $0.4 million to CST with respect to the IDRs.
Purchase of CST Fuel Supply Equity Interests
In January 2015 and again in July 2015, we closed on the purchase of a 5% and 12.5%, respectively, limited partner equity interest in CST Fuel Supply. See Notes 2 and 9 for additional information.
Acquisition of Landmark
In January 2015, in connection with the joint acquisition by CST and CrossAmerica of 22 convenience stores from Landmark, we acquired the real property of the 22 fee sites as well as certain wholesale fuel distribution assets for $41.2 million. See Note 2 for additional information.
Acquisition of Erickson
In February 2015, CrossAmerica closed on the purchase of all of the outstanding capital stock of Erickson and certain related assets for an aggregate purchase price of $84.9 million, subject to certain post-closing adjustments. See Note 2 for additional information.
Purchase of NTI Convenience Stores
In July 2015, we completed the purchase of real property at 29 NTIs from CST in exchange for an aggregate consideration of approximately 0.3 million common units and cash in the amount of $124.4 million, with an aggregate consideration of $134.0 million on the date of closing. See Note 2 for additional information.
Acquisition of One Stop
In July 2015, CrossAmerica closed on the purchase of 41 convenience stores from One Stop and certain related assets. See Note 2 for additional information.

New Accounting Policies
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-06—Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions, which requires that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. This guidance is effective January 1, 2016. Early adoption is permitted. The guidance is to be applied on a retrospective basis for all financial statements presented. Management is currently evaluating this new guidance, including how it will apply the guidance at the date of adoption.
In April 2015, the FASB issued ASU 2015-03—Interest-Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective January 1, 2016. Early adoption is permitted. The guidance is to be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. If the guidance were applicable at June 30, 2015, other noncurrent assets and long-term debt would be lower by $6.1 million.
In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606), which results in comprehensive new revenue accounting guidance, requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and develops a common revenue standard under U.S. GAAP and International Financial Reporting Standards. Specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance is effective January 1, 2018, pending issuance of the final Accounting Standards Update. Early adoption is not permitted. The guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. Management is currently evaluating this new guidance, including how it will apply the guidance at the date of adoption.
As discussed in Note 1, certain other new financial accounting pronouncements have become effective for our financial statements and the adoption of these pronouncements will not affect our financial position or results of operations, nor will they require any additional disclosures.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2015, we had $186.9 million outstanding on our revolving credit facility. Our outstanding borrowings bear interest at the London Interbank Offered Rate plus a margin of 3.25%. These borrowings had an interest rate of 3.44%. A one percentage point change in our average rate would impact annual interest expense by approximately $1.9 million.
Commodity Price Risk
We have not historically hedged or managed our price risk with respect to our commodity inventories (gasoline and diesel fuel), as the time period between the purchases of our motor fuel inventory and the sales to our customers is very short.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2015, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the design and operation of our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.
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
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this quarterly report included in Note 10 of the notes to the consolidated financial statements.
Item 1A. RISK FACTORS
There were no material changes to the risk factors disclosed in the section entitled “Risk Factors” in our Form 10-K other than set forth below.

The employees providing services to us are subject to extensive government laws and regulations, and the cost of compliance with such laws and regulations can be material.
Regulations related to wages affect our business. Any appreciable increase in the statutory minimum wage, exemption levels, overtime or unionization of the workforce providing services to us could result in an increase in labor costs and such cost increase, or the penalties for failing to comply with such statutory minimums, could adversely affect our business, financial condition and results of operations.
Further, U.S. health care reform legislation requires us to provide additional health insurance benefits to the employees providing services to us, or health insurance coverage to additional employees, and as a result increases our costs and expenses. Any changes in the laws or regulations described above that are adverse to us could affect our operating and financial performance. In addition, new regulations are proposed from time to time which, if adopted, could have a material adverse effect on our operating results and financial condition.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As discussed in Note 12 to Item 1 in Part I above, on July 16, 2015, the Partnership issued 145,056 common units to CST in connection with the amount incurred for the three months ended June 30, 2015 under the terms of the Amended Omnibus Agreement. This issuance of the common units was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
Item 4. MINE SAFETY DISCLOSURES
None.

Item 6. Exhibits

Exhibit No.	Description
2.1
Fuel Supply Contribution Agreement, dated as of June 15, 2015, by and among CST Brands, Inc., CST Services, LLC and CrossAmerica Partners LP (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on June 15, 2015)

2.2
Real Estate Contribution Agreement, dated as of June 15, 2015, by and among CST Brands, Inc., CST Diamond Holdings LLC, Big Diamond, LLC, Skipper Beverage Company, LLC, CST Shamrock Stations, Inc., CST Arizona Stations, Inc., CrossAmerica Partners LP and Lehigh Gas Wholesale Services, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on June 15, 2015)

2.3*
Master Lease Agreement, dated October 1, 2014, by and among Lehigh Gas Wholesale Services, Inc., as Landlord, and CAPL Operations I, LLC and CST Services LLC, as Tenants, as subsequently amended by Amendment to Master Lease Agreement, dated April 13, 2015, and Second Amendment to Master Lease Agreement, dated June 15, 2015

2.4*	Form of Addendum to Master Lease Agreement

2.5*	Fuel Distribution Agreement, dated January 1, 2015, by and among CST Marketing and Supply LLC, and certain subsidiaries of CST Services LLC

10.1*	Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Phantom Units for Executive Officers with distribution equivalent rights

31.1*	Certification of Principal Executive Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1†	Certification of Principal Executive Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

32.2†	Certification of Principal Financial Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CROSSAMERICA PARTNERS LP

By: CrossAmerica GP LLC
its general partner

    /s/ Clayton E. Killinger
By: Clayton E. Killinger
Title: Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)
Date: August 7, 2015