Form 10-Q
period 2015-09-30
CrossAmerica Partners LP
filed 2015-11-06
CIK 1538849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2015, there were 25,733,939 common units and 7,525,000 subordinated units outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROSSAMERICA PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	September 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Current assets:
Cash	$1,860	$15,170
Accounts receivable, net of allowances of $1,102 and $754, respectively	30,347	23,435
Accounts receivable from related parties	7,713	14,897
Inventories	17,373	12,069
Assets held for sale	3,852	2,584
Other current assets, net	9,501	7,969
Total current assets	70,646	76,124
Property and equipment, net	632,246	391,499
Intangible assets, net	83,870	77,780
Goodwill	80,187	40,328
Other assets	15,836	18,915
Total assets	$882,785	$604,646
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$8,276	$29,083
Accounts payable	47,692	33,575
Accrued expenses and other current liabilities	19,177	21,333
Motor fuel taxes payable	11,073	10,042
Total current liabilities	86,218	94,033
Debt and capital lease obligations, less current portion	428,394	261,284
Deferred tax liabilities	44,948	23,692
Other long-term liabilities	38,251	35,146
Total liabilities	597,811	414,155
Commitments and contingencies
Equity:
CrossAmerica Partners’ Capital
Common units—public (19,381,600 and 14,764,303 units issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	450,717	326,139
Common units—affiliates (6,238,083 and 673,401 units issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	(63,663)	(44,322)
Subordinated units—affiliates (7,525,000 units issued and outstanding at September 30, 2015 and December 31, 2014)	(101,974)	(91,295)
General Partner’s interest	—	—
Total CrossAmerica Partners’ Capital	285,080	190,522
Noncontrolling interests	(106)	(31)
Total equity	284,974	190,491
Total liabilities and equity	$882,785	$604,646
See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars, Except Unit and per Unit Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating revenues(a)	$625,566	$827,760	$1,750,783	$2,073,626
Cost of sales(b)	577,740	791,466	1,629,660	1,993,717
Gross profit	47,826	36,294	121,123	79,909

Income from CST Fuel Supply equity	4,198	—	6,473	—
Operating expenses:
Operating expenses	16,143	12,458	46,315	22,101
General and administrative expenses	9,527	6,988	29,225	22,197
Depreciation, amortization and accretion expense	13,431	8,369	36,344	21,605
Total operating expenses	39,101	27,815	111,884	65,903
Gain (loss) on sales of assets, net	1,907	(49)	2,359	1,484
Operating income	14,830	8,430	18,071	15,490
Other income, net	87	92	336	315
Interest expense	(4,867)	(5,162)	(13,888)	(12,901)
Income before income taxes	10,050	3,360	4,519	2,904
Income tax benefit	134	803	2,722	4,579
Consolidated net income	10,184	4,163	7,241	7,483
Net income attributable to noncontrolling interests	21	8	14	8
Net income attributable to CrossAmerica limited partners	10,163	4,155	7,227	7,475
Distributions to incentive distribution right holders	(428)	(64)	(793)	(126)
Net income available to CrossAmerica limited partners	$9,735	$4,091	$6,434	$7,349
Net income per CrossAmerica limited partner unit:
Basic earnings per common unit	$0.29	$0.21	$0.23	$0.39
Diluted earnings per common unit	$0.29	$0.21	$0.23	$0.39
Basic and diluted earnings per subordinated unit	$0.29	$0.21	$0.23	$0.39
Weighted-average CrossAmerica limited partner units:
Basic common units	25,518,876	11,824,203	20,043,565	11,380,612
Diluted common units	25,568,795	11,834,098	20,137,338	11,445,390
Basic and diluted subordinated units	7,525,000	7,525,000	7,525,000	7,525,000
Total diluted common and subordinated units	33,093,795	19,359,098	27,662,338	18,970,390

Distribution per common and subordinated units	$0.5625	$0.5225	$1.6525	$1.5475

Supplemental information:
(a) Includes excise taxes of:	$28,223	$18,997	$75,448	$44,581
(a) Includes revenues from fuel sales to related parties of:	$126,932	$216,417	$365,072	$651,801
(a) Includes income from rentals of:	$14,771	$10,829	$38,423	$32,287
(b) Includes expenses from fuel sales to related parties of:	$123,264	$211,758	$354,735	$638,607
(b) Includes expenses from rentals of:	$4,387	$3,912	$12,317	$11,703

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Consolidated net income	$7,241	$7,483
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion expense	36,344	21,605
Amortization of deferred financing fees	1,106	2,386
Amortization of below (above) market leases, net	518	(81)
Provision for losses on doubtful accounts	462	204
Deferred income taxes	(5,156)	(4,668)
Equity-based employees and directors compensation expense	3,840	3,875
Gain on sales of assets, net	(2,359)	(1,484)
Gain on settlement of capital lease obligations	(25)	(325)
Changes in working capital, net of acquisitions	6,929	(20,564)
Net cash provided by operating activities	48,900	8,431
Cash flows from investing activities:
Proceeds from sale of property and equipment	4,436	—
Proceeds from sale of lubricants business	—	10,001
Capital expenditures	(1,035)	(1,986)
Principal payments received on notes receivable	1,931	2,141
Cash paid in connection with acquisitions, net of cash acquired	(174,348)	(116,552)
Cash paid to CST in connection with acquisitions	(141,925)	—
Net cash used in investing activities	(310,941)	(106,396)
Cash flows from financing activities:
Borrowings under the revolving credit facility	316,800	195,395
Repayments on the revolving credit facility	(167,200)	(196,170)
Proceeds from issuance of common units, net	144,873	135,032
Payments of long-term debt and capital lease obligations	(1,964)	(1,958)
Debt issuance cost	—	(4,565)
Advances to/repayments of related party receivables	2,465	(1,512)
Distributions paid to holders of incentive distribution rights	(793)	(126)
Distributions paid to noncontrolling interests	(89)	(9)
Distributions paid on common and subordinated units	(45,361)	(28,968)
Net cash provided by financing activities	248,731	97,119
Net decrease in cash	(13,310)	(846)
Cash at beginning of period	15,170	4,115
Cash at end of period	$1,860	$3,269
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
Our business consists of:

•	the wholesale distribution of motor fuels;

•	the retail distribution of motor fuels to end customers at sites operated by commission agents or us;

•	the owning or leasing of sites used in the retail distribution of motor fuels and, in turn, generating rental income from the lease or sublease of the sites; and

•	the operation of convenience stores.
The financial statements are comprised of CrossAmerica and its wholly-owned subsidiaries. CrossAmerica’s primary operations are conducted by the following consolidated wholly owned subsidiaries:

•	Lehigh Gas Wholesale LLC (“LGW”), which distributes motor fuels on a wholesale basis and generates qualified income under Section 7704(d) of the Internal Revenue Code;

•
LGP Realty Holdings LP (“LGPR”), which functions as the real estate holding company of CrossAmerica and holds the assets that generate rental income that is qualifying under Section 7704(d) of the Internal Revenue Code; and

•
Lehigh Gas Wholesale Services, Inc. (“LGWS”), which owns and leases (or leases and sub-leases) real estate and personal property used in the retail distribution of motor fuels, as well as provides maintenance and other services to its customers. In addition, LGWS distributes motor fuels on a retail basis and sells convenience merchandise items to end customers at company-operated retail sites and sells motor fuel on a retail basis at sites operated by commission agents. Income from the retail distribution of motor fuels and rental income from leases of real property to a related party is not qualifying income under Section 7704(d) of the Internal Revenue Code.

As part of our business strategy with CST, we intend, pending approval by the General Partner’s independent conflicts committee and mutual agreement upon terms and other conditions, to purchase interests at fair market value in CST’s wholesale motor fuel supply business (“CST Fuel Supply”) over time. In January 2015 and again in July 2015, we closed on the purchase of a 5% and 12.5%, respectively, limited partner equity interests in CST Fuel Supply. As of November 4, 2015, our total equity interest in CST Fuel Supply is 17.5%.
Additionally, we have issued common units as consideration in the purchase of equity interests in CST Fuel Supply and CST’s New to Industry (“NTI”) convenience stores and may, from time to time, issue common units as payment for charges incurred under the Amended Omnibus Agreement, dated October 1, 2014, by and among CrossAmerica, the General Partner, Dunne Manning Inc. (“DMI”), Dunne Manning Stores LLC (formerly known as Lehigh Gas-Ohio, LLC) (“DMS” or “affiliated dealer”), CST Services, LLC and Joseph V. Topper, Jr. (the “Amended Omnibus Agreement”). Pursuant to a unit purchase program announced on September 21, 2015, CST has also acquired our common units through open market purchases. Through November 4, 2015, after giving effect to these transactions, CST owns 17.7% of our limited partner interests.
Interim Financial Statements
These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (“Form 10-K”). Financial information as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 included in the condensed notes to the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2014 has been derived from our audited financial statements and notes thereto as of that date.
Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Our business exhibits substantial seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.
Reclassifications
The statement of operations was revised from the presentation included in our Form 10-K to conform to that presented in CST’s Annual Report on Form 10-K for the year ended December 31, 2014 filed by CST. As a result, certain reclassifications were made to prior period amounts to conform to the current year presentation. These reclassifications had no impact on net income or equity for any periods.
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
New Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16-Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminate the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. The guidance is to be applied on a prospective basis to adjustments to provisional amounts that occur after the effective date. This guidance is effective January 1, 2016, with early adoption permitted for financial statements that have not yet been made available for issuance. The Partnership has elected early adoption of the updated accounting standard, noting that although management has made adjustments to provisional amounts recognized in prior business combinations, those adjustments have not been material and would not have resulted in retrospective application. As such, early adoption of this guidance does not have a significant impact on the financial statements.
In April 2015, the FASB issued ASU 2015-06—Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions, which requires that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. This guidance is effective January 1, 2016. Early adoption is permitted. The guidance is to be applied on a retrospective basis for all financial statements presented. Management is currently evaluating this new guidance, including how it will apply the guidance at the date of adoption.
In April 2015, the FASB issued ASU 2015-03—Interest-Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective January 1, 2016. Early adoption is permitted. The guidance is to be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. If the guidance were applicable at September 30, 2015, other noncurrent assets and long-term debt would be lower by $5.8 million.
In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606), which results in comprehensive new revenue accounting guidance, requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and develops a common revenue standard under U.S. GAAP and

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International Financial Reporting Standards. Specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. With the issuance of ASU 2015-14, which deferred the effective date by one year, this guidance is effective January 1, 2018. Early adoption is permitted, but no earlier than January 1, 2017. The guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. Management is currently evaluating this new guidance, including how it will apply the guidance at the date of adoption.
Certain other new financial accounting pronouncements have become effective for our financial statements and the adoption of these pronouncements will not affect our financial position or results of operations, nor will they require any additional disclosures.
Concentration Risk
DMS is an operator of retail sites that purchases a significant portion of its motor fuel requirements from us on a wholesale basis and then re-sells motor fuel on a retail basis. DMS also leases real estate from us. The financial results of DMS are not consolidated with ours. For the three and nine months ended September 30, 2015, CrossAmerica distributed approximately 17% of its total wholesale distribution volumes to DMS and DMS accounted for approximately 33% and 38% of our rental income, respectively. For more information regarding transactions with DMS, see Note 9.
For the nine months ended September 30, 2015, CrossAmerica’s wholesale business purchased approximately 29%, 26% and 24% of its motor fuel from ExxonMobil Corporation, BP and Motiva Enterprises LLC, respectively. No other fuel suppliers accounted for 10% or more of CrossAmerica’s fuel purchases in the first nine months of 2015.
As of November 4, 2015, CrossAmerica’s total equity interest in CST Fuel Supply is 17.5%. Valero Energy Corporation (“Valero”) supplied substantially all of the motor fuel purchased by CST Fuel Supply for resale to CST’s U.S. Retail segment during 2015. During the three and nine months ended September 30, 2015, CST Fuel Supply purchased $1.0 billion and $3.0 billion, respectively, of motor fuel from Valero.
The store personnel at the convenience stores we acquired from Petroleum Marketers Incorporated (“PMI”) were employees of Pinehurst Services LLC (“Pinehurst”) through September 30, 2015 to which we paid a management fee pursuant to the terms of an employee staffing agreement. The employee staffing agreement with PMI was terminated on October 1, 2015, at which time all of the aforementioned PMI employees became our employees.
Note 2. ACQUISITIONS
Purchase (“Drop Down”) of CST Wholesale Fuel Supply Equity Interests
In January 2015, we closed on the purchase of a 5% limited partner equity interest in CST Fuel Supply in exchange for approximately 1.5 million common units with an aggregate consideration of $60.0 million on the date of closing. In July 2015, we closed on the purchase of an additional 12.5% limited partner equity interest in CST Fuel Supply in exchange for approximately 3.3 million common units and cash in the amount of $17.5 million, with an aggregate consideration of approximately $110.9 million on the date of closing. These transactions were approved by the independent conflicts committee of the General Partner and the executive committee of and full board of directors of CST. Because these transactions were between entities under common control, the excess of the purchase price paid by CrossAmerica over the carrying value recorded on CST’s balance sheet in the amount of $170.0 million is recorded as a distribution to CST in CrossAmerica’s consolidated equity. See Note 9 for additional information.
CST Fuel Supply distributes motor fuel primarily to CST’s convenience stores at its cost plus a fixed margin of $0.05 per gallon and has no material net assets. CST Fuel Supply distributed approximately 473.8 million gallons and 1.4 billion gallons of motor fuel during the three and nine months ended September 30, 2015, respectively.
Purchase of New to Industry Convenience Stores (“NTI”) from CST
In July 2015, we completed the purchase of real property at 29 NTIs from CST in exchange for approximately 0.3 million common units and cash in the amount of $124.4 million, for an aggregate consideration of $134.0 million on the date of closing. We leased the real property associated with the NTIs back to CST and CST will continue to operate the sites pursuant to a triple net lease at a lease rate of 7.5%, per annum, of the fair value of the property. This transaction was approved by the independent conflicts committee of the General Partner and the executive committee of and full board of directors of CST. We accounted for the transactions as entities under common control.
Aggregate incremental revenues since the closing of the NTI acquisition included in CrossAmerica’s statement of operations were $2.5 million for both the three and nine months ended September 30, 2015.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table summarizes the preliminary fair values of the assets acquired at the acquisition date (in thousands):

Property and equipment	$24,977
Other assets	4,053
Goodwill	12,179
Total consideration	$41,209
The fair value of property and equipment, which consisted of land, buildings and equipment, was based on a cost approach. The buildings and equipment are being depreciated on a straight-line basis, with estimated useful lives of 20 years.
The other assets consist of net deferred tax assets associated with the difference between the book and tax bases of the net assets acquired.
A substantial portion of the goodwill represents the value that would have been allocated to wholesale fuel distribution rights. However, because the acquired wholesale fuel distribution rights relate to entities under common control under U.S. GAAP, this identifiable intangible is not permitted to be recognized and therefore the value has been allocated to goodwill. Goodwill has been assigned to the Wholesale segment.
Management continues to review the valuation and confirming the result to determine the final purchase price allocation.
Aggregate incremental revenues since the closing of the Landmark acquisition in CrossAmerica’s statement of operations were $17.8 million and $49.5 million for the three and nine months ended September 30, 2015, respectively.
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
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets (excluding inventories)	$4,202
Inventories	8,484
Property and equipment	75,028
Intangible assets	14,010
Goodwill	27,352
Current liabilities	(19,736)
Deferred tax liabilities	(24,935)
Asset retirement obligations	(2,204)
Other liabilities	(273)
Total consideration, net of cash acquired	$81,928
The fair value of inventory was estimated at retail selling price less estimated costs to sell and a reasonable profit allowance for the selling effort.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Goodwill recorded is primarily attributable to the deferred tax liabilities arising from the application of purchase accounting. Management is reviewing the valuation and confirming the result to determine the final purchase price allocation. Of the goodwill recorded, $8.2 million was assigned to the Wholesale segment and $19.1 million was assigned to the Retail segment. As a result of converting a portion of these retail sites from company-operated stores to dealer-operated stores and the resulting reduction in future cash flows in the Retail segment and the expected increase in future cash flows that will be received by the Wholesale segment subsequent to the date of conversion, $1.2 million of the goodwill originally assigned to the Retail segment was reassigned to the Wholesale segment. See Note 7 for additional information.
The $2.7 million reduction in deferred tax liabilities recorded in the third quarter of 2015 was driven by further analysis of the differences between the book and tax bases of the net assets acquired.
Aggregate incremental revenues since the closing of the Erickson acquisition included in CrossAmerica’s statement of operations were $70.4 million and $171.6 million for the three and nine months ended September 30, 2015, respectively.
Acquisition of One Stop
In July 2015, CrossAmerica completed the purchase of the 41 company-operated One Stop convenience store network based in Charleston, West Virginia, along with four commission agent sites, nine dealer fuel supply agreements and one freestanding franchised quick service restaurant for approximately $44.6 million in cash.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets (excluding inventories)	$4,321
Inventories	5,043
Property and equipment	38,110
Intangible assets	3,890
Goodwill	272
Other assets	132
Current liabilities	(6,800)
Other liabilities	(328)
Total consideration, net of cash acquired	$44,640
The fair value of inventory was estimated at retail selling price less estimated costs to sell and a reasonable profit allowance for the selling effort.
The fair value of property and equipment, which consisted of land, buildings and equipment, was based on a cost approach. The buildings and equipment are being depreciated on a straight-line basis, with estimated remaining useful lives of 20 years for the buildings and 7 to 10 years for equipment.
The $1.4 million fair value of the wholesale fuel distribution rights included in intangibles was based on an income approach and management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel distribution rights are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.
The $1.5 million fair value of the wholesale fuel supply agreements was based on an income approach, and management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel supply agreements are being amortized on an accelerated basis over an estimated useful life of approximately 10 years.
Management continues to review the valuation and confirming the result to determine the final purchase price allocation.
Aggregate incremental revenues since the closing of the One Stop acquisition included in CrossAmerica’s statement of operations were $35.0 million for both the three and nine months ended September 30, 2015.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Results
Our pro forma results, giving effect to the Erickson and One Stop acquisitions and assuming an acquisition date of January 1, 2014, would have been (in thousands, except per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total revenues	$625,566	$983,750	$1,873,536	$2,525,409
Net income (loss)	$10,184	$2,911	$5,970	$1,034
Net income (loss) per limited partnership unit	$0.29	$0.15	$0.19	$0.05
Note 3. ASSETS HELD FOR SALE
CrossAmerica has classified six and five sites as held for sale at September 30, 2015 and December 31, 2014, respectively. These assets are expected to be sold within a year of the date they were initially classified as held for sale. In addition, certain assets owned by PMI were classified as held for sale at September 30, 2015, and are included in the table below. Assets held for sale (at cost) were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Land	$2,221	$1,984
Buildings and improvements	1,389	782
Equipment and other	1,226	464
Total	4,836	3,230
Less accumulated depreciation	(984)	(646)
Assets held for sale	$3,852	$2,584
During the third quarter of 2015, we sold one site for $1.8 million, resulting in a gain of $1.3 million. In addition, we have divested certain assets acquired in the PMI acquisition through several transactions occurring throughout 2015. For the three and nine months ended September 30, 2015, total proceeds from these sales amounted to $0.9 million and $1.9 million, resulting in net gains of $0.4 million and $1.0 million, respectively. Subsequent to September 30, 2015, additional sales were completed in October 2015, resulting in total proceeds of $1.2 million and net gains of $0.5 million.
See Note 16 for discussion of sites acquired in the PMI acquisition that were converted to dealer-operated sites.
Note 4. INVENTORIES
Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Convenience store merchandise	$11,466	$6,829
Motor fuel	5,907	5,240
Inventories	$17,373	$12,069

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Land	$251,124	$153,181
Buildings and site improvements	317,628	176,839
Leasehold improvements	8,797	8,660
Equipment and other	138,184	111,285
Construction in progress	2,689	4,873
Property and equipment, at cost	718,422	454,838
Accumulated depreciation and amortization	(86,176)	(63,339)
Property and equipment, net	$632,246	$391,499
Note 6. INTANGIBLE ASSETS
Intangible assets consisted of the following (in thousands):

	September 30, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply agreements	$57,826	$(21,600)	$36,226	$56,326	$(15,915)	$40,411
Wholesale fuel distribution rights	44,913	(8,010)	36,903	31,803	(4,860)	26,943
Trademarks	2,038	(718)	1,320	1,484	(433)	1,051
Covenant not to compete	4,231	(1,409)	2,822	2,951	(776)	2,175
Below market leases	11,151	(4,552)	6,599	10,161	(2,961)	7,200
Total intangible assets	$120,159	$(36,289)	$83,870	$102,725	$(24,945)	$77,780
Under our wholesale fuel supply agreements, we sell motor fuel to sites controlled by third party dealers and do not collect rent for these sites. Our wholesale fuel distribution agreements allow us to sell motor fuel to third party lessee dealers, who pay us rent for the use of the sites. We collect a wholesale fuel margin for motor fuel sold through these agreements.
Note 7. GOODWILL
Changes in goodwill during the nine months ended September 30, 2015 consisted of the following (in thousands):

	Wholesale Segment	Retail Segment	Consolidated
Beginning balance	$34,570	$5,758	$40,328
Acquisitions	20,509	19,350	39,859
Reassignment	5,631	(5,631)	—
Ending balance	$60,710	$19,477	$80,187
As a result of converting retail sites acquired through the PMI and Erickson acquisitions from company-operated sites to dealer-operated sites and the resulting reduction in future cash flows in the Retail segment and the expected increase in future cash flows that will be received by the Wholesale segment subsequent to the date of conversion, $5.6 million of the goodwill originally assigned to the Retail segment was reassigned to the Wholesale segment.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. DEBT
Our balances for long-term debt and capital leases are as follows (in thousands):

	September 30,	December 31,
	2015	2014
Revolving credit facility	350,000	200,400
Financing obligation associated with Rocky Top acquisition	26,250	26,250
Note payable	890	929
Lease financing obligations	59,530	62,788
Total	436,670	290,367
Less current portion	8,276	29,083
Noncurrent portion	$428,394	$261,284
Our revolving credit facility is secured by substantially all of the assets of CrossAmerica and its subsidiaries. Letters of credit outstanding at September 30, 2015 and December 31, 2014 totaled $15.9 million and $16.4 million, respectively. The amount of availability at September 30, 2015 under the revolving credit facility, after taking into account outstanding letters of credit and debt covenant constraints, was $125.4 million. In connection with future acquisitions, the revolving credit facility requires, among other things, that we have, after giving effect to such acquisition, at least $20.0 million of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition.
In connection with the Rocky Top acquisition that we completed on September 24, 2013, we entered into a lease for certain sites, which obligates CrossAmerica to purchase these sites, at the election of the lessor, either (a) in whole on or about August 1, 2015, or (b) in approximately equal parts over a 5 year period for an average of $5.3 million per year beginning in 2016. At December 31, 2014, CrossAmerica classified the entire balance of the financing obligation associated with the Rocky Top acquisition as current due to the possibility that CrossAmerica would be required to fund the obligation in 2015. In 2015, the sellers gave notice that the option of requiring a purchase of the sites on August 1, 2015 would not be exercised, and CrossAmerica reclassified $20.8 million to noncurrent in 2015.
Financial Covenants and Interest Rate
The Company’s revolving credit facility contains financial covenants consisting of a total leverage ratio (as defined in the Credit Agreement) for the most recently completed four fiscal quarters of less than or equal to 5.00 to 1.00 and a consolidated interest coverage ratio (as defined in the Credit Agreement) of greater than or equal to 2.75 to 1.00. As of September 30, 2015, CrossAmerica was in compliance with these covenants.
Outstanding borrowings under the revolving credit facility bear interest at the London Interbank Offered Rate plus a margin of 2.50%. Our borrowings had an interest rate of 2.70% as of September 30, 2015.
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

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues from fuel sales and rental income from CST were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues from fuel sales to CST	$37,242	$—	$106,916	$—
Rental income from CST	3,621	—	5,698	—
Receivables from CST were $2.9 million and $3.2 million at September 30, 2015 and December 31, 2014, respectively, related to these transactions.
Purchase of CST Fuel Supply Equity Interests
In January 2015 and again in July 2015, we closed on the purchase, from CST, of a 5% and 12.5%, respectively, limited partner equity interest in CST Fuel Supply for aggregate consideration of 4.8 million units and cash in the amount of $17.5 million.
CrossAmerica accounts for the equity interest in the net income of CST Fuel Supply as “Income from CST Fuel Supply” on its statement of operations, which amounted to $4.2 million and $6.5 million for the three and nine months ended September 30, 2015, respectively.
See Note 2 for additional information.
Transactions with DMS
DMS is an entity affiliated with Joseph V. Topper, Jr., our former Chief Executive Officer and continuing member of the board of directors of the General Partner. DMS is an operator of convenience stores that purchases all of its motor fuel requirements from us on a wholesale basis. DMS also leases certain retail site real estate from us in accordance with a master lease agreement between DMS and CrossAmerica.
Revenues from fuel sales and rental income from DMS were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues from fuel sales to DMS	$89,691	$191,886	$258,157	$576,783
Rental income from DMS	$4,921	$5,032	$14,753	$15,544
Motor fuel is sold to DMS at our cost plus a fixed mark-up per gallon. Receivables from DMS totaled $10.0 million and $10.3 million at September 30, 2015 and December 31, 2014, respectively.
Omnibus Agreement and Management Fees
In connection with our initial public offering on October 30, 2012 (the “IPO”), we entered into an Omnibus Agreement (the “Original Omnibus Agreement”) by and among CrossAmerica, the General Partner, DMI, DMS and, for limited purposes, Joseph V. Topper, Jr. CrossAmerica incurred $2.7 million and $6.1 million in management fees for the three and nine months ended September 30, 2014, respectively, under the Original Omnibus Agreement classified as general and administrative expenses in the statement of operations.
CrossAmerica incurred $3.6 million and $10.7 million in charges for the three and nine months ended September 30, 2015, respectively, including incentive compensation costs and non-cash stock-based compensation expense under the Amended Omnibus Agreement. Amounts payable to CST related to these transactions were $5.7 million and $0.1 million at September 30, 2015 and December 31, 2014, respectively. As approved by the independent conflicts committee of the General Partner and the executive committee of CST’s board of directors, CrossAmerica and CST mutually agreed to settle the second and third quarter 2015 amounts due under the terms of the Amended Omnibus Agreement in newly issued common units representing limited partner interests in CrossAmerica. As a result, in July 2015 and October 2015, CrossAmerica issued 145,056 and 114,256 limited partner units to CST valued at $4.3 million and $2.7 million for the second and third quarter 2015 charges, respectively. CST and CrossAmerica have the right to negotiate the amount of the management fee on an annual basis, or more often as circumstances require.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maintenance and Environmental Costs
Certain maintenance and environmental monitoring and remediation activities are undertaken by a related party of Joseph V. Topper, Jr. as approved by the independent conflicts committee of the General Partner. CrossAmerica incurred $0.4 million and $0.4 million with this related party for the three months ended September 30, 2015 and 2014 and $1.1 million and $0.9 million for the nine months ended September 30, 2015 and 2014, respectively.
Aircraft Usage Costs
From time to time, CrossAmerica uses aircraft owned by a group of individuals that includes Joseph V. Topper, Jr. and another member of the board of directors of the General Partner as previously approved in August 2013 by the independent conflicts committee of the General Partner. CrossAmerica incurred $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively, for the use of these aircrafts.
Receivables from Zimri DM, LLC
In connection with the purchase of PMI in May 2014, CrossAmerica divested the PMI lubricants business, which was subsequently purchased by a company (“Zimri”) affiliated with Joseph V. Topper, Jr. PMI provides certain services to Zimri pursuant to a transition services agreement. No amounts were outstanding at September 30, 2015 and the transition services agreement was terminated effective September 30, 2015.
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
Environmental Matters
Environmental liabilities related to the sites contributed to CrossAmerica in connection with the IPO have not been assigned to CrossAmerica, and are still the responsibility of the Predecessor Entities (see the Form 10-K for additional discussion of the Predecessor Entities). Under the Amended Omnibus Agreement, certain of the Predecessor Entities must indemnify CrossAmerica for any costs or expenses that it incurs for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO for contributed sites. The Predecessor Entities’ environmental liabilities and corresponding indemnification assets had balances of $11.9 million and $10.1 million, respectively, at September 30, 2015.
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
Financial Instruments
The fair value of CrossAmerica’s accounts receivable, notes receivable, and accounts payable approximated their carrying values as of September 30, 2015 and December 31, 2014 due to the short-term maturity of these instruments. The fair value of the revolving credit facility approximated its carrying values of $350.0 million as of September 30, 2015 and $200.4 million as of December 31, 2014, due to the frequency with which interest rates are reset.
Note 12. PARTNERS’ CAPITAL
In January 2015, CrossAmerica issued 1,497,946 common units to a subsidiary of CST in connection with the acquisition of a 5% interest in CST Fuel Supply. See Notes 2 and 9 for additional information.
In March 2015, CrossAmerica issued 90,671 common units (net of units withheld for income taxes) as a result of the vesting of phantom units previously issued primarily to CST employees who provide services principally to CrossAmerica. See Note 13 for additional information.
On June 19, 2015, CrossAmerica closed on the sale of 4.6 million common units for net proceeds of approximately $138.5 million. CrossAmerica used the net proceeds from this offering to reduce indebtedness outstanding under its revolving credit facility. On July 16, 2015, CrossAmerica closed on the sale of an additional 0.2 million common units for net proceeds of approximately $6.3 million in accordance with the underwriters’ option to purchase additional common units associated with the June offering.
On July 1, 2015, CrossAmerica issued 3,303,208 common units to a subsidiary of CST in connection with the acquisition of a 12.5% additional equity interest in CST Fuel Supply. See Notes 2 and 9 for additional information.
On July 1, 2015, CrossAmerica issued 338,098 common units to subsidiaries of CST in connection with the acquisition of real property at 29 NTIs. See Note 2 for additional information.
On July 16, 2015, CrossAmerica issued 145,056 common units and on October 26, 2015, CrossAmerica issued 114,256 common units to a subsidiary of CST as payment for the amounts incurred for the three months ended June 30, 2015 and September 30, 2015, respectively, under the terms of the Amended Omnibus Agreement. See Note 9 for additional information.
Distributions
Quarterly distribution activity was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in millions)
December 31, 2014	March 9, 2015	March 17, 2015	$0.5425	$13.3
March 31, 2015	June 15, 2015	June 19, 2015	$0.5475	$13.4
June 30, 2015	September 4, 2015	September 11, 2015	$0.5625	$18.6
September 30, 2015	November 18, 2015	November 25, 2015	$0.5775	$19.2	(a)
(a) Calculated based on shares outstanding as of November 4, 2015.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Unit Repurchase Program
On November 2, 2015, the board of directors of CrossAmerica’s General Partner approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing CrossAmerica to repurchase up to an aggregate of $25 million of the common units representing limited partner interests in the Partnership. Under the program, CrossAmerica may make purchases in the open market after November 9, 2015 in accordance with Rule 10b-18, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require CrossAmerica to acquire any specific number of common units and may be suspended or terminated by CrossAmerica at any time without prior notice. The purchases will not be made from any officer, director or control person of CrossAmerica or CST.
Note 13. EQUITY-BASED COMPENSATION
Overview
We record equity-based compensation as a component of general and administrative expenses in the statements of operations. Compensation expense for the three months ended September 30, 2015 and 2014 was $0.4 million and $1.8 million, respectively. Compensation expense for the nine months ended September 30, 2015 and 2014 was $3.8 million and $3.9 million, respectively. Such amounts include the allocation of equity-based compensation expense from CST.
During the nine months ended September 30, 2015, we recognized $1.6 million of equity-based compensation expense related to equity-based awards granted to employees who were retirement eligible at the date of grant.
CrossAmerica Equity-Based Awards
Grants of equity-based awards occurred in the first nine months of 2015 and consisted of:

	Number of Securities	Weighted-Avg Grant-Date Fair Value
Phantom units	44,979	$33.28
Profits interests	34,728	$33.92
These awards were fully vested on the date of grant and related to our short term incentive plan, excluding 4,077 phantom units issued to our President and 5,088 phantom units issued to a newly hired individual, which vest in equal increments on the first, second and third anniversaries of the date of grant. Prior to 2015, issued awards generally vest in equal increments on the first, second and third anniversaries of their date of grant. It is the intent of CrossAmerica to settle the phantom units upon vesting by issuing common units and to settle the profits interests upon conversion by the grantee by issuing common units. However, the awards may be settled in cash at the discretion of the board of directors of the General Partner.
Since CrossAmerica grants awards to employees of CST, and since the grants may be settled in cash, unvested phantom units and vested and unvested profits interests receive fair value variable accounting treatment. As such, they are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. The balance of the accrual at September 30, 2015 and December 31, 2014 totaled $2.3 million and $5.0 million, respectively.
CST Awards
Approximately 155,000 CST equity-based awards were granted to certain employees of CST for services rendered on behalf of CrossAmerica and $0.3 million and $2.0 million of expense associated with the awards was allocated to CrossAmerica under the Amended Omnibus Agreement for the three and nine months ended September 30, 2015, respectively.
Awards to Members of the Board of Directors
In 2014, CrossAmerica granted 6,141 phantom units to the non-employee members of the board of directors of the General Partner as a portion of director compensation, which will vest on November 10, 2015.
The fair value of these awards at September 30, 2015, including previously issued fully vested profits interests that have not been converted into common units, was $0.5 million. Compensation expense was not significant for the three and nine months ended September 30, 2015 and 2014.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. NET INCOME PER LIMITED PARTNER UNIT
Under the Amended and Restated Partnership Agreement of CrossAmerica (the “Partnership Agreement”), a subsidiary of CST, as the holder of CrossAmerica’s IDRs, has an interest in distributions from CrossAmerica that are increasing percentages starting at 15% of quarterly distributions out of the operating surplus (as defined in our Partnership Agreement) in excess of $0.5031 per limited partner unit. CrossAmerica’s undistributed net income is generally allocable pro rata to the common and subordinated unitholders, except where common unitholders have received cash distributions in excess of the subordinated unitholders. In that circumstance, net income is allocated to the common unitholders first in support of such excess cash distribution paid to them and the remainder of the net income is allocable pro rata to the common and subordinated unitholders. Losses are generally allocable pro rata to the common and subordinated unitholders in accordance with the Partnership Agreement unless the allocation of a loss would create or increase a deficit capital account balance for the limited partners, in which case the loss would be allocated to the General Partner.
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
The following table provides a reconciliation of net income (loss) and weighted-average units used in computing basic and diluted net income (loss) per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended
	September 30,
	2015		2014
	Common Units	Subordinated Units	Common Units	Subordinated Units
Numerator:
Distributions paid(a)	$14,414	$4,233	$5,849	$3,931
Allocation of distributions in excess of net income(b)	(6,896)	(2,016)	(3,370)	(2,319)
Limited partners’ interest in net income - basic	7,518	2,217	2,479	1,612
Adjustment for phantom units	6	—	1	—
Limited partners’ interest in net income - diluted	$7,524	$2,217	$2,480	$1,612

Denominator:
Weighted average limited partnership units outstanding - basic	25,518,876	7,525,000	11,824,203	7,525,000
Adjustment for phantom units	49,919	—	9,895	—
Weighted average limited partnership units outstanding - diluted	25,568,795	7,525,000	11,834,098	7,525,000

Net income per limited partnership unit - basic	$0.29	$0.29	$0.21	$0.21
Net income per limited partnership unit - diluted	$0.29	$0.29	$0.21	$0.21

(a)
Distributions paid per unit were $0.5625 and $0.5225 during the three months ended September 30, 2015 and 2014, respectively. Distributions paid per unit were $1.6525 and $1.5475 during the nine months ended September 30, 2015 and 2014, respectively.

(b)	Allocation of distributions in excess of net income is based on a pro rata proportion to the common and subordinated units as outlined in the Partnership Agreement.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	September 30,
	2015		2014
	Common Units	Subordinated Units	Common Units	Subordinated Units
Numerator:
Distributions paid(a)	$32,926	$12,435	$17,323	$11,645
Allocation of distributions in excess of net income(b)	(28,248)	(10,679)	(12,899)	(8,720)
Limited partners’ interest in net income - basic	4,678	1,756	4,424	2,925
Adjustment for phantom units	9	—	11	—
Limited partners’ interest in net income - diluted	$4,687	$1,756	$4,435	$2,925

Denominator:
Weighted average limited partnership units outstanding - basic	20,043,565	7,525,000	11,380,612	7,525,000
Adjustment for phantom units	93,773	—	64,778	—
Weighted average limited partnership units outstanding - diluted	20,137,338	7,525,000	11,445,390	7,525,000

Net income per limited partnership unit - basic	$0.23	$0.23	$0.39	$0.39
Net income per limited partnership unit - diluted	$0.23	$0.23	$0.39	$0.39

(a)
Distributions paid per unit were $0.5625 and $0.5225 during the three months ended September 30, 2015 and 2014, respectively. Distributions paid per unit were $1.6525 and $1.5475 during the nine months ended September 30, 2015 and 2014, respectively.

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
Certain activities that generate non-qualifying income are conducted through LGWS. Current and deferred income taxes are recognized on the earnings of the corporate subsidiaries. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates.
The Partnership’s tax benefit for the three months ended September 30, 2015 was $0.1 million on income before income taxes of $10.1 million. The Partnership’s tax benefit for the three months ended September 30, 2014 was $0.8 million on income before taxes of $3.4 million. The effective tax rate differs from the combined federal and state statutory rate because only the corporate operations are subject to income tax.
The Partnership’s tax benefit for the nine months ended September 30, 2015 was $2.7 million on income before income taxes of $4.5 million. This benefit includes a decrease in the valuation allowance of $0.2 million. The Partnership’s tax benefit for the nine months ended September 30, 2014 was $4.6 million on income before taxes of $2.9 million. This benefit includes a decrease in the valuation allowance of $5.2 million. The effective tax rate differs from the combined federal and state statutory rate because only the taxable corporate subsidiaries are subject to income tax.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. SEGMENT REPORTING
CrossAmerica conducts its business in two segments: 1) the Wholesale segment and 2) the Retail segment, which includes the sale of convenience merchandise items, the retail sale of motor fuel at company-operated sites and the retail sale of motor fuels at sites operated by commission agents. A commission agent is a retail site where we retain title to the motor fuel inventory and sell it directly to our end user customers. At commission agent sites, we manage motor fuel inventory pricing and retain the gross profit on motor fuel sales. We pay a commission to the agent who operates the retail site.
As part of our evaluation of strategic alternatives for our retail sites, we will from time to time convert company-owned convenience stores in our Retail segment to the lessee dealer class of trade in our Wholesale segment. Through September 30, 2015, we have converted 72 company-operated convenience stores in our Retail segment to the lessee dealer class of trade in our Wholesale segment. As such, we no longer generate revenues from the retail sale of motor fuel or merchandise subsequent to the date of conversion. However, we continue to supply these sites with fuel on a wholesale basis based on the fuel supply contract with the dealer. Further, we continue to control the property and earn rental income under lease agreements with the lessee dealers under triple net leases. The lessee dealer owns all motor fuel and convenience merchandise and retains all gross profit on such operating activities.
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
The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended September 30, 2015:
Revenues from fuel sales to external customers	$402,285	$155,952	$—	$558,237
Intersegment revenues from fuel sales	113,246	—	(113,246)	—
Revenues from food and merchandise sales	—	51,659	—	51,659
Rent income	13,539	1,232	—	14,771
Other revenue	157	742	—	899
Total revenues	$529,227	$209,585	$(113,246)	$625,566
Depreciation, amortization and accretion expense	$9,059	$4,372	$—	$13,431
Operating income (loss)	$21,949	$2,264	$(9,383)	$14,830
Total expenditures for long-lived assets (including acquisitions)	$156,244	$32,568	$—	$188,812

Three Months Ended September 30, 2014:
Revenues from fuel sales to external customers	$634,400	$158,614	$—	$793,014
Intersegment revenues from fuel sales	32,434	—	(32,434)	—
Revenues from food and merchandise sales	—	23,606	—	23,606
Rent income	9,529	1,300	—	10,829
Other revenue	(61)	372	—	311
Total revenues	$676,302	$183,892	$(32,434)	$827,760
Depreciation, amortization and accretion expense	$6,860	$1,509	$—	$8,369
Operating income (loss)	$15,529	$(129)	$(6,970)	$8,430
Total expenditures for long-lived assets (including acquisitions)	$1,923	$73,592	$—	$75,515

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Wholesale	Retail	Unallocated	Consolidated
Nine Months Ended September 30, 2015:
Revenues from fuel sales to external customers	$1,178,396	$409,352	$—	$1,587,748
Intersegment revenues from fuel sales	289,780	—	(289,780)	—
Revenues from food and merchandise sales	—	121,508	—	121,508
Rent income	34,763	3,660	—	38,423
Other revenue	1,062	2,042	—	3,104
Total revenues	$1,504,001	$536,562	$(289,780)	$1,750,783
Depreciation, amortization and accretion expense	$25,504	$10,840	$—	$36,344
Operating income (loss)	$42,878	$4,436	$(29,243)	$18,071
Total expenditures for long-lived assets (including acquisitions)	$213,795	$103,513	$—	$317,308

Nine Months Ended September 30, 2014:
Revenues from fuel sales to external customers	$1,673,914	$329,145	$—	$2,003,059
Intersegment revenues from fuel sales	159,077	—	(159,077)	—
Revenues from food and merchandise sales	—	37,509	—	37,509
Rent income	28,856	3,431	—	32,287
Other revenue	380	391	—	771
Total revenues	$1,862,227	$370,476	$(159,077)	$2,073,626
Depreciation, amortization and accretion expense	$18,629	$2,976	$—	$21,605
Operating income (loss)	$38,125	$(389)	$(22,246)	$15,490
Total expenditures for long-lived assets (including acquisitions)	$73,382	$45,156	$—	$118,538
Note 17. SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Decrease (increase):
Accounts receivable	$(1,979)	$(5,701)
Accounts receivable from related parties	5,460	(2,358)
Inventories	8,223	954
Other current assets	609	(1,565)
Other assets	584	(2,006)
Increase (decrease):
Accounts payable	(407)	(12,254)
Motor fuel taxes payable	(397)	2,254
Accrued expenses and other current liabilities	(5,608)	50
Other long-term liabilities	444	62
Changes in working capital, net of acquisitions	$6,929	$(20,564)

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The above changes in current assets and current liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.
Supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Cash paid for interest	$12,604	$10,798
Cash paid for income taxes	$970	$556
Supplemental schedule of non-cash investing and financing activities (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Issuance of common units upon vesting of incentive awards	$3,102	$2,616
Sale of property and equipment in Section 1031 like-kind exchange transaction	$—	$(4,670)
Acquisition of property through foreclosure on note receivable	$930	$—
Terminated capital lease obligations	$(1,333)	$(1,359)
Management fee settled in common units	$4,352	$—
Units issued to CST as consideration for the NTIs and the equity interest in CST Fuel Supply	$163,292	$—
Note 18. TERMINATION BENEFITS
As a result of the continued integration of certain processes and systems for our recently acquired businesses, CrossAmerica committed to a workforce reduction affecting certain employees in our Retail segment and is recognizing $2.6 million of estimated cost of severance and other benefits ratably over the required service period.
At December 31, 2014, we had a $2.4 million accrual for severance and benefit costs related to certain officers who terminated their employment, which is recorded in “general and administrative” expenses on the consolidated statements of operations.
A rollforward of the liability for severance and other termination benefits is as follows (in thousands):

Balance at December 31, 2014	$2,357
Provision for termination benefits (included in general and administrative expenses)	1,654
Termination benefits paid	(2,395)
Balance at September 30, 2015	$1,616

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
In general, we based the forward-looking statements on our current expectations, estimates and projections about our partnership and the industry in which we operate. We caution you that these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	availability of cash flow to pay the current quarterly distributions on our common units;

•	the availability and cost of competing motor fuels;

•	motor fuel price volatility or a reduction in demand for motor fuels;

•	competition in the industries and geographical areas in which we operate;

•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	our existing or future indebtedness;

•	our liquidity, results of operations and financial condition;

•	failure to comply with applicable tax and other regulations or governmental policies;

•	future legislation and changes in regulations or governmental policies or changes in enforcement or interpretations thereof;

•	future regulations and actions that could expand the non-exempt status of employees under the Fair Labor Standards Act;

•	future income tax legislation;

•	changes in energy policy;

•	increases in energy conservation efforts;

•	technological advances;

•	volatility in the capital and credit markets;

•	the impact of worldwide economic and political conditions;

•	the impact of wars and acts of terrorism;

•	weather conditions or catastrophic weather-related damage;

•	earthquakes and other natural disasters;

•	hazards and risks associated with transporting and storing motor fuel;

•	unexpected environmental liabilities;

•	the outcome of pending or future litigation;

•	our ability to comply with federal and state regulations, including those related to environmental matters, the sale of alcohol, cigarettes and fresh foods, and employment laws and health benefits;

•	CST’s business strategy and operations and CST’s conflicts of interest with us;

•	our ability to transition retail sites to dealer-operated sites;

•	our ability to integrate acquired businesses; and

•	the ability to successfully integrate our operations and employees with CST.
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

•
Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three and nine months ended September 30, 2015 and 2014, and an outlook for our business.

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

•
Critical Accounting Policies Involving Critical Accounting Estimates—This section describes the accounting policies and estimates that we consider most important for our business and that require significant judgment.

Significant Factors Affecting our Profitability
The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit
Wholesale segment
The prices paid to our motor fuel suppliers for wholesale motor fuel are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and correspondingly the market prices of wholesale motor fuel, experience significant and rapid fluctuations. While a significant portion of our wholesale gross profits are derived from sales at fixed amounts over cost, our gross profits still experience some variability. A portion of our gross profit margin is generated from payment discounts and incentives that are based on the price of wholesale motor fuel (which generally increases or decreases with the price of crude oil). As such, in periods of declining wholesale motor fuel prices, our profit margin is negatively affected and, in periods of rising wholesale motor fuel prices, our profit margin is positively affected. We estimate a $10 per barrel change in the price of crude oil would impact our annual wholesale motor fuel gross profit by approximately $2.5 million related to these payment discounts and incentives. We also generate a portion of our wholesale gross margin through dealer tank wagon priced contracts (variable cent per gallon), which are inversely correlated to the movement of crude oil prices (as crude oil prices decline, motor fuel gross profit generally increases). Lastly, a portion of our Wholesale segment gross profit is generated from rental income we receive primarily from our dealers on properties we own, as well as on properties we lease and then sublease to our dealers. We own nearly 60% of the properties that we lease to our dealers or utilize in our retail business.
Retail segment
We attempt to pass along wholesale motor fuel price changes to our retail customers through “at the pump” retail price changes; however, market conditions do not always allow us to do so immediately. The timing of any related increase or decrease in “at the pump” retail motor fuel prices is affected by competitive conditions in each geographic market in which we operate. As such, the retail prices we charge our customers for motor fuel and the gross profit we receive on our retail motor fuel sales can increase or decrease significantly and rapidly over short periods of time due to the volatility of crude oil and wholesale motor fuel prices. It has been our experience, however, that over time, motor fuel gross profits in our Retail segment are less affected by the volatility of crude oil and wholesale motor fuel prices as we and our competitors successfully pass along wholesale motor fuel price changes to consumers.
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

Recently Acquired Retail Sites
When we acquire wholesale and convenience store operations, we do not have a predetermined operating model for the convenience store operations. Subsequent to an acquisition, we evaluate the eventual long-term operation of each convenience store acquired: (a) to be fully integrated into the existing core retail operations of CST, (b) to be converted into a dealer, or (c) other strategic alternatives, including divestiture or longer term operation as a retail site. By converting convenience stores into dealers, we continue to benefit from motor fuel distribution volumes as well as rental income from lease or sublease arrangements. Through September 30, 2015, we have converted 72 company-operated convenience stores in our Retail segment to the lessee dealer class of trade in our Wholesale segment. As of September 30, 2015, we continue to operate 121 sites from our PMI, Erickson and One Stop acquisitions.

Results of Operations
Consolidated Income Statement Analysis
Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating revenues	$625,566	$827,760	$1,750,783	$2,073,626
Cost of sales	577,740	791,466	1,629,660	1,993,717
Gross profit	47,826	36,294	121,123	79,909

Income from CST Fuel Supply	4,198	—	6,473	—
Operating expenses:
Operating expenses	16,143	12,458	46,315	22,101
General and administrative expenses	9,527	6,988	29,225	22,197
Depreciation, amortization and accretion expense	13,431	8,369	36,344	21,605
Total operating expenses	39,101	27,815	111,884	65,903
Gain (loss) on sales of assets, net	1,907	(49)	2,359	1,484
Operating income	14,830	8,430	18,071	15,490
Other income, net	87	92	336	315
Interest expense	(4,867)	(5,162)	(13,888)	(12,901)
Income before income taxes	10,050	3,360	4,519	2,904
Income tax benefit	134	803	2,722	4,579
Consolidated net income	10,184	4,163	7,241	7,483
Net income attributable to noncontrolling interests	21	8	14	8
Net income attributable to CrossAmerica limited partners	10,163	4,155	7,227	7,475
Distributions to incentive distribution right holders	(428)	(64)	(793)	(126)
Net income available to CrossAmerica limited partners	$9,735	$4,091	$6,434	$7,349

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Consolidated Results
Operating revenues declined $202.2 million, or 24%, while gross profit increased $11.5 million, or 32%.
Operating revenues
Significant items impacting these results prior to the elimination of intercompany revenues were:

•	A $147.1 million, or 22%, decline in our Wholesale segment primarily attributable to:

◦
A $202.0 million decline attributable to a decrease in the wholesale price of our motor fuel. The average daily spot price of New York Harbor Conventional (“NYHC”) gasoline decreased to $1.65 per gallon during the third quarter of 2015, compared to $2.74 per gallon during the third quarter of 2014. The wholesale price of motor fuel is highly correlated to the price of crude oil.

◦	Partially offsetting this decline was a $50.7 million increase primarily related to a 7.6% increase in volume from our 2014 and 2015 acquisitions.

◦
Other revenues increased $4.2 million in our Wholesale segment driven by additional rental income from the Nice N Easy Grocery Shoppes (“Nice N Easy”), Landmark and NTI acquisitions, as well as our company-operated retail sites being converted to dealer-operated sites during 2015.

•	A $25.7 million, or 14%, increase in our Retail segment primarily attributable to:

◦	An increase of $49.9 million from a 31.5% increase in motor fuel volumes sold related to the Erickson and One Stop acquisitions.

◦	A $28.1 million increase in our merchandise revenues attributable to convenience store operations from our 2014 and 2015 acquisitions.

◦
Partially offsetting these revenue increases was a decline of $52.6 million primarily attributable to a decrease in the retail price of our motor fuel driven by a decline in wholesale motor fuel prices as noted above.

Intersegment revenues
We present the results of operations of our segments consistent with how our management views the business. Therefore, our segments are presented before intersegment eliminations (which consists of motor fuel sold by our Wholesale segment to our Retail segment). As a result, in order to reconcile to our consolidated change in operating revenues, a discussion of the change in intersegment revenues is included in our consolidated MD&A discussion.

•
Our intersegment revenues increased $80.8 million, primarily attributable to an increase in our Wholesale segment selling motor fuel to the convenience stores acquired in the One Stop and the Erickson acquisitions, which are included in our Retail segment.

Cost of sales
Cost of sales declined $213.7 million, primarily from the decline in wholesale gasoline prices, which were partially offset by an increase in volumes purchased by our 2014 and 2015 acquisitions.
Income from CST Fuel Supply
As discussed in Note 2 of the condensed notes to the consolidated financial statements, in January 2015 and again in July 2015, we closed on the acquisitions of an aggregate 17.5% limited partner equity interest in CST Fuel Supply. We recorded $4.2 million of income from CST Fuel Supply in the third quarter of 2015 related to this new fuel supply investment.
Operating expenses
Operating expenses increased $3.7 million for the three months ended September 30, 2015 compared to the same period of the prior year, primarily from convenience store operating expenses associated with the One Stop and the Erickson acquisitions.

General and administrative expenses
General and administrative expenses increased $2.5 million for the three months ended September 30, 2015, compared to the same period of the prior year, primarily attributable to acquisition related costs associated with the One Stop and Erickson acquisitions.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $5.1 million for the three months ended September 30, 2015 compared to the same period of the prior year, primarily driven by our 2014 and 2015 acquisitions.
Gains on sales of assets, net
Gains on sales of assets, net increased $2.0 million for the three months ended September 30, 2015, compared to the same period of the prior year. The net gain recognized for the three months ended September 30, 2015 primarily related to the sale of individual sites and the divestiture of certain assets acquired in the PMI acquisition.
Interest expense
Interest expense decreased $0.3 million for the three months ended September 30, 2015, compared to the same period of the prior year. The decrease was primarily driven by $0.3 million of costs incurred in the prior year to amend the credit facility and a $0.3 million write-off of deferred financing costs as a result of changes in lenders participating in the amended credit facility. Partially offsetting these decreases was the impact of an increase in the average outstanding debt balance as a result of additional borrowings to fund the 2014 and 2015 acquisitions partially offset by a decrease in the weighted-average interest rate.
Income tax benefit
The income tax benefit decreased from $0.8 million for the three months ended September 30, 2014 to $0.1 million for the three months ended September 30, 2015. The benefit for both periods was due primarily to losses reported by LGWS.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Consolidated Results
Operating revenues declined $322.8 million, or 16%, while gross profit increased $41.2 million, or 52%.
Operating revenues
Significant items impacting these results prior to the elimination of intercompany revenues were:

•	A $358.2 million, or 19%, decline in our Wholesale segment primarily attributable to:

◦
A $784.1 million decline attributable to a decrease in the wholesale price of our motor fuel. The average daily spot price of NYHC gasoline decreased to $1.70 per gallon during the first nine months of 2015, compared to $2.79 per gallon during the first nine months of 2014. The wholesale price of motor fuel is highly correlated to the price of crude oil.

◦	Partially offsetting this decline was a $419.3 million increase primarily related to a 22.9% increase in volume from our 2014 and 2015 acquisitions.

◦
Other operating revenues increased $6.6 million in our Wholesale segment driven primarily by additional rental income from the Nice N Easy, Landmark, PMI and NTI acquisitions, as well as our company-operated retail sites being converted to dealer-operated sites during 2015.

•	A $166.1 million, or 45%, increase in our Retail segment primarily attributable to:

◦	An increase of $255.5 million from a 77.6% increase in motor fuel volumes sold related to the One Stop, PMI and Erickson acquisitions.

◦	An $84.0 million increase in our merchandise revenues attributable to our 2014 and 2015 acquisitions.

◦
Partially offsetting these revenue increases was a decline of $175.3 million primarily attributable to a decrease in the retail price of our motor fuel driven by a decline in wholesale motor fuel prices as noted above.

Intersegment revenues
We present the results of operations of our segments consistent with how our management views the business. Therefore, our segments are presented before intersegment eliminations (which consists of motor fuel sold by our Wholesale segment to our Retail segment). As a result, in order to reconcile to our consolidated change in revenue, a discussion of the change in intersegment revenue is included in our consolidated MD&A discussion.

•
Our intersegment revenues increased $130.7 million, primarily attributable to an increase in our Wholesale segment selling motor fuel to the convenience stores acquired in the PMI, Erickson and One Stop acquisitions, which are included in our Retail segment.

Cost of sales
Cost of sales declined $364.1 million, primarily from the decline in wholesale gasoline prices, which were partially offset by an increase in volumes purchased by our 2014 and 2015 acquisitions.
Income from CST Fuel Supply
As discussed in Note 2 of the condensed notes to consolidated financial statements, in January 2015 and again in July 2015, we closed on the acquisitions of an aggregate 17.5% limited partner equity interest in CST Fuel Supply. We recorded $6.5 million of income from CST Fuel Supply in the first nine months of 2015 related to this new fuel supply investment.
Operating expenses
Operating expenses increased $24.2 million for the nine months ended September 30, 2015 compared to the same period of the prior year, primarily from convenience store operating expenses associated with the One Stop, PMI and Erickson acquisitions.

General and administrative expenses
General and administrative expenses increased $7.0 million for the nine months ended September 30, 2015, compared to the same period of the prior year, primarily from an increase in the fixed management fee and incentive compensation expense allocated to us under the Amended Omnibus Agreement and our acquisitions.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $14.7 million for the nine months ended September 30, 2015 compared to the same period of the prior year, primarily driven by our 2014 and 2015 acquisitions.
Gains on sales of assets, net
Gains on sales of assets, net increased $0.9 million for the nine months ended September 30, 2015, compared to the same period of the prior year. The net gain recognized for the nine months ended September 30, 2015 primarily includes gains from individual site sales and the divestiture of certain assets acquired in the PMI acquisition. The net gain recognized for the nine months ended September 30, 2014 related primarily to two site divestitures.
Interest expense
Interest expense increased $1.0 million for the nine months ended September 30, 2015, compared to the same period of the prior year. The increase is primarily driven by the increase in the average outstanding debt balance as a result of additional borrowings to fund the 2014 and 2015 acquisitions. Partially offsetting this increase were $0.3 million of costs incurred in the prior year to amend the credit facility and $0.7 million in write-offs of deferred financing costs as a result of changes in lenders participating in the amended credit facility.
Income tax benefit
The income tax benefit decreased from $4.6 million for the nine months ended September 30, 2014 to $2.7 million for the nine months ended September 30, 2015. The benefit for both periods was due in part to the losses reported by LGWS. In addition, the income tax benefit for the nine months ended September 30, 2014 was primarily due to the partial release of a valuation allowance of $5.2 million against deferred tax assets.

Segment Results
We present the results of operations of our segments consistent with how our management views the business. Therefore, our segments are presented before intersegment eliminations (which consists of motor fuel sold by our Wholesale segment to our Retail segment).
Wholesale
The following table highlights the results of operations and certain operating metrics of our Wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating revenues:
Motor fuel–third party	$275,353	$417,983	$813,324	$1,022,113
Motor fuel–intersegment and related party	240,178	248,851	654,852	810,878
Motor fuel operating revenues	515,531	666,834	1,468,176	1,832,991
Other(a)	13,696	9,468	35,825	29,236
Total operating revenues	$529,227	$676,302	$1,504,001	$1,862,227
Gross profit:
Motor fuel–third party	$8,757	$14,509	$22,426	$30,297
Motor fuel–intersegment and related party	8,558	4,641	22,618	13,243
Motor fuel gross profit	17,315	19,150	45,044	43,540
Other(b)	9,745	5,925	24,653	18,311
Total gross profit	27,060	25,075	69,697	61,851

Income from CST Fuel Supply(c)	4,198	—	6,473	—
Operating expenses	2,157	2,636	10,147	6,580
Depreciation, amortization and accretion expense	9,059	6,860	25,504	18,629
Gain (loss) on sales of assets, net	1,907	(50)	2,359	1,483
Operating income	$21,949	$15,529	$42,878	$38,125

Adjusted EBITDA(d)	$29,101	$22,439	$66,023	$55,271

Motor fuel distribution sites (end of period):(e)
Motor fuel–third party
Independent dealers(f)	374	429	374	429
Lessee dealers(g)	283	213	283	213
Total motor fuel distribution–third party	657	642	657	642

Motor fuel–intersegment and related party
Affiliated dealers (related party)	196	228	196	228
CST (related party)	43	—	43	—
Commission agents (Retail segment)	71	71	71	71
Retail convenience stores (Retail segment)	121	87	121	87
Total motor fuel distribution–intersegment and related party	431	386	431	386

Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	626	637	616	550
Motor fuel-intersegment and related party distribution	468	387	454	356

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Total volume of gallons distributed (in thousands)	284,089	264,242	795,027	646,673

Motor fuel gallons distributed per site per day:(h)
Motor fuel–third party
Total weighted average motor fuel distributed–third party(i)	2,467	2,597	2,448	2,335
Independent dealers	2,748	2,921	2,772	2,620
Lessee dealers	2,033	1,926	1,889	1,842

Motor fuel–intersegment and related party
Total weighted average motor fuel distributed–intersegment and related party	3,086	2,667	2,877	2,587
Affiliated dealers (related party)	2,670	2,613	2,531	2,543
CST (related party)	5,244	—	5,085	—
Commission agents (Retail segment)	2,969	3,206	2,897	3,126
Retail convenience stores (Retail segment)(j)	3,070	2,384	2,699	2,119

Wholesale margin per gallon–total system	$0.061	$0.073	$0.057	$0.067
Wholesale margin per gallon–third party(k)	$0.058	$0.087	$0.051	$0.076
Wholesale margin per gallon–intersegment and related party	$0.064	$0.048	$0.064	$0.054

(a)	Primarily consists of rental income.

(b)	Primarily consists of rental income, net of rent expense, on subleased properties.

(c)	Represents income from our equity interest in CST Fuel Supply.

(d)
Adjusted EBITDA represents operating income adjusted to exclude gains on sales of assets, net and depreciation, amortization and accretion expense. Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Liquidity and Capital Resources—Non-GAAP Financial Measures.”

(e)	In addition, as of September 30, 2015 and 2014, we distributed motor fuel to 14 and 18 sub-wholesalers, respectively, who distribute to additional sites.

(f)
The decline in the independent dealer site count was primarily attributable to 51 terminated motor fuel supply contracts that were not renewed as well as the motor fuel supply contracts related to the 13 sites for which we supplied the motor fuel sold to DMS. Partially offsetting these decreases were the nine wholesale fuel supply contracts acquired in the One Stop acquisitions.

(g)	The increase in the lessee dealer site count is attributable to converting 72 company-operated convenience stores in our Retail segment to the lessee dealer class of trade in our Wholesale segment.

(h)
Includes 63.8 million and 41.3 million gallons of intersegment volumes distributed from our Wholesale segment to our Retail segments for the three months ended September 30, 2015 and 2014, respectively. Includes 162.6 million and 76.2 million gallons of intersegment volumes distributed from our Wholesale segment to our Retail segments for the nine months ended September 30, 2015 and 2014, respectively.

(i)	Does not include the motor fuel gallons distributed to sub-wholesalers.

(j)
Motor fuel gallons distributed per site per day increased at our retail convenience stores as a result of the 87 sites acquired in the May 2014 PMI acquisition, 64 sites acquired in the February 2015 Erickson acquisition and the 45 sites acquired in the July 2015 One Stop acquisition. The remaining portion of the increase is due to sites that were converted to dealer sites during the period.

(k)	Includes the wholesale gross margin for motor fuel distributed to sub-wholesalers.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Operating revenues decreased $147.1 million. Gross profit increase of $2.0 million and income from CST Fuel Supply of $4.2 million for the quarter represented the primary reasons for the operating income increase of $6.4 million.
The results were driven by:
Operating revenues

•
A $202.0 million decline attributable to a decrease in the wholesale price of our motor fuel. The average daily spot price of NYHC gasoline decreased to $1.65 per gallon during the third quarter of 2015, compared to $2.74 per gallon during the third quarter of 2014. The wholesale price of motor fuel is highly correlated to the price of crude oil.

•	Partially offsetting this decline was a $50.7 million increase related to a 7.6% increase in volume from our 2014 and 2015 acquisitions.

•	Other operating revenues increased $4.2 million driven by additional rental income from the Nice N Easy, Landmark, and NTI acquisitions.
Gross profit

•
A $3.8 million increase primarily resulting from rental income from our recent acquisitions and a $1.5 million increase primarily attributable to an increase in motor fuel volume. Partially offsetting this increase was a decline of $4.1 million in our motor fuel gross profit primarily attributable to a decline in our payment discounts and incentives, which are discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Income from CST Fuel Supply

•	We recorded $4.2 million of income from our investment in CST Fuel Supply.
Depreciation, amortization and accretion expense

•
Depreciation, amortization and accretion increased $2.2 million for the three months ended September 30, 2015 compared to the same period of the prior year, primarily driven by incremental depreciation and amortization resulting from our 2014 and 2015 acquisitions.

Gain on sales of assets, net

•	Gain on sales of assets, net increased $2.0 million as a result of individual site sales and the divestiture of certain assets acquired in the PMI acquisition.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Operating revenues decreased $358.2 million. Gross profit increase of $7.8 million, income from CST Fuel Supply of $6.5 million, operating expenses increase of $3.6 million, and depreciation, amortization and accretion expense increase of $6.9 million for the year to date were the primary reasons for the operating income increase of $4.8 million.
The results were driven by:
Operating revenues

•
A $784.1 million decline attributable to a decrease in the wholesale price of our motor fuel. The average daily spot price of NYHC gasoline decreased to $1.70 per gallon during the first nine months of 2015, compared to $2.79 per gallon during the first nine months of 2014. The wholesale price of motor fuel is highly correlated to the price of crude oil.

•	Partially offsetting this decline was a $419.3 million increase related to a 22.9% increase in volume from our 2014 and 2015 acquisitions.

•	Other revenues increased $6.6 million driven by additional rental income from the Nice N Easy, Landmark and NTI acquisitions.
Gross profit

•
An increase of $10.0 million primarily attributable to an increase in motor fuel volume and an increase of $6.3 million primarily resulting from rental income from our recent acquisitions. Partially offsetting this increase was a decline of $9.3 million primarily attributable to a decline in our payment discounts and incentives, which are discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Income from CST Fuel Supply

•	We recorded $6.5 million of income from our investment in CST Fuel Supply.
Operating expenses

•	Operating expenses increase of $3.6 million for the nine months ended September 30, 2015 compared to the same period of the prior year is primarily due to our 2014 and 2015 acquisitions.
Depreciation, amortization and accretion expense

•
Depreciation, amortization and accretion expense increase of $6.9 million for the nine months ended September 30, 2015 compared to the same period of the prior year is primarily driven by incremental depreciation and amortization resulting from our 2014 and 2015 acquisitions.

Gain on sales of assets, net

•	Gain on sales of assets, net increased $0.9 million as a result of individual site sales and the divestiture of certain assets acquired in the PMI acquisition.

Retail
The following table highlights the results of operations and certain operating metrics of our Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of convenience stores and per gallon amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating revenues:
Motor fuel	$155,952	$158,614	$409,352	$329,145
Merchandise	51,659	23,606	121,508	37,509
Other(a)	1,974	1,672	5,702	3,822
Total operating revenues	$209,585	$183,892	$536,562	$370,476
Gross profit:
Motor fuel	$7,968	$2,470	$18,107	$4,461
Merchandise	11,116	7,428	28,780	10,602
Other	1,538	1,303	4,557	3,044
Total gross profit	20,622	11,201	51,444	18,107
Operating expenses	13,986	9,822	36,168	15,521
Depreciation, amortization and accretion expense	4,372	1,509	10,840	2,976
Operating income	$2,264	$(130)	$4,436	$(390)
Adjusted EBITDA(b)	$7,286	$1,379	$16,632	$4,069
Retail sites (end of period):
Commission agents(c)	71	71	71	71
Company-operated convenience stores(d)	121	87	121	87
Total system sites at the end of the period	192	158	192	158
Total system operating statistics:
Average retail sites during the period(d)	229	156	209	110
Motor fuel sales (gallons per site per day)	2,925	3,239	2,901	3,129
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.129	$0.053	$0.110	$0.047
Commission agents statistics:
Average retail sites during the period	72	69	72	62
Motor fuel sales (gallons per site per day)	2,941	3,160	2,903	3,125
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.019	$(0.034)	$0.026	$(0.002)
Company-operated convenience store retail site statistics:(d)
Average retail sites during the period	157	87	137	48
Motor fuel sales (gallons per site per day)	2,917	3,301	2,900	3,134
Motor fuel gross profit per gallon, net of credit card fees	$0.180	$0.120	$0.154	$0.110
Merchandise sales (per site per day)(e)	$3,625	$2,949	$3,321	$2,843
Merchandise gross profit percentage, net of credit card fees(e),(f)	21.5%	31.5%	23.7%	28.3%
(a)     Primarily consists of rental income from non-gas tenants and car wash revenues.

(b)
Adjusted EBITDA represents operating income adjusted to exclude depreciation, amortization and accretion expense and inventory fair value adjustments related to purchase accounting. Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Liquidity and Capital Resources—Non-GAAP Financial Measures.”

(c)
A commission agent site is a site where we own or lease the property and then lease or sublease the site to the commission agent, who pays rent to us and operates all of the non-fuel related operations at the sites for their own account.

(d)	The increase in retail sites relates to our acquisitions.

(e)	During the second quarter of 2015, CrossAmerica began classifying the net margin from lottery tickets within merchandise revenues and reflected this change in presentation retrospectively.

(f)
As part of the One Stop acquisition, we recorded a one-time, non-cash charge related to a purchase accounting inventory fair value adjustment to cost of sales for approximately $650,000 for the three months ended September 30, 2015.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Operating revenues increased $25.7 million. Gross profit increased $9.4 million, while operating expenses increased $4.2 million, and depreciation, amortization and accretion expense increased $2.9 million causing operating income to increase $2.4 million.
These results were driven by:
Operating revenues

•	An increase of $49.9 million from a 31.5% increase in volume related to the One Stop and Erickson acquisitions.

•	A $28.1 million increase in our merchandise revenues attributable to the convenience stores acquired in the One Stop and Erickson acquisitions.

•	Partially offsetting these increases was a decline of $52.6 million primarily attributable to a decrease in the retail price of our motor fuel driven by a decline in wholesale motor fuel prices.
Gross profit

•	A $5.5 million increase in our motor fuel gross profit attributable to our acquisitions.

•	Our merchandise gross profit increased $3.7 million attributable to our acquisitions.
Operating expenses

•	A $4.2 million increase in operating expenses attributable to our acquisitions.
Depreciation, amortization and accretion expense

•	A $2.9 million increase in depreciation, amortization and accretion expense driven by additional depreciation and amortization resulting from our 2014 and 2015 acquisitions.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Operating revenues increased $166.1 million. Gross profit increased $33.3 million, while operating expenses increased $20.6 million, and depreciation, amortization and accretion expense increased $7.9 million, causing operating income to increase $4.8 million.
These results were driven by:
Operating revenues

•	An increase of $255.5 million from a 77.6% increase in volume primarily related to the One Stop, PMI and Erickson acquisitions.

•	An $84.0 million increase in our merchandise revenues attributable to the convenience stores acquired in the One Stop, PMI and Erickson acquisitions.

•	Partially offsetting these increases was a decline of $175.3 million primarily attributable to a decrease in the retail price of our motor fuel driven by a decline in wholesale motor fuel prices.
Gross profit

•	A $13.6 million increase in our motor fuel gross profit primarily attributable to the One Stop, PMI and Erickson acquisitions.

•	Our merchandise gross profit increased $18.2 million attributable to the One Stop, PMI and Erickson acquisitions.
Operating expenses

•	A $20.6 million increase in operating expenses attributable to the One Stop, PMI and Erickson acquisitions.
Depreciation, amortization and accretion expense

•	A $7.9 million increase in depreciation, amortization and accretion expense driven by additional depreciation and amortization resulting from the One Stop, PMI and Erickson acquisitions.
Outlook
We expect our total fuel volume to continue to increase, as compared to the prior year, for the remainder of 2015, primarily driven by our existing acquisitions. Furthermore, based on available industry data, monthly gasoline consumption in the United States increased by 3% during the first seven months of 2015 compared with the same period during 2014. U.S. gasoline consumption growth reflects strong growth in employment and lower gasoline prices and continued strength in gasoline exports. Regular gasoline retail prices fell across all regions in September, after refinery outages in the Midwest eased and imports of gasoline into the West Coast increased supplies in that region. U.S. average regular gasoline retail prices fell from $2.64 per gallon in August to $2.37 per gallon in September. Based on our analysis of available industry data, gasoline prices are expected to fall from current levels, with the U.S. regular gasoline price averaging $2.03 per gallon in December 2015.
Volume growth in 2015 has been led by motor gasoline, which increased by 190,000 barrels per day (2.1%) following the growth of 80,000 barrels per day (0.9%) in 2014. Forecast gasoline volumes average 9.1 million barrels per day in 2015, the highest level since the peak of 9.3 million in 2007. Although total nonfarm employment and total highway travel have increased by 2.9% and 3.4%, respectively, over the past eight years, improving vehicle fuel economy has steadily contributed to lower gasoline consumption. Forecasted gasoline consumption remains flat in 2016, as a long-term trend toward vehicles that are more fuel efficient offsets the effect of continued economic growth on highway travel.
We expect rent income to increase in 2015 as a result of our acquisition activities. We will continue to evaluate acquisitions on an opportunistic basis. Additionally, we will pursue targets that fit into our strategy. Whether we will be able to execute acquisitions will depend on market conditions, availability of suitable acquisition targets at attractive terms, which are expected to be accretive to CrossAmerica’s unitholders, and our ability to finance such acquisitions on favorable terms.

Liquidity and Capital Resources
Liquidity
Our principal liquidity requirements are to finance our operations, fund acquisitions, to service our debt and pay distributions to our unitholders and to CST as holder of our incentive distribution rights. We expect our ongoing sources of liquidity to include cash generated by our operations and borrowings under the revolving credit facility and, if available to us on acceptable terms, issuances of equity and debt securities. We expect that these sources of funds will be adequate to provide for our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, acquisitions, and partnership distributions will depend on our future operating performance, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will, from time to time, consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods.
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
Cash Flows
Net cash provided by operating activities for the nine months ended September 30, 2015 was $48.9 million compared to $8.4 million for the nine months ended September 30, 2014, driven primarily from working capital changes, which are shown in Note 17, and an increase in non-cash expenses, particularly depreciation, amortization and accretion resulting from our 2014 and 2015 acquisitions and the management fees payable to CST settled in common units.
Net cash used in investing activities for the nine months ended September 30, 2015 was $310.9 million compared to $106.4 million for the nine months ended September 30, 2014. The increase in net cash used in investing activities for the nine months ended September 30, 2015 was related to our Landmark, Erickson, One Stop, NTI and CST Fuel Supply equity acquisitions, partially offset by the proceeds received in 2014 on the sale of PMI’s lubricants business.
Net cash provided by financing activities for the nine months ended September 30, 2015 was $248.7 million compared to $97.1 million for the nine months ended September 30, 2014. Our borrowings under our credit facility totaled $149.6 million during the nine months ended September 30, 2015, which were primarily used to fund the Landmark, Erickson, One Stop, NTI and CST Fuel Supply equity acquisitions. In addition, we closed on the sale of 4.8 million common units for net proceeds of $144.9 million, which were used to reduce indebtedness outstanding under our revolving credit facility. Also, we have paid $46.2 million in total distributions during the nine months ended September 30, 2015.
Non-GAAP Financial Measures
We use the non-GAAP financial measures EBITDA, Adjusted EBITDA, and Distributable Cash Flow in this report. EBITDA represents net income available to CrossAmerica limited partners before deducting interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA represents EBITDA as further adjusted to exclude equity funded expenses related to incentive compensation and the Amended Omnibus Agreement, gains or losses on sales of assets, certain discrete acquisition related costs such as legal and other professional fees and severance expenses associated with recently acquired companies, and certain other discrete non-cash items, such as inventory fair value adjustments arising from purchase accounting. Distributable Cash Flow represents Adjusted EBITDA less cash interest expense, sustaining capital expenditures and current income tax expense.
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
 The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015		2014		2015		2014
Net income available to CrossAmerica limited partners	$9,735		$4,091		$6,434		$7,349
Interest expense	4,867		5,162		13,888		12,901
Less: Income tax benefit	134		803		2,722		4,579
Depreciation, amortization and accretion	13,431		8,369		36,344		21,605
EBITDA	$27,899		$16,819		$53,944		$37,276
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement(a)	3,065		1,825		9,257		3,875
(Gain) loss on sales of assets, net	(1,907)		49		(2,359)		(1,484)
Acquisition costs(b)	1,256		137		3,408		6,088
Inventory fair value adjustments	650		—		1,356		1,483
Adjusted EBITDA	$30,963		$18,830		$65,606		$47,238
Cash interest expense	(4,689)		(4,150)		(12,604)		(10,515)
Sustaining capital expenditures(c)	(208)		(1,002)		(1,035)		(1,986)
Current income tax expense	(946)		(24)		(2,433)		(89)
Distributable Cash Flow	$25,120		$13,654		$49,534		$34,648

Weighted average diluted common and subordinated units	33,094		19,359		27,662		18,970

Distributable Cash Flow per diluted limited partner unit	$0.7591		$0.7053		$1.7907		$1.8264
Distributions paid per limited partner unit	$0.5625		$0.5225		$1.6525		$1.5475
Distribution coverage	1.35	x	1.35	x	1.08	x	1.18	x

(a)
As approved by the independent conflicts committee of the General Partner and the executive committee of and CST’s board of directors, CrossAmerica and CST mutually agreed to settle the second and third quarter 2015 amounts due under the terms of the Amended Omnibus Agreement in limited partnership units.

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

The following table reconciles our segment Adjusted EBITDA to consolidated Adjusted EBITDA presented in the table above (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Adjusted EBITDA - Wholesale segment	$29,101	$22,439	$66,023	$55,271
Adjusted EBITDA - Retail segment	$7,286	$1,379	$16,632	$4,069
Adjusted EBITDA - Total segment	$36,387	$23,818	$82,655	$59,340

Reconciling items:
Elimination of intersegment profit in ending inventory balance	144	18	(18)	(49)
General and administrative expenses	(9,527)	(6,988)	(29,225)	(22,197)
Other income, net	87	92	336	315
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement	3,065	1,825	9,257	3,875
Acquisition Costs	1,256	137	3,408	6,088
Net loss attributable to noncontrolling interests	(21)	(8)	(14)	(8)
Distributions to incentive distribution right holders	(428)	(64)	(793)	(126)
Consolidated Adjusted EBITDA	$30,963	$18,830	$65,606	$47,238
Debt
As of September 30, 2015, our consolidated debt consisted of the following (in thousands):

September 30,
2015
Revolving credit facility	$350,000
Financing obligation associated with Rocky Top acquisition	26,250
Note payable	890
Total	377,140
Current portion	5,554
Total	$371,586
Our revolving credit facility is secured by substantially all of the assets of CrossAmerica and its subsidiaries. Our borrowings under the revolving credit facility had an interest rate of 2.70% as of September 30, 2015. Letters of credit outstanding at September 30, 2015 totaled $15.9 million. As of September 30, 2015, after taking into account letters of credit and debt covenant constraints to availability, approximately $125.4 million was available for future borrowings. In connection with future acquisitions, the revolving credit facility requires, among other things, that we have, after giving effect to such acquisition, at least $20 million of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. We are required to maintain a total leverage ratio (as defined in the Credit Agreement) for the most recently completed four fiscal quarters of less than or equal to 5.00 to 1.00 and a consolidated interest coverage ratio (as defined in the Credit Agreement) of greater than or equal to 2.75 to 1.00. As of September 30, 2015, CrossAmerica was in compliance with these financial covenant ratios.
In connection with the Rocky Top acquisition that we completed on September 24, 2013, we entered into a lease for certain sites, which obligates CrossAmerica to purchase these sites, at the election of the lessor, either (a) in whole on or about August 1, 2015, or (b) in approximately equal parts over a 5 year period for an average of $5.3 million per year beginning in 2016. At December 31, 2014, CrossAmerica classified the entire balance of the financing obligation associated with the Rocky Top acquisition as current due to the possibility that CrossAmerica would be required to fund the obligation in 2015. In 2015, the sellers gave notice that the option of requiring a purchase of the sites on August 1, 2015 would not be exercised, and CrossAmerica reclassified $20.8 million to noncurrent in 2015.
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
The following table outlines our consolidated capital expenditures by segment for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Wholesale Segment
Sustaining capital	$405	$1,739
Acquisitions	213,390	71,643
Total Wholesale Segment	$213,795	$73,382
Retail Segment
Sustaining capital	$630	$247
Acquisitions	102,883	44,909
Total Retail Segment	$103,513	$45,156

Total consolidated capital expenditures and acquisitions	$317,308	$118,538
Other Matters Impacting Liquidity and Capital Resources
CrossAmerica Common Unit Offering
On June 19, 2015, CrossAmerica closed on the sale of 4.6 million common units for net proceeds of approximately $138.5 million. On July 16, 2015, CrossAmerica closed on the sale of an additional 0.2 million common units for net proceeds of approximately $6.3 million in accordance with the underwriters’ option to purchase additional common units. See Note 11 for additional information.
CrossAmerica Common Unit Purchases by CST
The following table shows the purchases by CST of our common units registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2015:

Period	Total Number of Units Purchased(a)	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Program
September 1 – September 30, 2015	170,374	$23.12	$3,938,622	$46,061,378
Total	170,374	$23.12	$3,938,622	$46,061,378

(a)
On September 21, 2015, CST announced that the independent executive committee of its board of directors approved a unit purchase program under Rule 10b-18 of the Exchange Act, authorizing CST to purchase up to an aggregate of $50 million of the common units representing limited partner interests in CrossAmerica. The unit purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at CST’s discretion. Through November 4, 2015, CST purchased $11.9 million, or 484,597 common units, at an average price of $24.49 per common unit.

Common Unit Repurchase Program
On November 2, 2015, the board of directors of CrossAmerica’s General Partner approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing CrossAmerica to repurchase up to an aggregate of $25 million of the common units representing limited partner interests in the Partnership. Under the program, CrossAmerica may make purchases in the open market after November 9, 2015 in accordance with Rule 10b-18, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require CrossAmerica to acquire any specific number of common units and may be suspended or terminated by CrossAmerica at any time without prior notice. The purchases will not be made from any officer, director or control person of CrossAmerica or CST.
Distributions
Quarterly distribution activity was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in millions)
December 31, 2014	March 9, 2015	March 17, 2015	$0.5425	$13.3
March 31, 2015	June 15, 2015	June 19, 2015	$0.5475	$13.4
June 30, 2015	September 4, 2015	September 11, 2015	$0.5625	$18.6
September 30, 2015	November 18, 2015	November 25, 2015	$0.5775	$19.2	(a)
(a) Calculated based on shares outstanding as of November 4, 2015.
On November 2, 2015, the board of directors of our General Partner approved a quarterly distribution of $0.5775 per unit attributable to the third quarter of 2015 (annualized $2.31 per unit), representing a 2.7% increase in our cash distribution per unit from $0.5625 per quarter ($2.25 per unit annualized) paid with respect to the second quarter of 2015. The distribution attributable to the third quarter will be paid on November 25, 2015 to all unitholders of record on November 18, 2015. The amount of any distribution is subject to the discretion of the board of directors of our General Partner, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.
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
During the first nine months of 2015, we distributed $0.8 million to CST with respect to the IDRs.
Purchase of CST Fuel Supply Equity Interests
In January 2015 and again in July 2015, we closed on the purchase of a 5% and 12.5%, respectively, limited partner equity interest in CST Fuel Supply for aggregate consideration of 4.8 million units and cash in the amount of $17.5 million. See Notes 2 and 9 for additional information.
Acquisition of Landmark
In January 2015, in connection with the joint acquisition by CST and CrossAmerica of 22 convenience stores from Landmark, we acquired the real property of the 22 fee sites as well as certain wholesale fuel distribution assets for $41.2 million. See Note 2 for additional information.

Acquisition of Erickson
In February 2015, we closed on the purchase of all of the outstanding capital stock of Erickson and certain related assets for an aggregate purchase price of $84.9 million, subject to certain post-closing adjustments. See Note 2 for additional information.
Purchase of NTI Convenience Stores
In July 2015, we completed the purchase of real property at 29 NTIs from CST in exchange for an aggregate consideration of approximately 0.3 million common units and cash in the amount of $124.4 million, with an aggregate consideration of $134.0 million on the date of closing. See Note 2 for additional information.
Acquisition of One Stop
In July 2015, we closed on the purchase of convenience stores from One Stop and certain related assets for $44.6 million. See Note 2 for additional information.

New Accounting Policies
In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16-Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminate the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. The guidance is to be applied on a prospective basis to adjustments to provisional amounts that occur after the effective date. This guidance is effective January 1, 2016 with early adoption permitted for financial statements that have not yet been made available for issuance. The Partnership has elected early adoption of the updated accounting standard, noting that although management has made adjustments to provisional amounts recognized in prior business combinations, those adjustments have not been material and would not have resulted in retrospective application. As such, early adoption of this guidance does not have a significant impact on the financial statements.
In April 2015, the FASB issued ASU 2015-06—Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions, which requires that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. This guidance is effective January 1, 2016. Early adoption is permitted. The guidance is to be applied on a retrospective basis for all financial statements presented. Management is currently evaluating this new guidance, including how it will apply the guidance at the date of adoption.
In April 2015, the FASB issued ASU 2015-03—Interest-Imputation of Interest (Subtopic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective January 1, 2016. Early adoption is permitted. The guidance is to be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. If the guidance were applicable at September 30, 2015, other noncurrent assets and long-term debt would be lower by $5.8 million.
In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606), which results in comprehensive new revenue accounting guidance, requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and develops a common revenue standard under U.S. GAAP and International Financial Reporting Standards. Specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. With the issuance of ASU 2015-14, which deferred the effective date by one year, this guidance is effective January 1, 2018. Early adoption is permitted, but no earlier than January 1, 2017. The guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. Management is currently evaluating this new guidance, including how it will apply the guidance at the date of adoption.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2015, we had $350.0 million outstanding on our revolving credit facility. Our outstanding borrowings bear interest at the London Interbank Offered Rate plus a margin of 2.50%. These borrowings had an interest rate of 2.70%. A one percentage point change in our average rate would impact annual interest expense by approximately $3.5 million.
Commodity Price Risk
We have not historically hedged or managed our price risk with respect to our commodity inventories (gasoline and diesel fuel), as the time period between the purchases of our motor fuel inventory and the sales to our customers is very short.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2015, management, with the participation of the President and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the President and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. Based on this evaluation, our President and Chief Financial Officer concluded that, as of September 30, 2015, the design and operation of our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.
CrossAmerica acquired Erickson effective February 12, 2015 and One Stop effective July 1, 2015. The internal controls over financial reporting of Erickson and One Stop are anticipated to be excluded from a formal evaluation of effectiveness of CrossAmerica’s disclosure controls and procedures as of December 31, 2015. This decision was based upon the significance of Erickson and One Stop to CrossAmerica and the timing of integration efforts underway to transition Erickson and One Stop’s processes, information technology systems and other components of internal control over financial reporting to the internal control structure of CrossAmerica. CrossAmerica has expanded its consolidation and disclosure controls and procedures to include Erickson, and CrossAmerica continues to assess the current internal control over financial reporting at Erickson and One Stop. Risks related to the increased account balances are partially mitigated by CrossAmerica’s expanded controls over Erickson and One Stop’s results and the incorporation of Erickson and One Stop’s balances into CrossAmerica’s consolidated financial statements.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this quarterly report included in Note 10 of the notes to the consolidated financial statements.
Item 1A. RISK FACTORS
There were no material changes to the risk factors disclosed in the section entitled “Risk Factors” in our Form 10-K or Form 10-Q for the period ended June 30, 2015.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Management Fee Issuance
As discussed in Note 12 to Item 1 in Part I above, on July 16, 2015, pursuant to approval by the independent conflicts committee of the General Partner, the Partnership issued 145,056 common units to CST in connection with the amount incurred for the three months ended June 30, 2015 under the terms of the Amended Omnibus Agreement and on October 26, 2015, the Partnership issued 114,256 common units to CST in connection with the amount incurred for the three months ended September 30, 2015 under the terms of the Amended Omnibus Agreement. This issuance of the common units was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
CrossAmerica Common Unit Purchases by CST
As discussed in Item 2 in Part I above, the following table shows the purchases by CST of our common units registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2015:

Period	Total Number of Units Purchased(a)	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Program
July 1 – July 31, 2015	—	$—	$—	$—
August 1 – August 31, 2015	—	$—	$—	$—
September 1 – September 30, 2015	170,374	$23.12	$3,938,622	$46,061,378
Total	170,374	$23.12	$3,938,622	$46,061,378

(a)
On September 21, 2015, CST announced that the independent executive committee of its Board of Directors approved a unit purchase program under Rule 10b-18 of the Exchange Act, authorizing CST to purchase up to an aggregate of $50 million of the common units representing limited partner interests in CrossAmerica. The unit purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at CST’s discretion. Through November 4, 2015, CST purchased $11.9 million, or 484,597 common units, at an average price of $24.49 per common unit.

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
Date: November 6, 2015