Form 10-Q
period 2016-03-31
CrossAmerica Partners LP
filed 2016-05-06
CIK 1538849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2016, there were 33,238,062 common units outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROSSAMERICA PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, except unit data)

	March 31,	December 31,
	2016	2015
ASSETS	(Unaudited)
Current assets:
Cash	$1,975	$1,192
Accounts receivable, net of allowances of $1,053 and $1,090, respectively	23,405	21,953
Accounts receivable from related parties	8,000	7,345
Inventories	14,668	15,739
Assets held for sale	2,404	3,288
Other current assets, net	6,684	4,944
Total current assets	57,136	54,461
Property and equipment, net	656,311	628,564
Intangible assets, net	86,319	82,315
Goodwill	88,183	80,821
Other assets	14,182	11,625
Total assets	$902,131	$857,786
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$8,411	$8,342
Accounts payable	33,504	32,577
Accounts payable to related parties	6,322	4,692
Accrued expenses and other current liabilities	10,668	15,811
Motor fuel taxes payable	10,262	9,818
Total current liabilities	69,167	71,240
Debt and capital lease obligations, less current portion	496,143	430,632
Deferred tax liabilities	42,715	43,609
Asset retirement obligations	23,975	23,165
Other long-term liabilities	20,408	20,284
Total liabilities	652,408	588,930
Commitments and contingencies
Equity:
CrossAmerica Partners’ Capital
Common units—(33,237,284 and 25,585,922 units issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	249,893	374,458
Subordinated units—affiliates (0 and 7,525,000 units issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	—	(105,467)
Total CrossAmerica Partners’ Capital	249,893	268,991
Noncontrolling interests	(170)	(135)
Total equity	249,723	268,856
Total liabilities and equity	$902,131	$857,786
See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating revenues(a)	$367,740	$480,457
Costs of sales(b)	330,550	442,730
Gross profit	37,190	37,727

Income from CST Fuel Supply equity	4,051	1,098
Operating expenses:
Operating expenses	15,411	17,340
General and administrative expenses	7,005	10,446
Depreciation, amortization and accretion expense	12,900	11,502
Total operating expenses	35,316	39,288
Gain (loss) on sales of assets, net	(4)	30
Operating income (loss)	5,921	(433)
Other income, net	118	59
Interest expense	(5,065)	(4,278)
Income (loss) before income taxes	974	(4,652)
Income tax benefit	(795)	(1,681)
Consolidated net income (loss)	1,769	(2,971)
Net income (loss) attributable to noncontrolling interests	2	(5)
Net income (loss) attributable to CrossAmerica limited partners	1,767	(2,966)
Distributions to CST as holder of the incentive distribution rights	(759)	(170)
Net income (loss) available to CrossAmerica limited partners	$1,008	$(3,136)
Net income (loss) per CrossAmerica limited partner unit:
Basic earnings per common unit	$0.03	$(0.13)
Diluted earnings per common unit(c)	$0.03	$(0.13)
Basic and diluted earnings per subordinated unit	$0.03	$(0.13)
Weighted-average CrossAmerica limited partner units:
Basic common units	28,475,363	16,935,125

Diluted common units(c)	28,545,975	17,057,909
Basic and diluted subordinated units	4,630,769	7,525,000
Total diluted common and subordinated units(c)	33,176,744	24,582,909

Distribution paid per common and subordinated units	$0.5925	$0.5425
Distribution declared (with respect to each respective period) per common and subordinated units	$0.5975	$0.5475

Supplemental information:
(a) Includes excise taxes of:	$19,893	$20,511
(a) Includes revenues from fuel sales to related parties of:	$73,308	$98,924
(a) Includes income from rentals of:	$19,531	$14,420
(b) Includes expenses from fuel sales to related parties of:	$70,252	$96,040
(b) Includes expenses from rentals of:	$4,748	$3,522
(c) Diluted common units are not used in the calculation of diluted earnings per common unit for the three months ended March 31, 2015 because to do so would be antidilutive.
See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Consolidated net income (loss)	$1,769	$(2,971)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation, amortization and accretion expense	12,900	11,502
Amortization of deferred financing fees	369	369
Amortization of below market leases, net	29	183
Provision for losses on doubtful accounts	24	175
Deferred income taxes	(894)	(2,739)
Equity-based employees and directors compensation expense	1,282	2,942
Amended Omnibus Agreement fees to be settled in CrossAmerica units	2,000	—
(Gain) loss on sales of assets, net	4	(30)
(Gain) on settlement of capital lease obligations	—	(25)
Inventory valuation adjustment	91	706
Changes in working capital, net of acquisitions	995	794
Net cash provided by operating activities	18,569	10,906
Cash flows from investing activities:
Proceeds from sale of property and equipment	47	—
Capital expenditures	(3,498)	(882)
Principal payments received on notes receivable	18	563
Cash paid in connection with acquisitions, net of cash acquired	(52,262)	(125,429)
Cash paid to CST in connection with acquisitions	(2,900)	—
Net cash used in investing activities	(58,595)	(125,748)
Cash flows from financing activities:
Borrowings under the revolving credit facility	90,308	132,800
Repayments on the revolving credit facility	(25,658)	(15,000)
Repurchases of common units	(2,752)	—
Payments of long-term debt and capital lease obligations	(662)	(684)
Repayments from related party	—	873
Distributions paid on distribution equivalent rights	(13)	—
Distributions paid to CST as holder of the incentive distribution rights	(759)	(170)
Distributions paid to noncontrolling interests	(37)	(14)
Distributions paid on common and subordinated units	(19,618)	(13,270)
Net cash provided by financing activities	40,809	104,535
Net increase (decrease) in cash	783	(10,307)
Cash at beginning of period	1,192	15,170
Cash at end of period	$1,975	$4,863
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

CST Brands, Inc. (“CST”), a Delaware corporation, owns 100% of the membership interest in the general partner (the “General Partner”) of CrossAmerica Partners LP (“we,” “us,” “our,” “CrossAmerica,” “the Partnership” or “the Company”) and 100% of our incentive distribution rights (“IDRs”). The General Partner manages our operations and business activities. The General Partner is managed and operated by the executive officers of the General Partner, under the oversight of the Board of Directors (“the Board”). As a result of its ownership of all of the membership interests in the General Partner, CST has the right to appoint all members of the Board.
As part of our business strategy with CST, we intend, when favorable market conditions exist and pending approval by the General Partner’s independent conflicts committee and mutual agreement upon terms and other conditions, to purchase interests at fair market value in CST’s wholesale motor fuel supply business (“CST Fuel Supply”) over time. As of March 31, 2016 our total equity interest in CST Fuel Supply is 17.5%.
Additionally, we have previously issued common units as consideration in the purchase of equity interests in CST Fuel Supply and the real property associated with CST’s New to Industry (“NTI”) convenience stores. We may, from time to time, issue common units as payment for charges incurred under the Amended and Restated Omnibus Agreement, dated October 1, 2014, by and among CrossAmerica, the General Partner, Dunne Manning, Inc., Dunne Manning Stores LLC (“DMS”), CST Services LLC and Joseph V. Topper, Jr. (the “Amended Omnibus Agreement”). Pursuant to a unit purchase program announced in September 2015, CST has also acquired our common units through open market purchases. Through March 31, 2016, after giving effect to these transactions, CST owns 19.1% of our limited partner interests.
Interim Financial Statements
These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 (“Form 10-K”). Financial information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2015 has been derived from our audited financial statements and notes thereto as of that date.
Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.
Reclassifications
Certain reclassifications were made to prior year amounts to conform to the current year presentation. Such reclassifications had no effect on net income or total equity.
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
New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02—Leases (Topic 842). This standard modifies existing guidance for reporting organizations that enter into leases to increase transparency by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. Management is currently evaluating the impact of this new guidance in addition to the timing of adoption.
In March 2016, the FASB issued ASU 2016-09—Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is issued as part of a simplification initiative involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The approach to adoption is dependent upon which amendments are applicable. Early adoption is permitted. Management is currently evaluating the impact of this new guidance in addition to the timing of adoption.
Certain other new financial accounting pronouncements have become effective for our financial statements but the adoption of these pronouncements will not affect our financial position or results of operations, nor will they require any additional disclosures.
Concentration Risk
DMS is an operator of retail sites that purchases a significant portion of its motor fuel requirements from us on a wholesale basis and then re-sells motor fuel on a retail basis. DMS also leases real estate from us. The financial results of DMS are not consolidated with ours. For the three months ended March 31, 2016, CrossAmerica distributed approximately 17% of its total wholesale distribution volumes to DMS and DMS accounted for approximately 30% of our rental income. For more information regarding transactions with DMS, see Note 9 of the Condensed Notes to Consolidated Financial Statements.
As of March 31, 2016, CrossAmerica’s total equity interest in CST Fuel Supply is 17.5%. CST Fuel Supply provides wholesale fuel distribution to the majority of CST’s U.S. retail convenience stores. Valero Energy Corporation (“Valero”) supplied substantially all of the motor fuel purchased by CST Fuel Supply during 2015. During the three months ended March 31, 2016, CST Fuel Supply purchased approximately 0.5 billion gallons of motor fuel from Valero.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2016, CrossAmerica distributed 8% of its total wholesale distribution volume to CST convenience stores which are not supplied by CST Fuel Supply and received 22% of its rental income from CST.
Note 2. ACQUISITIONS
Acquisition of franchise Holiday Stationstores
On March 29, 2016, we closed on the acquisition of 31 franchise Holiday Stationstores (“Holiday”) and 3 company-operated liquor stores from S/S/G Corporation for approximately $52.3 million, including working capital. Of the 34 company-operated stores, 31 are located in Wisconsin and 3 are located in Minnesota. The acquisition was funded by borrowings under our credit facility.
The preliminary fair value of the assets acquired and liabilities assumed on the date of acquisition were as follows (in thousands):

Current assets (excluding inventories)	$41
Inventories	4,095
Property and equipment	31,993
Intangibles	7,710
Goodwill	8,479
Current liabilities	(56)
Total consideration, net of cash acquired	$52,262
The fair value of inventory was estimated at retail selling price less estimated costs to sell and a reasonable profit allowance for the selling effort.
The fair value of property and equipment, which consisted of land, buildings and equipment, was based on a cost approach. The buildings and equipment are being depreciated on a straight-line basis, with estimated remaining useful lives of 20 years for the buildings and 5 to 10 years for equipment.
The $6.5 million fair value of the wholesale fuel distribution rights included in intangibles was based on an income approach and management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel distribution rights are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.
The $1.0 million fair value of the discount related to lease agreements with below average market value was based on an income approach, and management believes the level and timing of cash flows represent relevant market participant assumptions. The discount related to lease agreements with below average market value is being amortized on a straight-line basis over the term of the respective lease agreements, with an estimated weighted average useful life of 5 years.
Goodwill recorded is primarily attributable to the customer relationships not eligible for recognition as an intangible asset. Management is reviewing the valuation and confirming the result to determine the final purchase price allocation. Of the goodwill recorded, $1.7 million was assigned to the Wholesale segment and $6.8 million was assigned to the Retail segment.
Finalization of Purchase Accounting associated with the Erickson Oil Products, Inc. (“Erickson”) Acquisition
In the first quarter of 2016, we recorded a $1.1 million receivable for a working capital settlement as agreed to with the sellers, reducing net consideration and resulting goodwill. We finalized the purchase accounting for this acquisition with the receivable related to the working capital settlement being the only adjustment recorded in 2016.
Purchase of Wholesale Fuel Supply Contracts from CST
In February 2016, CrossAmerica purchased 21 independent dealer contracts and 11 subwholesaler contracts from CST for $2.9 million. This transaction was approved on behalf of CrossAmerica by the independent conflicts committee of the Board and by the executive committee of the board of directors of CST. See Note 9 of the Condensed Notes to Consolidated Financial Statements for additional information.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Results (Unaudited)
Our pro forma results, giving effect to the Holiday acquisition as well as the February 2015 Erickson and July 2015 One Stop acquisitions and assuming an acquisition date of January 1, 2015, would have been (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Total revenues	$390,038	$555,495
Net income (loss)	$1,500	$(3,681)
Net income (loss) per limited partnership unit	$0.02	$(0.16)
Note 3. ASSETS HELD FOR SALE
CrossAmerica has classified 4 and 7 sites as held for sale at March 31, 2016 and December 31, 2015, respectively. These assets are expected to be sold within a year of the date they were initially classified as held for sale. Assets held for sale (at cost) were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Land	$1,062	$1,695
Buildings and improvements	1,087	1,558
Equipment and other	1,023	1,225
Total	3,172	4,478
Less accumulated depreciation	(768)	(1,190)
Assets held for sale	$2,404	$3,288
Note 4. INVENTORIES
Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Convenience store merchandise	$10,780	$11,354
Motor fuel	3,888	4,385
Inventories	$14,668	$15,739

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Land	$258,941	$251,632
Buildings and site improvements	328,674	318,530
Leasehold improvements	9,229	8,867
Equipment and other	159,837	140,264
Construction in progress	3,003	3,666
Property and equipment, at cost	759,684	722,959
Accumulated depreciation and amortization	(103,373)	(94,395)
Property and equipment, net	$656,311	$628,564
Note 6. GOODWILL
Changes in goodwill during the three months ended March 31, 2016 consisted of the following (in thousands):

	Wholesale Segment	Retail Segment	Consolidated
Beginning balance	$61,548	$19,273	$80,821
Acquisitions	1,312	6,050	7,362
Reassignment	2,891	(2,891)	—
Ending balance	$65,751	$22,432	$88,183
Our business model includes the conversion of retail sites from company-operated sites to dealer-operated sites. As a result of these conversions, there is a reduction in future cash flows in the Retail segment and an expected increase in future cash flows that will be received by the Wholesale segment subsequent to the date of conversion. The effect of these conversions, for the period ended March 31, 2016, is a $2.9 million reassignment of goodwill originally assigned to the Retail segment to the Wholesale segment.
Note 7. INTANGIBLE ASSETS
Intangible assets consisted of the following (in thousands):

	March 31, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$111,671	$(35,368)	$76,303	$105,181	$(32,498)	$72,683
Trademarks	2,494	(1,345)	1,149	2,494	(1,264)	1,230
Covenant not to compete	4,131	(1,817)	2,314	3,911	(1,600)	2,311
Below market leases	12,181	(5,628)	6,553	11,181	(5,090)	6,091
Total intangible assets	$130,477	$(44,158)	$86,319	$122,767	$(40,452)	$82,315

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. DEBT
Our balances for long-term debt and capital leases are as follows (in thousands):

	March 31,	December 31,
	2016	2015
$550 million revolving credit facility	$423,061	$358,412
Financing obligation associated with Rocky Top acquisition	26,250	26,250
Note payable	863	876
Lease financing obligations	59,417	58,842
Total debt and lease financing obligations	509,591	444,380
Current portion	8,411	8,342
Noncurrent portion	501,180	436,038
Deferred financing fees	(5,037)	(5,406)
Total	$496,143	$430,632
Our $550 million revolving credit facility is secured by substantially all of the assets of CrossAmerica and its subsidiaries. Letters of credit outstanding at March 31, 2016 and December 31, 2015 totaled $14.9 million and $16.0 million, respectively. The amount of availability at March 31, 2016 under the revolving credit facility, after taking into account debt covenant constraints, was $61.2 million. In connection with future acquisitions, the revolving credit facility requires, among other things that we have, after giving effect to such acquisition, at least $20.0 million, in the aggregate, of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition.
Financial Covenants and Interest Rate
The Company’s revolving credit facility contains financial covenants consisting of a total leverage ratio (as defined in the credit facility) for the most recently completed four fiscal quarters of less than or equal to 5.00 to 1.00 and a consolidated interest coverage ratio (as defined in the credit facility) of greater than or equal to 2.75 to 1.00. As of March 31, 2016, CrossAmerica was in compliance with these covenants. The total leverage ratio covenant is 5.00 to 1.00 for the two quarters following a material acquisition (as defined in the credit facility). As such, the total leverage ratio steps down to 4.50 to 1.00 on December 31, 2016 assuming there are no material acquisitions for the remainder of 2016.
Outstanding borrowings under the revolving credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 3.00%. Our borrowings had an interest rate of 3.45% as of March 31, 2016.
Note 9. RELATED-PARTY TRANSACTIONS
Transactions with CST
Fuel Sales and Rental Income
CrossAmerica sells wholesale motor fuel to CST under a master fuel distribution agreement to 43 CST convenience stores and leases real property on 74 retail sites to CST under a master lease agreement each having initial 10-year terms. The fuel distribution agreement provides CrossAmerica with a fixed wholesale mark-up per gallon and the master lease agreement is a triple net lease.
Revenues from wholesale fuel sales and real property rental income from CST were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues from fuel sales to CST	$23,257	$28,540
Rental income from CST	$4,317	$1,381
Receivables from CST were $2.8 million and $2.3 million at March 31, 2016 and December 31, 2015, respectively, related to these transactions.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CST Fuel Supply Equity Interests
CST Fuel Supply provides wholesale fuel distribution to the majority of CST’s U.S. retail convenience stores. CrossAmerica accounts for the equity interest in the net income of CST Fuel Supply as “Income from CST Fuel Supply” on its statement of operations, which amounted to $4.1 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively. CrossAmerica owned a 17.5% and 5% total interest in CST Fuel Supply at March 31, 2016 and 2015, respectively.
Purchase of Wholesale Fuel Supply Contracts from CST
In February 2016, CrossAmerica purchased 21 independent dealer contracts and 11 subwholesaler contracts from CST for $2.9 million with historic annual volumes of approximately 20 million gallons. This transaction was approved on behalf of CrossAmerica by the independent conflicts committee of the Board and by the executive committee of the board of directors of CST. Since this was a transaction between entities under common control, the $2.9 million purchase price was accounted for as a distribution recorded in partners’ capital.
CrossAmerica purchases the fuel supplied to these 32 sites from CST Fuel Supply, of which CrossAmerica owns a 17.5% interest, and resells the wholesale motor fuel to the independent dealers and subwholesalers. CrossAmerica purchased $3.0 million of fuel from CST Fuel Supply for the three months ended March 31, 2016 in connection with these 32 sites.
Wholesale Motor Fuel Sales and Real Estate Rentals
DMS is an entity affiliated with Joseph V. Topper, Jr., a member of the Board. DMS is an operator of convenience stores that purchases motor fuel from us on a wholesale basis in accordance with a master fuel purchase agreement between DMS and CrossAmerica. DMS also leases certain retail site real estate from us in accordance with a master lease agreement between DMS and CrossAmerica.
Revenues from motor fuel sales and rental income from DMS were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues from motor fuel sales to DMS	$50,051	$70,384
Rental income from DMS	$5,693	$5,810
Motor fuel is sold to DMS at our cost plus a fixed mark-up per gallon. Receivables from DMS totaled $8.2 million and $7.3 million at March 31, 2016 and December 31, 2015, respectively.
Topstar Enterprises is an entity affiliated with Joseph V. Topper, Jr., a member of the Board. Topstar is an operator of convenience stores that leases retail site real estate from us, but does not purchase fuel from us. Revenues from rental income from Topstar Enterprises was $0.1 million for the quarters ended March 31, 2016 and 2015, respectively.
CrossAmerica leases real estate from certain entities affiliated with Joseph V. Topper, Jr., a member of the Board. Rental expenses paid to these entities were not significant for either period.
Amended Omnibus Agreement and Management Fees
CrossAmerica incurred $4.5 million and $4.3 million in charges for the three months ended March 31, 2016 and 2015, respectively, including incentive compensation costs and non-cash stock-based compensation expense under the Amended Omnibus Agreement, which are recorded as a component of operating expenses and general and administrative expenses in the statement of operations. Amounts payable to CST related to these transactions were $10.9 million and $8.3 million at March 31, 2016 and December 31, 2015, respectively. Effective January 1, 2016, the fixed billing component of the management fee was increased to $856,000 per month, which was approved on behalf of CrossAmerica by the independent conflicts committee of the Board and by the executive committee of the board of directors of CST. CST and CrossAmerica have the right to negotiate the amount of the management fee on an annual basis, or more often as circumstances require. See Note 12 of the Condensed Notes to Consolidated Financial Statements for additional information.
Maintenance and Environmental Costs
Certain maintenance and environmental monitoring and remediation activities are performed by a related party of Joseph V. Topper, Jr. as approved by the independent conflicts committee of the Board. CrossAmerica incurred $0.6 million and $0.1 million in charges with this related party for the three months ended March 31, 2016 and 2015, respectively.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aircraft Usage Costs
From time to time, CrossAmerica leases, on a non-exclusive basis, an aircraft owned by a group of individuals that includes Joseph V. Topper, Jr. and John B. Reilly, III, members of our Board, as previously approved in August 2013 by the independent conflicts committee of the Board. Lease costs incurred by CrossAmerica for use of these aircrafts were not significant and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.
Principal Executive Offices
The principal executive offices of CrossAmerica are in Allentown, Pennsylvania in an office space leased by CST from a related party of Joseph V. Topper, Jr. and John B. Reilly, III, members of our Board. Rent expense charged by CST to the Partnership was $0.1 million for the three months ended March 31, 2016.
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
Environmental Matters
Environmental liabilities related to the sites contributed to CrossAmerica in connection with the initial public offering (“IPO”) have not been assigned to CrossAmerica, and are still the responsibility of the Predecessor Entities (see the Form 10-K for additional discussion of the Predecessor Entities). Under the Amended Omnibus Agreement, certain of the Predecessor Entities must indemnify CrossAmerica for any costs or expenses that it incurs for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO for contributed sites. The Predecessor Entities’ environmental liabilities and indemnification assets associated with contributed sites amounted to $6.9 million and $4.9 million at March 31, 2016, respectively.
Note 11. FAIR VALUE MEASUREMENTS
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

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels in 2016 or 2015.
As further discussed in Note 13 of the Condensed Notes to Consolidated Financial Statements, CrossAmerica has accrued for unvested phantom units and vested and unvested profits interests as a liability and adjusts that liability on a recurring basis based on the market price of CrossAmerica’s common units each balance sheet date. Such fair value measurements are deemed Level 1 measurements.
Financial Instruments
The fair value of CrossAmerica’s accounts receivable, notes receivable, and accounts payable approximated their carrying values as of March 31, 2016 and December 31, 2015 due to the short-term maturity of these instruments. The fair value of the revolving credit facility approximated its carrying values of $423.1 million as of March 31, 2016 and $358.4 million as of December 31, 2015, due to the frequency with which interest rates are reset.
Note 12. PARTNERS’ CAPITAL
On February 25, 2016, the first business day after the payment of the previously announced distribution of $0.5925 per unit for the fourth quarter of 2015, the Board determined that the subordination period under the First Amended and Restated Agreement of Limited Partnership (as amended, the “Partnership Agreement”) ended. At that time, each of the 7,525,000 outstanding subordinated units converted into one common unit.
In March 2016, CrossAmerica issued 93,717 common units (net of units withheld for income taxes) as a result of the vesting of phantom units and conversion of profit interests previously issued primarily to CST employees who provide services principally to CrossAmerica. See Note 13 of the Condensed Notes to Consolidated Financial Statements for additional information.
As approved by the independent conflicts committee of the Board and the executive committee of CST’s board of directors, CrossAmerica and CST mutually agreed to settle, from time to time, the amounts due under the terms of the Amended Omnibus Agreement in newly issued common units representing limited partner interests in CrossAmerica. On March 31, 2016, CrossAmerica issued 145,137 common units as partial payment for the amounts incurred for the fourth quarter of 2015 under the terms of the Amended Omnibus Agreement. See Note 9 of the Condensed Notes to Consolidated Financial Statements for additional information.
On May 9, 2016, CrossAmerica intends to issue 83,218 limited partner units to CST Services as payment for a portion of the first quarter 2016 management fee, with the remainder to be settled in cash.
Common Unit Repurchase Program
In November 2015, the Board approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing CrossAmerica to repurchase up to an aggregate of $25.0 million of the common units representing limited partner interests in the Partnership. Under the program, CrossAmerica may make purchases in the open market in accordance with Rule 10b-18 of the Exchange Act, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require CrossAmerica to acquire any specific number of common units and may be suspended or terminated by CrossAmerica at any time without prior notice. The purchases will not be made from any officer, director or control person of CrossAmerica or CST. The following table shows the purchases during the quarter ended March 31, 2016:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Program
January 1 - March 31, 2016	112,492	$24.47	$2,752,240	$18,644,689
Total	112,492	$24.47	$2,752,240	$18,644,689

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions
Since the closing of our IPO, we have increased our quarterly distribution from $0.4375 per unit to $0.5975 per unit. Quarterly distribution activity for 2016 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2015	February 12, 2016	February 24, 2016	$0.5925	$19,618
The board of directors of CrossAmerica’s General Partner approved a quarterly distribution of $0.5975 per unit attributable to the first quarter of 2016. The distribution is payable on May 31, 2016 to all unitholders of record on May 19, 2016.
Distributions to CST as holder of the IDRs were $0.8 million as of March 31, 2016. IDRs increased due to an increase in the distribution paid per unit and an increase in the number of units outstanding on which the distribution is based.
Partners’ Capital
The following table is a rollforward of our equity for the three months ended March 31, 2016 (in thousands):

	Limited Partners’ Interest
	Common Unitholders		Subordinated Units - Affiliates		Incentive Distribution Rights	Noncontrolling Interest	Total Equity
	Units	Dollars	Units	Dollars	Dollars	Dollars	Dollars
Balance at December 31, 2015	25,585	$374,458	7,525	$(105,467)	$—	$(135)	$268,856
Net income and comprehensive income		867		141	759	2	1,769
Distributions paid		(15,172)		(4,459)	(759)	(37)	(20,427)
Conversion of subordinated units	7,525	(109,785)	(7,525)	109,785	—	—	—
Distribution to CST in connection with the purchase of dealer contracts		(2,900)		—	—	—	(2,900)
Repurchase of common units	(112)	(2,752)		—	—	—	(2,752)
Issuance of units to CST for the payment of management fees	145	3,345		—	—	—	3,345
Issuance of units for vesting of equity based award and profits interests	94	2,260		—	—	—	2,260
Other		(428)		—	—	—	(428)
Balance at March 31, 2016	33,237	$249,893	—	$—	$—	$(170)	$249,723
Note 13. EQUITY-BASED COMPENSATION
Overview
We record equity-based compensation as a component of general and administrative expenses in the statement of operations. Compensation expense for the three months ended March 31, 2016 and 2015 was $1.3 million and $2.9 million, respectively.
CrossAmerica Equity-Based Awards
CrossAmerica grants equity-based awards to employees of CST who perform services for CrossAmerica pursuant to the Amended Omnibus Agreement. As these grants may be settled in cash, unvested phantom units and vested and unvested profits interests receive fair value variable accounting treatment. As such, they are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. The balance of the accrual at March 31, 2016 and December 31, 2015 totaled $1.0 million and $3.3 million, respectively.
CST Awards
Approximately 102,000 and 142,000 CST equity-based awards were granted to certain employees of CST for services rendered on behalf of CrossAmerica and $0.7 million and $1.6 million of expense associated with the awards was charged to CrossAmerica under the Amended Omnibus Agreement for the three months ended March 31, 2016 and 2015, respectively.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Awards to Members of the Board
In December 2015, the Partnership issued 11,476 non-vested phantom units to members of the Board as a portion of director compensation. Such awards are anticipated to vest in December 2016.
The liability for these awards at March 31, 2016 and December 31, 2015, including previously issued fully vested profits interests that have not been converted into common units, was $0.2 million and $0.4 million, respectively. The associated compensation expense was not significant for the three months ended March 31, 2016 and 2015.
Note 14. NET INCOME PER LIMITED PARTNER UNIT
Under the Partnership Agreement, a subsidiary of CST, as the holder of CrossAmerica’s IDRs, has a contractual interest in distributions from CrossAmerica that are increasing percentages starting at 15% of quarterly distributions out of the operating surplus (as defined in our Partnership Agreement) in excess of $0.5031 per limited partner unit.
In addition to the common units, CrossAmerica has identified the IDRs as participating securities and computes income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income as specified in the Partnership Agreement. Net income per unit applicable to limited partners (including common and subordinated unitholders) is computed by dividing the limited partners’ interest in net income (loss), after deducting the IDRs, by the weighted-average number of outstanding common units.
The following table provides a reconciliation of net income (loss) and weighted-average units used in computing basic and diluted net income (loss) per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2016		2015
	Common Units	Subordinated Units	Common Units	Subordinated Units
Numerator:
Distributions paid(a)	$15,172	$4,459	$9,188	$4,082
Allocation of distributions in excess of net income(b)	(14,305)	(4,318)	(11,359)	(5,047)
Limited partners’ interest in net income - basic	867	141	(2,171)	(965)
Adjustment for phantom units	—	—	—	—
Limited partners’ interest in net income - diluted	$867	$141	$(2,171)	$(965)

Denominator:
Weighted average limited partnership units outstanding - basic	28,475,363	4,630,769	16,935,125	7,525,000
Adjustment for phantom units	70,612	—	—	—
Weighted average limited partnership units outstanding - diluted(c)	28,545,975	4,630,769	16,935,125	7,525,000

Net income (loss) per limited partnership unit - basic	$0.03	$0.03	$(0.13)	$(0.13)
Net income (loss) per limited partnership unit - diluted	$0.03	$0.03	$(0.13)	$(0.13)

(a)	Distributions paid per unit were $0.5925 and $0.5425 during the three months ended March 31, 2016 and 2015, respectively.

(b)	Allocation of distributions in excess of net income is based on a pro rata proportion to the common and subordinated units as outlined in the Partnership Agreement.

(c)	Excludes 122,784 potentially dilutive securities from the calculation of diluted earnings per common unit because to do so would be antidilutive for the three months ended March 31, 2015.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. INCOME TAXES
As a limited partnership, CrossAmerica is not subject to federal and state income taxes other than certain corporate subsidiaries that engage in certain non-qualifying business activities. Income tax attributable to CrossAmerica’s taxable income, which may differ significantly from income for financial statement purposes, is assessed at the individual limited partner unit holder levels. CrossAmerica is subject to a statutory requirement that non-qualifying income, as defined by the Internal Revenue Code, cannot exceed 10% of total gross income for the calendar year. If non-qualifying income exceeds this statutory limit, CrossAmerica would be taxed as a corporation. The non-qualifying income did not exceed the statutory limit in any period.
Certain activities that generate non-qualifying income are conducted through LGWS. LGWS is a tax paying corporate subsidiary of CrossAmerica that is subject to federal and state income taxes. Current and deferred income taxes are recognized on the earnings of those subsidiaries. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates.
CrossAmerica had an income tax benefit for the three months ended March 31, 2016 of $0.8 million and $1.7 million for the three months ended March 31, 2015 as a result of losses incurred by its corporate subsidiaries in both periods. The effective tax rate differs from the combined federal and state statutory rate because LGWS is subject to income tax.
Note 16. SEGMENT REPORTING
We conduct our business in two segments: 1) the Wholesale segment and 2) the Retail segment, which includes the sale of convenience merchandise items, the retail sale of motor fuel at company-operated sites and the retail sale of motor fuel at sites operated by commission agents. A commission agent is a retail site where we retain title to the motor fuel inventory and sell it directly to our end user customers. At commission agent sites, we manage motor fuel inventory pricing and retain the gross profit on motor fuel sales. We pay a commission to the agent who operates the retail site.
As part of our evaluation of the economic performance of our retail sites, we will from time to time convert company-owned convenience stores from our Retail segment to our lessee dealer customer group in our Wholesale segment. During the first quarter of 2016, we converted 52 company-operated convenience stores from our Retail segment to our lessee dealer customer group in our Wholesale segment. As such, we no longer generate revenues from the retail sale of motor fuel or merchandise at such stores subsequent to the date of conversion and we no longer incur retail operating expenses related to these sites. However, we continue to supply these sites with motor fuel on a wholesale basis pursuant to the fuel supply contract with the lessee dealer. Further, we continue to own/lease the property and earn rental income under lease/sublease agreements with the lessee dealers under triple net leases. The lessee dealer owns all motor fuel and convenience merchandise and retains all gross profit on such operating activities.
Prior to 2016, CrossAmerica netted lease executory costs such as real estate taxes, maintenance, and utilities that CrossAmerica paid and re-billed to customers on its statement of operations. During the first quarter of 2016, CrossAmerica began accounting for such amounts  as rent income and operating expenses and reflected this change in presentation retrospectively. This change resulted in a $2.5 million increase in rent and other income and operating expenses to the wholesale segment for the three months ended March 31, 2015.
Unallocated items consist primarily of general and administrative expenses, depreciation, amortization and accretion expense, gains on sales of assets, net and the elimination of the Retail segment’s intersegment cost of revenues from motor fuel sales against the Wholesale segment’s intersegment revenues from motor fuel sales. The profit in ending inventory generated by the intersegment motor fuel sales is also eliminated. Total assets by segment are not presented as management does not currently assess performance or allocate resources based on that data.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three months ended March 31, 2016:
Revenues from fuel sales to external customers	$243,403	$74,038	$—	$317,441
Intersegment revenues from fuel sales	48,437	—	(48,437)	—
Revenues from food and merchandise sales	—	30,449	—	30,449
Rent income	18,199	1,332	—	19,531
Other revenue	319	—	—	319
Total revenues	$310,358	$105,819	$(48,437)	$367,740

Income from CST Fuel Supply Equity	$4,051	$—	$—	$4,051
Operating income (loss)	$24,041	$1,670	$(19,790)	$5,921

Three months ended March 31, 2015
Revenues from fuel sales to external customers	$330,535	$106,193	$—	$436,728
Intersegment revenues from fuel sales	67,339	—	(67,339)	—
Revenues from food and merchandise sales	—	28,629	—	28,629
Rent income	13,064	1,356	—	14,420
Other revenue	680	—	—	680
Total revenues	$411,618	$136,178	$(67,339)	$480,457

Income from CST Fuel Supply Equity	$1,098	$—	$—	$1,098
Operating income (loss)	$17,602	$4,045	$(22,080)	$(433)
Note 17. SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Decrease (increase):
Accounts receivable	$(1,207)	$(3,543)
Accounts receivable from related parties	(655)	2,831
Inventories	4,594	66
Other current assets	(560)	2,324
Other assets	(1,702)	1,613
Increase (decrease):
Accounts payable	782	2,806
Accounts payable to related parties	2,018	(966)
Motor fuel taxes payable	(3,341)	355
Accrued expenses and other current liabilities	444	(4,758)
Other long-term liabilities	622	66
Changes in working capital, net of acquisitions	$995	$794
The above changes in current assets and current liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash paid for interest	$4,695	$3,846
Cash paid for income taxes	$708	$30
Supplemental schedule of non-cash investing and financing activities (in thousands):

	Three Months Ended March 31,
	2016	2015
Sale of property and equipment in Section 1031 like-kind exchange transactions	$909	$—
Removal of property and equipment and capital lease obligation for sales terminated from Getty lease	$—	$(1,333)
Acquisition of equity investment in CST Fuel Supply funded by issuance of common units	$—	$60,352
Issuance of capital lease obligations and recognition of asset retirement obligation related to Getty lease	$1,240	$—
Amended Omnibus Agreement fees settled in CrossAmerica common units	$3,345	$—
Note 18. TERMINATION BENEFITS
As a result of the continued integration of certain processes and systems for our recently acquired businesses, CrossAmerica committed to a workforce reduction in 2015 affecting certain employees in our Retail segment and has accrued substantially all terminations costs as of March 31, 2016.
A rollforward of the liability for severance and other termination benefits is as follows (in thousands):

Balance at December 31, 2015	$1,665
Provision for termination benefits (included in general and administrative expenses)	244
Termination benefits paid	(1,098)
Balance at March 31, 2016	$811

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report includes forward-looking statements, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, credit ratings, distribution growth, potential growth opportunities, potential operating performance improvements, potential improvements in return on capital employed, the effects of competition and the effects of future legislation or regulations. You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “guidance,” “outlook,” “effort,” “target” and similar expressions. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. These forward-looking statements include, among other things, statements regarding:

•	future retail and wholesale gross profits, including gasoline, diesel and convenience store merchandise gross profits;

•	our anticipated level of capital investments, primarily through acquisitions, and the effect of these capital investments on our results of operations;

•	anticipated trends in the demand for, and volumes sold of, gasoline and diesel in the regions where we operate;

•	volatility in the equity and credit markets limiting access to capital markets;

•	our ability to integrate acquired businesses and to transition retail sites to dealer operated sites;

•	expectations regarding environmental, tax and other regulatory initiatives; and

•	the effect of general economic and other conditions on our business.
In general, we based the forward-looking statements included in this quarterly report on our current expectations, estimates and projections about our company and the industry in which we operate. We caution you that these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors, including the following:

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

•
our ability to comply with federal and state regulations, including those related to environmental matters, the sale of alcohol, cigarettes and fresh foods, and employment laws and health benefits; and

•	CST’s business strategy and operations and CST’s conflicts of interest with us.
You should consider the areas of risk described above, as well as those set forth in the section entitled “Risk Factors” included in our Form 10-K for the year ended December 31, 2015, in connection with considering any forward-looking statements that may be made by us and our businesses generally. We cannot assure you that projected results or events reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements included in this report are made as of the date of this report. We undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events after the date of this report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This section is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to these financial statements contained elsewhere in this report, and the MD&A section and the consolidated financial statements and accompanying notes to those financial statements in our Form 10-K. Our Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations.
MD&A is organized as follows:

•
Significant Factors Affecting Our Profitability—This section describes the significant impact on our results of operations caused by crude oil commodity price volatility, seasonality and acquisition and financing activities.

•
Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three months ended March 31, 2016 and 2015, an outlook for our business and non-GAAP financial measures.

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
The prices paid to our motor fuel suppliers for wholesale motor fuel are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations. We receive a fixed mark-up per gallon on approximately 86% of gallons sold to our customers. The remaining gallons are primarily dealer tank wagon (“DTW”) priced contracts with our customers. These contracts provide for variable, market based pricing that results in motor fuel gross profit effects similar to retail motor fuel gross profits (as crude oil prices decline, motor fuel gross profit generally increases, as discussed below). The increase in DTW gross profit results from the acquisition cost of wholesale motor fuel declining at a faster rate as compared to the rate retail motor fuel prices decline. This spread can exist for a period of time, thus allowing us to collect a higher margin from our dealers.
Regarding our supplier relationships, a majority of our total gallons are subject to discounts for prompt payment and other rebates and incentives. Prompt payment discounts are based on a percentage of the purchase price of motor fuel, as such the dollar value of these discounts increase and decrease corresponding with motor fuel prices. Therefore, in periods of lower wholesale motor fuel prices, our gross profit is negatively affected and, in periods of higher wholesale motor fuel prices, our gross profit is positively affected (as it relates to these discounts).  Based on our current volumes, we estimate a $10 per barrel change in the price of crude oil would impact our overall annual wholesale motor fuel gross profit by approximately $2.1 million related to these payment discounts.
Retail segment
The prices we pay for wholesale motor fuel are closely correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil and wholesale motor fuel experience significant and rapid fluctuations. We attempt to pass along wholesale motor fuel price changes to our retail customers through “at the pump” retail price changes; however, market conditions do not always allow us to do so immediately. The timing of any related increase or decrease in “at the pump” retail prices is affected by competitive conditions in each geographic market in which we operate. As such, the prices we charge our customers for motor fuel and the gross profit we receive on our motor fuel sales can increase or decrease significantly and rapidly over short periods of time.

Changes in our average motor fuel selling price per gallon and gross margin for the periods ended March 31, 2016 and 2015 are directly related to the changes in crude oil and wholesale motor fuel prices over the same period. Variations in our reported revenues and cost of sales are, therefore, primarily related to the price of crude oil and wholesale motor fuel prices and generally not as a result of changes in motor fuel sales volumes, unless otherwise indicated and discussed below.
Seasonality Effects on Volumes
Our business is subject to substantial seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer months) and lowest during the winter months in the first and fourth quarters.
Impact of Inflation
Inflation affects our financial performance by increasing certain of our operating expenses and cost of goods sold. Operating expenses include labor costs, leases, and general and administrative expenses. While our Wholesale segment benefits from higher terms discount as a result of higher fuel costs, inflation could negatively impact our Retail segment as a result of higher fuel and merchandise costs. Although we have historically been able to pass on increased costs through price increases, there can be no assurance that we will be able to do so in the future.
Acquisition and Financing Activity
Our results of operations and financial condition are also impacted by our acquisition and financing activities as summarized below.
2016

•
On March 29, 2016, CrossAmerica closed on the acquisition of 31 franchise Holiday Stationstores and 3 company-operated liquor stores from S/S/G Corporation for approximately $52.3 million, including working capital. See Note 2 of the Condensed Notes to Consolidated Financial Statements for additional information.

•
On February 5, 2016, CrossAmerica purchased 21 independent dealer contracts and 11 subwholesaler contracts from CST for $2.9 million. See Notes 2 and 9 of the Condensed Notes to Consolidated Financial Statements for additional information.

2015

•
In January 2015, we closed on the purchase of a 5% limited partner equity interest in CST Fuel Supply for aggregate consideration of 1.5 million common units. See Notes 1 and 9 of the Condensed Notes to Consolidated Financial Statements for additional information.

•
In January 2015, in connection with the joint acquisition by CST and CrossAmerica of 22 convenience stores from Landmark, we acquired the real property of the 22 fee sites for $41.2 million. In addition, we distribute wholesale motor fuel to these sites.

•
In February 2015, we closed on the purchase of all of the outstanding capital stock of Erickson and certain related assets for an aggregate purchase price of $83.8 million, including working capital. See Note 2 of the Condensed Notes to Consolidated Financial Statements for additional information.

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

Results of Operations
Consolidated Income Statement Analysis
Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Operating revenues	$367,740	$480,457
Cost of sales	330,550	442,730
Gross profit	37,190	37,727

Income from CST Fuel Supply	4,051	1,098
Operating expenses:
Operating expenses	15,411	17,340
General and administrative expenses	7,005	10,446
Depreciation, amortization and accretion expense	12,900	11,502
Total operating expenses	35,316	39,288
Gain (loss) on sales of assets, net	(4)	30
Operating income (loss)	5,921	(433)
Other income, net	118	59
Interest expense	(5,065)	(4,278)
Income (loss) before income taxes	974	(4,652)
Income tax benefit	(795)	(1,681)
Consolidated net income (loss)	1,769	(2,971)
Net income (loss) attributable to noncontrolling interests	2	(5)
Net income (loss) attributable to CrossAmerica limited partners	1,767	(2,966)
Distributions to CST as holder of the incentive distribution rights	(759)	(170)
Net income (loss) available to CrossAmerica limited partners	$1,008	$(3,136)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Consolidated Results
Operating revenues declined $112.7 million, or 23%, while gross profit declined $0.5 million, or 1%.
Operating revenues
Significant items impacting these results prior to the elimination of intercompany revenues were:

•	A $101.3 million, or 25%, decline in our Wholesale segment primarily attributable to:

◦
A $110.0 million decline attributable to a decrease in the wholesale price of our motor fuel. The average daily spot price of West Texas Intermediate crude oil decreased 31% to $33.35 per barrel for 2016, compared to $48.49 per barrel for 2015. The wholesale price of motor fuel is highly correlated to the price of crude oil.

◦	Partially offsetting this decline was an $8.8 million increase primarily related to our 2015 acquisitions.

•	A $30.4 million, or 22%, decline in our Retail segment primarily attributable to:

◦	A decline of $18.1 million primarily attributable to a decrease in the retail price of our motor fuel driven by a decline in wholesale motor fuel prices as noted above.

◦	A decrease of $14.1 million from a 13% decrease in motor fuel volumes sold related to the conversion of company-operated retail sites to dealer-operated sites during 2015 and 2016.

◦
A $1.8 million increase in our merchandise revenues attributable to convenience store operations from our 2015 acquisitions partially offset by the dealerization of company-operated sites in 2015 and 2016.

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

•	Our intersegment revenues decreased $18.9 million, primarily attributable to the conversion of PMI, Erickson and One Stop company-operated sites to dealer-operated sites during 2015 and 2016.
Cost of sales
Cost of sales declined $112.2 million, primarily from the decline in wholesale gasoline prices. See “Results of Operations—Segment Results” for additional gross profit analyses.
Income from CST Fuel Supply
See “Results of Operations—Segment Results—Wholesale” for discussion.
Operating expenses
See “Results of Operations—Segment Results” for additional operating expenses analyses.

General and administrative expenses
General and administrative expenses declined $3.4 million for the three months ended March 31, 2016, compared to the prior year, primarily attributable to a $1.7 million decrease in equity-based compensation as a result of fewer units outstanding in 2016 as compared to 2015 due to the non-substantive vesting of the former CEO’s awards, less stock-based compensation charged to us by CST and a $1.6 million decrease related to the integration of prior year acquisitions.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $1.4 million for the three months ended March 31, 2016 compared to the prior year, primarily driven by our 2015 acquisitions.
Interest expense
Interest expense increased $0.8 million due to additional borrowings during 2015 and 2016 to fund acquisitions.
Income tax benefit
The income tax benefit decreased from $1.7 million for the three months ended March 31, 2015 to $0.8 million for the three months ended March 31, 2016. The benefit for both periods was due primarily to losses incurred by CrossAmerica’s corporate subsidiaries.

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
Wholesale
The following table highlights the results of operations and certain operating metrics of our Wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended March 31,
	2016	2015
Gross profit:
Motor fuel–third party	$5,614	$7,148
Motor fuel–intersegment and related party	6,111	5,984
Motor fuel gross profit	11,725	13,132
Rent and other(i)	14,129	10,502
Total gross profit	25,854	23,634

Income from CST Fuel Supply(a)	4,051	1,098
Operating expenses(i)	(5,864)	(7,130)
Adjusted EBITDA(b)	$24,041	$17,602

Motor fuel distribution sites (end of period):(c)
Motor fuel–third party
Independent dealers(d)	390	387
Lessee dealers(e)	343	213
Total motor fuel distribution–third party sites	733	600

Motor fuel–intersegment and related party
Affiliated dealers (related party)	191	197
CST (related party)	43	43
Commission agents (Retail segment)	66	72
Company-operated retail convenience stores (Retail segment)(f)	94	137
Total motor fuel distribution–intersegment and related party sites	394	449

Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	683	615
Motor fuel-intersegment and related party distribution	406	418

	Three Months Ended March 31,
	2016	2015

Total volume of gallons distributed (in thousands)	236,162	233,812

Motor fuel gallons distributed per site per day:(g)
Motor fuel–third party
Total weighted average motor fuel distributed–third party	2,108	2,309
Independent dealers	2,329	2,613
Lessee dealers	1,828	1,718

Motor fuel–intersegment and related party
Total weighted average motor fuel distributed–intersegment and related party	2,676	2,609
Affiliated dealers (related party)	2,326	2,305
CST (related party)	4,783	4,731
Commission agents (Retail segment)	2,774	2,736
Company-operated retail convenience stores (Retail segment)	2,389	2,303

Wholesale margin per gallon–total system	$0.050	$0.056
Wholesale margin per gallon–third party sites(h)	$0.041	$0.053
Wholesale margin per gallon–intersegment and related party	$0.062	$0.061

(a)	Represents income from our equity interest in CST Fuel Supply.

(b)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Results of Operations—Non-GAAP Financial Measures.”

(c)	In addition, as of March 31, 2016 and 2015, we distributed motor fuel to 14 and 16 sub-wholesalers, respectively, who distribute to additional sites.

(d)
The increase in the independent dealer site count was primarily attributable to 21 independent dealer contracts assigned to us by CST and nine wholesale fuel supply contracts acquired in the One Stop acquisition, partially offset by 27 terminated motor fuel supply contracts that were not renewed.

(e)
The increase in the lessee dealer site count was primarily attributable to converting 125 company-operated convenience stores in our Retail segment to the lessee dealer customer group in our Wholesale segment between March 31, 2015 and March 31, 2016.

(f)
The decrease in the company-operated retail site count was primarily attributable to 125 company-operated convenience stores being dealerized between March 31, 2015 and March 31, 2016, partially offset by the 41 sites acquired in the July 2015 One Stop acquisition and the 31 sites acquired in the March 2016 Holiday acquisition.

(g)	Does not include the motor fuel gallons distributed to sub-wholesalers.

(h)	Includes the wholesale gross margin for motor fuel distributed to sub-wholesalers.

(i)
Prior to 2016, CrossAmerica netted lease executory costs such as real estate taxes, maintenance, and utilities that CrossAmerica paid and re-billed to customers on its statement of operations. During the first quarter of 2016, CrossAmerica began accounting for such amounts as rent income and operating expenses and reflected this change in presentation retrospectively. This change resulted in a $2.5 million increase in rent and other income and operating expenses for the three months ended March 31, 2015.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
The results were driven by:
Motor Fuel Gross profit

•
The $1.4 million decrease in gross profit was due to a $1.5 million decline in our payment discounts and incentives due to the decline in motor fuel prices as a result of the decrease in crude oil. See “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Rent and other margin

•
Rent and other margin increased $3.6 million primarily from our acquisition from CST of NTI convenience stores in July 2015, as well as converting company-operated convenience stores to lessee dealer sites.

Income from CST Fuel Supply

•
Income from our investment in CST Fuel Supply increased $3.0 million for the three months ended March 31, 2016 as compared to the same period in the prior year, as a result of the additional 12.5% interest acquired in July 2015.

Operating expenses

•	Operating expenses decreased $1.3 million primarily as a result of the integration of prior year acquisitions.

Retail
The following table highlights the results of operations and certain operating metrics of our Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of convenience stores and per gallon amounts):

	Three Months Ended March 31,
	2016	2015
Gross profit:
Motor fuel	$2,529	$4,717
Merchandise and services	7,715	8,462
Other	973	1,076
Total gross profit	11,217	14,255
Operating expenses	(9,547)	(10,210)
Inventory fair value adjustments(a)	91	706
Adjusted EBITDA(b)	$1,761	$4,751

Retail sites (end of period):
Commission agents	67	72
Company-operated convenience stores(c)	97	144
Total system sites at the end of the period	164	216
Total system operating statistics:
Average retail sites during the period(c)	173	191
Motor fuel sales (gallons per site per day)	2,549	2,692
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.063	$0.102
Commission agents statistics:
Average retail sites during the period	67	74
Motor fuel sales (gallons per site per day)	2,767	2,736
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.016	$0.039
Company-operated convenience store retail site statistics:
Average retail sites during the period(c)	107	118
Motor fuel sales (gallons per site per day)	2,413	2,664
Motor fuel gross profit per gallon, net of credit card fees	$0.097	$0.142
Merchandise and services sales (per site per day)(d)	$3,141	$2,770
Merchandise and services gross profit percentage, net of credit card fees	25.3%	29.6%

(a)
The inventory fair value adjustments recorded during the three months ended March 31, 2016 and 2015 represent the write-offs of the step-up in value ascribed to inventory in our Holiday and Erickson acquisitions, respectively.

(b)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Results of Operations—Non-GAAP Financial Measures” below.

(c)
The decrease in retail sites relates to the conversion of 125 company-operated sites to lessee dealer since March 31, 2015, partially offset by the 42 One Stop and 34 Holiday sites acquired since March 31, 2015.

(d)	Includes the results from car wash sales and commissions from lottery, money orders, air/water/vacuum services and ATM fees.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Gross profit declined $3.0 million, while operating expenses declined $0.7 million.
These results were impacted by:
Gross profit

•
Our motor fuel gross profit decreased $2.2 million attributable to a 13% decrease in volume driven by the conversion of certain higher volume sites acquired in prior acquisitions to the dealer customer group during 2015 and 2016. Certain of these sites, located in different regions from our remaining company-operated sites, generally had a higher motor fuel gross profit mix compared to the remaining company-operated sites.

•
Our merchandise gross profit declined $0.7 million as a result of the conversion of company-operated sites to lessee dealer sites in 2015 and 2016. The decline in our merchandise gross profit percentage was the result of low gross margin items, such as cigarettes, comprising a higher percentage of our merchandise sales as a result of our 2015 acquisitions and conversion of company-operated sites.

Operating expenses

•
A $0.7 million decline in operating expenses attributable to the conversion of company-operated sites to the dealer customer group, partially offset by the impact of the Erickson and One Stop acquisitions.

Liquidity and Capital Resources
Liquidity
Our principal liquidity requirements are to finance our operations, fund acquisitions, service our debt and pay distributions to our unitholders and to CST as holder of our IDRs. We expect our ongoing sources of liquidity to include cash generated by our operations and borrowings under the revolving credit facility and, if available to us on acceptable terms, issuances of equity and debt securities. CrossAmerica regularly evaluates alternate sources of capital, including sale-leaseback financing of real property with third parties, to support our liquidity requirements.
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
We believe that we will have sufficient cash flow from operations, borrowing capacity under the revolving credit facility and access to capital markets and alternate sources of funding to meet our financial commitments, debt service obligations, contingencies, anticipated capital expenditures, and partnership distributions. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional equity and/or debt securities.
Cash Flows
The following table summarizes cash flow activity (in thousands):

	Three Months Ended March 31,
	2016	2015
Net Cash Provided by Operating Activities	$18,569	$10,906
Net Cash Used in Investing Activities	$(58,595)	$(125,748)
Net Cash Provided by Financing Activities	$40,809	$104,535
Net cash provided by operating activities for the three months ended March 31, 2016 was $18.6 million compared to $10.9 million for the three months ended March 31, 2015. The increase was driven primarily as a result of our acquisitions.
Net cash used in investing activities for the three months ended March 31, 2016 was $58.6 million compared to $125.7 million for the three months ended March 31, 2015. During 2016, we spent $52.3 million on the Holiday acquisition and $2.9 million for the contracts assigned by CST to us, and in 2015, we spent $125.4 million on the Landmark and Erickson acquisitions.
Net cash provided by financing activities for the three months ended March 31, 2016 was $40.8 million compared to $104.5 million for the three months ended March 31, 2015. Our net borrowings under our credit facility totaled $64.7 million during the three months ended March 31, 2016, which were primarily used to fund the Holiday acquisition. Also, we paid $20.4 million in total distributions and repurchased $2.8 million of common units during the three months ended March 31, 2016.
Distributions
Distribution activity for 2016 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2015	February 12, 2016	February 24, 2016	$0.5925	$19,618

The board of directors of CrossAmerica’s General Partner approved a quarterly distribution of $0.5975 per unit attributable to the first quarter of 2016. The distribution is payable on May 31, 2016 to all unitholders of record on May 19, 2016.
Subordination Period
On February 25, 2016, the first business day after the payment of the previously announced distribution of $0.5925 per unit for the fourth quarter of 2015, the subordination period under the Partnership Agreement ended. At that time, each of the 7,525,000 outstanding subordinated units converted into one common unit.
IDRs
During 2016, we distributed $0.8 million to CST with respect to the IDRs. The distributions declared since March 2014 exceed the threshold and IDRs have participated in distributions since that date.
Debt
As of March 31, 2016, our consolidated debt consisted of the following (in thousands):

$550 million revolving credit facility	$423,061
Financing obligation associated with Rocky Top acquisition	26,250
Note payable	863
Lease financing obligations	59,417
Total debt and lease financing obligations	509,591
Current portion	8,411
Noncurrent portion	501,180
Deferred financing fees	(5,037)
Total	$496,143
Our revolving credit facility is secured by substantially all of the assets of CrossAmerica and its subsidiaries. Our borrowings under the revolving credit facility had an interest rate of 3.45% (LIBOR plus 3.00%) as of March 31, 2016. Letters of credit outstanding at March 31, 2016 totaled $14.9 million. As of May 4, 2016, after taking into consideration debt covenant constraints, approximately $63.3 million was available for future borrowings. In connection with future acquisitions, the revolving credit facility requires, among other things, that we have, after giving effect to such acquisition, at least, in the aggregate, $20 million of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. We are required to maintain a total leverage ratio (as defined in the credit facility) for the most recently completed four fiscal quarters of less than or equal to 5.00 to 1.00 and a consolidated interest coverage ratio (as defined in the Credit Facility) of greater than or equal to 2.75 to 1.00. As of March 31, 2016, CrossAmerica was in compliance with these financial covenant ratios. The total leverage ratio covenant is 5.00 to 1.00 for the two quarters following a material acquisition (as defined in the credit facility). As such, the total leverage ratio steps down to 4.50 to 1.00 on December 31, 2016 assuming there are no material acquisitions for the remainder of 2016.
In connection with the Rocky Top acquisition that we completed in September 2013, we entered into a deferred seller financing arrangement, which obligates CrossAmerica to purchase certain sites in approximately equal parts over a 5 year period for an average $5.2 million per year beginning in 2016.
Capital Expenditures
We make investments to expand, upgrade and enhance existing assets. We categorize our capital requirements as either sustaining capital expenditures, growth capital expenditures or acquisition capital expenditures. Sustaining capital expenditures are those capital expenditures required to maintain our long-term operating income or operating capacity. Acquisition and growth capital expenditures are those capital expenditures that we expect will increase our operating income or operating capacity over the long term. We have the ability to fund our capital expenditures by additional borrowings under the revolving credit facility or, if available to us on acceptable terms, issuing additional equity, debt securities or other options, such as the sale of assets. With the significant decline in energy prices since 2014, access to the capital markets has tightened for the energy and MLP industries as a whole, which has impacted CrossAmerica’s cost of capital and its ability to raise equity and debt financing at favorable terms. Our ability to access the capital markets may have an impact on our ability to fund acquisitions. We may not be able to complete any offering of securities or other options on terms acceptable to us, if at all.

The following table outlines our consolidated capital expenditures and acquisitions for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Sustaining capital	$131	$520
Growth	3,367	362
Acquisitions	55,162	125,429
Total consolidated capital expenditures and acquisitions	$58,660	$126,311
Other Matters Impacting Liquidity and Capital Resources
Concentration of Customers
For the three months ended March 31, 2016, CrossAmerica distributed 17% of its total wholesale distribution volumes to DMS and received 30% of its rent income from DMS. For the three months ended March 31, 2016, CrossAmerica distributed 8% of its total wholesale distribution volume to CST and received 22% of its rent income from CST.
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
CST made no purchases pursuant to the unit purchase program during the quarter ended March 31, 2016. Through March 31, 2016, CST has purchased $19.8 million, or 804,667 common units, at an average price of $24.64 per common unit, which cannot be transferred absent registration with the Securities and Exchange Commission (the “SEC”) or an available exemption from the SEC’s registration requirements.
Common Unit Repurchase Program
In November 2015, the Board approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing CrossAmerica to repurchase up to an aggregate of $25 million of the common units representing limited partner interests in the Partnership. Under the program, CrossAmerica may make purchases in the open market in accordance with Rule 10b-18 of the Exchange Act, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require CrossAmerica to acquire any specific number of common units and may be suspended or terminated by CrossAmerica at any time without prior notice. The purchases will not be made from any officer, director or control person of CrossAmerica or CST. The following table shows the purchases during the quarter ended March 31, 2016:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Program
January 1 - March 31, 2016	112,492	$24.47	$2,752,240	$18,644,689
Total	112,492	$24.47	$2,752,240	$18,644,689
Through May 4, 2016, CrossAmerica had repurchased 266,650 units for $6.4 million under the plan.
Acquisition of franchise Holiday Stationstores
On March 29, 2016, we closed on the acquisition of 31 franchise Holiday Stationstores and 3 company-operated liquor stores from S/S/G Corporation for approximately $52.3 million. Of the 34 company-operated stores, 31 are located in Wisconsin and 3 are located in Minnesota. The acquisition was funded by borrowings under our credit facility.
See Note 2 of the Condensed Notes to Consolidated Financial Statements for additional information.

Finalization of Purchase Accounting associated with the Erickson Acquisition
In the first quarter of 2016, CrossAmerica recorded a $1.1 million receivable for a working capital settlement as tentatively agreed to with the sellers.
See Note 2 of the Condensed Notes to Consolidated Financial Statements for additional information.
Purchase of Wholesale Fuel Supply Contracts from CST
In February 2016, CST sold 21 independent dealer contracts and 11 subwholesaler contracts to CrossAmerica for $2.9 million.
See Note 2 of the Condensed Notes to Consolidated Financial Statements for additional information.

Outlook
As a result of our recent acquisitions, we expect our total fuel volume sold to continue to increase during 2016 as compared to 2015. Furthermore, based on available industry data, monthly gasoline consumption in the United States is forecasted to slightly increase for the summer driving season compared with the same period for 2015. While the U.S. energy markets, including wholesale and retail motor fuel prices, are likely to continue to be volatile in the coming year, low commodity prices in 2016, among other factors, could lead to continued growth in demand for motor fuel, which would positively impact our motor fuel gross margin as a result of an increase in demand from our customers. However, lower wholesale motor fuel prices have a negative impact on our motor fuel gross margin as it relates to the discounts we receive from our motor fuel suppliers.
We expect our rent income to increase in 2016 based on our expectation that we will continue to convert recently acquired company-operated sites to lessee dealers. We will continue to evaluate acquisitions on an opportunistic basis. Additionally, we will pursue acquisition targets that fit into our strategy. Whether we will be able to execute acquisitions will depend on market conditions, availability of suitable acquisition targets at attractive terms, which are expected to be accretive to CrossAmerica’s unitholders, and our ability to finance such acquisitions on favorable terms.

New Accounting Policies
In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842). This standard modifies existing guidance for reporting organizations that enter into leases to increase transparency by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. Management is currently evaluating the impact of this new guidance in addition to the timing of adoption.
In March 2016, the FASB issued ASU 2016-09—Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is issued as part of a simplification initiative involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The approach to adoption is dependent upon which amendments are applicable. Early adoption is permitted. Management is currently evaluating the impact of this new guidance in addition to the timing of adoption.
Certain other new financial accounting pronouncements have become effective for our financial statements but the adoption of these pronouncements will not affect our financial position or results of operations, nor will they require any additional disclosures.

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
EBITDA, Adjusted EBITDA, and Distributable Cash Flow are used as supplemental financial measures by management and by external users of our financial statements, such as investors and lenders. EBITDA and Adjusted EBITDA are used to assess our financial performance without regard to financing methods, capital structure or income taxes and our ability to incur and service debt and to fund capital expenditures. In addition, Adjusted EBITDA is used to assess the operating performance of our business on a consistent basis by excluding the impact of items which do not result directly from the wholesale distribution of motor fuel, the leasing of real property, or the day to day operations of our retail convenience store activities. EBITDA, Adjusted EBITDA, and Distributable Cash Flow are also used to assess our ability to generate cash sufficient to make distributions to our unit-holders.
We believe the presentation of EBITDA, Adjusted EBITDA, and Distributable Cash Flow provides useful information to investors in assessing our financial condition and results of operations. EBITDA, Adjusted EBITDA, and Distributable Cash Flow should not be considered alternatives to net income or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. EBITDA, Adjusted EBITDA, and Distributable Cash Flow have important limitations as analytical tools because they exclude some but not all items that affect net income. Additionally, because EBITDA, Adjusted EBITDA, and Distributable Cash Flow may be defined differently by other companies in our industry, our definitions may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

 The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

Three Months Ended March 31,
2016	2015
Net income available to CrossAmerica limited partners	$1,008	$(3,136)
Interest expense	5,065	4,278
Income tax benefit	(795)	(1,681)
Depreciation, amortization and accretion	12,900	11,502
EBITDA	18,178	10,963
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement(a)	3,282	2,942
(Gain) loss on sales of assets, net	4	(30)
Acquisition-related costs(b)	660	1,002
Inventory fair value adjustments	91	706
Adjusted EBITDA	22,215	15,583
Cash interest expense	(4,695)	(3,909)
Sustaining capital expenditures(c)	(131)	(520)
Current income tax expense	(100)	(1,059)
Distributable Cash Flow	$17,289	$10,095

Weighted average diluted common and subordinated units(d)	33,177	24,583

Distributable Cash Flow per diluted limited partner unit	$0.5211	$0.4107
Distributions paid per limited partner unit	$0.5925	$0.5425
Distribution coverage	0.88	x	0.76	x

(a)
As approved by the independent conflicts committee of the Board and the executive committee of CST and its board of directors, CrossAmerica and CST mutually agreed to settle the amounts due under the terms of the Amended Omnibus Agreement in limited partnership units of CrossAmerica.

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

(d)	Includes 122,784 diluted units that are not included in the calculation of diluted earnings per unit for the three months ended March 31, 2015 because to do so would be anti-dilutive.

The following table reconciles our segment Adjusted EBITDA to consolidated Adjusted EBITDA presented in the table above (in thousands):

	Three Months Ended March 31,
	2016	2015
Adjusted EBITDA - Wholesale segment	$24,041	$17,602
Adjusted EBITDA - Retail segment	1,761	4,751
Adjusted EBITDA - Total segment	$25,802	$22,353

Reconciling items:
Elimination of intersegment profit in ending inventory balance	119	(162)
General and administrative expenses	(7,005)	(10,446)
Other income, net	118	59
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement	3,282	2,942
Acquisition-related costs	660	1,002
Net (income) loss attributable to noncontrolling interests	(2)	5
Distributions to incentive distribution right holders	(759)	(170)
Consolidated Adjusted EBITDA	$22,215	$15,583
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk
As of March 31, 2016, we had $423.1 million outstanding on our revolving credit facility. Our outstanding borrowings bear interest at the London Interbank Offered Rate plus a margin of 3.00%. These borrowings had an interest rate of 3.45%. A one percentage point change in our average rate would impact annual interest expense by approximately $4.2 million.
Commodity Price Risk
We have not historically hedged or managed our price risk with respect to our commodity inventories (gasoline and diesel fuel), as the time period between the purchases of our motor fuel inventory and the sales to our customers is very short.
Foreign Currency Risk
The operations of CrossAmerica are located in the U.S., and therefore are not subject to foreign currency risk.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2016.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) under the Securities Exchange Act) that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this quarterly report included in Note 10 of the Condensed Notes to Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
Except as set forth below, there were no material changes in risk factors for the company in the period covered by this report. See the risk factors disclosed in the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2015.
During the pendency of CST’s exploration of strategic alternatives, our business and strategic plans for growth, including our ability to pursue and execute acquisitions, may be impacted adversely.
 CST, the owner and operator of our General Partner, has announced that it is exploring strategic alternatives to further enhance stockholder value. The process of exploring strategic alternatives could involve the dedication of significant resources, including the time and attention of CST’s management, and the incurrence of significant costs and expenses. Uncertainty regarding the possible outcome of CST’s exploration of strategic alternatives may increase the challenge of recruiting and retaining talented and skilled personnel, which in turn could impact the level of services CST is able to provide to us. In addition, the process could affect our ability to make acquisitions, including transactions with CST.  As a result, our revenue, operating results, growth in distributable cash flow and financial condition could be adversely impacted. In addition, potentially inaccurate market speculation with regard to CST regarding the outcome of its strategic review process may also cause our common units to trade based on factors other than our fundamental performance.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Management Fee Issuance
As discussed in Note 12 to Item 1 in Part I above, On March 31, 2016, CrossAmerica issued 145,137 common units to a subsidiary of CST as partial payment for the amounts incurred for the fourth quarter of 2015 under the terms of the Amended Omnibus Agreement. This issuance of the common units was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
Common Unit Repurchase Program
In November 2015, the Board approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing CrossAmerica to repurchase up to an aggregate of $25 million of the common units representing limited partner interests in the Partnership. Under the program, CrossAmerica may make purchases in the open market in accordance with Rule 10b-18 of the Exchange Act, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require CrossAmerica to acquire any specific number of common units and may be suspended or terminated by CrossAmerica at any time without prior notice. The purchases will not be made from any officer, director or control person of CrossAmerica or CST. The following table shows the purchases during the quarter ended March 31, 2016:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Program
January 1 - January 31, 2016	—	$—	$—	$21,396,929
February 1 - February 29, 2016	—	$—	$—	$21,396,929
March 1 - March 31, 2016	112,492	$24.47	$2,752,240	$18,644,689
Total	112,492	$24.47	$2,752,240	$18,644,689

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1 *	Certification of Principal Executive Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 *	Certification of Principal Financial Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*†	Certification of Principal Executive Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

32.2*†	Certification of Principal Financial Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSAMERICA PARTNERS LP

By: CROSSAMERICA GP LLC, its General Partner

By:    /s/ Clayton E. Killinger
Clayton E. Killinger
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)
Date: May 5, 2016