Form 10-Q
period 2016-06-30
CrossAmerica Partners LP
filed 2016-08-05
CIK 1538849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2016, there were 33,402,652 common units outstanding.

Commonly Used Defined Terms

The following is a list of certain acronyms and terms generally used in the industry and throughout this document:

CrossAmerica Partners LP and subsidiaries:
the Partnership, we, us, our	CrossAmerica Partners LP
LGW	Lehigh Gas Wholesale LLC
LGPR	LGP Realty Holdings LP
LGWS	Lehigh Gas Wholesale Services, Inc. and subsidiaries

Lehigh Gas Wholesale Services, Inc. and subsidiaries:
PMI	Petroleum Marketers, Inc., acquired in April 2014
Erickson	Erickson Oil Products, Inc., acquired in February 2015
One Stop	M&J Operations, LLC, acquired in July 2015

CrossAmerica Partners LP related and affiliated parties:
CST	CST Brands, Inc.
DMS
Dunne Manning Stores LLC (formerly known as Lehigh Gas-Ohio, LLC), an entity associated with Joseph V. Topper, Jr., a member of the Board and related party. DMS is an operator of retail motor fuel stations. DMS purchases substantially all of its motor fuel requirements from us on a wholesale basis under rack plus pricing. DMS leases retail sites from us in accordance with a master lease agreement with us

General Partner	CrossAmerica GP LLC. CST owns 100% of the equity interests in the sole member of the General Partner
CST Fuel Supply
CST Fuel Supply LP, the Parent of CST Marketing and Supply, CST’s wholesale motor fuel supply business, which provides wholesale fuel distribution to the majority of CST’s U.S. retail convenience stores on a fixed markup per gallon

Other Defined Terms:
Amended Omnibus Agreement
The Amended and Restated Omnibus Agreement, dated October 1, 2014, by and among CrossAmerica, the General Partner, Dunne Manning Inc., DMS, CST Services and Joseph V. Topper, Jr., which amends and restates the original omnibus agreement that was executed in connection with CrossAmerica’s initial public offering on October 30, 2012

ASU	Accounting Standards Update
the Board	Board of Directors of our General Partner
DTW	Dealer tank wagon contracts, which are variable cent per gallon priced wholesale motor fuel distribution or supply contracts; DTW also refers to the pricing methodology under such contracts
EBITDA	Earnings before interest, taxes, depreciation and amortization, a non-GAAP financial measure
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Form 10-K	CrossAmerica's Annual Report on Form 10-K for the year ended December 31, 2015
Holiday	The franchise Holiday Stationstores acquired by CrossAmerica from S/S/G Corporation in January 2016
IDRs
Incentive Distribution Rights, which are partnership interests that provide for special distributions associated with increasing partnership distributions. CST is the owner of 100% of the outstanding IDRs of CrossAmerica

Internal Revenue Code	Internal Revenue Code of 1986, as amended
IPO	Initial public offering of CrossAmerica Partners LP
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NTI
CST’s new to industry stores opened after January 1, 2008, which is generally when CST began designing and operating its larger format stores that accommodate broader merchandise categories and food offerings and have more fuel dispensers than its legacy stores

Partnership Agreement	the First Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated as of October 1, 2014, as amended
Predecessor Entity	Wholesale distribution business of Lehigh Gas-Ohio, LLC and real property and leasehold interests contributed in connection with the IPO
SEC	Securities and Exchange Commission
U.S. GAAP	United States Generally Accepted Accounting Principles
Valero	Valero Energy Corporation and, where appropriate in context, to one or more of its subsidiaries, or all of them taken as a whole

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROSSAMERICA PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, except unit data)

	June 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
Current assets:
Cash	$3,255	$1,192
Accounts receivable, net of allowances of $1,073 and $1,090, respectively	26,134	21,953
Accounts receivable from related parties	10,375	7,345
Inventories	13,166	15,739
Assets held for sale	2,271	3,288
Other current assets, net	7,238	4,944
Total current assets	62,439	54,461
Property and equipment, net	648,513	628,564
Intangible assets, net	81,999	82,315
Goodwill	89,109	80,821
Other assets	15,402	11,625
Total assets	$897,462	$857,786
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$2,785	$8,342
Accounts payable	35,189	32,577
Accounts payable to related parties	3,060	4,692
Accrued expenses and other current liabilities	18,191	15,811
Motor fuel taxes payable	11,145	9,818
Total current liabilities	70,370	71,240
Debt and capital lease obligations, less current portion	481,850	430,632
Deferred tax liabilities	42,688	43,609
Asset retirement obligations	25,327	23,165
Other long-term liabilities	43,208	20,284
Total liabilities	663,443	588,930
Commitments and contingencies
Equity:
CrossAmerica Partners’ Capital
Common units—(33,300,415 and 25,585,922 units issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	234,209	374,458
Subordinated units—affiliates (0 and 7,525,000 units issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	—	(105,467)
Total CrossAmerica Partners’ Capital	234,209	268,991
Noncontrolling interests	(190)	(135)
Total equity	234,019	268,856
Total liabilities and equity	$897,462	$857,786
See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues(a)	$512,644	$650,136	$880,384	$1,130,593
Costs of sales(b)	472,129	608,965	802,679	1,051,695
Gross profit	40,515	41,171	77,705	78,898

Income from CST Fuel Supply equity	4,245	1,177	8,296	2,275
Operating expenses:
Operating expenses	16,119	20,071	31,530	37,411
General and administrative expenses	4,921	7,614	11,926	18,060
Depreciation, amortization and accretion expense	14,262	11,411	27,162	22,913
Total operating expenses	35,302	39,096	70,618	78,384
Gain (loss) on sales of assets, net	(102)	422	(106)	452
Operating income	9,356	3,674	15,277	3,241
Other income, net	316	190	434	249
Interest expense	(5,704)	(4,743)	(10,769)	(9,021)
Income (loss) before income taxes	3,968	(879)	4,942	(5,531)
Income tax expense (benefit)	338	(907)	(457)	(2,588)
Consolidated net income (loss)	3,630	28	5,399	(2,943)
Net income (loss) attributable to noncontrolling interests	4	(2)	6	(7)
Net income (loss) attributable to CrossAmerica limited partners	3,626	30	5,393	(2,936)
Distributions to CST as holder of the incentive distribution rights	(820)	(195)	(1,579)	(365)
Net income (loss) available to CrossAmerica limited partners	$2,806	$(165)	$3,814	$(3,301)
Net income (loss) per CrossAmerica limited partner unit:
Basic earnings per common unit	$0.08	$(0.01)	$0.11	$(0.13)
Diluted earnings per common unit(c)	$0.08	$(0.01)	$0.11	$(0.13)
Basic and diluted earnings per subordinated unit	$—	$(0.01)	$0.11	$(0.13)
Weighted-average CrossAmerica limited partner units:
Basic common units	33,283,489	17,582,365	30,879,426	17,260,533

Diluted common units(c)	33,292,023	17,629,855	30,928,204	17,354,742
Basic and diluted subordinated units	—	7,525,000	2,315,385	7,525,000
Total diluted common and subordinated units(c)	33,292,023	25,154,855	33,243,589	24,879,742

Distribution paid per common and subordinated units	$0.5975	$0.5475	$1.1900	$1.0900
Distribution declared (with respect to each respective period) per common and subordinated units	$0.6025	$0.5625	$1.2000	$1.1100

Supplemental information:
(a) Includes excise taxes of:	$20,311	$26,714	$40,204	$47,224
(a) Includes revenues from fuel sales to related parties of:	$107,131	$139,216	$180,439	$238,140
(a) Includes income from rentals of:	$20,351	$14,608	$39,882	$29,028
(b) Includes expenses from fuel sales to related parties of:	$103,513	$135,431	$173,765	$231,471
(b) Includes expenses from rentals of:	$5,019	$4,408	$9,767	$7,930
(c) Diluted common units are not used in the calculation of diluted earnings per common unit for the three and six months ended June 30, 2015 because to do so would be antidilutive.
See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Consolidated net income (loss)	$5,399	$(2,943)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation, amortization and accretion expense	27,162	22,913
Amortization of deferred financing fees	738	738
Amortization of below market leases, net	93	338
Provision for losses on doubtful accounts	67	412
Deferred income taxes	(921)	(4,075)
Equity-based employees and directors compensation expense	1,875	3,444
Amended Omnibus Agreement fees to be settled in CrossAmerica units	4,750	2,748
(Gain) loss on sales of assets, net	106	(452)
Gain on settlement of capital lease obligations	—	(25)
Inventory valuation adjustment	91	706
Changes in working capital, net of acquisitions	(2,319)	(7,343)
Net cash provided by operating activities	37,041	16,461
Cash flows from investing activities:
Proceeds from sale of property and equipment	98	1,709
Capital expenditures	(5,524)	(5,359)
Principal payments received on notes receivable	192	616
Cash paid in connection with acquisitions, net of cash acquired	(52,350)	(123,137)
Cash paid to CST in connection with acquisitions	(2,900)	—
Net cash used in investing activities	(60,484)	(126,171)
Cash flows from financing activities:
Borrowings under the revolving credit facility	121,445	150,652
Repayments on the revolving credit facility	(49,856)	(164,143)
Proceeds (costs) from issuance of common units	—	138,546
Repurchases of common units	(3,252)	—
Payments of long-term debt and capital lease obligations	(1,639)	(1,257)
Repayments from related party	—	2,465
Distributions paid on distribution equivalent rights	(24)	—
Distributions paid to CST as holder of the incentive distribution rights	(1,579)	(365)
Distributions paid to noncontrolling interests	(61)	(54)
Distributions paid on common and subordinated units	(39,528)	(26,714)
Net cash provided by financing activities	25,506	99,130
Net increase (decrease) in cash	2,063	(10,580)
Cash at beginning of period	1,192	15,170
Cash at end of period	$3,255	$4,590
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
The financial statements reflect the consolidated results of CrossAmerica and its wholly owned subsidiaries. CrossAmerica’s primary operations are conducted by the following consolidated wholly owned subsidiaries:

•	LGW, which distributes motor fuels on a wholesale basis and generates qualified income under Section 7704(d) of the Internal Revenue Code;

•	LGPR, which functions as the real estate holding company of CrossAmerica and holds the assets that generate rental income that is qualifying under Section 7704(d) of the Internal Revenue Code; and

•
LGWS, which owns and leases (or leases and sub-leases) real estate and personal property used in the retail distribution of motor fuels, as well as provides maintenance and other services to its customers. In addition, LGWS distributes motor fuels on a retail basis and sells convenience merchandise items to end customers at company-operated retail sites and sells motor fuel on a retail basis at sites operated by commission agents. Income from LGWS generally is not qualifying income under Section 7704(d) of the Internal Revenue Code.

CST, a Delaware corporation, owns 100% of the membership interest in the General Partner of CrossAmerica and 100% of our IDRs. The General Partner manages our operations and business activities. The General Partner is managed and operated by the executive officers of the General Partner, under the oversight of the Board. As a result of its ownership of all of the membership interests in the General Partner, CST has the right to appoint all members of the Board and therefore controls our operations even though CST does not own a majority of our common units.
As part of our business strategy with CST, we intend, when favorable market conditions exist and pending approval by the General Partner’s independent conflicts committee and the approval of the executive committee of the Board of Directors of CST and mutual agreement upon terms and other conditions, to purchase interests at fair market value in CST Fuel Supply, over time. As of June 30, 2016 our total equity interest in CST Fuel Supply was 17.5%. See Note 9 for discussion of the July 2016 refund of a portion of the purchase price paid in 2015 by the Partnership to CST Fuel Supply associated with the reduction in wholesale distribution volume resulting from CST’s sale of its California and Wyoming assets.
Additionally, we have previously issued common units as consideration in the purchase of equity interests in CST Fuel Supply and the real property associated with some of CST’s NTI convenience stores. We have previously issued, and may continue to issue, common units as payment for charges incurred under the Amended Omnibus Agreement. Pursuant to a unit purchase program announced in September 2015, CST has also acquired our common units through open market purchases. Through June 30, 2016, after giving effect to these transactions, CST owned 19.3% of our limited partner interests.
Interim Financial Statements
These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 included in the consolidated financial statements has been derived from our unaudited financial statements.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information as of December 31, 2015 has been derived from our audited financial statements and notes thereto as of that date.
Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.
Reclassifications
Certain reclassifications were made to prior year amounts to conform to the current year presentation, as discussed further in Note 16. Such reclassifications had no effect on net income or total equity.
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
Concentration Risk
DMS is an operator of retail sites that purchases a significant portion of its motor fuel requirements from us on a wholesale basis and then re-sells motor fuel on a retail basis. DMS also leases real estate from us. The financial results of DMS are not consolidated with ours. For the three and six months ended June 30, 2016, CrossAmerica distributed approximately 17% of its total wholesale distribution volumes to DMS and DMS accounted for approximately 30% of our rental income. For more information regarding transactions with DMS, see Note 9 of the Condensed Notes to Consolidated Financial Statements.
As of June 30, 2016, CrossAmerica’s total equity interest in CST Fuel Supply is 17.5%. CST Fuel Supply provides wholesale fuel distribution to the majority of CST’s U.S. retail convenience stores. Valero supplied substantially all of the motor fuel purchased by CST Fuel Supply during all periods presented. During the three and six months ended June 30, 2016, CST Fuel Supply purchased approximately 0.5 billion and 1.0 billion gallons of motor fuel from Valero.
For the three and six months ended June 30, 2016, CrossAmerica distributed 8% of its total wholesale distribution volume to CST convenience stores that are not supplied by CST Fuel Supply and received 22% of its rental income from CST.
For the three months ended June 30, 2016, CrossAmerica received 10% of its rental income from a third party dealer that operates many of the sites acquired through the PMI and One Stop acquisitions.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. ACQUISITIONS
Acquisition of franchise Holiday Stationstores
On March 29, 2016, we closed on the acquisition of 31 franchise Holiday stores and 3 company-operated liquor stores from S/S/G Corporation for approximately $52.4 million, including working capital. Of the 34 company-operated stores, 31 are located in Wisconsin and 3 are located in Minnesota. The acquisition was funded by borrowings under our credit facility.
The preliminary fair value of the assets acquired and liabilities assumed on the date of acquisition were as follows (in thousands):

Current assets (excluding inventories)	$41
Inventories	3,536
Property and equipment	33,055
Intangibles	7,710
Goodwill	9,126
Current liabilities	(56)
Asset retirement obligations	(1,062)
Total consideration, net of cash acquired	$52,350
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
The $1.0 million fair value of the discount related to lease agreements with below average market value was based on an income approach, and management believes the level and timing of cash flows represent relevant market participant assumptions. These intangible assets are being amortized on a straight-line basis over the term of the respective lease agreements, with an estimated weighted average useful life of 5 years.
Goodwill recorded is primarily attributable to the end-customer relationships not eligible for recognition as an intangible asset. Of the goodwill recorded, $1.8 million was assigned to the Wholesale segment and $7.3 million was assigned to the Retail segment. Goodwill deductible for tax purposes amounted to $29.0 million.
Operating revenues since the date of acquisition were $27.9 million and $28.7 million for the three and six months ended June 30, 2016, respectively.
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

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Results
Our pro forma results, giving effect to the Holiday acquisition as well as the February 2015 Erickson and July 2015 One Stop acquisitions and assuming an acquisition date of January 1, 2015 for each, would have been (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$512,644	$760,444	$902,682	$1,315,939
Net income (loss)	$3,582	$166	$5,082	$(3,515)
Net income (loss) per limited partnership unit	$0.08	$—	$0.11	$(0.16)
Subsequent Event—Acquisition of State Oil
On July 15, 2016, we entered into a definitive agreement to acquire certain assets of State Oil Company, consisting of 55 lessee dealer accounts, 25 independent dealer accounts, three company-operated locations, two non-fuel sites and certain other assets located in the greater Chicago market for approximately $45 million, including working capital. The acquisition is subject to customary conditions to closing and is expected to close in the third quarter of 2016.
Note 3. ASSETS HELD FOR SALE
CrossAmerica has classified three and seven sites as held for sale at June 30, 2016 and December 31, 2015, respectively, as they did not fit the Partnership's strategy and are expected to be sold within a year of the date they were initially classified as held for sale. Assets held for sale were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Land	$942	$1,695
Buildings and site improvements	1,073	1,558
Equipment and other	1,009	1,225
Total	3,024	4,478
Less accumulated depreciation	(753)	(1,190)
Assets held for sale	$2,271	$3,288
Note 4. INVENTORIES
Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Convenience store merchandise	$9,360	$11,354
Motor fuel	3,806	4,385
Inventories	$13,166	$15,739

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Land	$258,473	$251,632
Buildings and site improvements	328,893	318,530
Leasehold improvements	9,256	8,867
Equipment and other	161,190	140,264
Construction in progress	3,423	3,666
Property and equipment, at cost	761,235	722,959
Accumulated depreciation and amortization	(112,722)	(94,395)
Property and equipment, net	$648,513	$628,564
PMI’s transportation assets were sold in May 2015 for $0.9 million, resulting in a gain of $0.5 million.
Note 6. GOODWILL
Changes in goodwill during the six months ended June 30, 2016 consisted of the following (in thousands):

	Wholesale Segment	Retail Segment	Consolidated
Balance at December 31, 2015	$61,548	$19,273	$80,821
Acquisitions	1,720	6,568	8,288
Reassignment	5,341	(5,341)	—
Balance at June 30, 2016	$68,609	$20,500	$89,109
Our business model includes the conversion of retail sites from company-operated sites to dealer-operated sites. As a result of these conversions, there is a reduction in future cash flows in the Retail segment and an expected increase in future cash flows that will be received by the Wholesale segment subsequent to the date of conversion. The effect of these conversions, for the period ended June 30, 2016, is a $5.3 million reassignment of goodwill originally assigned to the Retail segment to the Wholesale segment.
Note 7. INTANGIBLE ASSETS
Intangible assets consisted of the following (in thousands):

	June 30, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$111,671	$(38,310)	$73,361	$105,181	$(32,498)	$72,683
Trademarks	1,204	(600)	604	2,494	(1,264)	1,230
Covenant not to compete	4,131	(2,045)	2,086	3,911	(1,600)	2,311
Below market leases	12,081	(6,133)	5,948	11,181	(5,090)	6,091
Total intangible assets	$129,087	$(47,088)	$81,999	$122,767	$(40,452)	$82,315

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. DEBT
Our balances for long-term debt and capital lease obligations are as follows (in thousands):

	June 30,	December 31,
	2016	2015
$550 million revolving credit facility	$430,000	$358,412
Financing obligation associated with Rocky Top acquisition	—	26,250
Note payable	850	876
Lease financing obligations	58,454	58,842
Total debt and lease financing obligations	489,304	444,380
Current portion	2,785	8,342
Noncurrent portion	486,519	436,038
Deferred financing fees	(4,669)	(5,406)
Total	$481,850	$430,632
The following represents principal payments due on our revolving credit facility and note payable for the next five years, excluding lease financing obligations (in thousands):

Remainder of 2016	$28
2017	57
2018	765
2019	430,000
Total	$430,850
Our $550 million revolving credit facility is secured by substantially all of the assets of CrossAmerica and its subsidiaries. Letters of credit outstanding at June 30, 2016 and December 31, 2015 totaled $14.9 million and $16.0 million, respectively. The amount of availability at June 30, 2016 under the revolving credit facility, after taking into account debt covenant constraints, was $80.4 million. In connection with future acquisitions, the revolving credit facility requires, among other things, that we have, after giving effect to such acquisition, at least $20.0 million, in the aggregate, of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition.
Renegotiation of Rocky Top Purchase Obligation
In connection with the Rocky Top acquisition completed in September 2013, we entered into a deferred seller financing arrangement, which obligated CrossAmerica to purchase certain sites in approximately equal parts over a 5-year period for an average of $5.2 million per year beginning in 2016 at an approximate 7.7% capitalization rate. In June 2016, we renegotiated the terms with the sellers, eliminating the deferred seller financing obligation and agreeing to terms of a new lease of the assets for an initial term of 15 years and 8 months with four renewal options of five years each. Under the triple net lease, annual rent is initially $1.8 million based on a 6.5% capitalization rate and increases 1.5% per year. However, because of the continuing involvement CrossAmerica has with the sites through the lease and sublease of the properties, CrossAmerica is required to continue to carry the liability on its balance sheet at its current fair value, estimated to be its carrying value. CrossAmerica reclassified the liability from debt and capital lease obligations to accrued expenses and other current liabilities and other noncurrent liabilities on the consolidated balance sheet.
Financial Covenants and Interest Rate
Our revolving credit facility contains financial covenants consisting of a total leverage ratio (as defined in the credit facility) for the most recently completed four fiscal quarters of less than or equal to 5.00 to 1.00 and a consolidated interest coverage ratio (as defined in the credit facility) of greater than or equal to 2.75 to 1.00. As of June 30, 2016, CrossAmerica was in compliance with these covenants. The total leverage ratio covenant is 5.00 to 1.00 for the two quarters following a material acquisition (as defined in the credit facility). As such, the total leverage ratio steps down to 4.50 to 1.00 on December 31, 2016 assuming there are no material acquisitions for the remainder of 2016.
Outstanding borrowings under the revolving credit facility bear interest at the LIBOR plus a margin of 3.00%. Our borrowings had an interest rate of 3.46% as of June 30, 2016.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. RELATED-PARTY TRANSACTIONS
Transactions with CST
Fuel Sales and Rental Income
CrossAmerica sells wholesale motor fuel under a master fuel distribution agreement to 43 CST convenience stores and leases real property on 74 retail sites to CST under a master lease agreement each having initial 10-year terms. The fuel distribution agreement provides CrossAmerica with a fixed wholesale mark-up per gallon. The master lease agreement is a triple net lease.
Revenues from wholesale fuel sales and real property rental income from CST were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues from motor fuel sales to CST	$32,825	$41,134	$56,082	$69,674
Rental income from CST	$4,317	$1,406	$8,634	$2,787
Receivables from CST were $3.1 million and $2.3 million at June 30, 2016 and December 31, 2015, respectively, related to these transactions.
CST Fuel Supply Equity Interests
CST Fuel Supply provides wholesale motor fuel distribution to the majority of CST’s U.S. Retail convenience stores on a fixed markup per gallon. CrossAmerica owned a 17.5% and 5% total interest in CST Fuel Supply at June 30, 2016 and 2015, respectively. CrossAmerica accounts for the income derived from its 17.5% equity interest of CST Fuel Supply as “Income from CST Fuel Supply” on its statement of operations, which amounted to $4.2 million and $1.2 million for the three months ended June 30, 2016 and 2015 and $8.3 million and $2.3 million for the six months ended June 30, 2016 and 2015, respectively.
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
CrossAmerica purchases the fuel supplied to these 32 sites from CST Fuel Supply, of which CrossAmerica owns a 17.5% interest, and resells the wholesale motor fuel to the independent dealers and subwholesalers. CrossAmerica purchased $6.0 million and $9.0 million of fuel from CST Fuel Supply for the three and six months ended June 30, 2016, respectively, in connection with these 32 sites.
Subsequent Event—Refund payment related to CST sale of California and Wyoming Assets
On July 7, 2016, we announced that CST provided a refund payment to the purchase price paid by us for our 17.5% interest in CST Fuel Supply resulting from the sale by CST of 79 retail sites in California and Wyoming to 7-Eleven, Inc. and its wholly-owned subsidiary, SEI Fuel Services, Inc., to which CST Fuel Supply no longer supplies motor fuel. The purpose of the refund payment was to make CrossAmerica whole for the decrease in the value of its interest in CST Fuel Supply arising from sales volume decreases. The total refund payment received by the Partnership, as approved by the independent conflicts committee of the Board and by the executive committee of the board of directors of CST, was approximately $18.2 million.
IDR and Common Unit Distributions
We distributed $2 million to CST related to its ownership of our IDRs and $8 million related to its 19.3% investment in our common units during the six months ended June 30, 2016. CST received cash distributions of $0.3 million related to its investment in our IDRs and $1.6 million related to its 6.04% ownership of our common units during the six months ended June 30, 2015.
Wholesale Motor Fuel Sales and Real Estate Rentals
DMS is an entity affiliated with Joseph V. Topper, Jr., a member of the Board. DMS is an operator of convenience stores that purchases motor fuel from us on a wholesale basis in accordance with a master fuel purchase agreement between DMS and

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CrossAmerica. DMS also leases certain retail site real estate from us in accordance with a master lease agreement between DMS and CrossAmerica.
Revenues from motor fuel sales and rental income from DMS were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues from motor fuel sales to DMS	$74,306	$98,082	$124,357	$168,466
Rental income from DMS	$5,488	$5,962	$11,223	$11,888
Motor fuel is sold to DMS at our cost plus a fixed mark-up per gallon. Receivables from DMS totaled $10.4 million and $7.3 million at June 30, 2016 and December 31, 2015, respectively.
Topstar Enterprises is an entity affiliated with Joseph V. Topper, Jr. Topstar is an operator of convenience stores that leases retail site real estate from us, but does not purchase fuel from us. Revenues from rental income from Topstar Enterprises was $0.1 million and $0.2 million for both the three and six months ended June 30, 2016 and 2015, respectively.
CrossAmerica leases real estate from certain entities affiliated with Joseph V. Topper, Jr. Rent expense paid to these entities was $0.2 million and $0.3 million for the three months ended June 30, 2016 and 2015 and $0.4 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively.
Amended Omnibus Agreement and Management Fees
CrossAmerica incurred $3.6 million and $2.9 million in charges for the three months ended June 30, 2016 and 2015 and $8.1 million and $7.2 million for the six months ended June 30, 2016 and 2015, respectively, including incentive compensation costs and non-cash stock-based compensation expense under the Amended Omnibus Agreement, which are recorded as a component of operating expenses and general and administrative expenses in the statement of operations. Amounts payable to CST related to these transactions were $7.4 million and $8.3 million at June 30, 2016 and December 31, 2015, respectively. Effective January 1, 2016, the fixed billing component of the management fee was increased to $856,000 per month, which was approved on behalf of CrossAmerica by the independent conflicts committee of the Board and by the executive committee of the board of directors of CST. CST and CrossAmerica have the right to negotiate the amount of the management fee on an annual basis, or more often as circumstances require. See Note 12 of the Condensed Notes to Consolidated Financial Statements for additional information.
Maintenance and Environmental Costs
Certain maintenance and environmental monitoring and remediation activities are performed by a related party of Joseph V. Topper, Jr. as approved by the independent conflicts committee of the Board. CrossAmerica incurred charges with this related party of $0.2 million and $0.6 million for the three months ended June 30, 2016 and 2015 and $0.8 million and $0.7 million in charges with this related party for the six months ended June 30, 2016 and 2015, respectively.
Aircraft Usage Costs
From time to time, CrossAmerica leases, on a non-exclusive basis, an aircraft owned by a group of individuals that includes Joseph V. Topper, Jr. and John B. Reilly, III, members of our Board, as previously approved in August 2013 by the independent conflicts committee of the Board. Lease costs incurred by CrossAmerica for use of these aircrafts were insignificant for the three and six months ended June 30, 2016 and 2015.
Principal Executive Offices
The principal executive offices of CrossAmerica are in Allentown, Pennsylvania in an office space leased by CST from a related party of Joseph V. Topper, Jr. and John B. Reilly, III. Rent expense charged by CST to the Partnership was $0.2 million and $0.1 million for the three months ended June 30, 2016 and 2015 and $0.3 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.

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
Environmental Matters
Environmental liabilities related to the sites contributed to CrossAmerica in connection with our IPO have not been assigned to CrossAmerica, and are still the responsibility of the Predecessor Entities. Under the Amended Omnibus Agreement, certain of the Predecessor Entities must indemnify CrossAmerica for any costs or expenses that it incurs for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO for contributed sites. The Predecessor Entities’ environmental liabilities and indemnification assets associated with contributed sites amounted to $6.6 million and $5.3 million at June 30, 2016, respectively.
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
Financial Instruments
The fair value of CrossAmerica’s accounts receivable, notes receivable, and accounts payable approximated their carrying values as of June 30, 2016 and December 31, 2015 due to the short-term maturity of these instruments. The fair value of the revolving credit facility approximated its carrying values of $430.0 million as of June 30, 2016 and $358.4 million as of December 31, 2015,

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

due to the frequency with which interest rates are reset and the consistency of the market spread. The fair value of debt, classified as a Level 2 measurement, was estimated using an income approach by discounting future cash flows at estimated current cost of funding rates.
Note 12. PARTNERS’ CAPITAL
On February 25, 2016, the first business day after the payment of the previously announced distribution of $0.5925 per common unit for the fourth quarter of 2015, the Board determined that the subordination period under the Partnership Agreement had ended. At that time, each of the 7,525,000 outstanding subordinated units converted into one common unit.
For the three and six months ended June 30, 2016, CrossAmerica issued 884 and 94,601 common units (net of units withheld for income taxes) as a result of the vesting of phantom units and conversion of profit interests previously issued primarily to CST employees who provide services principally to CrossAmerica. See Note 13 of the Condensed Notes to Consolidated Financial Statements for additional information.
As approved by the independent conflicts committee of the Board and the executive committee of CST’s board of directors, CrossAmerica and CST mutually agreed to settle, from time to time, the amounts due under the terms of the Amended Omnibus Agreement in newly issued common units representing limited partner interests in CrossAmerica. On March 31 and May 9, 2016, CrossAmerica issued 145,137 and 83,218 common units as partial payment for the amounts incurred for the fourth quarter of 2015 and first quarter of 2016, respectively, under the terms of the Amended Omnibus Agreement. See Note 9 of the Condensed Notes to Consolidated Financial Statements for additional information.
On August 2, 2016, CrossAmerica issued 101,087 common units to CST Services as payment for a portion of the second quarter 2016 management fee.
Common Unit Repurchase Program
In November 2015, the Board approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing us to repurchase up to an aggregate of $25.0 million of the common units representing limited partner interests in the Partnership. Under the program, CrossAmerica may make purchases in the open market in accordance with Rule 10b-18 of the Exchange Act, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require CrossAmerica to acquire any specific number of common units and may be suspended or terminated by us at any time without prior notice. The purchases will not be made from any officer, director or control person of CrossAmerica or CST. The following table shows the purchases during the six months ended June 30, 2016:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Program
January 1 - March 31, 2016	112,492	$24.47	$2,752,240	$18,644,689
April 1 - June 30, 2016	20,971	$23.86	$500,413	$18,144,276
January 1 - June 30, 2016	133,463	$24.37	$3,252,653	$18,144,276

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions
Quarterly distribution activity for 2016 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2015	February 12, 2016	February 24, 2016	$0.5925	$19,618
March 31, 2016	May 19, 2016	May 31, 2016	$0.5975	$19,910
The Board approved a quarterly distribution of $0.6025 per unit attributable to the second quarter of 2016. The distribution is payable on August 15, 2016 to all unitholders of record on August 8, 2016.
Distributions to CST as holder of the IDRs were $0.8 million and $1.6 million for the three and six months ended June 30, 2016, respectively. Payments on the IDRs increased due to an increase in the distribution paid per unit and an increase in the number of units outstanding on which the distribution is based.
Partners’ Capital
The following table is a rollforward of our equity for the six months ended June 30, 2016 (in thousands):

	Limited Partners’ Interest
	Common Unitholders		Subordinated Units - Affiliates		Incentive Distribution Rights	Noncontrolling Interest	Total Equity
	Units	Dollars	Units	Dollars	Dollars	Dollars	Dollars
Balance at December 31, 2015	25,585	$374,458	7,525	$(105,467)	$—	$(135)	$268,856
Net income and comprehensive income		3,548		266	1,579	6	5,399
Distributions paid		(35,093)		(4,459)	(1,579)	(61)	(41,192)
Conversion of subordinated units	7,525	(109,660)	(7,525)	109,660	—	—	—
Distribution to CST in connection with the purchase of dealer contracts		(2,900)		—	—	—	(2,900)
Repurchase of common units	(133)	(3,253)		—	—	—	(3,253)
Issuance of units to CST for the payment of management fees	228	5,255		—	—	—	5,255
Issuance of units for vesting of equity based award and profits interests	95	2,281		—	—	—	2,281
Other		(427)		—	—	—	(427)
Balance at June 30, 2016	33,300	$234,209	—	$—	$—	$(190)	$234,019
Note 13. EQUITY-BASED COMPENSATION
Overview
We record equity-based compensation as a component of general and administrative expenses in the statement of operations. Compensation expense was $0.6 million and $0.5 million for the three months ended June 30, 2016 and 2015, and $1.9 million and $3.4 million for the six months ended June 30, 2016 and 2015, respectively.
CrossAmerica Equity-Based Awards
CrossAmerica grants equity-based awards to employees of CST who perform services for CrossAmerica pursuant to the Amended Omnibus Agreement. As these grants may be settled in cash, unvested phantom units and vested and unvested profits interests receive fair value variable accounting treatment. As such, they are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. The balance of the accrual at June 30, 2016 and December 31, 2015 totaled $1.2 million and $3.3 million, respectively.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CST Awards
CST equity-based awards of approximately 102,000 and 155,000 for the six months ended June 30, 2016 and 2015, respectively, were granted to certain employees of CST for services rendered on behalf of CrossAmerica. Expense associated with these awards that was charged to CrossAmerica under the Amended Omnibus Agreement was $0.3 million and $0.1 million for the three months ended June 30, 2016 and 2015 and $1.0 million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively.
Awards to Members of the Board
In December 2015, the Partnership issued 11,476 non-vested phantom units to non-employee directors of the Board as a portion of director compensation. Such awards vest in December 2016.
The liability for these awards at June 30, 2016 and December 31, 2015, including previously issued fully vested profits interests that have not been converted into common units, was $0.2 million and $0.4 million, respectively. The associated compensation expense was not significant for the three and six months ended June 30, 2016 and 2015.
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

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a reconciliation of net income (loss) and weighted-average units used in computing basic and diluted net income (loss) per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,
	2016		2015
	Common Units	Subordinated Units	Common Units	Subordinated Units
Numerator:
Distributions paid(a)	$19,921	$—	$9,324	$4,120
Allocation of distributions in excess of net income(b)	(17,115)	—	(9,452)	(4,157)
Limited partners’ interest in net income - basic	2,806	—	(128)	(37)
Adjustment for phantom units	—	—	—	—
Limited partners’ interest in net income - diluted	$2,806	$—	$(128)	$(37)

Denominator:
Weighted average limited partnership units outstanding - basic	33,283,489	—	17,582,365	7,525,000
Adjustment for phantom units	8,534	—	—	—
Weighted average limited partnership units outstanding - diluted(c)	33,292,023	—	17,582,365	7,525,000

Net income (loss) per limited partnership unit - basic	$0.08	$—	$(0.01)	$(0.01)
Net income (loss) per limited partnership unit - diluted	$0.08	$—	$(0.01)	$(0.01)

	Six Months Ended June 30,
	2016		2015
	Common Units	Subordinated Units	Common Units	Subordinated Units
Numerator:
Distributions paid(a)	$35,093	$4,459	$18,512	$8,202
Allocation of distributions in excess of net income(b)	(31,545)	(4,193)	(20,811)	(9,204)
Limited partners’ interest in net income - basic	3,548	266	(2,299)	(1,002)
Adjustment for phantom units	1	(1)	—	—
Limited partners’ interest in net income - diluted	$3,549	$265	$(2,299)	$(1,002)

Denominator:
Weighted average limited partnership units outstanding - basic	30,879,426	2,315,385	17,620,533	7,525,000
Adjustment for phantom units	48,778	—	—	—
Weighted average limited partnership units outstanding - diluted(c)	30,928,204	2,315,385	17,620,533	7,525,000

Net income (loss) per limited partnership unit - basic	$0.11	$0.11	$(0.13)	$(0.13)
Net income (loss) per limited partnership unit - diluted	$0.11	$0.11	$(0.13)	$(0.13)

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)
Distributions paid per unit were $0.5975 and $0.5475 during the three months ended June 30, 2016 and 2015, respectively. Distributions paid per unit were $1.1900 and $1.0900 during the six months ended June 30, 2016 and 2015, respectively.

(b)	Allocation of distributions in excess of net income is based on a pro rata proportion to the common and subordinated units as outlined in the Partnership Agreement.

(c)
Excludes 47,490 and 94,209 potentially dilutive securities from the calculation of diluted earnings per common unit because to do so would be antidilutive for the three and six months ended June 30, 2015, respectively.

Note 15. INCOME TAXES
As a limited partnership, we are not subject to federal and state income taxes, however our corporate subsidiaries are subject to income taxes. Income tax attributable to CrossAmerica’s taxable income, which may differ significantly from income for financial statement purposes, is assessed at the individual limited partner unit holder level. CrossAmerica is subject to a statutory requirement that non-qualifying income, as defined by the Internal Revenue Code, cannot exceed 10% of total gross income for the calendar year. If non-qualifying income exceeds this statutory limit, CrossAmerica would be taxed as a corporation. The non-qualifying income did not exceed the statutory limit in any period presented.
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
CrossAmerica recorded income tax expense of $0.3 million for the three months ended June 30, 2016 and income tax benefits of $0.9 million for the three months ended June 30, 2015 and $0.5 million and $2.6 million for the six months ended June 30, 2016 and 2015, respectively, as a result of earnings generated and losses incurred by its corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate because only LGWS is subject to income tax.
The tax benefit for the three and six months ended June 30, 2015 included a $0.4 million decrease in the valuation allowance.
Note 16. SEGMENT REPORTING
We conduct our business in two segments: 1) the Wholesale segment and 2) the Retail segment. The wholesale segment includes the wholesale distribution of motor fuel to the lessee dealer, independent dealer, DMS and CST customer groups. We have exclusive motor fuel distribution contracts with lessee dealers who lease the property from us. We also have exclusive distribution contracts with independent dealers to distribute motor fuel but do not collect rent from the independent dealers. Similar to lessee dealers, we have motor fuel distribution agreements with DMS and CST and collect rent from both. The Retail segment includes the sale of convenience merchandise items, the retail sale of motor fuel at company-operated sites and the retail sale of motor fuel at sites operated by commission agents. A commission agent is a retail site where we retain title to the motor fuel inventory and sell it directly to our end user customers. At commission agent sites, we manage motor fuel inventory pricing and retain the gross profit on motor fuel sales. We pay a commission to the agent who operates the retail site.
As part of our evaluation of the economic performance of our retail sites, we will from time to time convert company-owned convenience stores from our Retail segment to our lessee dealer customer group in our Wholesale segment. During the first six months of 2016, we converted 70 company-operated convenience stores from our Retail segment to our lessee dealer customer group in our Wholesale segment. As such, we no longer generate revenues from the retail sale of motor fuel or merchandise at these stores subsequent to the date of conversion and we no longer incur retail operating expenses related to these sites. However, we continue to supply these sites with motor fuel on a wholesale basis pursuant to the fuel supply contract with the lessee dealer. Further, we continue to own/lease the property and earn rental income under lease/sublease agreements with the lessee dealers under triple net leases. The lessee dealer owns all motor fuel and convenience merchandise and retains all gross profit on such operating activities.
Prior to 2016, CrossAmerica netted lease executory costs such as real estate taxes, maintenance, and utilities that CrossAmerica paid and re-billed to customers on its statement of operations. During the first quarter of 2016, CrossAmerica began accounting for such amounts as rent income and operating expenses and reflected this change in presentation retrospectively. This change resulted in a $2.5 million and $5.1 million increase in rent and other income and operating expenses for the wholesale segment for the three and six months ended June 30, 2015, respectively.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unallocated items consist primarily of general and administrative expenses, depreciation, amortization and accretion expense, gains on sales of assets, net, and the elimination of the Retail segment’s intersegment cost of revenues from motor fuel sales against the Wholesale segment’s intersegment revenues from motor fuel sales. The profit in ending inventory generated by the intersegment motor fuel sales is also eliminated. Total assets by segment are not presented as management does not currently assess performance or allocate resources based on that data.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended June 30, 2016
Revenues from fuel sales to external customers	$366,838	$91,701	$—	$458,539
Intersegment revenues from fuel sales	67,209	—	(67,209)	—
Revenues from food and merchandise sales	—	33,297	—	33,297
Rent income	18,997	1,354	—	20,351
Other revenue	457	—	—	457
Total revenues	$453,501	$126,352	$(67,209)	$512,644

Income from CST Fuel Supply Equity	$4,245	$—	$—	$4,245
Operating income (loss)	$25,900	$2,728	$(19,272)	$9,356

Three Months Ended June 30, 2015
Revenues from fuel sales to external customers	$445,576	$147,207	$—	$592,783
Intersegment revenues from fuel sales	109,195	—	(109,195)	—
Revenues from food and merchandise sales	—	42,397	—	42,397
Rent income	13,230	1,378	—	14,608
Other revenue	225	123	—	348
Total revenues	$568,226	$191,105	$(109,195)	$650,136

Income from CST Fuel Supply Equity	$1,177	$—	$—	$1,177
Operating income (loss)	$17,682	$4,595	$(18,603)	$3,674

	Wholesale	Retail	Unallocated	Consolidated
Six Months Ended June 30, 2016
Revenues from fuel sales to external customers	$610,241	$165,739	$—	$775,980
Intersegment revenues from fuel sales	115,646	—	(115,646)	—
Revenues from food and merchandise sales	—	63,746	—	63,746
Rent income	37,196	2,686	—	39,882
Other revenue	776	—	—	776
Total revenues	$763,859	$232,171	$(115,646)	$880,384

Income from CST Fuel Supply Equity	$8,296	$—	$—	$8,296
Operating income (loss)	$49,941	$4,398	$(39,062)	$15,277

Six Months Ended June 30, 2015
Revenues from fuel sales to external customers	$776,111	$253,400	$—	$1,029,511
Intersegment revenues from fuel sales	176,534	—	(176,534)	—
Revenues from food and merchandise sales	—	71,026	—	71,026
Rent income	26,294	2,734	—	29,028
Other revenue	905	123	—	1,028
Total revenues	$979,844	$327,283	$(176,534)	$1,130,593

Income from CST Fuel Supply Equity	$2,275	$—	$—	$2,275
Operating income (loss)	$35,284	$8,640	$(40,683)	$3,241

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Decrease (increase):
Accounts receivable	$(2,711)	$(7,053)
Accounts receivable from related parties	(3,030)	(594)
Inventories	4,914	1,597
Other current assets	(1,136)	2,046
Other assets	(3,234)	322
Increase (decrease):
Accounts payable	2,467	5,708
Accounts payable to related parties	(2,374)	(3,603)
Motor fuel taxes payable	(1,698)	380
Accrued expenses and other current liabilities	1,327	(6,431)
Other long-term liabilities	3,156	285
Changes in working capital, net of acquisitions	$(2,319)	$(7,343)
The above changes in current assets and current liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.
Supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash paid for interest	$10,049	$8,273
Cash paid for income taxes	$1,241	$547
Supplemental schedule of non-cash investing and financing activities (in thousands):

	Six Months Ended June 30,
	2016	2015
Sale of property and equipment in Section 1031 like-kind exchange transactions	$1,300	$—
Removal of property and equipment and capital lease obligation for sales terminated from Getty lease	$—	$(1,333)
Acquisition of equity investment in CST Fuel Supply funded by issuance of common units	$—	$60,352
Issuance of capital lease obligations and recognition of asset retirement obligation related to Getty lease	$1,240	$—
Amended Omnibus Agreement fees settled in CrossAmerica common units	$4,750	$2,748
Note 18. TERMINATION BENEFITS
As a result of the continued integration of certain processes and systems for our recently acquired businesses, CrossAmerica committed to a workforce reduction in 2015 affecting certain employees in our Retail segment and has accrued substantially all termination costs as of June 30, 2016.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A rollforward of the liability for severance and other termination benefits is as follows (in thousands):

Balance at December 31, 2015	$1,665
Provision for termination benefits (included in general and administrative expenses)	317
Termination benefits paid	(1,751)
Balance at June 30, 2016	$231

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
In general, we based the forward-looking statements included in this quarterly report on our current expectations, estimates and projections about our company and the industry in which we operate. We caution you that these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	availability of cash flow to pay the current quarterly distributions on our common units;

•	the availability and cost of competing motor fuels;

•	motor fuel price volatility or a reduction in demand for motor fuels;

•	competition in the industries and geographical areas in which we operate;

•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	our existing or future indebtedness;

•	our liquidity, results of operations and financial condition;

•	failure to comply with applicable tax and other regulations or governmental policies;

•	future legislation and changes in regulations or governmental policies or changes in enforcement or interpretations thereof;

•	future regulations and actions that could expand the non-exempt status of employees under the Fair Labor Standards Act;

•	future income tax legislation;

•	changes in energy policy;

•	increases in energy conservation efforts;

•	technological advances;

•	the impact of worldwide economic and political conditions;

•	the impact of wars and acts of terrorism;

•	weather conditions or catastrophic weather-related damage;

•	earthquakes and other natural disasters;

•	hazards and risks associated with transporting and storing motor fuel;

•	unexpected environmental liabilities;

•	the outcome of pending or future litigation;

•	our ability to comply with federal and state regulations, including those related to environmental matters, the sale of alcohol, cigarettes and fresh foods, and employment laws and health benefits;

•	the outcome of CST’s exploration of strategic alternatives; and

•	CST’s business strategy and operations and CST’s conflicts of interest with us.
You should consider the areas of risk described above, as well as those set forth in the section entitled “Risk Factors” included in our Form 10-K for the year ended December 31, 2015 and our Form 10-Q for the quarterly period ended March 31, 2016, in connection with considering any forward-looking statements that may be made by us and our businesses generally. We cannot assure you that projected results or events reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements included in this report are made as of the date of this report. We undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events after the date of this report.

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

•
Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three and six months ended June 30, 2016 and 2015, an outlook for our business and non-GAAP financial measures.

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
The prices paid to our motor fuel suppliers for wholesale motor fuel are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations. We receive a fixed mark-up per gallon on approximately 87% of gallons sold to our customers. The remaining gallons are primarily DTW priced contracts with our customers. These contracts provide for variable, market based pricing that results in motor fuel gross profit effects similar to retail motor fuel gross profits (as crude oil prices decline, motor fuel gross profit generally increases, as discussed below). The increase in DTW gross profit results from the acquisition cost of wholesale motor fuel declining at a faster rate as compared to the rate retail motor fuel prices decline. Alternatively, our DTW motor fuel gross profit declines when the cost of wholesale motor fuel increases at a faster rate as compared to the rate retail motor fuel prices increase.
Regarding our supplier relationships, a majority of our total gallons purchased are subject to discounts for prompt payment and other rebates and incentives. Prompt payment discounts are based on a percentage of the purchase price of motor fuel. As such, the dollar value of these discounts increase and decrease corresponding with motor fuel prices. Therefore, in periods of lower wholesale motor fuel prices, our gross profit is negatively affected and, in periods of higher wholesale motor fuel prices, our gross profit is positively affected (as it relates to these discounts).  Based on our current volumes, we estimate a $10 per barrel change in the price of crude oil would impact our overall annual wholesale motor fuel gross profit by approximately $2.1 million related to these payment discounts.
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
Changes in our average motor fuel selling price per gallon and gross margin for the periods ended June 30, 2016 and 2015 are directly related to the changes in crude oil and wholesale motor fuel prices over the same period. Variations in our reported revenues and cost of sales are, therefore, primarily related to the price of crude oil and wholesale motor fuel prices and generally not as a result of changes in motor fuel sales volumes, unless otherwise indicated and discussed below.
We typically experience lower retail motor fuel gross profits in periods when the wholesale cost of motor fuel increases, and higher retail motor fuel gross profits in periods when the wholesale cost of motor fuel declines rapidly.
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
2016

•
On July 15, 2016, we entered into a definitive agreement to acquire certain assets of State Oil Company located in the greater Chicago market for approximately $45 million. The acquisition is subject to customary conditions to closing and is expected to close in the third quarter of 2016. See Note 2 of the Condensed Notes to Consolidated Financial Statements for additional information.

•
On July 7, 2016, we announced that CST provided a refund payment to the purchase price paid by us for our 17.5% interest in CST Fuel Supply as a result of the sale by CST of 79 retail sites in California and Wyoming to 7-Eleven, to which CST Fuel Supply will no longer supply motor fuel. The purpose of the refund payment was to make CrossAmerica whole for the decrease in the value of its interest in CST Fuel Supply arising from sales volume decreases. The total refund payment received by the Partnership, as approved by the independent conflicts committee of the Board and by the executive committee of the board of directors of CST, was approximately $18.2 million. See Note 2 of the Condensed Notes to Consolidated Financial Statements for additional information.

•
On March 29, 2016, CrossAmerica closed on the acquisition of franchise Holiday Stationstores and company-operated liquor stores from S/S/G Corporation for approximately $52.4 million, including working capital. See Note 2 of the Condensed Notes to Consolidated Financial Statements for additional information.

•
On February 5, 2016, CrossAmerica purchased independent dealer and subwholesaler contracts from CST for $2.9 million. See Notes 2 and 9 of the Condensed Notes to Consolidated Financial Statements for additional information.

2015

•
In July 2015, we closed on the purchase of a 12.5% limited partner equity interest in CST Fuel Supply for aggregate consideration of 3.3 million common units and cash in the amount of $17.5 million, with an aggregate consideration of $110.9 million on the date of closing.

•	In July 2015, we closed on the purchase of convenience stores from One Stop and associated fee properties for $44.6 million.

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

•
In January 2015, in connection with the joint acquisition by CST and CrossAmerica of 22 convenience stores from Landmark Industries, we acquired the real property of the 22 fee sites for $41.2 million. In addition, we distribute wholesale motor fuel to these sites.

•
In January 2015, we closed on the purchase of a 5% limited partner equity interest in CST Fuel Supply for aggregate consideration of 1.5 million common units valued at $60.4 million at closing. See Notes 1 and 9 of the Condensed Notes to Consolidated Financial Statements for additional information.

Results of Operations
Consolidated Income Statement Analysis
Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues	$512,644	$650,136	$880,384	$1,130,593
Cost of sales	472,129	608,965	802,679	1,051,695
Gross profit	40,515	41,171	77,705	78,898

Income from CST Fuel Supply equity	4,245	1,177	8,296	2,275
Operating expenses:
Operating expenses	16,119	20,071	31,530	37,411
General and administrative expenses	4,921	7,614	11,926	18,060
Depreciation, amortization and accretion expense	14,262	11,411	27,162	22,913
Total operating expenses	35,302	39,096	70,618	78,384
Gain (loss) on sales of assets, net	(102)	422	(106)	452
Operating income	9,356	3,674	15,277	3,241
Other income, net	316	190	434	249
Interest expense	(5,704)	(4,743)	(10,769)	(9,021)
Income (loss) before income taxes	3,968	(879)	4,942	(5,531)
Income tax expense (benefit)	338	(907)	(457)	(2,588)
Consolidated net income (loss)	3,630	28	5,399	(2,943)
Net income (loss) attributable to noncontrolling interests	4	(2)	6	(7)
Net income (loss) attributable to CrossAmerica limited partners	3,626	30	5,393	(2,936)
Distributions to CST as holder of the incentive distribution rights	(820)	(195)	(1,579)	(365)
Net income (loss) available to CrossAmerica limited partners	$2,806	$(165)	$3,814	$(3,301)

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Consolidated Results
Operating revenues declined $137.5 million, or 21%, while gross profit declined $0.7 million, or 2%.
Operating revenues
Significant items impacting these results prior to the elimination of intercompany revenues were:

•	A $114.7 million, or 20%, decline in our Wholesale segment revenues primarily attributable to:

◦
A $99.0 million decline attributable to a decrease in the wholesale price of our motor fuel. The average daily spot price of West Texas Intermediate crude oil decreased 21% to $45.46 per barrel for 2016. The wholesale price of motor fuel is highly correlated to the price of crude oil.

◦
A $21.7 million decrease as a result of the divestiture of low margin wholesale fuel supply contracts and other assets acquired in the PMI acquisition (see associated reduction in operating expenses within the wholesale segment).

◦
Partially offsetting this decline was an increase of $6.0 million primarily related to rental income associated with the acquisition from CST of NTI convenience stores in July 2015 as well as converting company operated retail sites to the dealer customer group.

•	A $64.8 million, or 34%, decline in our Retail segment revenues primarily attributable to:

◦	A decline of $13.1 million primarily attributable to a decrease in the retail price of our motor fuel driven by a decline in wholesale motor fuel prices as noted above.

◦	A decrease of $42.6 million from a 29% decrease in motor fuel volumes sold related to the conversion of company-operated retail sites to the dealer customer group during 2015 and 2016.

◦	A $9.1 million decrease in our merchandise revenues attributable to the conversion of company-operated retail sites to the dealer customer group during 2015 and 2016.
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

•	Our intersegment revenues decreased $41.9 million, primarily attributable to the conversion of company-operated retail sites to the dealer customer group during 2015 and 2016.
Cost of sales
Cost of sales declined $136.8 million, primarily from the decline in wholesale gasoline prices. See “Results of Operations—Segment Results” for additional gross profit analyses.
Income from CST Fuel Supply equity
See “Results of Operations—Segment Results—Wholesale” for discussion.
Operating expenses
See “Results of Operations—Segment Results” for additional operating expenses analyses.

General and administrative expenses
General and administrative expenses declined $2.7 million for the three months ended June 30, 2016, compared to the prior year, primarily attributable to the integration of prior year acquisitions resulting in the elimination and reduction in duplicative administration costs.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $2.9 million for the three months ended June 30, 2016 compared to the prior year, primarily driven by our 2015 and 2016 acquisitions. In addition, we recorded $0.5 million of impairments of certain trademarks associated with retail sites that were converted to the dealer customer group.
Interest expense
Interest expense increased $1.0 million due to additional borrowings during 2015 and 2016 to fund acquisitions.
Income tax expense/benefit
We recorded income tax expense of $0.3 million and a benefit of $0.9 million for the three months ended June 30, 2016 and 2015, respectively. The increase in the provision was due primarily to an increase in income at CrossAmerica’s corporate subsidiaries. In addition, we recorded a reduction in the valuation allowance of $0.4 million during the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Consolidated Results
Operating revenues declined $250.2 million, or 22%, while gross profit declined $1.2 million, or 2%.
Operating revenues
Significant items impacting these results prior to the elimination of intercompany revenues were:

•	A $216.0 million, or 22%, decline in our Wholesale segment revenues primarily attributable to:

◦
A $210.3 million decline attributable to a decrease in the wholesale price of our motor fuel. The average daily spot price of West Texas Intermediate crude oil decreased 26% to $39.55 per barrel during the first six months 2016, compared to $48.49 the same period of the prior year. The wholesale price of motor fuel is highly correlated to the price of crude oil.

◦
A $16.5 million decrease as a result of the divestiture of low margin wholesale fuel supply contracts and other assets acquired in the PMI acquisition (see associated reduction in operating expense within the wholesale segment).

◦
Partially offsetting this decline was a $10.8 million increase primarily related to rental income associated with the acquisition from CST of NTI convenience stores in July 2015 as well as converting company-operated retail sites to the dealer customer group.

•	A $95.1 million, or 29%, decline in our Retail segment revenues primarily attributable to:

◦	A decline of $32.6 million primarily attributable to a decrease in the retail price of our motor fuel driven by a decline in wholesale motor fuel prices as noted above.

◦	A decrease of $55.2 million from a 22% decrease in motor fuel volumes sold related to the conversion of company-operated retail sites to dealer-operated sites during 2015 and 2016.

◦	A $7.3 million decrease in our merchandise revenues attributable to the conversion of company-operated retail sites to the dealer customer group during 2015 and 2016.
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

•	Our intersegment revenues decreased $60.9 million, primarily attributable to the conversion of PMI, Erickson and One Stop company-operated sites to dealer-operated sites during 2015 and 2016.
Cost of sales
Cost of sales declined $249.0 million, primarily from the decline in wholesale gasoline prices. See “Results of Operations—Segment Results” for additional gross profit analyses.
Income from CST Fuel Supply equity
See “Results of Operations—Segment Results—Wholesale” for discussion.
Operating expenses
See “Results of Operations—Segment Results” for additional operating expenses analyses.

General and administrative expenses
General and administrative expenses declined $6.1 million for the six months ended June 30, 2016, compared to the prior year, primarily attributable to a $4.1 million decrease related to the integration of prior year acquisitions and a $1.6 million decrease in equity-based compensation as a result of fewer units outstanding in 2016 as compared to 2015 due to the non-substantive vesting of the former CEO’s awards, less stock-based compensation charged to us by CST.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $4.2 million for the six months ended June 30, 2016 compared to the prior year, primarily driven by our 2015 and 2016 acquisitions. In addition, we recorded $0.5 million of impairments of certain trademarks associated with retail sites that were converted to the dealer customer group.
Interest expense
Interest expense increased $1.7 million due to additional borrowings during 2015 and 2016 to fund acquisitions.
Income tax benefit
The income tax benefit decreased from $2.6 million for the six months ended June 30, 2015 to $0.5 million for the six months ended June 30, 2016. The decrease in the benefit was due primarily to a decrease in the loss at CrossAmerica’s corporate subsidiaries. In addition, we recorded a reduction in the valuation allowance of $0.4 million during the six months ended June 30, 2015.

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
Wholesale
The following table highlights the results of operations and certain operating metrics of our Wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross profit:
Motor fuel–third party	$7,512	$6,521	$13,126	$13,669
Motor fuel–intersegment and related party	6,807	8,076	12,918	14,060
Motor fuel gross profit	14,319	14,597	26,044	27,729
Rent and other(a)	14,770	9,476	28,899	19,978
Total gross profit	29,089	24,073	54,943	47,707

Income from CST Fuel Supply equity(b)	4,245	1,177	8,296	2,275
Operating expenses(a)	(7,434)	(7,568)	(13,298)	(14,698)
Adjusted EBITDA(c)	$25,900	$17,682	$49,941	$35,284

Motor fuel distribution sites (end of period):(d)
Motor fuel–third party
Independent dealers(e)	384	379	384	379
Lessee dealers(f)	361	235	361	235
Total motor fuel distribution–third party sites	745	614	745	614

Motor fuel–intersegment and related party
Affiliated dealers (related party)	184	199	184	199
CST (related party)	43	43	43	43
Commission agents (Retail segment)	65	70	65	70
Company-operated retail convenience stores (Retail segment)(g)	77	124	77	124
Total motor fuel distribution–intersegment and related party sites	369	436	369	436

Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	739	609	711	612
Motor fuel-intersegment and related party distribution	380	445	393	431

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Total volume of gallons distributed (in thousands)	265,910	277,126	502,072	510,938

Motor fuel gallons distributed per site per day:(h)
Motor fuel–third party
Total weighted average motor fuel distributed– third party	2,287	2,565	2,201	2,437
Independent dealers	2,441	2,964	2,385	2,784
Lessee dealers	2,118	1,883	1,985	1,805

Motor fuel–intersegment and related party
Total weighted average motor fuel distributed– intersegment and related party	3,051	3,094	2,857	2,861
Affiliated dealers (related party)	2,591	2,611	2,457	2,460
CST (related party)	5,250	5,239	5,016	4,999
Commission agents (Retail segment)	3,167	2,988	2,968	2,861
Company-operated retail convenience stores (Retail segment)	2,858	3,173	2,598	2,784

Wholesale margin per gallon–total system	$0.054	$0.053	$0.052	$0.054
Wholesale margin per gallon–third party sites(i)	$0.047	$0.043	$0.044	$0.048
Wholesale margin per gallon–intersegment and related party	$0.065	$0.064	$0.063	$0.063

(a)
Prior to 2016, CrossAmerica netted lease executory costs such as real estate taxes, maintenance, and utilities that CrossAmerica paid and re-billed to customers on its statement of operations. During the first quarter of 2016, CrossAmerica began accounting for such amounts as rent income and operating expenses and reflected this change in presentation retrospectively. This change resulted in a $2.5 million and $5.1 million increase in rent and other income and operating expenses for the three and six months ended June 30, 2015.

(b)	Represents income from our equity interest in CST Fuel Supply.

(c)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Results of Operations—Non-GAAP Financial Measures.

(d)	In addition, as of June 30, 2016 and 2015, we distributed motor fuel to 15 and 14 sub-wholesalers, respectively, who distribute to additional sites.

(e)
The increase in the independent dealer site count was primarily attributable to 21 independent dealer contracts assigned to us by CST and nine wholesale fuel supply contracts acquired in the One Stop acquisition, partially offset by 25 terminated motor fuel supply contracts that were not renewed.

(f)
The increase in the lessee dealer site count was primarily attributable to converting 122 company-operated convenience stores in our Retail segment to the lessee dealer customer group in our Wholesale segment between June 30, 2015 and June 30, 2016.

(g)
The decrease in the company-operated retail site count was primarily attributable to 122 company-operated convenience stores being converted to dealer sites between June 30, 2015 and June 30, 2016, partially offset by the 41 sites acquired in the July 2015 One Stop acquisition and the 31 sites acquired in the March 2016 Holiday acquisition.

(h)	Does not include the motor fuel gallons distributed to sub-wholesalers.

(i)	Includes the wholesale gross margin for motor fuel distributed to sub-wholesalers.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
The results were driven by:
Motor Fuel Gross profit

•
A decline of $0.3 million as a result of fewer motor fuel gallons sold associated with terminating low margin wholesale fuel supply contracts and disposing other assets acquired in the PMI acquisition.

Rent and other margin

•
Rent and other margin increased $5.3 million primarily as a result of our acquisition from CST of NTI convenience stores in July 2015, as well as converting company-operated convenience stores to lessee dealer sites.

Income from CST Fuel Supply equity

•
Income from our investment in CST Fuel Supply increased $3.1 million for the three months ended June 30, 2016 as compared to the same period in the prior year, as a result of the additional 12.5% equity interest acquired in July 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
The results were driven by:
Motor Fuel Gross profit

•
The $1.7 million decrease in motor fuel gross profit was due to a $1.0 million decline in our payment discounts and incentives due to the decline in motor fuel prices as a result of the decrease in crude oil and a $0.7 million decline in motor fuel gallons sold due to the termination of wholesale fuel supply contracts and disposing other assets discussed above. See “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Rent and other margin

•
Rent and other margin increased $8.9 million primarily as a result of our acquisition from CST of NTI convenience stores in July 2015, as well as converting company-operated convenience stores to lessee dealer sites.

Income from CST Fuel Supply equity

•
Income from our investment in CST Fuel Supply increased $6.0 million for the six months ended June 30, 2016 as compared to the same period in the prior year, as a result of the additional 12.5% equity interest acquired in July 2015.

Operating expenses

•	Operating expenses decreased $1.4 million primarily as a result of the integration of prior year acquisitions, partially offset by an increase in management fees allocated by CST.

Retail
The following table highlights the results of operations and certain operating metrics of our Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of convenience stores and per gallon amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross profit:
Motor fuel	$2,361	$4,629	$4,890	$9,346
Merchandise and services	8,033	11,397	15,748	19,859
Other	1,019	1,072	1,992	2,148
Total gross profit	11,413	17,098	22,630	31,353
Operating expenses	(8,685)	(12,503)	(18,232)	(22,713)
Inventory fair value adjustments(a)	—	—	91	706
Adjusted EBITDA(b)	$2,728	$4,595	$4,489	$9,346

Retail sites (end of period):
Commission agents	65	70	65	70
Company-operated convenience stores(c)	80	124	80	124
Total system sites at the end of the period	145	194	145	194
Total system operating statistics:
Average retail sites during the period(c)	150	206	162	198
Motor fuel sales (gallons per site per day)	2,984	3,055	2,751	2,892
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.058	$0.081	$0.060	$0.090
Commission agents statistics:
Average retail sites during the period	65	71	66	72
Motor fuel sales (gallons per site per day)	3,154	3,001	2,959	2,899
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.019	$0.021	$0.018	$0.030
Company-operated convenience store retail site statistics:
Average retail sites during the period(c)	85	135	96	126
Motor fuel sales (gallons per site per day)	2,853	3,083	2,608	2,888
Motor fuel gross profit per gallon, net of credit card fees	$0.091	$0.112	$0.094	$0.125
Merchandise and services sales (per site per day)(d)	$4,166	$3,534	$3,602	$3,180
Merchandise and services gross profit percentage, net of credit card fees	24.1%	26.9%	24.7%	28.0%

(a)
The inventory fair value adjustments recorded during the six months ended June 30, 2016 and 2015 represent the write-offs of the step-up in value ascribed to inventory in our Holiday and Erickson acquisitions, respectively.

(b)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Results of Operations—Non-GAAP Financial Measures” below.

(c)
The decrease in retail sites relates to the conversion of 122 company-operated sites to lessee dealer since June 30, 2015, partially offset by the 42 One Stop and 34 Holiday sites acquired since June 30, 2015.

(d)	Includes the results from car wash sales and commissions from lottery, money orders, air/water/vacuum services and ATM fees.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Gross profit declined $5.7 million, while operating expenses declined $3.8 million.
These results were impacted by:
Gross profit

•
Our motor fuel gross profit decreased $2.3 million attributable to a 29% decrease in volume driven by the conversion of sites acquired in prior acquisitions to the lessee dealer customer group during 2015 and 2016 and a 13% decrease in price.

•
Our merchandise gross profit declined $3.4 million as a result of the conversion of company-operated sites to lessee dealer sites in 2015 and 2016. The decline in our merchandise gross profit percentage was the result of low gross margin items, such as cigarettes, comprising a higher percentage of our merchandise sales as a result of our 2015 acquisitions and conversion of company-operated sites.

Operating expenses

•	A $3.8 million decline in operating expenses attributable to the conversion of company-operated sites to the dealer customer group, partially offset by the Holiday acquisition.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Gross profit declined $8.7 million, while operating expenses declined $4.5 million.
These results were impacted by:
Gross profit

•
Our motor fuel gross profit decreased $4.5 million attributable to a 22% decrease in volume driven by the conversion of sites acquired in prior acquisitions to the dealer customer group during 2015 and 2016 and a 16% decrease in price.

•
Our merchandise gross profit declined $4.1 million as a result of the conversion of company-operated sites to lessee dealer sites in 2015 and 2016. The decline in our merchandise gross profit percentage was the result of low gross margin items, such as cigarettes, comprising a higher percentage of our merchandise sales as a result of the change in product mix of our stores following our 2015 acquisitions and conversion of company-operated sites to the dealer customer group.

Operating expenses

•
A $4.5 million decline in operating expenses attributable to the conversion of company-operated sites to the dealer customer group, partially offset by the impact of the Erickson, One Stop and Holiday acquisitions.

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
Cash Flows
The following table summarizes cash flow activity (in thousands):

	Six Months Ended June 30,
	2016	2015
Net Cash Provided by Operating Activities	$37,041	$16,461
Net Cash Used in Investing Activities	$(60,484)	$(126,171)
Net Cash Provided by Financing Activities	$25,506	$99,130
Operating Activities
The increase in net cash provided by operating activities was driven primarily as a result of our acquisitions. See Note 17 of the Condensed Notes to Consolidated Financial Statements for supplemental cash flow information.
Investing Activities
During 2016, we spent $52.4 million on the Holiday acquisition and $2.9 million for the contracts assigned by CST to us, and in 2015, we spent $125.1 million on the Landmark and Erickson acquisitions, which were the primary components of net cash used in investing activities.
Financing Activities
Our net borrowings under our credit facility totaled $71.6 million during the six months ended June 30, 2016, which were primarily used to fund the Holiday acquisition. Also, we paid $41.2 million in total distributions and repurchased $3.3 million of common units during the six months ended June 30, 2016. During 2015, we borrowed $132.8 million primarily to finance the Landmark and Erickson acquisitions. Additionally, we issued 4.6 million common units in exchange for net cash proceeds of $138.5 million and used the net proceeds of this offering to repay indebtedness outstanding under our revolving credit facility.
Subsequent Event—Refund payment related to CST sale of California and Wyoming assets
On July 7, 2016, we announced that CST provided a refund payment to the purchase price paid by the Partnership for our 17.5% interest in CST Fuel Supply. The total refund payment received by the Partnership was approximately $18.2 million. See Note 9 of the Condensed Notes to Consolidated Financial Statements for additional information.

Distributions
Distribution activity for 2016 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2015	February 12, 2016	February 24, 2016	$0.5925	$19,618
March 31, 2016	May 19, 2016	May 31, 2016	$0.5975	$19,910
The Board approved a quarterly distribution of $0.6025 per unit attributable to the second quarter of 2016. The distribution is payable on August 15, 2016 to all unitholders of record on August 8, 2016.
Subordination Period
In accordance with the terms of the Partnership Agreement, on February 25, 2016, the first business day after the payment of the previously announced distribution of $0.5925 per unit for the fourth quarter of 2015, the subordination period under the Partnership Agreement ended. At that time, each of the 7,525,000 outstanding subordinated units converted into one common unit and now participate in distributions pro rata with other common units.
IDRs
During 2016, we distributed $1.6 million to CST with respect to the IDRs. The distributions declared since March 2014 exceed the relevant threshold for distributions to the holders of the IDRs and IDRs have participated in distributions since that date.
Debt
As of June 30, 2016, our consolidated debt consisted of the following (in thousands):

$550 million revolving credit facility	$430,000
Note payable	850
Lease financing obligations	58,454
Total debt and lease financing obligations	489,304
Current portion	2,785
Noncurrent portion	486,519
Deferred financing fees	(4,669)
Total	$481,850
Our revolving credit facility is secured by substantially all of the assets of CrossAmerica and its subsidiaries. Our borrowings under the revolving credit facility had an interest rate of 3.46% (LIBOR plus 3.00%) as of June 30, 2016. Letters of credit outstanding at June 30, 2016 totaled $14.9 million. As of August 3, 2016, after taking into consideration debt covenant constraints, approximately $101.4 million was available for future borrowings. In connection with future acquisitions, the revolving credit facility requires, among other things, that we have, after giving effect to such acquisition, at least, in the aggregate, $20 million of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. We are required to maintain a total leverage ratio (as defined in the revolving credit facility) for the most recently completed four fiscal quarters of less than or equal to 5.00 to 1.00 and a consolidated interest coverage ratio (as defined in the revolving credit facility) of greater than or equal to 2.75 to 1.00. As of June 30, 2016, CrossAmerica was in compliance with these financial covenant ratios. The computation of CrossAmerica’s total leverage ratio allows for a pro forma application of the EBITDA (as defined in the revolving credit facility) of acquired entities and was 4.29x as of June 30, 2016. The total leverage ratio covenant is 5.00 to 1.00 for the two quarters following a material acquisition (as defined in the revolving credit facility). As such, the total leverage ratio steps down to 4.50 to 1.00 on December 31, 2016 assuming there are no material acquisitions for the remainder of 2016.

Renegotiation of Rocky Top Purchase Obligation
In connection with the Rocky Top acquisition that we completed in September 2013, we entered into a deferred seller financing arrangement, which obligated CrossAmerica to purchase certain sites in approximately equal parts over a 5-year period for an average $5.2 million per year beginning in 2016 at an approximate 7.7% capitalization rate. In June 2016, we renegotiated the terms with the sellers, eliminating the deferred seller financing obligation and agreeing to terms of a new lease of the assets for an initial term of 15 years and 8 months with four renewal options of five years each. Under the triple net lease, annual rent is initially $1.8 million based on a 6.5% capitalization rate and increases 1.5% per year. However, because of the continuing involvement CrossAmerica has with the sites through the lease and sublease of the properties, CrossAmerica is required to continue to carry the liability on its balance sheet at its current fair value, estimated to be its carrying value. CrossAmerica reclassified the liability from debt and capital lease obligations to accrued expenses and other current liabilities and other noncurrent liabilities on the balance sheet.
Capital Expenditures
We make investments to expand, upgrade and enhance existing assets. We categorize our capital requirements as either sustaining capital expenditures, growth capital expenditures or acquisition capital expenditures. Sustaining capital expenditures are those capital expenditures required to maintain our long-term operating income or operating capacity. Acquisition and growth capital expenditures are those capital expenditures that we expect will increase our operating income or operating capacity over the long term. We have the ability to fund our capital expenditures by additional borrowings under our revolving credit facility or, if available to us on acceptable terms, issuing additional equity, debt securities or other options, such as the sale of assets. With the significant decline in energy prices since 2014, access to the capital markets has tightened for the energy and MLP industries as a whole, which has impacted CrossAmerica’s cost of capital and its ability to raise equity and debt financing at favorable terms. Our ability to access the capital markets may have an impact on our ability to fund acquisitions. We may not be able to complete any offering of securities or other options on terms acceptable to us, if at all.
The following table outlines our consolidated capital expenditures and acquisitions for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Sustaining capital	$329	$827
Growth	5,195	4,532
Acquisitions	55,250	123,137
Total consolidated capital expenditures and acquisitions	$60,774	$128,496
Other Matters Impacting Liquidity and Capital Resources
Concentration of Customers
For the three and six months ended June 30, 2016, CrossAmerica distributed 17% of its total wholesale distribution volumes to DMS and received 30% of its rent income from DMS. For the three and six months ended June 30, 2016, CrossAmerica distributed 8% of its total wholesale distribution volumes to CST and received 22% of its rent income from CST. For the three months ended June 30, 2016, CrossAmerica received 10% of its rent income from a third-party dealer that operates many of the sites acquired through the PMI and One Stop acquisitions.
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
CST made no purchases under the unit purchase program during the six months ended June 30, 2016. Through June 30, 2016, CST had purchased $19.8 million, or 804,667 common units, at an average price of $24.64 per common unit, which units cannot be transferred absent registration with the SEC or an available exemption from the SEC’s registration requirements.

Common Unit Repurchase Program
In November 2015, the Board approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing CrossAmerica to repurchase up to an aggregate of $25 million of the common units representing limited partner interests in the Partnership. Under the program, CrossAmerica may make purchases in the open market in accordance with Rule 10b-18 of the Exchange Act, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require CrossAmerica to acquire any specific number of common units and may be suspended or terminated by CrossAmerica at any time without prior notice. The purchases will not be made from any officer, director or control person of CrossAmerica or CST. The following table shows the purchases during the six months ended June 30, 2016:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Program
January 1 - March 31, 2016	112,492	$24.47	$2,752,240	$18,644,689
April 1 - June 30, 2016	20,971	$23.86	$500,413	$18,144,276
January 1 - June 30, 2016	133,463	$24.37	$3,252,653	$18,144,276
Through August 3, 2016, CrossAmerica had repurchased 287,621 units for $6.9 million under the plan.
Acquisition of franchise Holiday Stationstores
On March 29, 2016, we closed on the acquisition of 31 franchise Holiday Stationstores and 3 company-operated liquor stores from S/S/G Corporation for approximately $52.4 million. Of the 34 company-operated stores, 31 are located in Wisconsin and 3 are located in Minnesota. The acquisition was funded by borrowings under our credit facility.
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
See Note 2 of the Condensed Notes to Consolidated Financial Statements for additional information.
Subsequent Event—Acquisition of State Oil
On July 15, 2016, we announced that we entered into a definitive agreement to acquire certain assets of Chicago-area fuel distributor State Oil Company. See Note 2 of the Condensed Notes to Consolidated Financial Statements for additional information.

Outlook
As a result of our recent acquisitions, we expect our total fuel volume sold for the remainder of 2016 to be slightly higher compared to 2015 volumes after adjusting for volume associated with assets divested during 2015. While the U.S. energy markets, including wholesale and retail motor fuel prices, are likely to continue to be volatile in the coming year, we have seen modest increases in wholesale fuel margins in the second quarter as a result of increases in our commodity prices and the resulting discounts we receive from our motor fuel suppliers.
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
Certain other new financial accounting pronouncements have become effective for our financial statements but the adoption of these pronouncements is not expected to materially impact our financial position or results of operations, nor will they require any additional disclosures.

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
EBITDA, Adjusted EBITDA, and Distributable Cash Flow are used as supplemental financial measures by management and by external users of our financial statements, such as investors and lenders. EBITDA and Adjusted EBITDA are used to assess our financial performance without regard to financing methods, capital structure or income taxes and our ability to incur and service debt and to fund capital expenditures. In addition, Adjusted EBITDA is used to assess the operating performance of our business on a consistent basis by excluding the impact of items which do not result directly from the wholesale distribution of motor fuel, the leasing of real property, or the day to day operations of our retail convenience store activities. EBITDA, Adjusted EBITDA, and Distributable Cash Flow are also used to assess our ability to generate cash sufficient to make distributions to our unitholders.
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

 The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

Three Months Ended June 30,	Six Months Ended June 30,
2016	2015	2016	2015
Net income available to CrossAmerica limited partners	$2,806	$(165)	$3,814	$(3,301)
Interest expense	5,704	4,743	10,769	9,021
Income tax expense (benefit)	338	(907)	(457)	(2,588)
Depreciation, amortization and accretion	14,262	11,411	27,162	22,913
EBITDA	23,110	15,082	41,288	26,045
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement(a)	3,343	3,250	6,625	6,192
(Gain) loss on sales of assets, net	102	(422)	106	(452)
Acquisition-related costs(b)	563	1,150	1,223	2,152
Inventory fair value adjustments	—	—	91	706
Adjusted EBITDA	27,118	19,060	49,333	34,643
Cash interest expense	(5,354)	(4,006)	(10,049)	(7,915)
Sustaining capital expenditures(c)	(198)	(307)	(329)	(827)
Current income tax expense	(365)	(428)	(465)	(1,487)
Distributable Cash Flow	$21,201	$14,319	$38,490	$24,414

Weighted average diluted common and subordinated units(d)	33,292	25,155	33,244	24,880

Distributable Cash Flow per diluted limited partner unit	$0.6368	$0.5692	$1.1578	$0.9813
Distributions paid per limited partner unit(e)	$0.5975	$0.5475	$1.1900	$1.0900
Distribution coverage	1.07	x	1.04	x	0.97	x	0.90	x

(a)
As approved by the independent conflicts committee of the Board and the executive committee of CST and its board of directors, CrossAmerica and CST mutually agreed to settle certain amounts due under the terms of the Amended Omnibus Agreement in limited partnership units of CrossAmerica.

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

(d)
Includes 47,490 and 94,209 dilutive units that are not included in the calculation of diluted earnings per unit for the three and six months ended June 30, 2015, respectively, because to do so would be anti-dilutive.

(e)
The Board approved a quarterly distribution of $0.6025 per unit attributable to the second quarter of 2016. The distribution is payable on August 15, 2016 to all unitholders of record on August 8, 2016.

The following table reconciles our segment Adjusted EBITDA to consolidated Adjusted EBITDA presented in the table above (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Adjusted EBITDA - Wholesale segment	$25,900	$17,682	$49,941	$35,284
Adjusted EBITDA - Retail segment	2,728	4,595	4,489	9,346
Adjusted EBITDA - Total segment	$28,628	$22,277	$54,430	$44,630

Reconciling items:
Elimination of intersegment profit in ending inventory balance	13	—	132	(162)
General and administrative expenses	(4,921)	(7,614)	(11,926)	(18,060)
Other income, net	316	190	434	249
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement	3,343	3,250	6,625	6,192
Acquisition-related costs	563	1,150	1,223	2,152
Net (income) loss attributable to noncontrolling interests	(4)	2	(6)	7
Distributions to incentive distribution right holders	(820)	(195)	(1,579)	(365)
Consolidated Adjusted EBITDA	$27,118	$19,060	$49,333	$34,643
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
We purchase gasoline and diesel fuel from several suppliers at costs that are subject to market volatility. These purchases are generally made pursuant to contracts or at market prices established with the supplier. We do not engage in hedging activities for these purchases due to our pricing structure which allows us to generally pass on price changes to our customers and related parties.
Interest Rate Risk
As of June 30, 2016, we had $430.0 million outstanding on our revolving credit facility. Our outstanding borrowings bear interest at the London Interbank Offered Rate plus a margin of 3.00%. These borrowings had an interest rate of 3.46%. A one percentage point change in our average rate would impact annual interest expense by approximately $4.3 million.
Commodity Price Risk
We have not historically hedged or managed our price risk with respect to our commodity inventories (gasoline and diesel fuel), as the time period between the purchases of our motor fuel inventory and the sales to our customers is very short.
Foreign Currency Risk
The operations of CrossAmerica are located in the U.S., and therefore are not subject to foreign currency risk.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2016.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) under the Securities Exchange Act) that occurred during the six months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this quarterly report included in Note 10 of the Condensed Notes to Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There were no material changes in risk factors for the company in the period covered by this report. See the risk factors disclosed in the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2015 and our Form 10-Q for the period ended March 31, 2016.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Management Fee Issuance
As discussed in Note 12 to Item 1 in Part I above, on March 31, May 9, and August 2, 2016, CrossAmerica issued 145,137, 83,218 and 101,087 common units to a subsidiary of CST as partial payment for the amounts incurred for the fourth quarter of 2015, the first quarter of 2016 and the second quarter of 2016, respectively, under the terms of the Amended Omnibus Agreement. This issuance of the common units was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
Common Unit Repurchase Program
In November 2015, the Board approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing CrossAmerica to repurchase up to an aggregate of $25 million of the common units representing limited partner interests in the Partnership. Under the program, CrossAmerica may make purchases in the open market in accordance with Rule 10b-18 of the Exchange Act, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require CrossAmerica to acquire any specific number of common units and may be suspended or terminated by CrossAmerica at any time without prior notice. The purchases will not be made from any officer, director or control person of CrossAmerica or CST. The following table shows the purchases during the six months ended June 30, 2016:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Program
January 1 - January 31, 2016	—	$—	$—	$21,396,929
February 1 - February 29, 2016	—	$—	$—	$21,396,929
March 1 - March 31, 2016	112,492	$24.47	$2,752,240	$18,644,689
April 1 - April 30, 2016	—	$—	$—	$18,644,689
May 1 - May 31, 2016	—	$—	$—	$18,644,689
June 1 - June 30, 2016	20,971	$23.86	$500,413	$18,144,276
January 1 - June 30, 2016	133,463	$24.37	$3,252,653	$18,144,276

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1 *	Certification of Principal Executive Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 *	Certification of Principal Financial Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*†	Certification of Principal Executive Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

32.2*†	Certification of Principal Financial Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

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
Date: August 4, 2016