Form 10-Q
period 2016-09-30
CrossAmerica Partners LP
filed 2016-11-08
CIK 1538849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2016, there were 33,513,476 common units outstanding.

Commonly Used Defined Terms

The following is a list of certain acronyms and terms generally used in the industry and throughout this document:

CrossAmerica Partners LP and subsidiaries:
CrossAmerica, the Partnership, we, us, our	CrossAmerica Partners LP
LGW	Lehigh Gas Wholesale LLC
LGPR	LGP Realty Holdings LP
LGWS	Lehigh Gas Wholesale Services, Inc. and subsidiaries

CrossAmerica Partners LP related and affiliated parties:
CST	CST Brands, Inc.
DMS
Dunne Manning Stores LLC (formerly known as Lehigh Gas-Ohio, LLC), an entity associated with Joseph V. Topper, Jr., a member of the Board and a related party. DMS is an operator of retail motor fuel stations. DMS leases retail sites from us in accordance with a master lease agreement with us and DMS purchases substantially all of its motor fuel for these sites from us on a wholesale basis under rack plus pricing. The financial results of DMS are not consolidated with ours

General Partner	CrossAmerica GP LLC, the General Partner of CrossAmerica
CST Fuel Supply
CST Fuel Supply LP is the Parent of CST Marketing and Supply, CST’s wholesale motor fuel supply business, which provides wholesale fuel distribution to the majority of CST’s U.S. retail convenience stores on a fixed markup per gallon

Topstar	Topstar Enterprises, an entity associated with Joseph V. Topper, Jr. Topstar is an operator of convenience stores that leases retail sites from us, but does not purchase fuel from us

Recent Acquisitions:
PMI	Petroleum Marketers, Inc., acquired in April 2014
Erickson	Erickson Oil Products, Inc., acquired in February 2015
One Stop	M&J Operations, LLC, acquired in July 2015
Franchised Holiday Stores	The franchised Holiday stores acquired by CrossAmerica from S/S/G Corporation in March 2016
State Oil Assets	The assets acquired from State Oil Company in September 2016

Other Defined Terms:
Amended Omnibus Agreement
The Amended and Restated Omnibus Agreement, dated October 1, 2014, as amended on February 17, 2016 by and among CrossAmerica, the General Partner, Dunne Manning Inc., DMS, CST Services and Joseph V. Topper, Jr., which amends and restates the original omnibus agreement that was executed in connection with CrossAmerica’s initial public offering on October 30, 2012

ASU	Accounting Standards Update
the Board	Board of Directors of our General Partner
Couche-Tard	Alimentation Couche-Tard Inc.(TSX: ATD.A ATD.B)
DTW	Dealer tank wagon contracts, which are variable cent per gallon priced wholesale motor fuel distribution or supply contracts; DTW also refers to the pricing methodology under such contracts
EBITDA	Earnings before interest, taxes, depreciation and amortization, a non-GAAP financial measure
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Form 10-K	CrossAmerica’s Annual Report on Form 10-K for the year ended December 31, 2015
IDRs
Incentive Distribution Rights, which are partnership interests on the Partnership’s common units that provide for special distributions associated with increasing distributions. CST is the owner of 100% of the outstanding IDRs of CrossAmerica

Internal Revenue Code	Internal Revenue Code of 1986, as amended

IPO	Initial public offering of CrossAmerica Partners LP on October 30, 2012
LIBOR	London Interbank Offered Rate
Merger	The merger of Ultra Acquisition Corp. with CST, with CST surviving the merger as a wholly owned subsidiary of Circle K Stores Inc. See Merger Agreement below
Merger Agreement
CST’s Agreement and Plan of Merger (the “Merger Agreement”) entered into on August 21, 2016 with Circle K Stores Inc., a Texas corporation (“Parent”), and Ultra Acquisition Corp., a Delaware corporation and an indirect, wholly owned subsidiary of Parent (“Merger Sub”). Under and subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into CST, with CST surviving the Merger as a wholly owned subsidiary of Parent. Parent is a wholly owned subsidiary of Alimentation Couche-Tard Inc.

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NTI
CST’s new to industry stores opened after January 1, 2008, which is generally when CST began designing and operating its larger format stores that accommodate broader merchandise categories and food offerings and have more fuel dispensers than its legacy stores

Partnership Agreement	the First Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated as of October 1, 2014, as amended
Predecessor Entity	Wholesale distribution business of Lehigh Gas-Ohio, LLC and real property and leasehold interests contributed in connection with the IPO
SEC	U.S. Securities and Exchange Commission
U.S. GAAP	United States Generally Accepted Accounting Principles
Valero	Valero Energy Corporation and, where appropriate in context, one or more of its subsidiaries, or all of them taken as a whole

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROSSAMERICA PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, except unit data)

	September 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
Current assets:
Cash	$2,897	$1,192
Accounts receivable, net of allowances of $545 and $1,090, respectively	22,483	21,953
Accounts receivable from related parties	13,284	11,003
Inventories	12,641	15,739
Assets held for sale	3,782	3,288
Other current assets, net	7,262	4,944
Total current assets	62,349	58,119
Property and equipment, net	677,730	628,564
Intangible assets, net	84,678	82,315
Goodwill	89,109	80,821
Other assets	20,080	11,625
Total assets	$933,946	$861,444
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$2,852	$8,342
Accounts payable	34,777	32,577
Accounts payable to related parties	8,312	8,350
Accrued expenses and other current liabilities	14,475	15,811
Motor fuel taxes payable	10,935	9,818
Total current liabilities	71,351	74,898
Debt and capital lease obligations, less current portion	505,976	430,632
Deferred tax liabilities	43,678	43,609
Asset retirement obligations	27,457	23,165
Other long-term liabilities	48,919	20,284
Total liabilities	697,381	592,588
Commitments and contingencies
Equity:
CrossAmerica Partners’ Capital
Common units—(33,402,652 and 25,585,922 units issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	236,776	374,458
Subordinated units—affiliates (0 and 7,525,000 units issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	—	(105,467)
Total CrossAmerica Partners’ Capital	236,776	268,991
Noncontrolling interests	(211)	(135)
Total equity	236,565	268,856
Total liabilities and equity	$933,946	$861,444
See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenues(a)	$487,950	$627,802	$1,368,334	$1,758,395
Costs of sales(b)	448,812	576,833	1,251,491	1,628,528
Gross profit	39,138	50,969	116,843	129,867

Income from CST Fuel Supply equity interests	4,022	4,198	12,318	6,473
Operating expenses:
Operating expenses	14,224	20,370	45,754	57,781
General and administrative expenses	6,142	8,443	18,068	26,503
Depreciation, amortization and accretion expense	13,432	13,431	40,594	36,344
Total operating expenses	33,798	42,244	104,416	120,628
Gain on sales of assets, net	631	1,907	525	2,359
Operating income	9,993	14,830	25,270	18,071
Other income (expense), net	(59)	87	375	336
Interest expense	(5,634)	(4,867)	(16,403)	(13,888)
Income before income taxes	4,300	10,050	9,242	4,519
Income tax expense (benefit)	1,308	(134)	851	(2,722)
Consolidated net income	2,992	10,184	8,391	7,241
Less: net income attributable to noncontrolling interests	3	21	9	14
Net income attributable to CrossAmerica limited partners	2,989	10,163	8,382	7,227
IDR distributions	(877)	(428)	(2,456)	(793)
Net income available to CrossAmerica limited partners	$2,112	$9,735	$5,926	$6,434
Net income per CrossAmerica limited partner unit:
Basic earnings per common unit	$0.06	$0.29	$0.18	$0.23
Diluted earnings per common unit	$0.06	$0.29	$0.18	$0.23
Basic and diluted earnings per subordinated unit	$—	$0.29	$0.18	$0.23
Weighted-average CrossAmerica limited partner units:
Basic common units	33,366,380	25,518,876	31,714,462	20,043,565

Diluted common units	33,391,096	25,568,795	31,766,802	20,137,338
Basic and diluted subordinated units	—	7,525,000	1,537,956	7,525,000
Total diluted common and subordinated units	33,391,096	33,093,795	33,304,758	27,662,338

Distribution paid per common and subordinated units	$0.6025	$0.5625	$1.7925	$1.6525
Distribution declared (with respect to each respective period) per common and subordinated units	$0.6075	$0.5775	$1.8075	$1.6875

Supplemental information:
(a) Includes excise taxes of:	$19,698	$28,224	$59,902	$75,448
(a) Includes revenues from fuel sales to related parties of:	$99,891	$126,932	$280,330	$365,072
(a) Includes income from rentals of:	$19,752	$17,801	$59,634	$46,829
(b) Includes expenses from fuel sales to related parties of:	$96,384	$123,264	$270,149	$354,735
(b) Includes expenses from rentals of:	$5,103	$4,387	$14,870	$12,317
See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Consolidated net income	$8,391	$7,241
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion expense	40,594	36,344
Amortization of deferred financing fees	1,106	1,106
Amortization of below market leases, net	150	518
Provision for losses on doubtful accounts	93	462
Deferred income taxes	69	(5,156)
Equity-based employees and directors compensation expense	2,597	3,840
Amended Omnibus Agreement fees: settled in common units	7,600	5,417
Gain on sales of assets, net	(525)	(2,359)
Gain on settlement of capital lease obligations	—	(25)
Erickson working capital adjustment	335	—
Inventory valuation adjustment	91	1,356
Changes in working capital, net of acquisitions	3,197	156
Net cash provided by operating activities	63,698	48,900
Cash flows from investing activities:
Proceeds from sale of property and equipment	610	4,436
Capital expenditures	(11,567)	(7,605)
Principal payments received on notes receivable	215	1,931
Refund payment related to the sale by CST of California and Wyoming assets	17,528	—
Cash paid in connection with acquisitions, net of cash acquired	(94,174)	(167,778)
Cash paid to CST in connection with acquisitions	(2,900)	(141,925)
Net cash used in investing activities	(90,288)	(310,941)
Cash flows from financing activities:
Borrowings under the revolving credit facility	178,270	334,652
Repayments on the revolving credit facility	(82,182)	(185,052)
Proceeds from issuance of common units	—	144,873
Repurchases of common units	(3,252)	—
Payments of long-term debt and capital lease obligations	(2,313)	(1,964)
Repayments from related party	—	2,465
IDR distributions	(2,456)	(793)
Distributions paid to noncontrolling interests	(85)	(89)
Distributions paid on common and subordinated units	(59,687)	(45,361)
Net cash provided by financing activities	28,295	248,731
Net increase (decrease) in cash	1,705	(13,310)
Cash at beginning of period	1,192	15,170
Cash at end of period	$2,897	$1,860
See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    DESCRIPTION OF BUSINESS AND OTHER DISCLOSURES
CST’s Merger Agreement
Under the terms of the Merger Agreement, Circle K Stores Inc. will, through its acquisition of CST, control CST’s interest in the General Partner and CST’s 19.6% limited partner interest in CrossAmerica as well as all of the IDRs. The transaction is subject to the approval of CST’s stockholders on November 16, 2016 and the receipt of regulatory approvals in the United States and Canada. The transaction is currently expected to close early calendar year 2017.
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
The financial statements reflect the consolidated results of the Partnership and its wholly owned subsidiaries. Our primary operations are conducted by the following consolidated wholly owned subsidiaries:

•	LGW, which distributes motor fuels on a wholesale basis and generates qualified income under Section 7704(d) of the Internal Revenue Code;

•	LGPR, which functions as our real estate holding company and holds the assets that generate rental income that is qualifying under Section 7704(d) of the Internal Revenue Code; and

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

CST owns 100% of the membership interest in the General Partner of the Partnership and 100% of our IDRs. The General Partner manages our operations and business activities. The General Partner is managed and operated by the executive officers of the General Partner, under the oversight of the Board. As a result of its ownership of all of the membership interests in the General Partner, CST has the right to appoint all members of the Board and therefore controls our operations even though CST does not own a majority of our common units.
As part of our business strategy with CST, we intend, when favorable market conditions exist and pending approval by the General Partner’s independent conflicts committee and the approval of the executive committee of the Board of Directors of CST and mutual agreement upon terms and other conditions, to purchase equity interests at fair market value in CST Fuel Supply, over time. As of September 30, 2016, our total equity interest in CST Fuel Supply was 17.5%. See Note 10 for discussion of the July 2016 refund of a portion of the purchase price paid in 2015 by the Partnership to CST Fuel Supply associated with the reduction in wholesale distribution volume resulting from CST’s sale of its California and Wyoming assets.
Additionally, we have previously issued common units as consideration in the purchase of equity interests in CST Fuel Supply and the real property associated with some of CST’s NTI convenience stores. We have previously issued, and may continue to issue, common units as payment for charges incurred under the Amended Omnibus Agreement. Pursuant to a unit purchase program announced in September 2015, CST has also acquired our common units through open market purchases. Through September 30, 2016, after giving effect to these transactions, CST owned 19.6% of our limited partner interests.
Interim Financial Statements
These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2015 has been derived from our audited financial statements and notes thereto as of that date.
Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.
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
In August 2016, the FASB issued ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard provides additional guidance on the classification of eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and requires a modified retrospective approach to adoption. Management is currently evaluating the impact of this new guidance in addition to the timing of adoption.
Certain other new financial accounting pronouncements have become effective for our financial statements but the adoption of these pronouncements will not affect our financial position or results of operations, nor will they require any additional disclosures.
Concentration Risk
For the three and nine months ended September 30, 2016, we distributed approximately 16% and 17% of our total wholesale distribution volumes to DMS and DMS accounted for approximately 25% and 27% of our rental income, respectively. For more information regarding transactions with DMS, see Note 10 of the Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valero supplied substantially all of the motor fuel purchased by CST Fuel Supply during all periods presented. During the three and nine months ended September 30, 2016, CST Fuel Supply purchased approximately 0.5 billion and 1.4 billion gallons, respectively, of motor fuel from Valero.
For the three and nine months ended September 30, 2016, we distributed 8% of our total wholesale distribution volume to CST convenience stores that are not supplied by CST Fuel Supply and received 21% and 22% of our rental income from CST, respectively.
For the three months ended September 30, 2016, we received 10% of our rental income from a third party dealer that operates certain of the sites acquired through the PMI and One Stop acquisitions.
Note 2. ACQUISITIONS
Acquisition of State Oil Assets
On September 27, 2016, we closed on the acquisition of 57 controlled sites (56 fee sites and 1 leased site) and certain other assets of State Oil Company, being operated as 55 lessee dealer accounts and 2 non-fuel tenant locations, as well as 25 independent dealer accounts located in the greater Chicago market for approximately $41.8 million, including working capital.
The preliminary fair value of the assets acquired and liabilities assumed on the date of acquisition were as follows (in thousands):

Current assets (excluding inventories)	$914
Inventories	150
Property and equipment	35,291
Intangibles	6,530
Other noncurrent assets	2,720
Current liabilities	(1,261)
Asset retirement obligations	(1,897)
Other long-term liabilities	(623)
Total consideration, net of cash acquired	$41,824
The $3.4 million fair value of the notes receivable, which is included within current and other noncurrent assets, was based on an income approach using relevant market participant assumptions.
The fair value of property and equipment, which consisted of land, buildings and equipment, was based on a cost approach. The buildings and equipment are being depreciated on a straight-line basis, with estimated remaining useful lives of 20 years for the buildings and 5 to 10 years for equipment.
The $4.9 million fair value of the wholesale fuel distribution rights included in intangibles was based on an income approach and management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel distribution rights are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.
The $1.6 million fair value of the wholesale fuel supply agreements was based on an income approach, and management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel supply agreements are being amortized over an estimated useful life of approximately 10 years.
Management is reviewing the valuation and confirming the result to determine the final purchase price allocation.
Acquisition of Franchised Holiday Stores
On March 29, 2016, we closed on the acquisition of 31 franchised Holiday stores and 3 liquor stores from S/S/G Corporation for approximately $52.4 million, including working capital. Of the 34 stores, 31 are located in Wisconsin and 3 are located in Minnesota. The acquisition was funded by borrowings under our credit facility.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Operating revenues since the date of acquisition were $28.8 million and $57.5 million for the three and nine months ended September 30, 2016, respectively.
Management is reviewing the valuation and confirming the result to determine the final purchase price allocation.
Finalization of Purchase Accounting associated with the Erickson Acquisition
In the first quarter of 2016, we recorded a $1.1 million receivable related to a working capital settlement as agreed to with the sellers, reducing net consideration and resulting goodwill. We finalized the purchase accounting for this acquisition with the receivable related to the working capital settlement being the only adjustment recorded in 2016.
Purchase of Wholesale Fuel Supply Contracts from CST
In February 2016, we purchased 21 independent dealer contracts and 11 subwholesaler contracts from CST for $2.9 million. This transaction was approved on behalf of the Partnership by the independent conflicts committee of the Board and by the executive committee of the board of directors of CST. See Note 10 of the Condensed Notes to Consolidated Financial Statements for additional information.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Results
Our pro forma results, giving effect to the State Oil, Franchised Holiday Stores, Erickson and One Stop acquisitions and assuming an acquisition date of January 1, 2015 for each acquisition, would have been (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$522,651	$691,994	$1,494,733	$2,077,333
Net income (loss)	$1,948	$9,191	$4,884	$3,512
Net income (loss) per limited partnership unit	$0.03	$0.26	$0.07	$0.10
Note 3. ASSETS HELD FOR SALE
We have classified four and seven sites as held for sale at September 30, 2016 and December 31, 2015, respectively. Assets held for sale were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Land	$1,747	$1,695
Buildings and site improvements	2,022	1,558
Equipment and other	668	1,225
Total	4,437	4,478
Less accumulated depreciation	(655)	(1,190)
Assets held for sale	$3,782	$3,288
Note 4. INVENTORIES
Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Convenience store merchandise	$8,968	$11,354
Motor fuel	3,673	4,385
Inventories	$12,641	$15,739
Note 5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Land	$276,251	$251,632
Buildings and site improvements	342,475	318,530
Leasehold improvements	10,116	8,867
Equipment and other	167,307	140,264
Construction in progress	3,367	3,666
Property and equipment, at cost	799,516	722,959
Accumulated depreciation and amortization	(121,786)	(94,395)
Property and equipment, net	$677,730	$628,564

Note 6. GOODWILL
Changes in goodwill during the nine months ended September 30, 2016 consisted of the following (in thousands):

	Wholesale Segment	Retail Segment	Consolidated
Balance at December 31, 2015	$61,548	$19,273	$80,821
Acquisitions	1,720	6,568	8,288
Reassignment	5,341	(5,341)	—
Balance at September 30, 2016	$68,609	$20,500	$89,109
Our business model includes the conversion of retail sites from company-operated sites to dealer-operated sites. As a result of these conversions, there is a reduction in future cash flows in the Retail segment and an expected increase in future cash flows that will be received by the Wholesale segment subsequent to the date of conversion. The effect of these conversions, for the period ended September 30, 2016, is a $5.3 million reassignment of goodwill originally assigned to the Retail segment to the Wholesale segment.
Note 7. INTANGIBLE ASSETS
Intangible assets consisted of the following (in thousands):

	September 30, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$118,201	$(41,212)	$76,989	$105,181	$(32,498)	$72,683
Trademarks	1,094	(645)	449	2,494	(1,264)	1,230
Covenant not to compete	4,131	(2,274)	1,857	3,911	(1,600)	2,311
Below market leases	12,081	(6,698)	5,383	11,181	(5,090)	6,091
Total intangible assets	$135,507	$(50,829)	$84,678	$122,767	$(40,452)	$82,315
Note 8. ASSET RETIREMENT OBLIGATIONS
A rollforward of the Partnership's asset retirement obligations is below (in thousands):

Balance at December 31, 2015	$23,484
Recognition of asset retirement obligations	2,959
Changes in estimated cash flows or settlement dates	126
Accretion	1,039
Obligations settled	(46)
Total balance	27,562
Current portion, classified within accrued expenses and other current liabilities	105
Long-term portion	$27,457

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. DEBT
Our balances for long-term debt and capital lease obligations are as follows (in thousands):

	September 30,	December 31,
	2016	2015
$550 million revolving credit facility	$454,500	$358,412
Financing obligation associated with Rocky Top acquisition	—	26,250
Note payable	836	876
Lease financing obligations	57,792	58,842
Total debt and lease financing obligations	513,128	444,380
Current portion	2,852	8,342
Noncurrent portion	510,276	436,038
Deferred financing fees	(4,300)	(5,406)
Total	$505,976	$430,632
The following represents principal payments due on our revolving credit facility and note payable for the next five years, excluding lease financing obligations (in thousands):

Remainder of 2016	$14
2017	57
2018	765
2019	454,500
Total	$455,336
Our $550 million revolving credit facility is secured by substantially all of our assets. Letters of credit outstanding at September 30, 2016 and December 31, 2015 totaled $4.3 million and $16.0 million, respectively. The amount of availability at September 30, 2016 under the revolving credit facility, after taking into account debt covenant constraints, was $57.0 million. In connection with future acquisitions, the revolving credit facility requires, among other things, that we have, after giving effect to such acquisition, at least $20.0 million, in the aggregate, of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition.
Renegotiation of Rocky Top Purchase Obligation
In connection with the Rocky Top acquisition completed in September 2013, we entered into a deferred seller financing arrangement, which obligated us to purchase certain sites over a 5-year period for an average of $5.2 million per year beginning in 2016 at an approximately 7.7% capitalization rate. In June 2016, we renegotiated the terms with the sellers, eliminating the deferred seller financing obligation and agreeing to terms of a new lease of the assets for an initial term of 15 years and 8 months with four renewal options of five years each. Under this triple net lease, annual rent is initially $1.8 million based on a 6.5% capitalization rate and increases 1.5% per year. However, because of the continuing involvement we have with the sites through the lease and sublease of the properties, we recorded the liability on our balance sheet at fair value on the date of the reclassification, which approximated its carrying value. During the second quarter of 2016, we reclassified the liability from debt and capital lease obligations to accrued expenses and other current liabilities and other noncurrent liabilities on the consolidated balance sheet.
Financial Covenants and Interest Rate
Our revolving credit facility contains financial covenants consisting of a total leverage ratio (as defined in the credit facility) for the most recently completed four fiscal quarters of less than or equal to 5.00 to 1.00 and a consolidated interest coverage ratio (as defined in the credit facility) of greater than or equal to 2.75 to 1.00. As of September 30, 2016, we were in compliance with these covenants. The total leverage ratio covenant is 5.00 to 1.00 for the two quarters following a material acquisition (as defined in the credit facility). As such, the total leverage ratio steps down to 4.50 to 1.00 on December 31, 2016 assuming there are no material acquisitions for the remainder of 2016.
Outstanding borrowings under the revolving credit facility bear interest at the LIBOR plus a margin of 3.00%. Our borrowings had an interest rate of 3.52% as of September 30, 2016.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. RELATED-PARTY TRANSACTIONS
Transactions with CST
Fuel Sales and Rental Income
We sell wholesale motor fuel under a master fuel distribution agreement to 43 CST convenience stores and lease real property on 74 retail sites to CST under a master lease agreement each having initial 10-year terms. The fuel distribution agreement provides us with a fixed wholesale mark-up per gallon. The master lease agreement is a triple net lease.
Revenues from wholesale fuel sales and real property rental income from CST were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues from motor fuel sales to CST	$31,738	$37,242	$87,819	$106,916
Rental income from CST	$4,207	$4,317	$12,841	$7,104
Receivables from CST were $3.0 million and $2.3 million at September 30, 2016 and December 31, 2015, respectively, related to these transactions.
CST Fuel Supply Equity Interests
CST Fuel Supply provides wholesale motor fuel distribution to the majority of CST’s U.S. Retail convenience stores on a fixed markup per gallon. We owned a 17.5% total interest in CST Fuel Supply at September 30, 2016 and 2015. We account for the income derived from our equity interest of CST Fuel Supply as “Income from CST Fuel Supply equity” on our statement of operations, which amounted to $4.0 million and $4.2 million for the three months ended September 30, 2016 and 2015 and $12.3 million and $6.5 million for the nine months ended September 30, 2016 and 2015, respectively.
Purchase of Wholesale Fuel Supply Contracts from CST
In February 2016, we purchased 21 independent dealer contracts and 11 subwholesaler contracts from CST for $2.9 million with historic annual volumes of approximately 20 million gallons. This transaction was approved on our behalf by the independent conflicts committee of the Board and by the executive committee of the board of directors of CST. Since this was a transaction between entities under common control, the $2.9 million purchase price was accounted for as a distribution recorded in partners’ capital.
We purchase the fuel supplied to these 32 sites from CST Fuel Supply, of which we own a 17.5% interest, and resell the wholesale motor fuel to the independent dealers and subwholesalers. We purchased $5.7 million and $14.7 million of motor fuel from CST Fuel Supply for the three and nine months ended September 30, 2016, respectively, in connection with these 32 sites.
Refund payment related to CST sale of California and Wyoming Assets
In July 2016, CST provided a refund payment to us related to our 17.5% interest in CST Fuel Supply resulting from the sale by CST of 79 retail sites in California and Wyoming to 7-Eleven, Inc. and its wholly-owned subsidiary, SEI Fuel Services, Inc., to which CST Fuel Supply no longer supplies motor fuel. The purpose of the refund payment was to make us whole for the decrease in the value of our interest in CST Fuel Supply arising from sales volume decreases. The total refund payment received by the Partnership, as approved by the independent conflicts committee of the Board and by the executive committee of the board of directors of CST, was approximately $18.2 million ($17.5 million in cash with the remainder in CrossAmerica common units owned by CST) and was accounted for as a contribution to equity.
IDR and Common Unit Distributions
We distributed $2.5 million to CST related to its ownership of our IDRs and $11.5 million related to its ownership of our common units during the nine months ended September 30, 2016. CST received cash distributions of $0.8 million related to its investment in our IDRs and $4.6 million related to its ownership of our common units during the nine months ended September 30, 2015.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wholesale Motor Fuel Sales and Real Estate Rentals
Revenues from motor fuel sales and rental income from DMS were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues from motor fuel sales to DMS	$68,153	$89,690	$192,511	$258,156
Rental income from DMS	$5,037	$5,831	$16,250	$17,488
Receivables from DMS totaled $9.0 million and $7.3 million at September 30, 2016 and December 31, 2015, respectively.
Revenues from rental income from Topstar was $0.2 million and $0.1 million for the three months ended September 30, 2016 and 2015, and $0.4 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively.
We lease real estate from certain entities affiliated with Joseph V. Topper, Jr. Rent expense paid to these entities was $0.2 million for the three months ended September 30, 2016 and 2015 and $0.6 million and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively.
Amended Omnibus Agreement and Management Fees
We incurred $3.9 million and $3.6 million in charges for the three months ended September 30, 2016 and 2015 and $12.1 million and $10.7 million for the nine months ended September 30, 2016 and 2015, respectively, including incentive compensation costs and non-cash stock-based compensation expense under the Amended Omnibus Agreement, which are recorded as a component of operating expenses and general and administrative expenses in the statement of operations. Effective January 1, 2016, the fixed billing component of the management fee under the Amended Omnibus Agreement was increased to $856,000 per month, which was approved on our behalf by the independent conflicts committee of the Board and by the executive committee of the board of directors of CST. CST and the Partnership have the right to negotiate the amount of the management fee on an annual basis, or more often as circumstances require. Amounts payable to CST related to these transactions were $8.3 million at September 30, 2016 and December 31, 2015. See Note 13 of the Condensed Notes to Consolidated Financial Statements for additional information on the settlement of amounts due under the Amended Omnibus Agreement that were settled in our common units.
Maintenance and Environmental Costs
Certain maintenance and environmental monitoring and remediation activities are performed by a related party of Joseph V. Topper, Jr. as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.3 million and $0.4 million for the three months ended September 30, 2016 and 2015 and $1.2 million and $1.1 million in charges with this related party for the nine months ended September 30, 2016 and 2015, respectively.
Aircraft Usage Costs
From time to time, we lease, on a non-exclusive basis, aircraft owned by a group of individuals that includes Joseph V. Topper, Jr. and John B. Reilly, III, members of our Board, as previously approved in August 2013 by the independent conflicts committee of the Board. Lease costs incurred by us for use of these aircraft were insignificant for the three and nine months ended September 30, 2016 and 2015.
Principal Executive Offices
The principal executive offices of the Partnership are in Allentown, Pennsylvania in an office space leased by CST from a related party of Joseph V. Topper, Jr. and John B. Reilly, III. Rent expense charged by CST to the Partnership was $0.2 million and $0.1 million for the three months ended September 30, 2016 and 2015 and $0.4 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively.
Note 11. COMMITMENTS AND CONTINGENCIES
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

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We are a co-defendant, together with our General Partner, CST and CST Services LLC, in a lawsuit brought by Charles Nifong, a former employee of CST Services LLC who previously provided services to the Partnership as Chief Investment Officer and Vice President of Finance (Court of Common Pleas,  Lehigh County, Pennsylvania, case number 2015-1003). On February 16, 2016 the United States District Court Eastern District of Pennsylvania (Allentown) remanded the case to the Court of Common Pleas, Lehigh County. The plaintiff alleges breach of contract and associated claims relating to his termination of employment and claimed severance benefits under the Partnership’s Executive Income Continuity Plan (the “EICP”) totaling approximately $1.6 million.  We intend to contest the action vigorously. Under the EICP, we are obligated to pay reasonable legal expenses incurred by the plaintiff in connection with this dispute whether we are successful in our defense or not.
Environmental Matters
Environmental liabilities related to the sites contributed to the Partnership in connection with our IPO have not been assigned to us, and are still the responsibility of the Predecessor Entity. Under the Amended Omnibus Agreement, the Predecessor Entity must indemnify us for any costs or expenses that it incurs for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO for contributed sites. The Predecessor Entity’s environmental liabilities and indemnification assets associated with contributed sites amounted to $6.5 million and $4.8 million at September 30, 2016 and $7.0 million and $5.0 million at December 31, 2015, respectively.
Note 12. FAIR VALUE MEASUREMENTS
General
We measure and report certain financial and non-financial assets and liabilities on a fair value basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). U.S. GAAP specifies a three-level hierarchy that is used when measuring and disclosing fair value. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. The following is a description of the three hierarchy levels.
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
As further discussed in Note 14 of the Condensed Notes to Consolidated Financial Statements, we have accrued for unvested phantom units and vested and unvested profits interests as a liability and adjust that liability on a recurring basis based on the market price of our common units each balance sheet date. Such fair value measurements are deemed Level 1 measurements.
Financial Instruments
The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of September 30, 2016 and December 31, 2015 due to the short-term maturity of these instruments. The fair value of the revolving credit facility approximated its carrying values of $454.5 million as of September 30, 2016 and $358.4 million as of December 31,

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2015, due to the frequency with which interest rates are reset and the consistency of the market spread. The fair value of debt, classified as a Level 2 measurement, was estimated using an income approach by discounting future cash flows at estimated current cost of funding rates.
Note 13. PARTNERS’ CAPITAL
In accordance with the terms of the Partnership Agreement, on February 25, 2016, the first business day after the payment of the fourth quarter of 2015 distribution of $0.5925 per unit, the subordination period under the Partnership Agreement ended. At that time, each of the 7,525,000 outstanding subordinated units converted into one common unit and now participate in distributions pro rata with other common units.
For the three and nine months ended September 30, 2016, we issued 1,150 and 95,751 common units (net of units withheld for income taxes) as a result of the vesting of phantom units and conversion of profit interests previously issued primarily to CST employees who provide services principally to the Partnership. See Note 14 of the Condensed Notes to Consolidated Financial Statements for additional information.
Common Units Issued to CST as Consideration for Amounts Due Under the Terms of the Amended Omnibus Agreement
As approved by the independent conflicts committee of the Board and the executive committee of CST’s board of directors, the Partnership and CST mutually agreed to settle, from time to time, the amounts due under the terms of the Amended Omnibus Agreement in newly issued common units representing limited partner interests in the Partnership. We issued the following common units to CST as consideration for amounts due under the terms of the Amended Omnibus Agreement:

Period	Date of Issuance	Number of Units Issued
Quarter ended December 31, 2015	March 31, 2016	145,137
Quarter ended March 31, 2016	May 9, 2016	83,218
Quarter ended June 30, 2016	August 2, 2016	101,087
Quarter ended September 30, 2016	October 27, 2016	110,824
Common Unit Repurchase Program
In November 2015, the Board approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing us to repurchase up to an aggregate of $25.0 million of the common units representing limited partner interests in the Partnership. Under the program, we may make purchases in the open market in accordance with Rule 10b-18 of the Exchange Act, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require us to acquire any specific number of common units and may be suspended or terminated by us at any time without prior notice. The purchases will not be made from any officer, director or control person of the Partnership or CST. The following table shows the purchases during the nine months ended September 30, 2016:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Program
January 1 - March 31, 2016	112,492	$24.47	$2,752,240	$18,644,689
April 1 - June 30, 2016	20,971	$23.86	$500,413	$18,144,276
July 1 - September 30, 2016	—	$—	$—	$18,144,276
January 1 - September 30, 2016	133,463	$24.37	$3,252,653	$18,144,276
CST Purchases of CrossAmerica Common Units
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
CST made no purchases under the unit purchase program during the nine months ended September 30, 2016. From inception until September 30, 2016, CST had purchased $19.8 million, or 804,667 common units, at an average price of $24.64 per common unit,

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which units cannot be transferred absent registration with the SEC or an available exemption from the SEC’s registration requirements.
Distributions
Quarterly distribution activity for 2016 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2015	February 12, 2016	February 24, 2016	$0.5925	$19,618
March 31, 2016	May 19, 2016	May 31, 2016	$0.5975	$19,910
June 30, 2016	August 8, 2016	August 15, 2016	$0.6025	$20,125
On October 24, 2016, the Board approved a quarterly distribution of $0.6075 per unit attributable to the third quarter of 2016. The distribution is payable on November 15, 2016 to all unitholders of record on November 4, 2016.
Distributions to CST as holder of the IDRs were $0.9 million and $2.5 million for the three and nine months ended September 30, 2016, respectively and $0.4 million and $0.8 million for the three and nine months ended September 30, 2015. Payments on the IDRs increased due to an increase in the distribution paid per unit and an increase in the number of units outstanding on which the distribution is based.
Changes in Equity
The following table is a rollforward of our equity for the nine months ended September 30, 2016 (in thousands):

	Limited Partners’ Interest
	Common Unitholders		Subordinated Units - Affiliates		Incentive Distribution Rights	Noncontrolling Interest	Total Equity
	Units	Dollars	Units	Dollars	Dollars	Dollars	Dollars
Balance at December 31, 2015	25,585	$374,458	7,525	$(105,467)	$—	$(135)	$268,856
Net income and comprehensive income	—	5,652	—	274	2,456	9	8,391
Distributions paid	—	(55,228)	—	(4,459)	(2,456)	(85)	(62,228)
Conversion of subordinated units	7,525	(109,652)	(7,525)	109,652	—	—	—
Distribution to CST in connection with the purchase of dealer contracts	—	(2,900)	—	—	—	—	(2,900)
Repurchase of common units	(133)	(3,252)	—	—	—	—	(3,252)
Issuance of units to CST for the payment of management fees	358	8,290	—	—	—	—	8,290
Issuance of units for vesting of equity based award and profits interests	96	2,309	—	—	—	—	2,309
Refund payment related to the CST sale of California and Wyoming assets	(28)	17,528	—	—	—	—	17,528
Other	—	(429)	—	—	—	—	(429)
Balance at September 30, 2016	33,403	$236,776	—	$—	$—	$(211)	$236,565
Note 14. EQUITY-BASED COMPENSATION
Overview
We record equity-based compensation as a component of general and administrative expenses in the statement of operations. Compensation expense was $0.7 million and $0.4 million for the three months ended September 30, 2016 and 2015, and $2.6 million and $3.8 million for the nine months ended September 30, 2016 and 2015, respectively.
Partnership Equity-Based Awards
We grant Partnership equity-based awards to certain employees of CST who perform services for the Partnership pursuant to the Amended Omnibus Agreement. As these grants may be settled in cash, the equity-based awards receive fair value variable accounting treatment. As such, they are measured at fair value at each balance sheet reporting date and the cumulative compensation

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. The balance of the accrual at September 30, 2016 and December 31, 2015 totaled $1.5 million and $3.3 million, respectively.
CST Awards
In addition to Partnership equity-based awards previously discussed, CST also granted equity-based awards of approximately 102,000 and 155,000 for the nine months ended September 30, 2016 and 2015, respectively, which were granted to certain employees of CST for services rendered on behalf of the Partnership. Expense associated with these awards that was charged to us under the Amended Omnibus Agreement was $0.3 million and $0.3 million for the three months ended September 30, 2016 and 2015 and $1.3 million and $2.0 million for the nine months ended September 30, 2016 and 2015, respectively.
Awards to Members of the Board
In December 2015, the Partnership issued 11,476 non-vested phantom units to non-employee directors of the Board as a portion of director compensation. Such awards vest in December 2016.
The liability for these awards at September 30, 2016 and December 31, 2015 was $0.3 million and $0.4 million, respectively. The associated compensation expense was not significant for the three and nine months ended September 30, 2016 and 2015.
Note 15. NET INCOME PER LIMITED PARTNER UNIT
A subsidiary of CST, as the holder of our IDRs, has a contractual interest in distributions from the Partnership that are increasing percentages starting at 15% of quarterly distributions out of the operating surplus (as defined in our Partnership Agreement) in excess of $0.5031 per limited partner unit.
In addition to the common units, we have identified the IDRs as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income as specified in the Partnership Agreement. Net income per unit applicable to limited partners (including common and subordinated unitholders) is computed by dividing the limited partners’ interest in net income (loss), after deducting the IDRs, by the weighted-average number of outstanding common units.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a reconciliation of net income (loss) and weighted-average units used in computing basic and diluted net income (loss) per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,
	2016		2015
	Common Units	Subordinated Units	Common Units	Subordinated Units
Numerator:
Distributions paid(a)	$20,135	$—	$14,414	$4,233
Allocation of distributions in excess of net income(b)	(18,024)	—	(6,896)	(2,016)
Limited partners’ interest in net income - basic	2,111	—	7,518	2,217
Adjustment for phantom units	—	—	6	—
Limited partners’ interest in net income - diluted	$2,111	$—	$7,524	$2,217

Denominator:
Weighted average limited partnership units outstanding - basic	33,366,380	—	25,518,876	7,525,000
Adjustment for phantom units	24,716	—	49,919	—
Weighted average limited partnership units outstanding - diluted	33,391,096	—	25,568,795	7,525,000

Net income (loss) per limited partnership unit - basic	$0.06	$—	$0.29	$0.29
Net income (loss) per limited partnership unit - diluted	$0.06	$—	$0.29	$0.29

	Nine Months Ended September 30,
	2016		2015
	Common Units	Subordinated Units	Common Units	Subordinated Units
Numerator:
Distributions paid(a)	$55,228	$4,459	$32,926	$12,435
Allocation of distributions in excess of net income(b)	(49,576)	(4,185)	(28,248)	(10,679)
Limited partners’ interest in net income - basic	5,652	274	4,678	1,756
Adjustment for phantom units	—	—	9	—
Limited partners’ interest in net income - diluted	$5,652	$274	$4,687	$1,756

Denominator:
Weighted average limited partnership units outstanding - basic	31,714,462	1,537,956	20,043,565	7,525,000
Adjustment for phantom units	52,339	—	93,773	—
Weighted average limited partnership units outstanding - diluted	31,766,801	1,537,956	20,137,338	7,525,000

Net income (loss) per limited partnership unit - basic	$0.18	$0.18	$0.23	$0.23
Net income (loss) per limited partnership unit - diluted	$0.18	$0.18	$0.23	$0.23

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)
Distributions paid per unit were $0.6025 and $0.5625 during the three months ended September 30, 2016 and 2015, respectively. Distributions paid per unit were $1.7925 and $1.6525 during the nine months ended September 30, 2016 and 2015, respectively.

(b)	Allocation of distributions in excess of net income is based on a pro rata proportion to the common and subordinated units as outlined in the Partnership Agreement.
Note 16. INCOME TAXES
As a limited partnership, we are not subject to federal and state income taxes, however our corporate subsidiaries are subject to income taxes. Income tax attributable to our taxable income, which may differ significantly from income for financial statement purposes, is assessed at the individual limited partner unit holder level. We are subject to a statutory requirement that non-qualifying income, as defined by the Internal Revenue Code, cannot exceed 10% of total gross income for the calendar year. If non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. The non-qualifying income did not exceed the statutory limit in any period presented.
Certain activities that generate non-qualifying income are conducted through LGWS. LGWS is a tax paying corporate subsidiary of ours that is subject to federal and state income taxes. Current and deferred income taxes are recognized on the earnings of LGWS. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates.
We recorded income tax expense of $1.3 million and $0.9 million for the three and nine months ended September 30, 2016 and income tax benefits of $0.1 million and $2.7 million for the three and nine months ended September 30, 2015, respectively, as a result of earnings generated and losses incurred by its corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate because only LGWS is subject to income tax.
The tax benefit for the three and nine months ended September 30, 2015 included a $0.1 million increase and a $0.3 million decrease, respectively, in the valuation allowance.
Note 17. SEGMENT REPORTING
We conduct our business in two segments: 1) the Wholesale segment and 2) the Retail segment. The wholesale segment includes the wholesale distribution of motor fuel to the lessee dealer, independent dealer, DMS and CST customer groups. We have exclusive motor fuel distribution contracts with lessee dealers who lease the property from us. We also have exclusive distribution contracts with independent dealers to distribute motor fuel but do not collect rent from the independent dealers. Similar to lessee dealers, we have motor fuel distribution agreements with DMS and CST and collect rent from both. The Retail segment includes the sale of convenience merchandise items, the retail sale of motor fuel at company-operated sites and the retail sale of motor fuel at sites operated by commission agents. A commission agent is a retail site where we retain title to the motor fuel inventory and sell it directly to our end user customers. At commission agent sites, we manage motor fuel inventory pricing and retain the gross profit on motor fuel sales, less a commission to the agent who operates the retail site.
As part of our evaluation of the economic performance of our retail sites, we will from time to time convert company-owned convenience stores from our Retail segment to our lessee dealer customer group in our Wholesale segment. During the first nine months of 2016, we converted 72 company-operated convenience stores from our Retail segment to our lessee dealer customer group in our Wholesale segment. As such, we no longer generate revenues from the retail sale of motor fuel or merchandise at these stores subsequent to the date of conversion and we no longer incur retail operating expenses related to these sites. However, we continue to supply these sites with motor fuel on a wholesale basis pursuant to the fuel supply contract with the lessee dealer. Further, we continue to own/lease the property and earn rental income under lease/sublease agreements with the lessee dealers under triple net leases. The lessee dealer owns all motor fuel and convenience merchandise and retains all gross profit on such operating activities.
Prior to 2016, we netted lease executory costs such as real estate taxes, maintenance, and utilities that we paid and re-billed to customers against rental income on our statement of operations. During the first quarter of 2016, we began accounting for such amounts as rent income and operating expenses and reflected this change in presentation retrospectively. This change resulted in a $2.9 million and $7.9 million increase in rent and other income and operating expenses for the wholesale segment for the three and nine months ended September 30, 2015, respectively.
Unallocated items consist primarily of general and administrative expenses, depreciation, amortization and accretion expense, gains on sales of assets, net, and the elimination of the Retail segment’s intersegment cost of revenues from motor fuel sales against the Wholesale segment’s intersegment revenues from motor fuel sales. The profit in ending inventory generated by the intersegment

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

motor fuel sales is also eliminated. Total assets by segment are not presented as management does not currently assess performance or allocate resources based on that data.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended September 30, 2016
Revenues from fuel sales to external customers	$348,702	$87,318	$—	$436,020
Intersegment revenues from fuel sales	63,126	—	(63,126)	—
Revenues from food and merchandise sales	—	31,507	—	31,507
Rent income	18,344	1,408	—	19,752
Other revenue	671	—	—	671
Total revenues	$430,843	$120,233	$(63,126)	$487,950

Income from CST Fuel Supply Equity	$4,022	$—	$—	$4,022
Operating income (loss)	$27,030	$1,893	$(18,930)	$9,993

Three Months Ended September 30, 2015
Revenues from fuel sales to external customers	$402,285	$155,952	$—	$558,237
Intersegment revenues from fuel sales	113,246	—	(113,246)	—
Revenues from food and merchandise sales	—	51,620	—	51,620
Rent income	16,415	1,386	—	17,801
Other revenue	157	(13)	—	144
Total revenues	$532,103	$208,945	$(113,246)	$627,802

Income from CST Fuel Supply Equity	$4,198	$—	$—	$4,198
Operating income (loss)	$28,017	$6,636	$(19,823)	$14,830

	Wholesale	Retail	Unallocated	Consolidated
Nine Months Ended September 30, 2016
Revenues from fuel sales to external customers	$958,943	$253,057	$—	$1,212,000
Intersegment revenues from fuel sales	178,772	—	(178,772)	—
Revenues from food and merchandise sales	—	95,253	—	95,253
Rent income	55,540	4,094	—	59,634
Other revenue	1,447	—	—	1,447
Total revenues	$1,194,702	$352,404	$(178,772)	$1,368,334

Income from CST Fuel Supply Equity	$12,318	$—	$—	$12,318
Operating income (loss)	$76,971	$6,291	$(57,992)	$25,270

Nine Months Ended September 30, 2015
Revenues from fuel sales to external customers	$1,178,396	$409,352	$—	$1,587,748
Intersegment revenues from fuel sales	289,780	—	(289,780)	—
Revenues from food and merchandise sales	—	122,646	—	122,646
Rent income	42,709	4,120	—	46,829
Other revenue	1,062	110	—	1,172
Total revenues	$1,511,947	$536,228	$(289,780)	$1,758,395

Income from CST Fuel Supply Equity	$6,473	$—	$—	$6,473
Operating income (loss)	$63,301	$15,276	$(60,506)	$18,071

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Decrease (increase):
Accounts receivable	$941	$(3,904)
Accounts receivable from related parties	(2,281)	(768)
Inventories	5,424	6,867
Other current assets	(1,249)	2,534
Other assets	(3,484)	584
Increase (decrease):
Accounts payable	2,055	(407)
Accounts payable to related parties	(1,021)	811
Motor fuel taxes payable	1,117	(397)
Accrued expenses and other current liabilities	(1,644)	(6,286)
Other long-term liabilities	3,339	1,122
Changes in working capital, net of acquisitions	$3,197	$156
The above changes in current assets and current liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.
Supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest	$15,355	$12,604
Cash paid for income taxes	$1,366	$970
Supplemental schedule of non-cash investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2016	2015
Sale of property and equipment in Section 1031 like-kind exchange transactions	$1,300	$—
Acquisition of property through foreclosure on note receivable	$—	$930
Removal of property and equipment and capital lease obligation for sales terminated from Getty lease	$—	$(1,333)
Issuance of capital lease obligations and recognition of asset retirement obligation related to Getty lease	$1,240	$—
Amended Omnibus Agreement fees settled in our common units	$8,290	$4,352
Units issued to CST as consideration for the NTIs and the equity interest in CST Fuel Supply	$—	163,292

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. TERMINATION BENEFITS
As a result of the continued integration of certain processes and systems for our recently acquired businesses, we committed to a workforce reduction affecting certain employees in our Retail segment and have accrued substantially all termination costs as of September 30, 2016.
A rollforward of the liability for severance and other termination benefits is as follows (in thousands):

Balance at December 31, 2015	$1,665
Provision for termination benefits (included in general and administrative expenses)	331
Termination benefits paid	(1,809)
Balance at September 30, 2016	$187

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
In general, we based the forward-looking statements included in this quarterly report on our current expectations, estimates and projections about our company and the industry in which we operate. We caution you that these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	availability of cash flow to pay the current quarterly distributions on our common units;

•	the availability and cost of competing motor fuels;

•	motor fuel price volatility or a reduction in demand for motor fuels;

•	competition in the industries and geographical areas in which we operate;

•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	our existing or future indebtedness;

•	our liquidity, results of operations and financial condition;

•	failure to comply with applicable tax and other regulations or governmental policies;

•	future legislation and changes in regulations or governmental policies or changes in enforcement or interpretations thereof;

•	future regulations and actions that could expand the non-exempt status of employees under the Fair Labor Standards Act;

•	future income tax legislation;

•	changes in energy policy;

•	increases in energy conservation efforts;

•	technological advances;

•	the impact of worldwide economic and political conditions;

•	the impact of wars and acts of terrorism;

•	weather conditions or catastrophic weather-related damage;

•	earthquakes and other natural disasters;

•	hazards and risks associated with transporting and storing motor fuel;

•	unexpected environmental liabilities;

•	the outcome of pending or future litigation;

•	our ability to comply with federal and state regulations, including those related to environmental matters, the sale of alcohol, cigarettes and fresh foods, and employment laws and health benefits;

•	CST’s Merger or its Merger Agreement and interim operating covenants contained therein; and

•	CST’s business strategy and operations and CST’s conflicts of interest with us and, post-merger, Couche-Tard’s business strategy and operations and Couche-Tard’s conflicts of interest with us.
You should consider the areas of risk described above, as well as those set forth herein in Part II, Item 1A “Risk Factors” and in the section entitled “Risk Factors” included in our Form 10-K for the year ended December 31, 2015 and our Forms 10-Q for the quarterly periods ended March 31 and June 30, 2016, in connection with considering any forward-looking statements that may be made by us and our businesses generally. We cannot assure you that projected results or events reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements included in this report are made as of the date of this report.
For additional information regarding CST, CST’s Merger and CST’s Merger Agreement, refer to CST’s Form 10-K for the year ended December 31, 2015, CST’s Forms 10-Q for the quarterly periods ended March 31 and June 30, 2016, and CST’s Definitive Proxy Statement filed with the SEC on October 11, 2016.

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
MD&A is organized as follows:

•	CST’s Merger Agreement—This section provides information on the pending Merger.

•
Significant Factors Affecting Our Profitability—This section describes the significant impact on our results of operations caused by crude oil commodity price volatility, seasonality and acquisition and financing activities.

•
Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three and nine months ended September 30, 2016 and 2015, and non-GAAP financial measures.

•
Liquidity and Capital Resources—This section provides a discussion of our financial condition and cash flows. It also includes a discussion of our debt, capital requirements and other matters impacting our liquidity and capital resources.

•	Outlook—This section provides a discussion of the outlook for our business.

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

CST’s Merger Agreement
Under the terms of the Merger Agreement, Circle K Stores Inc. will, through its acquisition of CST, control CST’s interest in the General Partner and CST’s 19.6% limited partner interest in CrossAmerica as well as all of the IDRs. The transaction is subject to the approval of CST’s stockholders on November 16, 2016 and the receipt of regulatory approvals in the United States and Canada. The transaction is currently expected to close early calendar year 2017. Refer to CST’s Definitive Proxy Statement filed with the SEC on October 11, 2016.
Significant Factors Affecting our Profitability
The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit
Wholesale segment
The prices paid to our motor fuel suppliers for wholesale motor fuel (which affects our cost of sales) are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations. We receive a fixed mark-up per gallon on approximately 87% of gallons sold to our customers. The remaining gallons are primarily DTW priced contracts with our customers. These contracts provide for variable, market based pricing that results in motor fuel gross profit effects similar to retail motor fuel gross profits (as crude oil prices decline, motor fuel gross profit generally increases, as discussed in our Retail segment below). The increase in DTW gross profit results from the acquisition cost of wholesale motor fuel declining at a faster rate as compared to the rate retail motor fuel prices decline. Alternatively, our DTW motor fuel gross profit declines when the cost of wholesale motor fuel increases at a faster rate as compared to the rate retail motor fuel prices increase.
Regarding our supplier relationships, a majority of our total gallons purchased are subject to discounts for prompt payment and other rebates and incentives, which are recorded within cost of sales. Prompt payment discounts are based on a percentage of the purchase price of motor fuel. As such, the dollar value of these discounts increase and decrease corresponding with motor fuel prices. Therefore, in periods of lower wholesale motor fuel prices, our gross profit is negatively affected and, in periods of higher wholesale motor fuel prices, our gross profit is positively affected (as it relates to these discounts).  Based on our current volumes, we estimate a $10 per barrel change in the price of crude oil would impact our overall annual wholesale motor fuel gross profit by approximately $2.2 million related to these payment discounts.
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
Changes in our average motor fuel selling price per gallon and gross margin for the periods ended September 30, 2016 and 2015 are directly related to the changes in crude oil and wholesale motor fuel prices over the same period. Variations in our reported revenues and cost of sales are, therefore, primarily related to the price of crude oil and wholesale motor fuel prices and generally not as a result of changes in motor fuel sales volumes, unless otherwise indicated and discussed below.
We typically experience lower retail motor fuel gross profits in periods when the wholesale cost of motor fuel increases, and higher retail motor fuel gross profits in periods when the wholesale cost of motor fuel declines rapidly.
Seasonality Effects on Volumes
Our business is subject to seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer months) and lowest during the winter months in the first and fourth quarters.
Impact of Inflation
Inflation affects our financial performance by increasing certain of our operating expenses and cost of goods sold. Operating expenses include labor costs, leases, and general and administrative expenses. While our Wholesale segment benefits from higher terms discount as a result of higher fuel costs, inflation could negatively impact our Retail segment as a result of higher motor fuel, merchandise and operating costs. Although we have historically been able to pass on increased costs through price increases, there can be no assurance that we will be able to do so in the future.
Acquisition and Financing Activity
Our results of operations and financial condition are also impacted by our acquisition and financing activities as summarized below.
2016

•
On September 27, 2016, we acquired the State Oil Assets located in the greater Chicago market for approximately $41.8 million, including working capital. See Note 2 of the Condensed Notes to Consolidated Financial Statements for additional information.

•
On July 7, 2016, CST provided an $18.2 million refund payment to us for our 17.5% interest in CST Fuel Supply. See Note 2 of the Condensed Notes to Consolidated Financial Statements for additional information.

•
On March 29, 2016, we closed on the acquisition of Franchised Holiday Stores and company-operated liquor stores from S/S/G Corporation for approximately $52.4 million, including working capital. See Note 2 of the Condensed Notes to Consolidated Financial Statements for additional information.

•
On February 5, 2016, we purchased independent dealer and subwholesaler contracts from CST for $2.9 million. See Notes 2 and 10 of the Condensed Notes to Consolidated Financial Statements for additional information.

2015

•
In July 2015, we closed on the purchase of a 12.5% limited partner equity interest in CST Fuel Supply for aggregate consideration of 3.3 million common units and cash in the amount of $17.5 million, with an aggregate consideration of $110.9 million on the date of closing.

•	In July 2015, we closed on the purchase of convenience stores from One Stop and associated fee properties for $45.0 million.

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

•
In January 2015, in connection with the joint acquisition by CST and the Partnership of 22 convenience stores from Landmark Industries, we acquired the real property of the 22 fee sites for $41.2 million. In addition, we distribute wholesale motor fuel to these sites.

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

Results of Operations
Consolidated Income Statement Analysis
Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenues	$487,950	$627,802	$1,368,334	$1,758,395
Cost of sales	448,812	576,833	1,251,491	1,628,528
Gross profit	39,138	50,969	116,843	129,867

Income from CST Fuel Supply equity	4,022	4,198	12,318	6,473
Operating expenses:
Operating expenses	14,224	20,370	45,754	57,781
General and administrative expenses	6,142	8,443	18,068	26,503
Depreciation, amortization and accretion expense	13,432	13,431	40,594	36,344
Total operating expenses	33,798	42,244	104,416	120,628
Gain (loss) on sales of assets, net	631	1,907	525	2,359
Operating income	9,993	14,830	25,270	18,071
Other income, net	(59)	87	375	336
Interest expense	(5,634)	(4,867)	(16,403)	(13,888)
Income (loss) before income taxes	4,300	10,050	9,242	4,519
Income tax expense (benefit)	1,308	(134)	851	(2,722)
Consolidated net income (loss)	2,992	10,184	8,391	7,241
Net income (loss) attributable to noncontrolling interests	3	21	9	14
Net income (loss) attributable to CrossAmerica limited partners	2,989	10,163	8,382	7,227
Distributions to CST as holder of the incentive distribution rights	(877)	(428)	(2,456)	(793)
Net income (loss) available to CrossAmerica limited partners	$2,112	$9,735	$5,926	$6,434

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Consolidated Results
Operating revenues declined $139.9 million, or 22%, while gross profit declined $11.8 million, or 23%.
Operating revenues
Significant items impacting these results prior to the elimination of intercompany revenues were:

•	A $101.3 million, or 19%, decline in our Wholesale segment revenues primarily attributable to:

◦
A $73.2 million decline attributable to a decrease in the wholesale price of our motor fuel. The average daily spot price of West Texas Intermediate crude oil decreased 4% to $44.85 per barrel in 2016, compared to $46.49 for the same period of the prior year. The wholesale price of motor fuel is highly correlated to the price of crude oil.

◦
A $30.8 million decrease as a result of the divestiture of low margin wholesale fuel supply contracts and other assets acquired in the PMI acquisition, partially offset by the impact of the Franchised Holiday Stores.

◦	Partially offsetting these declines was an increase in other revenue of $2.4 million from an increase in rental income associated with converting company-operated sites to the dealer customer group.

•	An $88.7 million, or 42%, decline in our Retail segment revenues primarily attributable to:

◦	A decline of $10.7 million primarily attributable to a decrease in the retail price of our motor fuel driven by a decline in wholesale motor fuel prices as noted above.

◦	A decrease of $57.9 million from a 37% decrease in motor fuel volumes sold related to the conversion of company-operated retail sites to the dealer customer group during 2015 and 2016.

◦	A $20.1 million decrease in our merchandise revenues attributable to the conversion of company-operated retail sites to the dealer customer group during 2015 and 2016.
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

•	Our intersegment revenues decreased $50.1 million, primarily attributable to the conversion of company-operated retail sites to the dealer customer group during 2015 and 2016.
Cost of sales
Cost of sales declined $128.0 million, as a result of the decline in the wholesale price and gallons sold of motor fuel as noted above. See “Results of Operations—Segment Results” for additional gross profit analyses.
Income from CST Fuel Supply equity
See “Results of Operations—Segment Results—Wholesale” for discussion.
Operating expenses
See “Results of Operations—Segment Results” for additional operating expenses analyses.

General and administrative expenses
General and administrative expenses declined $2.3 million primarily attributable to the integration of prior year acquisitions resulting in the elimination and reduction in duplicative administration costs.
Gain on sales of assets, net
The $1.9 million gain recognized during the three months ended September 30, 2015 was driven by the divestiture of one site as well as the divestiture of certain terminal assets acquired through the PMI acquisition.
Interest expense
Interest expense increased $0.8 million due primarily to the March 2016 borrowing to fund the acquisition of the Franchised Holiday Stores.
Income tax expense/benefit
We recorded income tax expense of $1.3 million and a benefit of $0.1 million for the three months ended September 30, 2016 and 2015, respectively. The increase in the provision was primarily due to an increase in income at our corporate subsidiaries.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Consolidated Results
Operating revenues declined $390.1 million, while gross profit declined $13.0 million.
Operating revenues
Significant items impacting these results prior to the elimination of intercompany revenues were:

•	A $317.2 million, or 21%, decline in our Wholesale segment revenues primarily attributable to:

◦
A $283.3 million decline attributable to a decrease in the wholesale price of our motor fuel. The average daily spot price of West Texas Intermediate crude oil decreased 19% to $41.35 per barrel during the first nine months 2016, compared to $50.94 for the same period of the prior year. The wholesale price of motor fuel is highly correlated to the price of crude oil.

◦
A $46.7 million decrease as a result of the divestiture of low margin wholesale fuel supply contracts and other assets acquired in the PMI acquisition, partially offset by the impact of the Erickson, One Stop and Franchised Holiday Stores acquisitions.

◦
Partially offsetting this decline was a $12.8 million increase primarily related to rental income associated with the acquisition from CST of NTI convenience stores in July 2015 as well as converting company-operated retail sites to the dealer customer group.

•	A $183.8 million, or 34%, decline in our Retail segment revenues primarily attributable to:

◦	A decline of $44.5 million primarily attributable to a decrease in the retail price of our motor fuel driven by a decline in wholesale motor fuel prices as noted above.

◦	A decrease of $111.9 million from a 27% decrease in motor fuel volumes sold related to the conversion of company-operated retail sites to dealer-operated sites during 2015 and 2016.

◦	A $27.4 million decrease in our merchandise revenues attributable to the conversion of company-operated retail sites to the dealer customer group during 2015 and 2016.
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

•	Our intersegment revenues decreased $111.0 million, primarily attributable to the conversion of PMI, Erickson and One Stop company-operated sites to dealer-operated sites during 2015 and 2016.
Cost of sales
Cost of sales declined $377.0 million, as a result of the decline in the wholesale price and gallons sold of motor fuel as noted above. See “Results of Operations—Segment Results” for additional gross profit analyses.
Income from CST Fuel Supply equity
See “Results of Operations—Segment Results—Wholesale” for discussion.
Operating expenses
See “Results of Operations—Segment Results” for additional operating expenses analyses.

General and administrative expenses
General and administrative expenses declined $8.4 million primarily attributable to a $6.7 million decrease related to the integration of prior year acquisitions.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $4.3 million primarily driven by our 2015 and 2016 acquisitions.
Gain on sales of assets, net
The $2.4 million gain recognized during the nine months ended September 30, 2015 was driven by the divestiture of one site as well as certain terminal and transportation assets acquired through the PMI acquisition.
Interest expense
Interest expense increased $2.5 million due to additional borrowings during 2015 and 2016 to fund acquisitions.
Income tax benefit
We recorded income tax expense of $0.9 million and a benefit of $2.7 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in tax was primarily due to an increase in income at our corporate subsidiaries. In addition, we recorded a reduction in the valuation allowance of $0.3 million during the nine months ended September 30, 2015.

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
Wholesale
The following table highlights the results of operations and certain operating metrics of our Wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross profit:
Motor fuel–third party	$8,157	$8,757	$21,283	$22,426
Motor fuel–intersegment and related party	6,086	8,558	19,004	22,618
Motor fuel gross profit	14,243	17,315	40,287	45,044
Rent and other(a)	14,263	12,621	43,162	32,599
Total gross profit	28,506	29,936	83,449	77,643

Income from CST Fuel Supply equity(b)	4,022	4,198	12,318	6,473
Operating expenses(a)	(5,498)	(6,117)	(18,796)	(20,815)
Adjusted EBITDA(c)	$27,030	$28,017	$76,971	$63,301

Motor fuel distribution sites (end of period):(d)
Motor fuel–third party
Independent dealers(e)	404	374	404	374
Lessee dealers(f)	420	283	420	283
Total motor fuel distribution–third party sites	824	657	824	657

Motor fuel–intersegment and related party
Affiliated dealers (related party)(g)	179	196	179	196
CST (related party)	43	43	43	43
Commission agents (Retail segment)	67	71	67	71
Company-operated retail convenience stores (Retail segment)(h)	75	121	75	121
Total motor fuel distribution–intersegment and related party sites	364	431	364	431

Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	749	626	724	616
Motor fuel-intersegment and related party distribution	366	468	387	444

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Total volume of gallons distributed (in thousands)	267,121	284,089	769,194	795,027

Motor fuel gallons distributed per site per day:(i)
Motor fuel–third party
Total weighted average motor fuel distributed– third party	2,270	2,467	2,225	2,448
Independent dealers	2,415	2,748	2,395	2,772
Lessee dealers	2,119	2,033	2,034	1,889

Motor fuel–intersegment and related party
Total weighted average motor fuel distributed– intersegment and related party	3,074	3,086	2,902	2,942
Affiliated dealers (related party)	2,592	2,670	2,501	2,531
CST (related party)	5,201	5,244	5,078	5,085
Commission agents (Retail segment)	3,108	2,969	3,015	2,897
Company-operated retail convenience stores (Retail segment)	2,992	3,070	2,614	2,900

Wholesale margin per gallon–total system	$0.053	$0.061	$0.052	$0.057
Wholesale margin per gallon–third party sites(j)	$0.050	$0.058	$0.046	$0.051
Wholesale margin per gallon–intersegment and related party	$0.059	$0.064	$0.062	$0.064

(a)
Prior to 2016, we netted lease executory costs such as real estate taxes, maintenance, and utilities that we paid and re-billed to customers on our statement of operations. During the first quarter of 2016, we began accounting for such amounts as rent income and operating expenses and reflected this change in presentation retrospectively. This change resulted in a $2.9 million and $7.9 million increase in rent and other income and operating expenses for the three and nine months ended September 30, 2015.

(b)	Represents income from our equity interest in CST Fuel Supply.

(c)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Results of Operations—Non-GAAP Financial Measures.”

(d)	In addition, as of September 30, 2016 and 2015, we distributed motor fuel to 14 sub-wholesalers who distribute to additional sites.

(e)
The increase in the independent dealer site count was primarily attributable to 21 independent dealer contracts assigned to us by CST and 25 wholesale fuel supply contracts acquired in the State Oil acquisition, partially offset by 16 terminated motor fuel supply contracts that were not renewed.

(f)
The increase in the lessee dealer site count was primarily attributable to converting 79 company-operated convenience stores in our Retail segment to the lessee dealer customer group in our Wholesale segment between September 30, 2015 and September 30, 2016 and the 52 sites acquired in the September 2016 State Oil acquisition.

(g)	The decrease in the affiliated dealers site count was primarily due to sites converted to a third party lessee dealer customer group or severed from an affiliated lease.

(h)
The decrease in the company-operated retail site count was primarily attributable to 79 company-operated convenience stores being converted to dealer sites between September 30, 2015 and September 30, 2016, partially offset by the 31 Franchised Holiday Stores.

(i)	Does not include the motor fuel gallons distributed to sub-wholesalers.

(j)	Includes the wholesale gross margin for motor fuel distributed to sub-wholesalers.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
The results were driven by:
Motor Fuel Gross profit
A decline of $2.0 million primarily as a result of a decline in our cent per gallon gross margin as a result of crude oil prices being more volatile during the third quarter of 2015 than the third quarter of 2016 and the resulting impact on our motor fuel gross margin. The daily spot price of West Texas Intermediate crude oil decreased approximately 20% during the third quarter of 2015 compared to approximately 3% during the third quarter of 2016. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” The remaining decline was primarily a result of fewer motor fuel gallons sold associated with terminating low margin wholesale fuel supply contracts and disposing other assets acquired in the PMI acquisition, partially offset by the impact of the Franchised Holiday Stores.
Rent and other gross profit
Rent and other margin increased $1.6 million primarily as a result of converting company-operated convenience stores to lessee dealer sites.
Operating expenses
Operating expenses declined $0.6 million primarily from disposing of certain transportation and terminal assets acquired in the PMI acquisition.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
The results were driven by:
Motor Fuel Gross profit
The $4.8 million decrease in motor fuel gross profit was due to a $3.8 million decline primarily from decreased payment discounts and incentives due to the decline in motor fuel prices as a result of the decrease in crude oil and the remaining decline was primarily due to motor fuel gallons sold due to the termination of wholesale fuel supply contracts and disposing certain terminal assets acquired in the PMI acquisition, partially offset by the impact of the Erickson, One Stop and Franchised Holiday Stores acquisitions. The average daily spot price of West Texas Intermediate crude oil decreased 19% to $41.35 per barrel during the first nine months 2016, compared to $50.94 for the same period of the prior year. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”
Rent and other margin
Rent and other margin increased $10.6 million primarily as a result of our acquisition from CST of NTI convenience stores in July 2015, as well as converting company-operated convenience stores to lessee dealer sites.
Income from CST Fuel Supply equity
Income from our investment in CST Fuel Supply increased $5.8 million for the nine months ended September 30, 2016 as compared to the same period in the prior year, as a result of the additional 12.5% equity interest we acquired in July 2015.
Operating expenses
Operating expenses decreased $2.0 million primarily from disposing of certain transportation and terminal assets acquired in the PMI acquisition, partially offset by an increase in management fees allocated by CST.

Retail
The following table highlights the results of operations and certain operating metrics of our Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of convenience stores and per gallon amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross profit:
Motor fuel	$1,948	$7,377	$6,838	$16,723
Merchandise and services	7,614	12,575	23,362	32,434
Other	1,057	937	3,049	3,085
Total gross profit	10,619	20,889	33,249	52,242
Operating expenses	(8,726)	(14,253)	(26,958)	(36,966)
Acquisition-related costs	142	—	142	—
Inventory fair value adjustments(a)	—	650	91	1,356
Adjusted EBITDA(b)	$2,035	$7,286	$6,524	$16,632

Retail sites (end of period):
Commission agents	67	71	67	71
Company-operated convenience stores(c)	78	121	78	121
Total system sites at the end of the period	145	192	145	192
Total system operating statistics:
Average retail sites during the period(c)	142	229	155	209
Motor fuel sales (gallons per site per day)	3,002	2,925	2,828	2,899
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.050	$0.120	$0.057	$0.101
Commission agents statistics:
Average retail sites during the period	66	72	66	72
Motor fuel sales (gallons per site per day)	3,056	2,941	2,991	2,892
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.014	$0.019	$0.016	$0.026
Company-operated convenience store retail site statistics:
Average retail sites during the period(c)	76	157	89	137
Motor fuel sales (gallons per site per day)	2,955	2,917	2,707	2,900
Motor fuel gross profit per gallon, net of credit card fees	$0.082	$0.166	$0.090	$0.141
Merchandise and services sales (per site per day)(d)	$4,337	$3,622	$3,816	$3,352
Merchandise and services gross profit percentage, net of credit card fees	24.2%	24.4%	24.5%	26.4%

(a)
The inventory fair value adjustments represent the write-offs of the step-up in value ascribed to inventory acquired in the One Stop acquisition for the three months ended September 30, 2015 and in the Franchised Holiday Stores acquisition for the nine months ended September 30, 2016 and in the Erickson and One Stop acquisitions for the nine months ended September 30, 2015.

(b)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Results of Operations—Non-GAAP Financial Measures” below.

(c)
The decrease in retail sites relates to the conversion of 79 company-operated sites to lessee dealer since September 30, 2015, partially offset by the 34 Franchised Holiday Stores since September 30, 2015.

(d)	Includes the results from car wash sales and commissions from lottery, money orders, air/water/vacuum services and ATM fees.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Gross profit declined $10.3 million, while operating expenses declined $5.5 million.
These results were impacted by:
Gross profit

•
Our motor fuel gross profit decreased $5.4 million attributable to a 37% decrease in volume driven by the conversion of sites acquired in prior acquisitions to the lessee dealer customer group during 2015 and 2016 and a 58% decrease in margin per gallon. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•
Our merchandise and services gross profit declined $5.0 million as a result of the conversion of company-operated sites to lessee dealer sites in 2015 and 2016, partially offset by the Franchised Holiday Stores acquisition.

Operating expenses
A $5.5 million decline in operating expenses attributable to the conversion of company-operated sites to the dealer customer group, partially offset by the Franchised Holiday Stores acquisition.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Gross profit declined $19.0 million, while operating expenses declined $10.0 million.
These results were impacted by:
Gross profit

•
Our motor fuel gross profit decreased $9.9 million attributable to a 27% decrease in volume driven by the conversion of sites acquired in prior acquisitions to the dealer customer group during 2015 and 2016 and a 44% decrease in margin per gallon. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•
Our merchandise and services gross profit declined $9.1 million as a result of the conversion of company-operated sites to lessee dealer sites in 2015 and 2016. The decline in our merchandise gross profit percentage was the result of low gross margin items, such as cigarettes, comprising a higher percentage of our merchandise sales as a result of the change in product mix of our stores following our 2015 acquisitions and conversion of company-operated sites to the dealer customer group.

Operating expenses

•
A $10.0 million decline in operating expenses attributable to the conversion of company-operated sites to the dealer customer group, partially offset by the impact of the Erickson, One Stop and Franchised Holiday Stores acquisitions.

Non-GAAP Financial Measures
We use non-GAAP financial measures EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio. EBITDA represents net income available to CrossAmerica limited partners before deducting interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA represents EBITDA as further adjusted to exclude equity funded expenses related to incentive compensation and the Amended Omnibus Agreement, gains or losses on sales of assets, certain discrete acquisition related costs, such as legal and other professional fees and severance expenses associated with recently acquired companies, and certain other discrete non-cash items arising from purchase accounting. Distributable Cash Flow represents Adjusted EBITDA less cash interest expense, sustaining capital expenditures and current income tax expense. Distribution Coverage Ratio is computed by dividing Distributable Cash Flow by the weighted average diluted common and subordinated units and then dividing that result by the distributions paid per limited partner unit.
EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio are used as supplemental financial measures by management and by external users of CrossAmerica’s financial statements, such as investors and lenders. EBITDA and Adjusted EBITDA are used to assess the Partnership’s financial performance without regard to financing methods, capital structure or income taxes and the ability to incur and service debt and to fund capital expenditures. In addition, Adjusted EBITDA is used to assess the operating performance of CrossAmerica’s business on a consistent basis by excluding the impact of items which do not result directly from the wholesale distribution of motor fuel, the leasing of real property, or the day to day operations of the Partnership’s retail convenience store activities. EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio are also used to assess the ability to generate cash sufficient to make distributions to CrossAmerica’s unit-holders.
We believe the presentation of EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio provides useful information to investors in assessing the financial condition and results of operations. EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio should not be considered alternatives to net income or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio have important limitations as analytical tools because they exclude some but not all items that affect net income. Additionally, because EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio may be defined differently by other companies in CrossAmerica’s industry, our definitions may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

 The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

Three Months Ended September 30,	Nine Months Ended September 30,
2016	2015	2016	2015
Net income available to CrossAmerica limited partners	$2,112	$9,735	$5,926	$6,434
Interest expense	5,634	4,867	16,403	13,888
Income tax expense (benefit)	1,308	(134)	851	(2,722)
Depreciation, amortization and accretion	13,432	13,431	40,594	36,344
EBITDA	22,486	27,899	63,774	53,944
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement(a)	3,572	3,065	10,197	9,257
Gain on sales of assets, net	(631)	(1,907)	(525)	(2,359)
Acquisition-related costs(b)	1,659	1,256	2,882	3,408
Inventory fair value adjustments	—	650	91	1,356
Adjusted EBITDA	27,086	30,963	76,419	65,606
Cash interest expense	(5,306)	(4,689)	(15,355)	(12,604)
Sustaining capital expenditures(c)	(209)	(208)	(538)	(1,035)
Current income tax expense	(317)	(946)	(782)	(2,433)
Distributable Cash Flow	$21,254	$25,120	$59,744	$49,534

Weighted average diluted common and subordinated units	33,391	33,094	33,305	27,662

Distributions paid per limited partner unit(d)	$0.6025	$0.5625	$1.7925	$1.6525
Distribution coverage ratio(e)	1.06	x	1.35	x	1.00	x	1.08	x

(a)
As approved by the independent conflicts committee of the Board and the executive committee of CST and its board of directors, the Partnership and CST mutually agreed to settle certain amounts due under the terms of the Amended Omnibus Agreement in limited partnership units of the Partnership.

(b)	Relates to certain discrete acquisition related costs, such as legal and other professional fees, severance expenses and purchase accounting adjustments associated with recently acquired businesses.

(c)
Under the First Amended and Restated Partnership Agreement of CrossAmerica, as amended, sustaining capital expenditures are capital expenditures made to maintain our long-term operating income or operating capacity. Examples of sustaining capital expenditures are those made to maintain existing contract volumes, including payments to renew existing distribution contracts, or to maintain CrossAmerica’s sites in conditions suitable to lease, such as parking lot or roof replacement/renovation, or to replace equipment required to operate the existing business.

(d)
On October 24, 2016, the Board approved a quarterly distribution of $0.6075 per unit attributable to the third quarter of 2016. The distribution is payable on November 15, 2016 to all unitholders of record on November 4, 2016.

(e)
The distribution coverage ratio is computed by dividing Distributable Cash Flow by the weighted average diluted common and subordinated units and then dividing that result by the distributions paid per limited partner unit.

The following table reconciles our segment Adjusted EBITDA to consolidated Adjusted EBITDA presented in the table above (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Adjusted EBITDA - Wholesale segment	$27,030	$28,017	$76,971	$63,301
Adjusted EBITDA - Retail segment	2,035	7,286	6,524	16,632
Adjusted EBITDA - Total segment	$29,065	$35,303	$83,495	$79,933

Reconciling items:
Elimination of intersegment profit in ending inventory balance	13	144	145	(18)
General and administrative expenses	(6,142)	(8,443)	(18,068)	(26,503)
Other income, net	(59)	87	375	336
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement	3,572	3,065	10,197	9,257
Working capital adjustment	335	—	335	—
Acquisition-related costs	1,182	1,256	2,405	3,408
Net (income) loss attributable to noncontrolling interests	(3)	(21)	(9)	(14)
IDR distributions	(877)	(428)	(2,456)	(793)
Consolidated Adjusted EBITDA	$27,086	$30,963	$76,419	$65,606

Liquidity and Capital Resources
Liquidity
Our principal liquidity requirements are to finance our operations, fund acquisitions, service our debt and pay distributions to our unitholders and IDR distributions. We expect our ongoing sources of liquidity to include cash generated by our operations and borrowings under the revolving credit facility and, if available to us on acceptable terms, issuances of equity and debt securities. We regularly evaluate alternate sources of capital, including sale-leaseback financing of real property with third parties, to support our liquidity requirements.
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
Cash Flows
The following table summarizes cash flow activity (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net Cash Provided by Operating Activities	$63,698	$48,900
Net Cash Used in Investing Activities	$(90,288)	$(310,941)
Net Cash Provided by Financing Activities	$28,295	$248,731
Operating Activities
The increase in net cash provided by operating activities was driven primarily as a result of our acquisitions. See Note 18 of the Condensed Notes to Consolidated Financial Statements for supplemental cash flow information.
Investing Activities
During 2016, we spent $52.4 million on the Franchised Holiday Stores acquisition, $41.8 million on the State Oil acquisition and $2.9 million for the contracts assigned by CST to us, and in 2015, we spent $167.8 million on the Landmark, Erickson and One Stop acquisitions and $141.9 million on NTIs and CST Fuel Supply equity interests, which were the primary components of net cash used in investing activities.
Financing Activities
Our net borrowings under our credit facility totaled $96.1 million during the nine months ended September 30, 2016, which were primarily used to fund the Franchised Holiday Stores and State Oil acquisitions. Also, we paid $62.2 million in total distributions and repurchased $3.3 million of common units during the nine months ended September 30, 2016. During 2015, we borrowed $149.6 million primarily to finance the Landmark, Erickson and One Stop acquisitions. Additionally, we issued 4.8 million common units in exchange for net cash proceeds of $144.9 million and used the net proceeds of this offering to repay indebtedness outstanding under our revolving credit facility. We also paid $46.2 million in total distributions during 2015.
Refund payment related to CST sale of California and Wyoming assets
On July 7, 2016, CST provided a refund payment to the purchase price paid by the Partnership for our 17.5% interest in CST Fuel Supply. The total refund payment received by the Partnership was approximately $18.2 million. See Note 10 of the Condensed Notes to Consolidated Financial Statements for additional information.

Distributions
Distribution activity for 2016 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2015	February 12, 2016	February 24, 2016	$0.5925	$19,618
March 31, 2016	May 19, 2016	May 31, 2016	$0.5975	$19,910
June 30, 2016	August 8, 2016	August 15, 2016	$0.6025	$20,125
On October 24, 2016, the Board approved a quarterly distribution of $0.6075 per unit attributable to the third quarter of 2016. The distribution is payable on November 15, 2016 to all unitholders of record on November 4, 2016.
IDRs
During 2016, we distributed $2.5 million to CST with respect to the IDRs.
Expiration of the Subordination Period
In accordance with the terms of the Partnership Agreement, on February 25, 2016, the first business day after the payment of the fourth quarter of 2015 distribution of $0.5925 per unit, the subordination period under the Partnership Agreement ended. At that time, each of the 7,525,000 outstanding subordinated units converted into one common unit and now participate in distributions pro rata with other common units.
Debt
As of September 30, 2016, our consolidated debt consisted of the following (in thousands):

$550 million revolving credit facility	$454,500
Note payable	836
Lease financing obligations	57,792
Total debt and lease financing obligations	513,128
Current portion	2,852
Noncurrent portion	510,276
Deferred financing fees	(4,300)
Total	$505,976
Our revolving credit facility is secured by substantially all of our assets. Our borrowings under the revolving credit facility had an interest rate of 3.52% (LIBOR plus 3.00%) as of September 30, 2016. Letters of credit outstanding at September 30, 2016 totaled $4.3 million. As of November 4, 2016, after taking into consideration debt covenant constraints, approximately $53.0 million was available for future borrowings. In connection with future acquisitions, the revolving credit facility requires, among other things, that we have, after giving effect to such acquisition, at least, in the aggregate, $20 million of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. We are required to maintain a total leverage ratio (as defined in the revolving credit facility) for the most recently completed four fiscal quarters of less than or equal to 5.00 to 1.00 and a consolidated interest coverage ratio (as defined in the revolving credit facility) of greater than or equal to 2.75 to 1.00. As of September 30, 2016, we were in compliance with these financial covenant ratios. The computation of our total leverage ratio allows for a pro forma application of the EBITDA (as defined in the revolving credit facility) of acquired entities and was 4.50x as of September 30, 2016. The total leverage ratio covenant is 5.00 to 1.00 for the two quarters following a material acquisition (as defined in the revolving credit facility). As such, the total leverage ratio steps down to 4.50 to 1.00 on December 31, 2016 assuming there are no material acquisitions for the remainder of 2016.

Renegotiation of Rocky Top Purchase Obligation
In connection with the Rocky Top acquisition that we completed in September 2013, we entered into a deferred seller financing arrangement, which obligated us to purchase certain sites over a 5-year period for an average $5.2 million per year beginning in 2016 at an approximately 7.7% capitalization rate. In June 2016, we renegotiated the terms with the sellers, eliminating the deferred seller financing obligation and agreeing to terms of a new lease of the assets for an initial term of 15 years and 8 months with four renewal options of five years each. Under this triple net lease, annual rent is initially $1.8 million based on a 6.5% capitalization rate and increases 1.5% per year. However, because of the continuing involvement we have with the sites through the lease and sublease of the properties, we recorded the liability on our balance sheet at fair value on the date of the reclassification, which approximated its carrying value. During the second quarter of 2016, we reclassified the liability from debt and capital lease obligations to accrued expenses and other current liabilities and other noncurrent liabilities on the balance sheet.
Capital Expenditures
We make investments to expand, upgrade and enhance existing assets. We categorize our capital requirements as either sustaining capital expenditures, growth capital expenditures or acquisition capital expenditures. Sustaining capital expenditures are those capital expenditures required to maintain our long-term operating income or operating capacity. Acquisition and growth capital expenditures are those capital expenditures that we expect will increase our operating income or operating capacity over the long term. We have the ability to fund our capital expenditures by additional borrowings under our revolving credit facility or, if available to us on acceptable terms, issuing additional equity, debt securities or other options, such as the sale of assets. With the significant decline in energy prices since 2014, access to the capital markets has tightened for the energy and MLP industries as a whole, which has impacted our cost of capital and our ability to raise equity and debt financing at favorable terms. Our ability to access the capital markets may have an impact on our ability to fund acquisitions. We may not be able to complete any offering of securities or other options on terms acceptable to us, if at all.
The following table outlines our consolidated capital expenditures and acquisitions for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Sustaining capital	$723	$1,035
Growth	10,844	6,570
Acquisitions	97,073	309,703
Total consolidated capital expenditures and acquisitions	$108,640	$317,308
Other Matters Impacting Liquidity and Capital Resources
Concentration of Customers
For the three and nine months ended September 30, 2016, we distributed approximately 16% and 17% of our total wholesale distribution volumes to DMS and received 25% and 27% of our rent income from DMS. For the three and nine months ended September 30, 2016, we distributed 8% of our total wholesale distribution volumes to CST and received 21% and 22% of our rent income from CST, respectively. For the three months ended September 30, 2016, we received 10% of our rent income from a third-party dealer that operates many of the sites acquired through the PMI and One Stop acquisitions. See Note 10 of the Condensed Notes to Consolidated Financial Statements for additional information.
Partnership Common Unit Purchases by CST
On September 21, 2015, CST announced that the independent executive committee of its board of directors approved a unit purchase program under Rule 10b-18 of the Exchange Act, authorizing CST to purchase up to an aggregate of $50 million of the common units representing limited partner interests in the Partnership. The unit purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at CST’s discretion.
CST made no purchases under the unit purchase program during the nine months ended September 30, 2016. From inception until September 30, 2016, CST had purchased $19.8 million, or 804,667 common units, at an average price of $24.64 per common unit, which units cannot be transferred absent registration with the SEC or an available exemption from the SEC’s registration requirements.

Common Unit Repurchase Program
In November 2015, the Board approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing the Partnership to repurchase up to an aggregate of $25 million of the common units representing limited partner interests in the Partnership. Under the program, we may make purchases in the open market in accordance with Rule 10b-18 of the Exchange Act, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require us to acquire any specific number of common units and may be suspended or terminated by us at any time without prior notice. The purchases will not be made from any officer, director or control person of the Partnership or CST. The following table shows the purchases during the nine months ended September 30, 2016:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Program
January 1 - March 31, 2016	112,492	$24.47	$2,752,240	$18,644,689
April 1 - June 30, 2016	20,971	$23.86	$500,413	$18,144,276
July 1 - September 30, 2016	—	$—	$—	$18,144,276
January 1 - September 30, 2016	133,463	$24.37	$3,252,653	$18,144,276
Through November 4, 2016, we had repurchased 287,621 units for $6.9 million under the plan.
Acquisition of Franchised Holiday Stores
On March 29, 2016, we closed on the acquisition of 31 franchise Holiday stores and 3 company-operated liquor stores from S/S/G Corporation for approximately $52.4 million. Of the 34 company-operated stores, 31 are located in Wisconsin and 3 are located in Minnesota. The acquisition was funded by borrowings under our credit facility.
See Note 2 of the Condensed Notes to Consolidated Financial Statements for additional information.
Finalization of Purchase Accounting associated with the Erickson Acquisition
We recorded a $1.1 million receivable for a working capital settlement as tentatively agreed to with the sellers.
See Note 2 of the Condensed Notes to Consolidated Financial Statements for additional information.
Purchase of Wholesale Fuel Supply Contracts from CST
In February 2016, CST sold 21 independent dealer contracts and 11 subwholesaler contracts to us for $2.9 million.
See Note 2 of the Condensed Notes to Consolidated Financial Statements for additional information.
Acquisition of State Oil Assets
On September 27, 2016, we acquired certain assets of State Oil Company located in the greater Chicago market for approximately $41.8 million, including working capital.
See Note 2 of the Condensed Notes to Consolidated Financial Statements for additional information.

Outlook
This outlook section does not take into account or give any effect to the impact of CST’s proposed Merger on our business. See “Item 1A. Risk Factors—The pending Merger could adversely impact our business and strategic plans for growth.”
As a result of our recent acquisitions, we expect our total fuel volume sold for the remainder of 2016 to be higher compared to 2015 volumes. While the U.S. energy markets, including wholesale and retail motor fuel prices, are likely to continue to be volatile in the coming year, we have seen modest increases in wholesale fuel margins in the second and third quarters compared to the first quarter of 2016 as a result of increases in our commodity prices and the resulting discounts we receive from our motor fuel suppliers.
We expect our rent income to increase in 2016 based on our recent acquisitions and our expectation that we will continue to convert recently acquired company-operated sites to lessee dealers. We will continue to evaluate acquisitions on an opportunistic basis. Additionally, we will pursue acquisition targets that fit into our strategy. Whether we will be able to execute acquisitions will depend on market conditions, availability of suitable acquisition targets at attractive terms, which are expected to be accretive to our unitholders, and our ability to finance such acquisitions on favorable terms.

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
In August 2016, the FASB issued ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard provides additional guidance on the classification of eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and requires a modified retrospective approach to adoption. Management is currently evaluating the impact of this new guidance in addition to the timing of adoption.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
We purchase gasoline and diesel fuel from several suppliers at costs that are subject to market volatility. These purchases are generally made pursuant to contracts or at market prices established with the supplier. We do not currently engage in hedging activities for these purchases due to our pricing structure which allows us to generally pass on price changes to our customers and related parties.
Interest Rate Risk
As of September 30, 2016, we had $454.5 million outstanding on our revolving credit facility. Our outstanding borrowings bear interest at LIBOR plus a margin of 3.00%. These borrowings had an interest rate of 3.52%. A one percentage point change in our average rate would impact annual interest expense by approximately $4.5 million.
Commodity Price Risk
We have not historically hedged or managed our price risk with respect to our commodity inventories (gasoline and diesel fuel), as the time period between the purchases of our motor fuel inventory and the sales to our customers is very short.
Foreign Currency Risk
Our operations are located in the U.S., and therefore are not subject to foreign currency risk.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2016.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) under the Securities Exchange Act) that occurred during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this quarterly report included in Note 11 of the Condensed Notes to Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
Except as set forth below, there were no material changes in risk factors for the company in the period covered by this report. See the risk factors disclosed in the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2015.
The pending Merger could adversely impact our business and strategic plans for growth.
The pending Merger will require the time and attention of CST’s management, and may increase the challenge of recruiting and retaining talented and skilled personnel, which in turn could impact the level of services CST is able to provide to us. The Merger Agreement contains certain restrictions on our operations and, as a result, our revenue, operating results, growth in distributable cash flow and financial condition could be adversely impacted.
Upon closing of the Merger, we could incur significant severance costs.
Under the Partnership’s Executive Income Continuity Plan (“EICP”), following consummation of the merger, any participants who have a termination event under the EICP would be entitled to certain payments from the Partnership thereunder, and depending on the timing and amount, such severance benefits could be material to us.
Upon the closing of the Merger, Couche-Tard will control us, and may have conflicts of interest with us.
Upon the closing of the Merger, Couche-Tard will indirectly own and control our General Partner, including the election of directors and appointment of officers; decisions regarding mergers, consolidations or acquisitions, the sale of all or substantially all of our assets and other matters affecting our capital structure; and other significant decisions that could impact our financial results and the amount of cash available for distribution.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Management Fee Issuance
As discussed in Note 12 to Item 1 in Part I above, on March 31, May 9, August 2 and October 27, 2016, we issued 145,137, 83,218, 101,087 and 110,824 common units to a subsidiary of CST as partial payment for the amounts incurred for the fourth quarter of 2015, the first quarter of 2016, the second quarter of 2016 and the third quarter of 2016, respectively, under the terms of the Amended Omnibus Agreement. This issuance of the common units was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
Common Unit Repurchase Program
In November 2015, the Board approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing the Partnership to repurchase up to an aggregate of $25 million of the common units representing limited partner interests in the Partnership. Under the program, we may make purchases in the open market in accordance with Rule 10b-18 of the Exchange Act, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require us to acquire any specific number of common units and may be suspended or terminated by us at any time without prior notice. The purchases will not be made from any officer, director or control person of the Partnership or CST. There were no purchases during the three months ended September 30, 2016.

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
Date: November 7, 2016