Form 10-K
period 2016-12-31
CrossAmerica Partners LP
filed 2017-02-28
CIK 1538849

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule12b-2 of the Exchange Act. Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $471.2 million based on the last sales price quoted as of June 30, 2016 on the New York Stock Exchange, the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 24, 2017, the registrant had outstanding 33,524,952 common units.
Documents Incorporated by Reference: None.

PART I
COMMONLY USED TERMS

The following is a list of certain acronyms and terms generally used in the industry and throughout this document:

CrossAmerica Partners LP and subsidiaries:
CrossAmerica, the Partnership, we, us, our	CrossAmerica Partners LP
LGP Operations LLC	a wholly owned subsdiary of the Partnership
LGW	Lehigh Gas Wholesale LLC
LGPR	LGP Realty Holdings LP
LGWS	Lehigh Gas Wholesale Services, Inc. and subsidiaries

CrossAmerica Partners LP related and affiliated parties:
CST	CST Brands, Inc. and subsidiaries
CST Board	the Board of Directors of CST
DMI	Dunne Manning Inc., an entity associated with Joseph V. Topper, Jr., a member of the Board and a related party
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

General Partner	CrossAmerica GP LLC, the General Partner of CrossAmerica
CST Fuel Supply	CST Fuel Supply LP is the Parent of CST Marketing and Supply
CST Marketing and Supply	CST Marketing and Supply, LLC, a subsidiary of CST Fuel Supply, which provides wholesale fuel distribution to the majority of CST’s U.S. retail sites on a fixed markup per gallon
Topper Group	Joseph V. Topper, Jr., collectively with those of his affiliates and family trusts that have ownership interests in our Predecessor Entities, including DMI
Topstar	Topstar Enterprises, an entity associated with Joseph V. Topper, Jr. Topstar is an operator of retail sites that leases retail sites from us, but does not purchase fuel from us

Recent Acquisitions:
PMI	Petroleum Marketers, Inc., acquired in April 2014
Nice N Easy	Nice N Easy Grocery Shoppes, acquired in November 2014
Landmark	Landmark Industries, acquired in January 2015
Erickson	Erickson Oil Products, Inc., acquired in February 2015
One Stop	M&J Operations, LLC, acquired in July 2015
Franchised Holiday Stores	The franchised Holiday stores acquired by CrossAmerica from S/S/G Corporation in March 2016
State Oil Assets	The assets acquired from State Oil Company in September 2016

i

Other Defined Terms:
Amended Omnibus Agreement
The Amended and Restated Omnibus Agreement, dated October 1, 2014, as amended on February 17, 2016 by and among CrossAmerica, the General Partner, DMI, DMS, CST Services and Joseph V. Topper, Jr., which amends and restates the original omnibus agreement that was executed in connection with CrossAmerica’s initial public offering on October 30, 2012. The terms of the Amended Omnibus Agreement were approved by the conflicts committee of the Board. Pursuant to the Amended Omnibus Agreement, CST Services agrees, among other things, to provide, or cause to be provided, to the Partnership the management services previously provided by DMI on substantially the same terms and conditions as were applicable to DMI under the Original Omnibus Agreement.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors of our General Partner
BP	BP p.l.c.
Branded Motor Fuels
Motor fuels that are purchased from major integrated oil companies and refiners under supply agreements. We take legal title to the motor fuel when we receive it at the rack and generally arrange for a third-party transportation provider to take delivery of the motor fuel at the rack and deliver it to the appropriate sites in our network.

Couche-Tard	Alimentation Couche-Tard Inc.(TSX: ATD.A ATD.B)
DTW	Dealer tank wagon contracts, which are variable cent per gallon priced wholesale motor fuel distribution or supply contracts; DTW also refers to the pricing methodology under such contracts
EBITDA	Earnings before interest, taxes, depreciation and amortization, a non-GAAP financial measure
EICP	The Partnership’s Executive Income Continuity Plan, as amended
Exchange Act	Securities Exchange Act of 1934, as amended
ExxonMobil	ExxonMobil Corporation
FASB	Financial Accounting Standards Board
Form 10-K	CrossAmerica’s Annual Report on Form 10-K for the year ended December 31, 2016
Getty	Getty Realty Corporation
GP Purchase	CST’s purchase from Lehigh Gas Corporation of 100% of the membership interests in the sole member of the General Partner
IDRs
Incentive Distribution Rights, which are partnership interests on our common units that provide for special distributions associated with increasing distributions. CST is the owner of 100% of the outstanding IDRs of CrossAmerica

IDR Purchase
CST’s purchase of all of the membership interests in limited liability companies formed by the 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. and the 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr., which owned all of the IDRs in Lehigh Gas Partners LP.

Internal Revenue Code	Internal Revenue Code of 1986, as amended
IPO	Initial public offering of CrossAmerica Partners LP on October 30, 2012
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Merger	The merger of Ultra Acquisition Corp. with CST, with CST surviving the merger as a wholly owned subsidiary of Circle K Stores Inc. See Merger Agreement below
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

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Motiva	Motiva Enterprises, LLC

NTI
CST’s new to industry stores opened after January 1, 2008, which is generally when CST began designing and operating its larger format stores that accommodate broader merchandise categories and food offerings and have more fuel dispensers than its legacy stores

NYSE	New York Stock Exchange
Partnership Agreement	the First Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated as of October 1, 2014, as amended
Plan
In connection with the IPO, the General Partner adopted the Lehigh Gas Partners LP 2012 Incentive Award Plan, a long-term incentive plan for employees, officers, consultants and directors of the General Partner and any of its affiliates who perform services for the Partnership

Predecessor Entities	Wholesale distribution business of Lehigh Gas-Ohio, LLC and real property and leasehold interests contributed in connection with the IPO
QSR	Quick service restaurant
Retail site	A general term to refer to convenience stores, including those operated by commission agents, independent dealers, CST, DMS or lessee dealers, as well as company operated sites
SEC	U.S. Securities and Exchange Commission
U.S. GAAP	United States Generally Accepted Accounting Principles
UST	Underground storage tanks
Valero	Valero Energy Corporation and, where appropriate in context, one or more of its subsidiaries, or all of them taken as a whole
WTI	West Texas Intermediate crude oil

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K includes forward-looking statements, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, credit ratings, distribution growth, potential growth opportunities, potential operating performance improvements, potential improvements in return on capital employed, the effects of competition and the effects of future legislation or regulations. You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “guidance,” “outlook,” “effort,” “target” and similar expressions. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. These forward-looking statements include, among other things, statements regarding:

•	future retail and wholesale gross profits, including gasoline, diesel and convenience store merchandise gross profits;

•	our anticipated level of capital investments, primarily through acquisitions, and the effect of these capital investments on our results of operations;

•	anticipated trends in the demand for, and volumes sold of, gasoline and diesel in the regions where we operate;

•	volatility in the equity and credit markets limiting access to capital markets;

•	our ability to integrate acquired businesses and to transition retail sites to lessee dealer operated sites;

•	expectations regarding environmental, tax and other regulatory initiatives; and

•	the effect of general economic and other conditions on our business.
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

•
the inability to satisfy the conditions specified in the Merger Agreement, including, without limitation, the receipt of necessary governmental or regulatory approvals required to complete the transactions contemplated by the Merger Agreement;

•	CST’s business strategy and operations and CST’s conflicts of interest with us and, post-merger, Couche-Tard’s business strategy and operations and Couche-Tard’s conflicts of interest with us;

•	availability of cash flow to pay the current quarterly distributions on our common units;

•	the availability and cost of competing motor fuels;

•	motor fuel price volatility or a reduction in demand for motor fuels;

•	competition in the industries and geographical areas in which we operate;

•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	our existing or future indebtedness;

•	our liquidity, results of operations and financial condition;

•	failure to comply with applicable tax and other regulations or governmental policies;

•	future legislation and changes in regulations or governmental policies or changes in enforcement or interpretations thereof;

•	future regulations and actions that could expand the non-exempt status of employees under the Fair Labor Standards Act;

•	future income tax legislation;

•	changes in energy policy;

•	increases in energy conservation efforts;

•	technological advances;

•	the impact of worldwide economic and political conditions;

•	the impact of wars and acts of terrorism;

•	weather conditions or catastrophic weather-related damage;

•	earthquakes and other natural disasters;

•	hazards and risks associated with transporting and storing motor fuel;

•	unexpected environmental liabilities;

•	the outcome of pending or future litigation; and

•
our ability to comply with federal, provincial and state laws and regulations, including those related to environmental matters, the sale of alcohol, cigarettes and fresh foods, employment, health benefits, including the Affordable Care Act, immigration, and international trade.

You should consider the areas of risk described above, as well as those set forth in the section entitled “Risk Factors” included elsewhere in this Form 10-K, in connection with considering any forward-looking statements that may be made by us and our businesses generally. We cannot assure you that projected results or events reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements included in this report are made as of the date of this report. We undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events after the date of this report.

v

ITEMS 1., 1A., and 2. BUSINESS, RISK FACTORS AND PROPERTIES
Overview
We are a Delaware limited partnership primarily engaged in the wholesale distribution of motor fuel and the ownership and leasing of real estate used in the retail distribution of motor fuel. We also generate revenues from the operation of retail sites.
On October 1, 2014, CST completed the GP Purchase and IDR Purchase for $17 million in cash and approximately 2 million shares of CST common stock for aggregate consideration of approximately $90 million. On August 21, 2016, CST, the owner of our General Partner, entered into the Merger Agreement. As a result, Circle K Stores Inc., a subsidiary of Couche-Tard, will, through its acquisition of CST, control CST’s interest in the General Partner and CST’s 19.8% limited partner interest in CrossAmerica as well as all of the IDRs. The Merger was approved by CST’s stockholders on November 16, 2016 and is subject to the receipt of regulatory approvals in the United States and Canada. The Merger is currently expected to close in the second quarter of 2017. The General Partner manages the operations and activities of CrossAmerica. The General Partner is managed and operated by the Board and executive officers of the General Partner. As a result of the GP Purchase, CST controls the General Partner and has the right to appoint all members of the Board. Therefore, CST controls the operations and activities of CrossAmerica even though CST does not own a majority of our outstanding limited partner units.
Our principal executive offices address is 515 Hamilton Street, Suite 200, Allentown, PA 18101, and our telephone number is (610) 625-8000. Our common units trade on the NYSE under the symbol “CAPL.”
The financial statements reflect the consolidated results of the Partnership and its wholly owned subsidiaries. Our primary operations are conducted by the following consolidated wholly owned subsidiaries:

•	LGW, which distributes motor fuels on a wholesale basis and generates qualified income under Section 7704(d) of the Internal Revenue Code;

•	LGPR, which functions as the real estate holding company of CrossAmerica and holds assets that generate rental income that is qualifying under Section 7704(d) of the Internal Revenue Code; and

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

We conduct our business through two operating segments, Wholesale and Retail. As of December 31, 2016, we distributed motor fuel to nearly 1,200 sites located in 29 states (Arizona, Arkansas, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Virginia, West Virginia and Wisconsin).
As part of our business strategy with CST, we intend, when favorable market conditions exist and pending approval by our Board’s independent conflicts committee and the approval of the executive committee of the CST Board and mutual agreement upon terms and other conditions, to purchase equity interests at fair market value in CST Fuel Supply, over time. The Merger Agreement prohibits, among other things, CST from selling its tangible and intangible properties or assets to us between August 21, 2016 and completion of the Merger. As such, there can be no assurance we will be able to purchase equity interests in CST Fuel Supply in the future. As of December 31, 2016, our total limited partner interest in CST Fuel Supply was 17.5%. See Note 15 for discussion of the July 2016 refund of a portion of the purchase price paid in 2015 by us to CST Fuel Supply associated with the reduction in wholesale distribution volume resulting from CST’s sale of its California and Wyoming assets.

In 2015, we issued our common units as consideration in the purchase of equity interests in CST Fuel Supply and the real property associated with some of CST’s NTI retail sites. In addition, we also issued, and may continue to issue, our common units as payment for charges and expenses incurred by us under the Amended Omnibus Agreement. There is no obligation for CST to accept partnership units in lieu of cash for amounts due under the Amended Omnibus Agreement. Pursuant to a common unit purchase program announced in September 2015, CST has, from time to time, also acquired our common units through open market purchases. At December 31, 2016, after giving effect to these transactions, CST owned 19.8% of our limited partner interests.
Available Information
Our internet website is www.crossamericapartners.com. Information on this website is not part of this Form 10-K. Annual reports on our Form 10-K, quarterly reports on our Form 10-Q and our current reports on Form 8-K filed with (or furnished to) the SEC are available on this website free of charge, soon after such material is filed or furnished. In this same location, we also post our corporate governance guidelines, code of ethics and business conduct and the charters of the committees of our Board. These documents are available in print to any unitholder that makes a written request to CrossAmerica Partners L.P. Attn: Corporate Secretary, 515 Hamilton Street, Suite 200, Allentown, Pennsylvania 18101.
CST’s internet website is www.CSTBrands.com. Information on this website is not part of this Form 10-K. Annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with (or furnished to) the SEC are available on this website free of charge, soon after such material is filed or furnished. In this same location, CST also posts its corporate governance guidelines, code of ethics and business conduct and the charters of the committees of the CST Board. These documents are available in print to any stockholder that makes a written request to CST Brands, Inc. Attn: Corporate Secretary, 19500 Bulverde Road, Suite 100, San Antonio, Texas 78259.
Operations
Wholesale Segment
Our primary operation is the wholesale distribution of motor fuel. Our Wholesale segment generated 2016 revenues of $1.6 billion. We are one of the ten largest independent distributors by volume in the United States for ExxonMobil, BP and Motiva (Shell), and we also distribute Chevron, Sunoco, Valero, Gulf, Citgo, Marathon and Phillips 66-branded motor fuels (approximately 83% of the motor fuel we distributed during 2016 was branded). We receive a fixed mark-up per gallon on approximately 87% of gallons sold to our customers. The remaining gallons are primarily DTW priced contracts with our customers. These contracts provide for variable, market based pricing. An increase in DTW gross profit results from the acquisition cost of wholesale motor fuel declining at a faster rate as compared to the rate retail motor fuel prices decline. Conversely, our DTW motor fuel gross profit declines when the cost of wholesale motor fuel increases at a faster rate as compared to the rate retail motor fuel prices increase.
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

The following table highlights the aggregate volume of motor fuel distributed by our Wholesale segment to each of our principal customer groups by gallons sold for the periods (in millions):

	Year Ended December 31,			Wholesale Fuel Distribution End of Year Sites
	2016	2015	2014	2016	2015	2014
Gallons of motor fuel distributed to:
Independent dealers	362.3	418.1	396.9	403	370	416
Lessee dealers	268.4	169.7	143.8	420	290	205
DMS	164.6	177.6	224.0	153	191	197
CST	78.9	77.3	4.9	43	43	21
Company operated retail sites	84.7	133.1	45.1	73	115	87
Commission agents	75.7	75.6	73.0	95	66	75
Total	1,034.6	1,051.4	887.7	1,187	1,075	1,001
Independent Dealer Sites

•	The independent dealer owns or leases the property and owns all motor fuel and convenience store inventory.

•	We contract to exclusively distribute motor fuel to the independent dealer at a fixed mark-up per gallon or, in some cases, DTW.

•	Distribution contracts with independent dealers are typically 7 to 10 years in length.

•	As of December 31, 2016, the average remaining distribution contract term was 5.6 years.
Lessee Dealer Sites

•	We own or lease the property and then lease or sublease the site to a dealer.

•	The lessee dealer owns all motor fuel and retail site inventory and sets its own pricing and gross profit margins.

•	We collect wholesale motor fuel margins at a fixed mark-up per gallon or, in some cases, DTW.

•	Under our distribution contracts, we agree to supply a particular branded motor fuel or unbranded motor fuel to a site or group of sites and arrange for all transportation.

•	Exclusive distribution contracts with dealers who lease property from us run concurrent in length to the retail site’s lease period (generally 3 to 10 years).

•	Leases are generally triple net leases.

•	As of December 31, 2016, the average remaining lease agreement term was 3.9 years.
DMS Sites

•	We own or lease the property and then lease or sublease the site to DMS.

•	We entered into a 15-year motor fuel distribution agreement with DMS pursuant to which we distribute to DMS motor fuel at a fixed mark-up per gallon.

•	We entered into 15-year triple-net lease agreements with DMS pursuant to which DMS leases sites from us.

•	DMS owns motor fuel and retail site inventory and sets its own pricing and gross profit margin.

•	As of December 31, 2016, the average remaining term on our motor fuel distribution agreements with DMS was 10.8 years. The average remaining term on our lease agreements with DMS was 11.2 years.

CST Sites

•
In conjunction with the joint acquisitions of Nice N Easy and Landmark with CST, we own the property and lease the retail sites to CST. Concurrently with these acquisitions, we entered into a 10-year motor fuel distribution agreement with CST, pursuant to which we distribute to CST motor fuels at a fixed mark-up per gallon.

•	We lease sites to CST under a 10-year triple-net master lease agreement.

•	CST owns all motor fuel and retail site inventory and sets its own pricing and gross profit margin.

•	As of December 31, 2016, the remaining term on our fuel distribution agreement was 7.9 years. The average remaining term on our lease agreements with CST was 8.2 years.
Rental Income
We also generate revenues through leasing or subleasing our real estate. We own or lease real and personal property and we lease or sublease to tenants, the substantial majority of which are wholesale customers as described above. As such, we manage our real estate leasing activities congruently with our wholesale business. We own approximately 57% of our properties that we lease to our dealers or utilize in our retail business. Our lease agreements with third party landlords have an average remaining lease term of 7.8 years as of December 31, 2016. Not all of the rental income we earn is a qualified source of income. Rental income from CST is not qualifying income.
CST Fuel Supply
As of December 31, 2016, our total limited partner interest in CST Fuel Supply was 17.5%. We receive pro rata distributions from CST Fuel Supply related to CST Marketing and Supply’s distribution of fuel to the majority of CST’s U.S. retail sites.
Retail Segment
Our Retail segment generated 2016 revenues of $467 million. We own or lease and operate retail sites. Subsequent to an acquisition, we evaluate the eventual long-term operation of each retail site acquired: (a) to be converted into a lessee dealer or (b) other strategic alternatives, including divestiture or longer term operation as a retail site. By converting retail sites into lessee dealers, we continue to benefit from motor fuel distribution volumes as well as rental income from lease or sublease arrangements while reducing operating expenses. For the year ended December 31, 2016, we converted 77 company operated retail sites in our Retail segment to lessee dealers in our Wholesale segment. As of December 31, 2016, we continue to operate 76 retail sites, including three liquor stores to which we do not distribute fuel on a wholesale basis.
Company Operated Sites

•	We own or lease the property, operate the retail site and retain all profits from motor fuel and retail site operations.

•	We own the motor fuel inventory at the sites and set the motor fuel pricing at the sites.

•
We maintain inventory from the time of the purchase of motor fuel from third party suppliers until the retail sale to the end customer. On average, we maintain approximately 5-days’ worth of motor fuel sales in inventory at each site.

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

•
LGW distributes motor fuel on a wholesale basis to LGWS, which owns the motor fuel inventory and distributes motor fuel to commission sites. LGW records qualifying wholesale motor fuel distribution gross income and LGWS records the non-qualifying retail gross income.

•	As of December 31, 2016, the average remaining fuel distribution and lease agreement term was 2.7 years.
The following chart depicts how motor fuel is procured and distributed to our customer groups and how convenience merchandise items are procured and distributed to our company owned and operated retail sites. The chart also depicts the relationship of our real estate activities to our customer groups.

Motor Fuel Suppliers
Independent Grocery and Merchandise Suppliers
Wholesale Fuel Business
Independent Dealers
DMS
Lessee Dealers
Commission Sites
Company Operated Convenience Stores
CST's U.S. Retail Segment (Nice N Easy and Landmark only)
Real Estate Activities
CrossAmerica

Business Strategy and Objective
Our primary business objective is to generate sufficient cash flows from operations to make quarterly cash distributions to our unitholders and, over time, to increase our quarterly cash distributions. The amount of any distribution is subject to the discretion of the Board, and the Board may modify or revoke the cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions.
Our business strategy to achieve our objective of paying and, over time, increasing our quarterly cash distributions, is focused on the following key initiatives:

•
Expand within and beyond our existing markets through acquisitions. Since our IPO and through February 24, 2017, we have completed acquisitions for a total of over 500 fee and leasehold sites for total consideration of approximately $0.9 billion;

•	Enhance our real estate business’ cash flows by owning or leasing sites in prime locations;

•	Increase our wholesale motor fuel distribution business by expanding market share;

•	Maintain strong relationships with major integrated oil companies and refiners;

•	Utilize operating knowledge to grow retail gross profits after the acquisition of retail sites; and

•
As part of our business strategy with CST, we intend, when favorable market conditions exist and pending approval by the Board’s independent conflicts committee and the approval of the executive committee of the board of directors of CST and mutual agreement upon terms and other conditions, to purchase equity interests at fair market value in CST Fuel Supply, over time. The Merger Agreement prohibits, among other things, CST from selling its tangible and intangible properties or assets to us between August 21, 2016 and completion of the Merger. As such, there can be no assurance we will be able to purchase equity interests in CST Fuel Supply in the future. As of December 31, 2016, our total equity interest in CST Fuel Supply was 17.5%.

See “Risk Factors—Risks Relating to CST’s Merger” for certain risks that could effect our ability to execute these key initiatives.
We believe our competitive strengths will allow us to capitalize on our strategic opportunities, including:

•	Stable cash flows from real estate rent income and wholesale motor fuel distribution;

•	Established history of acquiring sites and successfully integrating these sites and operations into our existing business;

•	Long-term relationships with major integrated oil companies and other key suppliers;

•	Retail site operating expertise; and

•	Prime real estate locations in areas with high traffic and considerable motor fuel consumption.
Supplier Arrangements
We distribute branded motor fuel under the Exxon, Mobil, BP, Shell, Chevron, Sunoco, Valero, Gulf, Citgo and Marathon brands to our customers. Branded motor fuels are purchased from major integrated oil companies and refiners under supply agreements. For the year ended December 31, 2016, our wholesale business purchased approximately 30%, 25% and 24% of its motor fuel from ExxonMobil, BP and Motiva (Shell), respectively. We purchase the motor fuel at the supplier’s applicable terminal rack price, which typically changes daily. Certain suppliers offer volume rebates or incentive payments to drive volumes and provide an incentive for branding new locations. Certain suppliers require that all or a portion of any such incentive payments be repaid to the supplier in the event that the sites are rebranded within a stated number of years. We also purchase unbranded motor fuel for distribution at a rack price. As of December 31, 2016, our supply agreements had a weighted-average remaining term of approximately 2.3 years.
Competition
Our wholesale motor fuel distribution business competes with other motor fuel distributors. Major competitive factors for us include, among others, customer service, price and quality of service and availability of products.
The convenience store industry is highly competitive and characterized by ease of entry and constant change in the number and type of retailers offering products and services of the type we sell in our retail sites. We compete with other retail site chains, independently owned retail sites, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores and hypermarkets. Major competitive factors include, among others, location, ease of access, product and service selection, motor fuel brands, pricing, customer service, store appearance, and cleanliness.
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
Environmental Laws and Regulations
We are subject to extensive federal, state and local environmental laws and regulations, including those relating to USTs, the release or discharge of materials into the air, water and soil, waste management, pollution prevention measures, storage, handling, use and disposal of hazardous materials, the exposure of persons to hazardous materials, greenhouse gas emissions, and characteristics, composition, storage and sale of motor fuel and the health and safety of our employees. We incorporate by reference into this section our disclosures included in Note 2 under the captions “Environmental Matters” and “Asset Retirement Obligations” and Note 11 under the caption “Asset Retirement Obligations” of the notes to the consolidated financial statements included elsewhere in this Form 10-K.

Other Regulatory Matters
Our retail sites are subject to regulation by federal, state, and/or local agencies and to licensing and regulations by state and local health, sanitation, safety, fire and other departments relating to the development and operation of retail sites, including regulations relating to zoning and building requirements and the preparation and sale of food.
Our retail operations are also subject to federal, state, and/or local laws governing such matters as wage rates, overtime, working conditions and citizenship requirements. At the federal, state and local levels where we operate, there are proposals under consideration from time to time to increase minimum wage rates and modify or restrict immigration policies.
Employees
As of December 31, 2016, we had 744 employees who provide services to our retail operations, all of whom are employed by one of our subsidiaries.
The General Partner manages our operations and activities. Under the Amended Omnibus Agreement, employees of CST provide management services to us. As of December 31, 2016, pursuant to the Amended Omnibus Agreement, 87 employees of CST provided exclusive management services to us.

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
On August 21, 2016, CST, the owner of our General Partner, entered into the Merger Agreement. As a result, Circle K Stores Inc., a subsidiary of Couche-Tard, will, through its acquisition of CST, control CST’s interest in the General Partner and CST’s 19.8% limited partner interest in CrossAmerica as well as all of the incentive distribution rights. The Merger is currently expected to close in the second quarter of 2017.
Risks Relating to CST’s Merger
The pending Merger could adversely impact our business and strategic plans for growth.
Until its closing, the Merger will continue to require the time and attention of CST’s management, and may increase the challenge of recruiting and retaining talented and skilled personnel, which in turn could impact the level of services CST is able to provide to us. The Merger Agreement contains certain restrictions on our operations and, as a result, our revenue, operating results, growth in distributable cash flow and financial condition could be adversely impacted.
Upon closing of the Merger, we could incur significant severance costs.
Under the EICP, the Merger is considered a change in control event. Any participants in the EICP who experience a qualifying termination event upon or following consummation of the Merger will be entitled to certain payments and benefits that would be reimbursable by us, which could be material and adversely affect the amount of cash available for distribution.
Upon the closing of the Merger, Couche-Tard will control us, and may have conflicts of interest with us.
Upon the closing of the Merger, Couche-Tard will have control of our General Partner, and will have the right to remove, appoint and approve the General Partner’s Board and appointment of officers; decisions regarding our strategic direction, including acquisitions; the timing and amount of distributions, if any; and other matters affecting our capital structure; and other significant decisions that could impact our financial results, the amount of cash available for distribution and our liquidity.
Upon the closing of the Merger, Couche-Tard will control the General Partner of CST Fuel Supply.
Upon the closing of the Merger, Couche-Tard will control the general partner of CST Fuel Supply and its wholly owned subsidiary, CST Marketing and Supply. The Partnership owns a 17.5% limited partner interest in CST Fuel Supply and derives substantial economic benefit from distributions made by CST Fuel Supply; however,  there is no contractual obligation on CST, or Couche-Tard upon the closing of the merger, to make distributions from CST Fuel Supply, and the decisions as the timing and amount of any distributions are controlled by CST and, upon the closing the Merger, Couche-Tard. Any decrease in the distributions from CST Fuel Supply could be material and adversely affect the amount of cash available for distribution.
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
The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	demand for motor fuel products in the markets we serve, including seasonal fluctuations, and the margin per gallon we earn selling and distributing motor fuel;

•	the wholesale price of motor fuel and its impact on the payment discounts we receive;

•	seasonal trends in the industries in which we operate;

•	the impact that severe storms could have to our suppliers’ operations;

•	competition from other companies that sell motor fuel products or operate retail sites in our targeted market areas;

•	the inability to identify and acquire suitable sites or to negotiate acceptable leases for such sites;

•	the potential inability to obtain adequate financing to fund our expansion;

•	the level of our operating costs, including the amount and manner in which payments to CST are made under the Amended Omnibus Agreement;

•	prevailing economic conditions;

•	regulatory actions affecting the supply of or demand for motor fuel, our operations, our existing contracts or our operating costs; and

•	volatility of prices for motor fuel.
In addition, the actual amount of cash we will have available for distribution will depend on other factors such as:

•	the level of capital expenditures we make;

•	the restrictions contained in our credit facility;

•	our debt service requirements;

•	the cost of acquisitions;

•	fluctuations in our working capital needs;

•	our ability to borrow under our credit facility to make distributions to our unitholders; and

•	the amount, if any, of cash reserves established by our General Partner in its discretion.
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
If we are unable to make acquisitions on economically acceptable terms, our future growth and ability to increase distributions to unitholders will be limited.
Our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions that result in an increase in cash flow. Our growth strategy is based, in large part, on our expectation of ongoing divestitures of retail and wholesale fuel distribution assets by industry participants. We may be unable to make accretive acquisitions for any of the following reasons:

•	we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts for them;

•	we are unable to raise financing for such acquisitions on economically acceptable terms, for example if the market price for our common units declines;

•	we are outbid by competitors; or

•	we or the seller are unable to obtain any necessary consents.
If we are unable to make acquisitions on economically acceptable terms, our future growth and ability to increase distributions to unitholders will be limited. In addition, if we consummate any future acquisitions, our capitalization and results of operations may change significantly. We may also consummate acquisitions, which at the time of consummation we believe will be accretive, but ultimately may not be accretive. If any of these events occurred, our future growth could be adversely affected.
Any acquisitions are subject to substantial risks that could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.
Any acquisitions involve potential risks, including, among other things:

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

•	a failure to realize anticipated benefits, such as increased available distributable cash flow, enhanced competitive position or new customer relationships;

•	the inability to timely and effectively integrate the operations of recently acquired businesses or assets, particularly those in new geographic areas or in new lines of business;

•	a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity to finance the acquisition;

•	the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges;

•	performance from the acquired assets and businesses that is below the forecasts we used in evaluating the acquisition;

•	a significant increase in our working capital requirements;

•	competition in our targeted market areas;

•	customer or key employee loss from the acquired businesses; and

•	diversion of our management’s attention from other business concerns.
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
For the year ended December 31, 2016, motor fuel revenue accounted for 89% of our total revenues and motor fuel gross profit accounted for 40% of total gross profit. Wholesale motor fuel costs are directly related to, and fluctuate with, the price of crude oil. Volatility in the price of crude oil, and subsequently wholesale motor fuel prices, is caused by many factors, including general political conditions, acts of war or terrorism, instability in oil producing regions, particularly in the Middle East and South America, and the value of U.S. dollars relative to other foreign currencies, particularly those of oil producing nations. In addition, the supply of motor fuel and our wholesale purchase costs could be adversely affected in the event of a shortage or oversupply of product, which could result from, among other things, interruptions of fuel production at oil refineries, new supply sources, sustained increases or decreases in global demand or the fact that our motor fuel contracts do not guarantee an uninterrupted, unlimited supply of motor fuel.
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
Oil prices, wholesale motor fuel costs, motor fuel sales volumes, motor fuel gross profits and merchandise sales often experience seasonal fluctuations. For example, consumer demand for motor fuel typically increases during the summer driving season and typically falls during the winter months. Travel, recreation and construction are typically higher in these months in the geographic areas in which we operate, increasing the demand for motor fuel and merchandise that we sell. Therefore, our revenues are typically higher in the second and third quarters of our fiscal year. A significant change in any of these factors, including a significant decrease in consumer demand (other than typical seasonal variations), could materially affect our motor fuel and merchandise volumes, motor fuel gross profit and overall customer traffic, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash available for distributions to our unitholders.
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
Changes in credit or debit card expenses could reduce our gross profit, especially on motor fuel sold at our company operated retail sites.
A significant portion of our sales at our company operated retail sites involve payment using credit or debit cards. We are assessed fees as a percentage of transaction amounts and not as a fixed dollar amount or percentage of our gross profits. Higher motor fuel prices result in higher credit and debit card expenses, and an increase in credit or debit card use or an increase in fees would have a similar effect. Therefore, credit and debit card fees charged on motor fuel purchases that are more expensive as a result of higher motor fuel prices are not necessarily accompanied by higher gross profits. In fact, such fees may cause lower gross profits. Lower gross profits on motor fuel sales caused by higher fees may decrease our overall gross profit and could have a material adverse effect on our business, financial condition, results of operations and cash available for distributions to our unitholders.
General economic conditions that are largely out of our control could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.
Recessionary economic conditions, higher interest rates, higher motor fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors may affect consumer spending or buying habits, and could adversely affect the demand for motor fuel and convenience items we sell at our retail sites. Unfavorable economic conditions, higher motor fuel prices and unemployment levels can affect consumer confidence, spending patterns and miles driven, with many customers “trading down” to lower priced products in certain categories when unfavorable conditions exist. These factors can lead to sales declines in both motor fuel and general merchandise, and in turn have an adverse impact on our business, financial condition and results of operations.
A tightening of credit in the financial markets or an increase in interest rates may make it more difficult for wholesale customers and suppliers to obtain financing and, depending on the degree to which it occurs, there may be a material increase in the nonpayment or other nonperformance by our customers and suppliers. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with these third parties. A material increase in the nonpayment or other nonperformance by our wholesale customers and/or suppliers could adversely affect our business, financial condition, results of operations and cash available for distributions to our unitholders.
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
Developments aimed at reducing greenhouse gas emissions’ contribution to climate change may decrease the demand or increase the cost for our major product, petroleum-based motor fuel. Attitudes toward this product and its relationship to the environment may significantly affect our effectiveness in marketing our product and sales. Government efforts to steer the public toward non-petroleum-based fuel dependent modes of transportation may foster a negative perception toward motor fuel or increase costs for our product, thus affecting the public’s attitude toward our major product. New technologies that increase fuel efficiency or offer alternative vehicle power sources or laws or regulations to increase fuel efficiency, reduce consumption or offer alternative vehicle power sources may result in decreased demand for petroleum-based motor fuel. We may also incur increased costs for our product which we may not be able to pass along to our customers. These developments could potentially have a material adverse effect on our business, financial condition, results of operations and cash available for distributions to our unitholders.
Future tobacco legislation, campaigns to discourage smoking, increased use of tobacco alternatives, increases in tobacco taxes and wholesale cost increases of tobacco products could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.
Sales of tobacco products have historically accounted for a significant portion of our total sales of retail site merchandise. Increases in wholesale cigarette costs and tax increases on tobacco products, as well as future legislation, national and local campaigns to discourage smoking in the U.S., and increased use of tobacco alternatives such as electronic cigarettes, may have an adverse effect on the demand for tobacco products, and therefore reduce our revenues and profits. Competitive pressures in our markets can make it difficult to pass price increases on to our customers. These factors could materially and adversely affect our retail price of cigarettes, cigarette unit volume and sales, merchandise gross profit and overall customer traffic. Reduced sales of tobacco products or smaller gross profits on the sales we make could have a material adverse effect on our business, financial condition, results of operations and cash available for distributions to our unitholders.
Currently, major cigarette manufacturers offer substantial rebates to retailers. We include these rebates as a component of our gross profit. In the event these rebates are no longer offered, or decreased, our profit from cigarette sales will decrease accordingly. In addition, reduced retail display allowances on cigarettes offered by cigarette manufacturers negatively affect gross profits. These factors could materially affect our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition, results of operations and cash available for distributions to our unitholders.
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
In certain areas where our retail sites are located, state or local laws limit the retail sites’ hours of operation or their sale of alcoholic beverages, tobacco products, possible inhalants and lottery tickets, in particular to minors. Failure to comply with these laws could adversely affect our revenues and results of operations because these state and local regulatory agencies have the power to revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of these products or to seek other remedies, such as the imposition of fines or other penalties. Moreover, these laws may impact our sales volumes in general, as customers who purchase certain products such as alcoholic beverages typically buy other products when they shop. Laws that curtail the consumer’s ability to buy certain products at our retail sites may curtail consumer demand for other products that we sell.
If a portion of our workforce were to create or become part of a labor union, we could be forced to increase our compensation levels in order to avoid work disruptions or stoppages. Any appreciable increase in the statutory minimum wage or unionization of our workforce could result in an increase in our labor costs and such cost increase, or the penalties for failing to comply with such statutory minimums, could adversely affect our business, financial condition, results of operations and cash available for distributions to our unitholders.
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
Regulations related to wages and other compensation affect our business. Any appreciable increase in applicable employment laws and regulations, including the statutory minimum wage, exemption levels or overtime regulations could result in an increase in labor costs and such cost increase, or the penalties for failing to comply with such statutory minimums, could adversely affect our business, financial condition, results of operations and cash available for distributions to our unitholders.
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
Our operations are subject to a variety of environmental laws and regulations, including those relating to emissions to the air, discharges into water, releases of hazardous and toxic substances and remediation of contaminated sites. Under various federal, state and local laws and regulations, we may, as the owner or operator, be liable for the costs of removal or remediation of contamination at our current locations or our former locations, whether or not we knew of, or were responsible for, the presence of such contamination. In particular, as an owner and operator of motor fueling stations, we face risks relating to petroleum product contamination that other retail site operators not engaged in such activities would not face. The remediation costs and other costs required to clean up or treat contaminated sites could be substantial. Contamination on and from our current or former locations may subject us to liability to third parties or governmental authorities for injuries to persons, property or natural resources and may adversely affect our ability to sell or rent our properties or to borrow money using such properties as collateral.
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
Additionally, such funds may have eligibility requirements that not all of our sites will meet. To the extent state funds or other responsible parties do not pay or delay payments for remediation, we will be obligated to make these payments, which, in the aggregate, could materially adversely affect our financial condition and results of operations. We can give no assurance that these funds or responsible third parties are or will continue to remain viable. See Note 16 of the notes to consolidated financial statements included elsewhere in this Form 10-K under the caption “Litigation Matters” for a discussion of certain allegations made against us related to the remediation activities of USTs.
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
Our retail sites are located in regions throughout the U.S. that are susceptible to certain severe weather events and potential impacts of climate change, such as hurricanes, severe thunderstorms, snowstorms, tornadoes and extreme heat and cold. Inclement weather conditions could damage our facilities, our suppliers or could have a significant impact on consumer behavior, travel and retail site traffic patterns, as well as our ability to operate our retail sites. We could also be affected by regional occurrences, such as energy shortages or increases in energy prices, fires or other natural disasters. Besides these more obvious consequences of severe weather, our ability to insure these locations and the related cost of such insurance may also affect our business, financial condition, results of operations and cash available for distributions to our unitholders.
We could be adversely affected if we are not able to attract and retain a strong management team.
We are dependent on our ability to attract and retain a strong management team. If, for any reason, we are not able to attract and retain qualified senior personnel, our business, financial condition, results of operations and cash flows could be adversely affected. We also are dependent on our ability to recruit qualified retail site and field managers. If we fail to attract and retain these individuals at reasonable compensation levels, our operating results may be adversely affected.
We depend on three principal suppliers for the majority of our motor fuel. A disruption in supply or a change in our relationship with any one of them could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.
ExxonMobil, BP and Motiva collectively supplied approximately 79% of our motor fuel purchases in 2016. We purchased approximately 30%, 25% and 24% of its motor fuel from ExxonMobil, BP and Motiva, respectively. A change of motor fuel suppliers, a disruption in supply or a significant change in pricing with any of these suppliers could have a material adverse effect on our business.
We rely on our suppliers to provide trade credit terms to adequately fund our on-going operations.
Our business is impacted by the availability of trade credit to fund motor fuel purchases and inventory purchases of our retail sites. An actual or perceived downgrade in our liquidity or operations could cause our suppliers to seek credit support in the form of additional collateral, limit the extension of trade credit or otherwise materially modify their payment terms. Any material changes in the payments terms, including payment discounts, or availability of trade credit provided by our principal suppliers could impact our liquidity, results of operations and cash available for distribution to our unitholders.
Pending or future litigation could adversely affect our financial condition and results of operations. Litigation and publicity concerning motor fuel or food quality, health and other issues could result in significant liabilities or litigation costs and cause consumers to avoid our retail sites.
Retail site businesses can be adversely affected by litigation and complaints from customers or government agencies resulting from motor fuel or food quality, illness or other health or environmental concerns or operating issues stemming from one or more locations. Additionally, we may become a party to individual personal injury, off-specification motor fuel, products liability, consumer protection act, contract disputes, wage and hour unemployment claims and other legal actions in the ordinary course of our business and we are occasionally exposed to industry-wide or class-action claims arising from the products we carry or industry-specific business practices. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing motor fuel, merchandise or food at one or more of our retail sites. We could also incur significant liabilities if a lawsuit or claim results in a decision against us. Even if we are successful in defending such litigation, our litigation costs could be significant, and the litigation may divert time and money away from our operations and adversely affect our performance. Our defense costs and any resulting damage awards may not be fully covered by our insurance policies. Please see Note 16 of the notes to the consolidated financial statements included elsewhere in this Form 10-K.
The dangers inherent in the storage and transport of motor fuel could cause disruptions and could expose us to potentially significant losses, costs or liabilities.
We store motor fuel in storage tanks at our retail sites. These operations are subject to significant hazards and risks inherent in storing and transporting motor fuel. These hazards and risks include, but are not limited to, fires, explosions, traffic accidents, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally imposed fines or cleanup obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others. Any such event could have a material adverse effect on our business, financial condition, results of operations and cash available for distributions to our unitholders.
We depend on transportation providers for the transportation of substantially all of our motor fuel. Thus, a change of providers or a significant change in our relationship with any of these providers could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.
Substantially all of the motor fuel we distribute is transported from motor fuel terminals to gas stations by third party carriers. A change of transportation providers, a disruption in service or a significant change in our relationship with any of these transportation carriers could have a material adverse effect on our business and results of operations.
We are subject to federal, state and local laws and regulations that govern the product quality specifications of the motor fuel that we distribute and sell.
Various federal, state and local agencies have the authority to prescribe specific product quality specifications to the sale of commodities. Changes in product quality specifications, such as reformulated fuels mandates, reduced sulfur content in refined petroleum products, or other more stringent requirements for fuels, could reduce our ability to procure product and our sales volume, require us to incur additional handling costs, and/or require the expenditure of capital. If we are unable to procure product or to recover these costs through increased sales, our ability to meet our financial obligations could be adversely affected. Failure to comply with these regulations could result in substantial penalties.
Our motor fuel sales in our Wholesale segment are generated under contracts that must be renegotiated or replaced periodically. If we are unable to successfully renegotiate or replace these contracts, then our business, financial condition and results of operations and ability to make distributions to unitholders could be adversely affected.
Our Wholesale segment’s motor fuel sales are generated under contracts that must be periodically renegotiated or replaced. As these contracts expire, they must be renegotiated or replaced. We may be unable to renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. Whether these contracts are successfully renegotiated or replaced is often times subject to factors beyond our control. Such factors include fluctuations in motor fuel prices, counterparty ability to pay for or accept the contracted volumes and a competitive marketplace for the services offered by us. If we cannot successfully renegotiate or replace our contracts or must renegotiate or replace them on less favorable terms, sales from these arrangements could decline and our ability to make distributions to its unitholders could be adversely affected.
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
We have a significant amount of debt. At December 31, 2016, we had $467.2 million of total debt and $94.1 million of availability under the CrossAmerica revolving credit facility. Our credit agreement requires, among other things, that we have, after giving effect to any acquisition, at least $20.0 million, in the aggregate, of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Debt” for a discussion of the terms of our amended and restated credit facility entered into in March 2014, as amended in December 2016. Our level of indebtedness could have important consequences to us, including the following:

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
The operating and financial restrictions and covenants in our credit facility and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, our credit facility may restrict our ability to:

•	make distributions if any potential default or event of default occurs;

•	incur additional indebtedness, including the issuance of certain preferred equity interests, or guarantee other indebtedness;

•	grant liens or make certain negative pledges;

•	make certain advances, loans or investments;

•	make any material change to the nature of our business, including mergers, consolidations, liquidations and dissolutions;

•	make certain capital expenditures in excess of specified levels;

•	acquire another company;

•	enter into a sale-leaseback transaction or certain sales or leases of assets;

•	enter into certain affiliate transactions; or

•	make certain repurchases of equity interests.
Our credit facility will limit our ability to pay distributions upon the occurrence of the following events, among others:

•	failure to pay any principal when due or failure to pay any interest, fees or other amounts owing under our credit facility when due, subject to any applicable grace period;

•
failure of any representation or warranty in our credit agreement to be true and correct, and the failure of any representation or warranty in any other agreement delivered in connection with our credit facility to be true and correct in any material respect;

•	failure to perform or otherwise comply with the covenants in our credit facility or in other loan documents beyond the applicable notice and grace period;

•	any default in the performance of any obligation or condition beyond the applicable grace period relating to any other indebtedness of more than $7.5 million;

•	failure of the lenders to have a perfected first priority security interest in the collateral pledged by any loan party;

•	the entry of one or more judgments in excess of $20.0 million, to the extent any payments pursuant to the judgment are not covered by insurance;

•	a change in ownership control of us or our General Partner (other than the change in control related to the Merger);

•	a violation of the Employee Retirement Income Security Act of 1974, or “ERISA”; and

•	a bankruptcy or insolvency event involving us or any of our subsidiaries.
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
The Amended Omnibus Agreement provides that DMI must indemnify us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO at our Predecessor’s sites. DMI is the beneficiary of escrow accounts created to cover the cost to remediate certain environmental liabilities. In addition, DMI maintains insurance policies to cover environmental liabilities and/or, where available, participates in state programs that may also assist in funding the costs of environmental liabilities. There are certain sites that were acquired by us in connection with the IPO with existing environmental liabilities that are not covered by escrow accounts, state funds or insurance policies. As of December 31, 2016, DMI had an aggregate of approximately $1.0 million of environmental liabilities on sites acquired by us that are not covered by escrow accounts, state funds or insurance policies. To the extent escrow accounts, insurance and/or payments from DMI are not sufficient to cover any such costs or expenses, our business, liquidity and results of operations could be adversely affected.
Risks Inherent in an Investment in Us
CST controls, and after the Merger, Couche-Tard will control, us and may have conflicts of interest with us in the future.
CST currently controls, and after the Merger, Couche-Tard will control, our General Partner, including the election of directors; decisions regarding mergers, consolidations or acquisitions, the sale of all or substantially all of our assets and other matters affecting our capital structure; and other significant decisions that could impact our financial results and the amount of cash available for distribution. In addition, CST may compete directly with us for future acquisitions, which may conflict with our core strategy to grow our business and increase distributions to unitholders. As long as CST or Couche-Tard continues to own our General Partner, it will continue to be able to effectively control our decisions.

CST owns, and after the Merger, Couche-Tard will own, the sole member of our General Partner, which has sole responsibility for conducting our business and managing our operations. Our General Partner and its affiliates, including CST, have conflicts of interest with us and limited fiduciary duties and they may favor their own interests to the detriment of us and our unitholders.
CST owns, and after the Merger, Couche-Tard will own, the sole member of and controls our General Partner and has and will have the ability to appoint all of the directors of our Board. Although our General Partner has a legal duty to manage in good faith, the executive officers and directors of our Board have a fiduciary duty to manage our General Partner in a manner beneficial to its owner, CST or Couche-Tard, as applicable. Furthermore, certain officers of our General Partner are directors of our Board or officers of affiliates of our General Partner. Therefore, conflicts of interest may arise in the future between us and our unitholders, on the one hand, and our General Partner, on the other hand. In resolving these conflicts of interest, our General Partner may favor its own interests and the interests of CST or Couche-Tard, as applicable, over our interests and the interests of our common unitholders. These conflicts include the following situations, among others:

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

•
our General Partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the creation, reductions or increases of cash reserves, each of which can affect the amount of cash that is available for distribution to our unitholders, and to the holders of the IDRs;

•
our General Partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus. Such determination can affect the amount of cash available for distribution to our unitholders and to the holders of the IDRs;

•	our General Partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions;

•
our Partnership Agreement permits us to distribute up to $15 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on the IDRs;

•
our Partnership Agreement does not restrict our General Partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf;

•	our General Partner intends to limit its liability regarding our contractual and other obligations;

•	our General Partner may exercise its right to call and purchase our common units if it and its affiliates own more than 80% of our common units;

•	our General Partner controls the enforcement of obligations that it and its affiliates owe to us;

•	our General Partner decides whether to retain separate counsel, accountants or others to perform services for us;

•	the holders of our IDRs may transfer their IDRs without unitholder approval; and

•
our General Partner may elect to cause us to issue common units to the holders of our IDRs in connection with a resetting of the target distribution levels related to the IDRs without the approval of the conflicts committee of the Board or the unitholders. This election may result in lower distributions to the common unitholders in certain situations.

The owner of our General Partner or the Board may modify or revoke our cash distribution policy at any time at their discretion. Our Partnership Agreement does not require us to pay any distributions at all.
The Board has adopted a cash distribution policy pursuant to which we intend to distribute quarterly an amount at least equal to the minimum quarterly distribution of $0.4375 per unit on all of our units to the extent we have sufficient cash from our operations after the establishment of reserves and the payment of our expenses. However, CST or Couche-Tard, as applicable, as the owner of our General Partner or the Board may change such policy at any time at their discretion and could elect not to pay distributions for one or more quarters. In addition, our credit facility includes certain restrictions on our ability to make distributions.
In addition, our Partnership Agreement does not require us to pay any distributions at all. Accordingly, investors are cautioned not to place undue reliance on the permanence of such a policy in making an investment decision. Any modification or revocation of our cash distribution policy could substantially reduce or eliminate the amounts of distributions to our unitholders. The amount of distributions we make, if any, and the decision to make any distribution at all will be determined by CST or Couche-Tard, as applicable, as the owner of our General Partner of the Board, whose interests may differ from those of our common unitholders.
We rely on the employees of CST to provide key management services to our business pursuant to the Amended Omnibus Agreement. If our Amended Omnibus Agreement is terminated, we may not be able to find suitable replacements to perform such services for us without interruption to our business or increased costs.
Under our Amended Omnibus Agreement, CST provides us with the personnel necessary to support our management, administrative and operating services, including accounting, tax, legal, internal audit, risk management and compliance, environmental compliance and remediation management oversight, treasury, information technology and other administrative functions, as well as the management and operation of our wholesale distribution and retail business. If our Amended Omnibus Agreement is terminated, we may suffer interruptions to our business or increased costs to replace these services.
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
In addition, if we distribute a significant portion of our cash available for distribution, our growth may not be as fast as that of businesses that reinvest their cash available for distribution to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our Partnership Agreement or our new credit facility on our ability to issue additional units, provided there is no default under the credit facility, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the cash available for distribution to our unitholders. Our ability to incur debt is limited by the Merger Agreement.

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
Our Partnership Agreement replaces, eliminates and modifies, as applicable, the duties, including the fiduciary duties, of our General Partner, the Board or any committee thereof, and modifies the burden of proof in any action brought against the General Partner, the Board or any committee thereof.
Our Partnership Agreement contains provisions that modify the duties of the General Partner, including the fiduciary duties of the General Partner, and restricts the remedies available to unitholders for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty under Delaware partnership law. For example, our Partnership Agreement:

•
provides that whenever our General Partner, the Board or any committee of the Board makes a determination or takes, or declines to take, any other action in its capacity as the general partner of the Partnership, our General Partner is required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any higher standard under any Delaware Act, or any other law, rule or regulation, or at equity;

•
provides that any determination, act or failure to act by our General Partner will be deemed in good faith unless such party believed such determination, other action or failure to act, given the totality of the circumstance, was adverse to the interests of the Partnership;

•
in any proceeding brought by the Partnership, any limited partner, or any Person who acquires an interest in a Partnership Interest or any other Person who is bound by the Partnership Agreement, challenging such action, determination or failure to act, the Person bringing or prosecuting such proceeding shall have the burden of proving that such determination, action or failure to act was not in good faith;

•
provides that whenever the General Partner makes a determination or takes or declines to take any other action in its individual capacity as opposed to in its capacity as the general partner of the Partnership, whether under the Partnership Agreement or any other agreement contemplated thereby, then the General Partner, or any affiliate thereof, are entitled to the fullest extent permitted by law, to make such determination or to take or decline to take such other action free of any fiduciary duty, duty of good faith, obligation imposed by Delaware Act, law, rule or in equity to the Partnership, any limited partner or any Person who acquires an interest in a Partnership interest or any other Person who is bound by the Partnership Agreement. Examples of decisions that our General Partner may make in its individual capacity include:

◦	how to allocate business opportunities among us and its affiliates;

◦	whether to exercise its call right;

◦	whether to elect to reset target distribution levels; and

◦	whether or not to consent to any merger or consolidation of the Partnership or amendment to the Partnership Agreement.

•
provides that our General Partner and its officers and directors will not be liable for monetary damages to the Partnership or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our General Partner or its officers and directors, as the case may be, acted in bad faith or, in the case of a criminal matter, acted with knowledge that the conduct was criminal;

•
provides that the General Partner may consult with legal counsel, accountants, appraisers, management consultants, investment bankers and other consultants and advisers selected by it, and any act taken or omitted in reliance upon the advice or opinion (including an opinion of counsel) of such persons as to matters that the General Partner reasonably believes to be within such person’s professional or expert competence shall be conclusively presumed to have been done or omitted in good faith and in accordance with such advice or opinion; and

•
provides that our General Partner will not be in breach of its obligations under the Partnership Agreement or its fiduciary duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:

•	approved by the conflicts committee of the Board, although our General Partner is not obligated to seek such approval; or

•	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our General Partner and its affiliates.
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
Pursuant to the terms of our Partnership Agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our General Partner, CST or Couche-Tard, as applicable, or any of their affiliates, including their executive officers and directors. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our General Partner and result in less than favorable treatment of us and our unitholders. Conflicts of interest may arise in the future between us and our unitholders, on the one hand, and the affiliates of our General Partner and CST or Couche-Tard, as applicable, on the other hand. In resolving these conflicts, CST or Couche-Tard, as applicable, may favor their own interests over the interests of our unitholders.
CST or Couche-Tard, as applicable, as the holder of our IDRs, may elect to cause us to issue common units to the holders of our IDRs in connection with a resetting of the target distribution levels related to the IDRs, without the approval of the conflicts committee of the Board or the holders of our common units. This could result in lower distributions to holders of our common units.
The holder of our IDRs, has the right, at any time when the holders of our IDRs have received incentive distributions at the highest level to which they are entitled (50%) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following such a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.
If the holder of our IDRs elects to reset the target distribution levels, it will be entitled to receive a number of common units. The number of common units to be issued to the holder of our IDRs will equal the number of common units that would have entitled the holder of our IDRs to an aggregate quarterly cash distribution in the prior quarter equal to the distributions to the holder of our IDRs on the IDRs in the prior quarter. It is possible that the holder of our IDRs could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions that the holder of our IDRs receives related to the IDRs and may, therefore, desire to be issued common units rather than retain the right to receive IDRs based on the initial target distribution levels. This risk could be elevated if our IDRs are transferred to another party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units to the holder of our IDRs in connection with resetting the target distribution levels.
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
If our unitholders are dissatisfied with the performance of our General Partner, they will have limited ability to remove our General Partner. The vote of the holders of at least 66  2 ⁄ 3 % of all outstanding common units voting together as a single class is required to remove our General Partner. As of February 24, 2017, CST owns approximately 19.8% of our outstanding common units. The Topper Group, including DMI, owns approximately 23.0% of our outstanding common units. Pursuant to a voting agreement, dated October 1, 2014, the Topper Group agreed to vote such units in accordance with the recommendation of the Board, allowing CST or Couche-Tard, as applicable, to effectively block the removal of the General Partner. The voting agreement will remain in effect so long as Mr.Topper is a director or officer of our General Partner or the beneficial owner of 10% or more of the outstanding common units of the Partnership.
Our General Partner interest or the control of our General Partner may be transferred to a third party without unitholder consent.
Our General Partner may transfer its General Partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our Partnership Agreement does not restrict the ability of the members of our General Partner to transfer its membership interests in our General Partner to a third party. The new members of our General Partner would then be in a position to replace the Board and executive officers of our General Partner with their own designees and thereby exert significant control over the decisions taken by the Board and executive officers of our General Partner. This effectively permits a “change of control” without the vote or consent of the unitholders. See “Upon the closing of the Merger, Couche-Tard will control us, and may have conflicts of interest with us” above.
Our General Partner has a call right that may require unitholders to sell their common units at an undesirable time or price.
If at any time our General Partner and its affiliates hold more than 80% of the common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our General Partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our Partnership Agreement that prevents our General Partner from issuing additional common units and exercising its call right. If our General Partner exercised its call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of December 31, 2016, the Topper Group, including DMI, owned approximately 23.0% of our outstanding common units.
The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by the Topper Group, DMI or other large holders.
As of February 24, 2017, we had 33,524,952 common units outstanding. Sales by the Topper Group, DMI or other large holders such as CST or Couche-Tard, as applicable, of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to the Topper Group, including DMI. Under our Partnership Agreement and pursuant to a registration rights agreement that we have entered into, the Topper Group and DMI have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.
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
Our Partnership Agreement does not limit the number of additional limited partner interests, including limited partner interests that rank senior to the common units that we may issue at any time without the approval of our unitholders. The issuance of additional common units or other equity interests of equal or senior rank could have the following effects:

•	our existing unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished;

•	the claims of the common unitholders to our assets in the event of our liquidation may be subordinated; and

•	the market price of our common units may decline.
We are limited by the Merger Agreement in additional units we may issue until the closing of the Merger, which could limit our ability to raise capital for acquisitions and expansion.
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
Prior to making any distribution on our common units, we will pay CST the management fee and reimburse our General Partner and CST for all out-of-pocket third-party expenses they incur and payments they make on our behalf. Our Partnership Agreement provides that our General Partner will determine in good faith the expenses that are allocable to us. In addition, pursuant to the Amended Omnibus Agreement, CST will be entitled to reimbursement for certain expenses that they incur on our behalf. Our Partnership Agreement does not limit the amount of expenses for which our General Partner and CST may be reimbursed. The reimbursement of expenses and payment of fees, if any, to our General Partner and CST will reduce the amount of cash available to pay distributions to our unitholders.
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
Tax Risks
Our tax treatment depends in large part on our status as a partnership for U.S. federal income tax purposes and our otherwise not being subject to a material amount of U.S. federal, state and local income or franchise tax. If the IRS were to treat us as a corporation for U.S. federal income tax purposes or if we were to otherwise be subject to a material amount of additional entity level income, franchise or other taxation for U.S. federal, state or local tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or of an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, these proposals or other similar proposals could eliminate the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
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
Investment in our common units by an organization that is exempt from U.S. federal income tax, such as employee benefit plans, individual retirement accounts, and non-U.S. persons raises issues unique to them. For example, a substantial amount of our U.S. federal taxable income and gain constitute gross income from an unrelated trade or business and the amount thereof allocable to a tax-exempt organization would be taxable to such organization as unrelated business taxable income. Distributions to a non-U.S. person that holds our common units will be reduced by U.S. federal withholding taxes imposed at the highest applicable U.S. federal income tax rate and such non-U.S. person will be required to file U.S. federal income tax returns and pay U.S. federal income tax, to the extent not previously withheld, on his, her or its allocable share of our taxable income and gain. Any tax-exempt organization or a non-U.S. person should consult its tax advisor before investing in our common units.
Our unitholders are subject to state and local income taxes and return filing requirements in states and localities where they do not live as a result of investing in our common units.
In addition to U.S. federal income taxes, our unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct business in Arizona, Arkansas, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Virginia, West Virginia and Wisconsin. Each of these states (other than Florida and Texas) currently imposes a personal income tax on individuals (except that Tennessee only imposes a personal income tax on interest and dividends and New Hampshire only imposes a personal income tax on interest, dividends and gambling winnings) as well as an income, business profits and/or a franchise tax on corporations and other entities. We may own property or conduct business in other states, localities or foreign countries in the future. It is the responsibility of each unitholder to file all U.S. federal, state, local and foreign tax returns. Our counsel has not rendered an opinion on the state, local or non-U.S. tax consequences of an investment in our common units.
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
We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes and allocate them between transferors and transferees of our common units each month based upon the ownership of our common units on the first business day of each month and as of the opening of the applicable exchange on which our common units are listed, instead of on the basis of the date a particular common unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Although simplifying conventions are contemplated by the Code and most publicly traded partnerships use similar simplifying conventions, the use of this method may not be permitted under existing Treasury Regulations as there is no direct or indirect controlling authority on this issue. The Department of the Treasury and the IRS have issued Treasury Regulations that provide a safe harbor pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. The Treasury Regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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
During the period of the loan of common units to the short seller, any of our income, gain, loss or deduction with respect to such common units may not be reportable by the respective unitholder, and any cash distributions received by the unitholder as to those common units could be fully taxable to them as ordinary income. Our counsel has not rendered an opinion regarding the treatment of a unitholder where common units are loaned to a short seller to cover a short sale of common units. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan of their common units are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.
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
We will be considered to have technically terminated as a partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interest in our capital and profits within a twelve-month period. For purposes of determining whether a technical tax termination has occurred, a sale or exchange of 50% or more of the total interest in our capital and profits could occur, if for example, when added to regular market trading, the Topper Group, which owns collectively approximately 23.0% of the total interest in our capital and profits, were to sell or exchange their collective interest in us within a period of twelve months. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which could result in us filing two U.S. federal income tax returns (and unitholders receiving two Schedule K-1s) for one calendar year. However, pursuant to an IRS relief procedure the IRS may allow, among other things, a constructively terminated partnership to provide a single Schedule K-1 for the calendar year in which a termination occurs. Our technical termination could also result in the re-starting of the recovery period for our assets (and, thus, result in a significant deferral of depreciation and amortization deductions allowable in computing our U.S. federal taxable income). In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our technical termination, however, would not affect our classification as a partnership for U.S. federal income tax purposes but instead we would be treated as a new partnership for U.S. federal income tax purposes. If we were treated as a new partnership for U.S. federal income tax purposes, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a technical termination occurred.

If the IRS were to contest the U.S. federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce distributable cash flow to our unitholders.
As part of the Bipartisan Budget Act of 2015, legislation was passed requiring large partnerships to pay federal tax deficiencies at the partnership level, unless the partnership elects to take into account any federal tax deficiency by including the adjustment in the Form K-1s of the partners in the year in which the audit is completed. These rules differ from the current rules which require that the IRS to determine the deficiency at the partnership level, but collect the tax deficiency directly from the partners who were partners in the partnership in the taxable year that was audited. The new rules are effective for our 2015 taxable year, but we may elect to apply the new rules to our 2016 or 2017 taxable yeas. We will evaluate the new audit rules and determine at a later date whether or not to elect early application. We will also determine at a later date whether to pay the tax deficiency, if any, at the partnership level or to include the adjustment in the Form K-1s of the partners.
PROPERTIES
The following table shows the aggregate number of sites we owned or leased by customer groups at December 31, 2016:

	Owned Sites	Leased Sites	Total Sites	Percentage of Total Sites
Lessee dealers	227	241	468	53%
Independent dealers	—	—	—	—
CST	74	—	74	8%
DMS	90	78	168	19%
Commission agents	45	55	100	11%
Company operated retail sites	65	11	76	9%
Total	501	385	886	100%
We conduct business at sites located in Arizona, Arkansas, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Virginia, West Virginia and Wisconsin.
The following table provides a history of our sites acquired, changes between customer groups or sold during 2016:

	Lessee Dealers	CST	DMS	Commission Agents	Company Operated	Total
Number at beginning of period	337	74	207	73	116	807
Acquired	57	—	—	1	37	95
Changes between customer groups	85	—	(33)	24	(76)	—
Sold	(4)	—	—	(1)	—	(5)
Other	(7)	—	(6)	3	(1)	(11)
Number at end of period(a)	468	74	168	100	76	886
(a) This amount excludes 403 independent dealer sites and includes 28 closed sites and 71 sites where CrossAmerica only collects rent.
Our principal executive offices are in Allentown, Pennsylvania in approximately 27,000 square feet of leased office space.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 3. LEGAL PROCEEDINGS
We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damages, environmental damages, employment-related claims and damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. None of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. In all instances, management has assessed the matter based on current information and made a judgment concerning its potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success. Management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainties of litigation.
We are a co-defendant, together with our General Partner, CST and CST Services LLC, in a lawsuit brought by Charles Nifong, a former employee of CST Services LLC who previously provided services to us as Chief Investment Officer and Vice President of Finance (Court of Common Pleas,  Lehigh County, Pennsylvania, case number 2015-1003). The plaintiff alleges breach of contract and associated claims relating to his termination of employment and claimed severance benefits under the EICP totaling approximately $1.6 million. We intend to contest the action vigorously. Under the EICP, we are obligated to pay reasonable legal expenses incurred by the plaintiff in connection with this dispute whether we are successful in our defense or not.
Additional information regarding legal proceedings is included in Note 16 to the financial statements.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of February 24, 2017, we had 33,524,952 common units outstanding, held by approximately 19 holders of record. Our common units are listed and trade on the NYSE under the symbol “CAPL.” Included in the number of common units outstanding are 5,838,830 common units currently owned by CST, which cannot be transferred absent registration with the SEC or an available exemption from the SEC’s registration requirements. See “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”
The following table sets forth, for the periods indicated, the high and low sales prices for our common units, as reported by the NYSE, and cash distributions paid per common unit. The last reported sales price of our common units on the NYSE on February 24, 2017 was $26.38 per share.

	Common Unit Price Range		Cash Distributions Declared Per Unit
	High	Low
2015
First Quarter	$40.87	$32.03	$0.5425
Second Quarter	$35.89	$26.70	$0.5475
Third Quarter	$31.49	$20.00	$0.5625
Fourth Quarter	$27.69	$21.31	$0.5775
2016
First Quarter	$26.65	$17.39	$0.5925
Second Quarter	$25.50	$22.50	$0.5975
Third Quarter	$26.95	$23.01	$0.6025
Fourth Quarter	$27.91	$24.07	$0.6075
Cash Distribution Policy
General
The Board has adopted a policy to make cash distributions per unit each quarter, in an amount determined by the Board following the end of such quarter. In general, we expect that cash distributed for each quarter will equal cash generated from operations less cash needed for maintenance capital expenditures, accrued but unpaid expenses (including the management fee to CST), reimbursement of expenses incurred by our General Partner, debt service and other contractual obligations and reserves for future operating and capital needs or for future distributions to our partners. We expect that the Board will reserve excess cash, from time to time, in an effort to sustain or permit gradual or consistent increases in quarterly distributions. Restrictions in our credit facility could limit our ability to pay distributions upon the occurrence of certain events. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.” The Board may also determine to borrow to fund distributions in quarters when we generate less cash available for distribution than necessary to sustain or grow our cash distributions per unit. The factors that we believe will be the primary drivers of our cash generated from operations are changes in demand for motor fuels, the number of sites to which we distribute motor fuels, the margin per gallon we are able to generate at such sites and the profitability of sites we own and lease.
Our cash distribution policy, established by our General Partner, is to distribute each quarter an amount at least equal to the minimum quarterly distribution of $0.4375 per unit on all units ($1.75 per unit on an annualized basis). The distribution declared by the Board in January 2017 was $0.6125 per unit (or $2.45 per unit on an annualized basis). Our General Partner may determine at any time that it is in the best interest of our Partnership to modify or revoke our cash distribution policy. Modification of our cash distribution policy may result in distributions of amounts less than, or greater than, our minimum quarterly distribution, and revocation of our cash distribution policy could result in no distributions at all. In addition, our credit facility includes certain restrictions on our ability to make cash distributions.

IDRs
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
Minimum Quarterly Distribution
If cash distributions to our unitholders exceed $0.5031 per unit in any quarter, our unitholders and the holders of our IDRs, will receive distributions according to the following percentage allocations:

Total Quarterly Distribution Per Common and Subordinated Unit	Marginal Percentage Interest in Distribution
Target Amount	Unitholders	Holders of IDRs
above $0.5031 up to $0.5469	85%	15%
above $0.5469 up to $0.6563	75%	25%
above $0.6563	50%	50%
Quarterly distribution activity during 2016 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in millions)
March 31, 2016	February 12, 2016	February 24, 2016	$0.5925	$19.6
June 30, 2016	May 19, 2016	May 31, 2016	$0.5975	$19.9
September 30, 2016	August 8, 2016	August 15, 2016	$0.6025	$20.1
December 31, 2016	November 4, 2016	November 15, 2016	$0.6075	$20.4
We expect to continue the practice of paying quarterly cash distributions, though the timing, declaration, amount and payment of future distributions to unitholders will fall within the discretion of the Board. Our indebtedness also restricts our ability to pay distributions. As such, there can be no assurance we will continue to pay distributions in the future.
Subordination Period
On February 25, 2016, the subordination period under the Partnership Agreement ended. At that time, each outstanding subordinated unit converted into one common unit and as such participates pro rata with the other common units in cash distributions.
Unregistered Sales of Equity Securities and Use of Proceeds
We issued an aggregate of 440,266 and 5,398,564 common units to CST in 2016 and 2015 as consideration for asset purchases and settlement of the management fee. These units are restricted and cannot be transferred absent registration with the SEC or an available exemption from the SEC’s registration requirements. These issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. See “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”

Common Unit Repurchase Program
On November 2, 2015, our Board approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing us to repurchase up to an aggregate of $25 million of the common units representing limited partner interests in the Partnership. Under the program, we may make purchases in the open market after November 9, 2015 in accordance with Rule 10b-18 of the Exchange Act, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require us to acquire any specific number of common units and may be suspended or terminated by us at any time without prior notice. The purchases will not be made from any officer, director or control person of CrossAmerica or CST. The Merger Agreement prohibits us from making any further repurchases of our common units. The following table shows the purchases made during the year ended December 31, 2016:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Program
January 1 - March 31, 2016	112,492	$24.47	$2,752,240	$18,644,689
April 1 - June 30, 2016	20,971	$23.86	$500,413	$18,144,276
July 1 - September 30, 2016	—	$—	$—	$18,144,276
October 1 - December 31, 2016	—	$—	$—	$18,144,276
January 1 - December 31, 2016	133,463		$3,252,653	$18,144,276
CrossAmerica Common Unit Purchases by CST
On September 21, 2015, CST announced that the independent executive committee of its board of directors approved a unit purchase program under Rule 10b-18 of the Exchange Act, authorizing CST to purchase up to an aggregate of $50 million of the common units representing limited partner interests in CrossAmerica. The unit purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at CST’s discretion. Through February 24, 2017, CST had purchased $19.8 million, or 804,667 common units, at an average price of $24.64 per common unit, which cannot be transferred absent registration with the SEC or an available exemption from the SEC’s registration requirements. The Merger Agreement prohibits CST from making any further purchases of CrossAmerica common units.
Management Fee Issuance
As approved by the independent conflicts committee of the Board and the executive committee of CST’s board of directors, the Partnership and CST mutually agreed to settle, from time to time, a portion of the full amount due under the terms of the Amended Omnibus Agreement in newly issued common units representing limited partner interests in the Partnership. These issuances of common units were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. We issued the following common units to CST for the periods presented below under the terms of the Amended Omnibus Agreement:

Quarter Ended	Date of Issuance	Number of Common Units Issued
June 30, 2015	July 16, 2015	145,056
September 30, 2015	October 26, 2015	114,256
December 31, 2015	March 31, 2016	145,137
March 31, 2016	May 9, 2016	83,218
June 30, 2016	August 2, 2016	101,087
September 30, 2016	October 27, 2016	110,824
December 31, 2016	*	171,039
* Expected to be issued on February 28, 2017

ITEM 6. SELECTED HISTORICAL CONDENSED CONSOLIDATED AND CONDENSED COMBINED FINANCIAL DATA
The following selected financial data reflect the operating data for the periods and as of the dates indicated. On October 30, 2012, we completed our IPO. At the closing of our IPO, a portion of the business of our Predecessor and its subsidiaries and affiliates was contributed to us. As such, the results of our Predecessor are not comparable to our results as certain assets were not contributed to us as they did not meet our strategic and geographic plan.
To ensure a full understanding, you should read the selected financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and accompanying notes included elsewhere in this Form 10-K.

The financial data below are presented in thousands.

	Consolidated CrossAmerica Partners LP					Combined Lehigh Gas Entities (Predecessor) Period from January 1 to October 30, 2012
	For the Year Ended December 31,				Period from October 31 to December 31, 2012
	2016	2015	2014	2013
Income Statement Data:
Total revenues(a)	$1,869,806	$2,226,271	$2,664,868	$1,936,059	$311,774	$1,573,502
Operating income	32,171	26,017	8,640	30,177	881	15,148
Income (loss) from continuing operations after income taxes	10,715	11,462	(6,171)	18,070	(1,356)	2,805
Net income (loss) attributable to partners	10,704	11,441	(6,162)	18,070	(1,356)	$3,114
Net income (loss) per common and subordinated unit-basic	$0.22	$0.35	$(0.32)	$1.18	$(0.09)	n/a
Net income (loss) per common and subordinated unit-diluted	$0.22	$0.35	$(0.32)	$1.18	$(0.09)	n/a
Operating Data:
Wholesale
Average motor fuel distribution sites	1,128	1,064	923	708	667	576
Gallons of motor fuel distributed (in millions) (b)	1,034.6	1,051.4	887.7	637.8	103.6	501.6
Motor fuel gross margin	$54,112	$58,606	$60,606	$43,850	$9,936	$32,788
Motor fuel gross margin per gallon (c)	$0.052	$0.056	$0.068	$0.069	$0.096	$0.065
Rent income(a)	$74,955	$59,956	$47,348	$40,210	$5,178	$16,044
Retail
Average total system sites	157	202	119	21	n/a	n/a
Gallons of motor fuel sold (in millions)	159.7	211.2	136.5	20.2	n/a	n/a
Motor fuel gross margin per gallon	$0.053	$0.092	$0.059	$0.032	n/a	n/a
Merchandise gross margin percentage	24.6%	26.3%	30.6%	n/a	n/a	n/a
Other Financial Data (unaudited)
Adjusted EBITDA(d)	$103,634	$90,314	$61,424	$54,904	$2,992	$25,804
Distributable Cash Flow(d)	$81,628	$69,733	$44,063	$39,296	$999	(e)
Distributions paid per common unit	$2.4000	$2.2300	$2.0800	$1.7273	$—	(e)

(a)
Prior to 2016, we netted lease executory costs such as real estate taxes, maintenance, and utilities that we paid and re-billed customers against rental income on our statement of operations. During the first quarter of 2016, we began accounting for such amounts as rent income and operating expenses and reflected this change in presentation retrospectively back through 2014. This change resulted in a $10.8 million and $8.9 million increase in rent and other income and operating expenses for the wholesale segment for the years ended December 31, 2015 and 2014, respectively. We did not reflect this change in 2013 or 2012.

(b)	Excludes gallons of motor fuel distributed to sites classified as discontinued operations with respect to the periods presented for our Predecessor.

(c)	Fuel margin per gallon represents (1) total revenues from motor fuel sales, less total cost of revenues from motor fuel sales, divided by (2) total gallons of motor fuel distributed.

(d)	See reconciliation of non-GAAP measures under the heading “Management’s Discussion of Financial Condition and Results of Operations—Results of Operations—Non-GAAP Measures” below.

(e)	Results for these periods were not presented as these non-GAAP financial measures were not used at that time.

	Consolidated CrossAmerica Partners LP
	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$1,350	$1,192	$15,170	$4,115	$4,768
Total current assets (a)	65,407	58,119	76,805	35,496	22,974
Total assets (a) (b)	931,989	861,444	598,446	391,621	317,851
Total current liabilities (a)	75,133	74,898	95,222	38,857	32,153
Long-term debt, excluding current portion (b)	465,119	403,714	226,815	173,509	183,751
Total liabilities (a) (b)	711,178	592,588	407,955	296,950	303,306
Total equity	$220,811	$268,856	$190,491	$94,671	$14,545
(a) Balances as of December 31, 2013 and 2012 were not retrospectively adjusted for the adoption of ASU 2015-17, which related to the presentation of deferred taxes.
(b) Balances as of December 31, 2013 and 2012 were not retrospectively adjusted for the adoption of ASU 2015-03, which related to the presentation of deferred financing costs.

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

•
Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the years ended December 31, 2016, 2015 and 2014, an outlook for our business and non-GAAP financial measures.

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

The following MD&A is intended to help the reader understand our results of operations and financial condition. This section is provided as a supplement to, and should be read in conjunction with, Items 1., 1A. and 8. (which includes our consolidated financial statements) included elsewhere in this Form 10-K.
CST’s Merger Agreement
Under the terms of the Merger Agreement, Circle K Stores Inc. will, through its acquisition of CST, control CST’s interest in the General Partner and CST’s 19.8% limited partner interest in us as well as all of the IDRs. The transaction is subject to the receipt of regulatory approvals in the United States and Canada. The transaction is currently expected to close in the second quarter of 2017. See CST’s Definitive Proxy Statement filed with the SEC on October 11, 2016.
Significant Factors Affecting our Profitability
The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit
Wholesale segment
The prices paid to our motor fuel suppliers for wholesale motor fuel (which affects our cost of sales) are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations. We receive a fixed mark-up per gallon on approximately 87% of gallons sold to our customers. The remaining gallons are primarily DTW priced contracts with our customers. These contracts provide for variable, market based pricing that results in motor fuel gross profit effects similar to retail motor fuel gross profits (as crude oil prices decline, motor fuel gross profit generally increases, as discussed in our Retail segment below). The increase in DTW gross profit results from the acquisition cost of wholesale motor fuel declining at a faster rate as compared to the rate retail motor fuel prices decline. Conversely, our DTW motor fuel gross profit declines when the cost of wholesale motor fuel increases at a faster rate as compared to the rate retail motor fuel prices increase.
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
Changes in our average motor fuel selling price per gallon and gross margin for the periods ended December 31, 2016 and 2015 are directly related to the changes in crude oil and wholesale motor fuel prices over the same period. Variations in our reported revenues and cost of sales are, therefore, primarily related to the price of crude oil and wholesale motor fuel prices and generally not as a result of changes in motor fuel sales volumes, unless otherwise indicated and discussed below.
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

•
On March 29, 2016, we closed on the acquisition of Franchised Holiday Stores and company operated liquor stores from S/S/G Corporation for approximately $52.4 million, including working capital. See Note 3 of the notes to the consolidated financial statements included elsewhere in this report for additional information.

•
On July 7, 2016, CST provided an $18.2 million refund payment to us related to our interest in CST Fuel Supply. See Note 15 of the notes to the consolidated financial statements included elsewhere in this report for additional information.

•
On September 27, 2016, we acquired the State Oil Assets located in the greater Chicago market for approximately $41.9 million, including working capital. See Note 3 of the notes to the consolidated financial statements included elsewhere in this report for additional information.

•
On December 13, 2016, we amended our credit facility to provide additional flexibility to support achieving our growth strategy. See Note 12 of the notes to the consolidated financial statements included elsewhere in this report for additional information.

•
On December 21, 2016, we sold the real property at 17 fee sites acquired in the State Oil Assets acquisition for $25.0 million in proceeds, which were used to repay borrowings under the credit facility. We then leased these sites back under a triple net lease agreement. See Note 11 of the notes to the consolidated financial statements included elsewhere in this report for additional information.

2015

•
In January 2015, we closed on the purchase of a 5% limited partner equity interest in CST Fuel Supply for aggregate consideration of 1.5 million common units. See Notes 3 and 16 of the notes to the consolidated financial statements included elsewhere in this report for additional information.

•
In January 2015, in connection with the joint acquisition by CST and the Partnership of 22 retail sites from Landmark, we acquired the real property of the 22 fee sites for $41.2 million. See Note 3 of the notes to the consolidated financial statements included elsewhere in this report for additional information.

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

•
In July 2015, we closed on the purchase of retail sites from One Stop and certain related assets for $45.0 million, including working capital. See Note 3 of the notes to the consolidated financial statements included elsewhere in this report for additional information.

2014

•
In March 2014, we entered into an amended and restated credit agreement. The amended and restated credit facility is a senior secured revolving credit facility maturing March 4, 2019 with a total borrowing capacity of $550.0 million.

•	In April 2014, we acquired PMI for an aggregate purchase price of $73.5 million, including working capital, which resulted in the acquisition of 87 retail sites in Virginia and West Virginia.

•
In May 2014, we completed our acquisition of 52 wholesale supply contracts, one sub-wholesaler contract, five fee sites, six leasehold sites and certain other assets from affiliates of Atlas Oil Company for an aggregate purchase price of $39.2 million, including working capital.

•	In September 2014, we issued 4.1 million common units resulting in net proceeds of $135.0 million. We used the proceeds to reduce indebtedness outstanding under our credit facility.

•	On October 1, 2014, CST completed the GP Purchase and we entered into the Amended Omnibus Agreement.

•
In November 2014, in connection with the joint acquisition by CST and the Partnership of Nice N Easy, we acquired the real property and underground storage tanks relating to 23 fee sites and the fuel distribution agreements with respect to 25 Nice N Easy retail sites for $53.8 million.

Results of Operations
Consolidated Income Statement Analysis
Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Operating revenues	$1,869,806	$2,226,271	$2,664,868
Cost of sales	1,714,239	2,056,807	2,539,967
Gross profit	155,567	169,464	124,901

Income from CST Fuel Supply equity	16,048	10,528	—
Operating expenses:
Operating expenses	61,074	72,229	47,749
General and administrative expenses	24,156	36,238	36,880
Depreciation, amortization and accretion expense	54,412	48,227	33,285
Total operating expenses	139,642	156,694	117,914
Gain on sales of assets, net	198	2,719	1,653
Operating income	32,171	26,017	8,640
Other income, net	848	396	466
Interest expense	(22,757)	(18,493)	(16,631)
Income (loss) before income taxes	10,262	7,920	(7,525)
Income tax benefit	(453)	(3,542)	(1,354)
Consolidated net income (loss)	10,715	11,462	(6,171)
Net income (loss) attributable to noncontrolling interests	11	21	(9)
Net income (loss) attributable to CrossAmerica limited Partners	10,704	11,441	(6,162)
Distributions to CST as holder of the incentive distribution rights	(3,392)	(1,390)	(245)
Net income (loss) available to CrossAmerica limited Partners	$7,312	$10,051	$(6,407)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Consolidated Results
Operating revenues declined $356.5 million, or 16%, while gross profit declined $13.9 million, or 8%.
Operating revenues
Significant items impacting these results prior to the elimination of intercompany revenues were:

•	A $268.2 million, or 14%, decline in our Wholesale segment revenues primarily attributable to:

◦
A $254.2 million decline (95% of the total decline in Wholesale Segment operating revenues) attributable to a decrease in the wholesale price of our motor fuel. The average daily spot price of West Texas Intermediate crude oil decreased 11% to $43.29 per barrel during 2016, compared to $48.66 per barrel during 2015. The wholesale price of motor fuel is highly correlated to the price of crude oil.

◦
A $29.5 million decrease as a result of the divestiture of low margin wholesale fuel supply contracts and other assets acquired in the PMI acquisition, partially offset by the impact of the Erickson, One Stop, Franchised Holiday Stores and State Oil Assets acquisitions.

◦
Partially offsetting this decline was a $15.0 million increase primarily related to rental income associated with the acquisition from CST of NTI retail sites in July 2015 and the State Oil Assets acquisition as well as converting company operated retail sites to lessee dealer sites.

•	A $205.2 million, or 31%, decline in our Retail segment revenues primarily attributable to:

◦	A decline of $44.6 million primarily attributable to a decrease in the retail price of our motor fuel driven by a decline in wholesale motor fuel prices as noted above.

◦
A decrease of $124.0 million from a 24% decrease in motor fuel volumes sold related to the conversion of company operated retail sites to lessee dealer sites during 2015 and 2016, partially offset by the incremental volume generated by the Franchised Holiday Stores acquisition.

◦
A $36.6 million decline in our merchandise revenues attributable to the conversion of company operated retail sites to lessee dealer sites during 2015 and 2016, partially offset by the incremental merchandise revenues generated by the Franchised Holiday Stores acquisition.

Intersegment revenues
We present the results of operations of our segments consistently with how our management views the business. Therefore, our segments are presented before intersegment eliminations (which consist of motor fuel sold by our Wholesale segment to our Retail segment). As a result, in order to reconcile to our consolidated change in operating revenues, a discussion of the change in intersegment revenues is included in our consolidated MD&A discussion.

•	Our intersegment revenues decreased $116.9 million, primarily attributable to the declines in price and volume discussed above.
Cost of sales
Cost of sales declined $342.6 million as a result of the decline in the wholesale price and gallons sold of motor fuel as noted above. See “Results of Operations—Segment Results” for additional gross profit analyses.
Income from CST Fuel Supply equity
See “Results of Operations—Segment Results—Wholesale” for discussion.
Operating expenses
See “Results of Operations—Segment Results” for additional operating expenses analyses.

General and administrative expenses
General and administrative expenses declined $12.1 million primarily attributable to the integration of prior year acquisitions and other cost savings initiatives, which reduced expenses by approximately $9.9 million. Additionally, equity-based compensation expense decreased $1.2 million as a result of less equity awards being granted in 2016 as compared to 2015.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $6.2 million primarily driven by our 2015 and 2016 acquisitions.
Interest expense
Interest expense increased $4.3 million due to additional borrowings during 2015 and 2016 to fund acquisitions.
Income tax benefit
We recorded income tax benefits of $0.5 million and $3.5 million for 2016 and 2015, respectively. The decrease in the income tax benefit was primarily due to a decrease in the loss generated by our corporate subsidiaries. In addition, we recorded a reduction in the valuation allowance of $0.2 million during 2015.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Consolidated Results
Operating revenues declined $438.6 million, or 16%, while gross profit increased $44.6 million, or 36%.
Operating revenues
Significant items impacting these results prior to the elimination of intercompany revenues were:

•	A $443.7 million, or 19%, decline in our Wholesale segment primarily attributable to:

◦
An $879.7 million decline attributable to a decrease in the wholesale price of our motor fuel. The average daily spot price of WTI crude oil decreased 48% to $48.66 per barrel for 2015, compared to $93.17 per barrel for 2014. The wholesale price of motor fuel is highly correlated to the price of crude oil.

◦	Partially offsetting this decline was a $423.7 million increase primarily related to an 18.4% increase in volume from our 2014 and 2015 acquisitions.

◦
Other revenues increased $13.0 million driven by additional rental income from the Nice N Easy, Landmark and NTI acquisitions, as well as our company operated retail sites being converted to lessee dealer sites during 2015.

•	A $160.1 million, or 31%, increase in our Retail segment primarily attributable to:

◦	An increase of $242.5 million from a 55% increase in motor fuel volumes sold related to the Erickson and One Stop acquisitions.

◦	A $101.1 million increase in our merchandise revenues attributable to retail site operations from our 2014 and 2015 acquisitions.

◦
Partially offsetting these revenue increases was a decline of $183.5 million primarily attributable to a decrease in the retail price of our motor fuel driven by a decline in wholesale motor fuel prices as noted above, as well as converting company operated retail sites to independent dealer sites.

Intersegment revenues
We present the results of operations of our segments consistently with how our management views the business. Therefore, our segments are presented before intersegment eliminations (which consist of motor fuel sold by our Wholesale segment to our Retail segment). As a result, in order to reconcile to our consolidated change in operating revenues, a discussion of the change in intersegment revenues is included in our consolidated MD&A discussion.

•
Our intersegment revenues increased $155.0 million, primarily attributable to an increase in our Wholesale segment selling motor fuel to the retail sites acquired in the One Stop and the Erickson acquisitions, which are included in our Retail segment.

Cost of sales
Cost of sales declined $483.2 million, primarily from the decline in wholesale gasoline prices, which were partially offset by an increase in volumes purchased by our 2014 and 2015 acquisitions. See “Results of Operations—Segment Results” for additional gross profit analyses.
Income from CST Fuel Supply
See “Results of Operations—Segment Results—Wholesale” for discussion.
Operating expenses
See “Results of Operations—Segment Results” for additional operating expenses analyses.

General and administrative expenses
General and administrative expenses declined $0.6 million for the year ended December 31, 2015, compared to the prior year, primarily attributable to a $6.8 million decrease in stock based compensation related to the accelerated vesting as a result of the GP Purchase in 2014. This decrease was offset by higher costs associated with the Erickson and One Stop acquisitions in 2015.
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
Income tax benefit
The income tax benefit increased from $1.4 million for the year ended December 31, 2014 to $3.5 million for the year ended December 31, 2015. The income tax benefit for both periods was due primarily to losses reported by LGWS.

Segment Results
We present the results of operations of our segments consistent with how our management views the business. Therefore, our segments are presented before intersegment eliminations (which consist of motor fuel sold by our Wholesale segment to our Retail segment). These comparisons are not necessarily indicative of future results.
Wholesale
The following table highlights the results of operations and certain operating metrics of our Wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Year Ended December 31,
	2016	2015	2014
Gross profit:
Motor fuel–third party	$29,242	$29,377	$31,193
Motor fuel–intersegment and related party	24,870	29,229	29,413
Motor fuel gross profit	54,112	58,606	60,606
Rent and other(a)	58,672	45,757	34,321
Total gross profit	112,784	104,363	94,927

Income from CST Fuel Supply equity(b)	16,048	10,528	—
Operating expenses(a)	(25,956)	(26,091)	(24,915)
Adjusted EBITDA(c)	$102,876	$88,800	$70,012

Motor fuel distribution sites (end of period):(d)
Motor fuel–third party
Independent dealers(e)	403	370	416
Lessee dealers(f)	420	290	205
Total motor fuel distribution–third party sites	823	660	621

Motor fuel–intersegment and related party
DMS (related party)(g)	153	191	197
CST (related party)	43	43	21
Commission agents (Retail segment)(h)	95	66	75
Company operated retail sites (Retail segment)(i)	73	115	87
Total motor fuel distribution–intersegment and related party sites	364	415	380

Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	749	626	565
Motor fuel-intersegment and related party distribution	379	438	358

	Year Ended December 31,
	2016	2015	2014

Total volume of gallons distributed (in thousands)	1,034,585	1,051,357	887,677

Motor fuel gallons distributed per site per day:(j)
Motor fuel–third party
Total weighted average motor fuel distributed– third party	2,204	2,422	2,391
Independent dealers	2,363	2,733	2,656
Lessee dealers	2,033	1,926	1,924

Motor fuel–intersegment and related party
Total weighted average motor fuel distributed– intersegment and related party	2,914	2,899	2,657
DMS (related party)	2,496	2,486	2,607
CST (related party)	5,013	5,032	3,832
Commission agents (Retail segment)	2,932	2,909	3,101
Company operated retail sites (Retail segment)	2,723	2,824	2,271

Wholesale margin per gallon–total system	$0.052	$0.056	$0.068
Wholesale margin per gallon–third party sites(k)	$0.046	$0.050	$0.058
Wholesale margin per gallon–intersegment and related party	$0.062	$0.063	$0.085

(a)
Prior to 2016, we netted lease executory costs such as real estate taxes, maintenance, and utilities that we paid and re-billed to customers on our statement of operations. During the first quarter of 2016, we began accounting for such amounts as rent income and operating expenses and reflected this change in presentation retrospectively. This change resulted in a $10.8 million and $8.9 million increase in rent and other income and operating expenses for the years ended December 31, 2015 and 2014, respectively.

(b)	Represents income from our equity interest in CST Fuel Supply.

(c)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Results of Operations—Non-GAAP Financial Measures.”

(d)	In addition, as of December 31, 2016 and 2015, we distributed motor fuel to 14 and 17 sub-wholesalers who distributed to additional sites.

(e)
The increase in the independent dealer site count was primarily attributable to 21 independent dealer contracts assigned to us by CST and 25 wholesale fuel supply contracts acquired in the State Oil Assets acquisition, partially offset by a net 13 terminated motor fuel supply contracts that were not renewed.

(f)
The increase in the lessee dealer site count was primarily attributable to converting 77 company operated retail sites in our Retail segment to lessee dealers in our Wholesale segment in 2016 and the 49 sites acquired in the September 2016 State Oil Assets acquisition.

(g)
The decrease in the DMS site count was primarily due to sites converted to a third party lessee dealer or commission agent. Through the first five years of the lease with DMS, the lease agreement allows for a limited number of sites to be removed from the lease by each of DMS and us. This right generally expires October 31, 2017.

(h)	The increase in the commission agent site count was primarily attributable to 25 DMS sites being converted to commission agent sites in 2016.

(i)
The decrease in the company operated retail site count was primarily attributable to 77 company operated retail sites being converted to lessee dealer sites in 2016, partially offset by the 31 Franchised Holiday Stores.

(j)
Does not include the motor fuel gallons distributed to sub-wholesalers. The decrease in independent dealer gallons sold per day are due to the divestiture of commercial wholesale supply contracts associated with the PMI acquisition, whereby gallons distributed are reduced but the site count is not affected.

(k)	Includes the wholesale gross margin for motor fuel distributed to sub-wholesalers.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The results were driven by:
Motor Fuel Gross profit
The $4.5 million decrease in motor fuel gross profit was due to a $3.6 million decline primarily from decreased payment discounts and incentives due to the decline in motor fuel prices as a result of the decrease in crude oil and the remaining decline was primarily due to a decline in motor fuel gallons sold due to the termination of commercial wholesale fuel supply contracts and disposing certain terminal assets acquired in the PMI acquisition, partially offset by the impact of the Erickson, One Stop, Franchised Holiday Stores and State Oil Assets acquisitions. The average daily spot price of West Texas Intermediate crude oil decreased 11% to $43.29 per barrel during 2016, compared to $48.66 during 2015. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”
Rent and other gross profit
Rent and other margin increased $12.9 million primarily as a result of our acquisition from CST of NTI retail sites in July 2015 and the State Oil Assets acquisition in September 2016, as well as converting company operated retail sites to lessee dealer sites.
Income from CST Fuel Supply equity
Income from our investment in CST Fuel Supply increased $5.5 million as a result of the additional 12.5% equity interest we acquired in July 2015, partially offset by CST’s sale of its California and Wyoming retail sites.
Operating expenses
Operating expenses decreased $0.1 million primarily from a $5.2 million cost savings associated with disposing of certain transportation and terminal assets acquired in the PMI acquisition, partially offset by an increase in operating expenses driven by our acquisitions.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The results were driven by:
Motor Fuel Gross profit

•
The decrease in gross profit was due to a decline of $13.2 million in our motor fuel gross profit primarily attributable to a decline in our payment discounts and incentives, which are discussed under the heading “The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit” partially offset by an $11.1 million increase primarily attributable to an increase in motor fuel volume.

Rent and other gross profit

•
Rent and other margin increased $11.4 million primarily from our acquisitions, including the acquisition and leaseback of NTIs with CST, as well as converting company operated retail sites to lessee dealer sites.

Income from CST Fuel Supply

•	We recorded $10.5 million of income from our investment in CST Fuel Supply, which we acquired in January (5%) and July (12.5%) of 2015.
Operating expenses

•
Operating expenses increased $1.2 million primarily as a result of incremental operating expenses from our 2014 and 2015 acquisitions, partially offset by the divestiture of certain PMI assets during 2015.

Retail
The following table highlights the results of operations and certain operating metrics of our Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of retail sites and per gallon amounts):

	Year Ended December 31,
	2016	2015	2014
Gross profit:
Motor fuel	$8,538	$19,444	$8,088
Merchandise and services	30,068	41,690	17,598
Other	4,073	4,014	4,394
Total gross profit	42,679	65,148	30,080
Operating expenses	(35,118)	(46,138)	(22,834)
Acquisition-related costs	212	—	—
Inventory fair value adjustments(a)	91	1,356	1,483
Adjusted EBITDA(b)	$7,864	$20,366	$8,729

Retail sites (end of period):
Commission agents(c)	95	66	75
Company operated retail sites(d)	76	116	87
Total system sites at the end of the period	171	182	162
Total system operating statistics:
Average retail sites during the period(c)(d)	157	202	119
Motor fuel sales (gallons per site per day)	2,780	2,862	3,148
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.053	$0.092	$0.059
Commission agents statistics:
Average retail sites during the period(c)	71	70	64
Motor fuel sales (gallons per site per day)	2,875	2,957	3,086
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.018	$0.023	$0.003
Company operated retail site statistics:
Average retail sites during the period(d)	86	132	54
Motor fuel sales (gallons per site per day)	2,701	2,812	3,221
Motor fuel gross profit per gallon, net of credit card fees	$0.085	$0.130	$0.123
Merchandise and services sales (per site per day)(e)	$3,790	$3,345	$2,902
Merchandise and services gross profit percentage, net of credit card fees	24.6%	26.3%	30.6%

(a)
The inventory fair value adjustments represent the write-offs of the step-up in value ascribed to inventory acquired in the Franchised Holiday Stores acquisition for 2016, the Erickson and One Stop acquisitions for 2015, and the PMI acquisition for 2014.

(b)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Results of Operations—Non-GAAP Financial Measures” below.

(c)	The increase in the commission agent site count was primarily attributable to 25 DMS sites being converted to commission agent sites in 2016.

(d)	The decrease in retail sites relates to the conversion of 77 company operated retail sites to lessee dealer in 2016, partially offset by the 34 Franchised Holiday Stores acquired in 2016.

(e)	Includes the results from car wash sales and commissions from lottery, money orders, air/water/vacuum services and ATM fees.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Gross profit declined $22.5 million, while operating expenses declined $11.0 million.
These results were impacted by:
Gross profit

•
Our motor fuel gross profit decreased $10.9 million attributable to a 24% decrease in volume driven by the conversion of company operated retail sites acquired in prior acquisitions to lessee dealer sites during 2015 and 2016 and a 42% decrease in margin per gallon as a result of crude oil prices being more volatile during the second half of 2015 than the second half of 2016 and the resulting impact on our motor fuel gross margin. The daily spot price of WTI crude oil decreased approximately 35% during the last six months of 2015 compared to an increase of approximately 10% during the same period of 2016. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•
Our merchandise and services gross profit declined $11.6 million as a result of the conversion of company operated retail sites to lessee dealer sites in 2015 and 2016, partially offset by the incremental gross profit generated by the Franchised Holiday Stores acquisition. The decline in our merchandise gross profit percentage was the result of low gross margin items, such as cigarettes, comprising a higher percentage of our merchandise sales as a result of the change in product mix of our stores following our 2015 acquisitions and conversion of company operated retail sites to lessee dealer sites.

Operating expenses

•
An $11.0 million decline in operating expenses attributable to the conversion of company operated retail sites to lessee dealer sites, partially offset by the impact of the Erickson, One Stop and Franchised Holiday Stores acquisitions.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Gross profit increased $35.1 million, while operating expenses increased $23.3 million.
These results were driven by:
Gross profit

•
An $11.4 million increase in our motor fuel gross profit due to an increase in our cents per gallon gross profit associated with the lower wholesale cost of motor fuel and higher volumes associated with our acquisitions.

•
Our merchandise gross profit increased $24.1 million attributable to our acquisitions, while our merchandise gross profit percentage declined. The decline in our merchandise gross profit percentage was the result of low gross margin items, such as cigarettes, comprising a higher percentage of our merchandise sales as a result of our 2015 acquisitions. Additionally, we converted 52 company operated retail sites acquired in the PMI acquisition to lessee dealer sites during 2015, and these sites generally had a higher gross profit product mix.

Operating expenses

•	A $23.3 million increase in operating expenses attributable to our acquisitions.

Non-GAAP Financial Measures
We use non-GAAP financial measures EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio. EBITDA represents net income available to us before deducting interest expense, income taxes and depreciation, amortization and accretion. Adjusted EBITDA represents EBITDA as further adjusted to exclude equity funded expenses related to incentive compensation and the Amended Omnibus Agreement, gains or losses on sales of assets, certain discrete acquisition related costs, such as legal and other professional fees and severance expenses associated with recently acquired companies, and certain other discrete non-cash items arising from purchase accounting. Distributable Cash Flow represents Adjusted EBITDA less cash interest expense, sustaining capital expenditures and current income tax expense. Distribution Coverage Ratio is computed by dividing Distributable Cash Flow by the weighted average diluted common and subordinated units and then dividing that result by the distributions paid per limited partner unit.
EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio are used as supplemental financial measures by management and by external users of our financial statements, such as investors and lenders. EBITDA and Adjusted EBITDA are used to assess our financial performance without regard to financing methods, capital structure or income taxes and the ability to incur and service debt and to fund capital expenditures. In addition, Adjusted EBITDA is used to assess the operating performance of our business on a consistent basis by excluding the impact of items which do not result directly from the wholesale distribution of motor fuel, the leasing of real property, or the day to day operations of our retail site activities. EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio are also used to assess the ability to generate cash sufficient to make distributions to our unit-holders.
We believe the presentation of EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio provides useful information to investors in assessing the financial condition and results of operations. EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio should not be considered alternatives to net income or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio have important limitations as analytical tools because they exclude some but not all items that affect net income. Additionally, because EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio may be defined differently by other companies in our industry, our definitions may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

 The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

Year Ended December 31,
2016	2015	2014
Net income (loss) available to CrossAmerica limited partners	$7,312	$10,051	$(6,407)
Interest expense	22,757	18,493	16,631
Income tax (benefit)	(453)	(3,542)	(1,354)
Depreciation, amortization and accretion	54,412	48,227	33,285
EBITDA	84,028	73,229	42,155
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement(a)	16,060	14,036	11,958
Gain on sales of assets, net	(198)	(2,719)	(1,653)
Acquisition-related costs(b)	3,318	4,412	7,481
Working capital adjustment	335	—	—
Inventory fair value adjustments	91	1,356	1,483
Adjusted EBITDA	103,634	90,314	61,424
Cash interest expense	(20,974)	(16,689)	(13,851)
Sustaining capital expenditures(c)	(798)	(1,318)	(3,104)
Current income tax expense	(234)	(2,574)	(406)
Distributable Cash Flow	$81,628	$69,733	$44,063

Weighted average diluted common and subordinated units	33,367	29,086	19,934	(f)

Distributions paid per limited partner unit(d)	$2.40	$2.23	$2.08
Distribution coverage ratio(e)	1.02	x	1.08	x	1.06	x

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

(c)
Under the First Amended and Restated Partnership Agreement of CrossAmerica, as amended, sustaining capital expenditures are capital expenditures made to maintain our long-term operating income or operating capacity. Examples of sustaining capital expenditures are those made to maintain existing contract volumes, including payments to renew existing distribution contracts, or to maintain our sites in conditions suitable to lease, such as parking lot or roof replacement/renovation, or to replace equipment required to operate the existing business.

(d)
On January 26, 2017, the Board approved a quarterly distribution of $0.6125 per unit attributable to the fourth quarter of 2016. The distribution is payable on February 13, 2017 to all unitholders of record on February 6, 2017.

(e)
The distribution coverage ratio is computed by dividing Distributable Cash Flow by the weighted average diluted common and subordinated units and then dividing that result by the distributions paid per limited partner unit.

(f)	Amount includes approximately 6,000 diluted units that are not included in the calculation of diluted earnings per unit on the face of the income statement because to do so would be anti-dilutive.

The following table reconciles our segment Adjusted EBITDA to consolidated Adjusted EBITDA presented in the table above (in thousands):

	Year Ended December 31,
	2016	2015	2014
Adjusted EBITDA - Wholesale segment	$102,876	$88,800	$70,012
Adjusted EBITDA - Retail segment	7,864	20,366	8,729
Adjusted EBITDA - Total segment	$110,740	$109,166	$78,741

Reconciling items:
Elimination of intersegment profit in ending inventory balance	104	(47)	(106)
General and administrative expenses	(24,156)	(36,238)	(36,880)
Other income, net	848	396	466
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement	16,060	14,036	11,958
Working capital adjustment	335	—	—
Acquisition-related costs	3,106	4,412	7,481
Net (income) loss attributable to noncontrolling interests	(11)	(21)	9
IDR distributions	(3,392)	(1,390)	(245)
Consolidated Adjusted EBITDA	$103,634	$90,314	$61,424

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
Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, acquisitions, and partnership distributions, will depend on our future operating performance, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will, from time to time, consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods.
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
Cash Flows
The following table summarizes cash flow activity (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net Cash Provided by Operating Activities	$79,440	$64,487	$28,531
Net Cash Used in Investing Activities	$(96,906)	$(311,518)	$(156,150)
Net Cash Provided by Financing Activities	$17,624	$233,053	$138,674
Operating Activities
Net cash provided by operating activities increased $15.0 million in 2016 compared to 2015, driven primarily by incremental cash flow generated by our acquisitions. In addition, we settled $3.2 million more in management fees in equity with CST in 2016 compared to 2015.
Net cash provided by operating activities increased $36.0 million in 2015 compared to 2014, driven by incremental cash flow generated by our acquisitions. In addition, we settled $8.9 million in management fees in equity in 2015 whereas all management fees were paid in cash in 2014.
Investing Activities
During 2016, $94.2 million of cash was used in the Franchised Holiday Stores and State Oil Assets acquisitions and $2.9 million for independent dealer and subwholesaler contracts purchased from CST. We also incurred $20.8 million of capital expenditures and received $17.5 million in proceeds from the refund payment related to CST's sale of the California and Wyoming assets. See Note 15 of the notes to consolidated financial statements included elsewhere in this Form 10-K.
During 2015, $167.8 million of cash was used in the Landmark, Erickson and One Stop acquisitions and $141.9 million on the acquisitions of CST’s NTIs and CST Fuel Supply equity interests. We also had $10.2 million in capital expenditures.
During 2014, $163.6 million of cash was used in the PMI, Atlas and Nice N Easy acquisitions and $14.0 million in capital expenditures. We received $15.7 million in proceeds on our sales of the lubricant business acquired as part of the PMI acquisition and the wholesale fuel supply contracts to DMI.

Financing Activities
During 2016, we paid $83.6 million in distributions and purchased $3.3 million in common units under our common unit purchase program. We received $25.0 million in proceeds on the sale-leaseback transaction and had $83.1 million in net borrowings under our credit facility to fund our acquisitions.
During 2015, we received $144.9 million in net proceeds on equity offerings and $158.0 million in net borrowings under our credit facility to fund our acquisitions. We paid $66.1 million in distributions and purchased $3.6 million in common units under our common unit purchase program.
During 2014, we received $135.0 million in net proceeds on equity offerings and $54.1 million in net borrowings under our credit facility to fund our acquisitions. We also paid $41.5 million in distributions.
Refund payment related to CST sale of California and Wyoming assets
On July 7, 2016, as approved by the independent executive committee of the board of directors of CST, CST provided a refund payment to the purchase price paid by us for our interest in CST Fuel Supply. The total refund payment received by us was approximately $18.2 million. See Note 15 of the notes to consolidated financial statements included elsewhere in this Form 10-K.
Distributions
Distribution activity for 2016 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2015	February 12, 2016	February 24, 2016	$0.5925	$19,618
March 31, 2016	May 19, 2016	May 31, 2016	$0.5975	$19,910
June 30, 2016	August 8, 2016	August 15, 2016	$0.6025	$20,125
September 30, 2016	November 4, 2016	November 15, 2016	$0.6075	$20,359
December 31, 2016	February 6, 2017	February 13, 2017	$0.6125	$20,534
IDRs
During 2016 and 2015, we distributed $3.4 million and $1.4 million to CST with respect to the IDRs.
Expiration of the Subordination Period
In accordance with the terms of the Partnership Agreement, on February 25, 2016, the first business day after the payment of the fourth quarter 2015 distribution of $0.5925 per unit, the subordination period under the Partnership Agreement ended. At that time, each of the 7,525,000 outstanding subordinated units converted into one common unit and now participate in distributions pro rata with other common units.
Debt
As of December 31, 2016, our consolidated debt and capital lease obligations consisted of the following (in thousands):

$550 million revolving credit facility	$441,500
Note payable	822
Capital lease obligations	28,455
Total debt and capital lease obligations	470,777
Current portion	2,100
Noncurrent portion	468,677
Deferred financing fees	(3,558)
Total	$465,119
Our revolving credit facility is secured by substantially all of our assets. Our borrowings under the revolving credit facility had a weighted-average interest rate of 3.53% as of December 31, 2016 (LIBOR plus an applicable margin, which was 3.25% as of December 31, 2016). Letters of credit outstanding at December 31, 2016 totaled $6.5 million. The credit facility is secured by substantially all of the assets of CrossAmerica and its subsidiaries. The amount of availability under the revolving credit facility at February 24, 2017, was $84.2 million. In connection with future acquisitions, the revolving credit facility requires, among other things, that we have, after giving effect to such acquisition, at least, in the aggregate, $20 million of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. We are required to maintain a total leverage ratio (as defined in the revolving credit facility) for the most recently completed four fiscal quarters of less than or equal to 4.50 : 1.00, except for the first three full fiscal quarters following a material acquisition with a ratio of 5.00 : 1.00, and a consolidated interest coverage ratio (as defined in the revolving credit facility) of greater than or equal to 2.75 : 1.00. As of December 31, 2016, we were in compliance with these financial covenant ratios. The computation of our total leverage ratio allows for a pro forma application of the EBITDA (as defined in the revolving credit facility) of acquired entities and was 4.16 : 1.00 as of December 31, 2016.
In December 2016, the credit facility was amended as summarized below:

•	Modified certain terms to permit the acquisition of the Partnership’s general partner indirectly by Couche-Tard;

•	Reduced the threshold for qualifying as a “material acquisition” from $50 million to $30 million;

•	Extended the time period from two to three quarters that the leverage ratio following a material acquisition can be 5.00 : 1.00;

•	Created further flexibility to conduct sale leaseback transactions;

•	Increased swing-line loan capacity from $10 million to $25 million; and

•	Certain other operational and technical amendments.
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
Sale Leaseback Transaction
In December 2016, we sold the real property at 17 sites acquired through the State Oil Assets asset acquisition for cash proceeds of $25.0 million, which were used to repay borrowings on the credit facility. We leased these properties for an initial term of 15 years with three renewal options of approximately five years each. Under the triple net lease, annual rent is initially $1.6 million based on a 6.5% capitalization rate and increases every 5 years based on inflation. Because of the continuing involvement we have with the sites through the lease and sublease of the properties, we recorded a liability for the proceeds received and will amortize this liability over the lease term as rent payments are made.
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

The following table outlines our consolidated capital expenditures and acquisitions for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Sustaining capital	$798	$1,318	$3,104
Growth	19,978	8,865	10,868
Acquisitions	97,134	309,702	163,562
Total consolidated capital expenditures and acquisitions	$117,910	$319,885	$177,534
Contractual Obligations
Our contractual obligations as of December 31, 2016 are summarized below (in thousands):

	Payments Due by Period
	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt	$57	$765	$441,500	$—	$—	$—	$442,322
Interest payments on debt	15,484	15,470	2,575	—	—	—	33,529
Capital lease obligations	2,803	2,894	2,986	3,080	3,175	18,590	33,528
Operating lease obligations	17,348	15,375	13,810	11,569	9,093	39,138	106,333
Management fees	10,272	10,272	7,704	—	—	—	28,248
Sale leaseback obligations	6,515	6,603	6,670	6,647	6,738	69,672	102,845
Other liabilities	—	4,887	1,461	1,270	611	38,637	46,866
Total consolidated obligations	$52,479	$56,266	$476,706	$22,566	$19,617	$166,037	$793,671
Interest Payments on Debt
Such amounts include estimates of interest expense related to our credit facility assuming a 3.5% interest rate.
Capital Lease Obligations
We have certain retail site properties under capital leases. Capital lease obligations in the table above include both principal and interest.
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
Our principal executive offices are in Allentown, Pennsylvania, in an office space leased by CST, for which the rent is charged to us as a cost under the Amended Omnibus Agreement. Future lease payments on this office lease are included within operating lease obligations.
Sale Leaseback Obligations
The payments in the table above represent payments on sale-leaseback transactions for which the sale was not recognized as a result of the continuing involvement with the sites. As such, the table above includes the payments under the lease.
Management Fees
The payments in the table above represent contractually obligated payments under the Amended Omnibus Agreement. See Note 15 of the notes to consolidated financial statements included elsewhere in this report for additional information.

Other Liabilities
Other liabilities include asset retirement obligations described in Note 11 of the notes to the consolidated financial statements included elsewhere in this Form 10-K and excludes other liabilities whose payment period or amount is not determinable. For purposes of reflecting amounts for asset retirement obligations in the table above, we have made our best estimate of expected payments based on information available as of December 31, 2016.
Under the terms of various supply agreements, the Partnership is obligated to minimum volume purchases measured in gallons of motor fuel. Future minimum volume purchase requirements are 385 million gallons in 2017, reducing to 25 million gallons in 2021. Future minimum volume purchase requirements from 2022 through 2024 total 75 million gallons. The aggregate dollar amount of the future minimum volume purchase requirements is dependent on the future weighted average wholesale cost per gallon charged under the applicable supply agreements. The amounts and timing of the related payment obligations cannot reasonably be estimated reliably. As a result, payment of these amounts has been excluded from the table above. See Note 16 of the notes to the consolidated financial statements included elsewhere in this report for additional information.
Off-Balance Sheet Arrangements
The Amended Omnibus Agreement contingently requires us to perform environmental remediation work as further discussed in Note 14 of the notes to the consolidated financial statements included elsewhere in this report. We also have operating leases and motor fuel purchase commitments as previously discussed in “Contractual Obligations” and in Note 16 of the notes to the consolidated financial statements included elsewhere in this Form 10-K.
Other Matters Impacting Liquidity and Capital Resources
Concentration of Customers
For the year ended December 31, 2016, we distributed approximately 16% of our total wholesale distribution volumes to DMS and its affiliates and received 26% of our rent income from DMS and its affiliates. For the year ended December 31, 2016, we distributed 8% of our total wholesale distribution volumes to CST and received 21% of our rent income from CST. For the year ended December 31, 2016, we received 9% of our rent income from a lessee dealer that operates many of the sites acquired through the PMI and One Stop acquisitions.
For the year ended December 31, 2015, we distributed approximately 17% of our total wholesale distribution volumes to DMS and its affiliates and received 36% of our rent income from DMS and its affiliates. For the year ended December 31, 2015, we distributed 7% of our total wholesale distribution volumes to CST and received 17% of our rent income from CST. See Note 15 of the notes to the consolidated financial statements included elsewhere in this Form 10-K.
CrossAmerica Common Unit Offering
On June 19, 2015, we closed on the sale to the public of 4.6 million common units for net proceeds of approximately $138.5 million. On July 16, 2015, we closed on the sale of an additional 0.2 million common units for net proceeds of approximately $6.4 million in accordance with the underwriters’ option to purchase additional common units. See Note 15 of the notes to the consolidated financial statements included elsewhere in this report for additional information.
Partnership Common Unit Purchases by CST
On September 21, 2015, CST announced that the independent executive committee of its board of directors approved a common unit purchase program under Rule 10b-18 of the Exchange Act, authorizing CST to purchase up to an aggregate of $50 million of the common units representing limited partner interests in the Partnership. The unit purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at CST’s discretion. CST made no purchases under the common unit purchase program during the year ended December 31, 2016. From inception until December 31, 2016, CST had purchased $19.8 million, or 804,667 common units, at an average price of $24.64 per common unit, which common units cannot be transferred absent registration with the SEC or an available exemption from the SEC’s registration requirements. The Merger Agreement precludes CST from making any further purchases of CrossAmerica common units.

Common Unit Repurchase Program
In November 2015, the Board approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing us to repurchase up to an aggregate of $25 million of the common units representing limited partner interests in the Partnership. Under the program, we may make purchases in the open market in accordance with Rule 10b-18 of the Exchange Act, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require us to acquire any specific number of common units and may be suspended or terminated by us at any time without prior notice. The purchases will not be made from any officer, director or control person of the Partnership or CST. The Merger Agreement precludes us from making any further repurchases of our common units. The following table shows the purchases made through December 31, 2016:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Program
January 1 - December 31, 2015	154,158	$23.37	$3,603,071	$21,396,929
January 1 - March 31, 2016	112,492	$24.47	$2,752,240	$18,644,689
April 1 - June 30, 2016	20,971	$23.86	$500,413	$18,144,276
July 1 - September 30, 2016	—	$—	$—	$18,144,276
October 1 - December 31, 2016	—	$—	$—	$18,144,276
Total	287,621		$6,855,724	$18,144,276
We did not repurchase any common units under the plan subsequent to December 31, 2016.
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
Acquisition of Landmark Assets
In January 2015, in connection with the joint acquisition by CST and CrossAmerica of 22 retail sites from Landmark, we acquired the real property of the 22 fee sites for $41.2 million. See Note 3 of the notes to the consolidated financial statements included elsewhere in this report for additional information.
Acquisition of Erickson
In February 2015, we closed on the purchase of all of the outstanding capital stock of Erickson and certain related assets for an aggregate purchase price of $83.8 million, including working capital and net of cash acquired. See Note 3 of the notes to the consolidated financial statements included elsewhere in this report for additional information.
Purchase of NTI retail sites
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
Acquisition of One Stop
In July 2015, we closed on the purchase of retail sites from One Stop and certain related assets for $45.0 million, including working capital and net of cash acquired. See Note 3 of the notes to the consolidated financial statements included elsewhere in this report for additional information.

Purchase of Wholesale Fuel Supply Contracts from CST
In February 2016, CST sold 21 independent dealer contracts and 11 subwholesaler contracts to us for $2.9 million.
See Note 3 of the notes to the consolidated financial statements included elsewhere in this report for additional information.
Acquisition of Franchised Holiday Stores
On March 29, 2016, we closed on the acquisition of 31 Franchise Holiday Stores and 3 company operated liquor stores from S/S/G Corporation for approximately $52.4 million, including working capital. Of the 34 company operated retail sites, 31 are located in Wisconsin and 3 are located in Minnesota. The acquisition was funded by borrowings under our credit facility.
See Note 3 of the notes to the consolidated financial statements included elsewhere in this report for additional information.
Acquisition of State Oil Assets
On September 27, 2016, we acquired certain assets of State Oil Company located in the greater Chicago market for approximately $41.9 million, including working capital.
See Note 3 of the notes to the consolidated financial statements included elsewhere in this report for additional information.
Contingencies
Legal Matters
See Note 16 under the caption “Litigation Matters” of the notes to the consolidated financial statements included elsewhere in this Form 10-K for a discussion of our legal matters.
Environmental Matters
See Note 14 under the caption “Environmental Matters” of the notes to the consolidated financial statements included elsewhere in this Form 10-K for a discussion of our environmental matters.
Quarterly Results of Operations
See Note 22 included elsewhere in this Form 10-K for financial and operating quarterly data for each quarter of 2016 and 2015.
Outlook
This outlook section does not take into account or give any effect to the impact of CST’s proposed Merger on our business. See “Item 1A. Risk Factors—The pending Merger could adversely impact our business and strategic plans for growth.”
As a result of our recent acquisitions, we expect our total motor fuel volume sold for 2017 to be higher than 2016 volumes. While the U.S. energy markets, including wholesale and retail motor fuel prices, are likely to continue to be volatile in the coming year, crude prices increased in the latter part of 2016 and have remained at those levels in early 2017, which supports the payment terms discount component of our motor fuel gross margin on an absolute basis while this price increase negatively impacts our retail motor fuel gross margin in our Retail Segment. We expect our rent income to increase in 2017 based on our recent acquisitions and our expectation that we will continue to convert company operated retail sites to lessee dealers.
We will continue to evaluate acquisitions on an opportunistic basis. Additionally, we will pursue acquisition targets that fit into our strategy. Whether we will be able to execute acquisitions will depend on market conditions, availability of suitable acquisition targets at attractive terms, accretive to our unitholders, and our ability to finance such acquisitions on favorable terms.

New Accounting Policies
For information on recent accounting pronouncements impacting our business, see Note 2 included elsewhere in this Form 10-K.

Critical Accounting Policies Involving Critical Accounting Estimates
We prepare our financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Note 2 of the notes to the consolidated financial statements included elsewhere in this Form 10-K for a summary of our significant accounting policies.
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
Accounts receivable primarily result from the sale of motor fuels to customers and rental fees for retail sites. The majority of our accounts receivable relate to motor fuel sales that can generally be described as high volume and low margin activities. Credit is extended to a customer based on an evaluation of the customer’s financial condition. In certain circumstances collateral may be required from the customer. Receivables are recorded at face value, without interest or discount.
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
Business Combinations
We account for business combinations in accordance with the guidance under ASC 805–Business Combinations. Acquisitions of assets or entities that include inputs and processes and have the ability to create outputs are accounted for as business combinations. The purchase price is recorded for assets acquired and liabilities assumed based on fair value. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired is recorded as goodwill. The income statement includes the results of operations for each acquisition from their respective date of acquisition.
Determining the fair value of these items requires management’s judgment, the utilization of independent valuation experts and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired, the liabilities assumed and any noncontrolling interest in the investee, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization. For more information on our acquisitions and application of the acquisition method, see Note 3 to the consolidated and statements included elsewhere in this Form 10-K.

Goodwill
Goodwill represents the excess of cost over the fair value of assets of businesses acquired. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level at least annually, and more frequently if events and circumstances indicate that the goodwill might be impaired. The annual impairment testing date of goodwill is October 1.
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
At December 31, 2016, we had $89.1 million of goodwill recorded in our segments. After assessing the totality of events and circumstances, and considering valuation data of our reporting units as provided by a third party independent appraisal firm, we determined that it is more likely than not that the fair value of our reporting units exceed their carrying amounts and therefore goodwill is not impaired at December 31, 2016.
Asset Retirement Obligations
When we install or acquire USTs, we recognize the estimated future cost to remove our USTs over their estimated useful lives. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time a UST is installed. We depreciate the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the UST.
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
As of December 31, 2016 and 2015, our liabilities related to the removal of USTs recorded in the consolidated financial statements were $27.8 million and $23.5 million, respectively. A 10% change in our estimate of anticipated future costs for removal of USTs as of December 31, 2016 would change our asset retirement obligation by approximately $3.4 million. See also Note 11 under the caption “Asset Retirement Obligations” of the notes to the consolidated financial statements included elsewhere in this Form 10-K.
Environmental Liabilities
As of December 31, 2016 and 2015, our environmental reserves recorded in the consolidated financial statements were $4.2 million and $2.8 million, respectively. These environmental reserves represent our estimates for future expenditures for remediation and related litigation associated with contaminated retail sites as a result of releases (e.g. overfills, spills and releases) and are based on current regulations, historical results and certain other factors.
Environmental liabilities that we have recorded are based on internal and external estimates of costs to remediate retail sites. Factors considered in the estimates of the liability are the expected cost and the estimated length of time to remediate each contaminated site. Estimated remediation costs are not discounted because the timing of payments cannot be reasonably estimated. Reimbursements under state trust fund programs are recognized when received because such amounts are insignificant. The adequacy of the liability is evaluated quarterly and adjustments are made based on updated experience at existing retail sites, newly identified retail sites and changes in governmental policy. A 10% change in our estimate of future costs related to environmental liabilities recorded as of December 31, 2016 would change our environmental liabilities and operating expenses by $0.4 million.

See also Note 14 under the caption “Environmental Matters” of the notes to the consolidated financial statements included elsewhere in this Form 10-K.
Tax Matters
As a limited partnership, we are not subject to federal and state income taxes. Income tax attributable to CrossAmerica’s taxable income, which may differ significantly from income for financial statement purposes, is assessed at the individual level of the unit holder. CrossAmerica is subject to a statutory requirement that non-qualifying income, as defined by the Internal Revenue Code, cannot exceed 10% of total gross income for the calendar year. If non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. The non-qualifying income did not exceed the statutory limit in any period.
Certain activities that generate non-qualifying income are conducted through our wholly owned taxable corporate subsidiary, LGWS. Current and deferred income taxes are recognized on the earnings of LGWS. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates.
Valuation allowances are initially recorded and reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset. We consider a number of factors in assessing the realization of a deferred tax asset, including the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies. The amount of deferred tax assets ultimately realized may differ materially from the estimates utilized in the computation of valuation allowances and may materially impact the financial statements in the future. Our valuation allowance at December 31, 2016 and 2015 was $5.5 million and $5.4 million, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
We purchase gasoline and diesel fuel from several suppliers at costs that are subject to market volatility. These purchases are generally made pursuant to contracts or at market prices established with the supplier. We do not currently engage in hedging activities for these purchases due to our pricing structure that allows us to generally pass on price changes to our customers and related parties.
Interest Rate Risk
As of December 31, 2016, we had $441.5 million outstanding on our revolving credit facility. Our outstanding borrowings bear interest at LIBOR plus an applicable margin, which was 3.25% at December 31, 2016. Our borrowings had a weighted-average interest rate at December 31, 2016 of 3.53%. A one percentage point change in our average rate would impact annual interest expense by approximately $4.4 million.
Commodity Price Risk
We have not historically hedged or managed our price risk with respect to our commodity inventories (gasoline and diesel fuel), as the time period between the purchases of our motor fuel inventory and the sales to our customers is very short.
Regarding our supplier relationships, a majority of our total gallons purchased are subject to discounts for prompt payment and other rebates and incentives, which are recorded within cost of sales. Prompt payment discounts are based on a percentage of the purchase price of motor fuel. As such, the dollar value of these discounts increase and decrease corresponding with motor fuel prices. We have not historically hedged or managed our price risk with respect to these terms discounts. Based on our current volumes, we estimate a $10 per barrel change in the price of crude oil would impact our annual wholesale motor fuel gross profit by approximately $2 million related to these payment discounts.
Foreign Currency Risk
Our operations are located in the U.S., and therefore are not subject to foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring companies to file reports with the SEC to include a management report on such company’s internal control over financial reporting in its Form 10-K. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting.
The management of CrossAmerica is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system was designed to provide reasonable assurance to the company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. CrossAmerica management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 version. Based on our assessment, we believe that, as of December 31, 2016, the company’s internal control over financial reporting is effective based on those criteria.
Attestation Report of the Independent Registered Public Accounting Firm
Grant Thornton LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2016. Their report dated February 27, 2017, expressed an unqualified opinion on our internal control over financial reporting, which begins on page 68 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
General Partner and Limited Partners of CrossAmerica Partners LP
We have audited the accompanying consolidated balance sheets of CrossAmerica Partners LP (a Delaware Limited Partnership) and subsidiaries (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in partners’ capital and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CrossAmerica Partners LP and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Arlington, Virginia
February 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
General Partner and Limited Partners of CrossAmerica Partners LP
We have audited the internal control over financial reporting of CrossAmerica Partners LP (a Delaware Limited Partnership) and subsidiaries (the “Partnership”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2016, and our report dated February 27, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Arlington, Virginia
February 27, 2017

CROSSAMERICA PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, except unit data)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$1,350	$1,192
Accounts receivable, net of allowances of $487 and $1,090, respectively	29,251	21,953
Accounts receivable from related parties	12,975	11,003
Inventories	13,164	15,739
Assets held for sale	2,111	3,288
Other current assets	6,556	4,944
Total current assets	65,407	58,119
Property and equipment, net	677,329	628,564
Intangible assets, net	80,760	82,315
Goodwill	89,109	80,821
Other assets	19,384	11,625
Total assets	$931,989	$861,444
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$2,100	$7,608
Accounts payable	34,903	32,577
Accounts payable to related parties	9,958	8,350
Accrued expenses and other current liabilities	15,705	16,545
Motor fuel taxes payable	12,467	9,818
Total current liabilities	75,133	74,898
Debt and capital lease obligations, less current portion	465,119	403,714
Deferred tax liabilities, net	42,923	43,609
Asset retirement obligations	27,750	23,165
Other long-term liabilities	100,253	47,202
Total liabilities	711,178	592,588
Commitments and contingencies
Equity:
CrossAmerica Partners’ Capital
Common units—(33,524,952 and 25,585,922 units issued and outstanding at December 31, 2016 and December 31, 2015, respectively)	221,044	374,458
Subordinated units—affiliates (0 and 7,525,000 units issued and outstanding at December 31, 2016 and December 31, 2015, respectively)	—	(105,467)
Total CrossAmerica Partners’ Capital	221,044	268,991
Noncontrolling interests	(233)	(135)
Total equity	220,811	268,856
Total liabilities and equity	$931,989	$861,444
See Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars, Except Unit and Per Unit Amounts)

	Year Ended December 31,
	2016	2015	2014
Operating revenues(a)	$1,869,806	$2,226,271	$2,664,868
Costs of sales(b)	1,714,239	2,056,807	2,539,967
Gross profit	155,567	169,464	124,901

Income from CST Fuel Supply equity interests	16,048	10,528	—
Operating expenses:
Operating expenses	61,074	72,229	47,749
General and administrative expenses	24,156	36,238	36,880
Depreciation, amortization and accretion expense	54,412	48,227	33,285
Total operating expenses	139,642	156,694	117,914
Gain on sales of assets, net	198	2,719	1,653
Operating income	32,171	26,017	8,640
Other income, net	848	396	466
Interest expense	(22,757)	(18,493)	(16,631)
Income (loss) before income taxes	10,262	7,920	(7,525)
Income tax benefit	(453)	(3,542)	(1,354)
Consolidated net income (loss)	10,715	11,462	(6,171)
Less: net income (loss) attributable to noncontrolling interests	11	21	(9)
Net income (loss) attributable to CrossAmerica limited Partners	10,704	11,441	(6,162)
IDR distributions	(3,392)	(1,390)	(245)
Net income (loss) available to CrossAmerica limited Partners	$7,312	$10,051	$(6,407)
Net income (loss) per CrossAmerica limited partner unit:
Basic earnings (loss) per common unit	$0.22	$0.35	$(0.32)
Diluted earnings (loss) per common unit	$0.22	$0.35	$(0.32)
Basic and diluted earnings (loss) per subordinated unit	$0.22	$0.35	$(0.32)
Weighted-average CrossAmerica limited partner units:
Basic common units	32,159,156	21,462,665	12,402,938

Diluted common units	32,216,004	21,561,403	12,402,938
Basic and diluted subordinated units	1,151,366	7,525,000	7,525,000
Total diluted common and subordinated units	33,367,370	29,086,403	19,927,938

Distribution paid per common and subordinated units	$2.4000	$2.2300	$2.0800
Distribution declared (with respect to each respective period) per common and subordinated units	$2.4200	$2.2800	$2.1100

Supplemental information:
(a) Includes excise taxes of:	$79,537	$99,339	$64,942
(a) Includes revenues from fuel sales to related parties of:	$373,037	$458,731	$764,509
(a) Includes income from rentals of:	$80,594	$65,431	$52,513
(b) Includes expenses from fuel sales to related parties of:	$359,820	$445,237	$735,202
(b) Includes expenses from rentals of:	$19,656	$17,024	$15,078
See Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Consolidated net income (loss)	$10,715	$11,462	$(6,171)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation, amortization and accretion expense	54,412	48,227	33,285
Amortization of deferred financing fees	1,666	1,475	2,780
Amortization of below market leases, net	198	394	236
Provision for losses on doubtful accounts	36	521	618
Deferred income taxes	(686)	(6,116)	(1,760)
Equity-based employees and directors compensation expense	3,927	5,119	11,958
Amended Omnibus Agreement fees: settled in common units	12,133	8,917	—
Gain on sales of assets, net	(198)	(2,719)	(1,653)
Gain on settlement of capital lease obligations	(132)	(25)	(393)
Erickson working capital adjustment	335	—	—
Changes in working capital, net of acquisitions	(2,966)	(2,768)	(10,369)
Net cash provided by operating activities	79,440	64,487	28,531
Cash flows from investing activities:
Proceeds from sale of property and equipment	2,682	6,409	3,504
Proceeds from sale of lubricants business	—	—	10,001
Proceeds from sale of wholesale fuel supply contracts and assignment of leases to DMI	—	—	5,700
Capital expenditures	(20,776)	(10,183)	(13,972)
Principal payments received on notes receivable	794	1,958	2,179
Refund payment related to the sale by CST of California and Wyoming assets	17,528	—	—
Cash paid in connection with acquisitions, net of cash acquired	(94,234)	(167,777)	(163,562)
Cash paid to CST in connection with acquisitions	(2,900)	(141,925)	—
Net cash used in investing activities	(96,906)	(311,518)	(156,150)
Cash flows from financing activities:
Borrowings under the revolving credit facility	214,788	369,495	353,144
Repayments on the revolving credit facility	(131,699)	(211,484)	(299,074)
Proceeds from issuance of common units	—	144,939	135,032
Proceeds from sale leaseback transactions	25,035	—	—
Repurchases of common units	(3,252)	(3,603)	—
Payments of long-term debt and capital lease obligations	(2,262)	(1,983)	(2,048)
Payments of sale leaseback obligations	(734)	(682)	(534)
Debt issuance costs	(694)	—	(3,918)
Repayments from related party	—	2,465	(2,465)
Distributions paid on distribution equivalent rights	(45)	(13)	—
Distributions paid to holders of the IDRs	(3,392)	(1,390)	(245)
Distributions paid to noncontrolling interests	(109)	(125)	(22)
Distributions paid on common and subordinated units	(80,012)	(64,566)	(41,196)
Net cash provided by financing activities	17,624	233,053	138,674
Net increase (decrease) in cash	158	(13,978)	11,055
Cash at beginning of period	1,192	15,170	4,115
Cash at end of period	$1,350	$1,192	$15,170
See Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(Thousands of Dollars, Except Unit and Per Unit Amounts)

	Limited Partners’ Interest
	Common Unitholders		Subordinated Units - Affiliates		General Partner’s Interest	Incentive Distribution Rights	Noncontrolling Interest	Equity
	Units	Dollars	Units	Dollars	Dollars	Dollars	Dollars	Dollars
Balance at December 31, 2013	11,097,348	$168,659	7,525,000	$(73,988)	$—	$—	$—	$94,671
Vesting of incentive and director awards, net of units withheld for taxes	200,356	6,100	—	—	—	—	—	6,100
Proceeds of equity offering and overallotment exercise, net of issuance costs	4,140,000	135,032	—	—	—	—	—	135,032
Sale of wholesale fuel supply contracts and assignment of leases to DMI	—	1,558	—	764	—	—	—	2,322
Net income (loss) and comprehensive income (loss)	—	(3,988)	—	(2,419)	—	245	(9)	(6,171)
Distributions paid	—	(25,544)	—	(15,652)	—	(245)	(22)	(41,463)
Balance at December 31, 2014	15,437,704	281,817	7,525,000	(91,295)	—	—	(31)	190,491
Vesting of incentive and director awards, net of units withheld for taxes	96,812	3,261	—	—	—	—	—	3,261
Issuance of units to CST for the payment of fees due under the Amended Omnibus Agreement	259,312	7,200	—	—	—	—	—	7,200
Issuance of units to CST in connection with sale of fuel supply interests and purchase of NTIs	5,139,252	163,292	—	—	—	—	—	163,292
Distributions to CST in connection with sale of fuel supply interests	—	(182,092)	—	—	—	—	—	(182,092)
Repurchase of common units	(154,158)	(3,603)	—	—	—	—	—	(3,603)
Proceeds of equity offering and overallotment exercise, net of issuance costs	4,807,000	144,939	—	—	—	—	—	144,939
Net income and comprehensive income	—	7,442	—	2,609	—	1,390	21	11,462
Distributions paid	—	(47,798)	—	(16,781)	—	(1,390)	(125)	(66,094)
Balance at December 31, 2015	25,585,922	374,458	7,525,000	(105,467)	—	—	(135)	268,856
Vesting of incentive and director awards, net of units withheld for taxes	107,227	2,606	—	—	—	—	—	2,606
Conversion of subordinated units	7,525,000	(109,673)	(7,525,000)	109,673	—	—	—	—
Issuance of units to CST for the payment of fees due under the Amended Omnibus Agreement	468,645	11,245	—	—	—	—	—	11,245
Distributions to CST in connection with the purchase of independent dealer and subwholesaler contracts	—	(2,900)	—	—	—	—	—	(2,900)
Refund payment related to the sale of California and Wyoming assets	(28,379)	17,528	—	—	—	—	—	17,528
Repurchase of common units	(133,463)	(3,252)	—	—	—	—	—	(3,252)
Net income and comprehensive income	—	7,059	—	253	—	3,392	11	10,715
Distributions paid	—	(75,598)	—	(4,459)	—	(3,392)	(109)	(83,558)
Other	—	(429)	—	—	—	—	—	(429)
Balance at December 31, 2016	33,524,952	$221,044	—	$—	$—	$—	$(233)	$220,811
See Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    DESCRIPTION OF BUSINESS AND OTHER DISCLOSURES
CST’s Merger Agreement
Under the terms of the Merger Agreement, Circle K Stores Inc. will, through its acquisition of CST, control CST’s interest in the General Partner and CST’s 19.8% limited partner interest in CrossAmerica as well as own all of the IDRs. The transaction is subject to the receipt of regulatory approvals in the United States and Canada. The transaction is currently expected to close in the second quarter of 2017.
Description of Business
On October 1, 2014, CST completed the GP Purchase and the IDR Purchase. After the GP Purchase, the name of Lehigh Gas Partners LP was changed to CrossAmerica Partners LP and the name of our General Partner was changed from Lehigh Gas GP LLC to CrossAmerica GP LLC. The General Partner manages our operations and business activities. The General Partner is managed and operated by the executive officers of the General Partner, under the oversight of the Board. As a result of the GP Purchase, CST controls the General Partner and has the right to appoint all members of the Board.
Our business consists of:

•	the wholesale distribution of motor fuels;

•	the retail distribution of motor fuels to end customers at retail sites operated by commission agents or us;

•	the owning or leasing of retail sites used in the retail distribution of motor fuels and, in turn, generating rental income from the lease or sublease of the retail sites; and

•	the operation of retail sites.
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

•
LGWS, which owns and leases (or leases and sub-leases) real estate and personal property used in the retail distribution of motor fuels, as well as provides maintenance and other services to its customers. In addition, LGWS distributes motor fuels on a retail basis and sells convenience merchandise items to end customers at company operated retail sites and sells motor fuel on a retail basis at retail sites operated by commission agents. Income from LGWS generally is not qualifying income under Section 7704(d) of the Internal Revenue Code.

As part of our business strategy with CST, we intend, when favorable market conditions exist and pending approval by the Board’s independent conflicts committee and the approval of the executive committee of the board of directors of CST and mutual agreement upon terms and other conditions, to purchase equity interests at fair market value in CST Fuel Supply, over time. The Merger Agreement prohibits, among other things, CST from selling its tangible and intangible properties or assets to us between August 21, 2016 and completion of the Merger. As such, there can be no assurance we will be able to purchase equity interests in CST Fuel Supply in the future. As of December 31, 2016, our total equity interest in CST Fuel Supply was 17.5%. See Note 15 for discussion of the July 2016 refund of a portion of the purchase price paid in 2015 by the Partnership to CST Fuel Supply associated with the reduction in wholesale distribution volume resulting from CST’s sale of its California and Wyoming assets.

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, we have previously issued common units as consideration in the purchase of equity interests in CST Fuel Supply and the real property associated with some of CST’s NTI retail sites. We have previously issued, and may continue to issue, common units as payment for charges and expenses incurred under the Amended Omnibus Agreement. There is no obligation for the General Partner to accept Partnership common units in lieu of cash for amounts due under the Amended Omnibus Agreement. Pursuant to a unit purchase program announced in September 2015, CST has also acquired our common units through open market purchases. Through December 31, 2016, after giving effect to these transactions, CST owned 19.8% of our limited partner interests.
Concentration Risk
For the years ended December 31, 2016, 2015 and 2014, we distributed approximately 16%, 17% and 25% of our total wholesale distribution volumes to DMS and its affiliates and DMS and its affiliates accounted for approximately 26%, 36% and 47% of our rental income, respectively. For more information regarding transactions with DMS and its affiliates, see Note 15.
For the year ended December 31, 2016, our wholesale business purchased approximately 30%, 25% and 24% of its motor fuel from ExxonMobil, BP and Motiva (Shell), respectively. For the year ended December 31, 2015, our wholesale business purchased approximately 30%, 26% and 26% of its motor fuel from ExxonMobil, BP and Motiva (Shell), respectively. For the year ended December 31, 2014, our wholesale business purchased approximately 37%, 28% and 22% of its motor fuel from ExxonMobil, BP and Motiva (Shell), respectively. No other fuel suppliers accounted for 10% or more of our motor fuel purchases in 2016, 2015 or 2014.
Valero supplied substantially all of the motor fuel purchased by CST Fuel Supply during all periods presented. During the years ended December 31, 2016 and 2015, CST Fuel Supply purchased approximately 1.8 billion and 1.9 billion gallons, respectively, of motor fuel from Valero.
For the years ended December 31, 2016 and 2015, we distributed 8% and 7% of our total wholesale distribution volume to CST retail sites that are not supplied by CST Fuel Supply and received 21% and 17% of our rental income from CST, respectively.
For the year ended December 31, 2016, we received 9% of our rental income from a lessee dealer that operates certain of the retail sites acquired through the PMI and One Stop acquisitions.
Note 2.     SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
These consolidated financial statements were prepared in accordance with U.S. GAAP. These financial statements include the consolidated accounts of CrossAmerica and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain reclassifications were made to prior year lease executory costs to conform to the current year presentation, as discussed further in Note 21. Such reclassifications had no effect on net income or total equity for any periods.
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
Cash and Cash Equivalents
We consider all short-term investments with maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which, for cash equivalents, approximates fair value due to their short-term maturity. We are potentially subject to financial instrument concentration of credit risk through our cash and cash equivalents. We maintain cash and cash equivalents with several major financial institutions. We have not experienced any losses on our cash equivalents.
Receivables
Accounts receivable primarily result from the sales of motor fuels to customers and rental fees for retail sites. The majority of our accounts receivable relate to our motor fuel sales that can generally be described as high volume and low margin activities. Credit

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is extended to a customer based on an evaluation of the customer’s financial condition. In certain circumstances collateral may be required from the customer. Receivables are recorded at face value, without interest or discount.
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
Business Combinations
We account for business combinations in accordance with the guidance under ASC 805–Business Combinations. Acquisitions of assets or entities that include inputs and processes and have the ability to create outputs are accounted for as business combinations. The purchase price is recorded for assets acquired and liabilities assumed based on fair value. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired is recorded as goodwill. The income statement includes the results of operations for each acquisition from their respective date of acquisition.
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

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level at least annually, and tested for impairment more frequently if events and circumstances indicate that the goodwill might be impaired. Our annual impairment testing date is October 1.
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
No goodwill was impaired for any period presented.
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
Environmental Matters
Liabilities for future remediation costs are recorded when environmental assessments from governmental regulatory agencies and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable undiscounted future costs using currently available technology and applying current regulations, as well as our own internal environmental policies, without establishing a range of loss for these liabilities. Environmental liabilities are difficult to assess and estimate due to uncertainties related to the magnitude of possible remediation, the timing of such remediation and the determination of our obligation in proportion to other parties. Such estimates are subject to change due to many factors, including the identification of new retail sites requiring remediation, changes in environmental laws and regulations and their interpretation, additional information related to the extent and nature of remediation efforts and potential improvements in remediation technologies. Amounts recorded for environmental liabilities have not been reduced by possible recoveries from third parties.
Asset Retirement Obligations
We record a liability, which is referred to as an asset retirement obligation, at fair value for the estimated cost to remove USTs used to store motor fuel at owned and leased retail sites at the time we incur that liability, which is generally when the UST is installed or upon entering the lease. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset. We depreciate the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the estimated remaining life of the UST. Accretion expense is reflected in depreciation, amortization and accretion expense. We base our estimates of the anticipated future costs for removal of a UST on our prior experience with removal. Removal costs include the cost to remove the USTs, soil remediation costs resulting from the spillage of small quantities of motor fuel in the normal operations of our business and other miscellaneous costs. We review our assumptions for computing the estimated liability for the removal of USTs on an annual basis. Any change in estimated cash flows is reflected as an adjustment to the liability and the associated asset.

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting
We present our segment reporting in accordance with ASC 280–Segment Reporting and engage in both the wholesale and retail distribution of motor fuels, primarily gasoline and diesel fuel. We present our results to our chief operating decision maker segregated between wholesale and retail activities. As a result, we are deemed to conduct our business in two segments: 1) the wholesale segment and 2) the retail segment. The class of customer and gross margins are sufficiently different between these two businesses to warrant two reportable segments. See Note 21 for additional information.
Revenue Recognition
Revenues are recorded upon delivery of the products to our customers, by which the price is fixed, title to the products is transferred and payment has either been received or collection is reasonably assured.
Revenues from leasing arrangements for which we are the lessor are recognized ratably over the term of the underlying lease.
Lease Accounting
We account for leases in accordance with ASC 840–Leases. We lease certain retail sites from third parties under long-term arrangements with various expiration dates. U.S. GAAP requires leases be evaluated and classified as either operating or capital for financial reporting purposes. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty. Minimum lease payments are expensed on a straight-line basis over the term of the lease including renewal periods that are reasonably assured at the inception of the lease. In addition to minimum lease payments, certain leases require additional contingent payments based on sales volume or future inflation.
We are the lessee in certain sale-leaseback transactions for certain retail sites, and as we have continuing involvement in the underlying retail sites, or the lease agreement has a repurchase feature, the sale-leaseback arrangements are accounted for as financing transactions.
Income Taxes
Our wholly owned taxable subsidiaries recognize deferred income tax assets and liabilities for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis.
Income tax attributable to our earnings and losses, excluding the earnings and losses of our wholly owned taxable subsidiaries, are assessed at the individual level of the unitholder. Accordingly, we do not record a provision for income taxes other than for those earnings and losses generated or incurred by our wholly owned taxable subsidiaries.
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
Cost of Sales
We include in our cost of sales all costs we incur to acquire motor fuel and merchandise, including the costs of purchasing, storing and transporting inventory prior to delivery to our customers. A component of our cost of sales is the discount for prompt payment and other rebates, discounts and incentives offered by our suppliers. Prompt payment discounts from suppliers are based on a percentage of the purchase price of motor fuel and the dollar value of these discounts varies with motor fuel prices. Cost of sales does not include any depreciation of our property and equipment, as these amounts are included in depreciation, amortization and accretion expense on our statements of income.
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

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fuel taxes as the taxes are included in the cost paid for motor fuel and LGWS has no direct responsibility to collect or remit such taxes to the taxing authorities.
Earnings Per Common Unit
In addition to the common and subordinated units, we have identified the IDRs as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the Partnership Agreement. Net income per common unit applicable to limited partners (including common and subordinated unitholders) is computed by dividing the limited partners’ interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units. As discussed in Note 17, all subordinated units converted to common units in the first quarter of 2016.
Financial Instruments
Our financial instruments include cash, accounts receivable, payables, our credit facilities, capital lease obligations, and trade payables. The estimated fair values of these financial instruments approximate their carrying amounts, except for certain debt as discussed in Note 12.
New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09–Revenue from Contracts with Customers (Topic 606), which results in comprehensive new revenue accounting guidance, requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and develops a common revenue standard under U.S. GAAP and International Financial Reporting Standards. Specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. With the issuance of ASU 2015-1, which deferred the effective date by one year, this guidance is effective January 1, 2018. Early adoption is permitted, but no earlier than January 1, 2017. The guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. Management is currently evaluating this new guidance, including how it will apply the guidance at the date of adoption. We do not anticipate adopting this guidance early.
In February 2016, the FASB issued ASU 2016-02–Leases (Topic 842). This standard modifies existing guidance for reporting organizations that enter into leases to increase transparency by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. Management continues to evaluate the impact of this new guidance, but the adoption will have a material impact on our balance sheet. We do not anticipate adopting this guidance early. We intend to apply each of the practical expedients in adopting this new guidance.
In March 2016, the FASB issued ASU 2016-09–Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is issued as part of a simplification initiative involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The approach to adoption is dependent upon which amendments are applicable. Early adoption is permitted. Management is currently evaluating the impact of this new guidance in addition to the timing of adoption.
In January 2017, the FASB issued ASU 2017-01–Business Combinations (Topic 805): Clarifying the Definition of a Business. This standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 is effective for public fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. Management is currently evaluating the impact of this new guidance in addition to the timing of adoption.
In January 2017, the FASB issued ASU 2017-04–Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for a Company's annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. Management is currently evaluating the impact of this new guidance in addition to the timing of adoption.

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain other new financial accounting pronouncements have become effective for our financial statements and the adoption of these pronouncements will not affect our financial position or results of operations, nor will they require any additional disclosures.
Note 3. ACQUISITIONS
Purchase of Wholesale Fuel Supply Contracts from CST
In February 2016, we purchased 21 independent dealer contracts and 11 subwholesaler contracts from CST for $2.9 million. This transaction was approved on behalf of us by the independent conflicts committee of our Board and by the executive committee of the board of directors of CST. See Note 15 of the Condensed Notes to Consolidated Financial Statements for additional information.
Acquisition of Franchised Holiday Stores
On March 29, 2016, we closed on the acquisition of 31 Franchised Holiday Stores and 3 liquor stores from S/S/G Corporation for approximately $52.4 million, including working capital. Of the 34 stores, 31 are located in Wisconsin and 3 are located in Minnesota. The acquisition was funded by borrowings under our credit facility.
The fair value of the assets acquired and liabilities assumed on the date of acquisition were as follows (in thousands):

Current assets (excluding cash and inventories)	$41
Inventories	3,536
Property and equipment	33,055
Intangibles	7,710
Goodwill	9,126
Current liabilities	(56)
Asset retirement obligations	(1,062)
Total consideration, net of cash acquired	$52,350
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
Operating revenue since the date of acquisition was $82.7 million for the year ended December 31, 2016.

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of State Oil Assets
On September 27, 2016, we closed on the acquisition of 57 controlled retail sites (56 fee sites and 1 leased site) and certain other assets of State Oil Company, being operated as 55 lessee dealer accounts and 2 non-fuel tenant locations, as well as 25 independent dealer accounts located in the greater Chicago market for approximately $41.9 million, including working capital.
The preliminary fair value of the assets acquired and liabilities assumed on the date of acquisition were as follows (in thousands):

Current assets (excluding cash and inventories)	914
Inventories	210
Property and equipment	35,291
Intangibles	6,530
Other noncurrent assets	2,720
Current liabilities	(1,261)
Asset retirement obligations	(1,897)
Other long-term liabilities	(623)
Total consideration, net of cash acquired	$41,884
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
Operating revenues since the date of acquisition were $24.6 million for the year ended December 31, 2016.
Management is reviewing the valuation and confirming the result to determine the final purchase price allocation.
Purchase of CST Wholesale Fuel Supply Equity Interests
In January 2015, we closed on the purchase of a 5% limited partner equity interest in CST Fuel Supply in exchange for approximately 1.5 million common units with an aggregate consideration of $60.0 million on the date of closing. In July 2015, we closed on the purchase of an additional 12.5% limited partner equity interest in CST Fuel Supply in exchange for approximately 3.3 million common units and cash in the amount of $17.5 million, with an aggregate consideration of approximately $110.9 million on the date of closing. These transactions were approved by the independent conflicts committee of the Board and the executive committee of, and full board of directors of, CST. Because these transactions were between entities under common control, the excess of the purchase price paid by CrossAmerica over the carrying value recorded on CST’s balance sheet in the amount of $170.0 million is recorded as a distribution to CST in our consolidated equity. See Note 15 for additional information regarding the refund payment related to CST’s sale of California and Wyoming assets.
CST Fuel Supply distributes motor fuel primarily to CST’s retail sites at its cost plus a fixed margin of $0.05 per gallon and has 0 material net assets. CST Fuel Supply distributed approximately 1.8 billion and 1.9 billion gallons of motor fuel during the years ended December 31, 2016 and 2015, respectively.
Acquisition of Landmark
In January 2015, CST and CrossAmerica jointly purchased 22 retail sites from Landmark. CrossAmerica purchased the real property of the 22 fee sites for $41.2 million. During the fourth quarter of 2015, we finalized the valuation of Landmark, the results of which are reproduced in the table below.

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LGWS leases the acquired real property to CST under triple net leases at a lease rate per annum of 7.5% of the fair value of the leased property on the acquisition date and LGW distributes wholesale motor fuel to CST for these retail sites under long term agreements with a fuel gross profit margin of approximately $0.05 per gallon.
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
Acquisition of Erickson
In February 2015, we closed on the purchase of all of the outstanding capital stock of Erickson and separate purchases of certain related assets with an aggregate purchase price of $80.8 million, net of $3.0 million of cash acquired. These transactions resulted in the acquisition of a total of 64 retail sites located in Minnesota, Michigan, Wisconsin and South Dakota.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets (excluding cash and inventories)	$4,202
Inventories	8,484
Property and equipment	75,028
Intangible assets	14,010
Goodwill	26,235
Current liabilities	(16,233)
Deferred tax liabilities	(28,438)
Asset retirement obligations	(2,204)
Other liabilities	(273)
Total consideration, net of cash acquired	$80,811
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
Goodwill recorded is primarily attributable to the deferred tax liabilities arising from the application of purchase accounting. In 2016, we received $0.8 million related to a working capital settlement, reducing net consideration and resulting goodwill. As of December 31, 2015, $9.4 million of the goodwill recorded was assigned to the Wholesale segment and $17.9 million was assigned to the Retail segment. As a result of converting a portion of these retail sites to lessee dealer sites and the resulting reduction in future cash flows in the Retail segment and the expected increase in future cash flows that will be received by the Wholesale segment subsequent to the date of conversion, $5.2 million of the goodwill assigned to the Retail segment at December 31, 2015 was reassigned to the Wholesale segment. See Note 9 for additional information.
Purchase and Lease Back of NTIs with CST
In July 2015, we completed the purchase of real property at 29 NTIs from CST in exchange for approximately 0.3 million common units and cash in the amount of $124.4 million, for an aggregate consideration of $134.0 million on the date of closing. We leased the real property associated with the NTIs back to CST and CST will continue to operate the retail sites pursuant to a triple net

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lease at a lease rate of 7.5%, per annum of the fair value of the property at lease inception. This transaction was approved by the independent conflicts committee of the Board and the executive committee of, and full board of directors of, CST. We accounted for the transactions as entities under common control.
Acquisition of One Stop
In July 2015, we completed the purchase of the 41 company operated One Stop retail site network based in Charleston, West Virginia, along with four commission agent sites, nine dealer fuel supply agreements and one freestanding franchised QSR for approximately $44.6 million in cash, net of cash acquired.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets (excluding cash and inventories)	$1,138
Inventories	4,764
Property and equipment	40,651
Intangible assets	6,032
Goodwill	279
Other assets	132
Current liabilities	(3,617)
Asset retirement obligations	(1,421)
Other liabilities	(3,318)
Total consideration, net of cash acquired	$44,640
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
Pro Forma Results
Our pro forma results, giving effect to the State Oil Assets, Franchised Holiday Stores, Erickson and One Stop acquisitions and assuming an acquisition date of January 1, 2015 for each acquisition, would have been (in thousands, except per unit amounts):

	Year Ended December 31,
	2016	2015
	(unaudited)
Total revenues	$1,996,205	$2,613,011
Net income	$7,208	$6,739
Net income per limited partnership unit	$0.11	$0.18

Note 4. ASSETS HELD FOR SALE
We have classified four and seven retail sites as held for sale at December 31, 2016 and 2015, respectively. These assets are expected to be sold within a year of the date they were initially classified as held for sale. Assets held for sale were as follows (in thousands):

	December 31,	December 31,
	2016	2015
Land	$882	$1,695
Buildings and site improvements	1,054	1,558
Equipment and other	702	1,225
Total	2,638	4,478
Less accumulated depreciation	(527)	(1,190)
Assets held for sale	$2,111	$3,288
During the third quarter of 2015, we sold one site for $1.8 million, resulting in a gain of $1.3 million. In addition, we divested certain assets acquired in the PMI acquisition through several transactions occurring throughout 2015. For the year ended December 31, 2015, total proceeds from these sales amounted to $3.1 million, resulting in net gains of $1.5 million.
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
As further discussed in Note 18, we have accrued for unvested phantom units and vested and unvested profits interests as a liability and adjust that liability on a recurring basis based on the market price of our common units each balance sheet date. Such fair value measurements are deemed Level 1 measurements.
The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of December 31, 2016 and 2015 due to the short-term maturity of these instruments. The fair value of the revolving credit facility approximated its carrying values of $441.5 million as of December 31, 2016 and $358.4 million as of December 31, 2015, due to the frequency with which interest rates are reset and the consistency of the market spread.
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

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

occurs, U.S. GAAP requires the disclosure of the fair value of the asset or liability along with other information, including the gain or loss recognized in income in the period the remeasurement occurred.

Note 6.	RECEIVABLES
Changes in the allowance for doubtful accounts consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance as of beginning of year	$1,090	$754	$136
Increase in allowance charged to expense	36	521	618
Accounts charged against the allowance, net of recoveries	(639)	(185)	—
Balance as of end of year	$487	$1,090	$754
Notes receivable from lessee dealers totaled $3.5 million and $0.8 million as of December 31, 2016 and 2015, respectively, and are included in other current assets and other assets on the consolidated balance sheets.
Note 7. INVENTORIES
Inventories consisted of the following (in thousands):

	December 31,
	2016	2015
Retail site merchandise	$8,374	$11,354
Motor fuel	4,790	4,385
Inventories	$13,164	$15,739
Note 8. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2016	2015
Land	$280,400	$251,632
Buildings and site improvements	346,834	318,530
Leasehold improvements	9,095	8,867
Equipment and other	169,245	140,264
Construction in progress	3,173	3,666
Property and equipment, at cost	808,747	722,959
Accumulated depreciation and amortization	(131,418)	(94,395)
Property and equipment, net	$677,329	$628,564
Other in the table above consists primarily of the assets related to our asset retirement obligations and computer hardware and software.
Approximately $581.7 million of property and equipment, net was used for leasing purposes at December 31, 2016.
We are the lessee in certain sale-leaseback transactions for certain retail sites, and because we have continuing involvement in the underlying retail sites, or the lease agreement has a repurchase feature, the sale-leaseback arrangements are accounted for as lease financing obligations. The table above includes these retail sites, as well as certain leases accounted for as capital leases. The total cost and accumulated amortization of property and equipment recorded by us under sale leaseback transactions and capital leases was $101.0 million and $23.9 million, respectively, at December 31, 2016 and $58.4 million and $17.0 million, respectively, at December 31, 2015.

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 13 for future minimum rental payments on capital lease obligations and Note 11 for future minimum rental payments on sale-leaseback obligations.
Depreciation expense, including amortization of assets recorded under sale-leasebacks and capital lease obligations, was approximately $39.5 million, $33.7 million and $22.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
In addition to the business combinations discussed in Note 3 and the divestitures discussed in Note 4, we sold 4 retail sites during 2014, resulting in a gain of $1.7 million.
Note 9. GOODWILL
Changes in goodwill during the year ended December 31, 2016 consisted of the following (in thousands):

	Wholesale Segment	Retail Segment	Consolidated
Balance at December 31, 2015	$61,548	$19,273	$80,821
Acquisitions	1,720	6,568	8,288
Reassignment	6,489	(6,489)	—
Balance at December 30, 2016	$69,757	$19,352	$89,109
Our business model includes the conversion of retail sites from company operated retail sites to lessee dealers. As a result of these conversions, there is a reduction in future cash flows in the Retail segment and an expected increase in future cash flows that will be received by the Wholesale segment subsequent to the date of conversion. The effect of these conversions, for the period ended December 31, 2016, is a $6.5 million reassignment of goodwill originally assigned to the Retail segment to the Wholesale segment.
Note 10. INTANGIBLE ASSETS
Intangible assets consisted of the following (in thousands):

	December 31, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$118,201	$(44,298)	$73,903	$105,181	$(32,498)	$72,683
Trademarks	1,094	(685)	409	2,494	(1,264)	1,230
Covenant not to compete	4,131	(2,503)	1,628	3,911	(1,600)	2,311
Below market leases	12,081	(7,261)	4,820	11,181	(5,090)	6,091
Total intangible assets	$135,507	$(54,747)	$80,760	$122,767	$(40,452)	$82,315
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
Amortization expense, including amortization of above and below market lease intangible assets, which is classified as rent expense, was $13.7 million, $13.4 million and $11.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Aggregate amortization expense is expected to be $13.6 million, $12.6 million, $10.1 million, $9.9 million, and $9.5 million for the years ending December 31, 2017, 2018, 2019, 2020 and 2021, respectively.

Note 11. ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES
Accrued expenses consisted of the following (in thousands):

	December 31,
	2016	2015
Equity-based incentive compensation	$1,758	$3,266
Professional fees	464	804
Taxes other than income	7,177	3,311
Accrued interest	993	898
Termination benefits	151	1,561
Acquisition costs	—	400
Current portion of sale leaseback obligations	856	734
Current portion of environmental liabilities	1,602	903
Other	2,704	4,668
Total accrued expenses	$15,705	$16,545
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Environmental liabilities	$2,567	$1,850
Security deposits	9,443	7,176
Above market leases	4,841	6,691
Sale leaseback obligations, net of deferred financing fees	77,412	26,918
Other	5,990	4,567
Total other long-term liabilities	$100,253	$47,202

Sale Leaseback Obligations
We are the lessee in certain sale-leaseback transactions for certain retail sites that expire through 2032, and as we have continuing involvement in the underlying retail sites, or the lease agreement has a repurchase feature, the sale-leaseback arrangements are accounted for as lease financing obligations. In lieu of recognizing rent expense for the lease rental payments, we record interest expense, which amounted to $3.3 million, $2.4 million and $2.5 million for 2016, 2015 and 2014, respectively. The future minimum lease payments under sale leaseback financing obligations as of December 31, 2016 are as follows (in thousands):

Sale Leaseback Obligations
2017	$6,515
2018	6,603
2019	6,670
2020	6,647
2021	6,738
Thereafter	69,672
Total future minimum lease payments	102,845
Less interest component	70,371
Present value of minimum lease payments	32,474
Plus net book value of property at end of lease	20,410
Plus deferred gain to be recognized at end of lease	26,261
Gross sale leaseback obligations	79,145
Current portion	856
Long-term portion	78,289
Deferred financing costs, net	877
Long-term portion, net of deferred financing costs	$77,412
Renegotiation of Rocky Top Purchase Obligation
In connection with the Rocky Top acquisition completed in September 2013, we entered into a deferred seller financing arrangement, which obligated us to purchase certain retail sites over a 5-year period for an average of $5.2 million per year beginning in 2016 at an approximately 7.7% capitalization rate. In June 2016, we renegotiated the terms with the sellers, eliminating the deferred seller financing obligation and agreeing to terms of a new lease of the assets for an initial term of 15 years and 8 months with four renewal options of five years each. Under this triple net lease, annual rent is initially $1.8 million based on a 6.5% capitalization rate and increases 1.5% per year. However, because of the continuing involvement we have with the retail sites through the lease and sublease of the properties, we recorded the liability on our balance sheet at fair value on the date of the reclassification, which approximated its carrying value. During the second quarter of 2016, we reclassified the liability from debt and capital lease obligations to lease financing obligations within accrued expenses and other current liabilities and other noncurrent liabilities on the consolidated balance sheet. See Note 12 for additional information.
Sale Leaseback Transaction
In December 2016, we sold the real property at 17 retail sites acquired through the State Oil Assets acquisition for cash proceeds of $25.0 million, which were used to repay borrowings on the credit facility. We lease these properties for an initial term of 15 years with three renewal options of approximately five years each. Under the triple net lease, annual rent is initially $1.6 million based on a 6.5% capitalization rate and increases every 5 years based on inflation. Because of the continuing involvement we have with the retail sites through the lease and sublease of the properties, we recorded a liability for the proceeds received and will amortize this liability over the lease term as rent payments are made.
Asset Retirement Obligations
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
A rollforward of our asset retirement obligation is below (in thousands):

	December 31,
	2016	2015
Beginning balance	$23,484	$19,109
Recognition of asset retirement obligations	3,205	4,098
Changes in estimated cash flows or settlement dates	(291)	(591)
Accretion	1,403	1,189
Obligations settled	(51)	(321)
Total balance	27,750	23,484
Current portion, classified within accrued expenses and other current liabilities	—	319
Long-term portion, classified within noncurrent other liabilities	$27,750	$23,165
Note 12. DEBT
Our balances for long-term debt and capital lease obligations are as follows (in thousands):

	December 31,
	2016	2015
$550 million revolving credit facility	$441,500	$358,412
Financing obligation associated with Rocky Top acquisition	—	26,250
Note payable	822	876
Capital lease obligations	28,455	30,248
Total debt and capital lease obligations	470,777	415,786
Current portion	2,100	7,608
Noncurrent portion	468,677	408,178
Deferred financing fees	(3,558)	(4,464)
Noncurrent portion, net of deferred financing fees	$465,119	$403,714
The following represents principal payments on debt and future minimum lease payments on capital lease obligations for the next five years (in thousands):

	Debt	Capital Lease Obligations	Total
2017	$57	$2,803	$2,860
2018	765	2,894	3,659
2019	441,500	2,986	444,486
2020	—	3,080	3,080
2021	—	3,175	3,175
Thereafter	—	18,590	18,590
Total future minimum lease payments	442,322	33,528	475,850
Less interest component	—	5,073	5,073
Present value of minimum lease payments	442,322	28,455	470,777
Current portion	57	2,043	2,100
Long-term portion	$442,265	$26,412	$468,677

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Renegotiation of Rocky Top Purchase Obligation
As discussed in Note 11, we renegotiated the terms of a deferred seller financing obligation that obligated us to purchase certain retail sites. As a result, during the second quarter of 2016, we reclassified the liability associated with this financing obligation from debt and capital lease obligations to lease financing obligations included within accrued expenses and other current liabilities and other noncurrent liabilities on the consolidated balance sheet. See Note 11 for additional information.
Capital Lease Obligations
In May 2012, the Predecessor Entities entered into a 15-year master lease agreement with renewal options of up to an additional 20 years with Getty. Pursuant to the lease, the Predecessor Entities leased 105 retail sites in Massachusetts, New Hampshire and Maine. The lease was assigned to the Partnership. In December 2012, the agreement was amended to add an additional 25 retail sites in New Jersey. Since then, the agreement has been amended from time to time to add an insignificant number of additional retail sites. We pay fixed rent, which increases 1.5% per year. In addition, the lease requires contingent rent payments based on gallons of motor fuel sold. During the initial 3.5 years of the lease, we were required to make capital expenditures of at least $1.0 million at the New Jersey retail sites, which requirement has been met.
Because the fair value of the land at lease inception was estimated to represent more than 25% of the total fair value of the real property subject to the lease, the land element of the lease was analyzed for operating or capital treatment separately from the rest of the property subject to the lease. The land element of the lease was classified as an operating lease and all of the other property was classified as a capital lease. As such, future minimum lease payments are included in both the capital lease obligations table above as well as the operating lease table in Note 13.
Through December 31, 2016, certain retail sites have been or are in the process of being terminated from the lease. Any property and equipment or capital lease obligations associated with these retail sites were removed from the balance sheet, which resulted in a gain of $0.4 million for 2014, which is classified as a reduction of rent expense.
Credit Facility
The credit facility is a senior secured revolving credit facility maturing on March 4, 2019, with a total borrowing capacity of $550.0 million, under which swing-line loans may be drawn up to $25.0 million and standby letters of credit may be issued up to an aggregate of $45.0 million. The credit facility may be increased, from time to time, upon our written request, subject to certain conditions, up to an additional $100.0 million. Letters of credit outstanding at December 31, 2016 and 2015 totaled $6.5 million and $16.0 million, respectively. The amount of availability at December 31, 2016 under the revolving credit facility, after taking into account outstanding letters of credit and debt covenant constraints, was $94.1 million. In connection with future acquisitions, the revolving credit facility requires, among other things that we have, after giving effect to such acquisition, at least $20.0 million, in the aggregate, of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. All obligations under the credit facility are secured by substantially all of the assets of the Partnership and its subsidiaries.
Outstanding borrowings under the revolving credit facility bear interest at LIBOR plus an applicable margin, which was 3.25% at December 31, 2016. Our borrowings had a weighted-average interest rate of 3.53% at December 31, 2016.
We are required to comply with certain financial covenants under the credit facility. We are required to maintain a total leverage ratio (as defined) for the most recently completed four fiscal quarters of less than or equal to 4.50 : 1.00, except for periods following a material acquisition. The total leverage ratio shall not exceed 5.00 : 1.00 for the first three full fiscal quarters following the closing of a material acquisition. The ratio shall not exceed 5.50 : 1.00 upon the issuance of Qualified Senior Notes (as defined) in the aggregate principal amount of $175.0 million or greater. We are also required to maintain a senior leverage ratio (as defined) after the issuance of Qualified Senior Notes of $175.0 million or greater of less than or equal to 3.00 : 1.00 and a consolidated interest coverage ratio (as defined) of at least 2.75 : 1.00.
The credit facility prohibits us from making distributions to our unitholders if any potential default or event of default occurs or would result from the distribution, or we are not in compliance with our financial covenants. In addition, the credit facility contains various covenants which may limit, among other things, our ability to grant liens; create, incur, assume, or suffer to exist other indebtedness; or make any material change to the nature of our business, including mergers, liquidations, and dissolutions; and make certain investments, acquisitions or dispositions.
In December 2016, the credit facility was amended as summarized below:

•	Modified certain terms to permit the acquisition of our general partner indirectly by Couche-Tard;

•	Reduced the threshold for qualifying as a “material acquisition” from $50 million to $30 million;

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Extended the time period from two to three quarters that the leverage ratio following a material acquisition can be 5.00 : 1.00;

•	Created further flexibility to conduct sale leaseback transactions;

•	Increased swing-line loan capacity from $10 million to $25 million; and

•	Certain other operational and technical amendments.
In connection with the December 2016 amendment, we incurred $0.7 million in deferred financing costs.
Note Payable
In connection with the June 2013 acquisition of certain retail sites in Florida noted previously, we issued a $1.0 million note payable with interest at 4.0%. The note matures July 1, 2018, at which time a balloon payment for all outstanding principal and any unpaid interest is due. The loan is secured by all the real and personal property at these retail sites.
Note 13. OPERATING LEASES
Operating Leases of Retail Sites as Lessee
We lease retail sites from third parties under certain non-cancelable operating leases that expire from time to time through 2030.
The future minimum lease payments under operating leases as of December 31, 2016 were as follows (in thousands):

2017	$17,348
2018	15,375
2019	13,810
2020	11,569
2021	9,093
Thereafter	39,138
Total future minimum lease payments	$106,333
The future minimum lease payments presented above do not include contingent rent based on future inflation, future revenues or volumes, or amounts that may be paid as reimbursements for certain operating costs incurred by the lessor. Most lease agreements include provisions for renewals.
Contingent rent expense, based on gallons sold, was approximately $2.1 million, $1.3 million and $1.0 million for 2016, 2015 and 2014, respectively.
Operating Leases of Retail Sites as Lessor
Motor fuel stations are leased to tenants under operating leases with various expiration dates ranging through 2031.
The future minimum lease payments under non-cancelable operating leases with third parties, CST and DMS as of December 31, 2016 were as follows (in thousands):

	Third Parties	CST	DMS	Total
2017	$31,947	$14,483	$15,541	$61,971
2018	25,564	14,483	15,801	55,848
2019	19,694	14,483	16,038	50,215
2020	15,869	14,483	16,278	46,630
2021	14,157	14,483	16,522	45,162
Thereafter	47,152	48,273	107,579	203,004
Total future minimum lease payments	$154,383	$120,688	$187,759	$462,830

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Through the first five years of the lease with DMS, the lease agreement allows for a limited number of sites to be removed from the lease by each of DMS and us. This right generally expires October 31, 2017.
The future minimum lease payments presented above do not include contingent rent based on future inflation, future revenues or volumes of the lessee, or amounts that may be received as tenant reimbursements for certain operating costs. Most lease agreements include provisions for renewals.
Deferred rent income from straight-line rent relates to the cumulative amount by which straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement and totaled $5.6 million and $3.6 million at December 31, 2016 and 2015, respectively.
Note 14. ENVIRONMENTAL MATTERS
We currently own or lease retail sites where refined petroleum products are being or have been handled. These retail sites and the refined petroleum products handled thereon may be subject to federal and state environmental laws and regulations. Under such laws and regulations, we could be required to remove or remediate containerized hazardous liquids or associated generated wastes (including wastes disposed of or abandoned by prior owners or operators), to remediate contaminated property arising from the release of liquids or wastes into the environment, including contaminated groundwater, or to implement best management practices to prevent future contamination.
We maintain insurance of various types with varying levels of coverage that is considered adequate under the circumstances to cover operations and properties. The insurance policies are subject to deductibles that are considered reasonable and not excessive. In addition, we have entered into indemnification and escrow agreements with various sellers in conjunction with several of their respective acquisitions, as further described below. Financial responsibility for environmental remediation is negotiated in connection with each acquisition transaction. In each case, an assessment is made of potential environmental liability exposure based on available information. Based on that assessment and relevant economic and risk factors, a determination is made whether to, and the extent to which we will assume liability for existing environmental conditions.
The table below presents a rollforward of our environmental liability (in thousands):

	December 31,
	2016	2015
Beginning balance	$2,753	$1,074
Provision for new environmental losses	—	1,228
Changes in estimates for previously incurred losses	1,951	781
Payments	(535)	(330)
Ending balance	4,169	2,753
Current portion	1,602	903
Long-term portion	$2,567	$1,850
At December 31, 2016, we were indemnified by third-party escrow funds, state funds or insurance totaling $4.2 million, which are recorded as indemnification assets. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.
The estimates used in these reserves are based on all known facts at the time and an assessment of the ultimate remedial action outcomes. We will adjust loss accruals as further information becomes available or circumstances change. Among the many uncertainties that impact the estimates are the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment and the possibility of existing legal claims giving rise to additional claims.
Environmental liabilities related to the contributed retail sites have not been assigned to us, and are still the responsibility of certain of the Predecessor Entities. Under the Amended Omnibus Agreement, certain of the Predecessor Entities must indemnify us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence at contributed retail sites prior to the closing of the IPO. Certain of the Predecessor Entities are beneficiaries of escrow accounts created to cover the cost to remediate certain environmental liabilities. In addition, certain of the Predecessor Entities maintain insurance policies to cover environmental liabilities and/or, where available, participate in state programs that may also assist in funding the costs of environmental liabilities. Certain retail sites that were contributed to us were identified as having existing environmental liabilities that are not covered by escrow accounts, state funds or insurance policies. For more information on the Amended Omnibus Agreement, see Note 15.
The following table presents a summary rollforward for 2016 of the Predecessor Entities’ environmental liabilities associated with retail sites contributed to us, on an undiscounted basis (in thousands):

	December 31,
	2016	2015
Beginning balance	$7,027	$7,584
Changes in estimates for previously incurred losses	316	539
Payments	(1,243)	(1,096)
Ending balance	$6,100	$7,027
A significant portion of the Predecessor Entities’ environmental reserves have corresponding indemnification assets. The breakdown of the indemnification assets as of December 31, 2016 is as follows (in thousands):

	December 31,
	2016	2015
Escrowed funds	$1,198	$1,400
State funds	2,431	3,038
Insurance coverage	1,455	580
Total indemnification assets	$5,084	$5,018
Note 15. RELATED-PARTY TRANSACTIONS
Transactions with CST
Fuel Sales and Rental Income
We sell wholesale motor fuel under a master fuel distribution agreement to 43 CST retail sites and lease real property on 74 retail sites to CST under a master lease agreement each having initial 10-year terms. The fuel distribution agreement provides us with a fixed wholesale mark-up per gallon. The master lease agreement is a triple net lease.
Revenues from wholesale fuel sales and real property rental income from CST were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenues from motor fuel sales to CST	$118,745	$135,813	$13,186
Rental income from CST	$17,188	$11,422	$546
Receivables from CST were $4.4 million and $2.3 million at December 31, 2016 and 2015, respectively, related to these transactions.
Amended Omnibus Agreement and Management Fees
We incurred $15.9 million, $15.3 million and $2.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, including incentive compensation costs and non-cash stock-based compensation expense under the Amended Omnibus Agreement, which are recorded as a component of operating expenses and general and administrative expenses in the statement of operations. Effective January 1, 2016, the fixed billing component of the management fee under the Amended Omnibus Agreement was increased to $856,000 per month, which was approved on our behalf by the independent conflicts committee of the Board and by the executive committee of the board of directors of CST. At the end of each calendar year, we and CST have the right to negotiate a reduction or increase to the amounts due under the Amended Omnibus Agreement for such year. CST and we also have the right to negotiate the amount of the annual management fee as circumstances require. Amounts payable to CST related to these transactions were $10.0 million and $8.3 million at December 31, 2016 and 2015, respectively. See Note 17 for additional information on the settlement of amounts due under the Amended Omnibus Agreement that were settled in our common units.

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CST Fuel Supply Equity Interests
CST Fuel Supply provides wholesale motor fuel distribution to the majority of CST’s U.S. Retail retail sites on a fixed markup per gallon. We owned a 17.5% total interest in CST Fuel Supply at December 31, 2016 and 2015. We account for the income derived from our equity interest of CST Fuel Supply as “Income from CST Fuel Supply equity” on our statement of operations, which amounted to $16.0 million and $10.5 million for the years ended December 31, 2016 and 2015, respectively.
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
We purchase the fuel supplied to these 32 retail sites from CST Fuel Supply, of which we own a 17.5% interest, and resell the wholesale motor fuel to the independent dealers and subwholesalers. We purchased $20.4 million of motor fuel from CST Fuel Supply for the year ended December 31, 2016 in connection with these 32 retail sites.
Refund payment related to CST sale of California and Wyoming Assets
In July 2016, CST provided a refund payment to us related to our 17.5% interest in CST Fuel Supply resulting from the sale by CST of 79 retail sites in California and Wyoming to 7-Eleven, Inc. and its wholly-owned subsidiary, SEI Fuel Services, Inc., to which CST Fuel Supply no longer supplies motor fuel. The purpose of the refund payment was to make us whole for the decrease in the value of our interest in CST Fuel Supply arising from sales volume decreases. The total refund payment received by us, as approved by the independent conflicts committee of the Board and by the executive committee of the board of directors of CST, was approximately $18.2 million ($17.5 million in cash with the remainder in CrossAmerica common units owned by CST) and was accounted for as a contribution to equity.
IDR and Common Unit Distributions
We distributed $3.4 million and $1.4 million to CST related to its ownership of our IDRs and $15.5 million and $8.1 million related to its ownership of our common units during the years ended December 31, 2016 and 2015.
Wholesale Motor Fuel Sales and Real Estate Rentals
Revenues from motor fuel sales and rental income from DMS and its affiliates were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenues from motor fuel sales to DMS and its affiliates	$254,292	$322,918	$676,210
Rental income from DMS and its affiliates	$21,208	$23,474	$25,083
Receivables from DMS and its affiliates totaled $8.6 million and $7.3 million at December 31, 2016 and 2015, respectively.
Revenues from rental income from Topstar was $0.5 million, $0.5 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
We lease real estate from certain entities affiliated with Joseph V. Topper, Jr. Rent expense paid to these entities was $0.9 million, $0.9 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Maintenance and Environmental Costs
Certain maintenance and environmental monitoring and remediation activities are performed by a related party of Joseph V. Topper, Jr. as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $1.6 million, $1.3 million, and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aircraft Usage Costs
From time to time, we lease, on a non-exclusive basis, aircraft owned by a group of individuals that includes Joseph V. Topper, Jr. and John B. Reilly, III, members of our Board, as previously approved in August 2013 by the independent conflicts committee of the Board. CrossAmerica incurred an immaterial amount of lease costs related to these aircraft in 2016. Lease costs incurred by us for use of these aircraft were $0.2 million and $0.3 million for the years ended 2015 and 2014, respectively.
Principal Executive Offices
Our principal executive offices are in Allentown, Pennsylvania. Through February 2016, we subleased office space from CST that CST leased from DMI. Since February 2016, we have subleased office space from CST that CST leased from an affiliate of John B. Reilly, III, a director of our Board. The management fee charged by CST to us under the Amended Omnibus Agreement incorporates this rental expense, which amounted to $0.1 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively. In addition, we paid amounts directly to DMI and the affiliate of J.B. Reilly, III amounting to $0.5 million, $0.2 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Note 16. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The future minimum volume purchase requirements under the existing supply agreements are approximate gallons, with a purchase price at prevailing market rates for wholesale distributions. We purchased approximately 869.6 million, 884.6 million and 869.5 million gallons of motor fuel under the existing supply agreements for the years ended December 31, 2016, 2015 and 2014, respectively. The following provides total annual future minimum volume purchase requirements (in thousands of gallons):

2017	385,271
2018	316,362
2019	284,454
2020	32,749
2021	25,000
Thereafter	75,000
Total	1,118,836
In the event for a given contract year we fail to purchase the required minimum volume, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. We did not incur any significant penalties for the periods presented.
Litigation Matters
We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damages, environmental damages, employment-related claims and damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. None of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. In all instances, management has assessed the matter based on current information and made a judgment concerning its potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success. Management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainties of litigation.

We are a co-defendant, together with our General Partner, CST and CST Services LLC, in a lawsuit brought by Charles Nifong, a former employee of CST Services LLC who previously provided services to us as Chief Investment Officer and Vice President of Finance (Court of Common Pleas, Lehigh County, Pennsylvania, case number 2015-1003). The plaintiff alleges breach of contract and associated claims relating to his termination of employment and claimed severance benefits under the EICP totaling approximately $1.6 million. We intend to contest the action vigorously. Under the EICP, we are obligated to pay reasonable legal expenses incurred by the plaintiff in connection with this dispute whether we are successful in our defense or not.

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. PARTNERS’ CAPITAL
In 2016, we issued 107,227 common units (net of units withheld for income taxes) as a result of the vesting of phantom units and conversion of profits interests previously issued primarily to CST employees who provide services principally to CrossAmerica. See Note 18 of the notes to the consolidated financial statements for additional information.
In January 2015, we issued 1,497,946 common units to a subsidiary of CST in connection with the acquisition of a 5% interest in CST Fuel Supply. See Notes 3 and 15 of the notes to the consolidated financial statements for additional information.
In March 2015, we issued 90,671 common units (net of units withheld for income taxes) as a result of the vesting of phantom units previously issued primarily to CST employees who provide services principally to CrossAmerica. See Note 18 of the notes to the consolidated financial statements for additional information.
On June 19, 2015, we closed on the sale of 4.6 million common units for net proceeds of approximately $138.5 million. On July 16, 2015, CrossAmerica closed on the sale of an additional 0.2 million common units for net proceeds of approximately $6.4 million in accordance with the underwriters’ option to purchase additional common units associated with the June offering. CrossAmerica used the net proceeds from this offering to reduce indebtedness outstanding under its revolving credit facility.
On July 1, 2015, we issued 3,303,208 of our common units to a subsidiary of CST in connection with the acquisition of an additional 12.5% equity interest in CST Fuel Supply. See Notes 3 and 15 of the notes to the consolidated financial statements for additional information.
On July 1, 2015, we issued 338,098 of our common units to subsidiaries of CST in connection with the acquisition of real property at 29 NTIs. See Note 3 of the notes to the consolidated financial statements for additional information.
Common Units Issued to CST as Consideration for Amounts Due Under the Terms of the Amended Omnibus Agreement
As approved by the independent conflicts committee of the Board and the executive committee of CST’s board of directors, the Partnership and CST mutually agreed to settle, from time to time, some or all of the amounts due under the terms of the Amended Omnibus Agreement in newly issued common units representing limited partner interests in the Partnership. We issued the following common units to CST as consideration for amounts due under the terms of the Amended Omnibus Agreement:

Period	Date of Issuance	Number of Common Units Issued
Quarter ended June 30, 2015	July 16, 2015	145,056
Quarter ended September 30, 2015	October 26, 2015	114,256
Quarter ended December 31, 2015	March 31, 2016	145,137
Quarter ended March 31, 2016	May 9, 2016	83,218
Quarter ended June 30, 2016	August 2, 2016	101,087
Quarter ended September 30, 2016	October 27, 2016	110,824
Quarter ended December 31, 2016	*	171,039
* Expected to be issued on February 28, 2017

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Unit Repurchase Program
In November 2015, the Board approved a CrossAmerica common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing us to repurchase up to an aggregate of $25.0 million of the common units representing limited partner interests in the Partnership. Under the program, we may make purchases in the open market in accordance with Rule 10b-18 of the Exchange Act, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The CrossAmerica common unit repurchase program does not require us to acquire any specific number of our common units and may be suspended or terminated by us at any time without prior notice. The purchases will not be made from any officer, director or control person of the Partnership or CST. The Merger Agreement prohibits us from making any further repurchases of our common units. The following table shows the purchases made through December 31, 2016:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Program
January 1 - December 31, 2015	154,158	$23.37	$3,603,071	$21,396,929
January 1 - March 31, 2016	112,492	$24.47	$2,752,240	$18,644,689
April 1 - June 30, 2016	20,971	$23.86	$500,413	$18,144,276
July 1 - September 30, 2016	—	$—	$—	$18,144,276
October 1 - December 31, 2016	—	$—	$—	$18,144,276
Total	287,621		$6,855,724	$18,144,276
CST Purchases of CrossAmerica Common Units
On September 21, 2015, CST announced that the independent executive committee of its board of directors approved a CrossAmerica common unit purchase program under Rule 10b-18 of the Exchange Act, authorizing CST to purchase up to an aggregate of $50 million of the common units representing limited partner interests in CrossAmerica. The common unit purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at CST’s discretion.
CST made no purchases under the unit purchase program during the year ended December 31, 2016. From inception until December 31, 2016, CST had purchased $19.8 million, or 804,667 common units, at an average price of $24.64 per common unit, which units cannot be transferred absent registration with the SEC or an available exemption from the SEC’s registration requirements. The Merger Agreement prohibits CST from making any further purchases of CrossAmerica common units.
Distributions
Quarterly distribution activity for 2016 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
March 31, 2016	May 19, 2016	May 31, 2016	$0.5975	$19,618
June 30, 2016	August 8, 2016	August 15, 2016	$0.6025	$19,910
September 30, 2016	November 4, 2016	November 15, 2016	$0.6075	$20,125
December 31, 2016	February 6, 2017	February 13, 2017	$0.6125	$20,359
Conversion of Subordinated Units
On February 25, 2016, the first business day after the payment of the distribution of $0.5925 per unit for the fourth quarter 2015, the subordination period under the Partnership Agreement ended. At that time, each outstanding subordinated unit converted into one common unit and participates pro rata with the other common units in cash distributions.

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. EQUITY-BASED COMPENSATION
CrossAmerica Equity-Based Awards
The maximum number of common units that may be delivered with respect to awards under the Plan is 1,505,000. Generally, the Plan provides for grants of restricted units, unit options, performance awards, phantom units, unit awards, unit appreciation rights, distribution equivalent rights, and other unit-based awards, with various limits and restrictions attached to these awards on a grant-by-grant basis. The Plan is administered by the Board or a committee thereof.
The Board may terminate or amend the Plan at any time with respect to any common units for which a grant has not yet been made. The Board also has the right to alter or amend the Plan or any part of the Plan from time to time, including increasing the number of common units that may be granted, subject to unitholder approval as required by the exchange upon which common units are listed at that time; however, no change in any outstanding grant may be made that would adversely affect the rights of a participant with respect to awards granted to a participant prior to the effective date of such amendment or termination, except that the Board may amend any award to satisfy the requirements of Section 409A of the Internal Revenue Code. The Plan will expire on the tenth anniversary of its approval, when common units are no longer available under the Plan for grants or upon its termination by the Board, whichever occurs first.
In March 2014, we contributed our investments in our operating subsidiaries and certain other assets and liabilities to LGP Operations. Since March 2014, LGP Operations granted profits interests, which are represented by Class B Units in LGP Operations. Upon vesting, Class B Unitholders will be entitled to receive cash distributions proportionate to those received by common unitholders. Class B Units are redeemable two years after they were granted, subject to certain limitations, for cash or common units of CrossAmerica at the discretion of the Board.
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
We record equity-based compensation as a component of general and administrative expenses in the statements of operations. Compensation expense for the years ended December 31, 2016, 2015 and 2014 was $1.3 million, $3.0 million and $11.4 million, respectively.
In connection with the GP Purchase, as specified in the EICP, all unvested awards held by executive officers and other participants (as defined under the EICP) vested on October 1, 2014. The incremental charge recorded in 2014 associated with the accelerated vesting of these awards was approximately $4.5 million.
There were no grants of equity-based awards in 2016 to employees.
It is the intent of CrossAmerica to settle the phantom units upon vesting by issuing common units and to settle the profits interests upon conversion by the grantee by issuing common units. However, the awards may be settled in cash at the discretion of the Board.
Since we grant awards to employees of CST, and since the grants may be settled in cash, unvested phantom units and vested and unvested profits interests receive fair value variable accounting treatment. As such, they are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. The balance of the accrual at December 31, 2016 and 2015 totaled $1.8 million and $3.3 million, respectively. The weighted average period over which compensation expense related to nonvested awards will be recognized was approximately five months as of December 31, 2016.
CST Awards
In addition to our equity-based awards previously discussed, CST also granted equity-based awards of approximately 102,000 and 163,000 for the years ended December 31, 2016 and 2015, respectively, which were granted to certain employees of CST for services rendered on our behalf. Expense associated with these awards that was charged to us under the Amended Omnibus Agreement was $2.3 million and $2.2 million for the years ended December 31, 2016 and 2015, respectively.

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Awards to Members of the Board
During 2016, we also granted the following awards to members of the Board as a portion of director compensation:

Phantom Units
Non-vested at beginning of period	11,476
Granted	5,364
Vested	(11,476)
Non-vested at end of period	5,364
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
As discussed in Note 17, on February 25, 2016, the subordinated units converted into common units and participates pro-rata with the other common units in cash distributions.

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a reconciliation of net income (loss) and weighted-average units used in computing basic and diluted net income (loss) per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Year Ended December 31,
	2016		2015		2014
	Common Units	Subordinated Units	Common Units	Subordinated Units	Common Units	Subordinated Units
Numerator:
Distributions paid(a)	$75,598	$4,459	$47,798	$16,781	$25,544	$15,652
Allocation of distributions in excess of net income(b)	(68,539)	(4,206)	(40,356)	(14,172)	(29,532)	(18,071)
Limited partners’ interest in net income (loss) - basic	7,059	253	7,442	2,609	(3,988)	(2,419)
Adjustment for phantom units	—	—	9	—	—	—
Limited partners’ interest in net income (loss) - diluted	$7,059	$253	$7,451	$2,609	$(3,988)	$(2,419)

Denominator:
Weighted average limited partnership units outstanding - basic	32,159,156	1,151,366	21,462,665	7,525,000	12,402,938	7,525,000
Adjustment for phantom units	56,848	—	98,738	—	—	—
Weighted average limited partnership units outstanding - diluted	32,216,004	1,151,366	21,561,403	7,525,000	12,402,938	7,525,000

Net income (loss) per limited partnership unit - basic	$0.22	$0.22	$0.35	$0.35	$(0.32)	$(0.32)
Net income (loss) per limited partnership unit - diluted	$0.22	$0.22	$0.35	$0.35	$(0.32)	$(0.32)

(a)	Distributions paid per unit were $2.40, $2.23 and $2.08 during the years ended December 31, 2016, 2015 and 2014, respectively.

(b)	Allocation of distributions in excess of net income is based on a pro rata proportion to the common and subordinated units as outlined in the Partnership Agreement.
Note 20. INCOME TAXES
As a limited partnership, we are not subject to federal and state income taxes, however our corporate subsidiaries are subject to income taxes. Income tax attributable to our taxable income, which may differ significantly from income for financial statement purposes, is assessed at the individual limited partner unit holder level. We are subject to a statutory requirement that non-qualifying income, as defined by the Internal Revenue Code, cannot exceed 10% of total gross income for the calendar year. If non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. The non-qualifying income did not exceed the statutory limit in any period presented. The reported amounts of our assets, net of the reported amounts of our liabilities, was less than the related tax basis of assets and liabilities by $9.1 million at December 31, 2016 and greater than the related tax basis by $12.6 million at December 31, 2015.
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

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of income tax expense related to net income were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
U.S. federal	$309	$1,630	$141
U.S. state	(75)	944	265
Total current	234	2,574	406

Deferred:
U.S. federal	(1,369)	(4,279)	(1,963)
U.S. state	682	(1,837)	203
Total deferred	(687)	(6,116)	(1,760)
Income tax benefit	$(453)	$(3,542)	$(1,354)
The difference between the actual income tax provision and income taxes computed by applying the U.S. federal statutory rate to earnings (losses) before income taxes is attributable to the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Consolidated income (loss) from continuing operations before income taxes - all domestic	$10,262	$7,920	$(7,525)
(Income) loss from continuing operations before income taxes of non-taxable entities	(13,408)	(18,409)	325
Loss from continuing operations before income taxes of corporate entities	$(3,146)	$(10,489)	$(7,200)
Federal income tax benefit at statutory rate	(1,070)	(3,566)	(2,448)
Increase (decrease) due to:
Nondeductible expenses	(37)	198	3,094
Tax on gains not recognized for book income	1,104	—	—
Change in valuation allowance	67	(247)	(1,972)
State income taxes, net of federal income tax benefit	40	(343)	(28)
Non-taxable refund	(589)	—	—
Other	32	416	—
Total income tax benefit	$(453)	$(3,542)	$(1,354)

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2016	2015
Deferred income tax assets:
Deferred rent expense	$1,244	$747
Above market lease liability	895	1,516
Capital lease and sale leaseback financing obligations	22,557	23,129
Asset retirement obligations	9,445	7,619
Other assets	1,625	1,935
Total deferred income tax assets	35,766	34,946
Less: Valuation allowance	(5,495)	(5,428)
Net deferred income tax assets	$30,271	$29,518

Deferred income tax liabilities:
Deferred rent income	982	781
Property and equipment	67,523	57,566
Intangibles	3,832	13,078
Other	857	1,702
Total deferred income tax liabilities	73,194	73,127
Net deferred income tax liabilities	$42,923	$43,609
The change in the balance sheet deferred tax accounts reflects deferred income tax expense and the deferred tax impact of purchase accounting.
The valuation allowance at December 31, 2016 relates primarily to the uncertainty of the availability of future profits to realize the tax benefit of the existing deductible temporary differences. We believe that we will generate sufficient future taxable income to realize the benefits related to the remaining deferred tax asset. The valuation allowance increase primarily relates to the change in the expected deferred tax rate. In conjunction with our ongoing review of our actual results and anticipated future earnings, we continuously reassess the possibility of releasing the valuation allowance on its deferred tax assets. It is reasonably possible that a significant portion of the valuation allowance will be released within the next twelve months.
Changes in the valuation allowance account consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$5,428	$5,675	$7,093
Charged to costs and expense	67	(247)	(1,418)
Balance at end of period	$5,495	$5,428	$5,675
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
As of December 31, 2016 and 2015, we did not have unrecognized tax benefits. Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We had no material interest and penalties for the years ended December 31, 2016, 2015 and 2014.

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We file income tax returns with the U.S. federal government as well as the many state jurisdictions in which we operate. The statute remains open for tax years 2013 through 2015; therefore, these years remain subject to examination by federal, state and local jurisdiction authorities.
Note 21. SEGMENT REPORTING
We conduct our business in two segments: 1) the Wholesale segment and 2) the Retail segment. The wholesale segment includes the wholesale distribution of motor fuel to lessee dealers, independent dealers, commission agents, DMS, CST and company operated retail sites. We have exclusive motor fuel distribution contracts with lessee dealers who lease the property from us. We also have exclusive distribution contracts with independent dealers to distribute motor fuel but do not collect rent from the independent dealers. Similar to lessee dealers, we have motor fuel distribution agreements with DMS and CST and collect rent from both. The Retail segment includes the sale of convenience merchandise items, the retail sale of motor fuel at company operated retail sites and the retail sale of motor fuel at retail sites operated by commission agents. A commission agent is a retail site where we retain title to the motor fuel inventory and sell it directly to our end user customers. At commission agent retail sites, we manage motor fuel inventory pricing and retain the gross profit on motor fuel sales, less a commission to the agent who operates the retail site.
As part of our evaluation of the economic performance of our retail sites, we will from time to time convert company owned retail sites from our Retail segment to lessee dealers in our Wholesale segment. We have converted 77 company operated retail sites from our Retail segment to lessee dealers in our Wholesale segment in each of 2016 and 2015. As such, we no longer generate revenues from the retail sale of motor fuel or merchandise at these stores subsequent to the date of conversion and we no longer incur retail operating expenses related to these retail sites. However, we continue to supply these retail sites with motor fuel on a wholesale basis pursuant to the fuel supply contract with the lessee dealer. Further, we continue to own/lease the property and earn rental income under lease/sublease agreements with the lessee dealers under triple net leases. The lessee dealer owns all motor fuel and convenience merchandise and retains all gross profit on such operating activities.
Prior to 2016, we netted lease executory costs such as real estate taxes, maintenance, and utilities that we paid and re-billed to customers against rental income on our statement of operations. During the first quarter of 2016, we began accounting for such amounts as rent income and operating expenses and reflected this change in presentation retrospectively. This change resulted in a $10.8 million and $8.9 million increase in both rent income and operating expenses for the wholesale segment for the years ended December 31, 2015 and 2014, respectively.
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

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Year Ended December 31, 2016
Revenues from fuel sales to external customers	$1,325,563	$339,758	$—	$1,665,321
Intersegment revenues from fuel sales	242,399	—	(242,399)	—
Revenues from food and merchandise sales	—	122,084	—	122,084
Rent income	74,955	5,639	—	80,594
Other revenue	1,807	—	—	1,807
Total revenues	$1,644,724	$467,481	$(242,399)	$1,869,806

Income from CST Fuel Supply Equity	$16,048	$—	$—	$16,048
Operating income (loss)	$102,876	$7,561	$(78,266)	$32,171

Year Ended December 31, 2015
Revenues from fuel sales to external customers	$1,492,425	$508,335	$—	$2,000,760
Intersegment revenues from fuel sales	359,294	—	(359,294)	—
Revenues from food and merchandise sales	—	158,716	—	158,716
Rent income	59,956	5,475	—	65,431
Other revenue	1,254	110	—	1,364
Total revenues	$1,912,929	$672,636	$(359,294)	$2,226,271

Income from CST Fuel Supply Equity	$10,528	$—	$—	$10,528
Operating income (loss)	$88,800	$19,010	$(81,793)	$26,017

	Wholesale	Retail	Unallocated	Consolidated
Year Ended December 31, 2014
Revenues from fuel sales to external customers	$2,104,128	$449,344	$—	$2,553,472
Intersegment revenues from fuel sales	204,276	—	(204,276)	—
Revenues from food and merchandise sales	—	57,603	—	57,603
Rent income	47,348	5,165	—	52,513
Other revenue	837	443	—	1,280
Total revenues	$2,356,589	$512,555	$(204,276)	$2,664,868

Operating income (loss)	$70,012	$7,246	$(68,618)	$8,640

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table summarizes quarterly financial data for the years ended December 31, 2016 and 2015 (in thousands):

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenues	$367,740	$512,644	$487,950	$501,472
Gross profit	$37,190	$40,515	$39,138	$38,724
Operating income	$5,921	$9,356	$9,993	$6,901
Net income attributable to partners	$1,767	$3,626	$2,989	$2,322
Basic earnings per common unit(a)	$0.03	$0.08	$0.06	$0.04
Diluted earnings per common unit(a)	$0.03	$0.08	$0.06	$0.04

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenues	$480,457	$650,136	$627,802	$467,876
Gross profit	$37,727	$41,171	$50,969	$39,597
Operating income (loss)	$(433)	$3,674	$14,830	$7,946
Net income (loss) attributable to partners	$(2,966)	$30	$10,163	$4,214
Basic earnings (loss) per common unit(a)	$(0.13)	$(0.01)	$0.29	$0.11
Diluted earnings (loss) per common unit(a)	$(0.13)	$(0.01)	$0.29	$0.11

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

Note 23. SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Decrease (increase):
Accounts receivable	$(6,052)	$5,381	$1,914
Accounts receivable from related parties	(2,104)	(2,428)	3,928
Inventories	4,960	9,857	3,235
Other current assets	2,345	3,092	743
Other assets	(7,643)	(1,356)	(3,159)
Increase (decrease):
Accounts payable	2,132	(12,339)	(20,438)
Accounts payable to related parties	(1,851)	6,867	583
Motor fuel taxes payable	2,649	(1,652)	2,553
Accrued expenses and other current liabilities	(1,239)	(11,772)	431
Other long-term liabilities	3,837	1,582	(159)
Changes in working capital, net of acquisitions	$(2,966)	$(2,768)	$(10,369)
The above changes in current assets and current liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

CROSSAMERICA PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,
	2016	2015		2014
Cash paid for interest	$21,127	$16,689		$14,134
Cash paid for income taxes, net of refunds received	$808	$5,023	(a)	$632
(a) Includes $2.6 million in income tax liabilities assumed in acquisitions.
Supplemental schedule of non-cash investing and financing activities (in thousands):

	Year Ended December 31,
	2016	2015	2014
Sale of property and equipment in Section 1031 like-kind exchange transactions	$(2,232)	$(322)	$(4,670)
Acquisition of equity investment in CST Fuel Supply funded by issuance of common units	$—	$384	$—
Acquisition of property through foreclosure on note receivable	$—	$930	$—
Removal of property and equipment and capital lease obligation for retail sites terminated from Getty lease	$(810)	$(1,333)	$(1,613)
Changes in estimate of asset retirement obligations	$(291)	$(591)	$16,877
Issuance of capital lease obligations and recognition of asset retirement obligation related to Getty lease	$1,223	$—	$—
Amended Omnibus Agreement fees settled in our common units	$11,245	$7,200	$—
Units issued to CST as consideration for the NTIs and the equity interest in CST Fuel Supply	$—	$163,292	$—
Note 24. TERMINATION BENEFITS
As a result of the continued integration of certain processes and systems for our recently acquired businesses, we committed to a workforce reduction affecting certain employees in our Retail segment and have accrued substantially all termination costs as of December 31, 2016.
A rollforward of the liability for severance and other termination benefits is as follows (in thousands):

Balance at December 31, 2015	$1,665
Provision for termination benefits (included in general and administrative expenses)	435
Termination benefits paid	(1,845)
Balance at December 31, 2016	$255

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2016.
Internal Control over Financial Reporting
(a) Management's Report on Internal Control over Financial Reporting
The management report on our internal control over financial reporting appears in Item 8 on page 66 of this report, and is incorporated herein by reference.
(b) Attestation Report of the Independent Registered Public Accounting Firm
Grant Thornton LLP’s report on our internal control over financial reporting appears in Item 8 on page 68 of this report, and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Management
Our General Partner manages our operations and activities on our behalf. The sole member of our General Partner is owned by CST, which gives it sole and exclusive authority over our General Partner. All of our executive officers and those who provide management and services to the Partnership are employed by an affiliate of CST.
The Board of our General Partner oversees our management, operations and activities. The Board has seven members, three of whom, Gene Edwards, Justin A. Gannon and John B. Reilly, III, the Board has determined to be independent as defined under the independence standards established by the NYSE and the Exchange Act. These directors, whom we refer to as independent directors, are not officers or employees of our General Partner or its affiliates, and have been determined by the Board to be otherwise independent of CST and its affiliates.
Our General Partner is not elected by our unitholders and is not subject to re-election on a regular basis. Unitholders are not entitled to elect the directors of our General Partner or directly or indirectly participate in our management or operations. CST appoints all members to the Board.
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
Directors and Executive Officers
The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. We are managed and operated by the Board and the executive officers appointed by our General Partner who are employees of an affiliate of CST. The following table shows information for the directors of our General Partner and our executive officers appointed by our General Partner.
Directors and Executive Officers of the General Partner

Name	Age	Position with our General Partner
Current Directors and Executive Officers

Kimberly S. Lubel	52	Chairman of the Board
Gene Edwards	60	Director
Justin A. Gannon	67	Director
John B. Reilly, III	55	Director
Joseph V. Topper, Jr.	61	Director
Jeremy L. Bergeron	44	Director, President
Clayton E. Killinger	56	Director, Executive Vice President and Chief Financial Officer
David F. Hrinak	61	Executive Vice President and Chief Operating Officer
Hamlet T. Newsom, Jr.	50	Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Steven M. Stellato	42	Vice President, Chief Accounting Officer
Our General Partner’s directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Our executive officers serve at the discretion of the Board. In selecting and appointing directors to the Board, CST, as the owner of the sole member of our General Partner, does not apply a formal diversity policy or set of guidelines. However, when appointing new directors, CST as the owner of the sole member of our General Partner, will consider each individual director’s qualifications, skills, business experience and capacity to serve as a director, as described below for each director, and the diversity of these attributes for the Board as a whole.
Kimberly S. Lubel was appointed Chairman of the Board in October 2014. Ms. Lubel has been a member of the CST Board since November 2012, chairman of the CST Board since April 2013, and has served as CST’s Chief Executive Officer and President since January 2013. Prior to her roles at CST, Ms. Lubel served in various executive management roles at Valero Energy Corporation (NYSE: VLO), including as Executive Vice President and General Counsel from April 2006 to November 2012, where she led complex acquisitions and transactions and oversaw legal, environmental, health and safety, ad valorem tax, government affairs and project execution departments.  Ms. Lubel also served as Vice President of Legal Services from January 2003 to April 2006 and Managing Counsel prior to January 2003. During her tenure at Valero Energy Corporation, Ms. Lubel was the lead lawyer on over $18 billion of acquisitions, helping grow the company from a small, regional refiner to one of international scope. Prior to joining Valero Energy Corporation in 1997, Ms. Lubel specialized in mergers and acquisitions with the law firm of Kelly, Hart & Hallman from 1991 to 1997. Since 2011, she has served as a director of the board of WPX Energy, Inc. (NYSE:WPX), a publicly traded company focusing on extraction of oil and natural gas.  Ms. Lubel was named to Fortune’s 50 Most Powerful Women in 2013 and again in 2015, and was named Retail Leader of the Year by Convenience Store News in 2014. Ms. Lubel holds bachelor’s degrees in Spanish and in International Studies from Miami University (Ohio), Master of Arts degree in International Relations from Baylor University, and her Juris Doctor degree from the University of Texas School of Law. She is also a 2009 graduate of the Stanford Executive Program.
Gene Edwards was appointed as a director of the Board and chairman of the conflicts committee in October 2014. Mr. Edwards served as Executive Vice President and Chief Development Officer of Valero Energy Corporation (NYSE: VLO) until his retirement in April 2014. Mr. Edwards began his 32-year career with Valero Energy Corporation as an Analyst in Planning & Economics and spent his tenure with Valero Energy Corporation in various managerial positions, including Planning and Economics, Refinery Operations, Business Development, and Marketing. He was a director of the CST Board from May 2013 until December 2013. Mr. Edwards has served as a director of the board of Green Plains Inc. (NASDAQ: GPRE) since June 2014 where he serves as a member of the audit committee and compensation committee. He also serves as a director of the board of PBF Energy Inc. (NYSE: PBF) since July 2014 where he serves on the nominating and governance committee. Mr. Edwards holds a bachelor’s degree in Chemical Engineering from Tulane University and a Master’s degree in Business Administration from the University of Texas at San Antonio.
Justin A. Gannon was appointed as a director of the Board and chairman of the audit committee in October 2014. Mr. Gannon has acted as an independent consultant and private investor since September 2013. From February 2003 through August 2013, Mr. Gannon served in various roles at Grant Thornton LLP, including as National Leader of Merger and Acquisition Development from June 2011 through August 2013, Central Region Managing Partner from January 2010 through June 2011, Office Managing Partner in Houston, Texas from August 2007 through June 2011 and Office Managing Partner in Kansas City, Missouri from August 2005 to July 2007.  From 1971 through 2002, Mr. Gannon worked at Arthur Andersen LLP. Since December 1, 2014, Mr. Gannon has served on the board of directors of California Resources Corporation (NYSE:  CRC) where he serves as chair of the audit committee and member of the compensation committee. He is a former chairman of the board of directors of American Red Cross Chapters in the Tulsa, Oklahoma and San Antonio, Texas areas. Mr. Gannon received a bachelor’s degree in Accounting from Loyola Marymount University and is a Certified Public Accountant licensed in California (inactive) and Texas.
John B. Reilly, III was appointed as a director of the Board in May 2012. Mr. Reilly has also served as the President of City Center Investment Corp since May 2011. Prior to then, he was President of Landmark Communities and Managing Partner of Traditions of America since 1998. Mr. Reilly has thirty years of experience in commercial and residential real estate development and planning, finance management and law. Mr. Reilly serves as a trustee of Lafayette College and also served as the chairman of the board of trustees for the Lehigh Valley Health Network. He holds a Juris Doctor degree from Fordham University Law School and a bachelor’s degree in economics from Lafayette College. He is a Certified Public Accountant and a member of the Pennsylvania Bar Association.
Joseph V. Topper, Jr. served as President and Chief Executive Officer of the General Partner from October 2012 to March 26, 2015. Mr. Topper resigned as President effective March 26, 2015 and his term as Chief Executive Officer ended on September 30, 2015. Mr. Topper also served as chairman of the Board from October 28, 2012 through September 30, 2014. Mr. Topper has 26 years of management experience in the wholesale and retail fuel distribution business. In 1987, Mr. Topper purchased his family’s retail fuel business and five years later founded DMI (formerly known as Lehigh Gas Corporation), where he was the Chief Executive Officer since 1992. Mr. Topper currently serves as chairman of the board of trustees for Villanova University and the board of directors for Lehigh Valley PBS. He served on the CST Board from October 2014 until December 2016. He is the past President of the board of directors for Lehigh Valley PBS and the Lehigh Valley PBS Foundation. He also served as a board member for the Good Shepherd Rehabilitation Hospital in Allentown. Mr. Topper holds a Master’s degree of Business Administration from Lehigh University and a bachelor’s degree in Accounting from Villanova University. Mr. Topper is also a Certified Public Accountant.

Jeremy L. Bergeron was appointed President of our General Partner in March 2015 and director of the Board in October 2015. Prior to his current position, Mr. Bergeron served as the Senior Vice President of Integration & Development Operations for CST and he served as Vice President and Treasurer for CST since its spin-off from Valero Energy Corporation (NYSE: VLO) in 2013. Mr. Bergeron was with Valero Energy Corporation for 17 years and held several positions, including Vice President of Insurance and Corporate Safety Director. He earned a bachelor’s degree of Business Administration in Management and Information Systems from the University of the Incarnate Word and a Master of Business Administration from the University of Texas at San Antonio. He is also a 2014 graduate of the Stanford Executive Program.
Clayton E. Killinger was appointed as a director of our Board in October 2014. Mr. Killinger has served as our Executive Vice President and Chief Financial Officer since March 2015.  He also serves as Executive Vice President and Chief Financial Officer of CST. He was appointed Senior Vice President and Chief Financial Officer of CST effective January 1, 2013. Previously, he served in various roles at Valero Energy Corporation (NYSE: VLO), including as Senior Vice President and Controller from July 2007 until January 2013 and as Vice President and Controller from January 2003 until July 2007. Prior to joining Valero Energy Corporation in December 2001, Mr. Killinger was a partner with Arthur Andersen LLP, having joined that firm in 1983.  In August 2015, Mr. Killinger joined the board of directors of the general partner of GreenPlains Partners LP (NASDAQ: GPP) where he serves as the Chairman of its audit committee and is a member of its conflicts committee. Mr. Killinger is a Certified Public Accountant, with a bachelor’s degree of Business Administration in Accounting from the University of Texas at San Antonio, where he graduated summa cum laude.
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
Hamlet T. Newsom, Jr. was appointed Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer of our General Partner in March 2015. Mr. Newsom previously served as Vice President, Associate General Counsel and Assistant Secretary of iHeartMedia, Inc., iHeartCommunications, Inc., iHeartMedia Capital I, LLC and Clear Channel Outdoor Holdings, Inc. from August 2009 until March 2015. Mr. Newsom holds a Juris Doctor degree from Southern Methodist University Law School and a bachelor’s degree in History from Duke University.
Steven M. Stellato was appointed Vice President and Chief Accounting Officer in June 2015 and, since May 2016, he also served as Vice President and Controller of CST. From 2009 to 2015, Mr. Stellato served as Vice President and Controller of Energy Transfer Partners, LP (“Energy Transfer”). Prior to joining Energy Transfer, Mr. Stellato was a Senior Manager at the public accounting firm of KPMG LLP from 2001 to 2009, focusing on clients in the energy industry. Before joining KPMG LLP, Mr. Stellato held various management positions with a large retail grocery company in South Texas for over 10 years. Mr. Stellato is a Certified Public Accountant and holds a bachelor’s degree in Accounting from the University of Texas at San Antonio.
Director Independence
Section 303A of the NYSE Listed Company Manual provides that limited partnerships are not required to have a majority of independent directors. The Board has adopted a policy that the Board has at all times at least three independent directors or such higher number as may be necessary to comply with the applicable federal securities law requirements. For the purposes of this policy, “independent director” has the meaning set forth in Section 10A(m)(3) of the Exchange Act, any applicable stock exchange rules and the rules and regulations promulgated in the Partnership governance guidelines available on its website  www.crossamericapartners.com. The Board has determined that Messrs. Edwards, Gannon and Reilly meet the requirements for independence under the applicable rules and regulations of the SEC and NYSE.
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

Committees of the Board
The Board has an audit committee and a conflicts committee. The charter for each of the committees can be found in its entirety on the Partnership’s website at www.crossamericapartners.com under the “Corporate Governance” tab in the “Investors” section. As a limited partnership, we are not required by NYSE rules to have a compensation committee or a nominating and corporate governance committee. The Board held seven meetings in 2016, and each director attended 100% of the Board and respective committee meetings while she or he was a director.
Audit Committee
Effective October 1, 2014, Justin A. Gannon, Gene Edwards and John B. Reilly, III were appointed as members of the audit committee of the Board. Mr. Gannon is the chair of the audit committee. The audit committee is comprised entirely of directors who meet the financial literacy standards of the NYSE and the Exchange Act. The rules and regulations established by the NYSE and the Exchange Act also generally require that our audit committee consist entirely of independent directors. The Board has determined that Messrs. Edwards, Gannon and Reilly meet the independence standards required of audit committee members by the NYSE and the Exchange Act. The Board has determined that Messrs. Edwards, Gannon and Reilly meet the financial literacy standards of directors who serve on the audit committee, and Mr. Gannon is an “audit committee financial expert” as defined by SEC rules. The audit committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements, Partnership policies and controls, the independent auditor’s qualifications and independence, the performance of the Partnership’s internal audit function and risk assessment and risk management. The audit committee has sole authority with respect to the appointment, retention, compensation, evaluation, oversight of the work and termination of our independent auditors and has the authority to obtain advice and assistance from outside legal, accounting or other advisors as the audit committee deems necessary to carry out its duties and receives appropriate funding, as determined by the audit committee, from the Partnership for such advice and assistance. The audit committee held four meetings during 2016.
Conflicts Committee
Effective October 1, 2014, Gene Edwards, Justin A. Gannon and John B. Reilly, III were appointed as members of the conflicts committee. Mr. Edwards is the chair of the conflicts committee. Pursuant to our Partnership Agreement, the members of the conflicts committee may not be officers or employees of our General Partner or directors, officers or employees of its affiliates, must not be holders of any ownership interest in the General Partner or any of its affiliates, other than Partnership units, that is determined by the Board of Directors, after reasonable inquiry, to be likely to have an adverse impact on the ability of such director to fulfill his or her obligations as a member of the Conflicts Committee, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. The Board has determined that Messrs. Edwards, Gannon and Reilly qualify to serve on the conflicts committee. The conflicts committee is responsible for reviewing specific matters that the Board believes may involve conflicts of interest between the General Partner and its affiliates and the Partnership. The conflicts committee determines if the resolution of such conflict is fair and reasonable to the Partnership. The conflicts committee held five meetings during 2016.
Meeting of Independent Directors and Communications with Directors
At most of the scheduled meetings of the audit committee and conflicts committee of the Board, all of our independent directors met in an executive session of independent directors without participation by management. The chairman of each of the committees presides over each executive session of the independent directors. Any independent director may request that additional executive sessions of the independent directors be held, and the presiding independent director for the previous session will determine whether to call any such meeting.
Unitholders or interested parties may communicate directly with the Board, any committee of the Board, any independent director, or any one director, by sending written correspondence by mail addressed to the Board, committee or director to the attention of our Corporate Secretary at the following address: c/o Corporate Secretary, CrossAmerica Partners LP, 19500 Bulverde Road, Suite 100, San Antonio, Texas 78259. Communications are distributed to the Board, committee of the Board, or director, as appropriate, depending on the facts and circumstances outlined in the communication. Commercial solicitations or communications will not be forwarded.
Meetings of Unitholders
Our Partnership Agreement provides that the General Partner manages and operates us and that, unlike holders of common stock in a corporation, unitholders only have limited voting rights on matters affecting our business or governance as set forth in our Partnership Agreement. Accordingly, we do not hold annual meetings of unitholders.

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
SEC regulations require us to identify in this Form 10-K anyone who filed a required report late during the most recent fiscal year. Based on our review of forms we received, or written representations from Reporting Persons stating that they were not required to file these forms, we believe that during 2016 all Section 16(a) filing requirements were satisfied on a timely basis.
Code of Ethics and Business Conduct
The Board has adopted a Code of Ethics and Business Conduct that applies to directors of the General Partner and our executive officers. Our General Partner also expects all employees of CST providing services to or for the benefit of the Partnership and its operating subsidiaries to adhere to the Code of Ethics and Business Conduct. Amendments to or waivers from the Code of Ethics and Business Conduct can be found on CrossAmerica Partners’ website at  www.crossamericapartners.com  under the “Corporate Governance” tab in the “Investors” section. The Board has also adopted Corporate Governance Guidelines that outline important policies and practices regarding our governance, which can also be found in its entirety on CrossAmerica Partners’ website at www.crossamericapartners.com under the “Corporate Governance” tab in the “Investors” section. Requests for print copies of the Code of Ethics and Business Conduct and/or the Corporate Governance Guidelines may be directed to Investor Relations at info@crossamericapartners.com or to Investor Relations, CrossAmerica Partners LP, 515 Hamilton Street, Suite 200, Allentown, PA 18101 or made by telephone at (610) 625-8005. The information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.
Reimbursement of Expenses of Our General Partner
Except as otherwise set forth in our Amended Omnibus Agreement, our Partnership Agreement requires us to reimburse our General Partner for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses reasonably allocable to us or otherwise incurred by our General Partner in connection with operating our business. The Partnership Agreement does not limit the amount of expenses for which our General Partner and its affiliates may be reimbursed. These expenses include (without limitation) salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. Our General Partner is entitled to determine in good faith the expenses that are allocable to us. Please read “Item 13.  Certain Relationships and Related Party Transactions and Director Independence -Amended Omnibus Agreement.”
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Overview
We do not directly employ or compensate any of our executive officers, including our named executive officers (“NEOs”), or other personnel who provide services necessary for managing our business. Our General Partner also does not directly employ any of its executive officers or other personnel. For the fiscal year ending December 31, 2016, all executive officers, including our NEOs, and other personnel who provide services to or on behalf of the Partnership are employees of and compensated directly by an affiliate of CST. Under our Partnership Agreement, the General Partner manages our operations and activities on our behalf.
As described elsewhere in this Form 10-K, pursuant to the terms of the Amended Omnibus Agreement, an affiliate of CST provides services to us and we pay CST a management fee, which in 2016 was $856,000 per month plus a variable fee of between zero for the first 500 million gallons, $0.003 for the next 500 million gallons and $0.0020 for all gallons above one million for wholesale fuel distribution and $0.015 per gallon for retail fuel distribution at sites we operate. At the end of each calendar year, we and CST have the right to negotiate a reduction or increase to the amounts due under the Amended Omnibus Agreement for such year. CST and we also have the right to negotiate the amount of the annual management fee as circumstances require. In addition, the Partnership is required to reimburse CST for certain outsourced services to be provided by CST to or on behalf of the Partnership under the Amended Omnibus Agreement. The management fee, which is approved by the conflicts committee of the Board, covers the cash compensation for the services provided by our NEOs to us.

As the Partnership is supported by employees of an affiliate of CST, the Compensation Committee of the CST Board (the “CST Compensation Committee”) has ultimate decision-making authority with respect to the total compensation of our NEOs. All or a portion of such compensation may be allocated for reimbursement under the Amended Omnibus Agreement.
Named Executive Officers
For the fiscal year ended December 31, 2016, our NEOs were:

•	Jeremy L. Bergeron, President

•	Clayton E. Killinger, Executive Vice President and Chief Financial Officer

•	David F. Hrinak, Executive Vice President and Chief Operating Officer

•	Hamlet T. Newsom, Jr., Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer

•	Steven M. Stellato, Vice President and Chief Accounting Officer
Except for the management fee we pay to CST under the Amended Omnibus Agreement, we do not otherwise pay or reimburse any compensation amounts to or for our NEOs and except with respect to awards that may be granted by CST and/or the Partnership under their respective Plans, which are discussed in more detail below under the section “Elements of Executive Compensation-Long-Term Incentive Compensation: Equity Awards.”
Compensation Objectives and Philosophy
The CST Compensation Committee determines the compensation of executive officers of CST and certain designated employees of the Partnership, which includes our NEOs.
The compensation philosophy for our NEOs has been driven by the need to recruit, motivate and retain top talent both in the short-term and long-term. The same compensation philosophy has been applied to all levels of managerial employees. The CST Compensation Committee also considers other factors, which included internal pay equity and consistency and the NEO’s job responsibilities, management experience, individual contributions, number of years in his or her position and recent compensation adjustments, as well as other relevant considerations (with no particular weighting assigned to any of these factors). Our emphasis on variable or “at risk” components of incentive pay results in actual compensation based on the achievement of the objectives established in our annual and long-term incentive plans. While the CST Compensation Committee believes that each compensation component should be considered separately and that payments or awards derived from one component should not negate or reduce payments or awards derived from other components, the components are considered within the context of each executive’s total compensation.
Elements of Executive Compensation
The core elements of the executive compensation program are base salary, short-term incentives (in the form of annual performance-based cash incentives) and long-term incentives (in the form of performance and time-vested equity awards). The CST Compensation Committee has adopted guidelines for allocating compensation among base salary, short-term incentive compensation and long-term incentive compensation, between cash and non-cash compensation, and among different forms of non-cash compensation, as shown in the table below. CST’s executive compensation program is evaluated on an ongoing basis and is adapted, as necessary, to ensure continued alignment between long-term company performance and executive compensation.
The compensation for our NEOs reflected in the 2016 Summary Compensation Table was paid by CST, some or all of which was allocated to us under the Amended Omnibus Agreement as discussed below.

Elements of Executive Compensation	Type of Payment/Benefit	Purpose
Base salary	Fixed cash payments with each executive generally eligible for annual increase	To attract and retain qualified executives
Short-term incentive compensation	Variable annual cash payment tied to key performance metrics and targets, and individual performance assessments	To motivate and reward performance of key business and financial metrics to deliver returns to Partnership unitholders and CST shareholders
Long-term incentive compensation	CST RSUs, CST Stock Options and CST MSUs	To align long-term interests of NEOs with those of the Partnership’s unitholders and CST shareholders
Base Salary
The CST Compensation Committee approved the following salary increases for our NEOs for the 2016 fiscal year:

Name	2015 Annual Base Salary	2016 Annual Base Salary	% Increase
Jeremy L. Bergeron	$375,000	$385,000	2.7%
Clayton E. Killinger	$640,500	$656,500	2.5%
David F. Hrinak	$363,868	$371,300	2.0%
Hamlet T. Newsom	$310,000	$318,000	2.6%
Steven M. Stellato	$275,000	$279,400	1.6%
Short-Term Incentive Compensation: Annual Performance-Based Cash Incentive
The short-term incentive program is one of the key components of the “at-risk” compensation offered to our executives. An annual performance-based cash incentive program is utilized to reward short-term performance achievements. Such incentives are also intended to motivate and reward executives for their contributions toward meeting financial and strategic goals. In March 2016, the CST Board, based on the recommendation of the CST Compensation Committee, approved performance metrics for the 2016 short-term incentive plan. In determining the goals and weighting of the 2016 performance metrics for the 2016 short-term incentive plan, the CST Compensation Committee first set quantitative performance goals that encouraged executive officers to focus on priorities that are directly tied to the Partnership’s and CST’s financial results or operational performance.

The short-term incentive program was composed of the following performance metrics for the fiscal year ended December 31, 2016:

2016 Performance Metrics	% Weight	Why Performance Metric Is Used	Payout Range
CST Brands Total Non-Fuel Gross Margin Dollars	50%
Total Non-Fuel Gross Margin represents the total non-fuel gross profit dollars for the CST retail stores. A major strategic goal for CST is to increase the contribution of non-fuel margins to 70% of overall gross profit, including food and merchandise, by enhancing offerings of made to order food, proprietary food and private label programs and an expanded selection of store merchandise, including food, beverage and snack categories. We believe this performance metric aligns the short-term incentive objectives with the long-term strategies of CST by (i) improving inside store profitability levels and increasing the number of customers that visit the CST network, and (ii) promoting merchandise gross profit growth through the pursuit of quality convenience store acquisitions that contribute to the core asset base, and organic new store growth.
			0 - 200%
Consolidated EBITDA (CST and the Partnership)	25%
This metric measures the EBITDA for both the Partnership and CST on a consolidated basis, which is a reflection of how well the Partnership and CST are performing overall against the established goals, representing a holistic view of the Partnership’s and CST’s strategies.
			0 - 200%
CrossAmerica Partners Distributions per Unit (pro-forma coverage ratio > 1.0)	25%
The Partnership’s distributions per common unit represent the amount of cash distributed to our common unitholders, including CST. We believe this performance metric aligns the growth of cash distribution year over year with the long-term strategy of both the Partnership and CST. CST owns 100% of the IDRs and receives distributions from us under these IDRs as well as distributions as a result of CST’s ownership of common units in the Partnership.
			0 - 200%
As determined by the CST Compensation Committee, each of these performance metrics has a threshold, target and maximum level for the performance year. The maximum incentive award payable to our executive officers under the short-term incentive program for the fiscal year ended December 31, 2016, based on the performance metrics described above, is 200% of their respective incentive award targets. NEOs were required in 2016 to complete the CST Time Program, which requires our executive officers to perform five 6-hour shifts at CST retail sites or CrossAmerica operations, was a requirement in 2016 to be eligible to participate in the 2016 short-term incentive plan.

Below is a table that explains the short-term incentive award targets, achievement factor and the short-term incentive approved and paid in 2016 for executive officers:

Name and Principal Position	2016 Base Salary	Target Short-Term Incentive as a % of Base Salary	Short-Term Incentive Potential Target at 100%	2016 Short-Term Incentive Payment Approved (1)
Jeremy L. Bergeron President	$385,000	65%	$250,250	$225,225
Clayton E. Killinger Executive Vice President and Chief Financial Officer	$656,500	75%	$492,375	$443,138
David F. Hrinak Executive Vice President and Chief Operating Officer	$371,300	60%	$222,780	$200,502
Hamlet T. Newsom, Jr. Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer	$318,000	50%	$159,000	$143,100
Steven M. Stellato Vice President and Chief Accounting Officer	$279,400	50%	$139,700	$125,730

(1)
The amounts in this column represent the approved values by the CST Compensation Committee for the total cash payout earned under the CST short-term incentive plan for the 2016 fiscal year, which were calculated using CST’s achievement factor of 90% for our NEOs.

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
Grants of CST Equity Awards
In 2016, our NEOs received grants under the CST Brands, Inc. 2013 Amended and Restated Omnibus Stock and Incentive Plan in the form of CST RSUs, options to purchase CST common stock (“CST Stock Options”) and CST Market Share Units (“CST MSUs”). CST Stock Options and CST RSUs generally vest in equal annual installments over a period of three years from the date of grant, and CST MSUs vest 100% three years from the date of grant. Each CST MSU represents a contingent right at vesting to receive one share of CST’s common stock based on CST’s stock price performance over a three-year performance period. The target CST MSU award is set at 120% of the Beginning Stock Price, as defined in the award agreement. The CST MSUs cliff vest three years from the date of grant and the target award will be earned if the Ending Stock Price, as defined in the award agreement, is 120% of the Beginning Stock Price at the end of the three-year performance period. The number of CST MSU awards earned can increase up to 175% of the target award if the Ending Stock Price is 175% or greater than the Beginning Stock Price. A threshold 50% of target award is earned if the Ending Stock Price is 67% of the Beginning Stock Price, with awards forfeited entirely if stock price performance is below this level. The number of MSUs earned based on the CST’s stock performance will be further adjusted up to plus/minus 20% based on the 2018 cash flow return on capital employed (“ROCE”) performance of New-to-Industry Stores built in 2014 and 2015. The performance range for the modifier is 12%-18% ROCE for the year 2018, with earned CST MSUs adjusted -20% if ROCE is below the range and earned CST MSUs adjusted up to +20% if ROCE is above the range, with straight-line interpolation in between. The maximum number of CST MSUs earned cannot exceed 200% of the target award.
Effect of the Merger - Treatment of CST Equity Awards
CST Stock Options. At the completion of the Merger, each CST Stock Option that is outstanding immediately prior to the completion of the Merger, whether vested or unvested, will become fully vested and be converted into the right to receive a cash payment equal to the product of (1) the number of shares of CST common stock subject to such CST Stock Option as of the completion of the Merger and (2) the excess of the merger consideration over the exercise price.
CST Restricted Shares. At the completion of the Merger, each CST restricted share that is outstanding immediately prior to the completion of the Merger, whether vested or unvested, will become fully vested and will be converted into the right to receive a cash payment equal to the product of (1) the number of shares of CST common stock as of the completion of the Merger and (2) the merger consideration.
CST RSUs. At the completion of the Merger, each award of CST RSUs that is outstanding immediately prior to the completion of the Merger, whether vested or unvested, will become fully vested and be converted into the right to receive a cash payment equal to the product of (1) the number of shares of CST common stock subject to such award as of the completion of the Merger and (2) the merger consideration.
For purposes of unvested CST MSUs, which are CST RSUs that vest based on performance goals related to the price of CST common stock, in accordance with the award agreements, performance goals will be deemed satisfied based on the merger consideration.
Grants of CrossAmerica Equity Awards
Our General Partner previously adopted the Plan for employees, officers, consultants and directors of our General Partner and its affiliates who perform services for us. The Plan provides for the grant of restricted units, unit options, performance awards, phantom units, unit awards, unit appreciation rights, distribution equivalent rights and other unit-based awards. In 2016, no CrossAmerica equity awards were granted to executive officers. Only non-employee directors of the Board received CrossAmerica equity award grants in the form of phantom units for their service on the Board.
Phantom Units
A phantom unit represents a notional common unit granted under the Plan, which, upon vesting, entitles the holder of the phantom units to receive either a common unit or an amount of cash equal to the fair market value of a common unit at the time of vesting. All or a portion of the phantom units may be settled in common units or cash at the discretion of the Board. Phantom unit awards issued in April 2015 or thereafter are accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of distribution authorized to be paid to the holder of common units. Prior to April 2015, phantom unit awards were issued without distribution equivalent rights.
Profits Interests
Profits interests are represented by Class B Units in our wholly owned subsidiary, LGP Operations, and are designed to constitute “profits interests” within the meaning of the Internal Revenue Code, and published Internal Revenue Service guidance. Class B Units generally will not be taxed at the time of grant, though the holder will be required to report on his/her income tax return his/her allocable share of LGP Operations’ income, gain, loss, deduction and credit, regardless of whether LGP Operations makes a distribution of cash. Instead, such units are generally taxed upon at disposition of the unit or upon the receipt of distributions of money to the extent that such amounts received exceed the holder’s tax basis in the units. Generally, no deduction is available to the Partnership or LGP Operations upon the grant, vesting or disposition of the Class B Units. The profits interests are subject to vesting schedules determined by the Board. Holders of vested Class B Units are entitled to receive distributions from LGP Operations generally on the same terms as our unitholders. Vested Class B Units are redeemable for cash or our common units at the discretion of the Board, beginning on the second anniversary of the grant date at a conversion ratio of not greater than 1:1. In February 2016, the Board approved the redemption of 31,027 profits interests for our common units for participants who elected to redeem their awards after two years from the date of grant.
Other Benefits
Our NEOs are eligible to participate in the CST Brands Savings Plan, which consists of two components (i) a qualified “Safe Harbor” 401(k) retirement plan, and (ii) a discretionary profit sharing plan. All contributions made under CST’s 401(k) plan are 100% vested at all times. In 2016, CST suspended the discretionary profit-sharing plan, which offered a contribution to employee who met eligibility.
Our NEOs are also eligible to participate in the CST Brands Excess Savings Plan (the “Excess Savings Plan”), which is a non-qualified deferred compensation program that provides benefits to CST employees whose annual contributions to CST Brands Savings Plan are subject to regulatory limitations. All balances under the Excess Savings Plan are maintained in the books and records of CST and earnings are credited to a participant’s accumulated savings account under the plan in an amount equal to the prime rate as quoted in the Wall Street Journal on January 1 of the then current year, plus 1%. As with the CST Brands Savings Plan, participants are 100% vested at all times in any CST contributions credited to their Excess Savings Plan accounts.
In addition, effective January 1, 2016, all eligible employees, including our NEOs, were able to participate in the CST Employee Stock Purchase Plan (“ESPP”), in which participants in the ESPP elected to purchase shares of CST’s common stock in up to two series of offerings conducted pursuant to the procedures set forth in the ESPP at a purchase price that was 85% of the fair market value of one share of CST’s common stock on the first or last trading day of the offering period. Pursuant to the Merger Agreement, there will be no ESPP offering periods in 2017.
Effective January 1, 2016, certain employees, including our NEOs, were eligible to participate in the CST Nonqualified Deferred Compensation Plan (the “NQDC”) pursuant to which NEOs were allowed the opportunity to defer up to 75% of their base salary, up to 100% of their annual bonus and up to 100% of their annual grant of CST RSUs for that calendar year. Pursuant to the Merger Agreement, the CST Compensation Committee approved the termination of the NQDC upon closing of the Merger. All deferrals of base salary and excess savings plan accounts are 100% vested and vesting of deferrals of other bonus or equity awards is determined in accordance with the terms of the applicable awards.
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
Non-Qualified Deferred Compensation. Certain payments under the Partnership’s Executive Income Continuity Plan (the “EICP”) may be subject to the tax rules applicable to non-qualified deferred compensation arrangements of the American Jobs Creation Act of 2004. We believe we are in compliance with such statutory provisions.
Accounting for Stock-Based Compensation. We account for stock-based compensation in accordance with the requirements of FASB ASC Topic 718 for all of our stock-based compensation plans. See Note 18 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of all assumptions made in the calculation of this amount.

Risk Assessment
The CST Compensation Committee oversees the risk assessment of the compensation programs, policies and practices for all employees. A discussion of this risk assessment is included in CST’s Compensation Discussion and Analysis in Part III of CST’s Form 10-K for the year ended December 31, 2016, which is available on the SEC’s website at www.sec.gov.
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

Compensation Decisions for 2017
2017 Short-Term Incentive Plan for our NEOs
The CST Compensation Committee recently approved two sets of performance metrics for the 2017 short-term incentive plan, one set to be used if the closing of the Merger occurs in 2017, and one set to be used if the closing of the Merger does not occur in 2017. If the Merger closes in 2017, the first set of performance metrics for the four months ending April 30, 2017 include (i) 50% weighting of CST’s actual non-fuel gross margin dollars compared to budget for the period ending April 30, 2017; and (ii) 50% weighting of CST and the Partnership’s actual consolidated EBITDA compared to CST’s budget for the period ending April 30, 2017 (the “2017 STIP Merger Scenario”).
If the Merger does not close in 2017, the second set of performance metrics for the year ending December 31, 2017 are (i) 50% weighting of CST’s actual non-fuel gross margin dollars compared to CST’s budget for the 2017 fiscal year; (ii) 25% weighting of CST and the Partnership’s actual consolidated EBITDA compared to budget for the 2017 fiscal year; and (iii) 25% weighting of the increase in CrossAmerica’s distribution per unit for the 2017 fiscal year (“2017 STIP No Merger Scenario”). Participation in the CST Time Program by our NEOs is a requirement that must be met to be eligible to participate in the 2017 STIP No Merger Scenario.
Short-Term Incentive Plan for our NEOs

	2016 Base Salary	2016 STI Plan Target as a % of Base Salary	2017 Base Salary	2017 STI Plan Target as a % of Base Salary
Jeremy L. Bergeron	$385,000	65%	$396,500	65%
Clayton E. Killinger	$656,500	75%	$656,500	75%
David F. Hrinak	$371,300	60%	$380,600	60%
Hamlet T. Newsom, Jr.	$318,000	50%	$327,500	50%
Steven M. Stellato	$279,400	50%	$285,000	50%
2017 STIP Merger Scenario
The following table describes each performance metric, the percentage of the aggregate short-term incentive attributable to each performance metric and the reason for its inclusion in the 2017 STIP Merger Scenario in case that the Merger closes in 2017:

2017 Performance Metrics	% Weight	Why Performance Metric Is Used	Payout Range
CST Brands Total Non-Fuel Gross Margin versus budget for the period ending April 30, 2017	50%
Total Non-Fuel Gross Margin represents the total non-fuel gross profit dollars for the CST retail stores. A major strategic goal for CST is to increase the contribution of non-fuel margins to 70% of overall gross profit, including food and merchandise, by enhancing offerings of made to order food, proprietary food and private label programs and an expanded selection of store merchandise, including food, beverage and snack categories. We believe this performance metric aligns the short-term incentive objectives with the long-term strategies of CST by (i) improving inside store profitability levels and increasing the number of customers that visit the CST network, and (ii) promoting merchandise gross profit growth through the pursuit of quality convenience store acquisitions that contribute to the core asset base, and organic new store growth.
			0 - 200%
Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) versus budget for the period ending April 30, 2017	50%
This metric measures the EBITDA for both the Partnership and CST on a consolidated basis, which is a reflection of how well the Partnership and CST are performing overall against the established goals, representing a holistic view of the Partnership’s and CST’s strategies. This performance metric is a key driver of unitholder return over time.
			0 - 200%

2017 STIP No Merger Scenario
The following table describes each performance metric, the percentage of the aggregate short-term incentive attributable to each performance metric and the reason for its inclusion in the 2017 STIP No Merger Scenario in case that the Merger does not close in 2017:

2017 Performance Metrics	% Weight	Why Performance Metric Is Used	Payout Range
CST Brands Total Non-Fuel Gross Margin versus budget for the year ending December 31, 2017	50%
Total Non-Fuel Gross Margin represents the total non-fuel gross profit dollars for the CST Brands retail stores. A major strategic goal of CST is to increase its non-fuel margins to 70% of overall gross profit, including food and merchandise, by enhancing our offerings of made to order food, proprietary food and private label programs and an expanded selection of store merchandise, including food, beverage and snack categories. We believe this performance metric aligns the short-term incentive objectives with the long-term strategies of CST by (i) improving our inside store profitability levels and increasing the number of customers that visit our stores, and (ii) promoting merchandise gross profit growth through the pursuit of quality convenience store acquisitions that contribute to the core asset base, and organic new store growth.
			0 - 200%
Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) versus budget for the year ending December 31, 2017	25%
This metric measures the EBITDA for both CST and CrossAmerica Partners LP on a consolidated basis, which is a reflection of how well CST is performing overall against its established goals, representing a holistic view of the CST’s strategies. This performance metric is a key driver of unitholder return over time.
			0 - 200%
CrossAmerica Partners LP Distributions per Unit (with a minimum pro-forma coverage ratio of 1.0) for the year ending December 31, 2017	25%
The Partnership’s distributions per common unit represent the amount of cash distributed to our common unitholders, including CST. We believe this performance metric aligns the growth of cash distribution year over year with the long-term strategy of both the Partnership and CST. CST owns 100% of the IDRs and receives distributions from us under these IDRs as well as distributions as a result of CST’s ownership of common units in the Partnership.
			0 - 200%
Merger Related Decisions
The Merger Agreement provides that, during the period from August 21, 2016 until the earlier of the termination of the Merger Agreement or the consummation of the Merger, CST will conduct its business in the ordinary course of business consistent with past practice, and CST will use all reasonable efforts to keep available the services of key employees of CST, including our NEOs. Among the reasonable efforts consistent with past practice included in the Merger Agreement are merit raises and increases in compensation our NEOs, payment of the 2016 short-term incentive plan, establishment of the 2017 short-term incentive plan, granting of time-based RSUs under the 2017 long-term incentive plan (only if the Merger does not close by February 15, 2017), and engagement of third-party experts to perform analysis and provide recommendations regarding Section 280G and Section 4999 of the Code to mitigate any issues resulting from application of Section 280G and Section 4999 of the Code in order to avoid the loss of the Company's income tax deduction with respect to any excess parachute payments, as well as to maximize the net after-tax proceeds received by any individual subject to these sections.
2017 NEO Long-Term Incentive Plan
For 2017, the CST Compensation Committee approved the grant of equity awards in the form of CST RSUs for our NEOs, which will vest in equal annual installments over a period of three years from the date of grant. At the completion of the Merger, each 2017 award of CST RSUs will be converted into the right to receive a cash payment equal to the product of (x) the number of shares of CST common stock subject to such award as of the completion of the Merger and (y) the merger consideration, but such award will remain subject to the same vesting terms and payment schedule as those set forth in the original RSU award agreement; provided that, upon completion of the Merger, such award will vest in full upon an involuntary termination of employment without cause, or termination for “Good Reason”, or termination due to death, “Disability” or “Retirement.”

Summary Compensation Table
The following table sets forth certain information with respect to compensation of our NEOs. Except for the management fee we paid to CST under the Amended Omnibus Agreement, we did not pay or reimburse any cash compensation amounts to or for our NEOs in 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Options Awards ($)(1)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)(5)(6)	All Other Compensation ($)(7)	Total ($)
Jeremy L. Bergeron President	2016	385,000	21,600	449,235	224,595	225,225	5,279	14,517	1,325,451
	2015	359,296	21,600	248,082	175,219	224,250	3,986	74,841	1,107,274

Clayton E. Killinger Executive Vice President and Chief Financial Officer of CST and CrossAmerica	2016	656,500	—	962,955	481,442	443,138	17,368	13,760	2,575,163
	2015	654,981	—	488,041	732,015	438,750	16,489	17,617	2,347,893

David F. Hrinak Executive Vice President, Chief Operations Officer	2016	371,300	50,000	259,968	129,966	200,502	4,252	13,648	1,029,636
	2015	361,118	50,000	491,003	211,408	196,500	—	2,421	1,312,450
	2014	309,808	—	258,444	—	—	—	26,231	594,483

Hamlet T. Newsom, Jr.(8) Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer	2016	318,000	—	137,854	68,915	143,100	2,120	11,307	681,296
	2015	236,301	—	88,554	132,714	117,750	—	9,925	585,244

Steven M. Stellato(8) Vice President, Chief Accounting Officer	2016	279,400	—	121,116	60,554	125,730	576	10,994	598,370
	2015	156,737	—	28,025	42,002	73,500	—	6,269	306,533

(1)
The amounts shown represent the grant date fair value of awards for each of the fiscal years shown computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation. See Note 18 of the notes of the consolidated financial statements included in CST's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC for a discussion of all assumptions made in the calculation of this amount.

(2)	See the Grants of Plan-Based Awards table for more information regarding CST RSUs and CST MSUs awarded in 2016.

(3)	For information about valuation assumptions for CST Stock Option awarded in 2016, refer to the footnotes in the Grants of Plan-Based Awards table.

(4)	The amounts in this column represent cash payment earned under the 2014, 2015 and 2016 short-term incentive programs.

(5)
The amounts in this column represent the change in value in the Excess Savings Plan for fiscal years 2014, 2015 and 2016. See the Non-Qualified Deferred Compensation table for additional information for 2016.

(6)	The Company does not sponsor any pension benefit plans and none of our NEOs contribute to such a plan.

(7)	The amounts listed as “All Other Compensation” for 2016 are composed of these items:

All Other Compensation	Bergeron	Killinger	Hrinak	Newsom	Stellato
CST Savings Plan Company Matching Contribution	10,600	10,600	10,600	10,600	10,600
Premiums for personal liability insurance	3,917	3,160	3,048	707	394
Total All Other Compensation	14,517	13,760	13,648	11,307	10,994

(8)	Mr. Newsom was appointed to his position with our General Partner in March 2015. Mr. Stellato was appointed to his position with our General Partner in June 2015.
Bergeron Executive Retention Agreement
In September 2015, CST entered into an executive retention agreement with Mr. Bergeron (as amended in 2016 to include a change in control provision) in connection with his appointment as our President, including relocation assistance and an annual retention bonus of $21,600, as long as Mr. Bergeron resides in Allentown, PA as a CST employee.
Hrinak Executive Retention Agreement
In April 2015, CST entered into an executive retention agreement with Mr. Hrinak that included (i) an award of CST RSUs in the amount of $350,000 of which two installments vested on October 1, 2015 and October 1, 2016 with one remaining installment to vest on October 1, 2017; and (ii) $150,000 in cash payable in three equal annual installments of which two installments were paid on October 1, 2015 and October 1, 2016 with one installment to be paid on October 1, 2017. Mr. Hrinak must remain an employee of CST on each of the dates for the remaining installments of CST RSUs to vest and to receive the cash payment.
Grants of Plan-Based Awards
The following table provides information regarding grants of plan-based awards to our NEOs during fiscal year 2016. All awards during fiscal year 2016 were in the form of CST RSUs, CST Stock Options and CST MSUs.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Sh)(5)	Grant Date Fair Value of Stock and Option Awards ($)(6)
Name	Grant Date	Threshold ($)	Target ($)	Maximum($)	Threshold (#)	Target (#)	Maximum(#)
Jeremy L. Bergeron	—	2,503	250,250	500,500
	3/8/2016				2,738	5,476	10,952				$224,582
	3/8/2016							5,796			$224,653
	3/8/2016								20,307	38.76	$224,595
Clayton E. Killinger	—	4,924	492,375	984,750
	3/8/2016				5,870	11,739	23,478				$481,440
	3/8/2016							12,423			$481,515
	3/8/2016								43,530	38.76	$481,442
David F. Hrinak	—	2,228	222,780	445,560
	3/8/2016				1,585	3,169	6,338				$129,967
	3/8/2016							3,354			$130,001
	3/8/2016								11,751	38.76	$129,966
Hamlet T. Newsom, Jr.	—	1,590	159,000	318,000
	3/8/2016				840	1,680	3,360				$68,900
	3/8/2016							1,779			$68,954
	3/8/2016								6,231	38.76	$68,915
Steven M. Stellato	—	1,397	139,700	279,400
	3/8/2016				738	1,476	2,952				$60,534
	3/8/2016							1,563			$60,582
	3/8/2016								5,475	38.76	$60,554

(1)
The amounts in these columns represent the potential payouts under the CST 2016 short-term incentive program, which were earned based on performance for the 2016 fiscal year. The threshold payout is the minimum amount payable, the target payout represents the amount payable for achieving the target level of performance, and the maximum payout represents the maximum amount payable, under the CST 2016 short-term incentive program.

(2)
Represents an award of CST MSUs under the CST long-term incentive program. These CST MSUs vest in full three (3) years from the date of grant. A threshold 50% of target awards is earned if the Ending Stock Price (as defined in the CST MSU award agreement) is 67% of the Beginning Stock Price (as defined in the CST MSU award agreement), with awards forfeited entirely if stock price performance is below this level. The maximum number of CST MSUs earned cannot exceed 200% of the target award. CST dividend payments for CST MSUs would be paid once CST MSUs vest and the number of CST MSUs earned is calculated based on performance metrics under the CST MSU award agreement.

(3)
Represents an award of CST RSUs under the CST long-term incentive program. These CST RSUs vest in one-third (1/3) increments each year for three (3) years on the anniversary of the grant date. CST dividend equivalent payments on CST RSUs are paid as and when dividends are declared and paid on CST's outstanding common stock.

(4)
Represents an award of CST Stock Options under the CST long-term incentive program. These CST Stock Options vest in one-third (1/3) increments each year for three years on the anniversary of the grant date.

(5)
The exercise price is the mean of the high and low reported sales price per share on the NYSE of CST's common stock on the date of grant. Under the CST Brands, Inc. Amended and Restated 2013 Omnibus Stock and Incentive Plan, the exercise price for CST Stock Options granted cannot be less than the mean of the high and low reported sales price per share on the NYSE of CST’s common stock on the date of grant.

(6)
The amounts shown represent the grant date fair value of awards for each of the fiscal years shown computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation. See Note 18 of the notes of the consolidated financial statements included in CST's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC for a discussion of all assumptions made in the calculation of this amount.

Outstanding Equity Awards at Fiscal Year End
The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2016.

	Option Awards (1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexerciseable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards Number of Unearned Shares, Units, or Other Rights That Have Not Vested (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jeremy L. Bergeron					2,732	(5)	68,819

Clayton E. Killinger	25,000	—	29.530	5/6/2023
	33,362	16,681	31.245	3/10/2024	6,294	(6)	303,056
	22,614	45,228	41.405	3/12/2025	7,858	(7)	378,363
		43,530	38.760	3/8/2026	12,423	(8)	598,167
								11,739	481,440
David F. Hrinak	6,531	13,062	41.405	3/12/2025	2,270	(9)	109,301
					2,634	(10)	126,827
	11,751	—	38.760	3/8/2026	3,354	(11)	161,495
								3,169	129,967
Hamlet T. Newsom, Jr.								780	31,989

Steven M. Stellato								904	37,075

(1)	The amounts in the Option Awards section represent awards of CST Stock Options.

(2)	CST Stock Options vest in one-third (1/3) increments each year for three years on the first, second and third anniversaries of the date of grant.

(3)	The amounts in the Stock Awards section include Phantom Units, CST RSUs and CST MSUs.

(4)	The unvested portion of these CST MSU awards will vest in full three (3) years from the date of grant, or at completion of the Merger, whichever comes first.

(5)
For CST RSUs, the amount in this column is based upon a fair market value of $48.15 per share, which was the fair market value of CST’s common stock on December 30, 2016. For the Partnership's phantom units, the amount in this column is based upon a fair market value of $25.16 per unit, which was the price of the Partnership’s common unit on December 30, 2016.

(6)	Represent awards of CST RSUs. The unvested portion of this award will vest on March 10, 2017.

(7)	Represent awards of CST RSUs. The unvested portion of this award will vest in two equal installments on March 12, 2017 and March 12, 2018, or at completion of the Merger, whichever comes first.

(8)
Represent awards of CST RSUs. The unvested portion of this award will vest in three equal annual installments on March 8, 2017, March 8, 2018 and March 8, 2019, or at completion of the Merger, whichever comes first.

(9)	Represent awards of CST RSUs. The unvested portion of this award will vest in two equal installments on March 12, 2017 and March 12, 2018, or at completion of the Merger, whichever comes first.

(10)	Represent awards of CST RSUs. The unvested portion of this award will vest on October 1, 2017.

(11)
Represent awards of CST RSUs. The unvested portion of this award will vest in three equal installments on March 8, 2017, March 8, 2018 and March 8, 2019, or at completion of the Merger, whichever comes first.

Option Exercises and Equity Vested
The following table sets forth information regarding vesting of phantom unit and profits interests awards of the Partnership as well as CST RSUs and CST Stock Options for our NEOs for the fiscal year ended December 31, 2016.

	Option Awards			Stock Awards
Name	Number of Shares or Units Acquired on Exercise(#)		Value Realized on Exercise ($)	Number of Shares or Units of Stock Acquired on Vesting(#)		Value Realized on Vesting ($)
Jeremy L. Bergeron	47,133	(1)	486,798	20,956	(2)	1,113,439
Clayton E. Killinger				29,556	(3)	1,103,093
David F. Hrinak				6,948	(4)	247,556
Hamlet T. Newsom, Jr.	18,198	(5)	118,739	5,109	(6)	241,379
Steven M. Steallato	9,558	(7)	86,171	3,081	(8)	148,427

(1)	As approved by the Compensation Committee, 47,133 outstanding CST Stock Options were vested and exercised on December 27, 2016.

(2)
Represents an amount that includes one third (1/3) of a CST RSU award vested on March 10, 2016, representing 860 shares of CST common stock, one third (1/3) of a CST RSU award vested on March 12, 2016, representing 940 shares of CST common stock, a CST restricted stock award vested in full on May 6, 2016, representing 1,500 shares of CST common stock, and, as approved by the Compensation Committee, a CST RSU award granted on March 10, 2014 vested in full on December 23, 2016, representing 860 shares of CST common stock, two thirds (2/3) of a CST RSU award granted on March 12, 2015 vested in full on December 23, 2016, representing 1,880 shares of CST common stock, a CST RSU award granted on March 8, 2016 vested in full on December 23, 2016, representing 5,796 shares of CST common stock, and a CST MSU award granted on March 8, 2016 vested in full on December 23, 2016, representing 7,775 shares of CST common stock. In addition, one third (1/3) of an award of phantom units in the Partnership vested on April 14, 2016, representing 1,345 common units of the Partnership.

(3)
Represents an amount that includes one third (1/3) of a CST RSU award vested on March 10, 2016, representing 6,294 shares of CST common stock; one third (1/3) of a CST RSU award vested on March 12, 2016, representing 3,929 shares of CST common stock; a restricted stock award vested in full on May 6, 2016, representing 10,000 shares of CST common stock, and one third (1/3) of a CST restricted stock award vested on May 6, 2016, representing 9,333 shares of CST common stock.

(4)
Represents an amount that includes one third (1/3) of a CST RSU award vested on March 12, 2016, representing 1,135 shares of common CST stock; and one third (1/3) of a CST RSU award vested on October 1, 2016, representing 2,634 shares of common CST stock.

(5)	As approved by the Compensation Committee, 18,198 outstanding CST Stock Options were vested and exercised on December 27, 2016.

(6)
Represents an amount that includes one third (1/3) of a CST RSU award vested on March 23, 2016, representing 467 shares of CST common stock; and as approved by the Compensation Committee, two CST RSU awards granted on March 23, 2015 vested on December 23, 2016, representing 1,585 shares of CST common stock, a CST RSU award granted on March 8, 2016 vested on December 23, 2016, representing 1,779 shares of CST common stock, and a CST MSU award granted on March 8, 2016 vested in full on December 23, 2016 representing 1,278 shares of CST common stock.

(7)	As approved by the Compensation Committee, 9,558 outstanding CST Stock Options were vested and exercised on December 27, 2016.

(8)
As approved by the Compensation Committee, a CST RSU award granted on June 1, 2015 vested on December 23, 2016, representing 706 shares of CST common stock, a CST RSU award granted on March 8, 2016 vested on December 23, 2016, representing 1,563 shares of CST common stock, and a CST MSU award granted on March 8, 2016 vested in full on December 23, 2016 representing 812 shares of CST common stock.

Non-Qualified Deferred Compensation
Excess Savings Plan
CST established the Excess Savings Plan, which is a non-qualified deferred compensation program to provide benefits to CST employees whose annual contributions to the CST Brands Savings Plan (a qualified 401(k) plan) are subject to the regulatory limitations. Under the Excess Savings Plan, CST makes annual contributions in the first quarter of each year for the previous fiscal year. Some of our NEOs participated in the Excess Savings Plan during the fiscal year ended December 31, 2016. The following table provides information concerning the contributions, earnings, withdrawals and distributions in the Excess Savings Plan during the fiscal year ended December 31, 2016

Name	Executive contributions in last FY($)	Registrant contributions in last FY($)(1)	Aggregate Earning in last FY ($)(1)	Aggregate withdrawals/distributions ($)	Aggregate balance at last FYE ($)
Jeremy L. Bergeron	—	5,096	183	—	9,264
Clayton E. Killinger	—	15,660	1,708	—	54,697
David F. Hrinak	—	4,252	—	—	4,252
Hamlet T. Newsom, Jr.	—	2,120	—	—	2,120
Steven M. Stellato	—	576	—	—	576

(1)	The sum of the amounts included in these columns is included in the "Change in Pension Value and Non-qualified Deferred Compensation Earning" for 2016 in the Summary Compensation Table for each NEO.
Non-Qualified Deferred Compensation Plan
Pursuant to the NQDC, our NEOs were offered to defer up to 75% of their base salary, up to 100% of their annual bonus and up to 100% of their annual grant of CST RSUs for the calendar year. All deferrals of base salary are 100% vested and vesting of deferrals of other bonus or equity awards is determined in accordance with the terms of the applicable awards.

Name	Executive contributions in last FY($)(1)	Registrant contributions in last FY($)	Aggregate Earning in last FY ($)	Aggregate withdrawals/distributions ($)	Aggregate balance at last FYE ($)
Jeremy L. Bergeron	—	—	—	—	—
Clayton E. Killinger	—	—	—	—	—
David F. Hrinak	—	—	—	—	—
Hamlet T. Newsom, Jr.	207,144	—	—	—	207,144
Steven M. Stellato	—	—	—	—	—

(1)	All amounts in this column are included in the values reflected in the Summary Compensation Table for 2016 in the income category from which they were deferred.
Potential Payments upon Termination or Change in Control
Our NEOs may be entitled to certain payments upon termination of their employment under certain circumstances, in each case, as more fully described below. Any such payments that are to be made in cash will be subject to reimbursement under the Amended Omnibus Agreement.
Executive Income Continuity Plan (the “EICP”)
The Partnership adopted the EICP on May 28, 2014 (as further amended) for all persons who are designated as executive officers of the General Partner by resolution of the Board (the “Officers”) and any persons who provide management services to the

Partnership and are designated as plan participants by the Board are eligible to participate in the EICP (each a “Participant”). Messrs. Bergeron, Killinger, Hrinak, Newsom and Stellato are each designated as “Officers” under the EICP.
The EICP provides that if an Officer is terminated from providing management services to the Partnership or the General Partner other than due to death, disability, retirement, cause or voluntary resignation (other than for good reason (as defined in the EICP)) (a “Termination”), then such Officer is entitled to receive a severance payment, paid in 12 equal monthly installments, equal to the sum of (i) the Officer’s annual salary as of the date of termination, plus (ii) the amount of the Officer’s annual target bonus under the applicable annual incentive compensation plan in place at the time the termination occurs (the sum of (i) and (ii), the “Compensation Amount”). In addition, the Officer (and his dependents, as applicable) will receive the continuation of their medical, dental and other benefits for a period of one year from the date of termination, all unvested awards under the Partnership’s Plan held by such Officer shall vest immediately upon Termination and the Officer is also entitled to be reimbursed for outplacement services for one year subsequent to the Termination, and, in certain circumstances, reimbursement of relocation expenses and legal fees and expenses (all such benefits, the “Continued Benefits”). If the Termination of an Officer occurs in connection with, or within 24 months after, a change in control of the Partnership (which includes the consummation of the transactions contemplated by the Merger Agreement), then the Officer will receive a severance payment, paid in a single lump sum in cash, equal to 2.99 times the Compensation Amount.
In addition, Messrs. Bergeron, Killinger, Newsom and Stellato are also each parties to a Separation Agreement with CST (“CST Separation Agreement”), which provides severance benefits upon a qualifying termination of employment from CST. If the employment of an executive of CST were terminated by CST without cause or by the executive for good reason within two years following a change in control of CST (such as the Merger), the executive would be entitled to the following:
•Severance Payment. A cash severance payment equal to the product of (a) 2.0 (for Messrs. Killinger and Bergeron) and 1.5 (for Messrs. Newsom and Stellato), multiplied by (b) the sum of the executive’s annual base salary plus target annual short term incentive opportunity, which severance payment is payable in a lump sum;
• Prorated Target Annual Short-Term Incentive. A cash payment equal to the executive’s target annual short term incentive opportunity for the year of termination, prorated for the portion of the year elapsed as of the last day of the month of termination, which payment is payable in a lump sum; and,
• Ancillary Benefits. Continued medical, dental and other insurance benefits for a period of three years from the date of termination on the same basis as immediately prior to the date of termination, or if such continued coverage is not permitted by applicable plans or law, a lump sum payment equal to the value of CST’s contribution for such coverage, and reimbursement of costs incurred in connection with a move back to the executive’s original work location prior to the change in control and of reasonable outplacement expenses in seeking comparable employment during the first year following the date of termination.
As a condition of receiving the severance benefits under the CST Separation Agreements, each of the executives must execute a release of claims and comply, for one year following the date of termination, with restrictive covenants concerning non-competition and non-solicitation of employees, as well as perpetual confidentiality and non-disparagement covenants.
In the event that a termination in connection with a change in control that triggers payment under both the CST Separation Agreement and the EICP, the EICP provides that payments and benefits would be the greater of those provided in either of the CST Separation Agreement or EICP, with the exception of Mr. Killinger. The EICP limits Mr. Killinger’s aggregate cash severance payments under the EICP and his CST Separation Agreement to no more than 2.0 times the cash severance payable under his CST Separation Agreement and the greater of other payments and benefits provided in either the CST Separation Agreement or the EICP.
All payments due under the EICP will be conditioned on the execution by the Participant of a release and non-disparagement agreement. All payments and benefits paid under the EICP are the financial responsibility of the Partnership.
If amounts payable to an Officer under the EICP (together with any other amounts that are payable by the Partnership as a result of a change in control (collectively, the “Payments”) exceed the amount allowed under Section 280G of the Code for such Officer, thereby subjecting the Officer to an excise tax under section 4999 of the Code, then the Payments shall either be: (i) reduced to the level at which no excise tax applies, such that the full amount of the Payments would be equal to three times the Officer’s “base amount” (as defined in the Code), or (ii) paid in full, which would subject the Officer to the excise tax. The Partnership will determine, in good faith, which outcome produces the best net after tax position for an Officer, but the Partnership will not provide any gross-up payments for excise taxes.
Under the Merger Agreement, CST could engage an expert (a) to perform calculations regarding Sections 280G and 4999 of the Code and (b) to recommend and implement strategies to mitigate any issues resulting from application of Sections 280G and 4999 of the Code and to maximize the net after-tax proceeds received by any individual subject to Section 4999 of the Code. As contemplated in the Merger Agreement, CST reasonably determined that the consummation of the Merger would not occur in 2016 and in order to mitigate the impact of Section 4999 of the Code. Based on the recommendations of its consultants, CST accelerated the vesting of CST equity awards, and the payment of annual incentive awards in respect of 2016, into 2016, for Messrs. Bergeron, Newsom and Stellato.
The table below estimates the amount of compensation and benefits to be provided to each of our NEOs in the event of termination of such NEO’s employment under certain circumstances, pursuant to the terms of the EICP. These amounts are estimates of the amounts that would be paid or provided to our NEOs upon termination of employment or a change in control had the termination occurred on December 31, 2016. The actual amounts can only be determined at the time of such NEO’s separation from CST. Accordingly, if termination had taken place prior to December 31, 2016, the amounts payable with respect to the short-term incentive program would have been reduced to reflect the pro rata portion of the NEO’s annual target short-term incentive award.

Name	Severance Benefit	Termination by the Company Without Cause (other than for Good Reason) ($) (1)	Termination by the Company for Good Reason or Without Cause in Connection with a Change of Control ($) (2)
Jeremy L. Bergeron	Separation Payment	1,270,500	1,899,398
	Short-Term Incentive Program	250,250	250,250
	Long-Term Incentive Program		131,546
	Health Benefits	47,204	91,611
Clayton E. Killinger	Separation Payment	2,297,750	4,595,500
	Short-Term Incentive Program	492,375	492,375
	Long-Term Incentive Program		802,631
	Health Benefits	48,321	94,963
David F. Hrinak	Separation Payment	594,080	1,776,299
	Short-Term Incentive Program	222,780	222,780
	Long-Term Incentive Program		216,674
	Health Benefits	44,319	82,957
Hamlet T. Newsom, Jr.	Separation Payment	954,000	1,426,230
	Short-Term Incentive Program	159,000	159,000
	Long-Term Incentive Program		56,661
	Health Benefits	43,279	79,837
Steven M. Stellato	Separation Payment	828,200	1,253,109
	Short-Term Incentive Program	139,700	139,700
	Long-Term Incentive Program		61,809
	Health Benefits	27,870	33,610

(1)
Represents the sum of (i) a severance payment to each NEO (except for Mr. Hrinak) under the officer's CST Separation Agreement equal to the product of (a) 1.0 multiplied by (b) the sum of the NEO's annual base salary plus target annual short-term incentive opportunity; plus (ii) a severance payment to each NEO (including Mr. Hrinak) under the EICP of (a) 1.0 multiplied by (b) the sum of the NEO’s annual base salary plus target annual short-term incentive opportunity.

(2)
Represents the sum of (i) a severance payment to each NEO (except for Mr. Hrinak) under the officer's CST Separation Agreement equal to the product of (a) 2.0 (for Messrs. Bergeron and Killinger) or 1.5 (for Messrs. Newsom and Stellato), multiplied by (b) the sum of the NEO’s annual base salary plus target annual short-term incentive opportunity; plus (ii) a severance payment to each NEO (including Mr. Hrinak) according to the terms of the EICP in which due to the cap on payments applicable to (a) Mr. Killinger, his severance payment under the EICP is equal to the severance payment under his CST Separation Agreement; (b) Mr. Hrinak, his severance payment under the EICP is 2.99 multiplied by the sum of his annual salary plus target annual short-term incentive opportunity; and (c) Messrs. Bergeron, Newsom and Stellato, the sum of each of their respective severance payments under the EICP and the CST Separation Agreements cannot exceed 2.99 multiplied by the sum of each of their annual salary plus target annual short-term incentive opportunity for each.

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
On December 31, 2016, the following were members to the Board: Kimberly S. Lubel, Chief Executive Officer, President and Chairman of the CST Board; Jeremy L. Bergeron, President of our General Partner; Clayton E. Killinger, Executive Vice President and Chief Financial Officer of CST and our General Partner; John B. Reilly, III; Joseph V. Topper, Jr.; Gene Edwards and Justin A. Gannon, as non-employee directors of the board of directors of our General Partner.
Director Compensation for Fiscal Year 2015
Each non-employee director received cash compensation of $60,000 per year (paid on a quarterly basis). The chairman of each of the audit committee and conflicts committee received additional cash compensation of $10,000 per the fiscal year ended December 31, 2016 (paid on a quarterly basis).
In November 2016, each non-employee director received an award of 1,341 phantom units in an amount equal to $35,000 based on the closing price of the Partnership’s common units on the date of grant as compensation for six months of service beginning October 1, 2016. Such phantom units will be fully vested on the one-year anniversary of the grant date and include the payment made by the Partnership of distribution equivalent rights equal to the amount of distributions authorized to be paid to holders of common units of the Partnership.
Our directors are reimbursed for all out-of-pocket expenses in connection with attending meetings of the Board or its committees. To the extent permitted under Delaware law, each director is fully indemnified by us for actions associated with being a director.
The following table provides the compensation amounts for each of our non-employee directors for the fiscal year ended December 31, 2016.

Name	Fees Earned or Paid in Cash ($)	Stock or Unit Awards and Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Kimberly S. Lubel(2)	—	—	—	—
Joseph V. Topper, Jr. (3)	60,000	35,000	—	95,000
John B. Reilly III (3)	60,000	35,000	—	95,000
Clayton E. Killinger(2)	—	—	—	—
Gene Edwards(3) (4)	70,000	35,000	—	105,000
Justin A. Gannon(3) (4)	70,000	35,000	—	105,000
Jeremy L. Bergeron(2)	—	—	—	—

(1)
Under the incentive award program, the directors will have the ability to elect to receive either phantom units or profits interests. Phantom units and profits interests can be converted to common units or cash, at the discretion of the Board.

(2)	Ms. Lubel and Messrs. Killinger and Bergeron are employees of CST and did not receive any compensation for their services as directors of the Board for the year ended December 31, 2016.

(3)
As part of the compensation to non-employee directors for the period October 1, 2016 to March 31, 2017, each of Messrs. Edwards, Gannon, Reilly and Topper received an equity grant of 1,341 phantom units of the Partnership based upon a fair market value of $26.10 per unit, which was the NYSE closing price of our common units on November 10, 2016. Each of these phantom units will vest in one installment on the anniversary of the date of grant. These phantom unit awards were accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of Partnership common units.

(4)	Messrs. Edwards and Gannon received additional cash compensation of $10,000 per year for their service as chairmen of the conflicts committee and audit committee, respectively.

Compensation Committee Interlocks and Insider Participation
None of the directors or executive officers of our General Partner served as members of the compensation committee of another entity that has or had an executive officer who served as a member of our Board during the year ended December 31, 2016. As previously noted, we do not have a separate compensation committee. Decisions regarding the compensation of our NEOs are made, as applicable, by CST’s Compensation Committee.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
As of February 24, 2017, the following table sets forth the beneficial ownership of our common and subordinated units of:

•	Each person known by us to be a beneficial owner of more than 5% of our outstanding common units;

•	Our General Partner;

•	Each NEO and director of the Board; and

•	All of the executive officers and directors of the Board, as a group.

	Beneficial Ownership of Common Units
Name of Beneficial Owner	Number of Units		Percent of Class
Greater than 5% Stockholders
Harvest Fund Advisors LLC	3,220,349	(1)	9.606%
Oppenheimer Funds, Inc.	2,728,357	(2)	8.138%
CrossAmerica GP LLC	—	(3)	—
Dunne Manning Inc. (fka Lehigh Gas Corporation)	3,782,216	(4)(5)	11.282%
Energy Realty Partners, LLC	1,854,943	(4)(5)	5.533%
CST Brands, Inc.	14,394,385	(6)	42.936%
Directors
Jeremy L. Bergeron	10,123	(7)	*
Gene Edwards	19,916		*
Clayton E. Killinger	—		*
Justin A. Gannon	6,916		*
Kimberly S. Lubel	5,600		*
John B. Reilly, III	878,029	(8)	*
Joseph V. Topper, Jr.	7,750,888	(4)(5)(9)(10)	23.120%
Named Executive Officers
David F. Hrinak	37,466		*
Hamlet T. Newsom	—		*
Steven M. Stellato	—		*
Directors and executive officers as a group (10 persons)	8,708,938		25.978%

*	The percentage of units beneficially owned does not exceed one percent of the common units outstanding

(1)
Harvest Fund Advisors LLC has (i) sole power to vote 3,220,349 common units and (ii) sole power to dispose of 3,186,676 common units, based on its Schedule 13F-HR filed on February 10, 2017. The address for Harvest Fund Advisors LLC is 100 W. Lancaster Avenue, Suite 200, Wayne, PA 19087.

(2)
Oppenheimer Funds, Inc. has (i) sole power to vote 2,728,357 common units and (ii) sole power to dispose of 2,728,357 common units, based on its Schedule 13F-HR filed on February 14, 2017. The address for Oppenheimer Funds, Inc. is Two World Financial Center, 225 Liberty Street, New York, NY 10281.

(3)	CrossAmerica GP LLC is the general partner of the Partnership and is wholly owned by CST.
(4)
In connection with the GP Purchase, Mr. Topper entered into a Voting Agreement dated as of October 1, 2014 by and among Mr. Topper, the Topper Trust, Dunne Manning Inc., an entity wholly owned by the 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. for which Mr. Topper is the trustee (the “Topper Trust” and collectively, the “Topper Entities”), and CST (the “Voting Agreement”), pursuant to which each of the Topper Entities agrees that at any meeting of the holders of shares of CST common stock or common units or subordinated units of the Partnership, it will vote or cause to be voted such Topper Entities’ shares or units, as applicable, in accordance with the recommendation of the board of directors of CST or the Board, respectively. The Voting Agreement will remain in effect with respect to any Topper Entities for so long as any such Topper Entities is (a) a director or officer of CST or affiliate thereof, including the Partnership, (b) the beneficial owner of more than 3% of the outstanding common stock of CST or (c) the beneficial owner of 10% or more of the outstanding common units or subordinated units of the Partnership.

(5)
The common units shown as beneficially owned by Joseph V. Topper, Jr. include units beneficially owned by entities that are controlled by Mr. Topper, including Dunne Manning Inc. and Energy Realty Partners, LLC. The units that are beneficially owned by Mr. Topper by way of his control of Dunne Manning Inc. and Energy Realty Partners, LLC are also shown as beneficially owned by those entities in the table above. The units shown as beneficially owned by Mr. Topper include 28,947 common units to be issued upon the conversion of vested profits interests in March 2017. See “Item Executive Compensation-Compensation Discussion and Analysis-Elements of Executive Compensation-Profits Interests” for a description of the profits interests.

(6)
By virtue of the Voting Agreement described above, these amounts include 7,748,960 common units that are owned by Mr. Topper and beneficially owned by entities that are controlled by Mr. Topper, including Dunne Manning Inc. and Energy Realty Partners, LLC. The common units that are beneficially owned by Mr. Topper by way of his control of Dunne Manning Inc. and Energy Realty Partners, LLC are also shown as beneficially owned by those entities in the table above.

(7)	Consists of 8,778 common units and 1,345 phantom units that will vest on April 14, 2017. Each phantom unit represents a contingent right to acquire common units.
(8)
Mr. Reilly may be deemed to share beneficial ownership of 738,501 common units beneficially owned by the 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr. (the “Reilly Trust”) in his capacity as one of two trustees of the Reilly Trust.

(9)
Mr. Topper, as director of the Board, former President and Chief Executive Officer of our General Partner and sole director of Dunne Manning Inc. and as a trustee of a trust that is the sole shareholder of Dunne Manning Inc., may be deemed to have beneficial ownership of the units beneficially owned by Dunne Manning Inc. The units beneficially owned by Dunne Manning Inc. are included in the number of common units shown as beneficially owned by Mr. Topper in the table above.

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

Securities Authorized For Issuance under Equity Compensation Plans
The following table summarizes information about our equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Lehigh Gas Partners LP 2012 Incentive Award Plan	90,169	n/a	778,090
See Note 18 of the notes to the consolidated financial statements included elsewhere in this report for a discussion of the material terms of the Plan.
Merger of the Owner of Our General Partner
On August 21, 2016, CST, the owner of the sole member of our General Partner, entered into the Merger Agreement. As a result, Circle K Stores Inc., a subsidiary of Couche-Tard, will, through its acquisition of CST, control CST’s interest in the General Partner and CST’s 19.8% limited partner interest in CrossAmerica as well as all of the IDRs. The Merger is currently expected to close in the second quarter of 2017.
Under the EICP, the Merger is considered a change in control event. Any participants in the EICP who experience a qualifying termination event upon or following consummation of the Merger will be entitled to payments described under “Item 12-Potential Payments Upon Termination or Change in Control” and certain benefits from us, which could be material and adversely affect the amount of cash available for distribution to our unitholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
As of February 24, 2017, CST owned 19.8% of the Partnership’s outstanding units and, pursuant to a voting agreement with Joseph V. Topper, Jr. and certain affiliates, has voting control over an additional 23.1% of the Partnership’s outstanding units. CST also owns the IDRs.
As of February 24, 2017, Mr. Topper owned or controlled 23.1% of the Partnership’s outstanding units, the voting for which is controlled by CST.
As of February 24, 2017, John B. Reilly, III owned or controlled 2.6% of the Partnership’s outstanding units.
The following is a description of transactions, since January 1, 2016, to which the Partnership was or is a party, in which the amount involved exceeds $120,000 and in which a director, executive officer, holder of more than 5% of our common units or any member of their immediate family had or will have a direct or indirect material interest, other than the arrangements that are described under “Item 12-Potential Payments Upon Termination or Change in Control.” The terms of the transactions and agreements disclosed in this section were determined by and among related parties and, consequently, are not the result of arm’s length negotiations. Such terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms which could have been obtained from unrelated third parties.
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
Operational Stage

Distributions
We will generally make cash distributions to the unitholders, including CST, its affiliates, Messrs. Topper and Reilly and their respective affiliates.

Assuming we have sufficient cash available for distribution to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, CST and its affiliates, Messrs. Topper and Reilly and their respective affiliates would receive an annual distribution of $26.7 million, collectively, on their common units.
If distributions exceed the minimum quarterly distribution and other higher target levels, CST, as the holder of the IDRs, is entitled to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target level.

Cash distributions to our General Partner, DMI and its affiliates, Messrs. Topper and Reilly and their respective affiliates amounted to $36.0 million in 2016.

Payments to our General Partner and its affiliates
We pay CST a management fee, which in 2016 was $856,000 per month plus a variable fee of between zero and $0.003 per gallon for wholesale fuel distribution and $0.015 per gallon for retail fuel distribution at sites we operate. In addition, the Partnership is required to reimburse CST for certain outsourced services to be provided by CST to or on behalf of the Partnership. The Partnership incurred $15.9 million in management fees under the Amended Omnibus Agreement for the year ended December 31, 2016. CST and CrossAmerica have the right to negotiate the amount of the management fee on an annual basis, or more often as circumstances require.

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
Amended Omnibus Agreement
CrossAmerica entered into the Amended and Restated Omnibus Agreement on October 1, 2014, by and among CrossAmerica, the General Partner, DMI, DMS, CST Services LLC (“CST Services") and Joseph V. Topper, Jr. (the “Amended Omnibus Agreement”).. The terms of the Amended Omnibus Agreement were approved by the conflicts committee of our Board. Pursuant to the Amended Omnibus Agreement, CST Services agrees, among other things, to provide, or cause to be provided, to the Partnership certain management services.
We incurred $15.9 million and $15.3 million in charges for the years ended December 31, 2016 and 2015, respectively, including incentive compensation costs and non-cash stock-based compensation expense under the Amended Omnibus Agreement.
Amounts payable to CST related to these transactions were $10.0 million at December 31, 2016. At the end of each calendar year, we and CST have the right to negotiate a reduction or increase to the amounts due under the Amended Omnibus Agreement for such year. CST and we also have the right to negotiate the amount of the annual management fee as circumstances require. CrossAmerica and CST mutually agreed to settle certain amounts due under the terms of the Amended Omnibus Agreement in newly issued common units representing limited partner interests in CrossAmerica. As a result in 2016 and 2015, we issued 440,266 and 259,312 limited partner units of CrossAmerica to CST Services valued at $11.2 million and $7.2 million, respectively. CST and CrossAmerica agreed to settle $4.5 million of the fourth quarter 2016 management fee in limited partner units. See Note 15 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016 for additional information.
Management Services and Term. Pursuant to the Amended Omnibus Agreement, CST provides us and our General Partner with management, administrative and operating services. These services include accounting, tax, legal, internal audit, risk management and compliance, environmental compliance and remediation management oversight, treasury, information technology and other administrative functions. CST provides the Partnership and our General Partner with personnel necessary to carry out these services and any other services necessary to operate the Partnership’s business as requested by the Partnership. We do not have any obligation to directly compensate the officers of our General Partner or employees of CST; however, the Partnership reimburses CST under the Amended Omnibus Agreement for its services to the General Partner and Partnership, as described in this section.
The initial term of the Amended Omnibus Agreement is five years and will automatically renew for additional one year terms unless any party provides written notice to the other parties 180 days prior to the end of the then annual term. The Partnership has the right to terminate the agreement at any time upon 180 days’ prior written notice.
Fees and Reimbursements. We pay CST a management fee for providing services, which in 2016 was $856,000 per month plus a variable fee of between zero and $0.003 for wholesale fuel distribution and $0.015 per gallon for retail fuel distribution at sites we operate. Services provided by, or on behalf of, CST, not outsourced to an independent third party, include accounting; administrative; billing and invoicing; books and record keeping; budgeting, forecasting, and financial planning and analysis; management (including the management and oversight of the MLP’s wholesale motor fuel distribution and real estate business consistent with past practice); operations; payroll; contract administration; maintenance of internal controls; financial reporting, including SEC reporting and compliance; office space; purchasing and materials management; risk management and administration of insurance programs; information technology (includes hardware and software existing or acquired in the future for which title is retained by CST); in-house legal; compensation, benefits and human resources administration; cash management; corporate finance, treasury credit and debt administration; employee training; and miscellaneous administration and overhead expenses. In addition, the Partnership is required to reimburse CST for certain outsourced services to be provided by CST to or on behalf of the Partnership, as set forth in the Amended Omnibus Agreement.
Rights of First Refusal. The Amended Omnibus Agreement provides that Mr. Topper, DMI and DMS agree, and are required to cause their controlled affiliates to agree, that for so long as Mr. Topper is an officer or director of the General Partner or CST, if (a) Mr. Topper, DMI, DMS, or any of their controlled affiliates have the opportunity to acquire assets used, or a controlling interest in any business primarily engaged, in the wholesale motor fuel distribution or retail gas station operation businesses, and (b) the assets or businesses proposed to be acquired have a value exceeding $5.0 million in the aggregate, then Mr. Topper, DMI, DMS, or their controlled affiliates will offer such acquisition opportunity to the Partnership and give the Partnership a reasonable opportunity to acquire, at the same price plus any related transaction costs and expenses, such assets or business, either before or promptly after the consummation of such acquisition by Mr. Topper, DMI, DMS, or their controlled affiliates. The decision to acquire or not acquire any such assets or businesses requires the approval of the conflicts committee of the Board. Any assets or businesses that the Partnership does not acquire pursuant to the right of first refusal may be acquired and operated by Mr. Topper,

DMI, DMS, or their controlled affiliates.
Rights of First Offer. The Amended Omnibus Agreement provides that Mr. Topper, DMI and DMS agree, and are required to cause their controlled affiliates to agree, for so long as Mr. Topper is an officer or director of the General Partner or CST, to notify the Partnership of their desire to sell any of their assets or businesses if (a) Mr. Topper, DMI, DMS, or any of their controlled affiliates, decides to attempt to sell (other than to another controlled affiliate of Mr. Topper, DMI or DMS) any assets used, or any interest in any business primarily engaged, in the wholesale motor fuel distribution or retail gas station operation businesses, to a third party and (b) the assets or businesses proposed to be sold have a value exceeding $5.0 million in the aggregate. Prior to selling such assets or businesses to a third party, Mr. Topper, DMI and DMS are required to negotiate with the Partnership exclusively and in good faith for a reasonable period of time in order to give the Partnership an opportunity to enter into definitive documentation for the purchase and sale of such assets or businesses on terms that are mutually acceptable to Mr. Topper, DMI, DMS, or their controlled affiliates, and the Partnership. If the Partnership and Mr. Topper, DMI, DMS, or their controlled affiliates have not entered into a letter of intent or a definitive purchase and sale agreement with respect to such assets or businesses within such period, Mr. Topper, DMI, DMS, and their controlled affiliates, have the right to sell such assets or businesses to a third party following the expiration of such period on any terms that are acceptable to Mr. Topper, DMI, DMS, or their controlled affiliates, and such third party. The decision to acquire or not to acquire assets or businesses pursuant to this right requires the approval of the conflicts committee of the Board.
Review of Management Fee. At the end of each calendar year, we have the right to submit to CST a proposal to reduce the amount of the management fee for such year if we believe that the services performed by CST do not justify payment of the amount of management fees paid by us for such year. In addition, CST has the right, at the end of each calendar year, to submit to us a proposal to increase the amount of the management fee for such year if CST believes that the services performed by CST justify an increase in the management fee. If any such proposal is submitted, we will negotiate with CST to determine if the management fee for such year should be reduced or increased, and, if so, the amount of such reduction or increase. In addition, upon a material change in our structure or our business, the conflicts committee of our General Partner will review the management fee. If the conflicts committee determines that, based on a change in our structure or our business, the management fee should be modified or otherwise altered, we will negotiate with CST to determine the appropriate modification or alteration of the management fee. Effective January 1, 2016, the fixed component of the management fee was increased to $856,000 per month, which was approved by the executive committee of the CST Board and the conflicts committee of the Board.
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
Fuel Sales and Rental Income
We sell wholesale motor fuel under a master fuel distribution agreement to 43 CST retail sites and lease real property on 74 retail sites to CST under a master lease agreement, each having initial 10-year terms. The fuel distribution agreement provides us with a fixed wholesale mark-up per gallon. The master lease agreement is a triple net lease.
Revenues from motor fuel sales and real property rental income from CST were as follows (in thousands):

	Year Ended December 31,
	2016	2015
Revenues from fuel sales to CST	$118,745	$135,813
Rental Income from CST	$17,188	$11,422
Receivables from CST were $4.4 million and $2.3 million at December 31, 2016 and 2015, respectively, related to these transactions.
Purchase (“Drop Down”) of CST Wholesale Fuel Supply Equity Interests
In January 2015, we closed on the purchase of a 5% limited partner equity interest in CST Fuel Supply in exchange for approximately 1.5 million common units with an aggregate consideration of $60.0 million on the date of closing. In July 2015, we closed on the purchase of an additional 12.5% limited partner equity interest in CST Fuel Supply in exchange for approximately 3.3 million common units and cash in the amount of $17.5 million, with an aggregate consideration of approximately $110.9 million on the date of closing. These transactions were approved by the conflicts committee of our Board and the executive committee of and full CST Board.
CST Fuel Supply distributes motor fuel primarily to CST’s retail sites at its cost plus a fixed margin of $0.05 per gallon and has no material net assets. CST Fuel Supply distributed approximately 1.8 billion and 1.9 billion gallons of motor fuel during the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, we recorded income of $16.0 million from CST Fuel Supply.
Refund payment related to CST sale of California and Wyoming Assets
In July 2016, CST provided a refund payment to us related to our 17.5% interest in CST Fuel Supply resulting from the sale by CST of 79 retail sites in California and Wyoming to 7-Eleven, Inc. and its wholly-owned subsidiary, SEI Fuel Services, Inc., to which CST Fuel Supply no longer supplies motor fuel. The purpose of the refund payment was to make us whole for the decrease in the value of our interest in CST Fuel Supply arising from sales volume decreases. The total refund payment received by the Partnership, as approved by the conflicts committee of the Board and by the executive committee of the CST Board, was approximately $18.2 million ($17.5 million in cash with the remainder in CrossAmerica common units owned by CST) and was accounted for as a contribution to equity.
Purchase of New to Industry retail sites (“NTIs”) from CST
In July 2015, we completed the purchase of real property at 29 NTIs from CST in exchange for approximately 0.3 million common units and cash in the amount of $124.4 million, for an aggregate consideration of $134.0 million on the date of closing. We leased the real property associated with these NTIs back to CST and CST continued to operate the sites pursuant to a triple net lease at a lease rate of 7.5%, per annum, of the fair value of the property. This transaction was approved by the conflicts committee of the Board and the executive committee of the CST Board and the full CST Board. We accounted for the transactions as entities under common control.
Purchase of Wholesale Fuel Supply Contracts from CST
In February 2016, we purchased 21 independent dealer contracts and 11 subwholesaler contracts from CST for $2.9 million with historic annual volumes of approximately 20 million gallons. This transaction was approved on our behalf by the conflicts committee of the Board and by the executive committee of the CST Board. Since this was a transaction between entities under common control, the $2.9 million purchase price was accounted for as a distribution recorded in partners’ capital.
We purchase the fuel supplied to these 32 sites from CST Fuel Supply, in which we own a 17.5% interest, and resell the wholesale motor fuel to the independent dealers and subwholesalers. We purchased $20.4 million of motor fuel from CST Fuel Supply for the year ended December 31, 2016 in connection with these 32 sites.
Agreements with DMI and Affiliates
DMI is affiliated with our former President and Chief Executive Officer and current director of the Board, Mr. Topper.
Lease Agreements for our Principal Executive Offices
Our principal executive offices are in Allentown, Pennsylvania. Through February 2016, we subleased office space from CST that CST leased from DMI. Since February 2016, we have subleased office space from CST that CST leased from an affiliate of John B. Reilly, III, a director of our Board. The management fee charged by CST to the Partnership, under the Amended Omnibus Agreement, incorporates this rental expense, and amounted to $0.1 million and $0.2 million for 2016 and 2015, respectively. In addition, we paid amounts directly to DMI and the affiliate of J.B. Reilly, III amounting to $0.5 million and $0.2 million for 2016 and 2015, respectively.
Agreements with DMS
DMS is affiliated with our former President and Chief Executive Officer and current director of the Board, Mr. Topper.
DMS is an operator of convenience stores that purchases substantially all of its motor fuel requirements from us on a wholesale basis. DMS also leases certain retail site real estate from us in accordance with a master lease agreement between DMS and CrossAmerica.
Revenues from fuel sales and rental income from DMS and its affiliates were as follows (in thousands):

	Year Ended December 31,
	2016	2015
Revenues from fuel sales to DMS and its affiliates	$254,292	$322,918
Rental income from DMS and its affiliates	$21,208	$23,474
Motor fuel is sold to DMS at our cost plus a fixed mark-up per gallon. Receivables from DMS totaled $8.6 million and $7.3 million at December 31, 2016 and 2015, respectively.
Wholesale Fuel Supply Agreement with DMS
In connection with the IPO, the Partnership and DMS entered into a PMPA Franchise Agreement pursuant to which the Partnership is the exclusive distributor of motor fuel to all sites operated by DMS for a period of 15 years. We have the right to impose the brand of fuel that is distributed to DMS. There are no minimum volume requirements that DMS is required to satisfy. We charged DMS the DTW prices for each grade of product in effect at the time title to the product passes to DMS. The conflicts committee of the Board shall, no less than annually, review the DTW prices charged to DMS to ensure that the prices are not below reasonable market rates charged to similarly situated or otherwise comparable third-party sites over a representative period of time. We have a right of first refusal in connection with any proposed transfer by DMS of its interest in the wholesale supply agreement. The wholesale supply agreement contains cross-default provisions with each lease agreement with DMS.
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
Lease Agreement with DMS
On May 28, 2014, we entered into a master lease agreement with DMS, with an effective date of June 1, 2014, which consolidated multiple individual leases then in effect between DMS and the Partnership into a single master lease agreement. We entered into two amendments to the master lease agreement on October 1, 2015 and October 22, 2015. Effective February 1, 2016, we entered into an amendment to the master lease agreement. The master lease agreement, and amendments thereto, have been approved by the conflicts committee of the Board.
Maintenance and Environmental Costs
Certain maintenance and environmental monitoring and remediation activities are undertaken by Synergy Environmental, Inc., an entity affiliated with Mr. Topper as approved by the conflicts committee of the Board. We paid $1.6 million and $1.3 million to this related party for the years ended December 31, 2016 and 2015, respectively.
Other Related Party Transactions
Lease and Supply Agreements with other Related Parties
The Partnership leases certain motor fuel stations to TopStar, a related party of Mr. Topper, under cancelable operating leases. Rent income under these agreements was $0.5 million for the years ended December 31, 2016 and 2015.
The Partnership leases certain motor fuel stations from related parties of Mr. Topper, under cancelable operating leases. Rent expense under these agreements was $0.9 million for the years ended December 31, 2016 and 2015.
Aircraft Usage
From time to time, we use aircrafts owned by a group of individuals that includes Mr. Topper under lease agreements between a CST affiliate and such group of individuals. These arrangements were approved in March 2015 and June 2015 by the nominating and governance committee of the CST Board because Mr. Topper served as a director of the CST Board at the time. We paid $0.2 million to this related party for the year ended December 31, 2015.

Zimri DM, LLC
In connection with our purchase of PMI in May 2014, we divested the PMI lubricants business, which was subsequently purchased by a company affiliated with Mr. Topper. (“Zimri”). PMI provided certain services to Zimri pursuant to a transition services agreement. All services have been terminated and no receivable amounts are outstanding.
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
Director Independence
For a discussion of the independence of the Board, please see “Item 10. Directors, Executive Officers and Corporate Governance Management.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The audit committee of the board of directors of our General Partner selected Grant Thornton LLP, or Grant Thornton, an independent registered public accounting firm, to audit our consolidated financial statements for the year ended December 31, 2016. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to this Annual Report on Form 10-K for the year ended December 31, 2016 were approved by the audit committee.
The following table summarizes the aggregate Grant Thornton fees that were allocated to us for independent auditing, tax and related services for each of the last two fiscal years (in thousands):

	Year Ended December 31,
	2016	2015
Audit fees (1)	$1,334	$1,420
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$1,334	$1,420

(1)
Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. In 2015, Grant Thornton provided services related to our equity offerings.

(2)	Audit-related fees represent amounts billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews.
(3)	Tax fees represent amounts billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice and tax planning.
(4)
All other fees represent amounts billed in each of the years presented for services not classifiable under the other categories listed in the table above. No such services were rendered by Grant Thornton during 2016 or 2015.

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
2.1
Fuel Supply Contribution Agreement, dated as of June 15, 2015, by and among CST Brands, Inc., CST Services LLC and CrossAmerica Partners LP (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on June 15, 2015)

2.2
Real Estate Contribution Agreement, dated as of June 15, 2015, by and among CST Brands, Inc., CST Diamond Holdings LLC, Big Diamond, LLC, Skipper Beverage Company, LLC, CST Shamrock Stations, Inc., CST Arizona Stations, Inc., CrossAmerica Partners LP and Lehigh Gas Wholesale Services, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on June 15, 2015)

2.3
Master Lease Agreement, dated October 1, 2014, by and among Lehigh Gas Wholesale Services, Inc., as Landlord, and CAPL Operations I, LLC and CST Services LLC, as Tenants, as subsequently amended by Amendment to Master Lease Agreement, dated April 13, 2015, and Second Amendment to Master Lease Agreement, dated June 15, 2015 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2015)

2.4
Form of Addendum to Master Lease Agreement (incorporated by reference to Exhibit 2.4 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2015)

2.5
Fuel Distribution Agreement, dated January 1, 2015, by and among CST Marketing and Supply LLC, and certain subsidiaries of CST Services LLC (incorporated by reference to Exhibit 2.5 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2015)

3.1
Certificate of Limited Partnership of Lehigh Gas Partners LP (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 11, 2012)

3.2
Certificate of Amendment to Certificate of Limited Partnership of Lehigh Gas Partners LP (incorporated by referenced to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

3.3
First Amended and Restated Agreement of Limited Partnership of Lehigh Gas Partners LP, dated October 30, 2012, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC and Lehigh Gas Corporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 30, 2012)

3.4
First Amendment to First Amended and Restated Agreement of Limited Partnership of Lehigh Gas Partners LP, dated as of October 1, 2014 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

3.5
Second Amendment to First Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated as of December 3, 2014 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners, filed with the Securities and Exchange Commission on December 9, 2014)

10.1
Omnibus Agreement, dated as of October 30, 2012, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC, Lehigh Gas Corporation, Lehigh Gas-Ohio, LLC and Joseph V. Topper, Jr. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 30, 2012)

10.2
Amendment to Omnibus Agreement, dated as of May 1, 2014, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC and Lehigh Gas Corporation (incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 1, 2014)

10.3
Amended and Restated Omnibus Agreement, dated as of October 1, 2014, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC, Lehigh Gas Corporation, CST Services, LLC and Lehigh Gas-Ohio LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

10.4*
Amendment effective January 1, 2016 of the Amended and Restated Omnibus Agreement, dated as of October 1, 2014, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC, Lehigh Gas Corporation, CST Services, LLC and Lehigh Gas-Ohio LLC.

10.5
Third Amended and Restated Credit Agreement, dated as of March 4, 2014, by and among the Lehigh Gas Partners LP, as borrower, certain domestic subsidiaries of Lehigh Gas Partners LP from time to time party thereto, the lenders party thereto, and RBS Citizens, N.A., KeyBank National Association and Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunners, Wells Fargo Bank National Association, as co-syndication agent, and KeyBank National Association, as co-syndication agent, Bank of America, N.A., as documentation agent, Manufacturers and Traders Trust Company, as documentation agent, Manufacturers And Traders Trust Company, as co-documentation agent, Royal Bank of Canada, as co-documentation agent, Santander Bank, N.A., as co-documentation agent, and Citizens Bank of Pennsylvania, as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 6, 2014)

10.6
First Amendment to Third Amended and Restated Credit Agreement, dated as of July 2, 2014, by and among Lehigh Gas Partners LP, certain domestic subsidiaries of Lehigh Gas Partners LP, the lenders from party thereto, and Citizens Bank of Pennsylvania, as administration agent for the lenders thereunder (incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on July 3, 2014)

10.7
Waiver, Second Amendment to Third Amended and Restated Credit Agreement and Joinder, dated as of September 30, 2014, by and among Lehigh Gas Partners LP and Lehigh Gas Wholesale Services, Inc., certain domestic subsidiaries of Lehigh Gas Partners LP, the lenders party thereto, and Citizens Bank of Pennsylvania, as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

10.8
Third Amendment to Third Amended and Restated Credit Agreement dated as of July 26, 2016 (incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on December 19, 2016)

10.9
Fourth Amendment to Third Amended and Restated Credit Agreement dated as of December 13, 2016 (incorporated by referenced to Exhibit 10.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on December 19, 2016)

10.10
Amendment to PMPA Franchise Agreement, dated as of October 1, 2014, by and between Lehigh Gas Wholesale LLC and Lehigh Gas-Ohio, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

10.11
Voting Agreement, dated as of October 1, 2014, by and among CST Brands, Inc., Joseph V. Topper, Jr., The 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. and Lehigh Gas Corporation (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K For CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

10.12	Lehigh Gas Partners LP 2012 Incentive Award Plan, dated as of July 27, 2012

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

10.17
Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Phantom Units for Executive Officers with distribution equivalent rights (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2015)

10.18	Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Phantom Units for Non-Employee Directors with distribution equivalent rights from December 10, 2015

10.19
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

10.21*	First Amendment to Amended and Revised CrossAmerica Partners LP Executive Income Continuity Plan, dated September 14, 2016

10.22
Employment Agreement, dated as of October 1, 2014, by and between CST Services LLC and Joseph V. Topper, Jr. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

10.23
Master Lease Agreement, dated May 28, 2014, by and among LGP Realty Holdings LP, Lehigh Gas Wholesale Services, Inc. and Lehigh Gas-Ohio, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 30, 2014)

10.24
GP Purchase Agreement, dated as of August 6, 2014, by and among Lehigh Gas Corporation, CST GP, LLC and CST Brands, Inc.(incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 27, 2015)

10.25
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

10.26
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
Date: February 27, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2017.

Signature	Title

/s/ Kimberly S. Lubel	Chairman of the Board of Directors
Kimberly S. Lubel

/s/ Jeremy L. Bergeron	President and Director (Principal Executive Officer)
Jeremy L. Bergeron

/s/ Clayton E. Killinger	Chief Financial Officer and Director (Principal Financial Officer)
Clayton E. Killinger

/s/ Steven M. Stellato	Chief Accounting Officer (Principal Accounting Officer)
Steven M. Stellato

/s/ Gene Edwards	Director
Gene Edwards

/s/ Justin A. Gannon	Director
Justin A. Gannon

/s/ Joseph V. Topper, JR.	Director
Joseph V. Topper, JR.

/s/ John B. Reilly, III	Director
John B. Reilly, III