Form 10-Q
period 2017-03-31
CrossAmerica Partners LP
filed 2017-05-09
CIK 1538849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2017, the registrant had outstanding 33,726,620 common units.

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
CST Fuel Supply
CST Fuel Supply LP is the Parent of CST Marketing and Supply, CST’s wholesale motor fuel supply business, which provides wholesale fuel distribution to the majority of CST’s U.S. retail convenience stores on a fixed markup per gallon. As of March 31, 2017, our total limited partner interest in CST Fuel Supply was 17.5%

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

ASU	Accounting Standards Update
Board	Board of Directors of our General Partner
BP	BP p.l.c.
Couche-Tard	Alimentation Couche-Tard Inc. (TSX: ATD.A ATD.B)
DTW	Dealer tank wagon contracts, which are variable cent per gallon priced wholesale motor fuel distribution or supply contracts. DTW also refers to the pricing methodology under such contracts
EBITDA	Earnings before interest, taxes, depreciation, amortization and accretion, a non-GAAP financial measure
EICP	The Partnership’s Executive Income Continuity Plan, as amended
Exchange Act	Securities Exchange Act of 1934, as amended
ExxonMobil	ExxonMobil Corporation
FASB	Financial Accounting Standards Board

i

Form 10-K	CrossAmerica’s Annual Report on Form 10-K for the year ended December 31, 2016
Getty lease
In May 2012, the Predecessor Entity, which represents the portion of the business of Dunne Manning Inc. and its subsidiaries and affiliates contributed to the Partnership in connection with the IPO, entered into a 15-year master lease agreement with renewal options of up to an additional 20 years with Getty Realty Corporation. The Partnership pays fixed rent, which increases 1.5% per year. In addition, the lease requires contingent rent payments based on gallons of motor fuel sold. The Partnership leases sites under the lease in Massachusetts, New Hampshire, New Jersey and Maine

IDRs
Incentive Distribution Rights, which are partnership interests in the Partnership that provide for special distributions associated with increasing partnership distributions. CST is the owner of 100% of the outstanding IDRs of CrossAmerica

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

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Motiva	Motiva Enterprises LLC
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
Terms Discounts
Discounts for prompt payment and other rebates and incentives from our suppliers for a majority of the gallons of motor fuel purchased by us, which are recorded within cost of sales. Prompt payment discounts are based on a percentage of the purchase price of motor fuel.

U.S. GAAP	United States Generally Accepted Accounting Principles
Valero	Valero Energy Corporation and, where appropriate in context, one or more of its subsidiaries, or all of them taken as a whole
WTI	West Texas Intermediate crude oil

ii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CROSSAMERICA PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, except unit data)

	March 31,	December 31,
	2017	2016
ASSETS	(Unaudited)
Current assets:
Cash	$5,758	1,350
Accounts receivable, net of allowances of $434 and $487, respectively	22,234	29,251
Accounts receivable from related parties	12,549	12,975
Inventories	12,790	13,164
Assets held for sale	1,375	2,111
Other current assets	6,017	6,556
Total current assets	60,723	65,407
Property and equipment, net	670,968	677,329
Intangible assets, net	76,793	80,760
Goodwill	89,109	89,109
Other assets	19,751	19,384
Total assets	$917,344	$931,989
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$2,123	$2,100
Accounts payable	32,058	34,903
Accounts payable to related parties	9,108	9,958
Accrued expenses and other current liabilities	15,704	15,705
Motor fuel taxes payable	12,442	12,467
Total current liabilities	71,435	75,133
Debt and capital lease obligations, less current portion	472,793	465,119
Deferred tax liabilities, net	39,741	42,923
Asset retirement obligations	28,103	27,750
Other long-term liabilities	99,069	100,253
Total liabilities	711,141	711,178
Commitments and contingencies
Equity:
CrossAmerica Partners’ Capital
Common units—(33,725,837 and 33,524,952 units issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	206,459	221,044
General Partner’s interest	—	—
Total CrossAmerica Partners’ Capital	206,459	221,044
Noncontrolling interests	(256)	(233)
Total equity	206,203	220,811
Total liabilities and equity	$917,344	$931,989
See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars, Except Unit and Per Unit Amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating revenues(a)	$469,286	$367,740
Costs of sales(b)	431,840	330,550
Gross profit	37,446	37,190

Income from CST Fuel Supply equity interests	3,603	4,051
Operating expenses:
Operating expenses	15,260	15,411
General and administrative expenses	5,817	7,005
Depreciation, amortization and accretion expense	14,348	12,900
Total operating expenses	35,425	35,316
Loss on sales of assets, net	(44)	(4)
Operating income	5,580	5,921
Other income, net	118	118
Interest expense	(6,702)	(5,065)
Income (loss) before income taxes	(1,004)	974
Income tax benefit	(2,701)	(795)
Consolidated net income	1,697	1,769
Less: net income attributable to noncontrolling interests	1	2
Net income attributable to CrossAmerica limited Partners	1,696	1,767
IDR distributions	(992)	(759)
Net income available to CrossAmerica limited Partners	$704	$1,008
Net income per CrossAmerica limited partner unit:
Basic earnings per common unit	$0.02	$0.03
Diluted earnings per common unit	$0.02	$0.03
Basic and diluted earnings per subordinated unit	n/a	$0.03
Weighted-average CrossAmerica limited partner units:
Basic common units	33,588,163	28,475,363

Diluted common units	33,622,661	28,545,975
Basic and diluted subordinated units	—	4,630,769
Total diluted common and subordinated units	33,622,661	33,176,744

Distribution paid per common and subordinated unit	$0.6125	$0.5925
Distribution declared (with respect to each respective period) per common and subordinated unit	$0.6175	$0.5975

Supplemental information:
(a) Includes excise taxes of:	$18,552	$19,893
(a) Includes revenues from fuel sales to related parties of:	$84,829	$73,308
(a) Includes income from rentals of:	$21,441	$19,531
(b) Includes expenses from fuel sales to related parties of:	$81,968	$70,252
(b) Includes expenses from rentals of:	$4,791	$4,748
See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Consolidated net income	$1,697	$1,769
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion expense	14,348	12,900
Amortization of deferred financing fees	424	369
Amortization of below market leases, net	27	29
Provision for losses on doubtful accounts	4	24
Deferred income taxes	(3,182)	(894)
Equity-based employees and directors compensation expense	866	1,282
Amended Omnibus Agreement fees: settled in common units	3,300	2,000
Loss on sales of assets, net	44	4
Changes in working capital, net of acquisitions	4,244	1,086
Net cash provided by operating activities	21,772	18,569
Cash flows from investing activities:
Proceeds from sale of property and equipment	342	47
Capital expenditures	(2,517)	(3,498)
Principal payments received on notes receivable	64	18
Cash paid in connection with acquisitions, net of cash acquired	—	(52,262)
Cash paid to CST in connection with acquisitions	—	(2,900)
Net cash used in investing activities	(2,111)	(58,595)
Cash flows from financing activities:
Borrowings under the revolving credit facility	31,026	90,308
Repayments on the revolving credit facility	(24,026)	(25,658)
Repurchases of common units	—	(2,752)
Payments of long-term debt and capital lease obligations	(495)	(489)
Payments of sale leaseback obligations	(201)	(173)
Distributions paid on distribution equivalent rights	(7)	(13)
Distributions paid to holders of the IDRs	(992)	(759)
Distributions paid to noncontrolling interests	(24)	(37)
Distributions paid on common and subordinated units	(20,534)	(19,618)
Net cash (used in) provided by financing activities	(15,253)	40,809
Net increase in cash	4,408	783
Cash at beginning of period	1,350	1,192
Cash at end of period	$5,758	$1,975
See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    DESCRIPTION OF BUSINESS AND OTHER DISCLOSURES
CST’s Merger Agreement
Under the terms of the Merger Agreement, Circle K Stores Inc. will, through its acquisition of CST, control CST’s interest in the General Partner and CST’s 20.2% limited partner interest in CrossAmerica as well as own all of the IDRs. The closing of the transaction is subject to the receipt of regulatory approvals in the United States and Canada. The transaction is currently expected to close in the second quarter of 2017.
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

In 2015, we issued our common units as consideration in the purchase of equity interests in CST Fuel Supply and the real property associated with certain of CST’s NTI retail sites. In addition, we also issued, and may continue to issue, our common units as payment for charges and expenses incurred by us under the Amended Omnibus Agreement. There is no obligation for CST or our General Partner to accept partnership units in lieu of cash for amounts due under the Amended Omnibus Agreement. Pursuant to a common unit purchase program announced in September 2015, CST has, from time to time, also acquired our common units through open market purchases. The Merger Agreement prohibits CST from purchasing any of our common units. At March 31, 2017, after giving effect to these transactions, CST owned 20.2% of our limited partner interests.
Interim Financial Statements
These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2016 has been derived from our audited financial statements and notes thereto as of that date.
Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.
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
New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09–Revenue from Contracts with Customers (Topic 606), which results in comprehensive new revenue accounting guidance, requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and develops a common revenue standard under U.S. GAAP and International Financial Reporting Standards. Specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. With the issuance of ASU 2015-14, which deferred the effective date by one year, this guidance is effective January 1, 2018. The guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. Although management continues to evaluate the impact of adopting this new guidance, we do not expect the adoption to have a material impact on the financial statements, although it will affect disclosures.
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
In October 2016, the FASB issued ASU 2016-16–Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This standard requires companies to account for income tax effects of intercompany transactions other than inventory in the period in which the transfer occurs. This guidance is effective January 1, 2018 and requires a modified retrospective application through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We have chosen to early adopt the standard effective January 1, 2017, which had no impact as of the date of adoption but could impact us in the future.
In January 2017, the FASB issued ASU 2017-01–Business Combinations (Topic 805): Clarifying the Definition of a Business. This standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 is effective for public fiscal years and interim periods within those years beginning after December 15, 2017. We have chosen to early adopt this standard effective January 1, 2017. Although there was no impact upon adoption, among other things, this guidance will result in the capitalization rather than expensing of acquisition costs in future transactions that will be accounted for as asset acquisitions rather than business combinations under the new definition of a business.
In January 2017, the FASB issued ASU 2017-04–Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for a Company's annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Management has elected to early adopt this guidance effective January 1, 2017, which had no impact upon adoption but could result in a change in the measurement of an impairment loss if an impairment was required to be recorded in the future.
Certain other new financial accounting pronouncements have become effective for our financial statements but the adoption of these pronouncements did not materially impact our financial position, results of operations or disclosures.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration Risk
For the three months ended March 31, 2017, we distributed approximately 14% of our total wholesale distribution volumes to DMS and its affiliates and DMS and its affiliates accounted for approximately 23% of our rental income. For the three months ended March 31, 2016, we distributed approximately 17% of our total wholesale distribution volumes to DMS and its affiliates and DMS and its affiliates accounted for approximately 30% of our rental income. For more information regarding transactions with DMS and its affiliates, see Note 7.
For the three months ended March 31, 2017, our wholesale business purchased approximately 28%, 27% and 22% of its motor fuel from ExxonMobil, BP and Motiva (Shell), respectively. For the three months ended March 31, 2016, our wholesale business purchased approximately 29%, 28% and 26% of its motor fuel from ExxonMobil, BP and Motiva (Shell), respectively. No other fuel suppliers accounted for 10% or more of our motor fuel purchases during the three months ended March 31, 2017 and 2016.
Valero supplied substantially all of the motor fuel purchased by CST Fuel Supply during all periods presented. During the three months ended March 31, 2017 and 2016, CST Fuel Supply purchased approximately 0.4 billion and 0.5 billion gallons of motor fuel from Valero, respectively.
For the three months ended March 31, 2017, we distributed 7% of our total wholesale distribution volume to CST retail sites that are not supplied by CST Fuel Supply and received 20% of our rental income from CST. For the three months ended March 31, 2016, we distributed 8% of our total wholesale distribution volume to CST retail sites that are not supplied by CST Fuel Supply and received 22% of our rental income from CST.
For the three months ended March 31, 2017, we received 9% of our rental income from a lessee dealer that operates certain of the retail sites acquired through the PMI and One Stop acquisitions. For the three months ended March 31, 2016, we received 6% of our rental income from this lessee dealer.
Note 2. ASSETS HELD FOR SALE
We have classified three and four retail sites as held for sale at March 31, 2017 and December 31, 2016, respectively. These assets are expected to be sold within a year of the date they were initially classified as held for sale. Assets held for sale were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Land	$712	$882
Buildings and site improvements	742	1,054
Equipment and other	258	702
Total	1,712	2,638
Less accumulated depreciation	(337)	(527)
Assets held for sale	$1,375	$2,111
Note 3. INVENTORIES
Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Retail site merchandise	$8,337	$8,374
Motor fuel	4,453	4,790
Inventories	$12,790	$13,164

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Land	$280,561	$280,400
Buildings and site improvements	347,635	346,834
Leasehold improvements	9,359	9,095
Equipment and other	171,734	169,245
Construction in progress	3,497	3,173
Property and equipment, at cost	812,786	808,747
Accumulated depreciation and amortization	(141,818)	(131,418)
Property and equipment, net	$670,968	$677,329
Note 5. INTANGIBLE ASSETS
Intangible assets consisted of the following (in thousands):

	March 31, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$118,201	$(47,339)	$70,862	$118,201	$(44,298)	$73,903
Trademarks	1,094	(726)	368	1,094	(685)	409
Covenant not to compete	4,131	(2,700)	1,431	4,131	(2,503)	1,628
Below market leases	11,401	(7,269)	4,132	12,081	(7,261)	4,820
Total intangible assets	$134,827	$(58,034)	$76,793	$135,507	$(54,747)	$80,760
Note 6. DEBT
Our balances for long-term debt and capital lease obligations are as follows (in thousands):

	March 31,	December 31,
	2017	2016
$550 million revolving credit facility	$448,500	$441,500
Note payable	808	822
Capital lease obligations	28,759	28,455
Total debt and capital lease obligations	478,067	470,777
Current portion	2,123	2,100
Noncurrent portion	475,944	468,677
Deferred financing fees	(3,151)	(3,558)
Noncurrent portion, net of deferred financing fees	$472,793	$465,119

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our $550 million revolving credit facility is secured by substantially all of our assets. Letters of credit outstanding at March 31, 2017 and December 31, 2016 totaled $6.5 million. The amount of availability at March 31, 2017 under the revolving credit facility, after taking into account debt covenant restrictions, was $85.7 million. In connection with future acquisitions, the revolving credit facility requires, among other things, that we have, after giving effect to such acquisition, at least $20.0 million in the aggregate of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition.
Financial Covenants and Interest Rate
We are required to comply with certain financial covenants under the credit facility. We are required to maintain a total leverage ratio (as defined in the credit facility) for the most recently completed four fiscal quarters of less than or equal to 4.50 : 1.00, except for periods following a material acquisition. The total leverage ratio shall not exceed 5.00 : 1.00 for the first three full fiscal quarters following the closing of a material acquisition. If we issued Qualified Senior Notes (as defined in the credit facility) in the aggregate principal amount of $175.0 million or greater, the ratio shall not exceed 5.50 : 1.00. If we issued Qualified Senior Notes of $175.0 million or greater, we are also required to maintain a senior leverage ratio (as defined in the credit facility) of less than or equal to 3.00 : 1.00 and a consolidated interest coverage ratio (as defined in the credit facility) of at least 2.75 : 1.00. As of March 31, 2017, we were in compliance with these covenants.
Outstanding borrowings under the revolving credit facility bear interest at LIBOR plus a margin of 3.00%. Our borrowings had an interest rate of 3.95% as of March 31, 2017.
Note 7. RELATED-PARTY TRANSACTIONS
Transactions with CST
Fuel Sales and Rental Income
We sell wholesale motor fuel under a master fuel distribution agreement to 43 CST retail sites and lease real property on 74 retail sites to CST under a master lease agreement each having initial 10-year terms. The fuel distribution agreement provides us with a fixed wholesale mark-up per gallon. The master lease agreement is a triple net lease.
Revenues from wholesale fuel sales and real property rental income from CST were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues from motor fuel sales to CST	$30,380	$23,257
Rental income from CST	$4,280	$4,317
Receivables from CST were $2.9 million and $3.2 million at March 31, 2017 and December 31, 2016, respectively, related to these transactions.
Amended Omnibus Agreement and Management Fees
We incurred $4.3 million and $4.5 million for the three months ended March 31, 2017 and 2016, respectively, including incentive compensation costs and non-cash stock-based compensation expense under the Amended Omnibus Agreement, which are recorded as a component of operating expenses and general and administrative expenses in the statement of operations. Amounts payable to CST were $9.1 million and $10.0 million at March 31, 2017 and December 31, 2016, respectively.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Period	Date of Issuance	Number of Common Units Issued
Quarter ended December 31, 2016	February 28, 2017	171,039
Quarter ended March 31, 2017	*	128,983
* Expected to be issued on May 10, 2017
CST Fuel Supply Equity Interests
CST Fuel Supply provides wholesale motor fuel distribution to the majority of CST’s U.S. retail sites on a fixed markup per gallon. We owned a 17.5% total interest in CST Fuel Supply at March 31, 2017 and 2016. We account for the income derived from our equity interest of CST Fuel Supply as “Income from CST Fuel Supply equity” on our statement of operations, which amounted to $3.6 million and $4.1 million for the three months ended March 31, 2017 and 2016, respectively.
Purchase of Fuel from CST
We purchase the fuel supplied to 32 retail sites from CST Fuel Supply, of which we own a 17.5% interest, and resell the wholesale motor fuel to independent dealers and subwholesalers. We purchased $5.7 million and $3.0 million of motor fuel from CST Fuel Supply for the three months ended March 31, 2017 and 2016, respectively, in connection with these retail sites.
IDR and Common Unit Distributions
We distributed $1.0 million and $0.8 million to CST related to its ownership of our IDRs and $4.1 million and $3.7 million related to its ownership of our common units during the three months ended March 31, 2017 and 2016, respectively.
Wholesale Motor Fuel Sales and Real Estate Rentals
Revenues from motor fuel sales and rental income from DMS and its affiliates were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues from motor fuel sales to DMS and its affiliates	$54,449	$50,051
Rental income from DMS and its affiliates	$4,975	$5,693
Receivables from DMS and its affiliates totaled $8.3 million and $8.6 million at March 31, 2017 and December 31, 2016, respectively.
Revenues from rental income from Topstar were $0.1 million for each of the three months ended March 31, 2017 and 2016.
We lease real estate from certain entities affiliated with Joseph V. Topper, Jr. Rent expense paid to these entities was $0.2 million for each of the three months ended March 31, 2017 and 2016.
Maintenance and Environmental Costs
Certain maintenance and environmental monitoring and remediation activities are performed by a related party of Joseph V. Topper, Jr. as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.2 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively.
Aircraft Usage Costs
From time to time, we lease, on a non-exclusive basis, aircraft owned by a group of individuals that includes Joseph V. Topper, Jr. and John B. Reilly, III, members of our Board, as previously approved in August 2013 by the independent conflicts committee of the Board. Lease costs incurred by us for use of these aircraft were not significant for each of the three months ended March 31, 2017 and 2016.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal Executive Offices
Our principal executive offices are in Allentown, Pennsylvania. We sublease office space from CST that CST leases from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., directors of our Board. The management fee charged by CST to us under the Amended Omnibus Agreement incorporates this rental expense, which amounted to $0.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.
Note 8. COMMITMENTS AND CONTINGENCIES
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

We are a co-defendant, together with our General Partner, CST and CST Services LLC, in a lawsuit brought by Charles Nifong, a former employee of CST Services LLC who previously provided services to us as Chief Investment Officer and Vice President of Finance (Court of Common Pleas, Lehigh County, Pennsylvania, case number 2015-1003). The plaintiff alleges breach of contract and associated claims relating to his termination of employment and claimed severance benefits under the EICP totaling approximately $1.6 million. We intend to contest the action vigorously. Under the EICP, we are obligated to pay reasonable legal expenses incurred by the plaintiff in connection with this dispute whether we are successful in our defense or not, which we expense as incurred.
Environmental Matters
Environmental liabilities related to the sites contributed to the Partnership in connection with our IPO have not been assigned to us, and are still the responsibility of the Predecessor Entity. Under the Amended Omnibus Agreement, the Predecessor Entity must indemnify us for any costs or expenses that it incurs for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO for contributed sites. The Predecessor Entity’s environmental liabilities and indemnification assets associated with contributed sites amounted to $5.5 million and $3.5 million at March 31, 2017 and $6.1 million and $5.1 million at December 31, 2016.
Note 9. FAIR VALUE MEASUREMENTS
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

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3—Unobservable inputs are not corroborated by market data. This category is comprised of financial and non-financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies using significant inputs that are generally less readily observable from objective sources.
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels in 2017 or 2016.
As further discussed in Note 10, we have accrued for unvested phantom units and vested and unvested profits interests as a liability and adjust that liability on a recurring basis based on the market price of our common units each balance sheet date. Such fair value measurements are deemed Level 1 measurements.
Financial Instruments
The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of March 31, 2017 and 2016 due to the short-term maturity of these instruments. The fair value of the revolving credit facility approximated its carrying values of $448.5 million as of March 31, 2017 and $441.5 million as of December 31, 2016, due to the frequency with which interest rates are reset and the consistency of the market spread.
Note 10. EQUITY-BASED COMPENSATION
Overview
We record equity-based compensation as a component of general and administrative expenses in the statements of operations. Compensation expense for the three months ended March 31, 2017 and 2016 was $0.9 million and $1.3 million, respectively.
Partnership Equity-Based Awards
No Partnership awards were granted to CST employees in the first quarter of 2017.
Since we grant awards to employees of CST who provide services to us under the Amended Omnibus Agreement, and since the grants may be settled in cash, unvested phantom units and vested and unvested profits interests receive fair value variable accounting treatment. As such, they are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. The balance of the accrual at March 31, 2017 and December 31, 2016 totaled $0.8 million and $1.8 million, respectively.
CST Awards
CST granted equity-based awards of approximately 47,000 in the form of time vested restricted stock units of CST and 102,000 in the form of time vested restricted stock units of CST, stock options of CST and market share units of CST for the three months ended March 31, 2017 and 2016, respectively, which were granted to certain employees of CST for services rendered on our behalf. Expense associated with these awards that was charged to us under the Amended Omnibus Agreement was $0.7 million for each of the three months ended March 31, 2017 and 2016.
At the completion of the Merger, each CST stock option, restricted share and restricted stock unit that is outstanding immediately prior to the completion of the Merger, whether vested or unvested, will become fully vested and be converted into the right to receive a cash payment as defined in the Merger Agreement.
At the completion of the Merger, each award of CST restricted stock units that was granted in February 2017 will be converted into the right to receive a cash payment as defined in the Merger Agreement, but such award will remain subject to the same vesting terms and payment schedule as those set forth in the original restricted stock unit award agreement; provided that, upon completion of the Merger, such award will vest in full upon an involuntary termination of employment without cause, or termination for “Good Reason”, or termination due to death, “Disability” or “Retirement.”
Awards to Members of the Board
In December 2016, the Partnership granted 11,476 phantom units to non-employee directors of the Board as a portion of director compensation. Such awards vest in December 2017. All director equity awards contain a provision providing for acceleration of vesting upon a change in control. The Merger will constitute a change in control for purposes of these awards.
The liability for these awards at March 31, 2017 and December 31, 2016 was $0.1 million. The associated compensation expense was not significant for the three months ended March 31, 2017 and 2016.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. NET INCOME PER LIMITED PARTNER UNIT
In addition to the common units, we have identified the IDRs as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income as specified in the Partnership Agreement. Net income per unit applicable to limited partners is computed by dividing the limited partners’ interest in net income (loss), after deducting the IDRs, by the weighted-average number of outstanding common units.
The following tables provide a reconciliation of net income (loss) and weighted-average units used in computing basic and diluted net income (loss) per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2017		2016
	Common Units	Subordinated Units	Common Units	Subordinated Units
Numerator:
Distributions paid(a)	$20,541	$—	$15,172	$4,459
Allocation of distributions in excess of net income(b)	(19,837)	—	(14,305)	(4,318)
Limited partners’ interest in net income - basic and diluted	$704	$—	$867	$141

Denominator:
Weighted average limited partnership units outstanding - basic	33,588,163	—	28,475,363	4,630,769
Adjustment for phantom units	34,498	—	70,612	—
Weighted average limited partnership units outstanding - diluted	33,622,661	—	28,545,975	4,630,769

Net income per limited partnership unit - basic	$0.02	$—	$0.03	$0.03
Net income per limited partnership unit - diluted	$0.02	$—	$0.03	$0.03

(a)	Distributions paid per unit were $0.6125 and $0.5925 during the three months ended March 31, 2017 and 2016, respectively.

(b)	Allocation of distributions in excess of net income is based on a pro rata proportion to the common and subordinated units as outlined in the Partnership Agreement.
Note 12. INCOME TAXES
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
We recorded income tax benefits of $2.7 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively, as a result of losses incurred by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate because only LGWS is subject to income tax.

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. SEGMENT REPORTING
We conduct our business in two segments: 1) the Wholesale segment and 2) the Retail segment. The wholesale segment includes the wholesale distribution of motor fuel to lessee dealers, independent dealers, commission agents, DMS, CST and company operated retail sites. We have exclusive motor fuel distribution contracts with lessee dealers who lease the property from us. We also have exclusive distribution contracts with independent dealers to distribute motor fuel but do not collect rent from the independent dealers. Similar to lessee dealers, we have motor fuel distribution agreements with DMS and CST and collect rent from both. The Retail segment includes the sale of convenience merchandise items, the retail sale of motor fuel at company operated retail sites and the retail sale of motor fuel at retail sites operated by commission agents. A commission agent is a retail site where we retain title to the motor fuel inventory and sell it directly to our end user customers. At commission agent retail sites, we manage motor fuel inventory pricing and retain the gross profit on motor fuel sales, less a commission to the agent who operates the retail site. Similar to our Wholesale segment, we also generate revenues through leasing or subleasing real estate in our Retail segment.
As part of our evaluation of the economic performance of our retail sites, we will from time to time convert company owned retail sites from our Retail segment to lessee dealers in our Wholesale segment. As a result, we no longer generate revenues from the retail sale of motor fuel or merchandise at these stores subsequent to the date of conversion and we no longer incur retail operating expenses related to these retail sites. However, we continue to supply these retail sites with motor fuel on a wholesale basis pursuant to the fuel supply contract with the lessee dealer. Further, we continue to own/lease the property and earn rental income under lease/sublease agreements with the lessee dealers under triple net leases. The lessee dealer owns all motor fuel and convenience merchandise and retains all gross profit on such operating activities.
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
The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended March 31, 2017
Revenues from fuel sales to external customers	$339,088	$84,203	$—	$423,291
Intersegment revenues from fuel sales	61,616	—	(61,616)	—
Revenues from food and merchandise sales	—	24,020	—	24,020
Rent income	19,639	1,802	—	21,441
Other revenue	534	—	—	534
Total revenues	$420,877	$110,025	$(61,616)	$469,286

Income from CST Fuel Supply Equity	$3,603	$—	$—	$3,603
Operating income (loss)	$25,652	$145	$(20,217)	$5,580

Three Months Ended March 31, 2016
Revenues from fuel sales to external customers	$243,403	$74,038	$—	$317,441
Intersegment revenues from fuel sales	48,437	—	(48,437)	—
Revenues from food and merchandise sales	—	30,449		30,449
Rent income	18,199	1,332	—	19,531
Other revenue	319	—	—	319
Total revenues	$310,358	$105,819	$(48,437)	$367,740
			$(13,179)
Income from CST Fuel Supply Equity	$4,051	$—	$—	$4,051
Operating income (loss)	$24,041	$1,670	$(19,790)	$5,921

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Decrease (increase):
Accounts receivable	$7,020	$(1,207)
Accounts receivable from related parties	491	(655)
Inventories	330	4,685
Other current assets	1,223	(560)
Other assets	(1,257)	(1,702)
Increase (decrease):
Accounts payable	(2,845)	782
Accounts payable to related parties	(339)	2,018
Motor fuel taxes payable	(25)	(3,341)
Accrued expenses and other current liabilities	(210)	444
Other long-term liabilities	(144)	622
Changes in working capital, net of acquisitions	$4,244	$1,086
The above changes in current assets and current liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.
Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash paid for interest	$6,157	$4,695
Cash paid for income taxes, net of refunds received	$50	$708
Supplemental schedule of non-cash investing and financing activities (in thousands):

	Three Months Ended March 31,
	2017	2016
Sale of property and equipment in Section 1031 like-kind exchange transactions	$—	$909
Issuance of capital lease obligations and recognition of asset retirement obligation related to Getty lease	$785	$1,240
Amended Omnibus Agreement fees settled in our common units	$4,510	$3,345
Note 15. DISTRIBUTIONS
Distribution activity for 2017 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2016	February 6, 2017	February 13, 2017	$0.6125	$20,534
March 31, 2017	May 8, 2017	May 15, 2017	$0.6175	$20,906

CROSSAMERICA PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.
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

•	CST’s business strategy and operations and CST’s conflicts of interest with us and, post-merger, Couche-Tard’s business strategy and operations and Couche-Tard’s conflicts of interest with us;

•	availability of cash flow to pay the current quarterly distributions on our common units;

•	the availability and cost of competing motor fuels;

•	motor fuel price volatility or a reduction in demand for motor fuels;

•	competition in the industries and geographical areas in which we operate;

•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	our existing or future indebtedness;

•	our liquidity, results of operations and financial condition;

•	failure to comply with applicable tax and other regulations or governmental policies;

•	future legislation and changes in regulations, governmental policies, immigration laws and restrictions or changes in enforcement or interpretations thereof;

•	future regulations and actions that could expand the non-exempt status of employees under the Fair Labor Standards Act;

•	future income tax legislation;

•	changes in energy policy;

•	increases in energy conservation efforts;

•	technological advances;

•	the impact of worldwide economic and political conditions;

•	the impact of wars and acts of terrorism;

•	weather conditions or catastrophic weather-related damage;

•	earthquakes and other natural disasters;

•	hazards and risks associated with transporting and storing motor fuel;

•	unexpected environmental liabilities;

•	the outcome of pending or future litigation;

•
our ability to comply with federal and state laws and regulations, including those related to environmental matters, the sale of alcohol, cigarettes and fresh foods, employment, and health benefits, including the Affordable Care Act.

You should consider the areas of risk described above, as well as those set forth herein and in the section entitled “Risk Factors” included in our Form 10-K, in connection with considering any forward-looking statements that may be made by us and our businesses generally. We cannot assure you that projected results or events reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements included in this report are made as of the date of this report.
For additional information regarding CST, CST’s Merger and CST’s Merger Agreement, refer to CST’s Form 10-K, and CST’s Definitive Proxy Statement filed with the SEC on October 11, 2016.

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

•
Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three months ended March 31, 2017 and 2016 and non-GAAP financial measures.

•
Liquidity and Capital Resources—This section provides a discussion of our financial condition and cash flows. It also includes a discussion of our debt, capital requirements, other matters impacting our liquidity and capital resources and an outlook for our business.

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

CST’s Merger Agreement
Under the terms of the Merger Agreement, Circle K Stores Inc. will, through its acquisition of CST, control CST’s interest in the General Partner and CST’s 20.2% limited partner interest in us as well as all of the IDRs. The transaction is subject to the receipt of regulatory approvals in the United States and Canada. The transaction is currently expected to close in the second quarter of 2017 (i.e. on or before June 30, 2017). See CST’s Definitive Proxy Statement filed with the SEC on October 11, 2016. See Page 8 of the Form 10-K “Items 1., 1A. and 2. Business, Risk Factors and Properties—Risk Factors—Risks Relating to CST’s Merger.”
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
Regarding our supplier relationships, a majority of our total gallons purchased are subject to Terms Discounts. The dollar value of these discounts increase and decrease corresponding with motor fuel prices. Therefore, in periods of lower wholesale motor fuel prices, our gross profit is negatively affected and, in periods of higher wholesale motor fuel prices, our gross profit is positively affected (as it relates to these discounts).
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
Changes in our average motor fuel selling price per gallon and gross margin for the periods ended March 31, 2017 and 2016 are directly related to the changes in crude oil and wholesale motor fuel prices over the same period. Variations in our reported revenues and cost of sales are, therefore, primarily related to the price of crude oil and wholesale motor fuel prices and generally not as a result of changes in motor fuel sales volumes, unless otherwise indicated and discussed below.
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
Impact of Inflation
Inflation affects our financial performance by increasing certain of our operating expenses and cost of goods sold. Operating expenses include labor costs, leases, and general and administrative expenses. While our Wholesale segment benefits from higher Terms Discounts as a result of higher fuel costs, inflation could negatively impact our Retail segment as a result of higher motor fuel, merchandise and operating costs. Although we have historically been able to pass on increased costs through price increases, there can be no assurance that we will be able to do so in the future.

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

•
On December 21, 2016, we sold the real property at 17 fee sites acquired in the State Oil Assets acquisition for $25.0 million in proceeds, which were used to repay borrowings under the credit facility. We subsequently leased these sites back under a triple net lease agreement.

Results of Operations
Consolidated Income Statement Analysis
Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Operating revenues	$469,286	$367,740
Cost of sales	431,840	330,550
Gross profit	37,446	37,190

Income from CST Fuel Supply equity interests	3,603	4,051
Operating expenses:
Operating expenses	15,260	15,411
General and administrative expenses	5,817	7,005
Depreciation, amortization and accretion expense	14,348	12,900
Total operating expenses	35,425	35,316
Loss on sales of assets, net	(44)	(4)
Operating income	5,580	5,921
Other income, net	118	118
Interest expense	(6,702)	(5,065)
Income (loss) before income taxes	(1,004)	974
Income tax benefit	(2,701)	(795)
Consolidated net income	1,697	1,769
Net income attributable to noncontrolling interests	1	2
Net income attributable to CrossAmerica limited Partners	1,696	1,767
Distributions to CST as holder of the incentive distribution rights	(992)	(759)
Net income available to CrossAmerica limited Partners	$704	$1,008

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Consolidated Results
Operating revenues increased $101.5 million, or 28%, while gross profit increased $0.3 million, or 1%.
Operating revenues
Significant items impacting these results prior to the elimination of intercompany revenues were:

•
A $110.5 million, or 36%, increase in our Wholesale segment revenues primarily attributable to the increase in crude oil prices as well as our recent acquisitions. The average daily spot price of WTI crude oil increased 55% to $51.62 per barrel during 2017, compared to $33.35 per barrel during 2016. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•
A $4.2 million, or 4%, increase in our Retail segment revenues primarily attributable to the increase in crude oil prices and our recent acquisitions, largely offset by conversion of company operated retail sites to lessee dealer sites. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

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

•	Our intersegment revenues increased $13.2 million, primarily attributable to the increases in wholesale motor fuel prices discussed above.
Cost of sales
Cost of sales increased $101.3 million as a result of the increase in wholesale motor fuel prices and gallons sold of motor fuel as noted above. See “Results of Operations—Segment Results” for additional gross profit analyses.
Operating expenses
See “Results of Operations—Segment Results” for additional operating expenses analyses.
General and administrative expenses
General and administrative expenses declined $1.2 million primarily attributable to the integration of prior year acquisitions and other cost savings initiatives.
Depreciation, amortization and accretion expense
Depreciation, amortization and accretion expense increased $1.4 million primarily driven by our recent acquisitions.
Interest expense
Interest expense increased $1.6 million due to additional borrowings to fund our recent acquisitions and an increase in interest rates.
Income tax benefit
We recorded income tax benefits of $2.7 million and $0.8 million for 2017 and 2016, respectively. The increase in the income tax benefit was primarily due to an increase in the loss generated by our corporate subsidiaries.

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
Wholesale
The following table highlights the results of operations and certain operating metrics of our Wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended March 31,
	2017	2016
Gross profit:
Motor fuel–third party	$7,865	$5,614
Motor fuel–intersegment and related party	5,481	6,111
Motor fuel gross profit	13,346	11,725
Rent and other	15,970	14,129
Total gross profit	29,316	25,854

Income from CST Fuel Supply equity(a)	3,603	4,051
Operating expenses	(7,267)	(5,864)
Adjusted EBITDA(b)	$25,652	$24,041

Motor fuel distribution sites (end of period):(c)
Motor fuel–third party
Independent dealers(d)	394	390
Lessee dealers(e)	427	343
Total motor fuel distribution–third party sites	821	733

Motor fuel–intersegment and related party
DMS (related party)(f)	151	191
CST (related party)	43	43
Commission agents (Retail segment)(g)	98	66
Company operated retail sites (Retail segment)(h)	72	94
Total motor fuel distribution–intersegment and related party sites	364	394

Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	822	683
Motor fuel-intersegment and related party distribution	364	406

	Three Months Ended March 31,
	2017	2016

Total volume of gallons distributed (in thousands)	238,420	236,162

Motor fuel gallons distributed per site per day:(i)
Motor fuel–third party
Total weighted average motor fuel distributed– third party	1,993	2,108
Independent dealers	2,151	2,329
Lessee dealers	1,846	1,828

Motor fuel–intersegment and related party
Total weighted average motor fuel distributed– intersegment and related party	2,583	2,676
DMS (related party)	2,371	2,326
CST (related party)	4,095	4,783
Commission agents (Retail segment)	2,254	2,774
Company operated retail sites (Retail segment)	2,571	2,389

Wholesale margin per gallon–total system	$0.056	$0.050
Wholesale margin per gallon–third party sites(j)	$0.051	$0.041
Wholesale margin per gallon–intersegment and related party	$0.065	$0.062

(a)	Represents income from our equity interest in CST Fuel Supply.

(b)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Results of Operations—Non-GAAP Financial Measures.”

(c)	In addition, as of March 31, 2017 and 2016, we distributed motor fuel to 14 sub-wholesalers who distributed to additional sites.

(d)
The increase in the independent dealer site count was primarily attributable to 25 wholesale fuel supply contracts acquired in the State Oil Assets acquisition, partially offset by a net 21 terminated motor fuel supply contracts that were not renewed.

(e)
The increase in the lessee dealer site count was primarily attributable to converting 26 company operated retail sites in our Retail segment to lessee dealers in our Wholesale segment and the 49 sites acquired in the September 2016 State Oil Assets acquisition.

(f)
The decrease in the DMS site count was primarily due to sites reverted back to us and subsequently converted into a third party lessee dealer or commission agent. Through the first five years of the lease with DMS, the lease agreement allows for a limited number of sites to be reverted back to us from the lease by each of DMS and ourselves. This right generally expires October 31, 2017.

(g)	The increase in the commission agent site count was primarily attributable to 25 reverted DMS sites being converted to commission agent sites in 2016.

(h)	The decrease in the company operated retail site count was primarily attributable to company operated retail sites being converted to lessee dealer sites.

(i)
Does not include the motor fuel gallons distributed to sub-wholesalers. The decrease in independent dealer gallons sold per day are due to the divestiture of commercial wholesale supply contracts associated with the PMI acquisition, whereby gallons distributed are reduced but the site count is not affected.

(j)	Includes the wholesale gross margin for motor fuel distributed to sub-wholesalers.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
The results were driven by:
Motor Fuel Gross profit
The $1.6 million increase in motor fuel gross profit was due to a $1.2 million increase primarily from increased payment discounts and incentives due to the increase in motor fuel prices as a result of the increase in crude oil prices. The average daily spot price of WTI crude oil increased 55% to $51.62 per barrel during 2017, compared to $33.35 per barrel during 2016. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”
Rent and other gross profit
Rent and other margin increased $1.8 million primarily as a result of our acquisition of the State Oil Assets, as well as converting company operated retail sites to lessee dealer sites throughout 2016, partially offset by 25 DMS sites being converted to commission agent sites in 2016.
Income from CST Fuel Supply equity
The decline of $0.4 million is attributable to CST’s divestiture of its California and Wyoming retail sites.
Operating expenses
Operating expenses increased $1.4 million primarily as a result of our 2016 acquisitions as well as our conversion of company operated retail sites to lessee dealer sites throughout 2016.

Retail
The following table highlights the results of operations and certain operating metrics of our Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of retail sites and per gallon amounts):

	Three Months Ended March 31,
	2017	2016
Gross profit:
Motor fuel	$1,163	$2,529
Merchandise and services	5,761	7,715
Rent and other	1,214	973
Total gross profit	8,138	11,217
Operating expenses	(7,993)	(9,547)
Inventory fair value adjustments(a)	—	91
Adjusted EBITDA(b)	$145	$1,761

Retail sites (end of period):
Commission agents(c)	98	67
Company operated retail sites(d)	75	97
Total system sites at the end of the period	173	164
Total system operating statistics:
Average retail fuel sites during the period(c)(d)	170	173
Motor fuel sales (gallons per site per day)	2,402	2,549
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.032	$0.063
Commission agents statistics:
Average retail fuel sites during the period(c)	98	67
Motor fuel sales (gallons per site per day)	2,271	2,767
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.011	$0.016
Company operated retail site statistics:
Average retail fuel sites during the period(d)	72	107
Motor fuel sales (gallons per site per day)	2,580	2,413
Motor fuel gross profit per gallon, net of credit card fees	$0.056	$0.097
Merchandise and services sales (per site per day)(e)	$3,558	$3,141
Merchandise and services gross profit percentage, net of credit card fees	24.0%	25.3%

(a)	The inventory fair value adjustment represents the expensing of the step-up in value ascribed to inventory acquired in the Franchised Holiday Stores acquisition.

(b)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Results of Operations—Non-GAAP Financial Measures” below.

(c)	The increase in the commission agent site count was primarily attributable to 25 reverted DMS sites being converted to commission agent sites in 2016.

(d)	The decrease in retail sites relates to the conversion of company operated retail sites to lessee dealer sites.

(e)	Includes the results from car wash sales and commissions from lottery, money orders, air/water/vacuum services and ATM fees.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Gross profit declined $3.1 million, while operating expenses declined $1.6 million.
These results were impacted by:
Gross profit

•
Our motor fuel gross profit decreased $1.4 million attributable to a 8% decrease in volume driven by the conversion of company operated retail sites acquired in prior acquisitions to lessee dealer sites and a 49% decrease in margin per gallon as a result of the volatility in crude oil prices. The average daily spot price of WTI crude oil increased 55% in the first quarter of 2017 compared to the same period of the prior year. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•
Our merchandise and services gross profit declined $2.0 million as a result of the conversion of company operated retail sites to lessee dealer sites, partially offset by the incremental gross profit generated by the Franchised Holiday Stores.

•	Our rent and other gross profit increased $0.2 million primarily from 25 DMS sites being converted to commission agent sites in 2016.
Operating expenses

•
A $1.6 million decline in operating expenses attributable to the conversion of company operated retail sites to lessee dealer sites, partially offset by the impact of the Franchised Holiday Stores acquisition.

Non-GAAP Financial Measures
We use non-GAAP financial measures EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio. EBITDA represents net income available to us before deducting interest expense, income taxes, depreciation, amortization and accretion. Adjusted EBITDA represents EBITDA as further adjusted to exclude equity funded expenses related to incentive compensation and the Amended Omnibus Agreement, gains or losses on sales of assets, certain discrete acquisition related costs, such as legal and other professional fees and severance expenses associated with recently acquired companies, and certain other discrete non-cash items arising from purchase accounting. Distributable Cash Flow represents Adjusted EBITDA less cash interest expense, sustaining capital expenditures and current income tax expense. Distribution Coverage Ratio is computed by dividing Distributable Cash Flow by the weighted average diluted common and subordinated units and then dividing that result by the distributions paid per limited partner unit.
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

 The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

Three Months Ended March 31,
2017	2016
Net income available to CrossAmerica limited partners	$704	$1,008
Interest expense	6,702	5,065
Income tax benefit	(2,701)	(795)
Depreciation, amortization and accretion	14,348	12,900
EBITDA	19,053	18,178
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement(a)	4,166	3,282
Loss on sales of assets, net	44	4
Acquisition-related costs(b)	473	660
Inventory fair value adjustments	—	91
Adjusted EBITDA	23,736	22,215
Cash interest expense	(6,157)	(4,695)
Sustaining capital expenditures(c)	(364)	(131)
Current income tax expense	(359)	(100)
Distributable Cash Flow	$16,856	$17,289

Weighted average diluted common and subordinated units	33,623	33,177

Distributions paid per limited partner unit(d)	$0.6125	$0.5925
Distribution Coverage Ratio(e)	0.82	x	0.88	x

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

(c)
Under the Partnership Agreement, sustaining capital expenditures are capital expenditures made to maintain our long-term operating income or operating capacity. Examples of sustaining capital expenditures are those made to maintain existing contract volumes, including payments to renew existing distribution contracts, or to maintain our sites in conditions suitable to lease, such as parking lot or roof replacement/renovation, or to replace equipment required to operate the existing business.

(d)
On April 26, 2017, the Board approved a quarterly distribution of $0.6175 per unit attributable to the first quarter of 2017. The distribution is payable on May 15, 2017 to all unitholders of record on May 8, 2017.

(e)
The distribution coverage ratio is computed by dividing Distributable Cash Flow by the weighted average diluted common and subordinated units and then dividing that result by the distributions paid per limited partner unit.

The following table reconciles our segment Adjusted EBITDA to Consolidated Adjusted EBITDA presented in the table above (in thousands):

	Three Months Ended March 31,
	2017	2016
Adjusted EBITDA - Wholesale segment	$25,652	$24,041
Adjusted EBITDA - Retail segment	145	1,761
Adjusted EBITDA - Total segment	$25,797	$25,802

Reconciling items:
Elimination of intersegment profit in ending inventory balance	(8)	119
General and administrative expenses	(5,817)	(7,005)
Other income, net	118	118
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement	4,166	3,282
Acquisition-related costs	473	660
Net income attributable to noncontrolling interests	(1)	(2)
IDR distributions	(992)	(759)
Consolidated Adjusted EBITDA	$23,736	$22,215

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
Cash Flows
The following table summarizes cash flow activity (in thousands):

	Three Months Ended March 31,
	2017	2016
Net Cash Provided by Operating Activities	$21,772	$18,569
Net Cash Used in Investing Activities	$(2,111)	$(58,595)
Net Cash (Used in) Provided by Financing Activities	$(15,253)	$40,809
Operating Activities
Net cash provided by operating activities increased $3.2 million in 2017 compared to 2016, driven primarily by incremental cash flow generated by our acquisitions. In addition, we settled $1.3 million more in management fees related to the services provided under the Amended Omnibus Agreement in equity with CST in 2017 compared to 2016.
Investing Activities
We incurred $2.5 million and $3.5 million in capital expenditures in 2017 and 2016, respectively. Additionally, in 2016, $52.3 million of cash was used in acquiring the Franchised Holiday Stores and $2.9 million was used to purchase independent dealer and subwholesaler contracts from CST.
Financing Activities
During 2017, we paid $21.6 million in distributions and made net borrowings under our credit facility of $7.0 million. During 2016, we paid $20.4 million in distributions, made net borrowings of $64.7 million primarily to fund our Franchised Holiday Stores acquisition, and purchased $2.8 million in common units under our common unit purchase program.
Distributions
Distribution activity for 2017 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2016	February 6, 2017	February 13, 2017	$0.6125	$20,534
March 31, 2017	May 8, 2017	May 15, 2017	$0.6175	$20,906

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.
IDRs
During the three months ended March 31, 2017, we distributed $1.0 million to CST with respect to the IDRs.
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
Debt
As of March 31, 2017, our consolidated debt and capital lease obligations consisted of the following (in thousands):

$550 million revolving credit facility	$448,500
Note payable	808
Capital lease obligations	28,759
Total debt and capital lease obligations	478,067
Current portion	2,123
Noncurrent portion	475,944
Deferred financing fees	(3,151)
Total	$472,793
Our revolving credit facility is secured by substantially all of our assets. Our borrowings under the revolving credit facility had a weighted-average interest rate of 3.95% as of March 31, 2017 (LIBOR plus an applicable margin, which was 3.00% as of March 31, 2017). Letters of credit outstanding at March 31, 2017 totaled $6.5 million. The credit facility is secured by substantially all of the assets of CrossAmerica and its subsidiaries. The amount of availability under the revolving credit facility at May 4, 2017, after taking into consideration debt covenant restrictions, was $92.2 million. In connection with future acquisitions, the revolving credit facility requires, among other things, that we have, after giving effect to such acquisition, at least $20 million in the aggregate of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. We are required to maintain a total leverage ratio (as defined in the revolving credit facility) for the most recently completed four fiscal quarters of less than or equal to 4.50 : 1.00, except for the first three full fiscal quarters following a material acquisition with a ratio of 5.00 : 1.00, and a consolidated interest coverage ratio (as defined in the revolving credit facility) of greater than or equal to 2.75 : 1.00. The computation of our total leverage ratio allows for a pro forma application of the EBITDA (as defined in the revolving credit facility) of acquired entities and was 4.23 : 1.00 as of March 31, 2017. As of March 31, 2017, we were in compliance with these financial covenant ratios.
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

The following table outlines our consolidated capital expenditures and acquisitions for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Sustaining capital	$364	$131
Growth	2,153	3,367
Acquisitions	—	55,162
Total consolidated capital expenditures and acquisitions	$2,517	$58,660
Other Matters Impacting Liquidity and Capital Resources
Concentration of Customers
For the three months ended March 31, 2017, we distributed approximately 14% of our total wholesale distribution volumes to DMS and its affiliates and received 23% of our rent income from DMS and its affiliates. For the three months ended March 31, 2017, we distributed 7% of our total wholesale distribution volumes to CST and received 20% of our rent income from CST. For the three months ended March 31, 2017, we received 9% of our rent income from a lessee dealer that operates many of the sites acquired through the PMI and One Stop acquisitions. See Note 7 of the Condensed Notes to Consolidated Financial Statements for additional information.
Outlook
This outlook section does not take into account or give any effect to the impact of CST’s proposed Merger on our business. See Page 8 of the Form 10-K “Items 1., 1A. and 2. Business, Risk Factors and Properties—Risk Factors—Risks Relating to CST’s Merger.”
As a result of our recent acquisitions, we expect our total motor fuel volume sold for 2017 to be higher than 2016 volumes. While the U.S. energy markets, including wholesale and retail motor fuel prices, are likely to continue to be volatile in 2017, crude prices increased in the latter part of 2016 and have remained at those levels in early 2017, which supports the payment terms discount component of our motor fuel gross margin on an absolute basis while this price increase negatively impacts our wholesale DTW contracts and retail motor fuel gross margins. We expect our rent income to increase in 2017 based on our recent acquisitions and our expectation that we will continue to convert company operated retail sites to lessee dealers.
Upon completion of CST’s proposed Merger, we will continue to evaluate acquisitions on an opportunistic basis. Additionally, we will pursue acquisition targets that fit into our strategy. Whether we will be able to execute acquisitions will depend on market conditions, availability of suitable acquisition targets at attractive terms, acquisition related compliance with customary regulatory requirements, and our ability to finance such acquisitions on favorable terms and in compliance with our debt covenant restrictions.

New Accounting Policies
In May 2014, the FASB issued ASU 2014-09–Revenue from Contracts with Customers (Topic 606), which results in comprehensive new revenue accounting guidance, requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and develops a common revenue standard under U.S. GAAP and International Financial Reporting Standards. Specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. With the issuance of ASU 2015-14, which deferred the effective date by one year, this guidance is effective January 1, 2018. The guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. Although management continues to evaluate the impact of adopting this new guidance, we do not expect the adoption to have a material impact on the financial statements, although it will affect disclosures.
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
In October 2016, the FASB issued ASU 2016-16–Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This standard requires companies to account for income tax effects of intercompany transactions other than inventory in the period in which the transfer occurs. This guidance is effective January 1, 2018 and requires a modified retrospective application through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We have chosen to early adopt the standard effective January 1, 2017, which had no impact as of the date of adoption but could impact us in the future.
In January 2017, the FASB issued ASU 2017-01–Business Combinations (Topic 805): Clarifying the Definition of a Business. This standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 is effective for public fiscal years and interim periods within those years beginning after December 15, 2017. We have chosen to early adopt this standard effective January 1, 2017. Although there was no impact upon adoption, among other things, this guidance will result in the capitalization rather than expensing of acquisition costs in future transactions that will be accounted for as asset acquisitions rather than business combinations under the new definition of a business.
In January 2017, the FASB issued ASU 2017-04–Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for a Company's annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Management has elected to early adopt this guidance effective January 1, 2017, which had no impact upon adoption but could result in a change in the measurement of an impairment loss if an impairment was required to be recorded in the future.
Certain other new financial accounting pronouncements have become effective for our financial statements but the adoption of these pronouncements did not materially impact our financial position, results of operations or disclosures.

Critical Accounting Policies Involving Critical Accounting Estimates
The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates.
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
Interest Rate Risk
As of March 31, 2017, we had $448.5 million outstanding on our revolving credit facility. Our outstanding borrowings bear interest at LIBOR plus an applicable margin, which was 3.00% at March 31, 2017. Our borrowings had a weighted-average interest rate at March 31, 2017 of 3.95%. A one percentage point change in our average rate would impact annual interest expense by approximately $4.5 million.
Commodity Price Risk
We have not historically hedged or managed our price risk with respect to our commodity inventories (gasoline and diesel fuel), as the time period between the purchases of our motor fuel inventory and the sales to our customers is very short.
Regarding our supplier relationships, a majority of our total gallons purchased are subject to Terms Discounts. We have not historically hedged or managed our price risk with respect to these Terms Discounts. Based on our current volumes, we estimate a $10 per barrel change in the price of crude oil would impact our annual wholesale motor fuel gross profit by approximately $2.2 million related to these Terms Discounts.
Foreign Currency Risk
Our operations are located in the U.S., and therefore are not subject to foreign currency risk.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2017.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) under the Securities Exchange Act) that occurred during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this quarterly report included in Note 8 of the Condensed Notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
There were no material changes in risk factors for the company in the period covered by this report. See the risk factors disclosed in the section entitled “Risk Factors” in our Form 10-K.
ITEM 2. UNRESGISTERED SALES OF EQUITY SECURITIES
Management Fee Issuance
As discussed in Note 7 to Item 1 in Part I above, on February 28, 2017, CrossAmerica issued 171,039 common units to a subsidiary of CST as partial payment for the amounts incurred for the fourth quarter of 2016 under the terms of the Amended Omnibus Agreement. This issuance of common units was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
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

Date: May 8, 2017