Form 10-Q
period 2017-06-30
CrossAmerica Partners LP
filed 2017-08-08
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file No. 001-35711

CROSSAMERICA PARTNERS LP

(Exact name of registrant as specified in its charter)

Delaware	45-4165414
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

515 Hamilton Street, Suite 200 Allentown, PA	18101
(Address of Principal Executive Offices)	(Zip Code)

(610) 625-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 7, 2017, the registrant had outstanding 33,860,967 common units.

COMMONLY USED DEFINED TERMS

The following is a list of certain acronyms and terms generally used in the industry and throughout this document:

CrossAmerica Partners LP and subsidiaries:

CrossAmerica, the Partnership, we, us, our	CrossAmerica Partners LP

LGW	Lehigh Gas Wholesale LLC

LGPR	LGP Realty Holdings LP

LGWS	Lehigh Gas Wholesale Services, Inc. and subsidiaries

CrossAmerica Partners LP related and affiliated parties:

Circle K	Circle K Stores Inc., a Texas corporation, and a wholly owned subsidiary of Couche-Tard

Couche-Tard	Alimentation Couche-Tard Inc. (TSX: ATD.A ATD.B)

CST	CST Brands, LLC, a wholly owned subsidiary of Circle K.

DMS

Dunne Manning Stores LLC (formerly known as Lehigh Gas-Ohio, LLC), an entity associated with Joseph V. Topper, Jr., a member of the Board and a related party.  DMS is an operator of retail motor fuel stations. DMS leases retail sites from us in accordance with a master lease agreement with us and DMS purchases substantially all of its motor fuel for these sites from us on a wholesale basis under rack plus pricing. The financial results of DMS are not consolidated with ours.

General Partner	CrossAmerica GP LLC, the General Partner of CrossAmerica, a Delaware limited liability company.

CST Fuel Supply

CST Fuel Supply LP is the parent of CST Marketing and Supply, CST’s wholesale motor fuel supply business, which provides wholesale fuel distribution to the majority of CST’s U.S. retail convenience stores on a fixed markup per gallon. As of June 30, 2017, our total limited partner interest in CST Fuel Supply was 17.5%.

Topstar	Topstar Enterprises, an entity associated with Joseph V. Topper, Jr. Topstar is an operator of convenience stores that leases retail sites from us, but does not purchase fuel from us.

Recent Acquisitions:

PMI	Petroleum Marketers, Inc., acquired in April 2014

Erickson	Erickson Oil Products, Inc., acquired in February 2015

One Stop	M&J Operations, LLC, acquired in July 2015

Franchised Holiday Stores	The franchised Holiday stores acquired from S/S/G Corporation in March 2016

State Oil Assets	The assets acquired from State Oil Company in September 2016

Other Defined Terms:

Amended Omnibus Agreement

The Amended and Restated Omnibus Agreement, dated October 1, 2014, as amended on February 17, 2016 by and among CrossAmerica, the General Partner, Dunne Manning Inc., DMS, CST Services LLC and Joseph V. Topper, Jr., which amends and restates the original omnibus agreement that was executed in connection with CrossAmerica’s initial public offering on October 30, 2012

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

i

ExxonMobil	ExxonMobil Corporation

FASB	Financial Accounting Standards Board

Form 10-K	CrossAmerica’s Annual Report on Form 10-K for the year ended December 31, 2016

Getty lease

In May 2012, the Predecessor Entity, which represents the portion of the business of Dunne Manning Inc. and its subsidiaries and affiliates contributed to the Partnership in connection with the IPO, entered into a 15-year master lease agreement with renewal options of up to an additional 20 years with Getty Realty Corporation. The Partnership pays fixed rent, which increases 1.5% per year. In addition, the lease requires contingent rent payments based on gallons of motor fuel sold. The Partnership leases sites under the lease in Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, Pennsylvania and Rhode Island.

IDRs

Incentive Distribution Rights, which are partnership interests in the Partnership that provide for special distributions associated with increasing partnership distributions. Couche-Tard is the indirect owner of 100% of the outstanding IDRs of CrossAmerica.

Internal Revenue Code	Internal Revenue Code of 1986, as amended

IPO	Initial public offering of CrossAmerica Partners LP on October 30, 2012

LIBOR	London Interbank Offered Rate

Merger	The merger of Ultra Acquisition Corp. with CST, with CST surviving the merger as a wholly owned subsidiary of Circle K Stores Inc., which closed on June 28, 2017. See Merger Agreement below.

Merger Agreement

CST’s Agreement and Plan of Merger (the “Merger Agreement”) entered into on August 21, 2016 with Circle K and Ultra Acquisition Corp., a Delaware corporation and an indirect, wholly owned subsidiary of Circle K (“Merger Sub”). Under and subject to the terms and conditions of the Merger Agreement, on June 28, 2017, Merger Sub was merged with and into CST, with CST surviving the Merger as a wholly owned subsidiary of Circle K.

Merger Sub	Ultra Acquisition Corp., a Delaware corporation and an indirect, wholly owned subsidiary of Circle K

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Motiva	Motiva Enterprises LLC

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash	$3,429	1,350
Accounts receivable, net of allowances of $440 and $487, respectively	21,199	29,251
Accounts receivable from related parties	13,125	12,975
Inventories	11,907	13,164
Assets held for sale	6,170	2,111
Other current assets	6,115	6,556
Total current assets	61,945	65,407
Property and equipment, net	661,271	677,329
Intangible assets, net	72,905	80,760
Goodwill	89,109	89,109
Other assets	20,429	19,384
Total assets	$905,659	$931,989

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$2,117	$2,100
Accounts payable	36,122	34,903
Accounts payable to related parties	16,871	9,958
Accrued expenses and other current liabilities	16,309	15,705
Motor fuel taxes payable	12,917	12,467
Total current liabilities	84,336	75,133
Debt and capital lease obligations, less current portion	470,663	465,119
Deferred tax liabilities, net	40,030	42,923
Asset retirement obligations	28,416	27,750
Other long-term liabilities	98,553	100,253
Total liabilities	721,998	711,178

Commitments and contingencies

Equity:
CrossAmerica Partners’ Capital
Common units—(33,860,967 and 33,524,952 units issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	183,941	221,044
General Partner’s interest	—	—
Total CrossAmerica Partners’ Capital	183,941	221,044
Noncontrolling interests	(280)	(233)
Total equity	183,661	220,811
Total liabilities and equity	$905,659	$931,989

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, Except Unit and Per Unit Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating revenues(a)	$528,789	$512,644	$998,075	880,384
Costs of sales(b)	487,167	472,129	919,007	802,679
Gross profit	41,622	40,515	79,068	77,705

Income from CST Fuel Supply equity interests	3,830	4,245	7,433	8,296
Operating expenses:
Operating expenses	16,222	16,119	31,482	31,530
General and administrative expenses	11,920	4,921	17,737	11,926
Depreciation, amortization and accretion expense	14,278	14,262	28,626	27,162
Total operating expenses	42,420	35,302	77,845	70,618
Loss on sales of assets, net	(314)	(102)	(358)	(106)
Operating income	2,718	9,356	8,298	15,277
Other income, net	127	316	245	434
Interest expense	(6,795)	(5,704)	(13,497)	(10,769)
Income (loss) before income taxes	(3,950)	3,968	(4,954)	4,942
Income tax expense (benefit)	49	338	(2,652)	(457)
Consolidated net income (loss)	(3,999)	3,630	(2,302)	5,399
Less: net income (loss) attributable to noncontrolling interests	(6)	4	(5)	6
Net income (loss) attributable to CrossAmerica limited partners	(3,993)	3,626	(2,297)	5,393
IDR distributions	(1,055)	(820)	(2,047)	(1,579)
Net income (loss) available to CrossAmerica limited partners	$(5,048)	$2,806	$(4,344)	$3,814

Net income (loss) per CrossAmerica limited partner unit:
Basic earnings per common unit	$(0.15)	$0.08	$(0.13)	$0.11
Diluted earnings per common unit	$(0.15)	$0.08	$(0.13)	$0.11
Basic and diluted earnings per subordinated unit	n/a	n/a	n/a	$0.11

Weighted-average CrossAmerica limited partner units:
Basic common units	33,798,905	33,283,489	33,694,116	30,879,426
Diluted common units(c)	33,806,925	33,292,023	33,717,612	30,928,204
Basic and diluted subordinated units	—	—	—	2,315,385
Total diluted common and subordinated units(c)	33,806,925	33,292,023	33,717,612	33,243,589

Distribution paid per common and subordinated unit	$0.6175	$0.5975	$1.2300	$1.1900
Distribution declared (with respect to each respective period) per common and subordinated unit	$0.6225	$0.6025	$1.2400	$1.2000
Supplemental information:
(a) Includes excise taxes of:	$20,094	$20,311	$38,647	$40,204
(a) Includes revenues from fuel sales to related parties of:	$95,592	$107,131	$180,421	180,439
(a) Includes rental income of:	$22,005	$20,351	$43,446	39,882
(b) Includes rental expense of:	$4,926	$5,019	$9,717	9,767
(c) Diluted common units were not used in the calculation of diluted earnings per common unit for the three and six months ended June 30, 2017 because to do so would have been antidilutive.

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Consolidated net income (loss)	$(2,302)	$5,399
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation, amortization and accretion expense	28,626	27,162
Amortization of deferred financing fees	852	738
Amortization of below market leases, net	42	93
Provision for losses on doubtful accounts	10	67
Deferred income tax benefit	(2,893)	(921)
Equity-based employees and directors compensation expense	1,710	1,875
Amended Omnibus Agreement fees: settled in common units	6,600	4,750
Loss on sales of assets, net	358	106
Changes in working capital, net of acquisitions	16,384	(2,228)
Net cash provided by operating activities	49,387	37,041

Cash flows from investing activities:
Proceeds from sale of property and equipment	564	98
Capital expenditures	(8,179)	(5,524)
Principal payments received on notes receivable	180	192
Cash paid in connection with acquisitions, net of cash acquired	—	(52,350)
Cash paid to CST in connection with acquisitions	—	(2,900)
Net cash used in investing activities	(7,435)	(60,484)

Cash flows from financing activities:
Borrowings under the revolving credit facility	51,716	121,445
Repayments on the revolving credit facility	(46,716)	(49,856)
Repurchases of common units	—	(3,252)
Payments of long-term debt and capital lease obligations	(993)	(1,285)
Payments of sale leaseback obligations	(413)	(354)
Payment of deferred financing fees	(5)	—
Distributions paid on distribution equivalent rights	(13)	(24)
Distributions paid to holders of the IDRs	(2,047)	(1,579)
Distributions paid to noncontrolling interests	(42)	(61)
Distributions paid on common and subordinated units	(41,360)	(39,528)
Net cash (used in) provided by financing activities	(39,873)	25,506
Net increase in cash	2,079	2,063
Cash at beginning of period	1,350	1,192
Cash at end of period	$3,429	$3,255

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.DESCRIPTION OF BUSINESS AND OTHER DISCLOSURES

CST’s Merger

CST entered into the Merger Agreement dated as of August 21, 2016, with Circle K and Merger Sub. On June 28, 2017, Merger Sub merged with and into CST, at which time the separate corporate existence of Merger Sub ceased, and CST survived the Merger as an indirect, wholly owned subsidiary of Circle K.

As a result of the Merger, Circle K indirectly owns all of the membership interests in our General Partner, as well as a 20.5% limited partner interest in the Partnership and all of the IDRs of the Partnership. Circle K, through its indirect ownership interest in the sole member of our General Partner, has the ability to appoint all of the members of the Board of our General Partner and to control and manage the operations and activities of the Partnership.

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

In 2015, we issued our common units as consideration in the purchase of equity interests in CST Fuel Supply and the real property associated with certain of CST’s NTI retail sites. In addition, we also issued, and may continue to issue, our common units as payment for charges and expenses incurred by us under the Amended Omnibus Agreement. There is no obligation for CST or our General Partner to accept common units representing limited partner interests in lieu of cash for amounts due under the Amended Omnibus Agreement. CST also acquired our common units through open market purchases from September 2015 through December 2015. At June 30, 2017, Circle K indirectly owned 20.5% of our limited partner interests.

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2016 has been derived from our audited financial statements and notes thereto as of that date.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.

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

In January 2017, the FASB issued ASU 2017-01–Business Combinations (Topic 805): Clarifying the Definition of a Business. This standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. We have chosen to early adopt this standard effective January 1, 2017. Although there was no impact upon adoption, among other things, this guidance will result in the capitalization rather than expensing of acquisition costs in future transactions that will be accounted for as asset acquisitions rather than business combinations under the new definition of a business.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration Risk

For the six months ended June 30, 2017 and 2016, we distributed approximately 14% and 17% of our total wholesale distribution volumes to DMS and its affiliates and DMS and its affiliates accounted for approximately 23% and 30% of our rental income, respectively.

For the six months ended June 30, 2017 and 2016, we distributed 8% of our total wholesale distribution volume to CST retail sites that are not supplied by CST Fuel Supply and received 20% and 22% of our rental income from CST, respectively.

For more information regarding transactions with DMS and its affiliates and CST, see Note 7.

For the six months ended June 30, 2017 and 2016, we received 9% and 6%, respectively, of our rental income from a lessee dealer that operates certain of the retail sites acquired through the PMI and One Stop acquisitions.

For the six months ended June 30, 2017, our wholesale business purchased approximately 28%, 27% and 18% of its motor fuel from ExxonMobil, BP and Motiva, respectively. For the six months ended June 30, 2016, our wholesale business purchased approximately 29%, 25% and 25% of its motor fuel from ExxonMobil, BP and Motiva (Shell), respectively. No other fuel suppliers accounted for 10% or more of our motor fuel purchases during the six months ended June 30, 2017 and 2016.

Valero supplied substantially all of the motor fuel purchased by CST Fuel Supply during all periods presented. During the six months ended June 30, 2017 and 2016, CST Fuel Supply purchased approximately 0.9 billion gallons of motor fuel from Valero.

Note 2. ASSETS HELD FOR SALE

We have classified five and four retail sites as held for sale at June 30, 2017 and December 31, 2016, respectively. One of the sites newly classified as held for sale at June 30, 2017 is an NTI store acquired from CST in July 2015, which will be divested as a result of the Federal Trade Commission’s requirements associated with the Merger. These assets are expected to be sold within a year of the date they were initially classified as held for sale. Assets held for sale were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Land	$3,452	$882
Buildings and site improvements	2,862	1,054
Equipment and other	951	702
Total	7,265	2,638
Less accumulated depreciation	(1,095)	(527)
Assets held for sale	$6,170	$2,111

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. INVENTORIES

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Retail site merchandise	$8,154	$8,374
Motor fuel	3,753	4,790
Inventories	$11,907	$13,164

Note 4. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Land	$279,710	$280,400
Buildings and site improvements	346,298	346,834
Leasehold improvements	9,638	9,095
Equipment and other	172,854	169,245
Construction in progress	4,037	3,173
Property and equipment, at cost	812,537	808,747
Accumulated depreciation and amortization	(151,266)	(131,418)
Property and equipment, net	$661,271	$677,329

Note 5. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$118,201	$(50,459)	$67,742	$118,201	$(44,298)	$73,903
Trademarks	1,094	(766)	328	1,094	(685)	409
Covenant not to compete	4,131	(2,897)	1,234	4,131	(2,503)	1,628
Below market leases	11,401	(7,800)	3,601	12,081	(7,261)	4,820
Total intangible assets	$134,827	$(61,922)	$72,905	$135,507	$(54,747)	$80,760

Note 6. DEBT

Our balances for long-term debt and capital lease obligations are as follows (in thousands):

	June 30,	December 31,
	2017	2016
$550 million revolving credit facility	$446,500	$441,500
Note payable	794	822
Capital lease obligations	28,232	28,455
Total debt and capital lease obligations	475,526	470,777
Current portion	2,117	2,100
Noncurrent portion	473,409	468,677
Deferred financing fees	(2,746)	(3,558)
Noncurrent portion, net of deferred financing fees	$470,663	$465,119

Our $550 million revolving credit facility is secured by substantially all of our assets. Letters of credit outstanding at June 30, 2017 and December 31, 2016 totaled $6.5 million. The amount of availability at June 30, 2017 under the revolving credit facility, after taking into account debt covenant restrictions, was $83.6 million. In connection with future acquisitions, the revolving credit facility requires, among other things, that we have, after giving effect to such acquisition, at least $20.0 million

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the aggregate of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition.

Financial Covenants and Interest Rate

We are required to comply with certain financial covenants under the credit facility. We are required to maintain a total leverage ratio (as defined in the credit facility) for the most recently completed four fiscal quarters of less than or equal to 4.50 : 1.00, except for periods following a material acquisition. The total leverage ratio shall not exceed 5.00 : 1.00 for the first three full fiscal quarters following the closing of a material acquisition. If we issued Qualified Senior Notes (as defined in the credit facility) in the aggregate principal amount of $175.0 million or greater, the ratio shall not exceed 5.50 : 1.00. If we issued Qualified Senior Notes of $175.0 million or greater, we are also required to maintain a senior leverage ratio (as defined in the credit facility) of less than or equal to 3.00 : 1.00 and a consolidated interest coverage ratio (as defined in the credit facility) of at least 2.75 : 1.00. As of June 30, 2017, we were in compliance with these covenants.

Outstanding borrowings under the revolving credit facility bear interest at LIBOR plus a margin of 3.00%. Our borrowings had an interest rate of 4.11% as of June 30, 2017.

Note 7. RELATED-PARTY TRANSACTIONS

Transactions with CST

Fuel Sales and Rental Income

We sell wholesale motor fuel under a master fuel distribution agreement to 48 CST retail sites and lease real property on 74 retail sites to CST under a master lease agreement each having initial 10-year terms. The fuel distribution agreement provides us with a fixed wholesale mark-up per gallon. The master lease agreement is a triple net lease.

Revenues from wholesale fuel sales and real property rental income from CST were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues from motor fuel sales to CST	$33,854	$32,825	$64,234	$56,082
Rental income from CST	$4,280	$4,317	$8,561	$8,634

Accounts receivable from CST for fuel amounted to $3.2 million at June 30, 2017 and December 31, 2016.

Amended Omnibus Agreement and Management Fees

We incurred $4.2 million and $3.6 million for the three months ended June 30, 2017 and 2016 and $8.6 million and $8.1 million for the six months ended June 30, 2017 and 2016, respectively, including incentive compensation costs and non-cash stock-based compensation expense under the Amended Omnibus Agreement, which are recorded as a component of operating expenses and general and administrative expenses in the statement of operations. Amounts payable to CST were $16.9 million and $10.0 million at June 30, 2017 and December 31, 2016, respectively.  The amounts payable at June 30, 2017 include separation benefits associated with the Merger.  See Note 15 for additional information.

Common Units Issued to CST as Consideration for Amounts Due Under the Terms of the Amended Omnibus Agreement

As approved by the independent conflicts committee of the Board, the Partnership and CST mutually agreed to settle, from time to time, some or all of the amounts due under the terms of the Amended Omnibus Agreement in newly issued common units representing limited partner interests in the Partnership. We issued the following common units to CST as consideration for amounts due under the terms of the Amended Omnibus Agreement:

Period	Date of Issuance	Number of Common Units Issued
Quarter ended December 31, 2016	February 28, 2017	171,039
Quarter ended March 31, 2017	May 10, 2017	128,983
Quarter ended June 30, 2017	*	124,003

*	Expected to be issued on August 9, 2017

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CST Fuel Supply Equity Interests

CST Fuel Supply provides wholesale motor fuel distribution to the majority of CST’s legacy U.S. retail sites on a fixed markup per gallon. We owned a 17.5% total interest in CST Fuel Supply at June 30, 2017 and 2016. We account for the income derived from our equity interest of CST Fuel Supply as “Income from CST Fuel Supply equity” on our statement of operations, which amounted to $3.8 million and $4.2 million for the three months ended June 30, 2017 and 2016 and $7.4 million and $8.3 million for the six months ended June 30, 2017 and 2016, respectively.

Purchase of Fuel from CST

We purchase the fuel supplied to 32 retail sites from CST Fuel Supply of which we own a 17.5% interest, and resell the wholesale motor fuel to independent dealers and sub-wholesalers. We purchased $6.0 million of motor fuel from CST Fuel Supply for the three months ended June 30, 2017 and 2016, and $11.7 million and $9.0 million for the six months ended June 30, 2017 and 2016, respectively, in connection with these retail sites.

IDR and Common Unit Distributions

We distributed $1.1 million and $0.8 million to CST related to its ownership of our IDRs and $4.2 million and $3.8 million related to its ownership of our common units during the three months ended June 30, 2017 and 2016, respectively. We distributed $2.0 million and $1.6 million to CST related to its ownership of our IDRs and $8.3 million and $7.5 million related to its ownership of our common units during the six months ended June 30, 2017 and 2016, respectively.

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from motor fuel sales and rental income from DMS and its affiliates were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues from motor fuel sales to DMS and its affiliates	$61,738	$74,306	$116,187	$124,357
Rental income from DMS and its affiliates	$4,758	$5,488	$9,733	$11,223

Accounts receivable from DMS and its affiliates totaled $8.8 million and $8.6 million at June 30, 2017 and December 31, 2016, respectively.

Revenues from rental income from Topstar were $0.1 million and $0.2 million for the three and six months ended June 30, 2017 and 2016, respectively.

CrossAmerica leases real estate from certain entities affiliated with Joseph V. Topper, Jr., director of the Board. Rent expense paid to these entities was $0.2 million and $0.4 million for the three and six months ended June 30, 2017 and 2016, respectively.

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are performed by a related party of Joseph V. Topper, Jr., a director of the Board, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.7 million and $0.2 million for the three months ended June 30, 2017 and 2016 and $0.8 million for the six months ended June 30, 2017 and 2016, respectively.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We sublease office space from CST that CST leases from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., directors of our Board. The management fee charged by CST to us under the Amended Omnibus Agreement incorporates this rental expense, which amounted to $0.2 million and $0.3 million for the three and six months ended June 30, 2017 and 2016, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We are a co-defendant, together with our General Partner, CST and CST Services LLC, in a lawsuit brought by Charles Nifong, a former employee of CST Services LLC who previously provided services to us as Chief Investment Officer and Vice President of Finance (Court of Common Pleas, Lehigh County, Pennsylvania, case number 2015-1003). The plaintiff alleges breach of contract and associated claims relating to his termination of employment and claims severance benefits under the EICP totaling approximately $1.6 million. The trial was scheduled for July 31, 2017 and was postponed and a new trial date has not yet been set. We continue to contest the action vigorously. Under the EICP, we are obligated to pay reasonable legal expenses incurred by the plaintiff in connection with this dispute whether we are successful in our defense or not, which we expense as incurred.

Environmental Matters

Environmental liabilities related to the sites contributed to the Partnership in connection with our IPO have not been assigned to us, and are still the responsibility of the Predecessor Entity. Under the Amended Omnibus Agreement, the Predecessor Entity must indemnify us for any costs or expenses that it incurs for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO for contributed sites. The Predecessor Entity’s environmental liabilities and indemnification assets associated with contributed sites amounted to $5.1 million and $3.0 million at June 30, 2017 and $6.1 million and $5.1 million at December 31, 2016, respectively.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As further discussed in Note 10, we have accrued for unvested phantom units and vested and unvested profits interests as a liability and adjust that liability on a recurring basis based on the market price of our common units each balance sheet date. Such fair value measurements are deemed Level 1 measurements.

Financial Instruments

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of June 30, 2017 and 2016 due to the short-term maturity of these instruments. The fair value of the revolving credit facility approximated its carrying values of $446.5 million as of June 30, 2017 and $441.5 million as of December 31, 2016, due to the frequency with which interest rates are reset and the consistency of the market spread.

Note 10. EQUITY-BASED COMPENSATION

Overview

We record equity-based compensation as a component of general and administrative expenses in the statements of operations. Compensation expense was $0.8 million and $0.6 million for the three months ended June 30, 2017 and 2016, and $1.7 million and $1.9 million for the six months ended June 30, 2017 and 2016, respectively.

Partnership Equity-Based Awards

Under the Plan, the Partnership granted 1,233 phantom units to an employee of CST who provides services to the Partnership during the three and six months ended June 30, 2017.

Since we grant awards to employees of CST who provide services to us under the Amended Omnibus Agreement, and since the grants may be settled in cash, unvested phantom units and vested and unvested profits interests receive fair value variable accounting treatment. As such, they are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. The balance of the accrual at June 30, 2017 and December 31, 2016 totaled $0.7 million and $1.8 million, respectively.

CST Awards

CST granted equity-based awards of approximately 47,000 and 102,000 in the form of time vested restricted stock units of CST, stock options of CST and market share units of CST for the six months ended June 30, 2017 and 2016, respectively, which were granted to certain employees of CST for services rendered on our behalf. Expense associated with these awards that was charged to us under the Amended Omnibus Agreement was $0.8 million and $0.3 million for the three months ended June 30, 2017 and 2016 and $1.5 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively.

At the completion of the Merger, each CST stock option, restricted stock unit and market share unit that was outstanding immediately prior to the completion of the Merger, excluding the CST restricted stock units granted in February 2017, whether vested or unvested, became fully vested and converted into the right to receive a cash payment as defined in the Merger Agreement.  The Partnership was allocated a $0.4 million charge upon the accelerated vesting of these awards, included in the expense amounts for the three and six months ended June 30, 2017 set forth above.

At the completion of the Merger, each award of CST restricted stock units that was granted in February 2017 converted into the right to receive a cash payment as defined in the Merger Agreement, but such award will remain subject to the same vesting terms and payment schedule as those set forth in the original restricted stock unit award agreement; provided that such award will vest in full upon an involuntary termination of employment without cause, or termination for “Good Reason,” or termination due to death, “Disability” or “Retirement.” Unrecognized compensation expense associated with CST restricted stock units granted in February 2017 amounted to $0.8 million as of June 30, 2017, which will be recognized over the vesting term through February 2020.

Awards to Members of the Board

In November 2016, the Partnership granted 5,364 phantom units to non-employee directors of the Board as a portion of director compensation. Such awards vested upon the Merger. The liability for these awards at December 31, 2016 was $0.1 million. The associated compensation expense was not significant for the three and six months ended June 30, 2017 and 2016.

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

The following tables provide a reconciliation of net income (loss) and weighted-average units used in computing basic and diluted net income (loss) per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,
	2017		2016
	Common Units	Subordinated Units	Common Units	Subordinated Units
Numerator:
Distributions paid(a)	$20,826	$—	$19,910	$—
Allocation of distributions in excess of net income (loss)(b)	(25,874)	—	(17,104)	—
Limited partners’ interest in net income (loss) - basic and diluted	$(5,048)	$—	$2,806	$—
Denominator:
Weighted average limited partnership units outstanding - basic	33,798,905	—	33,283,489	—
Adjustment for phantom units	—	—	8,534	—
Weighted average limited partnership units outstanding - diluted(c)	33,798,905	—	33,292,023	—
Net income (loss) per limited partnership unit - basic	$(0.15)	$—	$0.08	$—
Net income (loss) per limited partnership unit - diluted	$(0.15)	$—	$0.08	$—

	Six Months Ended June 30,
	2017		2016
	Common Units	Subordinated Units	Common Units	Subordinated Units
Numerator:
Distributions paid(a)	$41,360	$—	$35,069	$4,459
Allocation of distributions in excess of net income (loss)(b)	(45,704)	—	(31,521)	(4,193)
Limited partners’ interest in net income (loss) - basic	$(4,344)	$—	$3,548	$266
Adjustment for phantom units	—	—	1	(1)
Limited partners’ interest in net income (loss) - diluted	$(4,344)	$—	$3,549	$265
Denominator:
Weighted average limited partnership units outstanding - basic	33,694,116	—	30,879,426	2,315,385
Adjustment for phantom units	—	—	48,778	—
Weighted average limited partnership units outstanding - diluted(c)	33,694,116	—	30,928,204	2,315,385
Net income (loss) per limited partnership unit - basic	$(0.13)	$—	$0.11	$0.11
Net income (loss) per limited partnership unit - diluted	$(0.13)	$—	$0.11	$0.11

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)	Distributions paid per unit were $0.6175 and $0.5975 during the three months ended June 30, 2017 and 2016, and $1.23 and $1.19 during the six months ended June 30, 2017 and 2016, respectively.
(b)	Allocation of distributions in excess of net income is based on a pro rata proportion to the common and subordinated units as outlined in the Partnership Agreement.
(c)

Excludes 8,020 and 23,496 potentially dilutive securities from the calculation of diluted earnings per common unit because to do so would be antidilutive for the three and six months ended June 30, 2017, respectively.

Distributions

Distribution activity for 2017 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2016	February 6, 2017	February 13, 2017	$0.6125	$20,534
March 31, 2017	May 8, 2017	May 15, 2017	$0.6175	$20,826
June 30, 2017	August 7, 2017	August 14, 2017	$0.6225	$21,078

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

We recorded income tax expense of an insignificant amount and $0.3 million for the three months ended June 30, 2017 and 2016 and income tax benefits of $2.7 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively, as a result of the income generated or losses incurred by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate because only LGWS is subject to income tax.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended June 30, 2017
Revenues from fuel sales to external customers	$383,519	$94,801	$—	$478,320
Intersegment revenues from fuel sales	69,027	—	(69,027)	—
Revenues from food and merchandise sales	—	27,691	—	27,691
Rent income	20,361	1,644	—	22,005
Other revenue	773	—	—	773
Total revenues	$473,680	$124,136	$(69,027)	$528,789

Income from CST Fuel Supply Equity	$3,830	$—	$—	$3,830
Operating income (loss)	$27,678	$1,538	$(26,498)	$2,718

Three Months Ended June 30, 2016
Revenues from fuel sales to external customers	$366,838	$91,701	$—	$458,539
Intersegment revenues from fuel sales	67,209	—	(67,209)	—
Revenues from food and merchandise sales	—	33,297	—	33,297
Rent income	18,997	1,354	—	20,351
Other revenue	457	—	—	457
Total revenues	$453,501	$126,352	$(67,209)	$512,644

Income from CST Fuel Supply Equity	$4,245	$—	$—	$4,245
Operating income (loss)	$25,900	$2,728	$(19,272)	$9,356

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Wholesale	Retail	Unallocated	Consolidated
Six Months Ended June 30, 2017
Revenues from fuel sales to external customers	$722,607	$179,004	$—	$901,611
Intersegment revenues from fuel sales	130,643	—	(130,643)	—
Revenues from food and merchandise sales	—	51,711	—	51,711
Rent income	40,000	3,446	—	43,446
Other revenue	1,307	—	—	1,307
Total revenues	$894,557	$234,161	$(130,643)	$998,075

Income from CST Fuel Supply Equity	$7,433	$—	$—	$7,433
Operating income (loss)	$53,330	$1,683	$(46,715)	$8,298

Six Months Ended June 30, 2016
Revenues from fuel sales to external customers	$610,241	$165,739	$—	$775,980
Intersegment revenues from fuel sales	115,646	—	(115,646)	—
Revenues from food and merchandise sales	—	63,746	—	63,746
Rent income	37,196	2,686	—	39,882
Other revenue	776	—	—	776
Total revenues	$763,859	$232,171	$(115,646)	$880,384

Income from CST Fuel Supply Equity	$8,296	$—	$—	8,296
Operating income (loss)	$49,941	$4,398	$(39,062)	$15,277

Note 14. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Decrease (increase):
Accounts receivable	$8,049	$(2,711)
Accounts receivable from related parties	(132)	(3,030)
Inventories	929	5,005
Other current assets	698	(1,136)
Other assets	(2,004)	(3,234)
Increase (decrease):
Accounts payable	1,219	2,467
Accounts payable to related parties	6,425	(2,374)
Motor fuel taxes payable	450	(1,698)
Accrued expenses and other current liabilities	813	1,327
Other long-term liabilities	(63)	3,156
Changes in working capital, net of acquisitions	$16,384	$(2,228)

The above changes in current assets and current liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

Supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash paid for interest	$12,587	$10,049
Cash paid for income taxes, net of refunds received	$782	$1,241

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Six Months Ended June 30,
	2017	2016
Sale of property and equipment in Section 1031 like-kind exchange transactions	$260	$1,300
Issuance of capital lease obligations and recognition of asset retirement obligation related to Getty lease	$740	$1,240
Amended Omnibus Agreement fees settled in our common units	$7,718	$4,750

Note 15. SEPARATION BENEFITS

During the three and six months ended June 30, 2017, the Partnership recognized a $5.3 million charge for severance and benefit costs associated with certain officers and other employees of CST Services LLC who provided services to the Partnership and who terminated employment upon the consummation of the Merger, which constituted a change in control, as defined in the EICP and CST’s severance plans. Such costs are included in general and administrative expenses.  Severance payments are expected to be paid in the third quarter of 2017.

In addition, certain participants in the EICP received retention bonuses that will be paid in annual installments beginning July 2017 and continuing through July 2019.  The Partnership recorded a $1.1 million charge during the three and six months ended June 30, 2017 in connection with the payments that were made in July 2017, which were included in general and administrative expenses.  In addition, the Partnership anticipates recognizing a $1.5 million charge over the retention period, of which $0.6 million, $0.8 million and $0.1 million is anticipated to be recognized in 2017, 2018 and 2019, respectively.

Note 16. SUBSEQUENT EVENT

On August 4, 2017, we entered into a definitive asset purchase agreement (the “Purchase Agreement”), by and among (i) CrossAmerica, (ii) Jet-Pep, Inc., and (iii) other persons listed as signatories in the Purchase Agreement (collectively the “Sellers”).  Pursuant to the Purchase Agreement, we have agreed to purchase the real property and the fuel supply business of 92 fee simple sites, and the leasehold interest in 5 leased real property sites; and the fuel supply business to five independent dealers, all located in Alabama (“Acquired Assets”), for an aggregate cash consideration of $72.3 million (the “Purchase Price”), subject to certain closing adjustments. We also agreed to assume certain liabilities and pay for the value of the petroleum inventory contained in the retail sites. Circle K also entered into a definitive asset purchase agreement with the Sellers.  The closing of the purchase of the Acquired Assets and the closing of the purchase by Circle K of certain related retail and terminaling assets from the Sellers (the “Circle K Agreements”), are mutually conditioned upon each other.

The closing of the transaction (“Closing”) is expected to occur in the fourth quarter of 2017, and is subject to the satisfaction or waiver of customary closing conditions. The Purchase Agreement contains customary representations, warranties, agreements and obligations of the parties, and termination and closing conditions. We and the Sellers have generally agreed to indemnify each other for breaches of the representations, warranties and covenants contained in the Purchase Agreement, subject to survival period limitations and an indemnification cap for the Sellers in the amount of $6.5 million in the aggregate for Sellers’ liabilities under the Purchase Agreement and the Circle K Agreements.

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

In general, we based the forward-looking statements included in this quarterly report on our current expectations, estimates and projections about our company and the industry in which we operate. We caution you that these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	Couche-Tard’s business strategy and operations and Couche-Tard’s conflicts of interest with us;
•	availability of cash flow to pay the current quarterly distributions on our common units;
•	the availability and cost of competing motor fuels;
•	motor fuel price volatility or a reduction in demand for motor fuels;
•	competition in the industries and geographical areas in which we operate;
•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;
•	our existing or future indebtedness;
•	our liquidity, results of operations and financial condition;
•	failure to comply with applicable tax and other regulations or governmental policies;
•	future legislation and changes in regulations, governmental policies, immigration laws and restrictions or changes in enforcement or interpretations thereof;
•	future regulations and actions that could expand the non-exempt status of employees under the Fair Labor Standards Act;
•	future income tax legislation;
•	changes in energy policy;
•	increases in energy conservation efforts;
•	technological advances;

•	the impact of worldwide economic and political conditions;
•	the impact of wars and acts of terrorism;
•	weather conditions or catastrophic weather-related damage;
•	earthquakes and other natural disasters;
•	hazards and risks associated with transporting and storing motor fuel;
•	unexpected environmental liabilities;
•	the outcome of pending or future litigation; and
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

MD&A is organized as follows:

•	CST’s Merger—This section provides information on the Merger.
•

Significant Factors Affecting Our Profitability—This section describes the significant impact on our results of operations caused by crude oil commodity price volatility, seasonality and acquisition and financing activities.

•

Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three and six months ended June 30, 2017 and 2016 and non-GAAP financial measures.

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

CST’s Merger

CST entered into the Merger Agreement dated as of August 21, 2016, with Circle K and Merger Sub. On June 28, 2017, Merger Sub merged with and into CST, at which time the separate corporate existence of Merger Sub ceased, and CST survived the Merger as an indirect, wholly owned subsidiary of Circle K.

As a result of the Merger, Circle K indirectly owns all of the membership interests in our General Partner, as well as a 20.5% limited partner interest in the Partnership and all of the IDRs of the Partnership. Circle K, through its indirect ownership interest in the sole member of our General Partner, has the ability to appoint all of the members of the Board of our General Partner and to control and manage the operations and activities of the Partnership.

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

Regarding our supplier relationships, a majority of our total gallons purchased are subject to Terms Discounts. The dollar value of these discounts increases and decreases corresponding to motor fuel prices. Therefore, in periods of lower wholesale motor fuel prices, our gross profit is negatively affected and, in periods of higher wholesale motor fuel prices, our gross profit is positively affected (as it relates to these discounts).

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

Changes in our average motor fuel selling price per gallon and gross margin for the periods ended June 30, 2017 and 2016 are directly related to the changes in crude oil and wholesale motor fuel prices over the same period. Variations in our reported revenues and cost of sales are, therefore, primarily related to the price of crude oil and wholesale motor fuel prices and generally not as a result of changes in motor fuel sales volumes, unless otherwise indicated and discussed below.

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

Acquisition and Financing Activity

Our results of operations and financial condition are also impacted by our acquisition and financing activities as summarized below.

•	On February 5, 2016, we purchased independent dealer and sub-wholesaler contracts from CST for $2.9 million.
•	On March 29, 2016, we closed on the acquisition of Franchised Holiday Stores and company operated liquor stores from S/S/G Corporation for approximately $52.4 million, including working capital.
•	On September 27, 2016, we acquired the State Oil Assets located in the greater Chicago market for approximately $41.9 million, including working capital.
•

On December 21, 2016, we sold the real property at 17 fee sites acquired in the State Oil Assets acquisition for $25.0 million in proceeds, which were used to repay borrowings under the credit facility. We subsequently leased these sites back under a triple net lease agreement.

Separation Benefits and Retention Bonuses

During the three and six months ended June 30, 2017, the Partnership recognized a $5.3 million charge for severance and benefit costs associated with certain officers and other employees of CST Services LLC who provided services to the Partnership and who terminated employment upon the consummation of the Merger, which constituted a change in control, as defined in the EICP and CST’s severance plans. Such costs are included in general and administrative expenses.  Severance payments are expected to be paid in the third quarter of 2017.

In addition, certain participants in the EICP received retention bonuses that will be paid in annual installments beginning July 2017 and continuing through July 2019.  The Partnership recorded a $1.1 million charge during the three and six months ended June 30, 2017 in connection with the payments that were made in July 2017, which were included in general and administrative expenses.  In addition, the Partnership anticipates recognizing a $1.5 million charge over the retention period, of which $0.6 million, $0.8 million and $0.1 million is anticipated to be recognized in 2017, 2018 and 2019, respectively.

Subsequent Event – Acquisition of Jet-Pep Assets

On August 4, 2017, we entered into a definitive asset purchase agreement (the “Purchase Agreement”), by and among (i) CrossAmerica, (ii) Jet-Pep, Inc., and (iii) other persons listed as signatories in the Purchase Agreement (collectively the “Sellers”).  Pursuant to the Purchase Agreement, we have agreed to purchase the real property and the fuel supply business of 92 fee simple sites, and the leasehold interest in 5 leased real property sites; and the fuel supply business to five independent dealers, all located in Alabama (“Acquired Assets”), for an aggregate cash consideration of $72.3 million (the “Purchase Price”), subject to certain closing adjustments. We also agreed to assume certain liabilities and pay for the value of the petroleum inventory contained in the retail sites. Circle K also entered into a definitive asset purchase agreement with the Sellers.  The closing of the purchase of the Acquired Assets and the closing of the purchase by Circle K of certain related retail and terminaling assets from the Sellers (the “Circle K Agreements”), are mutually conditioned upon each other.

The closing of the transaction (“Closing”) is expected to occur in the fourth quarter of 2017, and is subject to the satisfaction or waiver of customary closing conditions. The Purchase Agreement contains customary representations, warranties, agreements and obligations of the parties, and termination and closing conditions. We and the Sellers have generally agreed to indemnify each other for breaches of the representations, warranties and covenants contained in the Purchase Agreement, subject to survival period limitations and an indemnification cap for the Sellers in the amount of $6.5 million in the aggregate for Sellers’ liabilities under the Purchase Agreement and the Circle K Agreements.

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating revenues	$528,789	$512,644	$998,075	$880,384
Cost of sales	487,167	472,129	919,007	802,679
Gross profit	41,622	40,515	79,068	77,705
Income from CST Fuel Supply equity interests	3,830	4,245	7,433	8,296
Operating expenses:
Operating expenses	16,222	16,119	31,482	31,530
General and administrative expenses	11,920	4,921	17,737	11,926
Depreciation, amortization and accretion expense	14,278	14,262	28,626	27,162
Total operating expenses	42,420	35,302	77,845	70,618
Loss on sales of assets, net	(314)	(102)	(358)	(106)
Operating income	2,718	9,356	8,298	15,277
Other income, net	127	316	245	434
Interest expense	(6,795)	(5,704)	(13,497)	(10,769)
Income (loss) before income taxes	(3,950)	3,968	(4,954)	4,942
Income tax expense (benefit)	49	338	(2,652)	(457)
Consolidated net income (loss)	(3,999)	3,630	(2,302)	5,399
Net income (loss) attributable to noncontrolling interests	(6)	4	(5)	6
Net income (loss) attributable to CrossAmerica limited partners	(3,993)	3,626	(2,297)	5,393
IDR distributions	(1,055)	(820)	(2,047)	(1,579)
Net income (loss) available to CrossAmerica limited partners	$(5,048)	$2,806	$(4,344)	$3,814

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Consolidated Results

Operating revenues increased $16.1 million, or 3%, while gross profit increased $1.1 million, or 2.7%.

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $20.2 million, or 4.4%, increase in our Wholesale segment revenues primarily attributable to the increase in crude oil prices as well as incremental volume generated by our September 2016 State Oil Assets acquisition. The average daily spot price of WTI crude oil increased 6% to $48.10 per barrel for the second quarter of 2017, compared to $45.46 per barrel for the second quarter of 2016. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•

A $2.2 million, or 2%, decline in our Retail segment revenues primarily attributable to the conversion of company operated retail sites to lessee dealer sites, partially offset by an increase in crude oil prices and our recent acquisitions. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

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

•	Our intersegment revenues increased $1.8 million, primarily attributable to the increases in wholesale motor fuel prices discussed above.

Cost of sales

Cost of sales increased $15.0 million as a result of the increase in wholesale motor fuel prices and gallons sold of motor fuel as noted above. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for additional operating expenses analyses.

General and administrative expenses

General and administrative expenses increased $7.0 million primarily attributable to a $6.5 million charge recorded upon closing of the Merger for severance and benefit costs for certain terminated officers and other employees of CST Services LLC who provided services to the Partnership and retention bonuses to certain EICP participants, as well as a $0.4 million charge related to the accelerated vesting of equity-based awards upon the closing of the Merger.

Interest expense

Interest expense increased $1.1 million due to an increase in the average interest rate charged on our credit facility borrowings from 3.6% to 4.1% and additional borrowings to fund our recent acquisitions. In addition, we incurred $0.4 million of interest expense in 2017 related to our sale leaseback executed in December 2016.

Income tax expense

We recorded income tax expense of an insignificant amount and $0.3 million for the three months ended June 30, 2017 and 2016, respectively. The decrease in the income tax expense was primarily due to a decline in the income generated by our corporate subsidiaries.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Consolidated Results

Operating revenues increased $117.7 million, or 13%, while gross profit increased $1.4 million, or 1.8%.

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $130.7 million, or 17%, increase in our Wholesale segment revenues primarily attributable to the increase in crude oil prices as well as incremental volume generated by our March 2016 Franchised Holiday Stores and September 2016 State Oil Assets acquisitions. The average daily spot price of WTI crude oil increased 26% to $49.85 per barrel for the six months ended June 30, 2017, compared to $39.55 per barrel for the six months ended June 30, 2016. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•

A $2.0 million, or 1%, increase in our Retail segment revenues primarily attributable to the increase in crude oil prices and our recent acquisitions, largely offset by conversion of company operated retail sites to lessee dealer sites. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

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

•	Our intersegment revenues increased $15.0 million, primarily attributable to the increases in wholesale motor fuel prices discussed above.

Cost of sales

Cost of sales increased $116.3 million as a result of the increase in wholesale motor fuel prices and gallons sold of motor fuel as noted above. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for additional operating expenses analyses.

General and administrative expenses

General and administrative expenses increased $5.8 million primarily attributable to a $6.5 million charge recorded upon closing of the Merger for severance and benefit costs for certain terminated officers and other employees of CST Services LLC who provided services to the Partnership and retention bonuses to certain EICP participants, partially offset by a $1.6 million decrease driven by the integration of prior year acquisitions and other cost savings initiatives. The remaining increase was primarily attributable to a $0.4 million charge related to the accelerated vesting of equity-based awards upon the closing of the Merger and legal fees.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $1.5 million primarily driven by our recent acquisitions.

Interest expense

Interest expense increased $2.7 million due to an increase in the average interest rate charged on our credit facility borrowings from 3.6% to 4.2% and additional borrowings to fund our recent acquisitions. In addition, we incurred $0.8 million of interest expense in 2017 related to our sale leaseback executed in December 2016.

Income tax benefit

We recorded income tax benefits of $2.7 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively. The increase in the income tax benefit was primarily due to an increase in the loss generated by our corporate subsidiaries.

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

Wholesale

The following table highlights the results of operations and certain operating metrics of our Wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross profit:
Motor fuel–third party	$9,037	$7,512	$16,902	$13,126
Motor fuel–intersegment and related party	5,854	6,807	11,335	12,918
Motor fuel gross profit	14,891	14,319	28,237	26,044
Rent and other	16,696	14,770	32,666	28,899
Total gross profit	31,587	29,089	60,903	54,943
Income from CST Fuel Supply equity(a)	3,830	4,245	7,433	8,296
Operating expenses	(7,739)	(7,434)	(15,006)	(13,298)
Adjusted EBITDA(b)	$27,678	$25,900	$53,330	$49,941
Motor fuel distribution sites (end of period):(c)
Motor fuel–third party
Independent dealers(d)	390	384	390	384
Lessee dealers(e)	434	361	434	361
Total motor fuel distribution–third party sites	824	745	824	745
Motor fuel–intersegment and related party
DMS (related party)(f)	151	184	151	184
CST (related party)	43	43	43	43
Commission agents (Retail segment)(g)	82	65	82	65
Company operated retail sites (Retail segment)(h)	71	77	71	77
Total motor fuel distribution–intersegment and related party sites	347	369	347	369
Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	822	739	822	711
Motor fuel-intersegment and related party distribution	357	380	360	393
Total motor fuel distribution sites	1,179	1,119	1,182	1,104
Volume of gallons distributed (in thousands)
Third party	169,914	160,551	321,594	297,916
Intersegment and related party	96,597	105,359	183,337	204,156
Total volume of gallons distributed	266,511	265,910	504,931	502,072

Wholesale margin per gallon	$0.056	$0.054	$0.056	$0.052

(a)	Represents income from our equity interest in CST Fuel Supply.
(b)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income (loss) under the heading “Results of Operations—Non-GAAP Financial Measures.”
(c)	In addition, as of June 30, 2017 and 2016, we distributed motor fuel to 14 sub-wholesalers who distributed to additional sites.
(d)

The increase in the independent dealer site count was primarily attributable to 25 wholesale fuel supply contracts acquired in the State Oil Assets acquisition, partially offset by a net 19 terminated motor fuel supply contracts that were not renewed.

(e)

The increase in the lessee dealer site count was primarily attributable to converting 9 company operated retail sites in our Retail segment to lessee dealers in our Wholesale segment and the 49 sites acquired in the September 2016 State Oil Assets acquisition.

(f)

During the fourth quarter of 2016, the Partnership recaptured 25 sites from DMS and operated them as commission agent sites. During the second quarter of 2017, CrossAmerica converted some of these recaptured sites to lessee dealers.

(g)	The decrease in the company operated retail site count was primarily attributable to company operated retail sites being converted to lessee dealer sites.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The results were driven by:

Motor Fuel Gross profit

The $0.6 million increase in motor fuel gross profit was primarily due to a $0.5 million increase primarily from 1) increased payment discounts and incentives due to the increase in motor fuel prices as a result of the increase in crude oil prices; 2) increased DTW margins as a result of the movements in crude prices throughout both periods; and 3) incremental volumes from the State Oil Assets acquisition. The average daily spot price of WTI crude oil increased 6% to $48.10 per barrel for the second quarter of 2017, compared to $45.46 per barrel for the second quarter of 2016. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Rent and other gross profit

Rent and other gross profit increased $1.9 million primarily as a result of our September 2016 acquisition of the State Oil Assets, as well as converting company operated retail sites to lessee dealer sites throughout 2016, partially offset by 25 DMS sites being converted to commission agent sites in 2016, which resulted in the rent income from these 25 sites being included in the retail segment rather than the wholesale segment.

Income from CST Fuel Supply equity

The decline of $0.4 million was primarily attributable to CST’s July 2016 divestiture of its California and Wyoming retail sites.

Operating expenses

Operating expenses increased $0.3 million primarily as a result of our 2016 acquisitions as well as our conversion of company operated retail sites to lessee dealer sites throughout 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The results were driven by:

Motor Fuel Gross profit

The $2.2 million increase in motor fuel gross profit was due to a $2.0 million increase primarily from increased payment discounts and incentives due to the increase in motor fuel prices as a result of the increase in crude oil prices. The average daily spot price of WTI crude oil increased 26% to $49.85 per barrel for the six months ended June 30, 2017, compared to $39.55 per barrel for the six months ended June 30, 2016. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Rent and other gross profit

Rent and other gross profit increased $3.8 million primarily as a result of our September 2016 acquisition of the State Oil Assets, as well as converting company operated retail sites to lessee dealer sites throughout 2016, partially offset by 25 DMS sites being converted to commission agent sites in 2016, which resulted in the rent income from these 25 sites being included in the retail segment rather than the wholesale segment.

Income from CST Fuel Supply equity

The decline of $0.9 million was primarily attributable to CST’s July 2016 divestiture of its California and Wyoming retail sites.

Operating expenses

Operating expenses increased $1.7 million primarily as a result of our 2016 acquisitions as well as our conversion of company operated retail sites to lessee dealer sites throughout 2016.

Retail

The following table highlights the results of operations and certain operating metrics of our Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of retail sites and per gallon amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross profit:
Motor fuel	$2,076	$2,361	$3,239	$4,890
Merchandise and services	6,789	8,033	12,550	15,748
Rent and other	1,156	1,019	2,370	1,992
Total gross profit	10,021	11,413	18,159	22,630
Operating expenses	(8,483)	(8,685)	(16,476)	(18,232)
Inventory fair value adjustments(a)	—	—	—	91
Adjusted EBITDA(b)	$1,538	$2,728	$1,683	$4,489

Retail sites (end of period):
Commission agents(c)	82	65	82	65
Company operated retail sites(d)	72	80	72	80
Total system sites at the end of the period	154	145	154	145

Total system operating statistics:
Average retail fuel sites during the period(c)(d)	163	150	166	162
Motor fuel sales (gallons per site per day)	2,734	2,984	2,573	2,751
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.051	$0.058	$0.042	$0.060

Commission agents statistics:
Average retail fuel sites during the period(c)	91	65	94	66
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.010	$0.019	$0.011	$0.018

Company operated retail site statistics:
Average retail fuel sites during the period(d)	72	85	72	96
Motor fuel gross profit per gallon, net of credit card fees	$0.097	$0.091	$0.078	$0.094
Merchandise and services gross profit percentage, net of credit card fees	24.5%	24.1%	24.3%	24.7%

(a)	The inventory fair value adjustment represents the expensing of the step-up in value ascribed to inventory acquired in the Franchised Holiday Stores acquisition.
(b)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Results of Operations—Non-GAAP Financial Measures” below.
(c)

During the fourth quarter of 2016, we recaptured 25 sites from DMS and operated them as commission agent sites. During the second quarter of 2017, we converted some of these recaptured sites to lessee dealers.

(d)	The decrease in company operated retail sites relates to the conversion of company operated retail sites to lessee dealer sites.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Gross profit declined $1.4 million, while operating expenses declined $0.2 million.

These results were impacted by:

Gross profit

•

Our motor fuel gross profit decreased $0.3 million attributable to a 12% decrease in margin per gallon as a result of the movements in crude oil prices throughout the two periods. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•

Our merchandise and services gross profit declined $1.2 million as a result of the conversion of company operated retail sites to lessee dealer sites, partially offset by the incremental gross profit generated by the Franchised Holiday Stores.

•

Our rent and other gross profit increased $0.1 million primarily from 25 DMS sites being converted to commission agent sites in 2016, which resulted in the rent income from these 25 sites being included in the retail segment rather than the wholesale segment.

Operating expenses

•

The $0.2 million decline in operating expenses was attributable to the conversion of company operated retail sites to lessee dealer sites, partially offset by the impact of the Franchised Holiday Stores acquisition and the 25 DMS sites being converted to commission agent sites in 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Gross profit declined $4.5 million, while operating expenses declined $1.8 million.

These results were impacted by:

Gross profit

•

Our motor fuel gross profit decreased $1.7 million attributable to a 31% decrease in margin per gallon as a result of the movement in crude oil prices throughout the two periods. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•

Our merchandise and services gross profit declined $3.2 million as a result of the conversion of company operated retail sites to lessee dealer sites, partially offset by the incremental gross profit generated by the Franchised Holiday Stores.

•

Our rent and other gross profit increased $0.4 million primarily from 25 DMS sites being converted to commission agent sites in 2016, which resulted in the rent income from these 25 sites being included in the retail segment rather than the wholesale segment.

Operating expenses

•

The $1.8 million decline in operating expenses was attributable to the conversion of company operated retail sites to lessee dealer sites, partially offset by the impact of the Franchised Holiday Stores acquisition and the 25 DMS sites being converted to commission agent sites in 2016.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) available to CrossAmerica limited partners	$(5,048)	$2,806	$(4,344)	$3,814
Interest expense	6,795	5,704	13,497	10,769
Income tax expense (benefit)	49	338	(2,652)	(457)
Depreciation, amortization and accretion	14,278	14,262	28,626	27,162
EBITDA	16,074	23,110	35,127	41,288
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement (a)	4,144	3,343	8,310	6,625
Loss on sales of assets, net	314	102	358	106
Acquisition-related costs (b)	7,236	563	7,709	1,223
Inventory fair value adjustments	—	—	—	91
Adjusted EBITDA	27,768	27,118	51,504	49,333
Cash interest expense	(6,488)	(5,354)	(12,645)	(10,049)
Sustaining capital expenditures (c)	(358)	(198)	(722)	(329)
Current income tax expense	239	(365)	(120)	(465)
Distributable Cash Flow	$21,161	$21,201	$38,017	$38,490
Weighted average diluted common and subordinated units	33,807	33,292	33,718	33,244
Distributions paid per limited partner unit (d)	$0.6175	$0.5975	$1.2300	$1.1900
Distribution Coverage Ratio (e)	1.01x	1.07x	0.92x	0.97x

(a)

As approved by the independent conflicts committee of the Board and the executive committee of CST and its board of directors, the Partnership and CST mutually agreed to settle certain amounts due under the terms of the Amended Omnibus Agreement in limited partner units of the Partnership.

(b)

Relates to certain discrete acquisition related costs, such as legal and other professional fees, severance expenses and purchase accounting adjustments associated with recently acquired businesses.  Acquisition-related costs for the three and six months ended June 30, 2017 include severance and benefit expense and retention bonuses paid to certain EICP participants associated with CST’s merger with Couche-Tard. See “Significant Factors Affecting our Profitability—Separation Benefits and Retention Bonuses” for additional information.

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

(d)

On July 26, 2017, the Board approved a quarterly distribution of $0.6225 per unit attributable to the second quarter of 2017. The distribution is payable on August 14, 2017 to all unitholders of record on August 7, 2017.

(e)

The distribution coverage ratio is computed by dividing Distributable Cash Flow by the weighted average diluted common and subordinated units and then dividing that result by the distributions paid per limited partner unit.

The following table reconciles our segment Adjusted EBITDA to Consolidated Adjusted EBITDA presented in the table above (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Adjusted EBITDA - Wholesale segment	$27,678	$25,900	$53,330	$49,941
Adjusted EBITDA - Retail segment	1,538	2,728	1,683	4,489
Adjusted EBITDA - Total segment	$29,216	$28,628	$55,013	$54,430
Reconciling items:
Elimination of intersegment profit in ending inventory balance	14	13	6	132
General and administrative expenses	(11,920)	(4,921)	(17,737)	(11,926)
Other income, net	127	316	245	434
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement	4,144	3,343	8,310	6,625
Acquisition-related costs	7,236	563	7,709	1,223
Net (income) loss attributable to noncontrolling interests	6	(4)	5	(6)
IDR distributions	(1,055)	(820)	(2,047)	(1,579)
Consolidated Adjusted EBITDA	$27,768	$27,118	$51,504	$49,333

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

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Six Months Ended June 30,
	2017	2016
Net Cash Provided by Operating Activities	$49,387	$37,041
Net Cash Used in Investing Activities	$(7,435)	$(60,484)
Net Cash (Used in) Provided by Financing Activities	$(39,873)	$25,506

Operating Activities

Net cash provided by operating activities increased $12.4 million in 2017 compared to 2016, driven primarily by incremental cash flow generated by our acquisitions. In addition, we settled $1.9 million more in management fees related to the services provided under the Amended Omnibus Agreement in equity with CST in 2017 compared to 2016.

Investing Activities

We incurred $8.2 million and $5.5 million in capital expenditures in 2017 and 2016, respectively. Additionally, in 2016, $52.3 million of cash was used in acquiring the Franchised Holiday Stores and $2.9 million was used to purchase independent dealer and sub-wholesaler contracts from CST.

Financing Activities

During 2017, we paid $43.5 million in distributions and made net borrowings under our credit facility of $5.0 million. During 2016, we paid $41.2 million in distributions, made net borrowings of $71.6 million primarily to fund our Franchised Holiday Stores acquisition, and purchased $3.3 million in common units under our common unit purchase program.

Distributions

Distribution activity for 2017 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2016	February 6, 2017	February 13, 2017	$0.6125	$20,534
March 31, 2017	May 8, 2017	May 15, 2017	$0.6175	$20,906
June 30, 2017	August 7, 2017	August 14, 2017	$0.6225	$21,078

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

IDRs

During the three and six months ended June 30, 2017, we distributed $1.1 million and $2.0 million to CST with respect to the IDRs, respectively.

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

Debt

As of June 30, 2017, our consolidated debt and capital lease obligations consisted of the following (in thousands):

$550 million revolving credit facility	$446,500
Note payable	794
Capital lease obligations	28,232
Total debt and capital lease obligations	475,526
Current portion	2,117
Noncurrent portion	473,409
Deferred financing fees	(2,746)
Noncurrent portion, net of deferred financing fees	$470,663

Our revolving credit facility is secured by substantially all of our assets. Our borrowings under the revolving credit facility had a weighted-average interest rate of 4.11% as of June 30, 2017 (LIBOR plus an applicable margin, which was 3.00% as of June 30, 2017). Letters of credit outstanding at June 30, 2017 totaled $6.5 million. The credit facility is secured by substantially all of the assets of CrossAmerica and its subsidiaries. The amount of availability under the revolving credit facility at August 4, 2017, after taking into consideration debt covenant restrictions, was $90.1 million. In connection with future acquisitions, the revolving credit facility requires, among other things, that we have, after giving effect to such acquisition, at least $20 million in the aggregate of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. We are required to maintain a total leverage ratio (as defined in the revolving credit facility) for the most recently completed four fiscal quarters of less than or equal to 4.50: 1.00, except for the first three full fiscal quarters following a material acquisition with a ratio of 5.00: 1.00, and a consolidated interest coverage ratio (as defined in the revolving credit facility) of greater than or equal to 2.75: 1.00. The computation of our total leverage ratio allows for a pro forma application of the EBITDA (as defined in the revolving credit facility) of acquired entities and was 4.25: 1.00 as of June 30, 2017. As of June 30, 2017, we were in compliance with these financial covenant ratios.

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

The following table outlines our consolidated capital expenditures and acquisitions for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Sustaining capital	$722	$329
Growth	7,457	5,195
Acquisitions	—	55,250
Total consolidated capital expenditures and acquisitions	$8,179	$60,774

Other Matters Impacting Liquidity and Capital Resources

Concentration of Customers

For the six months ended June 30, 2017, we distributed approximately 14% of our total wholesale distribution volumes to DMS and its affiliates and DMS and its affiliates accounted for approximately 23% of our rental income. For the six months ended June 30, 2017, we distributed 8% of our total wholesale distribution volume to CST retail sites that are not supplied by CST Fuel Supply and received 20% of our rental income from CST. For more information regarding transactions with DMS and its affiliates and CST, see Note 7 of the Condensed Notes to Consolidated Financial Statements.

For the six months ended June 30, 2017, we received 9% of our rental income from a lessee dealer that operates certain of the retail sites acquired through the PMI and One Stop acquisitions.

Outlook

As noted previously, the prices paid to our motor fuel suppliers for wholesale motor fuel (which affects our costs of sales) are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations, which affect our motor fuel gross profit. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit” for additional information.

As a result of our recent acquisitions, we expect our total motor fuel volume sold for 2017 to be higher than 2016 volumes. We also expect our rent income to increase in 2017 based on our recent acquisitions and our expectation that we will continue to convert company operated retail sites to lessee dealers.

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

Interest Rate Risk

As of June 30, 2017, we had $446.5 million outstanding on our revolving credit facility. Our outstanding borrowings bear interest at LIBOR plus an applicable margin, which was 3.00% at June 30, 2017. Our borrowings had a weighted-average interest rate at June 30, 2017 of 4.11%. A one percentage point change in our average rate would impact annual interest expense by approximately $4.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Exchange Act) as of the end of the period covered by this report, and based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNRESGISTERED SALES OF EQUITY SECURITIES

Management Fee Issuance

As discussed in Note 7 to Item 1 in Part I above, on February 28, 2017 and May 10, 2017, CrossAmerica issued 171,039 and 128,983 common units to a subsidiary of CST as partial payment for the amounts incurred for the fourth quarter of 2016 and the first quarter of 2017, respectively, under the terms of the Amended Omnibus Agreement. This issuance of common units was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.27*	Form of Indemnification Agreement for directors of the Board and certain officers of CrossAmerica GP LLC

10.28*	Second Amendment to the Amended and Revised CrossAmerica Partners LP Executive Income Continuity Plan, dated June 26, 2017

31.1 *	Certification of Principal Executive Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 *	Certification of Principal Financial Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*†	Certification of Principal Executive Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

32.2*†	Certification of Principal Financial Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSAMERICA PARTNERS LP

By:	CROSSAMERICA GP LLC, its General Partner

By:	/s/ Evan W. Smith
Evan W. Smith
Vice President—Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: August 8, 2017