Form 10-Q
period 2017-09-30
CrossAmerica Partners LP
filed 2017-11-08
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, the registrant had outstanding 33,984,970 common units.

COMMONLY USED DEFINED TERMS

The following is a list of certain acronyms and terms generally used in the industry and throughout this document:

CrossAmerica Partners LP and subsidiaries:

CrossAmerica, the Partnership, we, us, our	CrossAmerica Partners LP

LGW	Lehigh Gas Wholesale LLC

LGPR	LGP Realty Holdings LP

LGWS	Lehigh Gas Wholesale Services, Inc. and subsidiaries

CrossAmerica Partners LP related and affiliated parties:

Circle K	Circle K Stores Inc., a Texas corporation, and a wholly owned subsidiary of Couche-Tard

Couche-Tard	Alimentation Couche-Tard Inc. (TSX: ATD.A ATD.B)

CST	CST Brands, LLC, a wholly owned subsidiary of Circle K.

DMR	Dunne Manning Realty LP, an entity affiliated with Joseph V. Topper, Jr., a member of the Board.

DMS

Dunne Manning Stores LLC (formerly known as Lehigh Gas-Ohio, LLC), an entity affiliated with the family of Joseph V. Topper, Jr., a member of the Board.  DMS is an operator of retail motor fuel stations. DMS leases retail sites from us in accordance with a master lease agreement with us and DMS purchases substantially all of its motor fuel for these sites from us on a wholesale basis under rack plus pricing. The financial results of DMS are not consolidated with ours.

General Partner	CrossAmerica GP LLC, the General Partner of CrossAmerica, a Delaware limited liability company.

CST Fuel Supply

CST Fuel Supply LP is the parent of CST Marketing and Supply LLC, CST’s wholesale motor fuel supply business, which provides wholesale fuel distribution to the majority of CST’s U.S. retail convenience stores on a fixed markup per gallon. As of September 30, 2017, our total limited partner interest in CST Fuel Supply was 17.5%.

CST Marketing and Supply

CST Marketing and Supply, LLC, CST’s wholesale motor fuel supply business, which provides wholesale fuel distribution to the majority of CST’s U.S. retail convenience stores on a fixed markup per gallon. As of September 30, 2017, our total limited partner interest in CST Marketing and Supply was 17.5%.

CST Services	CST Services, LLC, a wholly owned subsidiary of Circle K

Topstar	Topstar Enterprises, an entity associated with Joseph V. Topper, Jr. Topstar is an operator of convenience stores that leases retail sites from us, but does not purchase fuel from us.

Recent Acquisitions:

PMI	Petroleum Marketers, Inc., acquired in April 2014

Erickson	Erickson Oil Products, Inc., acquired in February 2015

One Stop	M&J Operations, LLC, acquired in July 2015

Franchised Holiday Stores	The franchised Holiday stores acquired from S/S/G Corporation in March 2016

State Oil Assets	The assets acquired from State Oil Company in September 2016

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

ASU	Accounting Standards Update issued by the FASB to communicate changes to the FASB codification.

Board	Board of Directors of our General Partner

i

BP	BP p.l.c.

DTW	Dealer tank wagon contracts, which are variable cent per gallon priced wholesale motor fuel distribution or supply contracts. DTW also refers to the pricing methodology under such contracts

EBITDA	Earnings before interest, taxes, depreciation, amortization and accretion, a non-GAAP financial measure

EICP	The Partnership’s Executive Income Continuity Plan, as amended

Exchange Act	Securities Exchange Act of 1934, as amended

ExxonMobil	ExxonMobil Corporation

FASB	Financial Accounting Standards Board

Form 10-K	CrossAmerica’s Annual Report on Form 10-K for the year ended December 31, 2016

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

IDRs

Incentive Distribution Rights, which are interests in the Partnership that provide for special distributions associated with increasing partnership distributions. Couche-Tard is the indirect owner of 100% of the outstanding IDRs of CrossAmerica.

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

ii

U.S. GAAP	United States Generally Accepted Accounting Principles

Valero	Valero Energy Corporation and, where appropriate in context, one or more of its subsidiaries, or all of them taken as a whole

WTI	West Texas Intermediate crude oil

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash	$1,566	1,350
Accounts receivable, net of allowances of $476 and $487, respectively	23,930	29,251
Accounts receivable from related parties	14,994	12,975
Inventories	12,020	13,164
Assets held for sale	2,496	2,111
Other current assets	7,168	6,556
Total current assets	62,174	65,407
Property and equipment, net	634,718	677,329
Intangible assets, net	68,989	80,760
Goodwill	89,109	89,109
Other assets	22,499	19,384
Total assets	$877,489	$931,989

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$2,884	$2,100
Accounts payable	37,785	34,903
Accounts payable to related parties	16,289	9,958
Accrued expenses and other current liabilities	19,210	15,705
Motor fuel taxes payable	12,081	12,467
Total current liabilities	88,249	75,133
Debt and capital lease obligations, less current portion	454,773	465,119
Deferred tax liabilities, net	39,952	42,923
Asset retirement obligations	28,155	27,750
Other long-term liabilities	97,085	100,253
Total liabilities	708,214	711,178

Commitments and contingencies

Equity:
Partners’ Capital
Common units—(33,984,970 and 33,524,952 units issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	169,569	221,044
General Partner’s interest	—	—
Total Partners’ Capital	169,569	221,044
Noncontrolling interests	(294)	(233)
Total equity	169,275	220,811
Total liabilities and equity	$877,489	$931,989

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, Except Unit and Per Unit Amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Operating revenues(a)	$544,092	$487,950	$1,542,167	$1,368,334
Costs of sales(b)	502,517	448,812	1,421,524	1,251,491
Gross profit	41,575	39,138	120,643	116,843

Income from CST Fuel Supply equity interests	3,752	4,022	11,185	12,318
Operating expenses:
Operating expenses	15,371	14,224	46,853	45,754
General and administrative expenses	5,994	6,142	23,731	18,068
Depreciation, amortization and accretion expense	14,049	13,432	42,675	40,594
Total operating expenses	35,414	33,798	113,259	104,416
Gain on sales of assets, net	2,371	631	2,013	525
Operating income	12,284	9,993	20,582	25,270
Other income (expense), net	121	(59)	366	375
Interest expense	(7,102)	(5,634)	(20,599)	(16,403)
Income before income taxes	5,303	4,300	349	9,242
Income tax expense (benefit)	966	1,308	(1,686)	851
Net income	4,337	2,992	2,035	8,391
Less: net income (loss) attributable to noncontrolling interests	4	3	(1)	9
Net income attributable to limited partners	4,333	2,989	2,036	8,382
IDR distributions	(1,115)	(877)	(3,162)	(2,456)
Net income (loss) available to limited partners	$3,218	$2,112	$(1,126)	$5,926

Net income (loss) per limited partner unit:
Basic earnings per common unit	$0.09	$0.06	$(0.03)	$0.18
Diluted earnings per common unit	$0.09	$0.06	$(0.03)	$0.18
Basic and diluted earnings per subordinated unit	n/a	n/a	n/a	$0.18

Weighted-average limited partner units:
Basic common units	33,931,056	33,366,380	33,773,964	31,714,462
Diluted common units(c)	33,937,702	33,391,096	33,773,964	31,766,802
Basic and diluted subordinated units	—	—	—	1,537,956
Total diluted common and subordinated units	33,937,702	33,391,096	33,773,964	33,304,758

Distribution paid per common and subordinated unit	$0.6225	$0.6025	$1.8525	$1.7925
Distribution declared (with respect to each respective period) per common and subordinated unit	$0.6275	$0.6075	$1.8675	$1.8075
Supplemental information:
(a) Includes excise taxes of:	$19,704	$19,698	$58,351	$59,902
(a) Includes revenues from fuel sales to related parties of:	101,190	99,891	281,611	280,330
(a) Includes rental income of:	21,644	19,752	65,090	59,634
(b) Includes rental expense of:	4,876	5,103	14,593	14,870
(c) Diluted common units were not used in the calculation of diluted earnings per common unit for the nine months ended September 30, 2017 because to do so would have been antidilutive.

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$2,035	$8,391
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion expense	42,675	40,594
Amortization of deferred financing fees	1,278	1,106
Amortization of below market leases, net	57	150
Provision for losses on doubtful accounts	46	93
Deferred income taxes	(2,971)	69
Equity-based employees and directors compensation expense	1,889	2,597
Amended Omnibus Agreement fees settled in common units	9,900	7,600
Gain on sales of assets, net	(2,013)	(525)
Erickson working capital adjustment	—	335
Changes in working capital, net of acquisitions	13,542	3,288
Net cash provided by operating activities	66,438	63,698

Cash flows from investing activities:
Proceeds from sale of property and equipment	23,900	610
Capital expenditures	(10,175)	(11,567)
Principal payments received on notes receivable	345	214
Refund payment related to the sale by CST of California and Wyoming assets	—	17,528
Cash paid in connection with acquisitions, net of cash acquired	(2,779)	(94,173)
Cash paid to CST in connection with acquisitions	—	(2,900)
Net cash provided by (used in) investing activities	11,291	(90,288)

Cash flows from financing activities:
Borrowings under the revolving credit facility	88,840	178,270
Repayments on the revolving credit facility	(98,856)	(82,182)
Repurchases of common units	—	(3,252)
Payments of long-term debt and capital lease obligations	(1,509)	(1,772)
Payments of sale leaseback obligations	(635)	(541)
Payment of deferred financing fees	(6)	—
Contributions from parent company	329	—
Distributions paid on distribution equivalent rights	(15)	(34)
Distributions paid to holders of the IDRs	(3,162)	(2,456)
Distributions paid to noncontrolling interests	(60)	(85)
Distributions paid on common and subordinated units	(62,439)	(59,653)
Net cash (used in) provided by financing activities	(77,513)	28,295
Net increase in cash	216	1,705
Cash at beginning of period	1,350	1,192
Cash at end of period	$1,566	$2,897

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

As a result of the Merger, Circle K indirectly owns all of the membership interests in our General Partner, as well as a 20.8% limited partner interest in the Partnership and all of the IDRs of the Partnership. Circle K, through its indirect ownership interest in the sole member of our General Partner, has the ability to appoint all of the members of the Board and to control and manage our operations and activities.

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

In 2015, we issued our common units as consideration in the purchase of equity interests in CST Fuel Supply and the real property associated with certain of CST’s NTI retail sites. In addition, we also issued, and may continue to issue, our common units as payment to Circle K for charges and expenses incurred by us under the Amended Omnibus Agreement. There is no obligation for CST or our General Partner to accept common units representing limited partner interests in lieu of cash for amounts due under the Amended Omnibus Agreement. CST also acquired our common units through open market purchases from September 2015 through December 2015. At September 30, 2017, Circle K indirectly owned 20.8% of our limited partner interests.

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2016 has been derived from our audited financial statements and notes thereto as of that date.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09–Revenue from Contracts with Customers (Topic 606), which results in comprehensive new revenue accounting guidance, requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and develops a common revenue standard under U.S. GAAP and International Financial Reporting Standards. Specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. With the issuance of ASU 2015-14, which deferred the effective date by one year, this guidance is effective January 1, 2018. The guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. Although management continues to evaluate the impact of adopting this new guidance, we have completed an assessment and to date, have not identified any material impact on the financial statements, although it will affect disclosures. This guidance is expected to apply to over 90% of our revenues as the only primary revenue stream outside the scope of this guidance is rental income. We anticipate using the modified retrospective method of adoption.

In February 2016, the FASB issued ASU 2016-02–Leases (Topic 842). This standard modifies existing guidance for reporting organizations that enter into leases to increase transparency by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. Management continues to evaluate the impact of this new guidance, but the adoption will have a material impact on our balance sheet as we will be required to recognize right-of-use assets and lease liabilities for operating leases. We do not anticipate adopting this guidance early. We intend to apply each of the practical expedients in adopting this new guidance.

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

Concentration Risk

For the nine months ended September 30, 2017 and 2016, we distributed approximately 14% and 17% of our total wholesale distribution volumes to DMS and its affiliates and DMS and its affiliates accounted for approximately 23% and 27% of our rental income, respectively.

For the nine months ended September 30, 2017 and 2016, we distributed 8% of our total wholesale distribution volume to CST retail sites that are not supplied by CST Fuel Supply and received 22% and 21% of our rental income from CST, respectively.

For more information regarding transactions with DMS and its affiliates and CST, see Note 8.

For the nine months ended September 30, 2017 and 2016, we received 9% of our rental income from a lessee dealer that operates certain of the retail sites acquired through the PMI and One Stop acquisitions.

For the nine months ended September 30, 2017, our wholesale business purchased approximately 28%, 27% and 17% of its motor fuel from ExxonMobil, BP and Motiva, respectively. For the nine months ended September 30, 2016, our wholesale business purchased approximately 29%, 24% and 23% of its motor fuel from ExxonMobil, BP and Motiva (Shell), respectively. No other fuel suppliers accounted for 10% or more of our motor fuel purchases during the nine months ended September 30, 2017 and 2016.

Valero supplied substantially all of the motor fuel purchased by CST Fuel Supply during all periods presented. During the nine months ended September 30, 2017 and 2016, CST Fuel Supply purchased approximately 1.3 billion and 1.4 billion gallons of motor fuel from Valero, respectively.

Note 2. ACQUISITIONS

On August 4, 2017, we entered into a definitive asset purchase agreement (the “Purchase Agreement”), by and among (i) CrossAmerica, (ii) Jet-Pep, Inc., and (iii) other persons listed as signatories in the Purchase Agreement (collectively the “Sellers”).  Pursuant to the Purchase Agreement, we have agreed to purchase the real property and the fuel supply business of 92 fee simple sites, and the leasehold interest in 5 leased real property sites; and the fuel supply business to four independent dealers, all located in Alabama (“Acquired Assets”), for an aggregate cash consideration of $72.3 million (the “Purchase Price”), subject to certain closing adjustments. We also agreed to assume certain liabilities and pay for the value of the petroleum inventory contained in the retail sites. Circle K also entered into a definitive asset purchase agreement with the Sellers.  The closing of the purchase of the Acquired Assets and the closing of the purchase by Circle K of certain related retail and terminaling assets from the Sellers (the “Circle K Agreements”), are mutually conditioned upon each other.  We paid a deposit of $2.8 million in the third quarter of 2017.

The closing of the transaction is expected to occur in the fourth quarter of 2017, and is subject to the satisfaction or waiver of customary closing conditions. The Purchase Agreement contains customary representations, warranties, agreements and obligations of the parties, and termination and closing conditions. We and the Sellers have generally agreed to indemnify each other for breaches of the representations, warranties and covenants contained in the Purchase Agreement, subject to survival period limitations and a general indemnification cap for the Sellers in the amount of $6.5 million in the aggregate for Sellers’ liabilities under the Purchase Agreement and the Circle K Agreements.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. ASSETS HELD FOR SALE

We have classified  four sites as held for sale at September 30, 2017 and December 31, 2016. These assets are expected to be sold within a year of the date they were initially classified as held for sale. Assets held for sale were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Land	$1,741	$882
Buildings and site improvements	1,608	1,054
Equipment and other	489	702
Total	3,838	2,638
Less accumulated depreciation	(1,342)	(527)
Assets held for sale	$2,496	$2,111

During the three and nine months ended September 30, 2017, as approved by the conflicts committee of our Board, we sold 28 properties to DMR for $16.6 million, resulting in a $0.5 million loss.  Three additional properties and approximately $3.0 million of proceeds remain in escrow, as of September 30, 2017 until certain conditions are met.  These sites were generally sites at which we did not supply fuel or represented vacant land.

During the three and nine months ended September 30, 2017, we sold 2 properties as a result of the FTC’s requirements associated with the Merger for $6.7 million, resulting in a gain of $2.2 million.  In addition, Couche-Tard agreed to reimburse us for the tax liability incurred on the required sale, resulting in additional proceeds of $0.3 million, which was accounted for as a contribution to partners’ capital.

During the three and nine months ended September 30, 2017, DMS renewed its contract with one of its customers, triggering a $0.8 million earn-out payment by DMS to us under a contract entered into with DMS at the time of CST acquiring our General Partner in October 2014, which was recorded as a gain.

Note 4. INVENTORIES

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Retail site merchandise	$7,715	$8,374
Motor fuel	4,305	4,790
Inventories	$12,020	$13,164

Note 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Land	$270,740	$280,400
Buildings and site improvements	334,705	346,834
Leasehold improvements	9,721	9,095
Equipment and other	171,208	169,245
Construction in progress	3,720	3,173
Property and equipment, at cost	790,094	808,747
Accumulated depreciation and amortization	(155,376)	(131,418)
Property and equipment, net	$634,718	$677,329

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	September 30, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$118,201	$(53,607)	$64,594	$118,201	$(44,298)	$73,903
Trademarks	1,094	(807)	287	1,094	(685)	409
Covenant not to compete	4,131	(3,095)	1,036	4,131	(2,503)	1,628
Below market leases	11,401	(8,329)	3,072	12,081	(7,261)	4,820
Total intangible assets	$134,827	$(65,838)	$68,989	$135,507	$(54,747)	$80,760

Note 7. DEBT

Our balances for long-term debt and capital lease obligations are as follows (in thousands):

	September 30,	December 31,
	2017	2016
$550 million revolving credit facility	$431,484	$441,500
Note payable	779	822
Capital lease obligations	27,728	28,455
Total debt and capital lease obligations	459,991	470,777
Current portion	2,884	2,100
Noncurrent portion	457,107	468,677
Deferred financing fees	(2,334)	(3,558)
Noncurrent portion, net of deferred financing fees	$454,773	$465,119

Our $550 million revolving credit facility is secured by substantially all of our assets. Letters of credit outstanding at September 30, 2017 and December 31, 2016 totaled $6.5 million, which reduce our availability under the credit facility. The amount of availability at September 30, 2017 under the revolving credit facility, after taking into account debt covenant restrictions, was $53.7 million. In connection with future acquisitions, the revolving credit facility requires, among other things, that we have, after giving effect to such acquisition, at least $20.0 million in the aggregate of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition.

Financial Covenants and Interest Rate

We are required to comply with certain financial covenants under the credit facility. We are required to maintain a total leverage ratio (as defined in the credit facility) for the most recently completed four fiscal quarters of less than or equal to 4.50 : 1.00, except for periods following a material acquisition, generally defined as an acquisition with a purchase price of at least $30.0 million. The total leverage ratio shall not exceed 5.00 : 1.00 for the first three full fiscal quarters following the closing of a material acquisition. If we issued Qualified Senior Notes (as defined in the credit facility) in the aggregate principal amount of $175.0 million or greater, the ratio shall not exceed 5.50 : 1.00. If we issued Qualified Senior Notes of $175.0 million or greater, we are also required to maintain a senior leverage ratio (as defined in the credit facility) of less than or equal to 3.00 : 1.00 and a consolidated interest coverage ratio (as defined in the credit facility) of at least 2.75 : 1.00. As of September 30, 2017, we were in compliance with these financial covenants.

Outstanding borrowings under the revolving credit facility bear interest at LIBOR plus a margin of 3.00%. Our borrowings had an effective interest rate of 4.24% as of September 30, 2017.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. RELATED-PARTY TRANSACTIONS

Transactions with CST

Fuel Sales and Rental Income

We sell wholesale motor fuel under a master fuel distribution agreement to 48 CST retail sites and lease real property on 73 retail sites to CST under a master lease agreement each having initial 10-year terms. The fuel distribution agreement provides us with a fixed wholesale mark-up per gallon. The master lease agreement is a triple net lease.

Revenues from wholesale fuel sales and real property rental income from CST were as follows (in thousands):

	For the Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues from motor fuel sales to CST	$36,449	$31,738	$100,683	$87,819
Rental income from CST	$4,262	$4,207	$12,823	$12,841

Accounts receivable from CST for fuel amounted to $3.5 million and $3.2 million at September 30, 2017 and December 31, 2016, respectively.

Amended Omnibus Agreement and Management Fees

We incurred $2.9 million and $3.9 million for the three months ended September 30, 2017 and 2016 and $11.5 million and $12.1 million for the nine months ended September 30, 2017 and 2016, respectively, including incentive compensation costs and non-cash stock-based compensation expense under the Amended Omnibus Agreement, which are recorded as a component of operating expenses and general and administrative expenses in the statement of operations. Amounts payable to CST were $16.3 million and $10.0 million at September 30, 2017 and December 31, 2016, respectively.  The amounts payable at September 30, 2017 include separation benefits associated with the Merger and equity compensation expense associated with CST stock-based awards.  See Note 15 for additional information.

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

Period	Date of Issuance	Number of Common Units Issued
Quarter ended December 31, 2016	February 28, 2017	171,039
Quarter ended March 31, 2017	May 10, 2017	128,983
Quarter ended June 30, 2017	August 9, 2017	124,003
Quarter ended September 30, 2017	*	126,491

*	Expected to be issued on November 10, 2017

CST Fuel Supply Equity Interests

CST Fuel Supply provides wholesale motor fuel distribution to the majority of CST’s legacy U.S. retail sites at cost plus a fixed markup per gallon. We owned a 17.5% total interest in CST Fuel Supply at September 30, 2017 and 2016. We account for the income derived from our equity interest of CST Fuel Supply as “Income from CST Fuel Supply equity” on our statement of operations, which amounted to $3.8 million and $4.0 million for the three months ended September 30, 2017 and 2016, respectively, and $11.2 million and $12.3 million for the nine months ended September 30, 2017 and 2016, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Merger, the Federal Trade Commission (FTC) approved a final order requiring the divestiture by CST of certain retail fuel stations. As a result, in September 2017, 61 sites were sold to a third party and removed from the fuel distribution agreement between CST Marketing and Supply, a wholly-owned subsidiary of CST Fuel Supply, and CST Services, a wholly owned subsidiary of Circle K, and CST Marketing and Supply no longer supplies fuel to such sites. To compensate for the decrease in the amount of motor fuels sold by CST Marketing and Supply, CST Services agreed to purchase at least 114.9 million gallons annually (the “Annual Commitment”) in addition to the volumes continued to be sold under the fuel distribution agreement to retail fuel stations that remain with CST after the divestiture.  In addition, should CST Services fail to purchase all or a portion of the Annual Commitment, CST Services has agreed to make monthly payments to CST Marketing and Supply in the amount of the seller’s margin of 5 cents per gallon under the fuel distribution agreement multiplied by the number of gallons not physically sold pursuant to the Annual Commitment. Consequently, the Partnership, by virtue of its 17.5% ownership interest in CST Fuel Supply, the 100% owner of CST Marketing and Supply, will continue to receive its share from the volumes sold to the 61 retail sites prior to the FTC mandated divestiture.  This agreement continues until the fuel distribution agreement between CST Marketing and Supply and CST Services is terminated, which had an initial term of 10 years expiring in December 2024.

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

Purchase of Fuel from CST

We purchase the fuel supplied to 32 retail sites from CST Fuel Supply of which we own a 17.5% interest, and resell the wholesale motor fuel to independent dealers and sub-wholesalers. We purchased $6.2 million and $5.7 million of motor fuel from CST Fuel Supply for the three months ended September 30, 2017 and 2016, and $17.9 million and $14.7 million for the nine months ended September 30, 2017 and 2016, respectively, in connection with these retail sites.

IDR and Common Unit Distributions

We distributed $1.1 million and $0.9 million to CST related to its ownership of our IDRs and $4.3 million and $3.9 million related to its ownership of our common units during the three months ended September 30, 2017 and 2016, respectively. We distributed $3.2 million and $2.5 million to CST related to its ownership of our IDRs and $12.6 million and $11.5 million related to its ownership of our common units during the nine months ended September 30, 2017 and 2016, respectively.

Income Tax Reimbursement

As discussed in Note 3, we sold 2 properties during the three and nine months ended September 30, 2017 as a result of the FTC’s requirements associated with Couche-Tard’s acquisition of CST.  Couche-Tard agreed to reimburse us for the tax liability incurred on the required sale, resulting in additional proceeds of $0.3 million, which was accounted for as a contribution to partners’ capital.

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from motor fuel sales and rental income from DMS and its affiliates were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues from motor fuel sales to DMS and its affiliates	$64,741	$68,153	$180,928	$192,511
Rental income from DMS and its affiliates	$4,739	$5,037	$14,472	$16,250

Accounts receivable from DMS and its affiliates totaled $10.3 million and $8.6 million at September 30, 2017 and December 31, 2016, respectively.

Revenues from rental income from Topstar were $0.2 million and $0.4 million for the three and nine months ended September 30, 2017 and 2016, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CrossAmerica leases real estate from certain entities affiliated with Joseph V. Topper, Jr., director of the Board. Rent expense paid to these entities was $0.2 million for the three months ended September 30, 2017 and 2016 and $0.7 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.

As discussed in Note 3, DMS renewed its contract with one of its customers, triggering a $0.8 million earn-out payment by DMS to us under a contract entered into with DMS at the time of CST acquiring our General Partner in October 2014.

Also as discussed in Note 3, we sold 28 properties to DMR during the three and nine months ended September 30, 2017 for $16.6 million.

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are performed by a related party of Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.4 million and $0.3 million for the three months ended September 30, 2017 and 2016 and $1.3 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We sublease office space from CST that CST leases from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board. The management fee charged by CST to us under the Amended Omnibus Agreement incorporates this rental expense, which amounted to $0.2 million for the three months ended September 30, 2017 and 2016 and $0.5 million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively.

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

We were a co-defendant, together with our General Partner, CST and CST Services, in a lawsuit brought by Charles Nifong, a former employee of CST Services who, until March 2015, provided services to us as Chief Investment Officer and Vice President of Finance (Court of Common Pleas, Lehigh County, Pennsylvania, case number 2015-1003). Following CST’s acquisition of our General Partner, the plaintiff alleged breach of contract and associated claims relating to his termination of employment and claimed severance benefits under the EICP. The trial occurred in early October and the decision by the jury was to award Mr. Nifong a total of $1.7 million.  Such amount was recorded in general and administrative expenses for the three and nine months ended September 30, 2017. Under the EICP, we were also obligated to pay reasonable legal expenses incurred by the plaintiff in connection with this dispute, which we expensed as incurred. The Partnership incurred total legal fees related to this case of $0.6 million for the nine months ended September 30, 2017.

Environmental Matters

Environmental liabilities related to the sites contributed to the Partnership in connection with our IPO have not been assigned to us, and are still the responsibility of the Predecessor Entity. Under the Amended Omnibus Agreement, the Predecessor Entity must indemnify us for any costs or expenses that it incurs for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO for contributed sites. The Predecessor Entity’s environmental liabilities and indemnification assets associated with contributed sites amounted to $4.4 million and $2.8 million at September 30, 2017 and $6.1 million and $5.1 million at December 31, 2016, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. FAIR VALUE MEASUREMENTS

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

As further discussed in Note 11, we have accrued for unvested phantom units and vested and unvested profits interests as a liability and adjust that liability on a recurring basis based on the market price of our common units each balance sheet date. Such fair value measurements are deemed Level 1 measurements.

Financial Instruments

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of September 30, 2017 and 2016 due to the short-term maturity of these instruments. The fair value of the revolving credit facility approximated its carrying values of $431.5 million as of September 30, 2017 and $441.5 million as of December 31, 2016, due to the frequency with which interest rates are reset and the consistency of the market spread.

Note 11. EQUITY-BASED COMPENSATION

Overview

We record equity-based compensation as a component of general and administrative expenses in the statements of operations. Compensation expense was $0.2 million and $0.7 million for the three months ended September 30, 2017 and 2016, and $1.9 million and $2.6 million for the nine months ended September 30, 2017 and 2016, respectively.

Partnership Equity-Based Awards

Under the Plan, the Partnership granted 1,233 phantom units in June 2017 to an employee of CST who provides services to the Partnership; such phantom units will vest in equal annual installments on the first, second and third anniversaries of the date of grant and this award was accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of our common units

Since we grant awards to employees of CST who provide services to us under the Amended Omnibus Agreement, and since the grants may be settled in cash, unvested phantom units and vested and unvested profits interests receive fair value variable accounting treatment. As such, they are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. The balance of the accrual at September 30, 2017 and December 31, 2016 totaled $0.8 million and $1.8 million, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CST Awards

CST granted equity-based awards of approximately 47,000 and 102,000 in the form of time vested restricted stock units of CST, stock options of CST and market share units of CST for the nine months ended September 30, 2017 and 2016, respectively, which were granted to certain employees of CST for services rendered on our behalf. Expense associated with these awards that was charged to us under the Amended Omnibus Agreement was $0.1 million and $0.3 million for the three months ended September 30, 2017 and 2016 and $1.6 million and $1.3 million for the nine months ended September 30, 2017 and 2016, respectively.

At the completion of the Merger, each CST stock option, restricted stock unit and market share unit that was outstanding immediately prior to the completion of the Merger, excluding the CST restricted stock units granted in February 2017, whether vested or unvested, became fully vested and converted into the right to receive a cash payment as defined in the Merger Agreement.  The Partnership was allocated a $0.4 million charge upon the accelerated vesting of these awards, included in the expense amounts for the nine months ended September 30, 2017 set forth above.

At the completion of the Merger, each award of CST restricted stock units that was granted in February 2017 converted into the right to receive a cash payment as defined in the Merger Agreement, but such award will remain subject to the same vesting terms and payment schedule as those set forth in the original restricted stock unit award agreement; provided that such award will vest in full upon an involuntary termination of employment without cause, or termination for “Good Reason,” or termination due to death, “Disability” or “Retirement.” Unrecognized compensation expense associated with CST restricted stock units granted in February 2017 amounted to $0.7 million as of September 30, 2017, which will be recognized over the vesting term through January 2020.

Awards to Members of the Board

In November 2016, the Partnership granted 5,364 phantom units to non-employee directors of the Board as a portion of director compensation. Such awards vested upon the Merger.

In August 2017, the Partnership granted 10,539 phantom units to non-employee directors of the Board as a portion of director compensation. Such awards vest over one year and this award was accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of our common units.

The liability for these awards at September 30, 2017 and December 31, 2016 was not significant.  The associated compensation expense was not significant for the three months ended September 30, 2017 and 2016 and $0.2 million for the nine months ended September 30, 2017 and 2016.

Note 12. NET INCOME PER LIMITED PARTNER UNIT

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a reconciliation of net income (loss) and weighted-average units used in computing basic and diluted net income (loss) per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	For the Three Months Ended September 30,
	2017		2016
	Common Units	Subordinated Units	Common Units	Subordinated Units
Numerator:
Distributions paid(a)	$21,079	$—	$20,125	$—
Allocation of distributions in excess of net income(b)	(17,861)	—	(18,013)	—
Limited partners’ interest in net income - basic and diluted	$3,218	$—	$2,112	$—
Denominator:
Weighted average limited partnership units outstanding - basic	33,931,056	—	33,366,380	—
Adjustment for phantom units	6,646	—	24,716	—
Weighted average limited partnership units outstanding - diluted	33,937,702	—	33,391,096	—
Net income per limited partnership unit - basic	$0.09	$—	$0.06	$—
Net income per limited partnership unit - diluted	$0.09	$—	$0.06	$—

	For the Nine Months Ended September 30,
	2017		2016
	Common Units	Subordinated Units	Common Units	Subordinated Units
Numerator:
Distributions paid(a)	$62,439	$—	$55,194	$4,459
Allocation of distributions in excess of net income (loss)(b)	(63,565)	—	(49,542)	(4,185)
Limited partners’ interest in net income (loss) - basic and diluted	$(1,126)	$—	$5,652	$274
Denominator:
Weighted average limited partnership units outstanding - basic	33,773,964	—	31,714,462	1,537,956
Adjustment for phantom units	—	—	52,340	—
Weighted average limited partnership units outstanding - diluted(c)	33,773,964	—	31,766,802	1,537,956
Net income (loss) per limited partnership unit - basic	$(0.03)	$—	$0.18	$0.18
Net income (loss) per limited partnership unit - diluted	$(0.03)	$—	$0.18	$0.18
(a)

Distributions paid per unit were $0.6225 and $0.6025 during the three months ended September 30, 2017 and 2016, and $1.8525 and $1.7925 during the nine months ended September 30, 2017 and 2016, respectively.

(b)	Allocation of distributions in excess of net income is based on a pro rata proportion to the common and subordinated units as outlined in the Partnership Agreement.
(c)	Excludes 18,217 potentially dilutive securities from the calculation of diluted earnings per common unit because to do so would be antidilutive for the nine months ended September 30, 2017.

Distributions

Distribution activity for 2017 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2016	February 6, 2017	February 13, 2017	$0.6125	$20,534
March 31, 2017	May 8, 2017	May 15, 2017	$0.6175	$20,826
June 30, 2017	August 7, 2017	August 14, 2017	$0.6225	$21,079
September 30, 2017	November 6, 2017	November 13, 2017	$0.6275	$21,326

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Note 13. INCOME TAXES

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

We recorded income tax expense of $1.0 million and $1.3 million for the three months ended September 30, 2017 and 2016 and an income tax benefit of $1.7 million and income tax expense of $0.9 million for the nine months ended September 30, 2017 and 2016, respectively, as a result of the income generated or losses incurred by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only LGWS is subject to income tax.

Note 14. SEGMENT REPORTING

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended September 30, 2017
Revenues from fuel sales to external customers	$400,296	$93,285	$—	$493,581
Intersegment revenues from fuel sales	69,504	—	(69,504)	—
Revenues from food and merchandise sales	—	28,366	—	28,366
Rent income	20,008	1,636	—	21,644
Other revenue	501	—	—	501
Total revenues	$490,309	$123,287	$(69,504)	$544,092

Income from CST Fuel Supply Equity	$3,752	$—	$—	$3,752
Operating income (loss)	$27,533	$2,409	$(17,658)	$12,284

Three Months Ended September 30, 2016
Revenues from fuel sales to external customers	$348,702	$87,318	$—	$436,020
Intersegment revenues from fuel sales	63,126	—	(63,126)	—
Revenues from food and merchandise sales	—	31,507	—	31,507
Rent income	18,344	1,408	—	19,752
Other revenue	671	—	—	671
Total revenues	$430,843	$120,233	$(63,126)	$487,950

Income from CST Fuel Supply Equity	$4,022	$—	$—	$4,022
Operating income (loss)	$27,030	$1,893	$(18,930)	$9,993

	Wholesale	Retail	Unallocated	Consolidated
Nine Months Ended September 30, 2017
Revenues from fuel sales to external customers	$1,122,903	$272,289	$—	$1,395,192
Intersegment revenues from fuel sales	200,147	—	(200,147)	—
Revenues from food and merchandise sales		80,077	—	80,077
Rent income	60,008	5,082	—	65,090
Other revenue	1,808	—	—	1,808
Total revenues	$1,384,866	$357,448	$(200,147)	$1,542,167

Income from CST Fuel Supply Equity	$11,185	$—	$—	$11,185
Operating income (loss)	$80,863	$4,092	$(64,373)	$20,582

Nine Months Ended September 30, 2016
Revenues from fuel sales to external customers	$958,943	$253,057	$—	$1,212,000
Intersegment revenues from fuel sales	178,772	—	(178,772)	—
Revenues from food and merchandise sales	—	95,253	—	95,253
Rent income	55,540	4,094	—	59,634
Other revenue	1,447	—	—	1,447
Total revenues	$1,194,702	$352,404	$(178,772)	$1,368,334

Income from CST Fuel Supply Equity	$12,318	$—	$—	12,318
Operating income (loss)	$76,971	$6,291	$(57,992)	$25,270

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Decrease (increase):
Accounts receivable	$5,183	$941
Accounts receivable from related parties	(1,492)	(2,281)
Inventories	674	5,515
Other current assets	166	(1,249)
Other assets	(2,509)	(3,484)
Increase (decrease):
Accounts payable	2,882	2,055
Accounts payable to related parties	5,576	(1,021)
Motor fuel taxes payable	(386)	1,117
Accrued expenses and other current liabilities	3,270	(1,644)
Other long-term liabilities	178	3,339
Changes in working capital, net of acquisitions	$13,542	$3,288

The above changes in current assets and current liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

Supplemental disclosure of cash flow information (in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Cash paid for interest	$19,185	$15,355
Cash paid for income taxes, net of refunds received	$822	$1,366

Supplemental schedule of non-cash investing and financing activities (in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Sale of property and equipment in Section 1031 like-kind exchange transactions	$260	$1,300
Issuance of capital lease obligations and recognition of asset retirement obligation related to Getty lease	$740	$1,240
Amended Omnibus Agreement fees settled in our common units	$10,880	$8,290

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. SEPARATION BENEFITS

During the nine months ended September 30, 2017, the Partnership recognized a $5.3 million charge for severance and benefit costs associated with certain officers and other employees of CST Services who provided services to the Partnership and who terminated employment upon the consummation of the Merger, which constituted a change in control, as defined in the EICP and CST’s severance plans. Such costs are included in general and administrative expenses and were paid by CST in the third quarter of 2017. Accounts payable to related parties includes these costs as we will reimburse CST.

In addition, certain participants in the EICP received retention bonuses that will be paid in annual installments that began in July 2017 and will continue through July 2019.  The Partnership recorded a $1.0 million charge during the nine months ended September 30, 2017 in connection with the payments made by CST in July 2017, which were included in general and administrative expenses.  In addition, the Partnership recognized a $0.3 million charge for the three and nine months ended September 30, 2017 for the payments expected to be made in July 2018 and July 2019.  The Partnership anticipates recognizing future charges totaling $1.2 million over the remaining retention period, of which $0.3 million, $0.8 million and $0.1 million is anticipated to be recognized in 2017, 2018 and 2019, respectively.

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

•

Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three and nine months ended September 30, 2017 and 2016 and non-GAAP financial measures.

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

As a result of the Merger, Circle K indirectly owns all of the membership interests in our General Partner, as well as a 20.8% limited partner interest in the Partnership and all of the IDRs of the Partnership. Circle K, through its indirect ownership interest in the sole member of our General Partner, has the ability to appoint all of the members of the Board of our General Partner and to control and manage the operations and activities of the Partnership.

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

Changes in our average motor fuel selling price per gallon and gross margin for the periods ended September 30, 2017 and 2016 are directly related to the changes in crude oil and wholesale motor fuel prices over the same period. Variations in our reported revenues and cost of sales are, therefore, primarily related to the price of crude oil and wholesale motor fuel prices and generally not as a result of changes in motor fuel sales volumes, unless otherwise indicated and discussed below.

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

•	On September 6, 2017, we sold two properties as a result of the FTC’s requirements associated with the Merger for $6.7 million.
•

On September 27, 2017, as approved by the conflicts committee of our Board, we sold 28 properties to DMR for $16.6 million.  These sites were generally sites at which we did not supply fuel or represented vacant land.

Separation Benefits and Retention Bonuses

During the nine months ended September 30, 2017, the Partnership recognized a $5.3 million charge for severance and benefit costs associated with certain officers and other employees of CST Services who provided services to the Partnership and who terminated employment upon the consummation of the Merger, which constituted a change in control, as defined in the EICP and CST’s severance plans. Such costs are included in general and administrative expenses and were paid by CST in the third quarter of 2017. Accounts payable to related parties includes these costs as we will reimburse CST.

In addition, certain participants in the EICP received retention bonuses that will be paid in annual installments that began in July 2017 and will continue through July 2019.  The Partnership recorded a $1.0 million charge during the nine months ended September 30, 2017 in connection with the payments made by CST in July 2017, which were included in general and administrative expenses.  In addition, the Partnership recognized a $0.3 million charge for the three and nine months ended September 30, 2017 the payments expected to be made in July 2018 and July 2019.  The Partnership anticipates recognizing future charges totaling $1.2 million over the remaining retention period, of which $0.3 million, $0.8 million and $0.1 million is anticipated to be recognized in 2017, 2018 and 2019, respectively.

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

The closing of the transaction is expected to occur in the fourth quarter of 2017, and is subject to the satisfaction or waiver of customary closing conditions. The Purchase Agreement contains customary representations, warranties, agreements and obligations of the parties, and termination and closing conditions. We and the Sellers have generally agreed to indemnify each other for breaches of the representations, warranties and covenants contained in the Purchase Agreement, subject to survival period limitations and a general indemnification cap for the Sellers in the amount of $6.5 million in the aggregate for Sellers’ liabilities under the Purchase Agreement and the Circle K Agreements.

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating revenues	$544,092	$487,950	$1,542,167	$1,368,334
Cost of sales	502,517	448,812	1,421,524	1,251,491
Gross profit	41,575	39,138	120,643	116,843
Income from CST Fuel Supply equity interests	3,752	4,022	11,185	12,318
Operating expenses:
Operating expenses	15,371	14,224	46,853	45,754
General and administrative expenses	5,994	6,142	23,731	18,068
Depreciation, amortization and accretion expense	14,049	13,432	42,675	40,594
Total operating expenses	35,414	33,798	113,259	104,416
Gain on sales of assets, net	2,371	631	2,013	525
Operating income	12,284	9,993	20,582	25,270
Other income, net	121	(59)	366	375
Interest expense	(7,102)	(5,634)	(20,599)	(16,403)
Income before income taxes	5,303	4,300	349	9,242
Income tax expense (benefit)	966	1,308	(1,686)	851
Net income	4,337	2,992	2,035	8,391
Net income (loss) attributable to noncontrolling interests	4	3	(1)	9
Net income attributable to limited partners	4,333	2,989	2,036	8,382
IDR distributions	(1,115)	(877)	(3,162)	(2,456)
Net income (loss) available to limited partners	$3,218	$2,112	$(1,126)	$5,926

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Consolidated Results

Operating revenues increased $56.1 million, or 12%, while gross profit increased $2.4 million, or 6%.

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $59.5 million, or 14%, increase in our Wholesale segment revenues primarily attributable to the increase in crude oil prices. The average daily spot price of WTI crude oil increased 7% to $48.15 per barrel for the third quarter of 2017, compared to $44.85 per barrel for the third quarter of 2016. The wholesale price of motor fuel is highly correlated to the price of crude oil, although our average selling price increased 14% from the third quarter of 2016 to the third quarter of 2017. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•

A $3.1 million, or 3%, increase in our Retail segment revenues primarily attributable to an increase in crude oil prices, partially offset by the conversion of company operated retail sites to lessee dealer sites. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Intersegment revenues

We present the results of operations of our segments on a consistent basis with how our management views the business. Therefore, our segments are presented before intersegment eliminations (which consist of motor fuel sold by our Wholesale segment to our Retail segment). As a result, in order to reconcile to our consolidated change in operating revenues, a discussion of the change in intersegment revenues is included in our consolidated MD&A discussion.

•	Our intersegment revenues increased $6.4 million or 10%, primarily attributable to the increase in wholesale motor fuel prices discussed above.

Cost of sales

Cost of sales increased $53.7 million or 12% as a result of the increase in wholesale motor fuel prices. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for additional operating expenses analyses.

General and administrative expenses

General and administrative expenses decreased $0.1 million primarily attributable to a $1.1 million reduction in costs as a result of headcount and salary reductions effective at the time of the Merger, a $0.5 million reduction in equity compensation expense as a result of fewer awards outstanding, and a $0.5 million reduction in acquisition costs, partially offset by a $1.7 million charge recorded in the third quarter of 2017 related to a court ruling in favor of a former executive’s claim to benefits under the EICP change in control provisions and a $0.2 million increase in severance expense.

Gain on sales of assets, net

During the third quarter of 2017, we recorded a $2.2 million gain on the sale of two properties as required by the FTC in connection with the Merger and a $0.5 million loss on the sale of 28 properties to DMR.  We also recorded an $0.8 million gain related to the renewal of a contract by DMS with one of its customers, which triggered an earn out payment to be paid by DMS to us in connection with a contract entered into with DMS at the time of CST’s acquisition of our General Partner in October 2014.

Interest expense

Interest expense increased $1.5 million due to an increase in the average interest rate charged on our credit facility borrowings from 3.5% to 4.3% and additional borrowings to fund the State Oil Assets acquisition in September 2016. In addition, we incurred $0.4 million of interest expense in the third quarter of 2017 related to our sale leaseback executed in December 2016.

Income tax expense

We recorded income tax expense of $1.0 million and $1.3 million for the three months ended September 30, 2017 and 2016, respectively. The decrease in income tax expense was primarily due to a decline in the income generated by our corporate subsidiaries.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Consolidated Results

Operating revenues increased $173.8 million, or 13%, while gross profit increased $3.8 million, or 3.3%.

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $190.2 million, or 16%, increase in our Wholesale segment revenues primarily attributable to the increase in crude oil prices. The average daily spot price of WTI crude oil increased 19% to $49.28 per barrel for the nine months ended September 30, 2017, compared to $41.35 per barrel for the nine months ended September 30, 2016. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•

A $5.0 million, or 1%, increase in our Retail segment revenues primarily attributable to the increase in crude oil prices, largely offset by conversion of company operated retail sites to lessee dealer sites. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Intersegment revenues

We present the results of operations of our segments on a consistent basis with how our management views the business. Therefore, our segments are presented before intersegment eliminations (which consist of motor fuel sold by our Wholesale segment to our Retail segment). As a result, in order to reconcile to our consolidated change in operating revenues, a discussion of the change in intersegment revenues is included in our consolidated MD&A discussion.

Our intersegment revenues increased $21.4 million or 12%, primarily attributable to the increase in wholesale motor fuel prices discussed above.

Cost of sales

Cost of sales increased $170.0 million or 14% as a result of the increase in wholesale motor fuel prices. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for additional operating expenses analyses.

General and administrative expenses

General and administrative expenses increased $5.7 million primarily attributable to a $6.8 million charge recorded upon closing of the Merger for severance and benefit costs for certain terminated officers and other employees of CST Services who provided services to the Partnership and retention bonuses to certain EICP participants and a $1.7 million charge related to a court ruling in favor of a former executive’s claim to benefits under the EICP change in control provisions, partially offset by a $1.5 million decrease driven by the integration of prior year acquisitions and other cost savings initiatives and a $1.3 million decrease in management fees charged by CST as a result of headcount and salary reductions effective at the time of the Merger.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $1.7 million primarily driven by our recent acquisitions.

Gain on sales of assets, net

During the nine months ended September 30, 2017, we recorded a $2.2 million gain on the sale of two properties as required by the FTC in connection with the Merger and a $0.5 million loss on the sale of 28 properties to DMR.  We also recorded a $0.8 million gain related to the renewal of a contract by DMS with one of its customers, which triggered an earn out payment to be paid by DMS to us in connection with a contract entered into with DMS at the time of CST’s acquisition of our General Partner in October 2014.

Interest expense

Interest expense increased $4.2 million due to an increase in the average interest rate charged on our credit facility borrowings from 3.5% to 4.1% and additional borrowings to fund our recent acquisitions. In addition, we incurred $1.2 million of interest expense in 2017 related to our sale leaseback executed in December 2016.

Income tax benefit

We recorded an income tax benefit of $1.7 million and income tax expense of $0.9 million for the nine months ended September 30, 2017 and 2016, respectively. The benefit in 2017 was primarily due to an increase in the loss generated by our corporate subsidiaries.

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

Wholesale

The following table highlights the results of operations and certain operating metrics of our Wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross profit:
Motor fuel–third party	$8,757	$8,157	$25,659	$21,283
Motor fuel–intersegment and related party	6,485	6,086	17,820	19,004
Motor fuel gross profit	15,242	14,243	43,479	40,287
Rent and other	16,074	14,263	48,740	43,162
Total gross profit	31,316	28,506	92,219	83,449
Income from CST Fuel Supply equity(a)	3,752	4,022	11,185	12,318
Operating expenses	(7,535)	(5,498)	(22,541)	(18,796)
Adjusted EBITDA(b)	$27,533	$27,030	$80,863	$76,971
Motor fuel distribution sites (end of period):(c)
Motor fuel–third party
Independent dealers(d)	384	404	384	404
Lessee dealers(e)	439	420	439	420
Total motor fuel distribution–third party sites	823	824	823	824
Motor fuel–intersegment and related party
DMS (related party)(f)	146	179	146	179
CST (related party)	43	43	43	43
Commission agents (Retail segment)(g)	82	67	82	67
Company operated retail sites (Retail segment)	70	75	70	75
Total motor fuel distribution–intersegment and related party sites	341	364	341	364
Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	823	749	822	724
Motor fuel-intersegment and related party distribution	344	366	355	387
Total motor fuel distribution sites	1,167	1,115	1,177	1,111
Volume of gallons distributed (in thousands)
Third party	169,877	163,558	491,471	461,474
Intersegment and related party	96,312	103,563	279,649	307,720
Total volume of gallons distributed	266,189	267,121	771,120	769,194

Wholesale margin per gallon	$0.057	$0.053	$0.056	$0.052

(a)	Represents income from our equity interest in CST Fuel Supply.
(b)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income (loss) under the heading “Results of Operations—Non-GAAP Financial Measures.”
(c)	In addition, as of September 30, 2017 and 2016, respectively, we distributed motor fuel to 15 and 14 sub-wholesalers who distributed to additional sites.
(d)	The decrease in the independent dealer site count from September 30, 2016 to September 30, 2017 was primarily attributable to a net 20 terminated motor fuel supply contracts that were not renewed.
(e)	The increase in the lessee dealer site count was partially attributable to converting 5 company operated retail sites in our Retail segment to lessee dealers in our Wholesale segment.
(f)

During the fourth quarter of 2016, the Partnership recaptured 25 sites from DMS and operated them as commission agent sites. During the second quarter of 2017, CrossAmerica converted some of these recaptured sites to lessee dealers.

(g)	The decrease in the company operated retail site count was primarily attributable to company operated retail sites being converted to lessee dealer sites.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The results were driven by:

Motor fuel gross profit

The $1.0 million or 7% increase in motor fuel gross profit was primarily due to a higher margin per gallon realized primarily due to higher DTW margins as a result of the movements in crude prices throughout both periods and increased payment discounts and incentives due to the increase in motor fuel prices as a result of the increase in crude oil prices. The average daily spot price of WTI crude oil increased 7% to $48.15 per barrel for the third quarter of 2017, compared to $44.85 per barrel for the third quarter of 2016. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Rent and other gross profit

Rent and other gross profit increased $1.8 million primarily as a result of our September 2016 acquisition of the State Oil Assets, as well as converting company operated retail sites to lessee dealer sites throughout 2016 and 2017, partially offset by 25 DMS sites being converted to commission agent sites in the fourth quarter of 2016, which resulted in the rent income from these 25 sites being included in the retail segment rather than the wholesale segment.

Income from CST Fuel Supply equity

The decline of $0.3 million was primarily attributable to a decrease in volume driven the impacts of Hurricane Harvey.

Operating expenses

Operating expenses increased $2.0 million primarily as a result of our September 2016 State Oil Assets acquisition, which is substantially offset by an increase in rent income, as well as our conversion of company operated retail sites to lessee dealer sites throughout 2016 and 2017.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The results were driven by:

Motor fuel gross profit

The $3.2 million increase in motor fuel gross profit was primarily due to a higher margin per gallon realized primarily due to higher DTW margins as a result of the movements in crude prices throughout both periods and increased payment discounts and incentives due to the increase in motor fuel prices as a result of the increase in crude oil prices. The average daily spot price of WTI crude oil increased 19% to $49.28 per barrel for the nine months ended September 30, 2017, compared to $41.35 per barrel for the nine months ended September 30, 2016. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Rent and other gross profit

Rent and other gross profit increased $5.6 million primarily as a result of our September 2016 acquisition of the State Oil Assets, as well as converting company operated retail sites to lessee dealer sites throughout 2016 and 2017, partially offset by 25 DMS sites being converted to commission agent sites in the fourth quarter of 2016, which resulted in the rent income from these 25 sites being included in the retail segment rather than the wholesale segment.

Income from CST Fuel Supply equity

The decline of $1.1 million was primarily attributable to CST’s July 2016 divestiture of its California and Wyoming retail sites and a decrease in volume driven the impacts of Hurricane Harvey.

Operating expenses

Operating expenses increased $3.7 million primarily as a result of our September 2016 State Oil Assets acquisition, which is substantially offset by an increase in rent income, as well as our conversion of company operated retail sites to lessee dealer sites throughout 2016 and 2017.

Retail

The following table highlights the results of operations and certain operating metrics of our Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of retail sites and per gallon amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross profit:
Motor fuel	$2,042	$1,948	$5,281	$6,838
Merchandise and services	7,008	7,614	19,558	23,362
Rent and other	1,195	1,057	3,565	3,049
Total gross profit	10,245	10,619	28,404	33,249
Operating expenses	(7,836)	(8,726)	(24,312)	(26,958)
Acquisition-related costs	—	142	—	142
Inventory fair value adjustments(a)	—	—	—	91
Adjusted EBITDA(b)	$2,409	$2,035	$4,092	$6,524

Retail sites (end of period):
Commission agents(c)	82	67	82	67
Company operated retail sites(d)	71	78	71	78
Total system sites at the end of the period	153	145	153	145

Total system operating statistics:
Average retail fuel sites during the period(c)(d)	153	142	162	155
Motor fuel sales (gallons per site per day)	2,778	3,002	2,632	2,828
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.052	$0.050	$0.045	$0.057

Commission agents statistics:
Average retail fuel sites during the period(c)	82	66	90	66
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.013	$0.014	$0.011	$0.016

Company operated retail site statistics:
Average retail fuel sites during the period(d)	71	76	72	89
Motor fuel gross profit per gallon, net of credit card fees	$0.093	$0.082	$0.083	$0.090
Merchandise and services gross profit percentage, net of credit card fees	24.7%	24.2%	24.4%	24.5%

(a)	The inventory fair value adjustment represents the expensing of the step-up in value ascribed to inventory acquired in the Franchised Holiday Stores acquisition.
(b)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Results of Operations—Non-GAAP Financial Measures” below.
(c)

During the fourth quarter of 2016, we recaptured 25 sites from DMS and operated them as commission agent sites. During the second quarter of 2017, we converted some of these recaptured sites to lessee dealers.

(d)	The decrease in company operated retail sites relates to the conversion of company operated retail sites to lessee dealer sites.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Gross profit declined $0.4 million, while operating expenses declined $0.9 million.

These results were impacted by:

Gross profit

•

Our motor fuel gross profit increased $0.1 million attributable to a 5% increase in margin per gallon as a result of the movements in crude oil prices throughout the two periods. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•	Our merchandise and services gross profit declined $0.6 million as a result of the conversion of company operated retail sites to lessee dealer sites.
•

Our rent and other gross profit increased $0.1 million primarily from 25 DMS sites being converted to commission agent sites in the fourth quarter of 2016, which resulted in the rent income from these sites being included in the retail segment rather than the wholesale segment.  In the second quarter of 2017, some of these 25 sites were converted to lessee dealer sites, which resulted in the rent income being included in the wholesale segment rather than the retail segment.

Operating expenses

•

The $0.9 million decline in operating expenses was attributable to the conversion of company operated retail sites to lessee dealer sites, partially offset by the impact of the 25 DMS sites being converted to commission agent sites in the fourth quarter of 2016.  In the second quarter of 2017, some of these 25 sites were converted to lessee dealer sites, which resulted in the operating expenses being included in the wholesale segment rather than the retail segment.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Gross profit declined $4.8 million, while operating expenses declined $2.6 million.

These results were impacted by:

Gross profit

•

Our motor fuel gross profit decreased $1.6 million attributable to a 20% decrease in margin per gallon as a result of the movement in crude oil prices throughout the two periods. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•

Our merchandise and services gross profit declined $3.8 million or 16% as a result of the conversion of company operated retail sites to lessee dealer sites, partially offset by the incremental gross profit generated by the March 2016 Franchised Holiday Stores acquisition.

•

Our rent and other gross profit increased $0.5 million primarily from 25 DMS sites being converted to commission agent sites in the fourth quarter of 2016, which resulted in the rent income from these sites being included in the retail segment rather than the wholesale segment.  In the second quarter of 2017, some of these 25 sites were converted to lessee dealer sites, which resulted in the rent income being included in the wholesale segment rather than the retail segment.

Operating expenses

•

The $2.6 million decline in operating expenses was attributable to the conversion of company operated retail sites to lessee dealer sites, partially offset by the impact of the March 2016 Franchised Holiday Stores acquisition and the 25 DMS sites being converted to commission agent sites in the fourth quarter of 2016.  In the second quarter of 2017, some of these 25 sites were converted to lessee dealer sites, which resulted in the operating expenses being included in the wholesale segment rather than the retail segment.

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

EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio are used as supplemental financial measures by management and by external users of our financial statements, such as investors and lenders. EBITDA and Adjusted EBITDA are used to assess our financial performance without regard to financing methods, capital structure or income taxes and the ability to incur and service debt and to fund capital expenditures. In addition, Adjusted EBITDA is used to assess the operating performance of our business on a consistent basis by excluding the impact of items which do not result directly from the wholesale distribution of motor fuel, the leasing of real property, or the day to day operations of our retail site activities. EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio are also used to assess the ability to generate cash sufficient to make distributions to our unitholders.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income available to limited partners	$3,218	$2,112	$(1,126)	$5,926
Interest expense	7,102	5,634	20,599	16,403
Income tax expense (benefit)	966	1,308	(1,686)	851
Depreciation, amortization and accretion	14,049	13,432	42,675	40,594
EBITDA	25,335	22,486	60,462	63,774
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement (a)	3,479	3,572	11,789	10,197
Gain on sales of assets, net	(2,371)	(631)	(2,013)	(525)
Acquisition-related costs (b)	2,570	1,659	10,279	2,882
Inventory fair value adjustments	—	—	—	91
Adjusted EBITDA	29,013	27,086	80,517	76,419
Cash interest expense	(6,674)	(5,306)	(19,319)	(15,355)
Sustaining capital expenditures (c)	(565)	(209)	(1,287)	(538)
Current income tax expense	(267)	(317)	(387)	(782)
Distributable Cash Flow	$21,507	$21,254	$59,524	$59,744
Weighted average diluted common and subordinated units	33,938	33,391	33,792	33,305
Distributions paid per limited partner unit (d)	$0.6225	$0.6025	$1.8525	$1.7925
Distribution Coverage Ratio (e)	1.02x	1.06x	0.95x	1.00x

(a)

As approved by the independent conflicts committee of the Board, the Partnership and CST mutually agreed to settle certain amounts due under the terms of the Amended Omnibus Agreement in limited partner units of the Partnership.

(b)

Relates to certain discrete acquisition related costs, such as legal and other professional fees, severance expenses and purchase accounting adjustments associated with recently acquired businesses.  Acquisition-related costs for the three and nine months ended September 30, 2017 include severance and benefit expense and retention bonuses paid to certain EICP participants associated with the Merger. See “Significant Factors Affecting our Profitability—Separation Benefits and Retention Bonuses” for additional information. Acquisition-related costs for the three and nine months ended September 30, 2017 also includes a $1.7 million charge related to a court ruling in favor of a former executive’s claim to benefits under the EICP in connection with CST’s acquisition of our General Partner.

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

(d)

On October 24, 2017, the Board approved a quarterly distribution of $0.6275 per unit attributable to the third quarter of 2017. The distribution is payable on November 13, 2017 to all unitholders of record on November 6, 2017.

(e)

The distribution coverage ratio is computed by dividing Distributable Cash Flow by the weighted average diluted common and subordinated units and then dividing that result by the distributions paid per limited partner unit.

The following table reconciles our segment Adjusted EBITDA to Consolidated Adjusted EBITDA presented in the table above (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Adjusted EBITDA - Wholesale segment	$27,533	$27,030	$80,863	$76,971
Adjusted EBITDA - Retail segment	2,409	2,035	4,092	6,524
Adjusted EBITDA - Total segment	$29,942	$29,065	$84,955	$83,495
Reconciling items:
Elimination of intersegment profit in ending inventory balance	14	13	20	145
General and administrative expenses	(5,994)	(6,142)	(23,731)	(18,068)
Other income, net	121	(59)	366	375
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement	3,479	3,572	11,789	10,197
Working capital adjustment	—	335	—	335
Acquisition-related costs	2,570	1,182	10,279	2,405
Net (income) loss attributable to noncontrolling interests	(4)	(3)	1	(9)
IDR distributions	(1,115)	(877)	(3,162)	(2,456)
Consolidated Adjusted EBITDA	$29,013	$27,086	$80,517	$76,419

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

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$66,438	$63,698
Net cash provided by (used in) investing activities	$11,291	$(90,288)
Net cash (used in) provided by financing activities	$(77,513)	$28,295

Operating Activities

Net cash provided by operating activities increased $2.7 million for the nine months ended September 30, 2017 compared to the same period in 2016, driven primarily by incremental cash flow generated by our acquisitions. In addition, we settled $2.3 million more in management fees related to the services provided under the Amended Omnibus Agreement in equity with CST for the nine months ended September 30, 2017 compared to the same period in 2016.

Investing Activities

For the nine months ended September 30, 2017, we received $23.9 million of proceeds on sales, largely driven by the sale of 28 properties to DMR and two properties sold as a result of the FTC’s requirements associated with Couche-Tard’s acquisition of CST. We also incurred $10.2 million in capital expenditures and paid a $2.8 million deposit on the Jet-Pep acquisition.  For the nine months ended September 30, 2016, we received a $17.5 million refund payment on our investment in CST Fuel Supply in connection with CST’s sale of sites in California and Wyoming.  In addition, we spent $97.1 million on the acquisitions of the Franchised Holidays Stores, State Oil Assets, and independent dealer and sub-wholesaler contracts from CST.  We also incurred $11.6 million in capital expenditures.

Financing Activities

For the nine months ended September 30, 2017, we paid $65.7 million in distributions and made net repayments on our credit facility of $10.0 million. For the nine months ended September 30, 2016, we paid $62.2 million in distributions, made net borrowings of $96.1 million primarily to fund our Franchised Holiday Stores and State Oil Assets acquisitions, and purchased $3.3 million in common units under our common unit purchase program.

Distributions

Distribution activity for 2017 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2016	February 6, 2017	February 13, 2017	$0.6125	$20,534
March 31, 2017	May 8, 2017	May 15, 2017	$0.6175	$20,826
June 30, 2017	August 7, 2017	August 14, 2017	$0.6225	$21,079
September 30, 2017	November 6, 2017	November 13, 2017	$0.6275	$21,326

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

IDRs

During the three and nine months ended September 30, 2017, we distributed $1.1 million and $3.2 million to CST / Couche-Tarde with respect to the IDRs, respectively.

Expiration of the Subordination Period

In accordance with the terms of the Partnership Agreement, on February 25, 2016, the first business day after the payment of the fourth quarter 2015 distribution of $0.5925 per unit, the subordination period under the Partnership Agreement ended. At that time, each of the 7,525,000 outstanding subordinated units converted into one common unit and now participates in distributions pro rata with other common units.

Debt

As of September 30, 2017, our consolidated debt and capital lease obligations consisted of the following (in thousands):

$550 million revolving credit facility	$431,484
Note payable	779
Capital lease obligations	27,728
Total debt and capital lease obligations	459,991
Current portion	2,884
Noncurrent portion	457,107
Deferred financing fees	(2,334)
Noncurrent portion, net of deferred financing fees	$454,773

Our revolving credit facility is secured by substantially all of our assets. Our borrowings under the revolving credit facility had a weighted-average interest rate of 4.24% as of September 30, 2017 (LIBOR plus an applicable margin, which was 3.00% as of September 30, 2017). Letters of credit outstanding at September 30, 2017 totaled $6.5 million. The amount of availability under the revolving credit facility at November 3, 2017, after taking into consideration debt covenant restrictions, was $55.2 million. In connection with future acquisitions, the revolving credit facility requires, among other things, that we have, after giving effect to such acquisition, at least $20 million in the aggregate of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. We are required to maintain a total leverage ratio (as defined in the revolving credit facility) for the most recently completed four fiscal quarters of less than or equal to 4.50: 1.00, except for the first three full fiscal quarters following a material acquisition, generally defined as an acquisition with a purchase price of at least $30.0 million, with a ratio of 5.00: 1.00, and a consolidated interest coverage ratio (as defined in the revolving credit facility) of greater than or equal to 2.75: 1.00. The computation of our total leverage ratio allows for a pro forma application of the EBITDA (as defined in the revolving credit facility) of acquired entities and was 4.03: 1.00 as of September 30, 2017. As of September 30, 2017, we were in compliance with these financial covenant ratios.

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

The following table outlines our consolidated capital expenditures and acquisitions for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Sustaining capital	$1,287	$538
Growth	8,888	11,029
Acquisitions	2,779	97,073
Total capital expenditures and acquisitions	$12,954	$108,640

Other Matters Impacting Liquidity and Capital Resources

Concentration of Customers

For the nine months ended September 30, 2017, we distributed approximately 14% of our total wholesale distribution volumes to DMS and its affiliates and DMS and its affiliates accounted for approximately 23% of our rental income. For the nine months ended September 30, 2017, we distributed 8% of our total wholesale distribution volume to CST retail sites that are not supplied by CST Fuel Supply and received 22% of our rental income from CST. For more information regarding transactions with DMS and its affiliates and CST, see Note 8 of the Condensed Notes to Consolidated Financial Statements.

For the nine months ended September 30, 2017, we received 9% of our rental income from a lessee dealer that operates certain of the retail sites acquired through the PMI and One Stop acquisitions.

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

New Accounting Policies

In May 2014, the FASB issued ASU 2014-09–Revenue from Contracts with Customers (Topic 606), which results in comprehensive new revenue accounting guidance, requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and develops a common revenue standard under U.S. GAAP and International Financial Reporting Standards. Specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. With the issuance of ASU 2015-14, which deferred the effective date by one year, this guidance is effective January 1, 2018. The guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. Although management continues to evaluate the impact of adopting this new guidance, we have completed an assessment and to date, have not identified any material impact on the financial statements, although it will affect disclosures. This guidance is expected to apply to over 90% of our revenues as the only primary revenue stream outside the scope of this guidance is rental income. We anticipate using the modified retrospective method of adoption.

In February 2016, the FASB issued ASU 2016-02–Leases (Topic 842). This standard modifies existing guidance for reporting organizations that enter into leases to increase transparency by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. Management continues to evaluate the impact of this new guidance, but the adoption will have a material impact on our balance sheet as we will be required to recognize right-of-use assets and lease liabilities for operating leases. We do not anticipate adopting this guidance early. We intend to apply each of the practical expedients in adopting this new guidance.

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

Interest Rate Risk

As of September 30, 2017, we had $431.5 million outstanding on our revolving credit facility. Our outstanding borrowings bear interest at LIBOR plus an applicable margin, which was 3.00% at September 30, 2017. Our borrowings had a weighted-average interest rate at September 30, 2017 of 4.24%. A one percentage point change in our average rate would impact annual interest expense by approximately $4.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this quarterly report included in Note 9 of the Condensed Notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There were no material changes in risk factors for the company in the period covered by this report. See the risk factors disclosed in the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2016.

ITEM 2. UNRESGISTERED SALES OF EQUITY SECURITIES

Management Fee Issuance

As discussed in Note 8 to Item 1 in Part I above, on February 28, 2017, May 10, 2017 and August 9, 2017, CrossAmerica issued 171,039, 128,983, and 124,003 common units to a subsidiary of CST/Couche-Tard as partial payment for the amounts incurred for the fourth quarter of 2016, the first quarter of 2017 and the second quarter of 2017 respectively, under the terms of the Amended Omnibus Agreement. This issuance of common units was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	Award Agreement for Phantom Units for Non-Employee Directors with distribution equivalent rights

10.2	Asset Purchase Agreement dated August 4, 2017, by and among CrossAmerica Partners LP and Jet-Pep, Inc. and other persons listed as signatories in the Purchase Agreement

31.1 *	Certification of Principal Executive Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 *	Certification of Principal Financial Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*†	Certification of Principal Executive Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

32.2*†	Certification of Principal Financial Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

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

Date: November 7, 2017