Form 10-K
period 2017-12-31
CrossAmerica Partners LP
filed 2018-02-27
CIK 1538849

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File No. 001-35711

CROSSAMERICA PARTNERS LP

(Exact name of registrant as specified in its charter)

Delaware	45-4165414
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

515 Hamilton Street, Suite 200 Allentown, PA	18101 (Zip Code) (610) 625-8000
(Address of Principal Executive Offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common units representing limited partner interests, $0.01 par value per share listed on the New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $479.4 million based on the last sales price quoted as of June 30, 2017 on the New York Stock Exchange, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 21, 2018, the registrant had outstanding 34,111,461 common units.

Documents Incorporated by Reference: None.

PART I

COMMONLY USED DEFINED TERMS

The following is a list of certain acronyms and terms generally used in the industry and throughout this document:

CrossAmerica Partners LP and subsidiaries:

CrossAmerica Partner LP	CrossAmerica, the Partnership, we, us, our

LGP Operations LLC	a wholly owned subsidiary of the Partnership

LGW	Lehigh Gas Wholesale LLC

LGPR	LGP Realty Holdings LP

LGWS	Lehigh Gas Wholesale Services, Inc. and subsidiaries

CrossAmerica Partners LP related and affiliated parties:

Circle K	Circle K Stores Inc., a Texas corporation, and a wholly owned subsidiary of Couche-Tard

Couche-Tard	Alimentation Couche-Tard Inc. (TSX: ATD.A ATD.B)
Couche-Tard Board	the Board of Directors of Couche-Tard

CST	CST Brands, LLC and subsidiaries, indirectly owned by Circle K

DMI	Dunne Manning Inc., an entity affiliated with Joseph V. Topper, Jr., a member of the Board, and a related party and large holder of our common units.

DMR	Dunne Manning Realty LP, an entity affiliated with Joseph V. Topper, Jr., a member of the Board and a related party.

DMS

Dunne Manning Stores LLC (formerly known as Lehigh Gas-Ohio, LLC), an entity associated with the family of Joseph V. Topper, Jr., a member of the Board and a related party. DMS is an operator of retail motor fuel stations. DMS leases retail sites from us in accordance with a master lease agreement with us and DMS purchases substantially all of its motor fuel for these sites from us on a wholesale basis under rack plus pricing. The financial results of DMS are not consolidated with ours.

General Partner	CrossAmerica GP LLC, the General Partner of CrossAmerica, a Delaware limited liability company.

CST Fuel Supply	CST Fuel Supply LP is the parent of CST Marketing and Supply. As of December 31, 2017, our total limited partner interest in CST Fuel Supply was 17.5%.

CST Marketing and Supply

CST Marketing and Supply, LLC, CST’s wholesale motor fuel supply business, which provides wholesale fuel distribution to the majority of CST’s U.S. retail convenience stores on a fixed markup per gallon.

CST Services	CST Services, LLC, a wholly owned subsidiary of Circle K

Topper Group	Joseph V. Topper, Jr., collectively with those of his affiliates and family trusts that have ownership interests in our Predecessor Entities, including DMI

Topstar	Topstar Enterprises, an entity affiliated with Joseph V. Topper, Jr. Topstar is an operator of convenience stores that leases retail sites from us, but does not purchase fuel from us.

Recent Acquisitions:

PMI	Petroleum Marketers, Inc., acquired in April 2014

Nice N Easy Assets	The assets acquired from Nice N Easy Grocery Shoppes in November 2014

Landmark Assets	The assets acquired from Landmark Industries in January 2015

Erickson	Erickson Oil Products, Inc., acquired in February 2015

One Stop	M&J Operations, LLC, acquired in July 2015

Franchised Holiday Stores	The franchised Holiday stores acquired in March 2016

State Oil Assets	The assets acquired from State Oil Company in September 2016

Jet-Pep Assets	The assets acquired from Jet-Pep, Inc. in November 2017

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

DTW	Dealer tank wagon contracts, which are variable cent per gallon priced wholesale motor fuel distribution or supply contracts; DTW also refers to the pricing methodology under such contracts

EBITDA	Earnings before interest, taxes, depreciation, amortization and accretion, a non-GAAP financial measure

EICP	The Partnership’s Lehigh Gas Partners LP Executive Income Continuity Plan, as amended

Exchange Act	Securities Exchange Act of 1934, as amended

ExxonMobil	ExxonMobil Corporation

FASB	Financial Accounting Standards Board

Form 10-K	CrossAmerica’s Annual Report on Form 10-K for the year ended December 31, 2017

FTC	U.S. Federal Trade Commission

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

GP Purchase	CST’s purchase from DMI (formerly known as Lehigh Gas Corporation) of 100% of the membership interests in the sole member of the General Partner

IDRs

Incentive Distribution Rights represent the right to receive an increasing percentage of quarterly distributions after the target distribution levels have been achieved, as defined in our Partnership Agreement. Circle K is the indirect owner of 100% of the outstanding IDRs of CrossAmerica.

IDR Purchase

CST’s purchase of all of the membership interests in limited liability companies formed by the 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. and the 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr., which owned all of the IDRs in CrossAmerica (formerly known as Lehigh Gas Partners LP).

Internal Revenue Code	Internal Revenue Code of 1986, as amended

IPO	Initial public offering of CrossAmerica Partners LP on October 30, 2012

IRS	Internal Revenue Service

LIBOR	London Interbank Offered Rate

Merger	The merger of Ultra Acquisition Corp. with CST, with CST surviving the merger as a wholly owned subsidiary of Circle K, which closed on June 28, 2017. See Merger Agreement below

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

Predecessor Entities	Wholesale distribution business of DMS and real property and leasehold interests contributed in connection with the IPO

QSR	Quick service restaurant

Retail site	A general term to refer to convenience stores, including those operated by commission agents, independent dealers, Circle K, DMS or lessee dealers, as well as company operated sites

RIN	Renewable identification number, an identifier used by governmental agencies to track a specific batch of renewable fuel

SEC	U.S. Securities and Exchange Commission

Tax Cuts and Jobs Act	On December 22, 2017, the U.S. government enacted tax legislation formally known as Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act

Terms Discounts

Discounts for prompt payment and other rebates and incentives from our suppliers for a majority of the gallons of motor fuel purchased by us, which are recorded within cost of sales. Prompt payment discounts are based on a percentage of the purchase price of motor fuel.

U.S. GAAP	U.S. Generally Accepted Accounting Principles

UST	Underground storage tanks

Valero	Valero Energy Corporation and, where appropriate in context, one or more of its subsidiaries, or all of them taken as a whole

WTI	West Texas Intermediate crude oil

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

You should consider the areas of risk described above, as well as those set forth in the section entitled “Risk Factors” included in this Form 10-K, in connection with considering any forward-looking statements that may be made by us and our businesses generally. We cannot assure you that projected results or events reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements included in this report are made as of the date of this report. We undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events after the date of this report.

ITEMS 1., 1A. and 2. BUSINESS, RISK FACTORS AND PROPERTIES

Overview

We are a Delaware limited partnership primarily engaged in the wholesale distribution of motor fuel and the ownership and leasing of real estate used in the retail distribution of motor fuel. We also generate revenues from the operation of retail sites.

On June 28, 2017, a wholly owned subsidiary of Circle K, merged with and into CST, with CST surviving the Merger as an indirect, wholly owned subsidiary of Circle K. Circle K is a wholly owned subsidiary of Couche-Tard.

As a result of the Merger, Circle K indirectly owns all of the membership interests in the sole member of our General Partner, as well as a 21.1% limited partner interest in the Partnership and all of the outstanding IDRs of the Partnership. Circle K, through its indirect ownership interest in the sole member of our General Partner, has the ability to appoint all of the members of the Board and to control and manage the operations and activities of the Partnership.

Our principal executive offices address is 515 Hamilton Street, Suite 200, Allentown, PA 18101, and our telephone number is (610) 625-8000. Our common units trade on the NYSE under the ticker symbol “CAPL.”

The financial statements reflect the consolidated results of the Partnership and its wholly owned subsidiaries. Our primary operations are conducted by the following consolidated wholly owned subsidiaries:

•	LGW, which distributes motor fuels on a wholesale basis and generates qualified income under Section 7704(d) of the Internal Revenue Code;
•	LGPR, which functions as the real estate holding company of CrossAmerica and holds assets that generate qualified rental income under Section 7704(d) of the Internal Revenue Code; and
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

We conduct our business through two operating segments, Wholesale and Retail. As of December 31, 2017, we distributed motor fuel to over 1,200 sites located in 31 states (Alabama, Arizona, Arkansas, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Vermont, Virginia, West Virginia and Wisconsin).

In 2015, we issued our common units as consideration in the purchase of equity interests in CST Fuel Supply and the real property associated with certain of CST’s NTI retail sites. In addition, we also issued, and may continue to issue, common units as payment to Circle K for charges and expenses incurred by us under the Amended Omnibus Agreement. There is no obligation for Circle K to accept common units representing limited partner interests in lieu of cash for amounts due under the Amended Omnibus Agreement. CST also acquired our common units through open market purchases from September 2015 through December 2015. At December 31, 2017, Circle K indirectly owned 21.1% of our limited partner interests.

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

Couche-Tard’s internet website is corpo.couche-tard.com/en. Information on this website is not part of this Form 10-K. Annual and quarterly reports are available on this website free of charge. In this same location, Couche-Tard also posts its corporate governance guidelines, code of ethics and conduct and a description of the committees of the Couche-Tard Board. These documents are available in print to any stockholder that makes a written request to Alimentation Couche-Tard, Inc. Attn: Corporate Secretary, 4204 Industrial Boulevard, Laval, Quebec, Canada H7L 0E3.

Operations

Wholesale Segment

Our primary operation is the wholesale distribution of motor fuel. Our Wholesale segment generated 2017 revenues of $1.9 billion. We are one of the ten largest independent distributors by motor fuel volume in the United States for ExxonMobil, BP and Shell, and we also distribute Chevron, Sunoco, Valero, Gulf, Citgo, Marathon and Phillips 66-branded motor fuels (approximately 86% of the motor fuel we distributed during 2017 was branded). We receive a fixed mark-up per gallon of motor fuel on approximately 85% of gallons sold to our customers. The remaining gallons are primarily DTW priced contracts with our customers. These contracts provide for variable, market based pricing. An increase in DTW gross profit results from the acquisition cost of wholesale motor fuel declining at a faster rate as compared to the rate retail motor fuel prices decline. Conversely, our DTW motor fuel gross profit declines when the cost of wholesale motor fuel increases at a faster rate as compared to the rate retail motor fuel prices increase.

Regarding our supplier relationships, a majority of our total gallons of motor fuel purchased are subject to discounts for prompt payment and other rebates and incentives, which are recorded within cost of sales. Prompt payment discounts are based on a percentage of the purchase price of motor fuel. As such, the dollar value of these discounts increase and decrease corresponding with motor fuel prices. Therefore, in periods of lower wholesale motor fuel prices, our gross profit is negatively affected and, in periods of higher wholesale motor fuel prices, our gross profit is positively affected (as it relates to these discounts). Based on our current volumes, we estimate a $10 per barrel change in the price of crude oil would impact our overall annual wholesale motor fuel gross profit by approximately $2 million related to these payment discounts.

The following table highlights the aggregate volume of motor fuel distributed by our Wholesale segment to each of our principal customer groups by gallons sold for the periods (in millions):

	Gallons of Motor Fuel Distributed Year Ended December 31,			Wholesale Fuel Distribution Sites End of Year
	2017	2016	2015	2017	2016	2015
Independent dealers (a)	346.2	362.3	418.1	384	403	370
Lessee dealers	309.6	268.4	169.7	438	420	290
DMS	138.4	164.6	177.6	146	153	191
Circle K	78.1	78.9	77.3	43	43	43
Commission agents	86.3	75.7	75.6	181	95	66
Company operated retail sites	73.4	84.7	133.1	70	73	115
Total	1,032.0	1,034.6	1,051.4	1,262	1,187	1,075

(a)	Gallons distributed to independent dealers include gallons distributed to subwholesalers and commercial accounts, which are not included in the site counts reported above.

Independent Dealer Sites

•	The independent dealer owns or leases the property and owns all motor fuel and convenience store inventory.
•	We contract to exclusively distribute motor fuel to the independent dealer at a fixed mark-up per gallon or, in some cases, DTW.
•	Distribution contracts with independent dealers are typically seven to 10 years in length.
•	As of December 31, 2017, the average remaining distribution contract term was 5.7 years.

Lessee Dealer Sites

•	We own or lease the property and then lease or sublease the site to a dealer.
•	The lessee dealer owns all motor fuel and retail site inventory and sets its own pricing and gross profit margins.
•	We collect wholesale motor fuel margins at a fixed mark-up per gallon or, in some cases, DTW.
•	Under our distribution contracts, we agree to supply a particular branded motor fuel or unbranded motor fuel to a site or group of sites and arrange for all transportation.
•	Exclusive distribution contracts with dealers who lease property from us run concurrent in length to the retail site’s lease period (generally three to 10 years).

•	Leases are generally triple net leases.
•	As of December 31, 2017, the average remaining lease agreement term was 3.7 years.

DMS Sites

•	We own or lease the property and then lease or sublease the site to DMS.
•	We entered into a 15-year motor fuel distribution agreement with DMS pursuant to which we distribute to DMS motor fuel at a fixed mark-up per gallon.
•	We entered into 15-year triple-net lease agreements with DMS pursuant to which DMS leases sites from us.
•	DMS owns motor fuel and retail site inventory and sets its own pricing and gross profit margin.
•	As of December 31, 2017, the average remaining term on our motor fuel distribution agreements with DMS was 9.8 years. The average remaining term on our lease agreements with DMS was 10.3 years.

Circle K Sites

•

In conjunction with the joint acquisitions of Nice N Easy Assets in 2014 and Landmark Assets with CST in 2015, we own the property and lease the retail sites to Circle K. Concurrently with these acquisitions, we entered into a 10-year motor fuel distribution agreement with CST, pursuant to which we distribute to Circle K motor fuels at a fixed mark-up per gallon.

•	We lease sites to Circle K under a 10-year triple-net master lease agreement.
•	Circle K owns all motor fuel and retail site inventory and sets its own pricing and gross profit margin.
•	As of December 31, 2017, the remaining term on our fuel distribution agreement was 6.9 years. The average remaining term on our lease agreements with Circle K was 7.1 years.

Rental Income

We also generate revenues through leasing or subleasing our real estate. We own or lease real and personal property and we lease or sublease to tenants, the substantial majority of which are wholesale customers as described above. As such, we manage our real estate leasing activities congruently with our Wholesale segment. We own approximately 59% of our properties that we lease to our dealers or utilize in our retail business. Our lease agreements with third party landlords have an average remaining lease term of 6.2 years as of December 31, 2017. Not all of the rental income we earn is a qualified source of income under Section 7704(d) of the Internal Revenue Code. Rental income from Circle K is not qualifying income under Section 7704(d) of the Internal Revenue Code.

The following table presents rental income (in thousands), including rental income from commission agents that is included in the Retail segment, and the number of sites from which rental income was generated:

	Rental Income Year Ended December 31,			Sites from which Rental Income was Generated End of Year
	2017	2016	2015	2017	2016	2015
Total	$86.3	$80.6	$65.4	885	810	691

CST Fuel Supply

As of December 31, 2017, our total limited partner interest in CST Fuel Supply was 17.5%. We receive pro rata distributions from CST Fuel Supply related to CST Marketing and Supply’s distribution of motor fuel to the majority of CST’s U.S. retail sites.

Retail Segment

Our Retail segment generated 2017 revenues of $492 million. We own or lease and operate retail sites. Subsequent to an acquisition, we evaluate the eventual long-term operation of each retail site acquired: (a) to be converted into a lessee dealer or (b) other strategic alternatives, including selling the site to Circle K for them to operate as a retail site. By converting retail sites into lessee dealers, we continue to benefit from motor fuel distribution volumes as well as rental income from lease or sublease arrangements while reducing operating expenses. For the year ended December 31, 2017, we converted three company operated retail sites in our Retail segment to lessee dealers in our Wholesale segment. As of December 31, 2017, we continue to operate 71 retail sites, including one liquor store to which we do not distribute fuel on a wholesale basis.

Commission Sites

•	We own or lease the property and then lease or sublease the site to the commission agent, who pays rent to us and operates all the non-fuel related operations at the sites for its own account.
•	We own the motor fuel inventory at the sites, set the motor fuel pricing at the sites, and generate revenue from the retail sale of motor fuels to the end customer.
•	We pay the commission agent a commission for each gallon of motor fuel sold at the site.
•

LGW distributes motor fuel on a wholesale basis to LGWS, which owns the motor fuel inventory and distributes motor fuel to commission sites. LGW records qualifying wholesale motor fuel distribution gross income and LGWS records the non-qualifying retail gross income.

•	As of December 31, 2017, the average remaining motor fuel distribution and lease agreement term was 1.6 years.

Company Operated Sites

•	We own or lease the property, operate the retail site and retain all profits from motor fuel and retail site operations.

•	We own the motor fuel inventory at the sites and set the motor fuel pricing at the sites.

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

The following chart depicts how motor fuel is procured and distributed to our customer groups and how convenience merchandise items are procured and distributed to our company operated retail sites. The chart also depicts the relationship of our real estate activities to our customer groups.

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

Our business strategy to achieve our objective of paying and, over time, increasing our quarterly cash distributions, is focused on the following key initiatives:

•

Expand within and beyond our existing markets through acquisitions, either on our own or as joint acquisitions with Circle K, as demonstrated by the Jet-Pep Assets acquisition. Since our IPO and through February 21, 2018, we have completed acquisitions for a total of approximately 600 fee and leasehold sites for total consideration of approximately $1.0 billion;

•	Enhance our real estate business’ cash flows by owning or leasing sites in prime locations;
•	Increase our Wholesale segment by expanding market share;
•	Maintain strong relationships with major integrated oil companies and refiners;
•	Convert company operated retail sites to lessee dealer sites to provide for more stable cash flows and maximize qualified income; and
•

As part of our business strategy with Circle K, we intend, when favorable market conditions exist and pending approval by the Board’s independent conflicts committee and our Board, and the approval of the Couche-Tard Board, as applicable, and mutual agreement upon terms and other conditions, to purchase certain assets from Circle K, which could include a portion of the independent dealer and lessee dealer wholesale business of Circle K and certain non-core retail convenience sites of Circle K with the intent to convert them to lessee dealer sites.

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

Supplier Arrangements

We distribute Branded Motor Fuel under the Exxon, Mobil, BP, Shell, Chevron, Sunoco, Valero, Gulf, Citgo, Marathon and Phillips 66 brands to our customers. Branded Motor Fuels are purchased from major integrated oil companies and refiners under supply agreements. For the year ended December 31, 2017, our Wholesale segment purchased approximately 28%, 27% and 16% of its motor fuel from ExxonMobil, BP and Motiva, respectively. We purchase the motor fuel at the supplier’s applicable terminal rack price, which typically changes daily. Certain suppliers offer volume rebates or incentive payments to drive volumes and provide an incentive for branding new locations. Certain suppliers require that all or a portion of any such incentive payments be repaid to the supplier in the event that the sites are rebranded within a stated number of years. We also purchase unbranded motor fuel for distribution at a rack price. As of December 31, 2017, our supply agreements had a weighted-average remaining term of approximately 1.6 years.

We purchase fuel supplied to sites acquired in our Jet-Pep Asset acquisition from Circle K. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit” for additional discussion of the terms under which this fuel is purchased from Circle K.

Competition

Our Wholesale segment competes with other motor fuel distributors. Major competitive factors for us include, among others, customer service, price and quality of service and availability of products.

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

Environmental Laws and Regulations

We are subject to extensive federal, state and local environmental laws and regulations, including those relating to USTs, the release or discharge of materials into the air, water and soil, waste management, pollution prevention measures, storage, handling, use and disposal of hazardous materials, the exposure of persons to hazardous materials, greenhouse gas emissions, and characteristics, composition, storage and sale of motor fuel and the health and safety of our employees. We incorporate by reference into this section our disclosures included in Note 2 under the captions “Environmental Matters” and “Asset Retirement Obligations” and Note 10 under the caption “Asset Retirement Obligations” to the financial statements.

Other Regulatory Matters

Our retail sites are subject to regulation by federal, state, and/or local agencies and to licensing and regulations by state and local health, sanitation, safety, fire and other departments relating to the development and operation of retail sites, including regulations relating to zoning and building requirements and the preparation and sale of food.

Our retail sites are also subject to federal, state and/or local laws governing such matters as wage rates, overtime, working conditions and citizenship requirements. At the federal, state and local levels where we operate, there are proposals under consideration from time to time to increase minimum wage rates and modify or restrict immigration policies.

Employees

The General Partner manages our operations and activities, Under the Amended Omnibus Agreement, employees of Circle K provide management services to us. As of December 31, 2017, pursuant to the Amended Omnibus Agreement, 92 employees of Circle K provided exclusive management services to us.

As of December 31, 2017, we had 604 employees who provide services to our Retail segment, all of whom are employed by one of our subsidiaries.

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

We may not have sufficient cash each quarter to pay quarterly distribution at current levels or at all.

The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	demand for motor fuel products in the markets we serve, including seasonal fluctuations, and the margin per gallon we earn selling and distributing motor fuel;
•	the wholesale price of motor fuel and its impact on the payment discounts we receive;
•	seasonal trends in the industries in which we operate;
•	the impact that severe storms could have to our suppliers’ operations;
•	competition from other companies that sell motor fuel products or operate retail sites in our targeted market areas;
•	the inability to identify and acquire suitable sites or to negotiate acceptable leases for such sites;
•	the potential inability to obtain adequate financing to fund our expansion;
•	the level of our operating costs, including the amount and manner in which payments to Circle K are made under the Amended Omnibus Agreement;
•	prevailing economic conditions;
•	regulatory actions affecting the supply of or demand for motor fuel, our operations, our existing contracts or our operating costs; and
•	volatility of prices for motor fuel.

In addition, the actual amount of cash we will have available for distribution will depend on other factors such as:

•	the level of capital expenditures we make;
•	the restrictions contained in our credit facility;
•	our debt service requirements;
•	the cost of acquisitions;
•	fluctuations in our working capital needs;
•	our ability to borrow under our credit facility to make distributions to our unitholders; and
•	the amount, if any, of cash reserves established by our General Partner in its discretion.

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

Given Couche-Tard’s size and the magnitude of its acquisitions and our joint acquisitions with them, we may be subject to FTC review and be required to divest sites even in transactions with which we are not involved.

One of our business strategies is to expand within and beyond our existing locations through acquisitions, either on our own or through joint acquisitions with Couche-Tard. The FTC may review these acquisitions and, in certain cases, we or Couche-Tard may enter into consent decrees to remedy the FTC’s competitive concerns, including by divesting sites. The FTC may not view us as an independent competitor of Couche-Tard for purposes of its substantive antitrust analysis. As a result, FTC consent decrees may require us to make divestitures, even if the transaction is solely a Couche-Tard acquisition. Similarly, Couche-Tard, as the owner of our General Partner, may not support acquisitions that may result in overlaps between the target company and Couche-Tard assets. Further, the possibility of an extended FTC review, which may result in divestiture requests may render potential acquisitions uneconomic or put us at a disadvantage as compared to other bidders. In addition, FTC reviews are costly, potentially adding significant transaction costs, and may negatively impact or delay the execution of our acquisition strategy.

Volatility in crude oil and wholesale motor fuel costs affect our business, financial condition and results of operations and our ability to make distributions to unitholders.

For the year ended December 31, 2017, motor fuel revenues accounted for 91% of our total revenues and motor fuel gross profit accounted for 41% of total gross profit. Wholesale motor fuel costs are directly related to, and fluctuate with, the price of crude oil. Volatility in the price of crude oil, and subsequently wholesale motor fuel prices, is caused by many factors, including general political conditions, acts of war or terrorism, instability in oil producing regions, particularly in the Middle East and South America, and the value of U.S. dollars relative to other foreign currencies, particularly those of oil producing nations. In addition, the supply of motor fuel and our wholesale purchase costs could be adversely affected in the event of a shortage or oversupply of product, which could result from, among other things, interruptions of fuel production at oil refineries, new supply sources, sustained increases or decreases in global demand or the fact that our motor fuel contracts do not guarantee an uninterrupted, unlimited supply of motor fuel.

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

Oil prices, wholesale motor fuel costs, motor fuel sales volumes, motor fuel gross profits and merchandise sales often experience seasonal fluctuations. For example, consumer demand for motor fuel typically increases during the summer driving season and typically falls during the winter months. Travel, recreation and construction are typically higher in these months in the geographic areas in which we operate, increasing the demand for motor fuel and merchandise that we sell. Therefore, our revenues are typically higher in the second and third quarters of our fiscal year. A significant change in any of these factors, including a significant decrease in consumer demand (other than typical seasonal variations), could materially affect our motor fuel and merchandise volumes, motor fuel gross profit and overall customer traffic, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

A significant portion of our sales at our company operated retail sites involve payment using credit or debit cards. We are assessed fees as a percentage of transaction amounts and not as a fixed dollar amount or percentage of our gross profits. Higher motor fuel prices result in higher credit and debit card expenses, and an increase in credit or debit card use or an increase in fees would have a similar effect. Therefore, credit and debit card fees charged on motor fuel purchases that are more expensive as a result of higher motor fuel prices are not necessarily accompanied by higher gross profits. In fact, such fees may cause lower gross profits. Lower gross profits on motor fuel sales caused by higher fees may decrease our overall gross profit and could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

A tightening of credit in the financial markets or an increase in interest rates may make it more difficult for wholesale customers and suppliers to obtain financing and, depending on the degree to which it occurs, there may be a material increase in the nonpayment or other nonperformance by our customers and suppliers. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with these third parties. A material increase in the nonpayment or other nonperformance by our wholesale customers and/or suppliers could adversely affect our business, financial condition, results of operations and cash available for distribution to our unitholders.

Changes in consumer behavior and travel as a result of changing economic conditions, labor strikes or otherwise could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

In the retail motor fuel industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for commercial truck traffic and trends in travel and weather. Changes in economic conditions generally, or in the regions in which we operate, could adversely affect consumer spending patterns and travel in our markets. In particular, weakening economic conditions may result in decreases in miles driven and discretionary consumer spending and travel, which affect spending on motor fuel and convenience items. In addition, changes in the types of products and services demanded by consumers or labor strikes in the construction industry or other industries that employ customers who visit our stores, may adversely affect our sales and gross profit. Additionally, negative publicity or perception surrounding motor fuel suppliers could adversely affect reputation and brand image, which may negatively affect our motor fuel sales and gross profit. Similarly, advanced technology and increased use of hybrid cars or cars using alternative fuels would reduce demand for motor fuel. Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demands and preferences while continuing to sell products and services that remain relevant to the consumer and thus will positively impact overall merchandise gross profit.

Laws, regulations, technological, political and scientific developments regarding climate change and fuel efficiency may decrease demand for motor fuel.

Developments aimed at reducing greenhouse gas emissions’ contribution to climate change may decrease the demand or increase the cost for our major product, petroleum-based motor fuel. Attitudes toward this product and its relationship to the environment may significantly affect our effectiveness in marketing our product and sales. Government efforts to steer the public toward non-petroleum-based fuel dependent modes of transportation may foster a negative perception toward motor fuel or increase costs for our product, thus affecting the public’s attitude toward our major product. New technologies that increase fuel efficiency or offer alternative vehicle power sources or laws or regulations to increase fuel efficiency, reduce consumption or offer alternative vehicle power sources may result in decreased demand for petroleum-based motor fuel. We may also incur increased costs for our product, which we may not be able to pass along to our customers. These developments could potentially have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

Future tobacco legislation, campaigns to discourage smoking, increased use of tobacco alternatives, increases in tobacco taxes and wholesale cost increases of tobacco products could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

Sales of tobacco products have historically accounted for a significant portion of our total sales of retail site merchandise. Increases in wholesale cigarette costs and tax increases on tobacco products, as well as future legislation, national and local campaigns to discourage smoking in the U.S., and increased use of tobacco alternatives such as electronic cigarettes, may have an adverse effect on the demand for tobacco products and therefore reduce our revenues and profits. Competitive pressures in our markets can make it difficult to pass price increases on to our customers. These factors could materially and adversely affect our retail price of cigarettes, cigarette unit volume and sales, merchandise gross profit and overall customer traffic. Reduced sales of tobacco products or smaller gross profits on the sales we make could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

Currently, major cigarette manufacturers offer substantial rebates to retailers. We include these rebates as a component of our gross profit. In the event these rebates are no longer offered, or decreased, our profit from cigarette sales will decrease accordingly. In addition, reduced retail display allowances on cigarettes offered by cigarette manufacturers negatively affect gross profits. These factors could materially affect our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

If a portion of our workforce were to create or become part of a labor union, we could be forced to increase our compensation levels in order to avoid work disruptions or stoppages. Any appreciable increase in the statutory minimum wage or unionization of our workforce could result in an increase in our labor costs and such cost increase, or the penalties for failing to comply with such statutory minimums, could adversely affect our business, financial condition, results of operations and cash available for distribution to our unitholders.

Further, the Affordable Care Act requires us to provide additional health insurance benefits to our employees, or health insurance coverage to additional employees, and has increased our costs and expenses.

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

Regulations related to wages and other compensation affect our business. Any appreciable increase in applicable employment laws and regulations, including the statutory minimum wage, exemption levels or overtime regulations could result in an increase in labor costs and such cost increase, or the penalties for failing to comply with such statutory minimums, could adversely affect our business, financial condition, results of operations and cash available for distribution to our unitholders.

Further, the Affordable Care Act and related reforms make and will continue to make sweeping and fundamental changes to the U.S. health care system. This requires us to provide additional health insurance benefits to the employees providing services to us, or health insurance coverage to additional employees, and as a result may increase our costs and expenses. In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations. This includes potential changes in tax laws or the interpretation of tax laws relating to incentive compensation such as profit interests. Changes in such legislation, regulation or interpretation could have an adverse effect on our incentive compensation structures and thereby could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

Any changes in the employment, benefit plan, tax or labor laws or regulations described above or new regulations proposed from time to time, could have a material adverse effect on our employment practices, our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

Additionally, such funds may have eligibility requirements that not all of our sites will meet. To the extent state funds or other responsible parties do not pay or delay payments for remediation, we will be obligated to make these payments, which, in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders. We can give no assurance that these funds or responsible third parties are or will continue to remain viable.

Motor fuel operations present risks of soil and groundwater contamination. In the future, we may incur substantial expenditures for remediation of contamination that has not been discovered at existing locations or locations which we may acquire. We regularly monitor our facilities for environmental contamination and record liabilities on our financial statements to cover potential environmental remediation and compliance costs when probable to occur and reasonably estimable. However, we can make no assurance that the liabilities we have recorded are the only environmental liabilities relating to our current and former locations, that material environmental conditions not known to us do not exist, that future laws or regulations will not impose material environmental liability on us or that our actual environmental liabilities will not exceed our reserves. In addition, failure to comply with any environmental regulations or an increase in regulations could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

Unfavorable weather conditions could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

Our retail sites are located in regions throughout the U.S. that are susceptible to certain severe weather events , such as hurricanes, flooding, severe thunderstorms, snowstorms, tornadoes and extreme heat and cold. Inclement weather conditions could damage our facilities, our suppliers or could have a significant impact on consumer behavior, travel and retail site traffic patterns, as well as our ability to operate our retail sites. We could also be affected by regional occurrences, such as energy shortages or increases in energy prices, fires or other natural disasters. Besides these more obvious consequences of severe weather, our ability to insure these locations and the related cost of such insurance could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

We could be adversely affected if we are not able to attract and retain a strong management team.

We are dependent on our ability to attract and retain a strong management team. If, for any reason, we are not able to attract and retain qualified senior personnel, our business, financial condition, results of operations and cash flows could be adversely affected. We also are dependent on our ability to recruit qualified retail site and field managers. Failure to attract and retain these individuals at reasonable compensation levels could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

We depend on three principal suppliers for the majority of our motor fuel. A disruption in supply or a change in our relationship with any one of them could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

ExxonMobil, BP and Motiva collectively supplied approximately 71% of our motor fuel purchases in 2017. We purchased approximately 28%, 27% and 16% of our motor fuel from ExxonMobil, BP and Motiva, respectively. A change of motor fuel suppliers, a disruption in supply or a significant change in pricing with any of these suppliers could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

We rely on our suppliers to provide trade credit terms to adequately fund our on-going operations.

Our business is impacted by the availability of trade credit to fund motor fuel purchases and inventory purchases of our retail sites. An actual or perceived downgrade in our liquidity or operations could cause our suppliers to seek credit support in the form of additional collateral, limit the extension of trade credit or otherwise materially modify their payment terms. Any material changes in the payments terms, including payment discounts, or availability of trade credit provided by our principal suppliers could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

We store motor fuel in storage tanks at our retail sites. These operations are subject to significant hazards and risks inherent in storing and transporting motor fuel. These hazards and risks include, but are not limited to, fires, explosions, traffic accidents, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally imposed fines or cleanup obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others. Any such event could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

We depend on third party transportation providers for the transportation of substantially all of our motor fuel. Thus, a change of providers or a significant change in our relationship with any of these providers could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

Substantially all of the motor fuel we distribute is transported from motor fuel terminals to gas stations by third party carriers. A change of transportation providers, a disruption in service or a significant change in our relationship with any of these transportation carriers could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

We are subject to federal, state and local laws and regulations that govern the product quality specifications of the motor fuel that we distribute and sell.

Various federal, state and local agencies have the authority to prescribe specific product quality specifications to the sale of commodities. Changes in product quality specifications, such as reformulated fuels mandates, reduced sulfur content in refined petroleum products or other more stringent requirements for fuels, could reduce our ability to procure product and our sales volume, require us to incur additional handling costs, and/or require the expenditure of capital. If we are unable to procure product or to recover these costs through increased sales, our ability to meet our financial obligations could be adversely affected. Failure to comply with these regulations could result in substantial penalties.

Our motor fuel sales in our Wholesale segment are generated under contracts that must be renegotiated or replaced periodically. If we are unable to successfully renegotiate or replace these contracts, then our business, financial condition and results of operations and ability to make distributions to unitholders could be adversely affected.

Our Wholesale segment’s motor fuel sales are generated under contracts that must be periodically renegotiated or replaced. We may be unable to renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. Whether these contracts are successfully renegotiated or replaced is often times subject to factors beyond our control. Such factors include fluctuations in motor fuel prices, counterparty ability to pay for or accept the contracted volumes and a competitive marketplace for the services offered by us. If we cannot successfully renegotiate or replace our contracts or must renegotiate or replace them on less favorable terms, sales from these arrangements could decline, which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

Further, we have contracts with certain multi-site lessee dealers, including DMS, that provide for the ability for each party to sever or recapture a certain number of sites from the contract. If sites are severed, we will need to replace the dealer, and it is possible that the agreement with the new dealer may not provide for an equivalent fuel margin and/or rental income stream, which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

We rely on our IT systems and network infrastructure to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

We depend on our IT systems and network infrastructure to manage numerous aspects of our business and provide analytical information to management. These systems are an essential component of our business and growth strategies, and a serious disruption to them could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches and computer viruses, which could result in a loss of sensitive business information, systems interruption or the disruption of our business operations. To protect against unauthorized access or attacks, we have implemented infrastructure protection technologies and disaster recovery plans, but there can be no assurance that a technology systems breach or systems failure could not have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

Further, complying with continually evolving regulations associated with the protection of credit and debit card information is costly and taking these measures does not necessarily provide an offsetting financial benefit to us. Failure to comply with these regulations could cause us or our dealers to be required to discontinue operating. The cost of compliance and the ramifications of non-compliance could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

Our debt levels and debt agreement covenants may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

We have a significant amount of debt. At December 31, 2017, we had $534.0 million of total debt and $37.3 million of availability under the revolving credit facility. Our credit agreement requires, among other things, that we have, after giving effect to any acquisition, at least $20.0 million, in the aggregate, of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. Our level of indebtedness could have important consequences to us, including the following:

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

•	failure to perform or otherwise comply with the covenants in our credit facility or in other loan documents beyond the applicable notice and grace period;
•	any default in the performance of any obligation or condition beyond the applicable grace period relating to any other indebtedness of more than $7.5 million;
•	failure of the lenders to have a perfected first priority security interest in the collateral pledged by any loan party;
•	the entry of one or more judgments in excess of $20.0 million, to the extent any payments pursuant to the judgment are not covered by insurance;
•	a change in ownership control of us or our General Partner;
•	a violation of the Employee Retirement Income Security Act of 1974, or “ERISA”; and
•	a bankruptcy or insolvency event involving us or any of our subsidiaries.

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

We may lease and/or sub-lease certain sites to lessee dealers, commission agents, Circle K or to DMS where the rent expense is more than the lease payments. If we are unable to obtain tenants on favorable terms for sites we own or lease, the lease payments we receive may not be adequate to cover our rent expense for leased sites and may not be adequate to ensure that we meet our debt service requirements. We cannot provide any assurance that the margins on our wholesale distribution of motor fuels to these sites will be adequate to off-set unfavorable lease terms. The occurrence of these events could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

We are not fully insured against all risks incident to our business. We may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

The Amended Omnibus Agreement provides that DMI must indemnify us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO at our Predecessor’s sites. DMI is the beneficiary of escrow accounts created to cover the cost to remediate certain environmental liabilities. In addition, DMI maintains insurance policies to cover environmental liabilities and/or, where available, participates in state programs that may also assist in funding the costs of environmental liabilities. There are certain sites that were acquired by us in connection with the IPO with existing environmental liabilities that are not covered by escrow accounts, state funds or insurance policies. As of December 31, 2017, DMI had an aggregate of approximately $1.7 million of environmental liabilities on sites acquired by us that are not covered by escrow accounts, state funds or insurance policies. To the extent escrow accounts, insurance and/or payments from DMI are not sufficient to cover any such costs or expenses, our business, liquidity and results of operations could be adversely affected.

Risks Inherent in an Investment in Us

Couche-Tard controls us and may have conflicts of interest with us.

Couche-Tard controls and manages the operations and activities of the Partnership, including the election of our Board; decisions regarding mergers, consolidations or acquisitions, the sale of all or substantially all of our assets and other matters affecting our capital structure; and other significant decisions that could impact our financial results and the amount of cash available for distribution to our unitholders. In addition, Couche-Tard may compete directly with us for future acquisitions, which may conflict with our core strategy to grow our business and increase distributions to unitholders. As long as Couche-Tard owns all of the membership interests in the sole member of our General Partner, it will effectively control our decisions, operations and activities.

Couche-Tard owns all of the membership interests in the sole member of our General Partner, which has sole responsibility for conducting our business and managing our operations. Our General Partner and its affiliates, including Couche-Tard, have conflicts of interest with us and limited fiduciary duties and they may favor their own interests to the detriment of us and our unitholders.

Couche-Tard owns the sole member of and controls our General Partner and has the ability to appoint all of the directors of our Board. Although our General Partner has a legal duty to manage us in good faith, the General Partner and its executive officers (as employees of affiliates of Couche-Tard) have a fiduciary duty to manage our General Partner in a manner beneficial to its owner, Couche-Tard. Furthermore, certain officers of our General Partner are directors of our Board or officers of affiliates of our General Partner. Therefore, conflicts of interest may arise between us and our unitholders, on the one hand, and our General Partner and its affiliates, including Couche-Tard, on the other hand. In resolving these conflicts of interest, under the Partnership Agreement, our General Partner may favor its own interests and the interests of Couche-Tard over our interests and the interests of our common unitholders. These conflicts include the following situations, among others:

•

our General Partner is allowed to take into account the interests of parties other than us, such as Couche-Tard, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;

•	neither our Partnership Agreement nor any other agreement requires Couche-Tard to pursue a business strategy that favors us;
•	officers of our General Partner who provide services to us may devote time to affiliates of our General Partner and may be compensated for services rendered to such affiliate;
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
•

our General Partner may elect to cause us to issue common units to the holders of our IDRs in connection with a reset of the target distribution levels related to the IDRs without the approval of the independent conflicts committee of the Board or the unitholders. This election may result in lower distributions to the common unitholders in certain situations.

Couche-Tard or the Board may modify or revoke our cash distribution policy at any time at their discretion. Our Partnership Agreement does not require us to pay any distributions at all.

The Board has adopted a cash distribution policy pursuant to which we intend to distribute quarterly an amount at least equal to the minimum quarterly distribution of $0.4375 per unit on all of our units to the extent we have sufficient cash from our operations after the establishment of reserves and the payment of our expenses. However, Couche-Tard, as the owner of our General Partner, or the Board may change such policy at any time at their discretion and could elect not to pay distributions for one or more quarters. In addition, our credit facility includes specified restrictions on our ability to make distributions.

Our Partnership Agreement does not require us to pay any distributions at all. Accordingly, investors are cautioned not to place undue reliance on the permanence of our distribution policy in making an investment decision. Any modification or revocation of our cash distribution policy could substantially reduce or eliminate the amounts of distributions to our unitholders. The amount of distributions we make, if any, and the decision to make any distribution at all will be determined by Couche-Tard as the owner of all of the membership interests in the sole member of our General Partner, whose interests may differ from those of our common unitholders.

We rely on the employees of Couche-Tard to provide key management services to our business pursuant to the Amended Omnibus Agreement. If our Amended Omnibus Agreement were to be terminated, we may not be able to find suitable replacements to perform such services for us without interruption to our business or increased costs.

Under our Amended Omnibus Agreement, Couche-Tard provides us with the personnel necessary to support our management, administrative and operating services, including accounting, tax, legal, internal audit, risk management and compliance, environmental compliance and remediation management oversight, treasury, information technology and other administrative functions, as well as the management and operation of our wholesale distribution and retail business. If our Amended Omnibus Agreement is terminated, we may suffer interruptions to our business or increased costs to replace these services.

Distributions with respect to our 17.5% interest in CST Fuel Supply are at the discretion of Couche-Tard.

Couche-Tard controls the general partner of CST Fuel Supply and its wholly owned subsidiary, CST Marketing and Supply. The Partnership owns a 17.5% limited partner interest in CST Fuel Supply and derives substantial economic benefit from distributions made by CST Fuel Supply; however, there is no contractual obligation on Couche-Tard to cause CST Fuel Supply to make distributions, and the decisions as to timing and amount of any distributions are controlled by Couche-Tard. Any decrease in the distributions from CST Fuel Supply with respect to our interest could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

The liability of DMI and Couche-Tard is limited under our Amended Omnibus Agreement and we have agreed to indemnify DMI and Couche-Tard against certain liabilities, which may expose us to significant expenses.

The Amended Omnibus Agreement provides that we must indemnify DMI and Couche-Tard for certain liabilities, including any liabilities incurred by Couche-Tard attributable to the operating and administrative services provided to us under the agreement, other than liabilities resulting from DMI’s or Couche-Tard’s bad faith, fraud, or willful misconduct, as applicable.

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

In addition, if we distribute a significant portion of our cash available for distribution, our growth may lag behind the growth of businesses that reinvest all of their cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our Partnership Agreement or our credit facility on our ability to issue additional units, provided there is no default under the credit facility. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the cash available for distribution to our unitholders.

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

•	approved by the independent conflicts committee of the Board, although our General Partner is not obligated to seek such approval; or
•	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our General Partner and its affiliates.

By purchasing a common unit, a unitholder is treated as having consented to the provisions in the Partnership Agreement, including the provisions discussed above.

Our General Partner’s affiliates, including Couche-Tard, may compete with us.

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

Pursuant to the terms of our Partnership Agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our General Partner, Couche-Tard or any of their affiliates, including their executive officers and directors. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our General Partner and result in less than favorable treatment of us and our unitholders. Conflicts of interest may arise in the future between us and our unitholders, on the one hand, and the affiliates of our General Partner and Couche-Tard, on the other hand. In resolving these conflicts, Couche-Tard may favor its own interests over the interests of our unitholders.

Couche-Tard, as the holder of our IDRs, may elect to cause us to issue common units to the holders of our IDRs in connection with a resetting of the target distribution levels related to the IDRs, without the approval of the independent conflicts committee of the Board or the holders of our common units. This could result in lower distributions to holders of our common units.

Under the Partnership Agreement, the holders of our IDRs have the right, at any time when the holders of our IDRs have received incentive distributions at the highest level to which they are entitled (50%) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following such a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

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

Holders of our common units have limited voting rights and are not entitled to elect our General Partner or the directors of the Board, which could reduce the price at which the common units will trade.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect the members of our Board. The Board, including the independent directors, is chosen entirely by Couche-Tard, as a result of its ownership of all the membership interests in the sole member of our General Partner, and not by our unitholders. Unlike publicly traded corporations, we will not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if holders of our common units are dissatisfied, they may not be able to remove our General Partner.

If our unitholders are dissatisfied with the performance of our General Partner, they will have limited ability to remove our General Partner. The vote of the holders of at least 66 2⁄3% of all outstanding common units voting together as a single class is required to remove our General Partner. As of February 21, 2018, Circle K owned approximately 21.1% of our outstanding common units and the Topper Group, including DMI, owned approximately 22.4% of our outstanding common units. Pursuant to a voting agreement, dated October 1, 2014, the Topper Group agreed to vote such units in accordance with the recommendation of the Board, allowing Couche-Tard to effectively block the removal of the General Partner. The voting agreement will remain in effect so long as Mr. Topper is the beneficial owner of 10% or more of the outstanding common units of the Partnership.

Our General Partner interest or the control of our General Partner may be transferred to a third party without unitholder consent.

Our General Partner may transfer its General Partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our Partnership Agreement does not restrict the ability of the members of our General Partner to transfer its membership interests in the sole member of our General Partner to a third party. The new members of our General Partner would then be in a position to replace the Board and executive officers of our General Partner with their own designees and thereby exert significant control over the decisions taken by the Board and executive officers of our General Partner. This effectively permits a “change of control” without the vote or consent of the unitholders.

Our General Partner has a call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our General Partner and its affiliates hold more than 80% of the common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our General Partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our Partnership Agreement that prevents our General Partner from issuing additional common units and exercising its call right. If our General Partner exercised its call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of December 31, 2017, Circle K owned approximately 21.1% of our outstanding common units.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by the Topper Group, DMI or other large holders.

As of February 21, 2018, we had 34,111,461 common units outstanding. Sales by the Topper Group, DMI or other large holders such as Couche-Tard, of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to the Topper Group, including DMI. Under our Partnership Agreement and pursuant to a registration rights agreement that we have entered into, the Topper Group and DMI have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

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

Management fees and cost reimbursements due to our General Partner and Couche-Tard for services provided to us or on our behalf will reduce cash available for distribution to our unitholders. The amount and timing of such reimbursements will be determined by our General Partner.

Prior to making any distribution on our common units, we will pay Couche-Tard the management fee and reimburse our General Partner and Couche-Tard for all out-of-pocket third-party expenses they incur and payments they make on our behalf, pursuant to the Amended Omnibus Agreement. Our Partnership Agreement provides that our General Partner will determine in good faith the expenses that are allocable to us. In addition, pursuant to the Amended Omnibus Agreement, Couche-Tard will be entitled to reimbursement for certain expenses that they incur on our behalf. Our Partnership Agreement does not limit the amount of expenses for which our General Partner and Couche-Tard may be reimbursed. The reimbursement of expenses and payment of fees, if any, to our General Partner and Couche-Tard will reduce the amount of cash available to pay distributions to our unitholders.

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

Our common units are listed on the NYSE. Because we are a publicly traded partnership, the NYSE does not require us to have a majority of independent directors on our Board. Additionally, the NYSE does not require us as a publicly traded partnership to maintain a compensation committee or a nominating and corporate governance committee.

Accordingly, unitholders will not have the same protections afforded to corporations (other than “controlled companies”) that are subject to all of the NYSE corporate governance requirements.

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

The anticipated after-tax benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. First, a partnership is exempt from U.S. federal income tax, and the partnership’s income is instead allocated to the partners for inclusion on their tax returns. Second, under the Tax Cuts and Jobs Act, the partner may also deduct from the partnership’s taxable income allocable to such partner an amount equal to 20% of such qualified business income (subject to certain limits), resulting in a lower effective tax rate for the partner with respect to the partnership’s income. A publicly traded partnership, such as us, may be treated as a corporation, instead of being treated as a partnership, for U.S. federal income tax purposes unless 90% or more of its gross income for every taxable year it is publicly traded consists of qualifying income. Based on our current operations we believe that we will be able to satisfy this requirement and, thus, be able to be treated as a partnership, rather than a corporation, for U.S. federal income tax purposes. However, a change in our business, or a change in current law, could also cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to entity-level taxation.

If we were required to be treated as a corporation for U.S. federal income tax purposes or otherwise subject to entity-level taxation, then we would pay U.S. federal income tax on our taxable income at the corporate tax rate which, under current law, is 21%. We would also likely pay state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as either a dividend (to the extent of our current and accumulated earnings and profits) and/or as taxable gain after recovery of a unitholder’s U.S. federal income tax basis in their units, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a U.S. federal income tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Thus, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

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

Investment in our common units by an organization that is exempt from U.S. federal income tax, such as employee benefit plans, individual retirement accounts and non-U.S. persons raises issues unique to them. For example, a substantial amount of our U.S. federal taxable income and gain constitute gross income from an unrelated trade or business and the amount thereof allocable to a tax-exempt organization would be taxable to such organization as unrelated business taxable income. Distributions to a non-U.S. person that holds our common units will be reduced by U.S. federal withholding taxes imposed at the highest applicable U.S. federal income tax rate and such non-U.S. person will be required to file U.S. federal income tax returns and pay U.S. federal income tax, to the extent not previously withheld, on his, her or its allocable share of our taxable income and gain. Any tax-exempt organization or a non-U.S. person should consult its tax advisor before investing in our common units.

Our unitholders are subject to state and local income taxes and return filing requirements in states and localities where they do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, our unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct business in Alabama, Arizona, Arkansas, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Vermont, Virginia, West Virginia and Wisconsin Each unit holder must assess the need to file and pay income tax in these states on their allocated share of partnership taxable income. We may own property or conduct business in other states, localities or foreign countries in the future. It is the responsibility of each unitholder to file all U.S. federal, state, local and foreign tax returns. Our counsel has not rendered an opinion on the state, local or non-U.S. tax consequences of an investment in our common units.

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

The Bipartisan Budget Act of 2015 requires large partnerships to pay federal tax deficiencies at the partnership level, unless the partnership elects to take into account any federal tax deficiency by including the adjustment in the Form K-1s of the partners for the audited year. If we are audited, we will determine at that time whether to pay the tax deficiency, if any, at the partnership level or to include the adjustment in the Form K-1s of the partners for the audited year.

PROPERTIES

The following table shows the aggregate number of sites we owned or leased by customer groups at December 31, 2017:

	Owned Sites	Leased Sites	Total Sites	Percentage of Total Sites
Lessee dealers	225	258	483	51%
DMS	70	77	147	15%
Circle K	73	—	73	8%
Commission agents	134	48	182	19%
Company operated retail sites	62	9	71	7%
Total	564	392	956	100%

We conduct business at sites located in Alabama, Arizona, Arkansas, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Vermont, Virginia, West Virginia and Wisconsin.

The following table provides a history of our sites acquired, changes between customer groups or sold during 2017:

	Lessee Dealers	DMS	Circle K	Commission Agents	Company Operated	Total
Number at beginning of period	468	168	74	100	76	886
Acquired	2	—	—	100	—	102
Changes between customer groups	29	(7)	—	(17)	(5)	-
Sold	(14)	(14)	(1)	(1)	—	(30)
Other	(2)	—	—	—	—	(2)
Number at end of period (a)	483	147	73	182	71	956

(a)	This amount excludes 384 independent dealer sites and includes 29 closed sites and 54 sites where we only collect rent.

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

We were a co-defendant, together with our General Partner, CST and CST Services LLC, in a lawsuit brought by a former executive of CST Services who, until March 2015, provided services to us as Chief Investment Officer and Vice President of Finance (Court of Common Pleas,  Lehigh County, Pennsylvania, case number 2015-1003). In connection with CST’s acquisition of our General Partner in 2014, the plaintiff alleged breach of contract and associated claims relating to his termination of employment and claimed severance benefits under the EICP. In October 2017, a jury awarded the plaintiff a total of $1.7 million. Under the EICP, we were also obligated to pay reasonable legal expenses incurred by the plaintiff in connection with this dispute.

Additional information regarding legal proceedings is included in Note 15 to the financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 21, 2018, we had 34,111,461 common units outstanding, held by approximately 20 holders of record. Our common units are listed and trade on the NYSE under the symbol “CAPL.” Included in the number of common units outstanding are 6,389,346 common units currently owned by Circle K, which cannot be transferred absent registration with the SEC or an available exemption from the SEC’s registration requirements. See “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”

The following table sets forth, for the periods indicated, the high and low sales prices for our common units, as reported by the NYSE, and cash distributions paid per common unit. The last reported sales price of our common units on the NYSE on February 21, 2018 was $23.36 per share.

	Common Unit Price Range		Cash Distributions Paid per Unit
	High	Low
2016
First Quarter	$26.65	$17.39	$0.5925
Second Quarter	25.50	22.50	0.5975
Third Quarter	26.95	23.01	0.6025
Fourth Quarter	27.91	24.07	0.6075
2017
First Quarter	$27.94	$24.10	$0.6125
Second Quarter	26.42	23.26	0.6175
Third Quarter	29.80	24.85	0.6225
Fourth Quarter	27.71	22.57	0.6275

Cash Distribution Policy

General

The Board has adopted a policy to make cash distributions per unit each quarter, in an amount determined by the Board following the end of such quarter. In general, we expect that cash distributed for each quarter will equal cash generated from operations less cash needed for maintenance capital expenditures, accrued but unpaid expenses (including the management fee to Circle K), reimbursement of expenses incurred by our General Partner, debt service and other contractual obligations and reserves for future operating and capital needs or for future distributions to our partners. We expect that the Board will reserve excess cash, from time to time, in an effort to sustain or permit gradual or consistent increases in quarterly distributions. Restrictions in our credit facility could limit our ability to pay distributions upon the occurrence of certain events. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.” The Board may also determine to borrow to fund distributions in quarters when we generate less cash available for distribution than necessary to sustain or grow our cash distributions per unit. The factors that we believe will be the primary drivers of our cash generated from operations are changes in demand for motor fuels, the number of sites to which we distribute motor fuels, the margin per gallon we are able to generate at such sites and the profitability of sites we own and lease.

Our cash distribution policy, established by our General Partner, is to distribute each quarter an amount at least equal to the minimum quarterly distribution of $0.4375 per unit on all units ($1.75 per unit on an annualized basis). The distribution declared by the Board on January 24, 2018 was $0.6275 per unit (or $2.51 per unit on an annualized basis). Our General Partner may determine at any time that it is in the best interest of our Partnership to modify or revoke our cash distribution policy. Modification of our cash distribution policy may result in distributions of amounts less than, or greater than, our minimum quarterly distribution, and revocation of our cash distribution policy could result in no distributions at all. In addition, our credit facility includes certain restrictions on our ability to make cash distributions.

IDRs

IDRs represent the right to receive an increasing percentage (15.0%, 25.0% and 50.0%) of our quarterly distributions from operating surplus after the minimum quarterly distribution and the target distribution levels (as described under Minimum Quarterly Distribution below) have been achieved. Circle K holds our IDRs and has the right to transfer these rights at any time. The distributions declared since March 2014 exceed the 15% threshold and the distributions declared since June 2015 exceed the 25% threshold.

Minimum Quarterly Distribution

If cash distributions to our unitholders exceed $0.5031 per unit in any quarter, our unitholders and the holders of our IDRs, will receive distributions according to the following percentage allocations:

Total Quarterly Distribution Per Common and Subordinated Unit	Marginal Percentage Interest in Distribution
Target Amount	Unitholders	Holders of IDRs
above $0.5031 up to $0.5469	85%	15%
above $0.5469 up to $0.6563	75%	25%
above $0.6563	50%	50%

Quarterly distribution activity during the last two years was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distributions Paid per Unit	Cash Distribution (in millions)
December 31, 2015	February 12, 2016	February 24, 2016	$0.5925	$19.6
March 31, 2016	May 19, 2016	May 31, 2016	0.5975	19.9
June 30, 2016	August 8, 2016	August 15, 2016	0.6025	20.1
September 30, 2016	November 4, 2016	November 15, 2016	0.6075	20.4
December 31, 2016	February 6, 2017	February 13, 2017	0.6125	20.5
March 31, 2017	May 8, 2017	May 15, 2017	0.6175	20.9
June 30, 2017	August 7, 2017	August 14, 2017	0.6225	21.1
September 30, 2017	November 6, 2017	November 13, 2017	0.6275	21.3
December 31, 2017	February 5, 2018	February 12, 2018	0.6275	21.4

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

Unregistered Sales of Equity Securities and Use of Proceeds

Through December 31, 2017, we issued an aggregate of 6,389,346 common units to CST or Circle K as consideration for asset purchases and partial settlement of the management fee. These units are restricted and cannot be transferred absent registration with the SEC or an available exemption from the SEC’s registration requirements. These issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. See “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”

Common Unit Repurchase Program

On November 2, 2015, our Board approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing us to repurchase up to an aggregate of $25 million of the common units representing limited partner interests in the Partnership. Under the program, we may make purchases in the open market after November 9, 2015 in accordance with Rule 10b-18 of the Exchange Act, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require us to acquire any specific number of common units and may be suspended or terminated by us at any time without prior notice. The purchases will not be made from any officer, director or control person of CrossAmerica or Couche-Tard. Since inception, we repurchased $6.9 million, or 287,621 common units, at an average price of $23.84 per common unit. We made no repurchases during 2017.

Common Unit Purchases by CST

On September 21, 2015, CST approved a unit purchase program under Rule 10b-18 of the Exchange Act, authorizing CST to purchase up to an aggregate of $50 million of the common units representing limited partner interests in us. The unit purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at CST’s discretion. Through December 31, 2015, CST had purchased $19.8 million, or 804,667 common units, at an average price of $24.64 per common unit, which cannot be transferred absent registration with the SEC or an available exemption from the SEC’s registration requirements. CST and Circle K made no purchases of common units during 2016 or 2017.

Management Fee Issuance

As approved by the independent conflicts committee of the Board, the Partnership and Circle K mutually agreed to settle, from time to time, a portion of the full amount due under the terms of the Amended Omnibus Agreement in newly issued common units representing limited partner interests in the Partnership. These issuances of common units were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. We issued the following common units to CST or Circle K for the periods presented below under the terms of the Amended Omnibus Agreement:

Quarter Ended	Date of Issuance	Number of Common Units Issued
June 30, 2015	July 16, 2015	145,056
September 30, 2015	October 26, 2015	114,256
December 31, 2015	March 31, 2016	145,137
March 31, 2016	May 9, 2016	83,218
June 30, 2016	August 2, 2016	101,087
September 30, 2016	October 27, 2016	110,824
December 31, 2016	February 28, 2017	171,039
March 31, 2017	May 10, 2017	128,983
June 30, 2017	August 9, 2017	124,003
September 30, 2017	November 10, 2017	126,491
December 31, 2017	March 1, 2018	136,882

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data reflect the operating data for the periods and as of the dates indicated.

To ensure a full understanding, you should read the selected financial data presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and accompanying notes included in this Form 10-K.

The financial data below are presented in thousands.

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Income Statement Data:
Total revenues (a)	$2,094,827	$1,869,806	$2,226,271	$2,664,868	$1,936,059
Operating income	32,419	32,171	26,017	8,640	30,177
Income (loss) from continuing operations after income taxes	23,176	10,715	11,462	(6,171)	18,070
Net income (loss) attributable to limited partners	23,158	10,704	11,441	(6,162)	18,070
Net income (loss) per common and subordinated unit-basic	$0.56	$0.22	$0.35	$(0.32)	$1.18
Net income (loss) per common and subordinated unit-diluted	$0.56	$0.22	$0.35	$(0.32)	$1.18
Operating Data:
Wholesale
Average motor fuel distribution sites	1,183	1,128	1,064	923	708
Gallons of motor fuel distributed (in millions)	1,032.0	1,034.6	1,051.4	887.7	637.8
Motor fuel gross margin	$58,844	$54,112	$58,606	$60,606	$43,850
Motor fuel gross margin per gallon (b)	$0.057	$0.052	$0.056	$0.068	$0.069
Rent income (a)	$79,344	$74,955	$59,956	$47,348	$40,210
Retail
Average total system sites	168	157	202	119	21
Gallons of motor fuel sold (in millions)	160.6	159.7	211.2	136.5	20.2
Motor fuel gross margin per gallon	$0.045	$0.053	$0.092	$0.059	$0.032
Merchandise gross margin percentage	24.4%	24.6%	26.3%	30.6%	n/a
Other Financial Data (unaudited)
Adjusted EBITDA (c)	$109,077	$103,634	$90,314	$61,424	$54,904
Distributable Cash Flow (c)	$81,234	$81,628	$69,733	$44,063	$39,296
Distributions paid per common unit	$2.4800	$2.4000	$2.2300	$2.0800	$1.7273
Distribution Coverage (c)	0.97x	1.02x	1.08x	1.06x	1.49x

(a)

Prior to 2016, we netted lease executory costs such as real estate taxes, maintenance and utilities that we paid and re-billed customers against rental income on our statement of income. During the first quarter of 2016, we began accounting for such amounts as rent income and operating expenses and reflected this change in presentation retrospectively back through 2014.

(b)	Fuel margin per gallon represents (1) total revenues from motor fuel sales, less total cost of revenues from motor fuel sales, divided by (2) total gallons of motor fuel distributed.
(c)	See reconciliation of non-GAAP financial measures under the heading “Management’s Discussion of Financial Condition and Results of Operations—Results of Operations—Non-GAAP Financial Measures” below.

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$3,897	$1,350	$1,192	$15,170	$4,115
Total current assets (a)	80,506	65,407	58,119	76,805	35,496
Total assets (a) (b)	947,236	931,989	861,444	598,446	391,621
Total current liabilities (a)	93,473	75,133	74,898	95,222	38,857
Long-term debt, excluding current portion (b)	529,147	465,119	403,714	226,815	173,509
Total liabilities (a) (b)	776,217	711,178	592,588	407,955	296,950
Total equity	171,019	220,811	268,856	190,491	94,671

(a)	Balances as of December 31, 2013 were not retrospectively adjusted for the adoption of ASU 2015-17, which related to the presentation of deferred taxes.
(b)	Balances as of December 31, 2013 were not retrospectively adjusted for the adoption of ASU 2015-03, which related to the presentation of deferred financing costs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following MD&A is intended to help the reader understand our results of operations and financial condition. This section is provided as a supplement to, and should be read in conjunction with Items 1., 1A. and 8. (which includes our consolidated financial statements) contained in this report.

MD&A is organized as follows:

•	CST’s Merger—This section provides information on the Merger.
•

Significant Factors Affecting Our Profitability—This section describes the significant impact on our results of operations caused by crude oil commodity price volatility, seasonality and acquisition and financing activities.

•

Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the years ended December 31, 2017, 2016 and 2015 and non-GAAP financial measures.

•

Liquidity and Capital Resources—This section provides a discussion of our financial condition and cash flows. It also includes a discussion of our debt, capital requirements, other matters impacting our liquidity and capital resources and an outlook for our business.

•

New Accounting Policies—This section describes new accounting pronouncements that we have already adopted, those that we are required to adopt in the future and those that became applicable in the current year as a result of new circumstances.

•

Critical Accounting Policies Involving Critical Accounting Estimates—This section describes the accounting policies and estimates that we consider most important for our business and that require significant judgment.

Couche-Tard and CST Merger

On June 28, 2017, a wholly owned subsidiary of Circle K merged with and into CST, with CST surviving the Merger as an indirect, wholly owned subsidiary of Circle K. Circle K is a wholly owned subsidiary of Couche-Tard.

As a result of the Merger, Circle K indirectly owns all of the membership interests in the sole member of our General Partner, as well as a 21.1% limited partner interest in the Partnership and all of the outstanding IDRs of the Partnership. Circle K, through its indirect ownership interest in the sole member of our General Partner, has the ability to appoint all of the members of the Board and to control and manage the operations and activities of the Partnership.

Significant Factors Affecting our Profitability

The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit

Wholesale segment

The prices paid to our motor fuel suppliers for wholesale motor fuel (which affects our cost of sales) are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations. We receive a fixed mark-up per gallon on approximately 85% of gallons sold to our customers. The remaining gallons are primarily DTW priced contracts with our customers. These contracts provide for variable, market based pricing that results in motor fuel gross profit effects similar to retail motor fuel gross profits (as crude oil prices decline, motor fuel gross profit generally increases, as discussed in our Retail segment below). The increase in DTW gross profit results from the acquisition cost of wholesale motor fuel declining at a faster rate as compared to the rate retail motor fuel prices decline. Conversely, our DTW motor fuel gross profit declines when the cost of wholesale motor fuel increases at a faster rate as compared to the rate retail motor fuel prices increase.

CrossAmerica purchases motor fuel for our Jet-Pep Assets from Circle K at Circle K’s cost plus terminal and administration fees of $0.015 per gallon. Circle K’s cost to supply these sites includes price fluctuations associated with index-based motor fuel pricing for pipeline delivery and the generation and sale of RINs. Circle K has implemented a motor fuel price hedging program to mitigate the price risk during delivery; however, we are exposed to more price risk with these motor fuel purchases from Circle K as compared to our other motor fuel purchases.

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

Retail segment

We attempt to pass along wholesale motor fuel price changes to our retail customers through “at the pump” retail price changes; however, market conditions do not always allow us to do so immediately. The timing of any related increase or decrease in “at the pump” retail prices is affected by competitive conditions in each geographic market in which we operate. As such, the prices we charge our customers for motor fuel and the gross profit we receive on our motor fuel sales can increase or decrease significantly over short periods of time.

Changes in our average motor fuel selling price per gallon and gross margin are directly related to the changes in crude oil and wholesale motor fuel prices. Variations in our reported revenues and cost of sales are, therefore, primarily related to the price of crude oil and wholesale motor fuel prices and generally not as a result of changes in motor fuel sales volumes, unless otherwise indicated and discussed below.

We typically experience lower retail motor fuel gross profits in periods when the wholesale cost of motor fuel increases, and higher retail motor fuel gross profits in periods when the wholesale cost of motor fuel declines.

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

2015

•

In January 2015, we closed on the purchase of a 5% limited partner equity interest in CST Fuel Supply for approximately 1.5 million common units with an aggregate consideration of $60.0 million on the date of closing.

•	In January 2015, in connection with the joint acquisition by CST and the Partnership of 22 retail sites from Landmark Assets, we acquired the real property of the 22 fee sites for $41.2 million.
•	In February 2015, we closed on the purchase of all of the outstanding capital stock of Erickson and certain related assets for an aggregate purchase price of $83.8 million, including working capital.
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

•

In July 2015, we closed on the purchase of a 12.5% limited partner equity interest in CST Fuel Supply for approximately 3.3 million common units and cash in the amount of $17.5 million, with an aggregate consideration of approximately $110.9 million on the date of closing.

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

2016

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

2017

•	On September 6, 2017, we sold two properties to an unaffiliated third party as a result of the FTC’s requirements associated with the Merger for $6.7 million.
•

On September 27, 2017, as approved by the independent conflicts committee of our Board, we sold 29 properties to DMR for $18.9 million. These sites were generally sites at which we did not supply fuel or represented vacant land.

•	On November 28, 2017, we acquired the Jet-Pep Assets located in Alabama for approximately $75.6 million, including working capital.

Separation Benefits and Retention Bonuses

During 2017, the Partnership recognized a $5.4 million charge for certain severance and benefit costs associated with certain officers and other employees of CST Services who provided services to the Partnership and who terminated employment upon the consummation of the Merger, which constituted a change in control, as defined in the EICP and CST’s severance plans. Such costs are included in general and administrative expenses and were primarily paid by Circle K in the third quarter of 2017. Accounts payable to related parties includes these costs as we will reimburse Circle K.

In addition, certain participants in the EICP received retention bonuses that will be paid in annual installments that began in July 2017 and will continue through July 2019. The Partnership recorded a $1.0 million charge during 2017 in connection with the payments made by Circle K in July 2017, which were included in general and administrative expenses. In addition, the Partnership recognized a $0.7 million charge in 2017 for the payments expected to be made in July 2018 and July 2019. The Partnership anticipates recognizing future charges totaling $0.9 million over the remaining retention period, of which $0.8 million is anticipated to be recognized in 2018.

We were a co-defendant, together with our General Partner, CST and CST Services LLC, in a lawsuit brought by a former executive of CST Services who, until March 2015, provided services to us as Chief Investment Officer and Vice President of Finance (Court of Common Pleas,  Lehigh County, Pennsylvania, case number 2015-1003). In connection with CST’s acquisition of our General Partner in 2014, the plaintiff alleged breach of contract and associated claims relating to his termination of employment and claimed severance benefits under the EICP. In October 2017, a jury awarded the plaintiff a total of $1.7 million. Under the EICP, we were also obligated to pay reasonable legal expenses incurred by the plaintiff in connection with this dispute.

Acquisition of Jet-Pep Assets

On November 28, 2017, we closed on the acquisition of the real property and the fuel supply business of 101 commission operated retail sites, including 92 fee simple sites, the leasehold interest in five real property sites and the fuel supply business to four independent commission sites, all located in Alabama, from Jet-Pep, Inc. and affiliated entities, for an aggregate cash consideration of $75.6 million, including working capital. On the same day, Circle K closed on the acquisition of certain related retail and terminal assets from Jet-Pep, Inc. and affiliated entities.

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of income and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of income are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Operating revenues	$2,094,827	$1,869,806	$2,226,271
Cost of sales	1,934,061	1,714,239	2,056,807
Gross profit	160,766	155,567	169,464

Income from CST Fuel Supply equity interests	14,906	16,048	10,528
Operating expenses:
Operating expenses	61,297	61,074	72,229
General and administrative expenses	27,887	24,156	36,238
Depreciation, amortization and accretion expense	57,470	54,412	48,227
Total operating expenses	146,654	139,642	156,694
Gain on sales of assets, net	3,401	198	2,719
Operating income	32,419	32,171	26,017
Other income (expense), net	439	848	396
Interest expense	(27,919)	(22,757)	(18,493)
Income before income taxes	4,939	10,262	7,920
Income tax benefit	(18,237)	(453)	(3,542)
Net income	23,176	10,715	11,462
Net income attributable to noncontrolling interests	18	11	21
Net income attributable to limited partners	23,158	10,704	11,441
IDR distributions	(4,337)	(3,392)	(1,390)
Net income available to limited partners	$18,821	$7,312	$10,051

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Consolidated Results

Operating revenues increased $225 million, or 12%, while gross profit increased $5.2 million, or 3.3%.

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $240 million, or 15%, increase in our Wholesale segment revenues primarily attributable to the increase in crude oil prices. The average daily spot price of WTI crude oil increased 17% to $50.78 per barrel in 2017, compared to $43.29 per barrel in 2016. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•

A $24 million, or 5%, increase in our Retail segment revenues primarily attributable to the increase in crude oil prices, largely offset by conversion of company operated retail sites to lessee dealer sites. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

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

Our intersegment revenues increased $39.2 million or 16%, primarily attributable to the increase in wholesale motor fuel prices discussed above.

Cost of sales

Cost of sales increased $220 million or 13% as a result of the increase in wholesale motor fuel prices. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for additional operating expenses analyses.

General and administrative expenses

General and administrative expenses increased $3.7 million primarily attributable to a $7.1 million charge recorded upon closing of the Merger for certain severance and benefit costs for certain terminated officers and other employees of CST Services who provided services to the Partnership and retention bonuses to certain EICP participants and a $1.7 million charge related to a court ruling in favor of a former executive’s claim to benefits under the EICP change in control provisions, partially offset by a $1.5 million decrease driven by the integration of prior year acquisitions and other cost savings initiatives and a $3.5 million decrease in management fees charged by Circle K and equity compensation expense as a result of personnel and salary reductions effective at the time of the Merger.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $3.1 million primarily driven by our recent acquisitions.

Gain on sales of assets, net

During 2017, we recorded a $2.2 million gain on the sale of two properties as required by the FTC in connection with the Merger and a $0.8 million gain on the sale of 29 properties to DMR. We also recorded a $0.8 million gain related to the renewal of a contract by DMS with one of its customers, which triggered an earn out payment to be paid by DMS to us in connection with a contract entered into with DMS at the time of CST’s acquisition of our General Partner in October 2014.

Interest expense

Interest expense increased $5.2 million due to an increase in the average interest rate charged on our credit facility borrowings from 3.5% to 4.2% and additional borrowings to fund our recent acquisitions. In addition, we incurred $1.6 million of interest expense in 2017 related to our sale leaseback executed in December 2016.

Income tax benefit

We recorded an income tax benefit of $18.2 million and $0.5 million for 2017 and 2016, respectively. The benefit in 2017 was primarily due to the Tax Cuts and Jobs Act, which resulted in a net benefit of $13.2 million. In addition, as a result of a reassessment of the positive and negative evidence supporting whether or not a valuation allowance for deferred tax assets is needed, we released the entire $3.7 million valuation allowance in 2017. See Note 19 for additional information.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Consolidated Results

Operating revenues declined $356 million, or 16%, while gross profit declined $13.9 million, or 8%.

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•	A $268 million, or 14%, decline in our Wholesale segment revenues primarily attributable to:
•

A $254 million decline (95% of the total decline in Wholesale Segment operating revenues) attributable to a decrease in the wholesale price of our motor fuel. The average daily spot price of West Texas Intermediate crude oil decreased 11% to $43.29 per barrel during 2016, compared to $48.66 per barrel during 2015. The wholesale price of motor fuel is highly correlated to the price of crude oil.

•

A $29.5 million decrease as a result of the divestiture of low margin wholesale fuel supply contracts and other assets acquired in the PMI acquisition, partially offset by the impact of the Erickson, One Stop, Franchised Holiday Stores and State Oil Assets acquisitions.

•

Partially offsetting this decline was a $15 million increase primarily related to rental income associated with the acquisition from CST of NTI retail sites in July 2015 and the State Oil Assets acquisition as well as converting company operated retail sites to lessee dealer sites.

•	A $205 million, or 31%, decline in our Retail segment revenues primarily attributable to:
•	A decline of $45 million primarily attributable to a decrease in the retail price of our motor fuel driven by a decline in wholesale motor fuel prices as noted above.
•

A decrease of $124 million from a 24% decrease in motor fuel volumes sold related to the conversion of company operated retail sites to lessee dealer sites during 2015 and 2016, partially offset by the incremental volume generated by the Franchised Holiday Stores acquisition.

•

A $37 million decline in our merchandise revenues attributable to the conversion of company operated retail sites to lessee dealer sites during 2015 and 2016, partially offset by the incremental merchandise revenues generated by the Franchised Holiday Stores acquisition.

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

Cost of sales

Cost of sales declined $343 million as a result of the decline in the wholesale price and gallons sold of motor fuel as noted above. See “Results of Operations—Segment Results” for additional gross profit analyses.

Income from CST Fuel Supply equity interests

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

Wholesale

The following table highlights the results of operations and certain operating metrics of our Wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Year Ended December 31,
	2017	2016	2015
Gross profit:
Motor fuel–third party	$34,474	$29,242	$29,377
Motor fuel–intersegment and related party	24,370	24,870	29,229
Motor fuel gross profit	58,844	54,112	58,606
Rent and other	64,197	58,672	45,757
Total gross profit	123,041	112,784	104,363
Income from CST Fuel Supply equity interests(a)	14,906	16,048	10,528
Operating expenses	(29,323)	(25,956)	(26,091)
Adjusted EBITDA(b)	$108,624	$102,876	$88,800
Motor fuel distribution sites (end of period):(c)
Motor fuel–third party
Independent dealers(d)	384	403	370
Lessee dealers(e)	438	420	290
Total motor fuel distribution–third party sites	822	823	660
Motor fuel–intersegment and related party
DMS (related party)(f)	146	153	191
Circle K (related party)	43	43	43
Commission agents (Retail segment)(g)	181	95	66
Company operated retail sites (Retail segment)	70	73	115
Total motor fuel distribution–intersegment and related party sites	440	364	415
Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	823	749	626
Motor fuel-intersegment and related party distribution	360	379	438
Total motor fuel distribution sites	1,183	1,128	1,064
Volume of gallons distributed (in thousands)
Third party	655,754	630,777	553,849
Intersegment and related party	376,212	403,808	497,508
Total volume of gallons distributed	1,031,966	1,034,585	1,051,357

Wholesale margin per gallon	$0.057	$0.052	$0.056

(a)	Represents income from our equity interest in CST Fuel Supply.
(b)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income (loss) under the heading “Results of Operations—Non-GAAP Financial Measures.”
(c)	In addition, as of December 31, 2017 and 2016, respectively, we distributed motor fuel to 15 and 14 sub-wholesalers who distributed to additional sites.
(d)	The decrease in the independent dealer site count from December 31, 2016 to December 31, 2017 was primarily attributable to a net 19 terminated motor fuel supply contracts that were not renewed.
(e)	The increase in the lessee dealer site count from December 31, 2016 to December 31, 2017 was primarily attributable to the conversion of DMS and commission sites to lessee dealer sites.
(f)	The decrease in the DMS site count from December 31, 2016 to December 31, 2017 was primarily attributable to the conversion of DMS sites to lessee dealer sites.
(g)

The increase in the commission agent site count from December 31, 2016 to December 31, 2017 was primarily due to the 101 sites acquired in the Jet-Pep Assets acquisition, partially offset by the conversion of commission sites to lessee dealer sites.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The results were driven by:

Motor fuel gross profit

The $4.7 million or 9% increase in motor fuel gross profit was primarily due to a higher margin per gallon realized primarily due to higher DTW margins as a result of the movements in crude prices throughout both periods and increased payment discounts and incentives due to the increase in motor fuel prices. The average daily spot price of WTI crude oil increased 17% to $50.78 per barrel for 2017, compared to $43.29 per barrel for 2016. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Rent and other gross profit

Rent and other gross profit increased $5.5 million primarily as a result of our September 2016 acquisition of the State Oil Assets, as well as converting company operated retail sites to lessee dealer sites throughout 2016 and 2017, partially offset by 25 DMS sites being converted to commission agent sites in the fourth quarter of 2016, which resulted in the rent income from these 25 sites being included in the retail segment rather than the wholesale segment.

Income from CST Fuel Supply equity interests

The decline of $1.1 million was primarily attributable to CST’s July 2016 divestiture of its California and Wyoming retail sites and a decrease in volume driven by the impacts of Hurricane Harvey.

Operating expenses

Operating expenses increased $3.4 million primarily as a result of our September 2016 State Oil Assets acquisition, which is substantially offset by an increase in rent income, as well as our conversion of company operated retail sites to lessee dealer sites throughout 2016 and 2017.

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

Rent and other gross profit

Rent and other margin increased $13 million primarily as a result of our acquisition from CST of NTI retail sites in July 2015 and the State Oil Assets acquisition in September 2016, as well as converting company operated retail sites to lessee dealer sites.

Income from CST Fuel Supply equity interests

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

Retail

The following table highlights the results of operations and certain operating metrics of our Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of retail sites and per gallon amounts):

	Year Ended December 31,
	2017	2016	2015
Gross profit:
Motor fuel	$7,276	$8,538	$19,444
Merchandise and services	25,434	30,068	41,690
Rent and other	5,001	4,073	4,014
Total gross profit	37,711	42,679	65,148
Operating expenses	(31,974)	(35,118)	(46,138)
Acquisition-related costs	—	212	—
Inventory fair value adjustments(a)	—	91	1,356
Adjusted EBITDA(b)	$5,737	$7,864	$20,366

Retail sites (end of period):
Commission agents(c)	181	95	66
Company operated retail sites(d)	71	76	116
Total system sites at the end of the period	252	171	182

Total system operating statistics:
Average retail fuel sites during the period(c)(d)	168	157	202
Motor fuel sales (gallons per site per day)	2,620	2,780	2,862
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.045	$0.053	$0.092

Commission agents statistics:
Average retail fuel sites during the period(c)	97	71	70
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.011	$0.018	$0.023

Company operated retail site statistics:
Average retail fuel sites during the period(d)	71	86	132
Motor fuel gross profit per gallon, net of credit card fees	$0.087	$0.085	$0.130
Merchandise and services gross profit percentage, net of credit card fees	24.4%	24.6%	26.3%

(a)	The inventory fair value adjustment represents the expensing of the step-up in value ascribed to inventory acquired in the Franchised Holiday Stores acquisition.
(b)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Results of Operations—Non-GAAP Financial Measures” below.
(c)

The increase in the commission agent site count from December 31, 2016 to December 31, 2017 was due primarily to the 101 sites acquired in the Jet-Pep Assets acquisition, partially offset by the conversion of commission sites to lessee dealer sites.

(d)	The decrease in company operated retail sites relates to the conversion of company operated retail sites to lessee dealer sites.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Gross profit declined $5.0 million, while operating expenses declined $3.1 million.

These results were impacted by:

Gross profit

•

Our motor fuel gross profit decreased $1.3 million attributable to a 15% decrease in margin per gallon as a result of the movement in crude oil prices throughout the two periods. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•

Our merchandise and services gross profit decreased $4.6 million or 15% as a result of the conversion of company operated retail sites to lessee dealer sites, partially offset by the incremental gross profit generated by the March 2016 Franchised Holiday Stores acquisition.

•

Our rent and other gross profit increased $0.9 million primarily from 25 DMS sites being converted to commission agent sites in the fourth quarter of 2016, which resulted in the rent income from these sites being included in the retail segment rather than the wholesale segment. In the second quarter of 2017, some of these 25 sites were converted to lessee dealer sites, which resulted in the rent income being included in the wholesale segment rather than the retail segment.

Operating expenses

•

The $3.1 million decline in operating expenses was attributable to the conversion of company operated retail sites to lessee dealer sites, partially offset by the impact of the March 2016 Franchised Holiday Stores acquisition and the 25 DMS sites being converted to commission agent sites in the fourth quarter of 2016. In the second quarter of 2017, some of these 25 sites were converted to lessee dealer sites, which resulted in the operating expenses being included in the wholesale segment rather than the retail segment.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Year Ended December 31,
	2017	2016	2015
Net income available to limited partners	$18,821	$7,312	$10,051
Interest expense	27,919	22,757	18,493
Income tax benefit	(18,237)	(453)	(3,542)
Depreciation, amortization and accretion	57,470	54,412	48,227
EBITDA	85,973	84,028	73,229
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement (a)	15,131	16,060	14,036
Gain on sales of assets, net	(3,401)	(198)	(2,719)
Acquisition-related costs (b)	11,374	3,318	4,412
Working capital adjustment	—	335	—
Inventory fair value adjustments	—	91	1,356
Adjusted EBITDA	109,077	103,634	90,314
Cash interest expense	(26,211)	(20,974)	(16,689)
Sustaining capital expenditures (c)	(1,648)	(798)	(1,318)
Current income tax expense	16	(234)	(2,574)
Distributable Cash Flow	$81,234	$81,628	$69,733
Weighted average diluted common and subordinated units	33,855	33,367	29,086
Distributions paid per limited partner unit (d)	$2.4800	$2.4000	$2.2300
Distribution Coverage Ratio (e)	0.97x	1.02x	1.08x

(a)

As approved by the independent conflicts committee of the Board, the Partnership, CST and Circle K mutually agreed to settle certain amounts due under the terms of the Amended Omnibus Agreement in limited partner units of the Partnership.

(b)

Relates to certain discrete acquisition related costs, such as legal and other professional fees, separation benefit costs and purchase accounting adjustments associated with recently acquired businesses. Acquisition-related costs for 2017 include certain separation benefit costs and retention bonuses paid to certain EICP participants associated with the Merger. Acquisition-related costs for 2017 also includes a $1.7 million charge related to a court ruling in favor of a former executive’s claim to benefits under the EICP in connection with CST’s acquisition of our General Partner. See “Significant Factors Affecting our Profitability—Separation Benefits and Retention Bonuses” for additional information.

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

(d)

On January 24, 2018, the Board approved a quarterly distribution of $0.6275 per unit attributable to the fourth quarter of 2017. The distribution is payable on February 12, 2018 to all unitholders of record on February 5, 2018.

(e)

The distribution coverage ratio is computed by dividing Distributable Cash Flow by the weighted average diluted common and subordinated units and then dividing that result by the distributions paid per limited partner unit.

The following table reconciles our segment Adjusted EBITDA to Consolidated Adjusted EBITDA presented in the table above (in thousands):

	Year Ended December 31,
	2017	2016	2015
Adjusted EBITDA - Wholesale segment	$108,624	$102,876	$88,800
Adjusted EBITDA - Retail segment	5,737	7,864	20,366
Adjusted EBITDA - Total segment	$114,361	$110,740	$109,166
Reconciling items:
Elimination of intersegment profit in ending inventory balance	14	104	(47)
General and administrative expenses	(27,887)	(24,156)	(36,238)
Other income (expense), net	439	848	396
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement	15,131	16,060	14,036
Working capital adjustment	—	335	—
Acquisition-related costs	11,374	3,106	4,412
Net income attributable to noncontrolling interests	(18)	(11)	(21)
IDR distributions	(4,337)	(3,392)	(1,390)
Consolidated Adjusted EBITDA	$109,077	$103,634	$90,314

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

We believe that we will have sufficient cash flow from operations, borrowing capacity under the revolving credit facility and access to capital markets and alternate sources of funding to meet our financial commitments, debt service obligations, contingencies, anticipated capital expenditures and partnership distributions. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional equity and/or debt securities.

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$88,960	$79,440	$64,487
Net cash used in investing activities	(60,113)	(96,906)	(311,518)
Net cash (used in) provided by financing activities	(26,300)	17,624	233,053

Operating Activities

Net cash provided by operating activities increased $9.5 million for 2017 compared to 2016, driven primarily by incremental cash flow generated by our March 2016 Franchised Holiday Stores, September 2016 State Oil Assets and November 2017 Jet-Pep Assets acquisitions. In addition, we paid $1.1 million more of the management fees related to the services provided under the Amended Omnibus Agreement in common units issued to CST (pre-Merger) and Circle K (post-Merger) in 2017 compared to 2016.

Net cash provided by operating activities increased $15.0 million in 2016 compared to 2015, driven primarily by incremental cash flow generated by our acquisitions. In addition, we settled $3.2 million more in management fees in equity with CST in 2016 compared to 2015.

Investing Activities

In 2017, we paid $75.6 million in the Jet-Pep Assets acquisition and incurred $12.5 million in capital expenditures. In addition, we received $27.6 million of proceeds on sales, largely driven by the sale of 29 properties to DMR and two properties sold as a result of the FTC’s requirements associated with the Merger.

In 2016, we paid $94.2 million in the Franchised Holiday Stores and State Oil Assets acquisitions and $2.9 million for independent dealer and sub-wholesaler contracts purchased from CST. We also incurred $20.8 million of capital expenditures and received $17.5 million in proceeds from the refund payment related to CST's sale of the California and Wyoming assets.

In 2015, we paid $167.8 million in the Landmark Assets, Erickson and One Stop acquisitions and $141.9 million on the acquisitions of CST’s NTIs and CST Fuel Supply equity interests. We also had $10.2 million in capital expenditures.

Financing Activities

In 2017, we paid $88.2 million in distributions and made net borrowings on our credit facility of $64.5 million.

In 2016, we paid $83.6 million in distributions and purchased $3.3 million in common units under our common unit purchase program. We received $25.0 million in proceeds on the sale-leaseback transaction and had $83.1 million in net borrowings under our credit facility to fund our acquisitions.

In 2015, we received $144.9 million in net proceeds on equity offerings and $158.0 million in net borrowings under our credit facility to fund our acquisitions. We paid $66.1 million in distributions and purchased $3.6 million in common units under our common unit purchase program.

Refund payment related to CST sale of California and Wyoming assets

On July 7, 2016, in connection with the divestiture of certain California and Wyoming assets and the related decrease in supplied fuel volumes and as approved by the independent conflicts committee of the Board, CST provided a refund payment to the purchase price paid by us for our interest in CST Fuel Supply. The total refund payment received by us was approximately $18.2 million. See Note 12 to the financial statements for additional information.

Distributions

Distribution activity for 2017 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2016	February 6, 2017	February 13, 2017	$0.6125	$20,541
March 31, 2017	May 8, 2017	May 15, 2017	0.6175	20,832
June 30, 2017	August 7, 2017	August 14, 2017	0.6225	21,081
September 30, 2017	November 6, 2017	November 13, 2017	0.6275	21,332
December 31, 2017	February 5, 2018	February 12, 2018	0.6275	21,413

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

IDRs

We distributed $4.3 million and $3.4 million to CST and Circle K with respect to the IDRs in 2017 and 2016, respectively.

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

Debt

As of December 31, 2017, our consolidated debt and capital lease obligations consisted of the following (in thousands):

$550 million revolving credit facility	$506,000
Capital lease obligations	27,220
Note payable	765
Total debt and capital lease obligations	533,985
Current portion	2,916
Noncurrent portion	531,069
Deferred financing costs, net	1,922
Noncurrent portion, net of deferred financing costs	$529,147

Our revolving credit facility is secured by substantially all of our assets. Our borrowings under the revolving credit facility had a weighted-average interest rate of 4.44% as of December 31, 2017 (LIBOR plus an applicable margin, which was 3.00% as of December 31, 2017). Letters of credit outstanding at December 31, 2017 totaled $6.7 million. The amount of availability under the revolving credit facility at February 21, 2018, after taking into consideration debt covenant restrictions, was $17.6 million. In connection with future acquisitions, the revolving credit facility requires, among other things, that we have, after giving effect to such acquisition, at least $20 million in the aggregate of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. We are required to maintain a total leverage ratio (as defined in the revolving credit facility) for the most recently completed four fiscal quarters of less than or equal to 4.50 : 1.00, except for the quarter in which a material acquisition occurs and the first three full fiscal quarters following a material acquisition, generally defined as an acquisition with a purchase price of at least $30.0 million, with a ratio of 5.00 : 1.00, and a consolidated interest coverage ratio (as defined in the revolving credit facility) of greater than or equal to 2.75 : 1.00. The computation of our total leverage ratio allows for a pro forma application of the EBITDA (as defined in the revolving credit facility) of acquired entities and was 4.14 : 1.00 as of December 31, 2017. As of December 31, 2017, we were in compliance with these financial covenant ratios.

Renegotiation of Rocky Top Purchase Obligation

In connection with the Rocky Top acquisition that we completed in September 2013, we entered into a deferred seller financing arrangement, which obligated us to purchase certain sites over a 5-year period for an average $5.2 million per year beginning in 2016 at an approximately 7.7% capitalization rate. In June 2016, we renegotiated the terms with the sellers, eliminating the deferred seller financing obligation and agreeing to terms of a new lease of the assets for an initial term of 15 years and eight months with four renewal options of five years each. Under this triple net lease, annual rent is initially $1.8 million based on a 6.5% capitalization rate and increases 1.5% per year. However, because of the continuing involvement we have with the sites through the lease and sublease of the properties, we recorded the liability on our balance sheet at fair value in June 2016, which approximated its carrying value. This sale-leaseback liability is classified within accrued expenses and other current liabilities and other noncurrent liabilities on the balance sheet.

Sale Leaseback Transaction

In December 2016, we sold the real property at 17 sites acquired through the State Oil Assets asset acquisition for cash proceeds of $25.0 million, which were used to repay borrowings on the credit facility. We leased these properties for an initial term of 15 years with three renewal options of approximately five years each. Under the triple net lease, annual rent is initially $1.6 million based on a 6.5% capitalization rate and increases every five years based on inflation. Because of the continuing involvement we have with the sites through the lease and sublease of the properties, we recorded a liability for the proceeds received and are amortizing this liability over the lease term as rent payments are made. This sale-leaseback liability is classified within accrued expenses and other current liabilities and other noncurrent liabilities on the balance sheet.

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

The following table outlines our capital expenditures and acquisitions for 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Sustaining capital	$1,648	$798	$1,318
Growth	10,840	19,978	8,865
Acquisitions	75,627	97,134	309,702
Total capital expenditures and acquisitions	$88,115	$117,910	$319,885

Contractual Obligations

Our contractual obligations as of December 31, 2017 are summarized below (in thousands):

	Payments Due by Period
	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt	$765	$506,000	$—	$—	$—	$—	$506,765
Interest payments on debt	22,282	3,711	—	—	—	—	25,993
Capital lease obligations	2,975	3,079	3,176	3,274	3,374	15,799	31,677
Operating lease obligations	17,249	15,629	13,377	10,702	9,113	29,810	95,880
Management fees	10,272	7,704	—	—	—	—	17,976
Sale-leaseback obligations	6,605	6,673	6,649	6,740	6,832	62,886	96,385
Other liabilities	—	6,116	1,221	821	718	41,567	50,443
Total consolidated obligations	$60,148	$548,912	$24,423	$21,537	$20,037	$150,062	$825,119

Interest Payments on Debt

Such amounts include estimates of interest expense related to our credit facility assuming a 4.5% interest rate.

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

Our principal executive offices are in Allentown, Pennsylvania, in an office space leased by Circle K, for which the rent is charged to us as a cost under the Amended Omnibus Agreement. Future lease payments on this office lease are included within operating lease obligations.

Sale Leaseback Obligations

The payments in the table above represent payments on sale-leaseback transactions for which the sale was not recognized as a result of the continuing involvement with the sites. As such, the table above includes the payments under the lease.

Management Fees

The payments in the table above represent contractually obligated payments under the Amended Omnibus Agreement. See Note 12 to the financial statements for additional information.

Other Liabilities

Other liabilities include asset retirement obligations described in Note 10 to the financial statements and exclude other liabilities whose payment period or amount is not determinable. For purposes of reflecting amounts for asset retirement obligations in the table above, we have made our best estimate of expected payments based on information available as of December 31, 2017.

Under the terms of various supply agreements, the Partnership is obligated to minimum volume purchases measured in gallons of motor fuel. Future minimum volume purchase requirements are 347 million gallons in 2018, reducing to 33 million gallons in 2022. Future minimum volume purchase requirements from 2023 through 2024 total 50 million gallons. The aggregate dollar amount of the future minimum volume purchase requirements is dependent on the future weighted average wholesale cost per gallon charged under the applicable supply agreements. The amounts and timing of the related payment obligations cannot reasonably be estimated reliably. As a result, payment of these amounts has been excluded from the table above. See Note 15 to the financial statements for additional information.

Off-Balance Sheet Arrangements

The Amended Omnibus Agreement contingently requires us to perform environmental remediation work as further discussed in Note 14 to the financial statements. We also have operating leases and motor fuel purchase commitments as previously discussed in “Contractual Obligations” and in Notes 13 and 15 to the financial statements.

Other Matters Impacting Liquidity and Capital Resources

Concentration of Customers

In 2017, we distributed approximately 13% of our total wholesale distribution volumes to DMS and its affiliates and DMS and its affiliates accounted for approximately 22% of our rental income. In 2017, we distributed 8% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and received 20% of our rental income from Circle K. For more information regarding transactions with DMS and its affiliates and CST or Circle K, see Note 12 to the financial statements for additional information.

Common Unit Offering

On June 19, 2015, we closed on the sale to the public of 4.6 million common units for net proceeds of approximately $138.5 million. On July 16, 2015, we closed on the sale of an additional 0.2 million common units for net proceeds of approximately $6.4 million in accordance with the underwriters’ option to purchase additional common units. See Note 17 to the financial statements for additional information.

Partnership Common Unit Purchases by CST

On September 21, 2015, CST approved a common unit purchase program under Rule 10b-18 of the Exchange Act, authorizing CST to purchase up to an aggregate of $50 million of the common units representing limited partner interests in the Partnership. The unit purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at CST’s discretion. CST made no purchases under the common unit purchase program during 2016 or 2017. From inception until December 31, 2015, CST had purchased $19.8 million, or 804,667 common units, at an average price of $24.64 per common unit, which common units cannot be transferred absent registration with the SEC or an available exemption from the SEC’s registration requirements.

Common Unit Repurchase Program

In November 2015, the Board approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing us to repurchase up to an aggregate of $25 million of the common units representing limited partner interests in the Partnership. Under the program, we may make purchases in the open market in accordance with Rule 10b-18 of the Exchange Act, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require us to acquire any specific number of common units and may be suspended or terminated by us at any time without prior notice. The purchases will not be made from any officer, director or control person of the Partnership or CST. We did not repurchase any common units under the plan in 2017. The following table shows the purchases made through December 31, 2016:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Program
2015	154,158	$23.37	$3,603,071	$21,396,929
2016	133,463	24.37	3,252,653	18,144,276
Total	287,621	$23.84	$6,855,724	$18,144,276

Purchase of CST Fuel Supply Equity Interests

In January 2015 and again in July 2015, we closed on the purchase of a 5% and 12.5%, respectively, limited partner equity interest in CST Fuel Supply for aggregate consideration of 4.8 million common units and cash in the amount of $17.5 million. See Note 12 to the financial statements for additional information.

Acquisition of Landmark Assets

In January 2015, in connection with the joint acquisition by CST and CrossAmerica of 22 retail sites from Landmark Assets, we acquired the real property of the 22 fee sites for $41.2 million. See Note 3 to the financial statements for additional information.

Acquisition of Erickson

In February 2015, we closed on the purchase of all of the outstanding capital stock of Erickson and certain related assets for an aggregate purchase price of $83.8 million, including working capital and net of cash acquired. See Note 3 to the financial statements for additional information.

Purchase of NTI retail sites

In July 2015, we completed the purchase of real property at 29 NTIs from CST in exchange for an aggregate consideration of approximately 0.3 million common units and cash in the amount of $124.4 million, with an aggregate consideration of $134.0 million on the date of closing. See Note 12 to the financial statements for additional information.

Acquisition of One Stop

In July 2015, we closed on the purchase of retail sites from One Stop and certain related assets for $45.0 million, including working capital and net of cash acquired. See Note 3 to the financial statements for additional information.

Purchase of Wholesale Fuel Supply Contracts from CST

In February 2016, CST sold 21 independent dealer contracts and 11 sub-wholesaler contracts to us for $2.9 million. See Notes 3 and 12 to the financial statements for additional information.

Acquisition of Franchised Holiday Stores

On March 29, 2016, we closed on the acquisition of 31 Franchise Holiday Stores and three company operated liquor stores from S/S/G Corporation for approximately $52.4 million, including working capital. See Note 3 to the financial statements for additional information.

Acquisition of State Oil Assets

On September 27, 2016, we acquired certain assets of State Oil Company located in the greater Chicago market for approximately $41.9 million, including working capital. See Note 3 to the financial statements for additional information.

Acquisition of Jet-Pep Assets

On November 28, 2017, we acquired certain assets of Jet-Pep, Inc. and affiliated companies located in Alabama for approximately $75.6 million, including working capital. See Note 3 to the financial statements for additional information.

Contingencies

Environmental Matters

See Note 14 to the financial statements for a discussion of our environmental matters.

Legal Matters

See Note 15 to the financial statements for a discussion of our legal matters.

Quarterly Results of Operations

See Note 23 to the financial statements for financial and operating quarterly data for each quarter of 2017 and 2016.

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

We expect our rent income to increase in 2018 based on our recent acquisitions and our expectation that we will continue to convert company operated retail sites to lessee dealers.

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

New Accounting Policies

For information on recent accounting pronouncements impacting our business, see Note 2 to the financial statements.

Critical Accounting Policies Involving Critical Accounting Estimates

We prepare our financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Note 2 to the financial statements for a summary of our significant accounting policies.

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

Asset Acquisitions and Business Combinations

We early adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, effective January 1, 2017. Under this guidance, we first determine whether substantially all of the fair value of the set of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If this threshold is not met, we determine whether the set meets the definition of a business.

A business is defined as an integrated set of assets and activities that is capable of being conducted and managed for the purpose of providing a return to investors or other owners, members or participants. A business typically has inputs, processes applied to those inputs and outputs that are used to generate a return to investors, but outputs are not required for a set to be a business. A business must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs.

We account for asset acquisitions (i.e. transactions involving the acquisition of a set of assets that does not meet the definition of a business) in accordance with the guidance under ASC 805-50 and other applicable guidance. Asset acquisitions are generally accounted for by allocating the cost of the acquisition to the individual assets acquired and liabilities assumed on a relative fair value basis. Two of the key differences in accounting for transactions as asset acquisitions as compared to business combination are summarized below:

•	Transaction costs are capitalized as a component of the cost of the assets acquired rather than expensed as incurred;
•

Goodwill is not recognized. Rather, any excess consideration transferred over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets other than certain non-qualifying assets as defined in the guidance.

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

Whether we account for a transaction as an asset acquisition or a business combination, determining the fair value of these items requires management’s judgment, the utilization of independent valuation experts and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired, the liabilities assumed and any noncontrolling interest in the investee, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization. For more information on our acquisitions, see Note 3 to the financial statements.

Goodwill

Goodwill represents the excess of cost over the fair value of assets of businesses acquired. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level at least annually, and more frequently if events and circumstances indicate that the goodwill might be impaired. The annual impairment testing date of goodwill is October 1.

We early adopted ASU 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, effective January 1, 2017.

In performing our annual impairment analysis, ASC 350–20, Intangibles–Goodwill and Other, allows us to use qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill.

If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further testing is necessary. However, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform the goodwill impairment test.

In the goodwill impairment test, the reporting unit’s carrying amount (including goodwill) and its fair value are compared. If the estimated fair value of a reporting unit is less than the carrying value, an impairment charge is recognized for the deficit up to the amount of goodwill recorded.

At December 31, 2017, we had $89.1 million of goodwill recorded in our segments. After assessing the totality of events and circumstances, we determined that it is more likely than not that the fair value of our reporting units exceed their carrying amounts and therefore goodwill is not impaired at December 31, 2017.

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

As of December 31, 2017 and 2016, our liabilities related to the removal of USTs recorded in the consolidated financial statements were $31.5 million and $27.8 million, respectively. A 10% change in our estimate of anticipated future costs for removal of USTs as of December 31, 2017 would change our asset retirement obligation by approximately $3.1 million. See also Note 10 under the caption “Asset Retirement Obligations” to the financial statements.

Environmental Liabilities

As of December 31, 2017 and 2016, our environmental reserves recorded in the consolidated financial statements were $3.5 million and $4.2 million, respectively. These environmental reserves represent our estimates for future expenditures for remediation and related litigation associated with contaminated retail sites as a result of releases (e.g. overfills, spills and releases) and are based on current regulations, historical results and certain other factors.

Environmental liabilities that we have recorded are based on internal and external estimates of costs to remediate retail sites. Factors considered in the estimates of the liability are the expected cost and the estimated length of time to remediate each contaminated site. Estimated remediation costs are not discounted because the timing of payments cannot be reasonably estimated. Reimbursements under state trust fund programs are recognized when received because such amounts are insignificant. The adequacy of the liability is evaluated quarterly and adjustments are made based on updated experience at existing retail sites, newly identified retail sites and changes in governmental policy. A 10% change in our estimate of future costs related to environmental liabilities recorded as of December 31, 2017 would change our environmental liabilities and operating expenses by $0.4 million. See Note 14 to the financial statements for additional information.

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

Valuation allowances are initially recorded and reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset. We consider a number of factors in assessing the realization of a deferred tax asset, including the reversal of temporary differences, projections of future taxable income and ongoing prudent and feasible tax planning strategies. The amount of deferred tax assets ultimately realized may differ materially from the estimates utilized in the computation of valuation allowances and may materially impact the financial statements in the future.

As a result of a reassessment of the positive and negative evidence supporting whether or not a valuation allowance for deferred tax assets is needed, we released the entire $3.7 million valuation allowance in 2017. See Note 19 to the financial statements for additional information.

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

Interest Rate Risk

As of December 31, 2017, we had $506.0 million outstanding on our revolving credit facility. Our outstanding borrowings bear interest at LIBOR plus an applicable margin, which was 3.00% at December 31, 2017. Our borrowings had a weighted-average interest rate at December 31, 2017 of 4.44%. A one percentage point change in our average rate would impact annual interest expense by approximately $5.1 million.

Commodity Price Risk

We have not historically hedged or managed our price risk with respect to our commodity inventories (gasoline and diesel fuel), as the time period between the purchases of our motor fuel inventory and the sales to our customers is very short.

CrossAmerica purchases motor fuel for our Jet-Pep Assets from Circle K at Circle K’s cost plus terminal and administration fees of $0.015 per gallon. Circle K’s cost to supply these sites includes price fluctuations associated with index-based motor fuel pricing for pipeline delivery and the generation and sale of RINs. Circle K has implemented a motor fuel price hedging program to mitigate the price risk during delivery, thereby lowering our exposure. As such, we are exposed to more price risk with these motor fuel purchases from Circle K as compared to our other motor fuel purchases.

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

The management of CrossAmerica is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system was designed to provide reasonable assurance to the company’s management and Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. CrossAmerica management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 version. Based on our assessment, we believe that, as of December 31, 2017, the Partnership’s internal control over financial reporting is effective based on those criteria.

Attestation Report of the Independent Registered Public Accounting Firm

Grant Thornton LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2017. Their report dated February 26, 2018, expressed an unqualified opinion on our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors, General Partner and Limited Partners

CrossAmerica Partners LP

We have audited the accompanying consolidated balance sheets of CrossAmerica Partners LP (a Delaware Limited Partnership) and subsidiaries (the “Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of income, changes in partners’ capital and comprehensive income and cash flows for each of the three years in the period ended December 31, 2017. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2011.

Philadelphia, Pennsylvania

February 26, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors, General Partner and Limited Partners

CrossAmerica Partners LP

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of CrossAmerica Partners LP (a Delaware Partnership) and subsidiaries (the “Partnership”) as of December 31, 2017 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2017, and our report dated February 26, 2018, expressed an unqualified opinion on those financial statements.

Basis for opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

February 26, 2018

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

	December 31,
	2017	2016

ASSETS
Current assets:
Cash	$3,897	$1,350
Accounts receivable, net of allowances of $277 and $487, respectively	27,792	29,251
Accounts receivable from related parties	14,459	12,975
Inventories	15,122	13,164
Assets held for sale	11,708	2,111
Other current assets	7,528	6,556
Total current assets	80,506	65,407
Property and equipment, net	681,000	677,329
Intangible assets, net	76,063	80,760
Goodwill	89,109	89,109
Other assets	20,558	19,384
Total assets	$947,236	$931,989

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$2,916	$2,100
Accounts payable	35,789	34,903
Accounts payable to related parties	25,512	9,958
Accrued expenses and other current liabilities	17,015	15,705
Motor fuel taxes payable	12,241	12,467
Total current liabilities	93,473	75,133
Debt and capital lease obligations, less current portion	529,147	465,119
Deferred tax liabilities, net	24,069	42,923
Asset retirement obligations	31,467	27,750
Other long-term liabilities	98,061	100,253
Total liabilities	776,217	711,178

Commitments and contingencies

Equity:
Partners’ Capital
Common units—(34,111,461 and 33,524,952 units issued and outstanding at December 31, 2017 and December 31, 2016, respectively)	171,337	221,044
General Partner’s interest	—	—
Total Partners’ Capital	171,337	221,044
Noncontrolling interests	(318)	(233)
Total equity	171,019	220,811
Total liabilities and equity	$947,236	$931,989

See Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars, Except Unit and Per Unit Amounts)

	For the Year Ended December 31,
	2017	2016	2015
Operating revenues(a)	$2,094,827	$1,869,806	$2,226,271
Costs of sales(b)	1,934,061	1,714,239	2,056,807
Gross profit	160,766	155,567	169,464
Income from CST Fuel Supply equity interests	14,906	16,048	10,528
Operating expenses:
Operating expenses	61,297	61,074	72,229
General and administrative expenses	27,887	24,156	36,238
Depreciation, amortization and accretion expense	57,470	54,412	48,227
Total operating expenses	146,654	139,642	156,694
Gain on sales of assets, net	3,401	198	2,719
Operating income	32,419	32,171	26,017
Other income (expense), net	439	848	396
Interest expense	(27,919)	(22,757)	(18,493)
Income before income taxes	4,939	10,262	7,920
Income tax benefit	(18,237)	(453)	(3,542)
Net income	23,176	10,715	11,462
Less: net income attributable to noncontrolling interests	18	11	21
Net income attributable to limited partners	23,158	10,704	11,441
IDR distributions	(4,337)	(3,392)	(1,390)
Net income available to limited partners	$18,821	$7,312	$10,051
Net income per limited partner unit:
Basic earnings per common unit	$0.56	$0.22	$0.35
Diluted earnings per common unit	$0.56	$0.22	$0.35
Basic and diluted earnings per subordinated unit	n/a	$0.22	$0.35
Weighted-average limited partner units:
Basic common units	33,844,823	32,159,156	21,462,665
Diluted common units	33,855,345	32,216,004	21,561,403
Basic and diluted subordinated units	—	1,151,366	7,525,000
Total diluted common and subordinated units	33,855,345	33,367,370	29,086,403
Distribution paid per common and subordinated unit	$2.4800	$2.4000	$2.2300
Distribution declared (with respect to each respective period) per common and subordinated unit	$2.4950	$2.4200	$2.2800
Supplemental information:
(a) Includes excise taxes of:	$79,937	$79,537	$99,339
(a) Includes revenues from fuel sales to and rental income from related parties of:	414,781	411,945	494,090
(a) Includes rental income of:	86,314	80,594	65,431
(b) Includes rental expense of:	19,472	19,656	17,024

See Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	For the Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$23,176	$10,715	$11,462
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion expense	57,470	54,412	48,227
Amortization of deferred financing costs	1,707	1,666	1,475
Amortization of below market leases, net	70	198	394
Provision for losses on doubtful accounts	103	36	521
Deferred income taxes	(18,853)	(686)	(6,116)
Equity-based employees and directors compensation expense	1,931	3,927	5,119
Amended Omnibus Agreement fees settled in common units	13,200	12,133	8,917
Gain on sales of assets, net	(3,401)	(198)	(2,719)
Gain on settlement of capital lease obligations	—	(132)	(25)
Erickson working capital adjustment	—	335	—
Changes in working capital, net of acquisitions	13,557	(2,966)	(2,768)
Net cash provided by operating activities	88,960	79,440	64,487
Cash flows from investing activities:
Proceeds from sale of property and equipment	27,552	2,682	6,409
Capital expenditures	(12,488)	(20,776)	(10,183)
Principal payments received on notes receivable	450	794	1,958
Refund payment related to the sale by CST of California and Wyoming assets	—	17,528	—
Cash paid in connection with acquisitions, net of cash acquired	(75,627)	(94,234)	(167,777)
Cash paid to CST in connection with acquisitions	—	(2,900)	(141,925)
Net cash used in investing activities	(60,113)	(96,906)	(311,518)
Cash flows from financing activities:
Borrowings under the revolving credit facility	205,121	214,788	369,495
Repayments on the revolving credit facility	(140,621)	(131,699)	(211,484)
Proceeds from issuance of common units	—	—	144,939
Proceeds from sale leaseback transactions	—	25,035	—
Repurchases of common units	—	(3,252)	(3,603)
Payments of long-term debt and capital lease obligations	(2,032)	(2,262)	(1,983)
Payments of sale leaseback obligations	(865)	(734)	(682)
Payment of deferred financing costs	(6)	(694)	—
Repayments from related party	—	—	2,465
Contributions from Circle K	329	—	—
Distributions paid on distribution equivalent rights	(22)	(45)	(13)
Distributions paid to holders of the IDRs	(4,337)	(3,392)	(1,390)
Distributions paid to noncontrolling interests	(103)	(109)	(125)
Distributions paid on common and subordinated units	(83,764)	(80,012)	(64,566)
Net cash (used in) provided by financing activities	(26,300)	17,624	233,053
Net increase (decrease) in cash	2,547	158	(13,978)
Cash at beginning of period	1,350	1,192	15,170
Cash at end of period	$3,897	$1,350	$1,192

See Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME

(Thousands of Dollars, Except Unit and Per Unit Amounts)

	Limited Partners’ Interest				General	Incentive
	Common Unitholders		Subordinated Units - Affiliates		Partner’s Interest	Distribution Rights	Noncontrolling Interest	Equity
	Units	Dollars	Units	Dollars	Dollars	Dollars	Dollars	Dollars
Balance at December 31, 2014	15,437,704	$281,817	7,525,000	$(91,295)	$—	$—	$(31)	$190,491
Vesting of incentive and director awards, net of units withheld for taxes	96,812	3,261	—	—	—	—	—	3,261
Issuance of units to CST for the payment of fees under the Amended Omnibus Agreement	259,312	7,200	—	—	—	—	—	7,200
Issuance of units to CST in connection with sale of fuel supply interests and purchase of NTIs	5,139,252	163,292	—	—	—	—	—	163,292
Distributions to CST in connection with sale of fuel supply interests	—	(182,092)	—	—	—	—	—	(182,092)
Repurchase of common units	(154,158)	(3,603)	—	—	—	—	—	(3,603)
Proceeds of equity offering and overallotment exercise, net of issuance costs	4,807,000	144,939	—	—	—	—	—	144,939
Net income and comprehensive income	—	7,442	—	2,609	—	1,390	21	11,462
Distributions paid	—	(47,798)	—	(16,781)	—	(1,390)	(125)	(66,094)
Balance at December 31, 2015	25,585,922	374,458	7,525,000	(105,467)	—	—	(135)	268,856
Vesting of incentive and director awards, net of units withheld for taxes	107,227	2,606	—	—	—	—	—	2,606
Conversion of subordinated units	7,525,000	(109,673)	(7,525,000)	109,673	—	—	—	—
Issuance of units to CST for the payment of fees due under the Amended Omnibus Agreement	468,645	11,245	—	—	—	—	—	11,245
Distributions to CST in connection with the purchase of independent dealer and subwholesaler contracts	—	(2,900)	—	—	—	—	—	(2,900)
Refund payment related to the sale of California and Wyoming assets	(28,379)	17,528	—	—	—	—	—	17,528
Repurchase of common units	(133,463)	(3,252)	—	—	—	—	—	(3,252)
Net income and comprehensive income	—	7,059	—	253	—	3,392	11	10,715
Distributions paid		(75,598)	—	(4,459)	—	(3,392)	(109)	(83,558)
Other	—	(429)	—	—	—	—	—	(429)
Balance at December 31, 2016	33,524,952	221,044	—	—	—	—	(233)	220,811
Vesting of incentive and director awards, net of units withheld for taxes	35,993	896	—	—	—	—	—	896
Issuance of units to CST and Circle K for the payment of fees due under the Amended Omnibus Agreement	550,516	14,033	—	—	—	—	—	14,033
Contributions from Circle K	—	329	—	—	—	—	—	329
Net income and comprehensive income	—	18,821	—	—	—	4,337	18	23,176
Distributions paid	—	(83,786)	—	—	—	(4,337)	(103)	(88,226)
Balance at December 31, 2017	34,111,461	$171,337	—	$—	$—	$—	$(318)	$171,019

See Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. DESCRIPTION OF BUSINESS

Couche- Tard and CST Merger

CST entered into the Merger Agreement dated as of August 21, 2016, with Circle K and Merger Sub. On June 28, 2017, Merger Sub merged with and into CST, at which time the separate corporate existence of Merger Sub ceased, and CST survived the Merger as an indirect, wholly owned subsidiary of Circle K. Circle K is a wholly owned subsidiary of Couche-Tard.

As a result of the Merger, Circle K indirectly owns all of the membership interests in the sole member of our General Partner, as well as a 21.1% limited partner interest in the Partnership and all of the IDRs of the Partnership. Circle K, through its indirect ownership interest in the sole member of our General Partner, has the ability to appoint all of the members of the Board and to control and manage our operations and activities.

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

The financial statements reflect the consolidated results of the Partnership and its wholly owned subsidiaries. Our primary operations are conducted by the following consolidated wholly owned subsidiaries:

•	LGW, which distributes motor fuels on a wholesale basis and generates qualified income under Section 7704(d) of the Internal Revenue Code;
•	LGPR, which functions as our real estate holding company and holds assets that generate qualified rental income under Section 7704(d) of the Internal Revenue Code; and
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

In 2015, we issued our common units as consideration in the purchase of equity interests in CST Fuel Supply and the real property associated with certain of CST’s NTI retail sites. In addition, we also issued, and may continue to issue, common units as payment to Circle K for charges and expenses incurred by us under the Amended Omnibus Agreement. There is no obligation for Circle K to accept common units representing limited partner interests in lieu of cash for amounts due under the Amended Omnibus Agreement. CST also acquired our common units through open market purchases from September 2015 through December 2015. At December 31, 2017, Circle K indirectly owned 21.1% of our limited partner interests.

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements were prepared in accordance with U.S. GAAP. These financial statements include the consolidated accounts of CrossAmerica and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Receivables

Accounts receivable primarily result from the sales of motor fuels to customers and rental fees for retail sites. The majority of our accounts receivable relate to our motor fuel sales that can generally be described as high volume and low margin activities. Credit is extended to a customer based on an evaluation of the customer’s financial condition. In certain circumstances collateral may be required from the customer. Receivables are recorded at face value, without interest or discount. Receivables include amounts due from financial institutions for customer credit and debit card transactions.

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

Inventories

Motor fuel inventory consists of gasoline, diesel fuel and other petroleum products and is stated at the lower of average cost or net realizable value using the first-in, first-out method. We record inventory from the time of the purchase of motor fuels from third party suppliers until the retail sale to the end customer.

Food and merchandise inventory is valued at the lower of average cost or net realizable value using the first-in, first-out method, net of a reserve for potentially obsolete or slow-moving inventory.

Debt Issuance Costs

Debt issuance costs that are incurred in connection with the issuance of debt are deferred and amortized to interest expense using the straight line method (which approximates the effective interest method) over the contractual term of the underlying indebtedness. Debt issuance costs are classified as a reduction of the associated liability.

Asset Acquisitions and Business Combinations

We early adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, effective January 1, 2017. Under this guidance, we first determine whether substantially all of the fair value of the set of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If this threshold is not met, we determine whether the set meets the definition of a business.

A business is defined an integrated set of assets and activities that is capable of being conducted and managed for the purpose of providing a return to investors or other owners, members or participants. A business typically has inputs, processes applied to those inputs and outputs that are used to generate a return to investors, but outputs are not required for a set to be a business. A business must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We account for asset acquisitions (i.e. transactions involving the acquisition of a set of assets that does not meet the definition of a business) in accordance with the guidance under ASC 805-50 and other applicable guidance. Asset acquisitions are generally accounted for by allocating the cost of the acquisition, including acquisition costs, to the individual assets acquired and liabilities assumed on a relative fair value basis.

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

Whether we account for a transaction as an asset acquisition or a business combination, determining the fair value of these items requires management’s judgment, the utilization of independent valuation experts and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired, the liabilities assumed and any noncontrolling interest in the investee, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization. See Note 3 for additional information on our acquisitions.

Property and Equipment

Property and equipment is recorded at cost, which equals fair value in the case of a business combination or generally approximates fair value in the case of an asset acquisition. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets, including: 10 to 20 years for buildings and improvements and five to 30 years for equipment. Amortization of leasehold improvements is based upon the shorter of the remaining terms of the leases including renewal periods that are reasonably assured, or the estimated useful lives, which generally range from seven to 10 years.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Maintenance and repairs are charged to operations as incurred. Gains or losses on the disposition of property and equipment are recorded in the period the sale meets the criteria for recognition.

Intangible Assets

Intangible assets are recorded at fair value in the case of a business combination or at a value that generally approximates fair value in the case of an asset acquisition. Intangible assets associated with wholesale fuel supply contracts, wholesale fuel distribution rights and trademarks are amortized over 10 years. Covenants not to compete are amortized over the shorter of the contract term or five years. Intangible assets associated with above and below market leases are amortized over the applicable lease term. Intangible assets with definite useful lives are amortized over their respective estimated useful lives and reviewed for impairment if we believe that changes or triggering events have occurred that could have caused the carrying value of the intangible assets to exceed its fair value. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or more frequently if events and circumstances indicate that the intangible assets might be impaired.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We early adopted ASU 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, effective January 1, 2017.

In performing our annual impairment analysis, ASC 350–20, Intangibles–Goodwill and Other, allows us to use qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill.

If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further testing is necessary. However, if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform the goodwill impairment test.

In the goodwill impairment test, the reporting unit’s carrying amount (including goodwill) and its fair value are compared. If the estimated fair value of a reporting unit is less than the carrying value, an impairment charge is recognized for the deficit up to the amount of goodwill recorded.

No goodwill was impaired for any period presented.

Environmental Matters

Liabilities for future remediation costs are recorded when environmental assessments from governmental regulatory agencies and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable undiscounted future costs using currently available technology and applying current regulations, as well as our own internal environmental policies. Environmental liabilities are difficult to assess and estimate due to uncertainties related to the magnitude of possible remediation, the timing of such remediation and the determination of our obligation in proportion to other parties. Such estimates are subject to change due to many factors, including the identification of new retail sites requiring remediation, changes in environmental laws and regulations and their interpretation, additional information related to the extent and nature of remediation efforts and potential improvements in remediation technologies. Amounts recorded for environmental liabilities have not been reduced by possible recoveries from third parties.

Asset Retirement Obligations

We record a liability, which is referred to as an asset retirement obligation, at fair value for the estimated cost to remove underground storage tanks (USTs) used to store motor fuel at owned and leased retail sites at the time we incur that liability, which is generally when the UST is installed or upon entering the lease. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset. We depreciate the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the estimated remaining life of the UST. Accretion expense is reflected in depreciation, amortization and accretion expense. We base our estimates of the anticipated future costs for removal of a UST on our prior experience with removal. Removal costs include the cost to remove the USTs, soil remediation costs resulting from the spillage of small quantities of motor fuel in the normal operations of our business and other miscellaneous costs. We review our assumptions for computing the estimated liability for the removal of USTs on an annual basis. Any change in estimated cash flows is reflected as an adjustment to the liability and the associated asset.

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

Revenue Recognition

Revenues from the delivery of motor fuel are recorded upon delivery to our customers, by which time the price is fixed, title to the products has transferred and payment has either been received or collection is reasonably assured, net of applicable discounts and allowances.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues from the sale of convenience store products are recognized at the time of sale to the customer.

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

We are the lessee in certain sale-leaseback transactions for certain retail sites, and as we have continuing involvement in the underlying retail sites through a sublease with a lessee dealer or the lease agreement has a repurchase feature, the sale-leaseback arrangements are accounted for as financing transactions.

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

Valuation allowances are initially recorded and reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset. Management considers a number of factors in assessing the realization of a deferred tax asset, including the reversal of temporary differences, projections of future taxable income and ongoing prudent and feasible tax planning strategies. The amount of deferred tax assets ultimately realized may differ materially from the estimates utilized in the computation of valuation allowances and may materially impact the financial statements in the future.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09–Revenue from Contracts with Customers (Topic 606), which results in comprehensive new revenue accounting guidance, requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and develops a common revenue standard under U.S. GAAP and International Financial Reporting Standards. Specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance was effective January 1, 2018 and we applied the modified retrospective method of adoption. We have completed our assessment and have not identified any material impact on the financial statements, although it will affect disclosures. This guidance applies to over 90% of our revenues as the only primary revenue stream outside the scope of this guidance is rental income.

In February 2016, the FASB issued ASU 2016-02–Leases (Topic 842). This standard modifies existing guidance for reporting organizations that enter into leases to increase transparency by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. Management continues to evaluate the impact of this new guidance, but the adoption will have a material impact on our balance sheet as we will be required to recognize right-of-use assets and lease liabilities for operating leases. We will not adopt this guidance early. We intend to apply each of the practical expedients in adopting this new guidance.

In October 2016, the FASB issued ASU 2016-16–Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This standard requires companies to account for income tax effects of intercompany transactions other than inventory in the period in which the transfer occurs rather than when the assets are transferred outside of the consolidated entity. We have chosen to early adopt the standard effective January 1, 2017, which had no impact as of the date of adoption but could apply to future intra-entity transactions and require us to recognize the income tax effects of those transactions in the period in which the transfer occurs.

In January 2017, the FASB issued ASU 2017-01–Business Combinations (Topic 805): Clarifying the Definition of a Business. This standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. We early adopted this standard effective January 1, 2017. Although there was no impact upon adoption, among other things, this guidance results in the capitalization rather than expensing of acquisition costs in transactions that are accounted for as asset acquisitions rather than business combinations under the new definition of a business.

In January 2017, the FASB issued ASU 2017-04–Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Management early adopted this guidance effective January 1, 2017, which had no impact upon adoption but could result in a change in the measurement of an impairment loss if an impairment was required to be recorded in the future.

Certain other new financial accounting pronouncements have become effective for our financial statements and the adoption of these pronouncements will not affect our financial position or results of operations, nor will they require any additional disclosures.

Concentration Risk

For 2017, 2016 and 2015, we distributed approximately 13%, 16% and 17% of our total wholesale distribution volume to Dunne Manning Stores LLC, an entity associated with the family of a member of the Board (DMS) and DMS accounted for approximately 22%, 26% and 36% of our rental income, respectively.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For 2017, 2016 and 2015, we distributed 8%, 8% and 7% of our total wholesale distribution volume to CST retail sites that are not supplied by CST Fuel Supply and received 20%, 21% and 17% of our rental income from CST, respectively.

For more information regarding transactions with DMS and its affiliates and CST, see Note 12.

In 2017, our wholesale business purchased approximately 28%, 27% and 16% of its motor fuel from ExxonMobil, BP and Motiva, respectively. In 2016, our wholesale business purchased approximately 30%, 25% and 24% of its motor fuel from ExxonMobil, BP and Motiva, respectively. In 2015, our wholesale business purchased approximately 30%, 26% and 26% of its motor fuel from ExxonMobil, BP and Motiva, respectively. No other fuel suppliers accounted for 10% or more of our motor fuel purchases during 2017, 2016 or 2015.

Valero supplied substantially all of the motor fuel purchased by CST Fuel Supply during all periods presented. CST Fuel Supply purchased approximately 1.7 billion, 1.8 billion and 1.9 billion gallons of motor fuel from Valero for 2017, 2016 and 2015, respectively.

Note 3. ACQUISITIONS

Jet-Pep Assets Acquisition

On November 28, 2017, we closed on the acquisition of the real property and the fuel supply business of 101 commission operated retail sites, including 92 fee simple sites, the leasehold interest in five real property sites and the fuel supply business to four independent commission sites, all located in Alabama, from Jet-Pep, Inc. and affiliated entities, for aggregate cash consideration of $75.6 million, including the value of the motor fuel inventory contained in the retail sites and net of the assumption of certain liabilities. On the same day, Circle K closed on the acquisition of certain related retail and terminal assets from Jet-Pep, Inc. and affiliated entities.

The set of assets acquired did not meet the definition of a business under ASU 2017-01, and as such, this transaction was accounted for as an asset acquisition. The values ascribed to the assets acquired and liabilities assumed on the date of acquisition were as follows (in thousands):

Current assets (excluding cash and inventories)	$263
Inventories	3,294
Assets held for sale	2,030
Property and equipment	63,450
Intangible assets	11,174
Accrued expenses and other current liabilities	(59)
Asset retirement obligations	(3,275)
Other noncurrent liabilities	(1,250)
Total consideration	$75,627

The value of land was based on a market approach. The value of buildings and equipment was based on a cost approach. The buildings and equipment are being depreciated on a straight-line basis, with estimated remaining useful lives of 20 years for the buildings and five to 10 years for equipment.

The $9.2 million value of the wholesale fuel distribution rights included in intangibles was based on an income approach and management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel distribution rights are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.

The $0.5 million value of the wholesale fuel supply agreements was based on an income approach, and management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel supply agreements are being amortized on an accelerated basis over an estimated useful life of approximately 10 years.

The $1.0 million value of the trademarks was based on an income approach using the present value of incremental after-tax cash flows attributable solely to the trademark.

The $0.5 million value of the covenant not to compete was based on an income approach using the difference between the present value of after-tax cash flows with and without the covenant not to compete in place. The covenant not to compete intangible asset is being amortized on a straight-line basis over a 5-year period.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating revenues since the date of acquisition were $15.5 million for the year ended December 31, 2017.

Acquisition of State Oil Assets

On September 27, 2016, we closed on the acquisition of 57 controlled retail sites (56 fee sites and one leased site) and certain other assets of State Oil Company, being operated as 55 lessee dealer accounts and two non-fuel tenant locations, as well as 25 independent dealer accounts located in the greater Chicago market for approximately $41.9 million, including working capital.

In December 2016, we sold 17 of these retail sites. See Note 10 for additional information.

Acquisition of Franchised Holiday Stores

On March 29, 2016, we closed on the acquisition of 31 Franchised Holiday Stores and three liquor stores from S/S/G Corporation for approximately $52.4 million, including working capital. Of the 34 stores, 31 are located in Wisconsin and three are located in Minnesota. The acquisition was funded by borrowings under our credit facility.

Purchase of Wholesale Fuel Supply Contracts from CST

In February 2016, we purchased 21 independent dealer contracts and 11 sub-wholesaler contracts from CST for $2.9 million. See Note 12 for additional information.

Note 4. ASSETS HELD FOR SALE

We have classified 12 and four sites as held for sale at December 31, 2017 and December 31, 2016. Of the sites held for sale at December 31, 2017, 11 are required to be divested per an FTC order in connection with Couche-Tard’s acquisition of Holiday Stationstores, Inc. and the joint acquisition of Jet-Pep Assets by Couche-Tard and us. These assets are expected to be sold in 2018. Assets held for sale were as follows (in thousands):

	December 31,
	2017	2016
Land	$4,946	$882
Buildings and site improvements	5,785	1,054
Equipment	2,485	702
Total	13,216	2,638
Less accumulated depreciation	(1,508)	(527)
Assets held for sale	$11,708	$2,111

During 2017, as approved by the independent conflicts committee of our Board, we sold 29 properties to Dunne Manning Realty LP, an entity affiliated with a member of the Board (DMR), for $18.9 million, resulting in a $0.8 million gain. These sites were generally sites at which we did not supply fuel or represented vacant land. See Note 12 for additional information.

During 2017, we sold two properties as a result of the FTC’s requirements associated with the Merger for $6.7 million, resulting in a gain of $2.2 million. In addition, Circle K agreed to reimburse us for the tax liability incurred on the required sale, resulting in additional proceeds of $0.3 million, which was accounted for as a contribution to partners’ capital. See Note 12 for additional information.

During 2017, DMS renewed its contract with one of its customers, triggering a $0.8 million earn-out payment by DMS to us under a contract entered into with DMS at the time of CST acquiring our General Partner in October 2014, which was recorded as a gain. See Note 12 for additional information.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. RECEIVABLES

Changes in the allowance for doubtful accounts consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance as of beginning of year	$487	$1,090	$754
Increase in allowance charged to expense	103	36	521
Accounts charged against the allowance, net of recoveries	(313)	(639)	(185)
Balance as of end of year	$277	$487	$1,090

Notes receivable from lessee dealers totaled $3.2 million and $3.5 million at December 31, 2017 and 2016, respectively, and are included in other current assets and other noncurrent assets on the consolidated balance sheets.

Note 6. INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2017	2016
Retail site merchandise	$7,806	$8,374
Motor fuel	7,316	4,790
Inventories	$15,122	$13,164

Note 7. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2017	2016
Land	$285,682	$280,400
Buildings and site improvements	362,207	346,834
Leasehold improvements	10,155	9,095
Equipment	185,733	169,245
Construction in progress	1,797	3,173
Property and equipment, at cost	845,574	808,747
Accumulated depreciation and amortization	(164,574)	(131,418)
Property and equipment, net	$681,000	$677,329

Approximately $601.3 million of property and equipment, net was used for leasing purposes at December 31, 2017.

We are the lessee in certain sale-leaseback transactions for certain retail sites, and because we have continuing involvement in the underlying retail sites, or the lease agreement has a repurchase feature, the sale-leaseback arrangements are accounted for as lease financing obligations. The table above includes these retail sites, as well as certain leases accounted for as capital leases. The total cost and accumulated amortization of property and equipment recorded by us under sale leaseback transactions and capital leases was $103.0 million and $30.6 million, respectively, at December 31, 2017 and $101.0 million and $23.9 million, respectively, at December 31, 2016.

See Note 11 for future minimum rental payments on capital lease obligations and Note 10 for future minimum rental payments on sale-leaseback obligations.

Depreciation expense, including amortization of assets recorded under sale-leasebacks and capital lease obligations, was approximately $42.5 million, $39.5 million and $33.7 million for 2017, 2016 and 2015, respectively. These amounts include impairments primarily recorded when sites were classified as assets held for sale amounting to $1.3 million, $1.1 million and $0.4 million for 2017, 2016 and 2015, respectively.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	December 31, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$127,955	$(56,915)	$71,040	$118,201	$(44,298)	$73,903
Trademarks	2,064	(863)	1,201	1,094	(685)	409
Covenant not to compete	4,581	(3,300)	1,281	4,131	(2,503)	1,628
Below market leases	11,401	(8,860)	2,541	12,081	(7,261)	4,820
Total intangible assets	$146,001	$(69,938)	$76,063	$135,507	$(54,747)	$80,760

Intangible assets associated with wholesale fuel supply contracts/rights are amortized over 10 years using either an accelerated or straight-line amortization method as appropriate. Trademarks are amortized over five years. Covenants not to compete are amortized over the shorter of the contract term or five years. Intangible assets associated with above and below market leases are amortized over the applicable lease term.

Amortization expense, including amortization of above and below market lease intangible assets, which is classified as rent expense, was $13.7 million, $13.7 million and $13.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Aggregate amortization expense is expected to be $14.8 million, $12.4 million, $12.1 million, $11.5 million and $10.7 million for the years ending December 31, 2018, 2019, 2020, 2021 and 2022, respectively.

Note 9. GOODWILL

There were no changes in goodwill during 2017. Changes in goodwill during 2016 consisted of the following (in thousands):

	Wholesale Segment	Retail Segment	Consolidated
Balance at December 31, 2015	$61,548	$19,273	$80,821
Acquisitions	1,720	6,568	8,288
Reassignment	6,489	(6,489)	—
Balance at December 31, 2016 and 2017	$69,757	$19,352	$89,109

Our business strategy includes the conversion of retail sites from company operated retail sites to lessee dealers. As a result of these conversions, there is a reduction in future cash flows in the Retail segment and an expected increase in future cash flows that will be received by the Wholesale segment subsequent to the date of conversion. The effect of these conversions during 2016 was a $6.5 million reassignment of goodwill originally assigned to the Retail segment to the Wholesale segment. There was no reassignment during 2017.

Note 10. ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Taxes other than income	$8,303	$7,177
Current portion of environmental liabilities	1,611	1,602
Interest	1,223	993
Current portion of sale leaseback obligations	1,020	856
Equity-based incentive compensation	707	1,758
Professional fees	522	464
Payroll	531	491
Termination benefits	245	151
Other	2,853	2,213
Total accrued expenses and other current liabilities	$17,015	$15,705

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Sale leaseback obligations, net of deferred financing costs	$76,447	$77,412
Security deposits	10,593	9,443
Environmental liabilities	1,926	2,567
Above market leases	2,886	4,841
Deferred rent expense	2,968	3,105
Other	3,241	2,885
Total other long-term liabilities	$98,061	$100,253

Sale Leaseback Obligations

We are the lessee in certain sale-leaseback transactions for certain retail sites that expire through 2032, and as we have continuing involvement in the underlying retail sites through a sublease with a lessee dealer or the lease agreement has a repurchase feature, the sale-leaseback arrangements are accounted for as lease financing obligations. In lieu of recognizing rent expense for the lease rental payments, we record interest expense, which amounted to $3.9 million, $3.3 million and $2.4 million for 2017, 2016 and 2015, respectively. The future minimum lease payments under sale leaseback financing obligations as of December 31, 2017 are as follows (in thousands):

2018	$6,605
2019	6,673
2020	6,649
2021	6,740
2022	6,832
Thereafter	62,886
Total future minimum lease payments	96,385
Less interest component	64,693
Present value of minimum lease payments	31,692
Plus net book value of property at end of lease	24,510
Plus deferred gain to be recognized at end of lease	22,077
Gross sale leaseback obligations	78,279
Current portion	1,020
Long-term portion	77,259
Deferred financing costs, net	812
Long-term portion, net of deferred financing costs	$76,447

Renegotiation of Rocky Top Purchase Obligation

In connection with the Rocky Top acquisition completed in September 2013, we entered into a deferred seller financing arrangement, which obligated us to purchase certain retail sites over a 5-year period for an average of $5.2 million per year beginning in 2016 at an approximately 7.7% capitalization rate. In June 2016, we renegotiated the terms with the sellers, eliminating the deferred seller financing obligation and agreeing to terms of a new lease of the assets for an initial term of 15 years and eight months with four renewal options of five years each. Under this triple net lease, annual rent is initially $1.8 million based on a 6.5% capitalization rate and increases 1.5% per year. However, because of the continuing involvement we have with the retail sites through the lease and sublease of the properties, we recorded the liability on our balance sheet at fair value in June 2016, which approximated its carrying value. These lease financing obligations are classified within accrued expenses and other current liabilities and other noncurrent liabilities on the consolidated balance sheet.

Sale Leaseback Transaction

In December 2016, we sold the real property at 17 retail sites acquired through the State Oil Assets acquisition for cash proceeds of $25.0 million, which were used to repay borrowings on the credit facility. We lease these properties for an initial term of 15 years with three renewal options of approximately five years each. Under the triple net lease, annual rent is initially $1.6 million based on a 6.5% capitalization rate and increases every five years based on inflation. Because of the continuing involvement we have with the retail sites through the lease and sublease of the properties, we recorded a liability for the proceeds received and are amortizing this liability over the lease term as rent payments are made.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A rollforward of our asset retirement obligation is below (in thousands):

	December 31,
	2017	2016
Beginning balance	$27,750	$23,484
Recognition of asset retirement obligations	3,525	3,205
Changes in estimated cash flows or settlement dates	(1,078)	(291)
Accretion	1,427	1,403
Obligations settled	(157)	(51)
Ending balance	$31,467	$27,750

Note 11. DEBT

Our balances for long-term debt and capital lease obligations are as follows (in thousands):

	December 31,
	2017	2016
$550 million revolving credit facility	$506,000	$441,500
Capital lease obligations	27,220	28,455
Note payable	765	822
Total debt and capital lease obligations	533,985	470,777
Current portion	2,916	2,100
Noncurrent portion	531,069	468,677
Deferred financing costs, net	1,922	3,558
Noncurrent portion, net of deferred financing costs	$529,147	$465,119

The following represents principal payments on debt and future minimum lease payments on capital lease obligations for the next five years (in thousands):

	Debt	Capital Lease Obligations	Total
2018	$765	$2,975	$3,740
2019	506,000	3,079	509,079
2020	—	3,176	3,176
2021	—	3,274	3,274
2022	—	3,374	3,374
Thereafter	—	15,799	15,799
Total future minimum lease payments	506,765	31,677	538,442
Less interest component	—	4,457	4,457
	506,765	27,220	533,985
Current portion	765	2,151	2,916
Long-term portion	$506,000	$25,069	$531,069

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility

The credit facility is a senior secured revolving credit facility maturing on March 4, 2019, with a total borrowing capacity of $550.0 million, under which swing-line loans may be drawn up to $25.0 million and standby letters of credit may be issued up to an aggregate of $45.0 million. The credit facility may be increased, from time to time, upon our written request, subject to certain conditions, up to an additional $100.0 million. Letters of credit outstanding at December 31, 2017 and 2016 totaled $6.7 million and $6.5 million, respectively. The amount of availability at December 31, 2017 under the revolving credit facility, after taking into account outstanding letters of credit and debt covenant constraints, was $37.3 million. In connection with future acquisitions, the revolving credit facility requires, among other things that we have, after giving effect to such acquisition, at least $20.0 million, in the aggregate, of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. All obligations under the credit facility are secured by substantially all of the assets of the Partnership and its subsidiaries.

Outstanding borrowings under the revolving credit facility bear interest at LIBOR plus an applicable margin, which was 3.00% at December 31, 2017. Our borrowings had a weighted-average interest rate of 4.44% at December 31, 2017.

We are required to comply with certain financial covenants under the credit facility. We are required to maintain a total leverage ratio (as defined in the credit facility) for the most recently completed four fiscal quarters of less than or equal to 4.50 : 1.00, except for periods following a material acquisition, generally defined as an acquisition with a purchase price of at least $30.0 million. The total leverage ratio shall not exceed 5.00 : 1.00 for the quarter in which a material acquisition closes and the first three full fiscal quarters following the closing of a material acquisition. If we issued Qualified Senior Notes (as defined in the credit facility) in the aggregate principal amount of $175.0 million or greater, the ratio shall not exceed 5.50 : 1.00. If we issued Qualified Senior Notes of $175.0 million or greater, we are also required to maintain a senior leverage ratio (as defined in the credit facility) of less than or equal to 3.00 : 1.00 and a consolidated interest coverage ratio (as defined in the credit facility) of at least 2.75 : 1.00. As of December 31, 2017, we were in compliance with these financial covenants.

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

Note Payable

In connection with a June 2013 acquisition of certain retail sites in Florida, we issued a $1.0 million note payable with interest at 4.0%. The note matures July 1, 2018, at which time a balloon payment for all outstanding principal and any unpaid interest is due. The loan is secured by all the real and personal property at these retail sites.

Capital Lease Obligations

In May 2012, the Predecessor Entities entered into a 15-year master lease agreement with renewal options of up to an additional 20 years with Getty. Pursuant to the lease, the Predecessor Entities originally leased 105 retail sites in Massachusetts, New Hampshire and Maine. The lease was assigned to the Partnership. In December 2012, the agreement was amended to add an additional 25 retail sites in New Jersey. Since then, the agreement has been amended from time to time to add an insignificant number of additional retail sites. We pay fixed rent, which increases 1.5% per year. In addition, the lease requires contingent rent payments based on gallons of motor fuel sold.

Because the fair value of the land at lease inception was estimated to represent more than 25% of the total fair value of the real property subject to the lease, the land element of the lease was analyzed for operating or capital treatment separately from the rest of the property subject to the lease. The land element of the lease was classified as an operating lease and all of the other property was classified as a capital lease. As such, future minimum lease payments are included in both the capital lease obligations table above as well as the operating lease table in Notes 11 and 13.

Through December 31, 2017, certain retail sites have been terminated from the lease. Any property and equipment or capital lease obligations associated with these retail sites were removed from the balance sheet.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. RELATED PARTY TRANSACTIONS

Transactions with Circle K

Fuel Sales and Rental Income

We sell wholesale motor fuel under a master fuel distribution agreement to 49 Circle K retail sites and lease real property on 73 retail sites to Circle K under a master lease agreement each having initial 10-year terms. The fuel distribution agreement provides us with a fixed wholesale mark-up per gallon. The master lease agreement is a triple net lease.

Revenues from wholesale fuel sales and real property rental income from CST and Circle K were as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Revenues from motor fuel sales to CST and Circle K	$136,649	$118,745	$135,813
Rental income from CST and Circle K	17,021	17,188	11,422

Accounts receivable from Circle K for fuel amounted to $3.9 million and $3.2 million at December 31, 2017 and December 31, 2016, respectively.

Amended Omnibus Agreement and Management Fees

We incurred $13.9 million, $15.9 million and $15.3 million for 2017, 2016 and 2015, respectively, including incentive compensation costs and non-cash stock-based compensation expense under the Amended Omnibus Agreement, which are recorded as a component of operating expenses and general and administrative expenses in the statement of income. Amounts payable to Circle K and CST were $25.3 million and $10.0 million at December 31, 2017 and December 31, 2016, respectively. The amounts payable at December 31, 2017 include separation benefits associated with the Merger and equity compensation expense associated with CST stock-based awards. See Note 24 for additional information.

Common Units Issued to CST and Circle K as Consideration for Amounts due Under the Amended Omnibus Agreement

As approved by the independent conflicts committee of the Board, the Partnership, CST and Circle K mutually agreed to settle, from time to time, some or all of the amounts due under the terms of the Amended Omnibus Agreement in newly issued common units representing limited partner interests in the Partnership. We issued the following common units to CST or Circle K as consideration for amounts due under the terms of the Amended Omnibus Agreement:

Year	Number of Common Units Issued
2015	259,312
2016	440,266
2017	550,516

Circle K will receive 136,882 common units on March 1, 2018 as a portion of the payment for the management fees for the fourth quarter of 2017.

CST Fuel Supply Equity Interests

CST Fuel Supply provides wholesale motor fuel distribution to the majority of CST’s legacy U.S. retail sites at cost plus a fixed markup per gallon. We owned a 17.5% total interest in CST Fuel Supply at December 31, 2017 and 2016. We account for the income derived from our equity interest of CST Fuel Supply as “Income from CST Fuel Supply equity interests” on our statement of income, which amounted to $14.9 million, $16.0 million and $10.5 million for 2017, 2016 and 2015, respectively. Accounts receivable from Circle K and CST related to this income amounted to $1.2 million at December 31, 2017 and December 31, 2016.

In connection with the Merger, the FTC approved a final order requiring the divestiture of certain CST retail fuel stations. As a result, in September 2017, 61 sites were sold to a third party and removed from the fuel distribution agreement between CST Marketing and Supply and CST Services. CST Marketing and Supply no longer supplies fuel to such sites. To compensate for the decrease in the amount of motor fuels sold by CST Marketing and Supply, Circle K agreed to purchase at least 114.9 million gallons annually (the “Annual Commitment”) in addition to the volumes continued to be sold under the fuel distribution agreement to retail fuel stations that remain with Circle K after the divestiture. In addition, should Circle-K fail to purchase all or a portion of the Annual Commitment, Circle K has agreed to make monthly payments to CST Marketing and Supply in the

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount of the seller’s margin of $0.05 per gallon under the fuel distribution agreement multiplied by the number of gallons not physically sold pursuant to the Annual Commitment. Consequently, the Partnership, by virtue of its 17.5% ownership interest in CST Fuel Supply, the 100% owner of CST Marketing and Supply, will continue to receive its share from the volumes sold to the 61 retail sites prior to the FTC mandated divestiture. This agreement continues until the fuel distribution agreement between CST Marketing and Supply and CST Services is terminated, which had an initial term of 10 years expiring in December 2024.

In July 2016, CST provided a refund payment to us related to our 17.5% interest in CST Fuel Supply resulting from the sale by CST of 79 retail sites in California and Wyoming to 7-Eleven, Inc. and its wholly-owned subsidiary, SEI Fuel Services, Inc., to which CST Fuel Supply no longer supplies motor fuel. The purpose of the refund payment was to make us whole for the decrease in the value of our interest in CST Fuel Supply arising from sales volume decreases. The total refund payment received by us, as approved by the independent conflicts committee of the Board, was approximately $18.2 million ($17.5 million in cash with the remainder in our common units owned by CST) and was accounted for as a contribution to equity.

Purchase of Fuel from CST and Circle K

We purchase the fuel supplied to 32 retail sites from CST Fuel Supply of which we own a 17.5% interest, and resell the wholesale motor fuel to independent dealers and sub-wholesalers. We purchased $23.8 million and $20.4 million of motor fuel from CST Fuel Supply for the year ended December 31, 2017 and 2016, respectively, in connection with these retail sites.
We also purchase the fuel supplied to 101 retail sites acquired in the Jet-Pep Assets acquisition from a terminal owned and operated by Circle K. We purchased $11.3 million of motor fuel from Circle K in 2017.

Circle K acquired Holiday Stationstores, Inc. (Holiday) on December 15, 2017. Prior to that acquisition, we were a franchisee of Holiday (Franchised Holiday Stores), purchased fuel from Holiday and paid a franchise fee to Holiday. As a result of Circle K’s acquisition, we purchase fuel from Circle K to supply our Holiday-branded sites. For 2017, these purchases amounted to $1.9 million. We also pay a franchise fee to Circle K, which for 2017 was insignificant.

IDR and Common Unit Distributions

We distributed $4.3 million, $3.4 million and $1.4 million to CST or Circle K related to its ownership of our IDRs and $17.0 million, $15.5 million and $8.1 million related to its ownership of our common units during 2017, 2016 and 2015, respectively.

Income Tax Reimbursement

As discussed in Note 4, we sold two properties during the year ended December 31, 2017 as a result of the FTC’s requirements associated with Couche-Tard’s acquisition of CST. Circle K agreed to reimburse us for the tax liability incurred on the required sale, resulting in additional proceeds of $0.3 million, which was accounted for as a contribution to partners’ capital.

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from motor fuel sales and rental income from DMS and its affiliates were as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Revenues from motor fuel sales to DMS and its affiliates	$241,895	$254,292	$322,918
Rental income from DMS and its affiliates	18,753	21,208	23,474

Accounts receivable from DMS and its affiliates totaled $9.3 million and $8.6 million at December 31, 2017 and December 31, 2016, respectively.

Revenue from rental income from Topstar Enterprises, an entity affiliated with a member of the Board, was $0.5 million for 2017, 2016 and 2015.

We lease real estate from certain entities affiliated with Joseph V. Topper, Jr., director of the Board. Rent expense paid to these entities was $0.9 million for 2017, 2016 and 2015.

As discussed in Note 4, DMS renewed its contract with one of its customers, triggering a $0.8 million earn-out payment by DMS to us under a contract entered into with DMS at the time of CST acquiring our General Partner in October 2014.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also as discussed in Note 4, we sold 29 properties to DMR during 2017 for $18.9 million, resulting in a gain of $0.8 million.

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are performed by an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $1.5 million, $1.6 million and $1.3 million for 2017, 2016 and 2015, respectively. Accounts payable to this related party amounted to $0.2 million at December 31, 2017.

Aircraft Usage Costs

From time to time, we lease, on a non-exclusive basis, aircraft owned by a group of individuals that includes Joseph V. Topper, Jr. and John B. Reilly, III, members of our Board, as previously approved in August 2013 by the independent conflicts committee of the Board. We incurred $0.2 million for 2015.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We sublease office space from Circle K that Circle K leases from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board. The management fee charged by Circle K to us under the Amended Omnibus Agreement incorporates this rental expense, which amounted to $0.7 million, $0.6 million and $0.3 million for 2017, 2016 and 2015, respectively.

Public Relations and Website Consulting Services

We have engaged a company affiliated with a member of the Board for public relations and website consulting services. The cost of these services amounted to $0.1 million for 2017, 2016 and 2015.

Note 13. OPERATING LEASES

Operating Leases of Retail Sites as Lessee

We lease retail sites from third parties under certain non-cancelable operating leases that expire from time to time through 2030. Total rent expense amounted to $21.3 million, $21.7 million and $22.4 million for 2017, 2016 and 2015, respectively.

The future minimum lease payments under operating leases as of December 31, 2017 were as follows (in thousands):

2018	$17,249
2019	15,629
2020	13,377
2021	10,702
2022	9,113
Thereafter	29,810
Total future minimum lease payments	$95,880

The future minimum lease payments presented above do not include contingent rent based on future inflation, future revenues or volumes, or amounts that may be paid as reimbursements for certain operating costs incurred by the lessor. Most lease agreements include provisions for renewals.

Contingent rent expense, based on gallons sold, was approximately $1.9 million, $2.1 million and $1.3 million for 2017, 2016 and 2015, respectively.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases of Retail Sites as Lessor

Motor fuel stations are leased to tenants under operating leases with various expiration dates ranging through 2032.

The future minimum lease payments under non-cancelable operating leases with third parties, Circle K and DMS as of December 31, 2017 were as follows (in thousands):

	Third Party	Circle K	DMS	Total
2018	$32,364	$14,178	$14,433	$60,975
2019	26,565	14,178	14,649	55,392
2020	21,242	14,178	14,869	50,289
2021	17,751	14,178	15,092	47,021
2022	16,201	14,178	15,319	45,698
Thereafter	52,061	33,027	83,029	168,117
Total future minimum lease payments	166,184	103,917	157,391	427,492

Through the first five years of the lease with DMS, the lease agreement allows for a limited number of sites to be removed from the lease by each of DMS and us. In November 2017, we entered into an amendment of the master lease with DMS that extended the date through which certain retail sites may be removed from the lease by one year to December 2018.

The future minimum lease payments presented above do not include contingent rent based on future inflation, future revenues or volumes of the lessee, or amounts that may be received as tenant reimbursements for certain operating costs. Most lease agreements include provisions for renewals.

Deferred rent income from straight-line rent relates to the cumulative amount by which straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement and totaled $6.9 million and $5.6 million at December 31, 2017 and 2016, respectively.

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

The table below presents a rollforward of our environmental liability (in thousands):

	December 31,
	2017	2016
Beginning balance	$4,169	$2,753
Provision for new environmental losses	1,334	199
Changes in estimates for previously incurred losses	(579)	1,752
Payments	(1,387)	(535)
Total balance	3,537	4,169
Current portion, included within accrued expenses and other current liabilities	1,611	1,602
Long-term portion, included within other long-term liabilities	$1,926	$2,567

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017, we were indemnified by third-party escrow funds, state funds or insurance totaling $3.4 million, which are recorded as indemnification assets and included within other noncurrent assets on the balance sheet. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

Environmental liabilities related to the sites contributed to the Partnership in connection with our IPO have not been assigned to us, and are still the responsibility of the Predecessor Entity. Under the Amended Omnibus Agreement, the Predecessor Entity must indemnify us for any costs or expenses that it incurs for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO for contributed sites. As such, these environmental liabilities and indemnification assets are recorded on the balance sheet of the Predecessor Entity rather than the balance sheet of the Partnership.

Note 15. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The future minimum volume purchase requirements under the existing supply agreements are approximate gallons, with a purchase price at prevailing market rates for wholesale distributions. We purchased approximately 928.0 million, 869.6 million and 884.6 million gallons of motor fuel under the existing supply agreements for 2017, 2016 and 2015, respectively. The following provides total annual future minimum volume purchase requirements (in thousands of gallons):

2018	346,842
2019	314,934
2020	40,729
2021	32,980
2022	32,980
Thereafter	50,000
Total	818,465

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We were a co-defendant, together with our General Partner, CST and CST Services, in a lawsuit brought by a former executive of CST Services who, until March 2015, provided services to us as Chief Investment Officer and Vice President of Finance (Court of Common Pleas, Lehigh County, Pennsylvania, case number 2015-1003). In connection with CST’s acquisition of our General Partner in 2014, the plaintiff alleged breach of contract and associated claims relating to his termination of employment and claimed severance benefits under the EICP. In October 2017, a jury awarded the plaintiff a total of $1.7 million. Such amount was recorded in general and administrative expenses in 2017. Under the EICP, we were also obligated to pay reasonable legal expenses incurred by the plaintiff in connection with this dispute, which we expensed as incurred. The Partnership incurred total legal fees related to this case of $0.8 million for the year ended December 31, 2017.

Note 16. FAIR VALUE MEASUREMENTS

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

Financial Instruments

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of December 31, 2017 and 2016 due to the short-term maturity of these instruments. The fair value of the revolving credit facility approximated its carrying values of $506.0 million as of December 31, 2017 and $441.5 million as of December 31, 2016, due to the frequency with which interest rates are reset and the consistency of the market spread.

Note 17. PARTNERS’ CAPITAL

We issued common units (net of units withheld for income taxes) as a result of the vesting of phantom units and conversion of profits interests previously issued primarily to CST employees who provide services principally to CrossAmerica totaling 35,993 common units in 2017, 107,227 common units in 2016 and 90,671 common units in 2015. See Note 18 for additional information.

In January 2015, we issued 1,497,946 common units to a subsidiary of CST in connection with the acquisition of a 5% interest in CST Fuel Supply. See Note 12 for additional information.

On June 19, 2015, we closed on the sale of 4.6 million common units for net proceeds of approximately $138.5 million. On July 16, 2015, we closed on the sale of an additional 0.2 million common units for net proceeds of approximately $6.4 million in accordance with the underwriters’ option to purchase additional common units associated with the June offering. We used the net proceeds from this offering to reduce indebtedness outstanding under its revolving credit facility.

On July 1, 2015, we issued 3,303,208 of our common units to a subsidiary of CST in connection with the acquisition of an additional 12.5% equity interest in CST Fuel Supply. See Note 12 for additional information.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 1, 2015, we issued 338,098 of our common units to subsidiaries of CST in connection with the acquisition of real property at 29 NTIs. See Note 12 for additional information.

See Note 12 for information regarding the issuance of common units to CST and Circle K as payment of a portion of the amounts due under the terms of the Amended Omnibus Agreement.

Common Unit Repurchase Program

In November 2015, the Board approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing us to repurchase up to an aggregate of $25.0 million of the common units representing limited partner interests in the Partnership. Under the program, we may make purchases in the open market in accordance with Rule 10b-18 of the Exchange Act, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require us to acquire any specific number of our common units and may be suspended or terminated by us at any time without prior notice. The purchases will not be made from any officer, director or control person of the Partnership or CST. The following table shows the purchases made through December 31, 2016. No purchases were made in 2017.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Program
2015	154,158	$23.37	$3,603,071	$21,396,929
2016	133,463	24.37	3,252,653	18,144,276
Total	287,621	$23.84	$6,855,724	$18,144,276

CST Purchases of Common Units

On September 21, 2015, CST announced that the independent executive committee of its board of directors approved a common unit purchase program under Rule 10b-18 of the Exchange Act, authorizing CST to purchase up to an aggregate of $50 million of the common units representing limited partner interests in us. The common unit purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at CST’s discretion.

CST made no purchases under the unit purchase program in 2016 or 2017. From inception until December 31, 2015, CST had purchased $19.8 million, or 804,667 common units, at an average price of $24.64 per common unit, which units cannot be transferred absent registration with the SEC or an available exemption from the SEC’s registration requirements.

Distributions

Quarterly distribution activity for 2017 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2016	February 6, 2017	February 13, 2017	$0.6125	$20,541
March 31, 2017	May 8, 2017	May 15, 2017	0.6175	20,832
June 30, 2017	August 7, 2017	August 14, 2017	0.6225	21,081
September 30, 2017	November 6, 2017	November 13, 2017	0.6275	21,332
December 31, 2017	February 5, 2018	February 12, 2018	0.6275	21,413

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Conversion of Subordinated Units

On February 25, 2016, the first business day after the payment of the distribution of $0.5925 per unit for the fourth quarter of 2015, the subordination period under the Partnership Agreement ended. At that time, each outstanding subordinated unit converted into one common unit and participates pro rata with the other common units in cash distributions.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. EQUITY-BASED COMPENSATION

Partnership Equity-Based Awards

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

Because the Class B Units are an interest in the equity of LGP Operations, they represent a noncontrolling interest from our perspective. As such, the Class B Units are presented as a noncontrolling interest on the balance sheet and the Class B Unitholders’ interest in the net income of LGP Operations is presented as net income attributable to noncontrolling interests on the statement of income.

It is our intent to settle the phantom units upon vesting by issuing common units and to settle the profits interests upon conversion by the grantee by issuing common units. However, the awards may be settled in cash at the discretion of the Board.

Under the Plan, the Partnership granted 1,233 phantom units in June 2017 to an employee of Circle K who provides services to the Partnership; such phantom units will vest in equal annual installments on the first, second and third anniversaries of the date of grant and this award was accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of our common units. There were no grants of equity-based awards in 2016 to employees. There are 2,620 nonvested phantom units outstanding at December 31, 2017.

Since we grant awards to employees of CST who provide services to us under the Amended Omnibus Agreement, and since the grants may be settled in cash, unvested phantom units and vested and unvested profits interests receive fair value variable accounting treatment. As such, they are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. The balance of the accrual at December 31, 2017 and December 31, 2016 totaled $0.7 million and $1.8 million, respectively.

We record equity-based compensation as a component of general and administrative expenses in the statements of income. Compensation expense for the years ended December 31, 2017, 2016 and 2015 was $0.1 million, $1.3 million and $3.0 million, respectively. The weighted average period over which compensation expense related to nonvested awards will be recognized was approximately 1.2 years as of December 31, 2017.

CST Awards

Before the Merger was completed, CST granted equity-based awards of approximately 47,000, 102,000 and 163,000 in the form of time vested restricted stock units of CST, stock options of CST and market share units of CST in 2017, 2016 and 2015, respectively, which were granted to certain employees of CST for services rendered on our behalf. Certain expenses associated with these awards that were charged to us under the Amended Omnibus Agreement amounted to $1.7 million, $2.3 million and $2.2 million for 2017, 2016 and 2015, respectively.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the completion of the Merger, each CST stock option, restricted stock unit and market share unit that was outstanding immediately prior to the completion of the Merger, excluding the CST restricted stock units granted in February 2017, whether vested or unvested, became fully vested and converted into the right to receive a cash payment as defined in the Merger Agreement. The Partnership was allocated a $0.4 million charge upon the accelerated vesting of these awards, included in the expense amounts for the year ended December 31, 2017 set forth above.

At the completion of the Merger, each award of CST restricted stock units that was granted in February 2017 converted into the right to receive a cash payment as defined in the Merger Agreement, but such award will remain subject to the same vesting terms and payment schedule as those set forth in the original restricted stock unit award agreement; provided that such award will vest in full upon an involuntary termination of employment without cause, or termination for “Good Reason,” or termination due to death, “Disability” or “Retirement.” Unrecognized compensation expense associated with CST restricted stock units granted in February 2017 amounted to $0.7 million as of December 31, 2017, which will be recognized over the vesting term through January 2020.

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

The liability for these awards at December 31, 2017 and December 31, 2016 was not significant. The associated compensation expense was $0.2 million and $0.3 million for 2017 and 2016, respectively. The expense for 2015 was not significant.

Note 19. INCOME TAXES

As a limited partnership, we are not subject to federal and state income taxes, however our corporate subsidiaries are subject to income taxes. Income tax attributable to our taxable income, which may differ significantly from income for financial statement purposes, is assessed at the individual limited partner unit holder level. We are subject to a statutory requirement that non-qualifying income, as defined by the Internal Revenue Code, cannot exceed 10% of total gross income for the calendar year. If non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. The non-qualifying income did not exceed the statutory limit in any period presented. The reported balance of our net liabilities was greater than the related tax basis of net liabilities by $3.4 million at December 31, 2017 and $9.1 million at December 31, 2016.

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

The Tax Cuts and Jobs Act made changes that affect us including (1) reducing the federal corporate income tax rate to 21 percent beginning January 1, 2018, and (2) providing for the immediate expensing for tax purposes for certain qualified depreciable assets placed in service after September 27, 2017. As a result of the rate change, we recognized a net tax benefit of $13.2 million due to the reduction of our net deferred tax liability.

The Tax cuts and Jobs Act also includes certain limitations on deductions effective for the tax year 2018 and forward, related to deductions for interest expense, employee compensation, and meals and entertainment. These limitations are being evaluated and may impact us. We anticipate that U.S. regulatory agencies and state governments will issue further guidance regarding the changes in deductibility which we will incorporate in our future estimates.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of income tax expense related to net income were as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Current
U.S. federal	$210	$309	$1,630
U.S. state	406	(75)	944
Total current	616	234	2,574

Deferred
U.S. federal	(16,064)	(1,369)	(4,279)
U.S. state	(2,789)	682	(1,837)
Total deferred	(18,853)	(687)	(6,116)
Income tax benefit	$(18,237)	$(453)	$(3,542)

The difference between the actual income tax provision and income taxes computed by applying the U.S. federal statutory rate to earnings (losses) before income taxes is attributable to the following (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Consolidated income from continuing operations before income taxes - all domestic	$4,939	$10,262	$7,920
Income from continuing operations before income taxes of non-taxable entities	(7,769)	(13,408)	(18,409)
Loss from continuing operations before income taxes of corporate entities	(2,830)	(3,146)	(10,489)
Federal income tax benefit at statutory rate	(962)	(1,070)	(3,566)
Increase (decrease) due to:
Nondeductible expenses	384	(37)	198
Tax on gains not recognized for book income	112	1,104	—
Change in valuation allowance	(3,713)	67	(247)
State income taxes, net of federal income tax benefit	(878)	40	(343)
Non-taxable refund	—	(589)	—
Rate change	(13,180)	—	—
Other	—	32	416
Total income tax benefit	$(18,237)	$(453)	$(3,542)

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2017	2016
Deferred income tax assets:
Deferred rent expense	$1,298	$1,244
Above market lease liability	275	895
Capital lease and sale leaseback financing obligations	14,677	22,557
Asset retirement obligations	7,250	9,445
Other assets	794	1,625
Total deferred income tax assets	24,294	35,766
Less: Valuation allowance	—	(5,495)
Net deferred income tax assets	24,294	30,271

Deferred income tax liabilities:
Deferred rent income	1,307	982
Property and equipment	45,549	67,523
Intangibles	679	3,832
Other assets	828	857
Total deferred income tax liabilities	48,363	73,194
Net deferred income tax liabilities	$24,069	$42,923

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. The valuation allowance at December 31, 2016 related primarily to the uncertainty of the availability of future profits to realize the tax benefit of the existing deductible temporary differences. Positive evidence considered in our 2017 assessment included: 1) reversals of taxable temporary differences in future tax years; 2) an observable history of reporting taxable income; 3) projections of future taxable income; 4) feasible and prudent tax planning strategies; and 5) the impact of recently enacted tax reform. Under the Tax Cuts and Jobs Act, among other provisions, any net operating losses generated after 2017 can be carried forward indefinitely. This change, in part, allows for the consideration as a future source of taxable income, reversals of deferred tax liabilities related to indefinite lived liabilities. This income is sufficient to offset the indefinite lived asset generated by the reversals and provides additional positive evidence of future income allowing for the release of the valuation allowance. The release resulted in a tax benefit of $3.7 million.

Changes in the valuation allowance account consisted of the following (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$5,495	$5,428	$5,675
Charged to costs and expenses (a)	(5,495)	67	(247)
Balance at end of period	$—	$5,495	$5,428

(a)	Of the 2017 amount charged to costs and expenses, $1.8 million primarily relates to the reduction in the tax rate used to compute the valuation allowance as a result of the Tax Cuts and Jobs Act.

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

As of December 31, 2017 and 2016, we did not have unrecognized tax benefits. Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We had no material interest and penalties for the years ended December 31, 2017, 2016 and 2015.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We file income tax returns with the U.S. federal government as well as the many state jurisdictions in which we operate. The statute remains open for tax years 2014 through 2017; therefore, these years remain subject to examination by federal, state and local jurisdiction authorities.

Note 20. NET INCOME PER LIMITED PARTNER UNIT

Under the Partnership Agreement, a subsidiary of Circle K, as the holder of our IDRs, has an interest in distributions from us that are increasing percentages starting at 15% of quarterly distributions out of the operating surplus (as defined in our Partnership Agreement) in excess of $0.5031 per limited partner unit.

In addition to the common units, we have identified the IDRs as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income as specified in the Partnership Agreement. Net income per unit applicable to limited partners is computed by dividing the limited partners’ interest in net income, after deducting the IDRs, by the weighted-average number of outstanding common units.

As discussed in Note 17, on February 25, 2016, the subordinated units converted into common units and participates pro-rata with the other common units in cash distributions.

The following tables provide a reconciliation of net income and weighted-average units used in computing basic and diluted net income per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Years Ended December 31,
	2017		2016		2015
	Common Units	Subordinated Units	Common Units	Subordinated Units	Common Units	Subordinated Units
Numerator:
Distributions paid(a)	$83,786	$—	$75,598	$4,459	$47,798	$16,781
Allocation of distributions in excess of net income(b)	(64,965)	—	(68,539)	(4,206)	(40,356)	(14,172)
Limited partners’ interest in net income - basic	18,821	—	7,059	253	7,442	2,609
Adjustment for phantom units	—	—	—	—	9	—
Limited partners’ interest in net income - diluted	$18,821	$—	$7,059	$253	$7,451	$2,609
Denominator:
Weighted average limited partnership units outstanding - basic	33,844,823	—	32,159,156	1,151,366	21,462,665	7,525,000
Adjustment for phantom units	10,522	—	56,848	—	98,738	-
Weighted average limited partnership units outstanding - diluted	33,855,345	—	32,216,004	1,151,366	21,561,403	7,525,000
Net income per limited partnership unit - basic	$0.56	$—	$0.22	$0.22	$0.35	$0.35
Net income per limited partnership unit - diluted	$0.56	$—	$0.22	$0.22	$0.35	$0.35

(a)	Distributions paid per unit were $2.48, $2.40 and $2.23 during 2017, 2016 and 2015, respectively.
(b)	Allocation of distributions in excess of net income is based on a pro rata proportion to the common and subordinated units as outlined in the Partnership Agreement.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. SEGMENT REPORTING

We conduct our business in two segments: 1) the Wholesale segment and 2) the Retail segment. The wholesale segment includes the wholesale distribution of motor fuel to lessee dealers, independent dealers, commission agents, DMS, Circle K and company operated retail sites. We have exclusive motor fuel distribution contracts with lessee dealers who lease the property from us. We also have exclusive distribution contracts with independent dealers to distribute motor fuel but do not collect rent from the independent dealers. Similar to lessee dealers, we have motor fuel distribution agreements with DMS and Circle K and collect rent from both. The Retail segment includes the sale of convenience merchandise items, the retail sale of motor fuel at company operated retail sites and the retail sale of motor fuel at retail sites operated by commission agents. A commission agent is a retail site where we retain title to the motor fuel inventory and sell it directly to our end user customers. At commission agent retail sites, we manage motor fuel inventory pricing and retain the gross profit on motor fuel sales, less a commission to the agent who operates the retail site. Similar to our Wholesale segment, we also generate revenues through leasing or subleasing real estate in our Retail segment.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Year Ended December 31, 2017
Revenues from fuel sales to external customers	$1,521,408	$380,387	$—	$1,901,795
Intersegment revenues from fuel sales	281,561	—	(281,561)	—
Revenues from food and merchandise sales	—	104,362	—	104,362
Rent income	79,344	6,970	—	86,314
Other revenue	2,356	—	—	2,356
Total revenues	$1,884,669	$491,719	$(281,561)	$2,094,827
Income from CST Fuel Supply equity interests	$14,906	$—	$—	$14,906
Operating income (loss)	$108,624	$5,737	$(81,942)	$32,419
Year Ended December 31, 2016
Revenues from fuel sales to external customers	$1,325,563	$339,758	$—	$1,665,321
Intersegment revenues from fuel sales	242,399	—	(242,399)	—
Revenues from food and merchandise sales	—	122,084	—	122,084
Rent income	74,955	5,639	—	80,594
Other revenue	1,807	—	—	1,807
Total revenues	$1,644,724	$467,481	$(242,399)	$1,869,806
Income from CST Fuel Supply equity interests	$16,048	$—	$—	$16,048
Operating income (loss)	$102,876	$7,561	$(78,266)	$32,171
Year Ended December 31, 2015
Revenues from fuel sales to external customers	$1,492,425	$508,335	$—	$2,000,760
Intersegment revenues from fuel sales	359,294	—	(359,294)	—
Revenues from food and merchandise sales	—	158,716	—	158,716
Rent income	59,956	5,475	—	65,431
Other revenue	1,254	110	—	1,364
Total revenues	$1,912,929	$672,636	$(359,294)	$2,226,271
Income from CST Fuel Supply equity interests	$10,528	$—	$—	$10,528
Operating income (loss)	$88,800	$19,010	$(81,793)	$26,017

Note 22. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Decrease (increase):
Accounts receivable	$1,263	$(6,052)	$5,381
Accounts receivable from related parties	(666)	(2,104)	(2,428)
Inventories	863	4,960	9,857
Other current assets	(1,718)	2,345	3,092
Other assets	(3,248)	(7,643)	(1,356)
Increase (decrease):
Accounts payable	886	2,132	(12,339)
Accounts payable to related parties	14,778	(1,851)	6,867
Motor fuel taxes payable	(226)	2,649	(1,652)
Accrued expenses and other current liabilities	1,708	(1,239)	(11,772)
Other long-term liabilities	(83)	3,837	1,582
Changes in working capital, net of acquisitions	$13,557	$(2,966)	$(2,768)

The above changes in current assets and current liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental disclosure of cash flow information (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Cash paid for interest	$25,984	$21,127	$16,689
Cash paid for income taxes, net of refunds received	1,756	808	5,023

Supplemental schedule of non-cash investing and financing activities (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Sale of property and equipment in Section 1031 like-kind exchange transactions	$(1,650)	$(2,232)	$(322)
Acquisition of equity investment in CST Fuel Supply funded by issuance of common units	—	—	384
Acquisition of property through foreclosure on note receivable	—	—	930
Removal of property and equipment and capital lease obligation for retail sites terminated from Getty lease	—	810	1,333
Changes in estimate of asset retirement obligations	(1,078)	(291)	(591)
Issuance of capital lease obligations and recognition of asset retirement obligation related to Getty lease	740	1,223	—
Amended Omnibus Agreement fees settled in our common units	14,033	11,245	7,200
Units issued to CST as consideration for the NTIs and the equity interest in CST Fuel Supply	—	—	163,292

Note 23. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes quarterly financial data for the years ended December 31, 2017 and 2016 (in thousands):

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenues	$469,286	$528,789	$544,092	$552,660
Gross profit	37,446	41,622	41,575	40,123
Operating income	5,580	2,718	12,284	11,837
Net income (loss) attributable to limited partners	1,696	(3,993)	4,333	21,122
Basic earnings (loss) per common unit(a)	0.02	(0.15)	0.10	0.59
Diluted earnings (loss) per common unit(a)	0.02	(0.15)	0.10	0.59

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenues	$367,740	$512,644	$487,950	$501,472
Gross profit	37,190	40,515	39,138	38,724
Operating income	5,921	9,356	9,993	6,901
Net income attributable to limited partners	1,767	3,626	2,989	2,322
Basic earnings per common unit(a)	0.03	0.08	0.06	0.04
Diluted earnings per common unit(a)	0.03	0.08	0.06	0.04
(a)

Earnings (loss) per common unit amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual earnings per share amounts.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24. SEPARATION BENEFITS

During the second quarter of 2017, the Partnership recognized a $5.4 million charge for severance and benefit costs associated with certain officers and other employees of CST Services who provided services to the Partnership and who terminated employment upon the consummation of the Merger, which constituted a change in control, as defined in the EICP and CST’s severance plans. Such costs are included in general and administrative expenses and were paid by Circle K in 2017. Accounts payable to related parties includes these costs as we will reimburse Circle K.

In addition, certain participants in the EICP received retention bonuses that will be paid in annual installments that began in July 2017 and will continue through July 2019. The Partnership recorded a $1.0 million charge during 2017 in connection with the payments made by Circle K in July 2017, which were included in general and administrative expenses. In addition, the Partnership recognized a $0.7 million charge in 2017 for the payments expected to be made in July 2018 and July 2019. The Partnership anticipates recognizing future charges totaling $0.9 million over the remaining retention period, of which $0.8 million is anticipated to be recognized in 2018.

See Note 15 for information regarding a $1.7 million charge recorded in 2017 for EICP severance payments to a former executive.

The following table presents a rollforward of accrued separation benefits:

	December 31,
	2017	2016
Beginning balance	$255	$1,665
Provision for separation benefits	8,916	435
Separation benefits paid	(602)	(1,845)
Ending balance	$8,569	$255

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Internal Control over Financial Reporting

(a)	Management's Report on Internal Control over Financial Reporting

The management report on our internal control over financial reporting appears in Item 8 and is incorporated herein by reference.

(b)	Attestation Report of the Independent Registered Public Accounting Firm

Grant Thornton LLP’s report on our internal control over financial reporting appears in Item 8 and is incorporated herein by reference.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management of CrossAmerica Partners LP

Our General Partner manages our operations and activities on our behalf. The sole member of our General Partner is owned by Couche-Tard, which gives it sole and exclusive authority over our General Partner. Couche-Tard indirectly owns all of the membership interests in our General Partner. All of our executive officers are employed by an affiliate of Couche-Tard.

Our General Partner has a Board that oversees our management, operations and activities. Our unitholders are not entitled to elect the directors of the Board or participate in our management or operations. Couche-Tard, as the indirect owner of our General Partner, has the right to appoint all members of the Board. Our General Partner owes a fiduciary duty to our unitholders. However, our Partnership Agreement contains provisions that limit the fiduciary duties that our General Partner owes to our unitholders. Our General Partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, our General Partner intends to incur indebtedness or other obligations that are nonrecourse. Except as described in our Partnership Agreement and subject to its fiduciary duty to act in good faith, our General Partner has exclusive management power over our business and affairs.

Our General Partner does not have any employees. All of the personnel who conduct our business are employed by Couche-Tard, and their services are provided to us pursuant to the Amended Omnibus Agreement, with the exception of the employees who provide services to our Retail segment, all of whom are employed by a subsidiary of the Partnership.

Directors and Executive Officers

The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. We are managed and operated by the Board and the executive officers appointed by our General Partner who are employees of an affiliate of Couche-Tard. The following table shows information for the directors of our General Partner and our executive officers appointed by our General Partner.

Directors and Executive Officers of the General Partner

Current Directors and Executive Officers (1)	Age (2)	Position with our General Partner
Timothy A. Miller	45	Chairman of the Board
Jeremy L. Bergeron	45	Director, President and Chief Executive Officer
Jean Bernier	61	Director
Justin A. Gannon	68	Director
Mickey Kim	59	Director
John B. Reilly, III	56	Director
Joseph V. Topper, Jr.	62	Director
Claude Tessier	54	Director
Evan W. Smith	47	Vice President of Finance and Chief Financial Officer
George W. Wilkins	44	Vice President of Operations (Appointed January 24, 2018)

(1)	Matthew McCure served as Vice President, Operations until his resignation on January 24, 2018
(2)	as of December 31, 2017

Our General Partner’s directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Our executive officers serve at the discretion of the Board. In selecting and appointing directors to the Board, Couche-Tard, as the owner of the sole member of our General Partner, does not apply a formal diversity policy or set of guidelines. However, when appointing new directors, Couche-Tard as the owner of the sole member of our General Partner, will consider each individual director’s qualifications, skills, business experience and capacity to serve as a director, as described below for each director, and the diversity of these attributes for the Board as a whole.

Timothy A. Miller was appointed Chairman of the Board on June 2017. He joined Couche-Tard in January 2012, and he is currently serving as Senior Vice President, Operations and Global Fuels. From February 2016 to November 2017, he held the position of Senior Vice President, Global Fuels. From October 2012 to January 2016, he held the position of Vice President, Fuel. Mr. Miller joined Couche-Tard as Director of Fuels, Real Estate and Facilities. Prior to joining Couche-Tard, he was with BP Plc. for 16 years in a variety of operational, supply, business development and strategy roles in the United States and Europe. He holds a bachelor’s degree in Business Administration from Southern Illinois University.

Jeremy L. Bergeron has been the President and Chief Executive Officer of our General Partner since June 2017 and has served as a director of the Board since October 2015. He was appointed President of our General Partner in March 2015. Prior to that, Mr. Bergeron served as the Senior Vice President of Integration & Development Operations for CST Brands, Inc. and he served as Vice President and Treasurer for CST Brands, Inc. since its spin-off from Valero Energy Corporation (NYSE: VLO) in 2013. Mr. Bergeron was with Valero Energy Corporation for 17 years and held several management positions with increasing levels of responsibility. He earned a bachelor’s degree in Business Administration in Management and Information Systems from the University of the Incarnate Word and a Master’s degree in Business Administration from the University of Texas at San Antonio. He is also a 2014 graduate of the Stanford Executive Program.

Jean Bernier was appointed as a director of the Board in June 2017. As of December 31, 2017, Mr. Bernier stepped down as Group President, Global Fuels and North-East Operations of Couche-Tard, a position he held since March 2016, and assumed the role as advisor to the Couche-Tard Chief Executive Officer as of that date. He previously held the position of Group President Fuel Americas and Operations North East since July 2012. Mr. Bernier has over 25 years of experience in the convenience store, fuel and grocery store sectors of the retail industry. Prior to joining Couche-Tard in 2012, Mr. Bernier was Executive Vice President of Valero Energy Corporation (NYSE: VLO) as well as President of Ultramar Ltd., the Canadian subsidiary of Valero Energy Corporation, where he was responsible for the company’s retail operations as well as corporate functions of communications, supply chain management and information services. From 1996 to 2011, Mr. Bernier held various senior management roles with Ultramar Ltd., including Vice-President Retail Operations in 1998 and 1999 and President from 1999 to 2011. Prior to joining Ultramar Ltd., Mr. Bernier served for nine years in a variety of senior management positions at Provigo, Inc. and held President, Vice-President and Chief Operating Officer level positions. Mr. Bernier holds a bachelor’s degree from the Université de Montréal and a Master’s degree in Industrial Relations from the University of Waterloo, Ontario.

Justin A. Gannon has served as a director of the Board and chairman of the audit committee and member of the conflicts committee since October 2014. Mr. Gannon has acted as an independent consultant and private investor since September 2013. From February 2003 through August 2013, Mr. Gannon served in various roles at Grant Thornton LLP, including as National Leader of Merger and Acquisition Development from June 2011 through August 2013, Central Region Managing Partner from January 2010 through June 2011, Office Managing Partner in Houston, Texas from August 2007 through June 2011 and Office Managing Partner in Kansas City, Missouri from August 2005 to July 2007. From 1971 through 2002, Mr. Gannon worked at Arthur Andersen LLP. Since December 2014, Mr. Gannon has served on the board of directors of California Resources Corporation (NYSE:  CRC) where he serves as chair of the audit committee and member of the compensation committee. Since April 2017, Mr. Gannon has served on the board of directors of Vantage Energy Acquisition Corp. (NASDAQ: VEACU) where he serves as chairman of the audit committee and a member of the compensation committee. He is a former chairman of the board of directors of American Red Cross Chapters in the Tulsa, Oklahoma and San Antonio, Texas areas. Mr. Gannon received a bachelor’s degree in Accounting from Loyola Marymount University and is a Certified Public Accountant licensed in California (inactive) and Texas.

Mickey Kim was appointed as a director of the Board in June 2017 and he serves as chairman of the conflicts committee and member of the audit committee. Mr. Kim is a Member, Chief Operating Officer and Chief Compliance Officer of Kirr, Marbach & Company, LLC (“KM”), a registered investment adviser. Mr. Kim joined KM in 1986 and has been the firm’s Chief Operating Officer since 1996 and Chief Compliance Officer since 2004. Mr. Kim has also served as Vice-President, Treasurer and Secretary of Kirr, Marbach Partners Funds, Inc., a registered investment company, since 1998. Prior to his position with KM, Mr. Kim was a Senior Research Analyst at Driehaus Capital Management, a Chicago investment management firm, from 1982 to 1985. Mr. Kim has been a Chartered Financial Analyst (CFA) charterholder since 1985 and passed the Certified Public Accountant examination in 1980. He holds a bachelor’s degree in Accounting from the University of Illinois (1980) and a Master’s degree in Business Administration from the University of Chicago (1982).

John B. Reilly, III has served as a director of the Board since May 2012. He is a member of the audit committee and conflicts committee of the Board since October 2014. Mr. Reilly has served as the President of City Center Investment Corp since May 2011. Prior to then, he was President of Landmark Communities and Managing Partner of Traditions of America since 1998. Mr. Reilly has thirty years of experience in commercial and residential real estate development and planning, finance management and law. Mr. Reilly serves as a trustee of Lafayette College and also served as the chairman of the board of trustees for the Lehigh Valley Health Network. He holds a Juris Doctor degree from Fordham University Law School and a bachelor’s degree in economics from Lafayette College. He is a Certified Public Accountant and a member of the Pennsylvania Bar Association.

Claude Tessier was appointed as a director of the Board since June 2017. He has served as Chief Financial Officer of Couche-Tard since January 2016. Prior to joining Couche-Tard, Mr. Tessier held the position of President of the IGA Operations Business Unit at Sobeys Inc. from 2012 to 2016 and was a member of Sobeys Inc.’s Executive Committee. He joined the management team of Sobeys Quebec Inc. in 2003 as Senior Vice President, Finance & Strategic Planning. Mr. Tessier has spent most of his professional career in the food industry after serving in several finance positions. Prior to his position with Sobeys Inc., Mr. Tessier gained more than 15 years of senior financial leadership experience with Fly Furniture America, Provigo, Inc. and Costco Wholesale Canada Ltd, including in Chief Financial Officer and Vice President roles. He has also held management positions in Mallette International and PricewaterhouseCoopers LLP (formerly Coopers & Lybrand). Furthermore, he has been involved with various social and community organizations, most notably the Fondation Charles Bruneau. He also participated in the fundraising campaign of the Fondation de l’Institut de tourisme et d’hôtellerie du Québec. He currently serves as a board member for La Maison des Soins Palliatifs de Laval, a non-profit organization that provides care for patients in terminal phase of illness. Mr. Tessier holds a bachelor’s degree in Accounting from the Université du Québec à Montréal and has been a member of the Canadian Institute of Chartered Accountants since 1987.

Joseph V. Topper, Jr. has been the President of DMI since 2015. Mr. Topper served as President and Chief Executive Officer of the General Partner from October 2012 to March 2015. Mr. Topper resigned as President effective March 2015 and his term as Chief Executive Officer ended on September 2015. Mr. Topper also served as chairman of the Board from October 28, 2012 through September 30, 2014. Mr. Topper has over 25 years of management experience in the wholesale and retail fuel distribution business. In 1987, Mr. Topper purchased his family’s retail fuel business and five years later founded DMI (formerly known as Lehigh Gas Corporation), where he was the Chief Executive Officer since 1992. Mr. Topper currently serves as chairman of the board of trustees for Villanova University and the board of directors for Lehigh Valley PBS. He served on the board of directors of CST Brands, Inc. from October 2014 until December 2016. He is the past President of the board of directors for Lehigh Valley PBS and the Lehigh Valley PBS Foundation. He also served as a board member for the Good Shepherd Rehabilitation Hospital in Allentown. Mr. Topper holds a Master’s degree of Business Administration from Lehigh University and a bachelor’s degree in Accounting from Villanova University. Mr. Topper is also a Certified Public Accountant.

Evan Smith was appointed Vice President of Finance and Chief Financial Officer of our General Partner in June 2017. He was previously Vice President and Treasurer of CST Brands Inc. since April 2015. He has more than 20 years of finance and capital markets experience, including working as an investment fund manager with US Global Investors, a sell-side equity research analyst with Sanders Morris Harris, and a valuation consultant for Arthur Andersen where he began his career in 1994. Mr. Smith has been a CFA charter holder since 2001 and earned a bachelor’s degree in Mechanical Engineering from the University of Texas at Austin.

George Wilkins was appointed Vice President of Operations of our General Partner in January 2018. He has served as Vice President since July 2014. Previously, Mr. Wilkins was our Wholesale General Manager since March 2012. During that time, he was responsible for growing and developing our network of dealer operated locations. From 2010 to 2011, Mr. Wilkins worked for LUKOIL North America, where he served as Director of Wholesale Operations and Marketing and as Brand Manager from 2004 to 2010. Mr. Wilkins has over 20 years of diverse experience working for major oil companies, including ConocoPhillips as East Coast Marketing Manager and Regional Strategy Manager for Mobil Oil Corporation. Mr. Wilkins holds a bachelor’s degree in Business Management from Drexel University, as well as an Executive MBA degree from Villanova University.

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

The Board has determined Messrs. Kim, Gannon and Reilly to be independent as defined under the independence standards established by the NYSE and the Exchange Act. These directors, whom we refer to as independent directors, are not officers or employees of our General Partner or its affiliates, and have been determined by the Board to be otherwise independent of Couche-Tard and its affiliates.

Composition of the Board

The Board consists of eight members. The Board holds regular and special meetings at any time as may be necessary. Regular meetings may be held without notice on dates set by the Board from time to time. Special meetings of the Board or meetings of any committee thereof may be held at the request of the Chairman of the Board or a majority of the Board (or a majority of the members of such committee) upon at least two days (if the meeting is to be held in person) or 24 hours (if the meeting is to be held telephonically) prior oral or written notice to the other members of the Board or committee or upon such shorter notice as may be approved by the directors or members of such committee. A quorum for a regular or special meeting will exist when a majority of the members are participating in the meeting either in person or by telephone conference. Any action required or permitted to be taken at a meeting of the Board or at any committee may be taken without a meeting if such action is evidenced in writing and signed by a majority of the members of the Board.

Committees of the Board

The Board has an audit committee and a conflicts committee. The charter for each of the committees can be found in its entirety on the Partnership’s website at www.crossamericapartners.com under the “Corporate Governance” tab in the “Investors” section. As a limited partnership, we are not required by NYSE rules to have a compensation committee or a nominating and corporate governance committee. During 2017, the Board held three meetings before the completion of the Merger (“Pre-Merger”) and three meetings after the completion of the Merger (“Post-Merger”) and each director attended 100% of the Board and respective committee meetings while she or he was a director.

Audit Committee

Effective October 1, 2014, Messrs. Gannon and Reilly have served as members of the audit committee and, on June 28, 2017, Mr. Kim was appointed as member of the audit committee. Mr. Gannon serves as chair. The audit committee is comprised entirely of directors who meet the financial literacy standards of the NYSE and the Exchange Act. The rules and regulations established by the NYSE and the Exchange Act also generally require that our audit committee consist entirely of independent directors. The Board has determined that Messrs. Gannon, Kim and Reilly meet the independence standards required of audit committee members by the NYSE and the Exchange Act and they meet the financial literacy standards of directors who serve on the audit committee, and Mr. Gannon is an “audit committee financial expert” as defined by SEC rules. The audit committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements, Partnership policies and controls, the independent auditor’s qualifications and independence, the performance of the Partnership’s internal audit function and risk assessment and risk management. The audit committee has sole authority with respect to the appointment, retention, compensation, evaluation, oversight of the work and termination of our independent auditors and has the authority to obtain advice and assistance from outside legal, accounting or other advisors as the audit committee deems necessary to carry out its duties and receives appropriate funding, as determined by the audit committee, from the Partnership for such advice and assistance. In 2017, the audit committee held two meetings Pre-Merger and three meetings Post-Merger.

Conflicts Committee

Effective October 1, 2014, Messrs. Gannon and Reilly have served are as members of the conflicts committee, and, on June 28, 2017, Mr. Kim was appointed as chair and member of the conflicts committee. Pursuant to our Partnership Agreement, the members of the conflicts committee may not be officers or employees of our General Partner or directors, officers or employees of its affiliates, must not be holders of any ownership interest in the General Partner or any of its affiliates, other than Partnership units, that is determined by the Board of Directors, after reasonable inquiry, to be likely to have an adverse impact on the ability of such director to fulfill his or her obligations as a member of the Conflicts Committee, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. The Board has determined that Messrs. Kim, Gannon and Reilly qualify to serve on the conflicts committee. The conflicts committee is responsible for reviewing specific matters that the Board believes may involve conflicts of interest between the General Partner and its affiliates and the Partnership. The conflicts committee determines if the resolution of such conflict is fair and reasonable to the Partnership. In 2017, the conflicts committee held one meeting Pre-Merger and fourteen meetings Post-Merger.

Meeting of Independent Directors and Communications with Directors

The independent members of the audit committee have met in executive sessions without members of management. The chairman presides over each executive session of the independent directors. Any independent director may request that additional executive sessions of the independent directors be held, and the presiding independent director for the previous session will determine whether to call any such meeting.

Unitholders or interested parties may communicate directly with the Board, any committee of the Board, any independent director, or any one director, by sending written correspondence by mail addressed to the Board, committee or director to the attention of our Corporate Secretary at the following address: c/o Corporate Secretary, CrossAmerica Partners LP, 515 Hamilton Street, Suite 200, Allentown, PA 18101. Communications are distributed to the Board, committee of the Board, or director, as appropriate, depending on the facts and circumstances outlined in the communication. Commercial solicitations or communications will not be forwarded.

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

Code of Ethics and Business Conduct

The Board has adopted a Code of Ethics and Business Conduct that applies to directors of the General Partner and our executive officers. Our General Partner also expects all employees of Couche-Tard providing services to or for the benefit of the Partnership and its operating subsidiaries to adhere to the Code of Ethics and Business Conduct. The Code of Ethics and Business Conduct can be found on CrossAmerica Partners’ website at www.crossamericapartners.com under the “Corporate Governance” tab in the “Investors” section. The Board has also adopted Corporate Governance Guidelines that outline important policies and practices regarding our governance, which can also be found in its entirety on CrossAmerica Partners’ website at www.crossamericapartners.com under the “Corporate Governance” tab in the “Investors” section. Requests for print copies of the Code of Ethics and Business Conduct and/or the Corporate Governance Guidelines may be directed to Investor Relations at info@crossamericapartners.com or to Investor Relations, CrossAmerica Partners LP, 515 Hamilton Street, Suite 200, Allentown, PA 18101 or made by telephone at (610) 625-8005. The information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Reimbursement of Expenses of Our General Partner

Except as otherwise set forth in our Amended Omnibus Agreement, our Partnership Agreement requires us to reimburse our General Partner for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses reasonably allocable to us or otherwise incurred by our General Partner in connection with operating our business. The Partnership Agreement does not limit the amount of expenses for which our General Partner and its affiliates may be reimbursed. These expenses include (without limitation) salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. Our General Partner is entitled to determine in good faith the expenses that are allocable to us. Please read “Item 13. Certain Relationships and Related Party Transactions and Director Independence - Amended Omnibus Agreement.”

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

We do not directly employ or compensate any of our executive officers, including our named executive officers (“NEOs”), or other employees who provide services necessary for managing our business. Our General Partner also does not directly employ any of its executive officers or other employees. For the fiscal year ending December 31, 2017, all executive officers, including our NEOs, and other personnel who provide services to or on behalf of the Partnership were employed and compensated by an affiliate of CST until the Merger and by an affiliate of Couche-Tard since. Under our Partnership Agreement, the General Partner manages our operations and activities on our behalf.

Pursuant to the terms of the Amended Omnibus Agreement, an affiliate of Couche-Tard provides services to us, including the cash compensation for the services provided by our NEOs, and we pay Couche-Tard a management fee, which is approved by the independent conflicts committee of the Board. The Amended Omnibus Agreement is more fully described in Note 12 to the financial statements.

Pre-Merger, the Compensation Committee of the board of directors of CST (the “CST Compensation Committee”) had ultimate decision-making authority with respect to the total compensation of our NEOs. Post-Merger, since the Partnership is supported by employees of an affiliate of Couche-Tard, the compensation philosophy and practices of Couche-Tard have been used to determine the total compensation of our NEOs and all compensation decisions are in the sole discretion of Couche-Tard. All or a portion of such compensation may be allocated for reimbursement under the Amended Omnibus Agreement, depending on the time devoted of the NEOs’ time to their roles in the Partnership.

Named Executive Officers

As of December 31, 2017, our NEOs were:

•	Jeremy L. Bergeron, President and Chief Executive Officer
•	Evan W. Smith, Vice President Finance and Chief Financial Officer, since June 28, 2017
•	Matt McCure, Vice President, Operations, since June 28, 2017

The following individuals served as executive officers until the completion of the Merger on June 28, 2017:

•	Clayton E. Killinger, Executive Vice President and Chief Financial Officer
•	David F. Hrinak, Executive Vice President and Chief Operating Officer
•	Hamlet T. Newsom, Jr., Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer

Employment for Messrs. Killinger, Hrinak and Newsom was terminated as of date of the Merger, June 28, 2017. Their compensation was determined by the CST Compensation Committee, some or all of which was allocated to us as part of the management fee under the Amended Omnibus Agreement.

Mr. McCure served as Vice President, Operations until his resignation on January 24, 2018. None of Mr. McCure’s compensation was allocated to us as part of the management fee under the Amended Omnibus Agreement nor did the General Partner require the Partnership to reimburse any of Mr. McCure’s compensation.

Except for the management fee we pay to Couche-Tard under the Amended Omnibus Agreement, we do not otherwise pay or reimburse any compensation amounts to or for our NEOs. Awards that CST, Couche-Tard and/or the Partnership granted under their respective plans can be found under the sections “Elements of Executive Compensation- Pre-Merger Long-Term Incentive Compensation: Equity Awards” and “Elements of Executive Compensation- Post-Merger Long-Term Incentive Compensation: Equity Awards.”

Pre-Merger Compensation Objectives and Philosophy

The compensation philosophy of the CST Compensation Committee determined the compensation for some of our NEOs Pre-Merger. Those compensation determinations were not subject to approval by us, our Board or any committees thereof.

Pre-Merger Elements of Executive Compensation

The core elements of the executive compensation program at CST were base salary, short-term incentives (in the form of annual performance-based cash incentives) and long-term incentives (in the form of time-vested equity awards). The CST Compensation Committee adopted guidelines for allocating compensation among base salary, short-term incentive compensation and long-term incentive compensation, between cash and non-cash compensation, and among different forms of non-cash compensation, as shown in the table below. CST’s executive compensation program was evaluated on an ongoing basis and was adapted, as necessary, to ensure continued alignment between long-term company performance and executive compensation.

The compensation for our NEOs prior to the Merger reflected in the 2017 Summary Compensation Table was paid by CST, some or all of which was allocated to us under the Amended Omnibus Agreement as discussed below.

Elements of Executive Compensation	Type of Payment/Benefit	Purpose
Base salary	Fixed cash payments with each executive generally eligible for annual increase	To attract and retain qualified executives
Short-term incentive compensation	Variable annual cash payment tied to key performance metrics and targets, and individual performance assessments	To motivate and reward performance of key business and financial metrics to deliver returns to Partnership unitholders and CST shareholders
Long-term incentive compensation	Restricted Stock Units (“CST RSUs”)	To align long-term interests of NEOs with those of the Partnership’s unitholders and CST shareholders

Pre-Merger Base Salary

The CST Compensation Committee approved the following base salaries for the 2017 fiscal year:

Name (1)	2017 Annual Base Salary Pre-Merger
Jeremy L. Bergeron	$396,500
Clayton E. Killinger	656,500
David F. Hrinak	380,600
Hamlet T. Newsom	327,500

(1)

100% of Mr. Bergeron’s compensation, 25% of Mr. Killinger’s compensation, 100% of Mr. Hrinak’s compensation and 75% of Mr. Newsom’s compensation was allocated to the Partnership as part of the management fee under the Amended Omnibus Agreement. Messrs. Smith and McCure were appointed executive officers on June 28, 2017 or Post-Merger.

Pre-Merger Short-Term Incentive Compensation: Annual Performance-Based Cash Incentive

The CST Compensation Committee approved the 2017 Merger short-term incentive plan (“CST Bonus”), including the following performance metrics:

2017 Performance Metrics	% Weight	Why Performance Metric Is Used	Payout Range
CST Brands Total Non-Fuel Gross Margin versus budget for the period ending at the closing of the Merger	50%

Total Non-Fuel Gross Margin represents the total non-fuel gross profit dollars for the CST retail stores. A major strategic goal for CST was to increase the contribution of non-fuel margins to 70% of overall gross profit, including food and merchandise, by enhancing offerings of made to order food, proprietary food and private label programs and an expanded selection of store merchandise, including food, beverage and snack categories. CST believed this performance metric aligned the short-term incentive objectives with the long-term strategies of CST by (i) improving inside store profitability levels and increasing the number of customers that visit the CST network; and (ii) promoting merchandise gross profit growth through the pursuit of quality convenience store acquisitions that contribute to the core asset base, and organic new store growth.

			0 - 200%
Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) versus budget for the period ending at the closing of the Merger	50%

This metric measured the EBITDA for both the Partnership and CST on a consolidated basis, which was a reflection of how well the Partnership and CST were performing overall against the established goals, representing a holistic view of the Partnership’s and CST’s strategies. This performance metric was a key driver of unitholder return over time.

			0 - 200%

As determined by the CST Compensation Committee, each of these performance metrics had a threshold, target and maximum level for the performance year. The maximum incentive award payable to some of our executive officers under the short-term incentive program for the fiscal year ended December 31, 2017, based on the performance metrics described above, was 200% of their respective incentive award targets.

Mr. Bergeron received a pro-rata amount of the CST Bonus with an achievement factor of 126% for the period ending at the closing of the Merger (as approved by the CST Compensation Committee) paid in December 2017, which was allocated to us under the Amended Omnibus Agreement. Since employment for Messrs. Killinger and Newsom was terminated at the Merger, their severance payments, pursuant to their separation agreements, included payment of a pro-rata CST Bonus at target, a portion of which was allocated to us under the Amended Omnibus Agreement. Although employment for Mr. Hrinak was also terminated at the Merger, he was not eligible to receive a pro-rata CST Bonus, as per the terms of the EICP.

Name (1)	2017 Annual Base Salary Pre-Merger	Target Short- Term Incentive as a % of Base Salary	Short-Term Incentive Potential Target at 100%	2017 Short- Term Incentive Payment Approved
Jeremy L. Bergeron	$396,500	65%	$257,725	$162,367
Clayton E. Killinger	656,500	75%	492,375	246,188
David F. Hrinak	380,600	60%	228,360	—
Hamlet T. Newsom, Jr.	327,500	50%	163,750	81,875

(1)

100% of Mr. Bergeron’s compensation, 25% of Mr. Killinger’s compensation, 100% of Mr. Hrinak’s compensation and 75% of Mr. Newsom’s compensation was allocated to the Partnership as part of the management fee under the Amended Omnibus Agreement. Messrs. Smith and McCure were appointed executive officers on June 28, 2017 or Post-Merger.

Pre-Merger Long-Term Incentive Compensation: Equity Awards

Grants of CST Equity Awards

Pre-Merger and in 2017, the CST Compensation Committee approved the grant of equity awards in the form of CST RSUs for some of our NEOs, which, at the Merger, were converted into the right to receive a cash payment equal to the product of (x) the number of shares of CST common stock subject to such award as of the completion of the Merger and (y) the merger consideration, but such awards remained subject to the same vesting terms and payment schedule as those set forth in the original CST RSU award agreement; provided that, upon completion of the Merger, such award will vest in full upon an involuntary termination of employment without cause, or termination for “Good Reason”, or termination due to death, “Disability” or “Retirement.”

Grants of CrossAmerica Equity Awards

Our General Partner previously adopted the Plan for employees, officers, consultants and directors of our General Partner and its affiliates who perform services for us. The Plan provides for the grant of restricted units, unit options, performance awards, phantom units, unit awards, unit appreciation rights, distribution equivalent rights and other unit-based awards. In 2017, no CrossAmerica equity awards were granted to executive officers Pre-Merger. Pre-Merger, non-employee directors of the Board received CrossAmerica equity award grants in the form of phantom units for their service on the Board.

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

Profits Interests

Profits interests are represented by Class B Units in our wholly owned subsidiary, LGP Operations, and are designed to constitute “profits interests” within the meaning of the Internal Revenue Code, and published Internal Revenue Service guidance. Class B Units generally will not be taxed at the time of grant, though the holder will be required to report on his/her income tax return his/her allocable share of LGP Operations’ income, gain, loss, deduction and credit, regardless of whether LGP Operations makes a distribution of cash. Instead, such units are generally taxed upon at disposition of the unit or upon the receipt of distributions of money to the extent that such amounts received exceed the holder’s tax basis in the units. Generally, no deduction is available to the Partnership or LGP Operations upon the grant, vesting or disposition of the Class B Units. The profits interests are subject to vesting schedules determined by the Board. Holders of vested Class B Units are entitled to receive distributions from LGP Operations generally on the same terms as our unitholders. Vested Class B Units are redeemable for cash or our common units at the discretion of the Board, beginning on the second anniversary of the grant date at a conversion ratio of not greater than 1:1. In February 2017, the Board approved the redemption of 42,855 profits interests for our common units for participants who elected to redeem their awards after two years from the date of grant. This Board approval included Mr. Topper’s 28,947 profits interests, which he elected not to redeem and are still outstanding.

Post-Merger Compensation Objectives and Philosophy

Post-Merger, the responsibility and authority for compensation-related decisions for Messrs. Bergeron and Smith remain with the human resources department of Circle K. Such compensation determinations were not subject to approval by us, our Board or any committees thereof.

The compensation philosophy of Couche-Tard is based on performance and the achievement of predetermined objectives and it is a reflection of the entrepreneurial culture of Couche-Tard, and one where the financial interests of its executives are aligned with the performance of the company and the investors they represent. The compensation strategy includes variable components linked to short term, medium term and long term performance. Compensation plans and programs for executives are designed to (i) recruit, develop and retain talented executives; (ii) reward exceptional performance by rewarding them through predetermined and quantifiable objectives; (iii) establish a direct relation between the interests of the executives and those of the shareholders of Couche-Tard and the unitholders of the Partnership by favoring the creation of value on the short, medium and long term; (iv) encourage teamwork and promote company values; and (v) support the company’s business strategy. Couche-Tard’s compensation plans and programs are established based on internal principles of equity that take into consideration the role, nature and level of each of the executives as well as external principles of equity such as fair, equitable and competitive compensation terms in comparison to peers as well as those of the market in general.

Post-Merger Elements of Executive Compensation

The three main components to the remuneration of Couche-Tard’s executive compensation program are base salary, annual incentive plan and long-term incentive plan, as shown in the table below.

The compensation for two of our NEOs, Messrs. Bergeron and Smith, Post-Merger is reflected in the 2017 Summary Compensation Table and was allocated to us under the Amended Omnibus Agreement.

Elements of Executive Compensation	Description	Objectives
Base salary	Annual compensation is based on the functional responsibilities and competences of the executives	Attract, retain and motivate
Annual Incentive Plan (“AIP”)	Bonus plan ranging from 40% to 60% of base salary, which payment is determined by (i) financial objectives (75%); and (ii) personal key result areas (KRAs) (25%)

Motivate executives to achieve objectives with a higher degree of difficulty and thereby achieve or exceed the business plan of the company

Create accountability among executives for the achievement of these financial objectives

Align the short-term interests of executives with those of the company and its shareholders

Long-term incentive compensation

Phantom stock unit plan.

Grants vary according to position held and

individual contribution

Performance payouts also vary depending on the achievement of special measurable objectives that are key to the financial success of the company

Align long-term interests of executives with those of the company and its shareholders

Post-Merger Base Salary

Name (1)	2017 Annual Base Salary Post-Merger
Jeremy L. Bergeron	$300,000
Evan W. Smith	215,500

(1)

None of Mr. McCure’s compensation was allocated to us as part of the management fee under the Amended Omnibus Agreement nor did the General Partner require the Partnership to reimburse any of Mr. McCure’s compensation. Mr. McCure was Vice President, Operations from June 28, 2017 to January 24, 2018.

Post-Merger Short-Term Incentive Compensation: Annual Incentive Plan (AIP)

The Couche-Tard AIP is one of the key components of the “at-risk” compensation. The AIP is utilized to reward short-term performance achievements and to motivate and reward executives for their contributions toward meeting financial and strategic goals.

For Messrs. Bergeron and Smith, Couche-Tard determined to include, as part of their compensation, the 2017 AIP plan for the Couche-Tard fiscal year ending on April 29, 2018, including the following performance metrics:

2017 Performance Metrics	% Weight	Why Performance Metric Is Used	Payout Range

Financial objectives based on the achievement of (i) the business unit’s budgeted earnings (60%); and (ii) Couche-Tard’s budgeted net earnings (40%). If the financial objectives are met at less than 90%, no bonus is paid on the financial objectives component

If the budgeted net earnings of Couche-Tard are attained at 90%, bonus should be 10% on the financial objectives component and scaled-up by 10% for each additional percentage point up to a maximum of 250% for Mr. Bergeron and 130% for Mr. Smith of the financial objectives component when the budgeted net earnings reaches a threshold of 130% for Mr. Bergeron and 110% for Mr. Smith

	75%	The purpose of this performance metric is to motivate executives to achieve objectives with a higher degree of difficulty and thereby achieve or exceed the business plan of Couche-Tard.	0 – 250%
KRAs is a metric that includes personal objectives established at the beginning of the measurement period	25%		0 – 100%

Performance metrics and achievement factor will be calculated once the measurement period ends by April 29, 2018.

Name	2017 Annual Base Salary Post-Merger	Target AIP as a % of Base Salary	AIP Target at 100%
Jeremy L. Bergeron	$300,000	60%	$180,000
Evan W. Smith	215,500	40%	86,200

Post-Merger Long-Term Incentive Compensation: Couche-Tard Equity Awards and CrossAmerica Equity Awards

Grants of Couche-Tard Equity Awards

In 2017, Messrs. Bergeron and Smith received grants of Phantom Stock Units (“Couche-Tard PSUs”), which were granted in a percentage of base salary considering the position held by the executive. PSUs vest in three years less a day from the grant date and are payable in cash upon vesting. The Couche-Tard PSU payment is subject to two objectives, one related to employment service (35%) and the other based on Couche-Tard’s performance (65%). The performance objectives are determined at the time of the Couche-Tard PSU grant. The performance objectives are based on financial and competitive components. The degree of difficulty in the nature of these performance objectives is such that their attainment is not guaranteed. The Couche-Tard PSU grant price and payment price, as established, should not be less than the weighted average closing price for a board lot of the Couche-Tard Subordinate Voting Shares traded on the Toronto Stock Exchange for the five trading days preceding the date of grant or date of payment, as applicable.

Grants of CrossAmerica Equity Awards

In 2017, no CrossAmerica equity awards were granted to executive officers Post-Merger. Post-Merger, non-employee directors of the Board received CrossAmerica equity award grants in the form of phantom units for their service on the Board.

Other Benefits

During 2017, our NEOs, except for Mr. McCure, were eligible to participate in the CST Brands Savings Plan (“CST 401(k)”), a qualified “Safe Harbor” 401(k) retirement plan. All contributions made under CST 401(k) were 100% vested at all times. Messrs. Bergeron and Smith were eligible to participate in the CST 401(k) until December 31, 2017.

Pre-Merger, some of our NEOs were eligible to participate in the CST Brands Excess Savings Plan (the “Excess Savings Plan”), which was a non-qualified deferred compensation program that provides benefits to CST employees whose annual contributions to CST Brands Savings Plan are subject to regulatory limitations. All balances under the Excess Savings Plan were paid at the Merger to all Participants, including some of our NEOs.

Effective January 1, 2016, certain employees, including some of our NEOs, were eligible to participate in the CST Nonqualified Deferred Compensation Plan (the “NQDC”) pursuant to which NEOs were allowed the opportunity to defer up to 75% of their base salary, up to 100% of their annual bonus and up to 100% of their annual grant of CST RSUs for that calendar year. Pursuant to the Merger Agreement, the CST Compensation Committee approved the termination of the NQDC upon closing of the Merger. All deferrals of base salary and excess savings plan accounts were 100% vested and vesting of deferrals of other bonus or equity awards was determined in accordance with the terms of the applicable awards.

Pre-Merger, some of our NEOs also receive the same benefits as those generally available to other employees of CST, which were in place until December 31, 2017. Both CST subsidized and voluntary benefit programs were provided and included medical, dental, vision, life insurance and disability coverage.

Post-Merger, Messrs. Bergeron and Smith were eligible to receive the same benefits as those generally available to Circle K executives, including a company vehicle as well as other Circle K subsidized and voluntary benefit programs, including medical, dental, vision, life insurance, disability coverage and financial planning. Mr. McCure was also eligible to receive the same benefits as those generally available to Circle K executives; however, those benefits were not allocated to the Partnership as part of the Amended Omnibus Agreement nor did the General Partner require the Partnership to reimburse Mr. McCure’s benefit amounts.

Other Compensation Policies and Practices

Insider Trading Policy

We maintain an insider trading policy (the “Insider Trading Policy”) that governs trading in our units by directors of the Board and executive officers of the General Partner and Couche-Tard, as well as certain other employees who may have regular access to material non-public information about us. These policies include pre-clearance requirements for all trades and periodic trading “black-out” periods designed with reference to our quarterly financial reporting schedule.

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

Accounting for Stock-Based Compensation. We account for stock-based compensation in accordance with the requirements of FASB ASC Topic 718 for all of our stock-based compensation plans. See Note 18 of the notes to the financial statements for a discussion of all assumptions made in the calculation of this amount.

Risk Assessment

The ACT HR Committee oversees the risk assessment of the compensation programs, policies and practices for all employees. A discussion of this risk assessment is included in Couche-Tard’s Compensation Discussion and Analysis in Part III of Couche-Tard’s Management Proxy Circular disclosed on July 7, 2017, which is available on the Investors Relations section of the Couche-Tard website at www.corpo.couche-tard.com.

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

Members of the Board:
Timothy A. Miller
Jeremy L. Bergeron
Jean Bernier
Justin A. Gannon
Mickey Kim
John B. Reilly, III
Claude Tessier
Joseph V. Topper, Jr.

As a publicly traded limited partnership, we are not required to and do not have a compensation committee. Accordingly, the Compensation Committee Report required by Item 407(e)(5) of Regulation S-K is given by the Board as specified by Item 407(e)(5)(i) of Regulation S-K.

The foregoing compensation committee report is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of the Partnership’s filings under the Securities Act, or the Exchange Act, respectively, whether made before or after the date of this annual report on Form 10-K and irrespective of any general incorporation language therein.

Summary Compensation Table

The following table sets forth certain information with respect to compensation of our NEOs. Except for the management fee we paid to CST and Couche-Tard under the Amended Omnibus Agreement, we did not pay or reimburse any cash compensation amounts to or for our NEOs in 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)(2)	Options Awards ($) (1)(3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (5)(6)	All Other Compensation ($) (7)	Total ($) (8)
Jeremy L. Bergeron	2017	349,711	—	1,009,784	—	162,367	523	522,454	2,044,839
President and Chief Executive	2016	385,000	21,600	449,235	224,595	225,225	5,279	14,517	1,325,451
Officer	2015	359,296	21,600	248,082	175,219	224,250	3,986	74,841	1,107,274
Evan W. Smith (9)	2017	114,935	—	113,508	—	—	—	251,789	480,232
Vice President of Finance and
Chief Financial Officer
Clayton E. Killinger (10)	2017	85,219	—	361,027	—	61,547	1,963	590,273	1,100,029
Former Vice President,	2016	656,500	—	962,955	481,442	443,138	17,368	13,760	2,575,163
Chief Financial Officer	2015	654,981	—	488,041	732,015	438,750	16,489	17,617	2,347,893
Matthew McCure (11)	2017	—	—	—	—	—	—	—	—
Vice President Operations
David F. Hrinak	2017	191,764	50,000	399,675	—	—	100	1,865,208	2,506,747
Former Executive Vice	2016	371,300	50,000	259,968	129,966	200,502	4,252	13,648	1,029,636
President, Chief	2015	361,118	50,000	491,003	211,408	196,500	—	2,421	1,312,450
Operations Officer
Hamlet T. Newsom, Jr. (10)	2017	127,536	—	159,667	—	61,406	1,112	560,358	910,080
Former Vice President,	2016	318,000	—	137,854	68,915	143,100	2,120	11,307	681,296
General Counsel,	2015	236,301	—	88,554	132,714	117,750	—	9,925	585,244
Corporate Secretary and
Chief Compliance Officer

(1)

The amounts shown represent the grant fair value of awards for each of the fiscal years shown computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation. See Note 18 of the notes of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC for a discussion of all assumptions made in the calculation of this amount.

(2)	See the Grants of Plan-Based Awards table for more information regarding CST RSUs and Couche-Tard PSUs units awarded in 2017.
(3)	There were no stock options granted to NEOs in 2017.
(4)	The amounts in this column represent cash payment earned under the 2015, 2016 and 2017 CST short-term incentive plans
(5)

The amounts in this column represent the change in value in the Excess Savings Plan for fiscal years 2015, 2016 and 2017. See the Non-Qualified Deferred Compensation table for additional information for 2017.

(6)	The General Partner does not sponsor any pension benefit plans and none of our NEOs contribute to such a plan.
(7)	The amounts listed as “All Other Compensation” for 2017 are composed of these items:

All Other Compensation	Bergeron	Smith (9)	Killinger	Hrinak	Newsom
Severance	$—	$—	$574,438	$1,820,790	$548,972
Circle K Special Consideration Payment	489,058	245,928	—	—	—
CST Savings Plan Company Matching Contribution	7,320	—	1,515	7,905	3,779
Moving Expenses	21,987	—	—	—	—
Payment of Accrued Vacation upon Separation	—	—	13,769	30,741	6,259
Premiums for group-term life insurance	1,656	1,064	317	965	622
Premiums for personal liability insurance	2,432	717	234	4,807	726
Total All Other Compensation	$522,453	$247,709	$590,273	$1,865,208	$560,358

(8)	Represents amounts allocated to the Partnership under the Amended Omnibus Agreement.
(9)	Mr. Smith became an executive officer on June 28, 2017, therefore, summary compensation information is presented only for the period June 28, 2017 through December 31, 2017.
(10)

The amounts shown for 2017 represent the portion of compensation paid to Messrs. Killinger and Newsom by CST that was allocated to us under the Amended Omnibus Agreement. The percentage of compensation allocated to us under the Amended Omnibus Agreement was 25% and 75% of total compensation paid for Mr. Killinger and Mr. Newsom, respectively, in 2017.

(11)

None of Mr. McCure’s compensation was allocated to the Partnership as part of the Management Fee under the Amended Omnibus Agreement nor did the General Partner require the Partnership for reimbursement of Mr. McCure’s compensation.

Bergeron Retention Bonus

At the completion of the Merger, Mr. Bergeron was awarded a retention bonus of $978,116 payable in equal installments in each of July 2017 and July 2018; provided that, in the event Couche-Tard sells its interest in the Partnership and Mr. Bergeron is discharged prior to July 2018, all remaining payments will be accelerated.

Smith Retention Bonus

At the completion of the Merger, Mr. Smith was appointed Vice President Finance and Chief Financial Officer, and was awarded a retention bonus of $737,784 payable in equal installments in each of July 2017, July 2018 and July 2019; provided that, payment of (i) the remaining amount of the retention bonus; and (ii) a lump sum equal to the value remaining under Couche-Tard’s medical, dental and other insurance benefits will be accelerated in the event Couche-Tard sells its interest in the Partnership and Mr. Smith is discharged prior to July 2019.

Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards to our NEOs during fiscal year 2017. All awards during fiscal year 2017 were in the form of CST RSUs (Pre-Merger) and Couche-Tard PSUs (Post-Merger).

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	(#) (2)	(#)	($/Sh)	($) (3)
Jeremy L. Bergeron
CST STI Plan (4)	—	2,577	257,725	515,450	—	—	—	—	—	—	—
ACT AIP (5)	—	45,000	180,000	382,500	—	—	—	—	—	—	—
CST LTI Plan	2/16/17	—	—	—	—	—	—	14,352	—	—	693,776
ACT LTI Plan	7/20/17	—	—	—	1,733	4,950	4,950	—	—	—	316,008
Evan W. Smith (6)
ACT AIP (5)	—	21,550	86,200	183,175	—	—	—	—	—	—	—
ACT AIP	7/20/17	—	—	—	622	1,778	1,778	—	—	—	113,508
Clayton E. Killinger
CST STI Plan (4)	—	4,924	492,375	984,750	—	—	—	—	—	—	—
CST LTI Plan	2/16/17	—	—	—	—	—	—	29,874	—	—	1,444,109
Matthew McCure (7)
CST STI Plan	—	—	—	—	—	—	—	—	—	—	—
CST LTI Plan	—	—	—	—	—	—	—	—	—	—	—
David F. Hrinak
CST STI Plan (4)	—	2,284	228,360	456,720	—	—	—	—	—	—	—
CST LTI Plan	2/16/17	—	—	—	—	—	—	8,268	—	—	399,675
Hamlet T. Newsom, Jr.
CST STI Plan (4)	—	1,638	163,750	327,500	—	—	—	—	—	—	—
CST LTI Plan	2/16/17	—	—	—	—	—	—	4,404	—	—	212,889

(1)

Represents an award of Couche-Tard PSUs under the Couche-Tard long-term incentive plan. 35% of the Couche-Tard PSUs are subject to service-based restrictions until July 19, 2020 and 65% vest in full three (3) years from the date of grant based on the achievement of certain performance goals. The threshold amount represents the service-based portion of the award, which will vest without regard to company performance if the executive remains employed over the vesting term.

(2)

Represents an award of CST RSUs under the CST long-term incentive program. At the completion of the Merger, these CST RSUs were converted into the right to receive a cash payment equal to the product of (x) the number of shares of CST common stock subject to such award as of the completion of the Merger and (y) the merger consideration, but such awards remained subject to the same vesting terms and payment schedule as those set forth in the original CST RSU award agreement; provided that, upon completion of the Merger, such award will vest in full upon an involuntary termination of employment without cause, or termination for “Good Reason”, or termination due to death, “Disability” or “Retirement.”

(3)

The amounts shown represent the grant date fair value of awards for each of the fiscal years shown computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation.

(4)

The amounts in these rows represent the potential payouts under the 2017 CST short term incentive plan ("CST STI Plan"). The threshold payout is the minimum amount payable, the target payout represents the amount payable for achieving the target level of performance, and the maximum payout represents the maximum amount payable. Since employment for Messrs. Killinger and Newsom was terminated at the Merger, their severance payments, pursuant to their separation agreements, included payment of a pro-rata bonus at target ("CST Bonus") under the CST STI Plan, a portion of which was allocated to us under the Amended Omnibus Agreement. Although employment for Mr. Hrinak was also terminated at the Merger, he was not eligible to receive a pro-rata CST Bonus, as per the terms of the EICP. Mr. Bergeron received a pro-rata amount of the CST Bonus with an achievement factor of 126% for the period ending at the closing of the Merger, which was paid in December 2017 and allocated to us under the Amended Omnibus Agreement. Of their total compensation, 25% of Mr. Killinger’s compensation and 75% of Mr. Newsom’s compensation was allocated to us under the Amended Omnibus Agreement. Therefore, the same percentage of their respective Grant Date Fair Value of Stock Awards is included in the Summary Compensation Table for each of Messrs. Killinger and Newsom.

(5)

The amounts in these rows represent the potential payouts under the Couche-Tard AIP, which will be earned based on performance for the Couche-Tard 2018 fiscal year. The threshold payout is the minimum amount payable, the target payout represents the amount payable for achieving the target level of performance, and the maximum payout represents the maximum amount payable.

(6)	Mr. Smith became an executive officer on June 28, 2017, therefore, compensation information is presented only for the period June 29, 2017 through December 31, 2017.
(7)

None of Mr. McCure’s compensation was allocated to the Partnership as part of the Management Fee under the Amended Omnibus Agreement nor did the General Partner require the Partnership to reimburse any of Mr. McCure’s compensation.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2017.

	Option Awards				Stock Awards (1)
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexerciseabe (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units, or Other Rights That Have Not Vested (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jeremy L. Bergeron	—	—	—	—	1,387	32,941	—	—
	—	—	—	—	—	—	4,950	324,671
Evan W. Smith	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Clayton E. Killinger	—	—	—	—	—	—	1,778	116,619
	—	—	—	—	—	—	—	—
Matthew McCure	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
David F. Hrinak	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Hamlet T. Newsom, Jr.	—	—	—	—	—	—	—	—

(1)	The amounts in the Stock Awards section include CrossAmerica Phantom Units and Couche-Tard PSUs.

(2)	CrossAmerica Phantom Units vest in one-third (1/3) increments every year for three years on the first, second and third anniversaries of the date of grant.

(3)

35% of the Couche-Tard PSUs are subject to service-based restrictions until July 19, 2020 and 65% vest in full three (3) years from the date of grant based on the achievement of certain performance goals.

Option Exercises and Equity Vested

The following table sets forth information regarding vesting of awards of the Partnership as well as CST equity awards for our NEOs for the fiscal year ended December 31, 2017.

	Option Awards			Stock Awards
Name	Number of Shares or Units Acquired on Exercise (#)		Value Realized on Exercise ($)	Number of Shares or Units of Stock Acquired on Vesting (#)		Value Realized on Vesting ($)
Jeremy L. Bergeron	—		—	1,387	(1)	34,593
Evan W. Smith (4)	—		—	—		—
Clayton E. Killinger	186,415	(2)	2,248,656	73,118	(3)	3,545,222
Matthew McCure (4)	—		—	—		—
David F. Hrinak	31,344	(5)	254,407	21,025	(6)	1,019,848
Hamlet T. Newsom, Jr.	—		—	6,400	(7)	310,592

(1)	Represents an amount that includes one third (1/3) of an award of phantom units in the Partnership vested on April 14, 2017, representing 1,387 units.

(2)

Upon the CIC, all outstanding stock options were cancelled and cashed out. The total number of shares includes 25,000 stock options granted on May 6, 2013; 50,043 stock options granted on March 10, 2014; 67,842 stock options granted on March 12, 2015; and 43,530 stock options granted on March 8, 2016.

(3)

Represents an amount that includes one third (1/3) of a CST RSU award vested on March 10, 2017, representing 6,294 shares of CST common stock; one third (1/3) of a CST RSU award vested on March 12, 2017, representing 3,929 shares of CST common stock; one third (1/3) of a CST RSU award vested on March 8, 2017, representing  4,141 shares of CST common stock; one third (1/3) of a CST RSU award vested on June 28, 2017, representing  3,929 shares of CST common stock; two thirds (2/3) of a CST RSU award vested on June 28, 2017, representing  8,282 shares of CST common stock; a CST market share units award granted on March 8, 2016 vested in full on June 28, 2017 representing 16,669 shares of CST common stock; and an CST RSU award vested in full on June 28, 2017, representing 29,874 shares of CST common stock.

(4)

Mr. Smith became an executive officer on June 28, 2017, therefore, compensation information is presented only for the period June 29, 2017 through December 31, 2017. None of Mr. McCure’s compensation was allocated to the Partnership as part of the Management Fee under the Amended Omnibus Agreement nor did the General Partner require the Partnership for reimbursement of Mr. McCure’s compensation.

(5)

Upon the completion of the Merger, all outstanding CST stock options were cancelled and cashed out. The total number of shares includes 19,593 stock options granted on March 12, 2015 and 11,751 stock options granted on March 8, 2016.

(6)

Represents an amount that includes one third (1/3) of a CST RSU award vested on March 12, 2017, representing 1,135 shares of CST common stock; one third (1/3) of a CST RSU award vested on March 8, 2017, representing  1,118 shares of CST common stock; one third (1/3) of a CST RSU award vested on June 28, 2017, representing  1,135 shares of CST common stock; one third (1/3) of a CST RSU award vested on June 28, 2017, representing  2,634 shares of CST common stock; two thirds (2/3) of a CST RSU award vested on June 28, 2017, representing  2,236 shares of CST common stock; a CST market share units award granted on March 8, 2016 vested in full on June 28, 2017 representing 4,499 shares of CST common stock; and an CST RSU award vested in full on June 28, 2017, representing 8,268 shares of CST common stock.

(7)

Represents an amount that includes one third (1/3) of a CST RSU award vested on June 28, 2017, representing 889 shares of CST common stock; a CST market share units award granted on March 8, 2016 vested in full on June 28, 2017 representing 1,107 shares of CST common stock; and an CST RSU award vested in full on June 28, 2017, representing 4,404 shares of CST common stock.

Non-Qualified Deferred Compensation

The following tables include non-qualified deferred compensation.

Pre-Merger Excess Savings Plan

CST established the Excess Savings Plan, which was a non-qualified deferred compensation program to provide benefits to CST employees whose annual contributions to the CST Brands Savings Plan (a qualified 401(k) plan) were subject to the regulatory limitations. Under the Excess Savings Plan, CST made annual contributions in the first quarter of each year for the previous fiscal year. Some of our NEOs participated in the Excess Savings Plan during the fiscal year ended December 31, 2017. The following table provides information concerning the contributions, earnings, withdrawals and distributions in the Excess Savings Plan during the fiscal year ended December 31, 2017.

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($) (1)	Aggregate earnings in last FY ($) (1)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
Jeremy L. Bergeron	—	305	218	9,787	—
Evan W. Smith	—	—	—	—	—
Clayton E. Killinger	—	6,565	1,288	62,550	—
David F. Hrinak	—	—	100	4,352	—
Hamlet T. Newsom, Jr.	—	1,260	223	3,603	—

(1)	The sum of the amounts in these columns is included in the "Change in Pension Value and Non-Qualified Deferred Compensation Earnings" for 2017 in the Summary Compensation Table for each NEO.

Pre-Merger Non-Qualified Deferred Compensation Plan

Some of our NEOs participated in the CST Non-Qualified Deferred Compensation Plan and were offered to defer up to 75% of their base salary, up to 100% of their annual bonus and up to 100% of their annual grant of CST RSUs for the year ended December 31, 2017. All deferrals of base salary were 100% vested and vesting of deferrals of other bonus or equity awards is determined in accordance with the terms of the applicable awards.

Name	Executive contributions in last FY ($) (1)	Registrant contributions in last FY ($)	Aggregate Earning in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
Jeremy L. Bergeron	—	—	—	—	—
Evan W. Smith	—	—	—	—	—
Clayton E. Killinger	—	—	—	—	—
David F. Hrinak	—	—	—	—	—
Hamlet T. Newsom, Jr.	8,646	—	33,100	248,889	—

(1)	All amounts in this column are included in the values reflected in the Summary Compensation Table for 2017 in the income category from which they were deferred.

Post-Merger Non-Qualified Deferred Compensation Plan

For the fiscal year ended December 31, 2017, Messrs. Bergeron and Smith were not participants of the Couche-Tard executive retirement plan, a non-qualified plan that provides an annual company contribution equivalent to 8% of the executive base salary into a defined contribution account.

Potential Payments upon Termination or Change in Control

Our executive officers may be entitled to certain payments upon termination of their employment under certain circumstances, in each case, as more fully described below. Any such payments that are to be made in cash will be subject to reimbursement under the Amended Omnibus Agreement.

Executive Income Continuity Plan (the “EICP”)

The Partnership adopted the EICP on May 28, 2014 for all persons who are designated as executive officers of the General Partner by resolution of the Board (the “Officers”) and any persons who provide management services to the Partnership and are designated as plan participants by the Board (each a “Participant”).

Mr. Hrinak, who was our Executive Vice President and Chief Operating Officer until his termination on June 28, 2017, received all benefits under the EICP and continues to receive certain vested medical benefits. Messrs. Killinger and Newsom received all benefits under the EICP upon their termination of employment on June 28, 2017.

Under the EICP, if an Officer is terminated from providing management services to the Partnership or the General Partner other than due to death, disability, retirement, cause or voluntary resignation (other than for good reason (as defined in the EICP)) (a “Termination”), then such Officer is entitled to receive a severance payment, paid in 12 equal monthly installments, equal to the sum of (i) the Officer’s annual salary as of the date of termination, plus (ii) the amount of the Officer’s annual target bonus under the applicable annual incentive compensation plan in place at the time the termination occurs (the sum of (i) and (ii), the “Compensation Amount”). In addition, the Officer (and his dependents, as applicable) will receive the continuation of their medical, dental and other benefits for a period of one year from the date of termination, all unvested awards under the Partnership’s Plan held by such Officer shall vest immediately upon Termination and the Officer is also entitled to be reimbursed for outplacement services for one year subsequent to the Termination, and, in certain circumstances, reimbursement of relocation expenses and legal fees and expenses (all such benefits, the “Continued Benefits”). If the Termination of an Officer occurs in connection with, or within 24 months after, a change in control of the Partnership (which occurred as a result of the Merger), then the Officer will receive a severance payment, paid in a single lump sum in cash, equal to 2.99 times the Compensation Amount, with the exception of Mr. Killinger, whose severance payment under the EICP was capped at 2.0 times the amount payable under the CST Separation Agreement.

CST Separation Agreements

Under separation agreements with CST (“CST Separation Agreement”), following their termination in connection with the Merger, each of Messrs. Killinger and Newsom were entitled to:

•

A lump sum cash severance payment equal to the product of (a) 2.0 (for Mr. Killinger) and 1.5 (for Mr. Newsom), multiplied by (b) the sum of the executive’s annual base salary plus target annual short term incentive opportunity;

•

A lump sum cash payment equal to the executive’s target annual short term incentive opportunity for 2017, prorated for the portion of the year elapsed as of the last day of the month of termination, which payment is payable in a lump sum; and,

•	Continued medical, dental and other insurance benefits for a period of three years from the date of termination on the same basis as immediately prior to the date of termination.

As a condition of receiving the severance benefits under the CST Separation Agreements, each of the executives executed a release of claims and agreed to comply, until June 28, 2018, with restrictive covenants concerning non-competition and non-solicitation of employees, as well as perpetual confidentiality and non-disparagement covenants.

Since the termination in connection with the Merger triggered payment under both the CST Separation Agreement and the EICP, the EICP provides that payments and benefits would be the greater of those provided in either of the CST Separation Agreement or EICP, with the exception of Mr. Killinger. As a result, the payments to Mr. Newsom were based on the EICP, or 2.99 times the Compensation Amount and 75% was allocated to the Partnership. Mr. Killinger received severance payments under both the EICP and the CST Separation Agreement, with his cash severance payments under the EICP capped at the amount of cash severance payable under his CST Separation Agreement. Of the aggregate payment made to Mr. Killinger, 25% was allocated to the Partnership.

All payments due under the EICP are conditioned on the execution by the Participant of a release and non-disparagement agreement.

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

Second Amended and Restated EICP

As permitted under the EICP, on August 18, 2017, the Board approved the Second Amended and Restated CrossAmerica Partners LP EICP (“Second Amendment”), subject to receipt of all required Officer and Participant consents (“Consents”). The Second Amendment will become effective upon receipt of all consents. As of the date of this filing, not all Consents have been received from Participants.

Once effective, the Second Amendment will provide:

•	No additional individuals will become Participants on or after June 28, 2017; and
•	With the exception of specified continuing employees of ACT who perform services for the Partnership, no amounts under the EICP will be payable in case of a termination post-Merger.
•

The EICP will automatically terminate on December 31, 2020 or, if earlier, the date as of which all payments and benefits due under the terms of the EICP have been paid to all individuals who were Participants on June 28, 2017.

Therefore, the table below estimates the amount of compensation and benefits to be provided to each of our NEOs in the event of termination of such NEO’s employment under certain circumstances, pursuant to the current terms of the EICP. These amounts are estimates of the amounts that would be paid or provided to our NEOs upon termination of employment or a change in control had the termination occurred on December 31, 2017. The actual amounts can only be determined at the time of such NEO’s separation from Couche-Tard. Accordingly, if termination had taken place prior to December 31, 2017, the amounts payable with respect to the short-term incentive program would have been reduced to reflect the pro rata portion of the NEO’s annual target short-term incentive award.

Name	Severance Benefit	Termination by the Company Without Cause (other than for Good Reason) ($)		Termination by the Company for Good Reason or Without Cause in Connection with a Change of Control ($)
Jeremy L. Bergeron	Separation Payment	480,000	(1)	1,435,200	(2)
	Long-Term Incentive Plan	696,503	(3)	1,054,114	(3)(4)
	Health Benefits	24,007	(5)	72,022	(6)
Evan W. Smith	Separation Payment	301,700	(1)	902,083	(2)
	Long-Term Incentive Plan	153,452	(3)	270,071	(3)(4)
	Health Benefits	13,393	(5)	40,180	(6)

(1)	Represents 100% of the executive officer's annual base salary and target short-term incentive in effect at December 31, 2017, as provided for in the EICP.

(2)	Represents 299% of the executive officer's annual base salary and target short-term incentive in effect at December 31, 2017, as provided for in the EICP.
(3)

Amounts include CST RSUs that were converted into the right to receive a cash payment equal to $696,502.56 and $153,451.86 for Messrs. Bergeron and Smith, respectively. Such awards remained subject to the same vesting terms and payment schedule as those set forth in the original CST RSU award agreement; provided that, upon completion of the Merger, such award will vest in full upon an involuntary termination of employment without cause, or termination for “Good Reason”, or termination due to death, “Disability” or “Retirement.”

(4)	Executive's outstanding ACT PSUs and unvested CrossAmerica phantom units would immediately vest upon termination in connection with a change in control.
(5)	Represents estimated payments for continued coverage under current health plans for up to one year, as provided for the in the EICP.
(6)	Represents estimated payments for continued coverage under current health plans for up to three years, as provided for the in the EICP.

Principal Executive Officer Pay Ratio

We are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Jeremy L. Bergeron, our Principal Executive Officer (our “PEO”):

For the year ended December 31, 2017, our last completed fiscal year:

▪	the median of the annual total compensation of all employees of the Partnership (other than our PEO) was $16,446; and
▪	the annual total compensation of our PEO, as reported above in the Summary Compensation Table was $2,044,839.

Based on this information for the year ended December 31, 2017, we reasonably estimate that the ratio of our PEO’s annual total compensation to the annual total compensation of our median employee was 124:1. Our pay ratio estimate has been calculated in a manner consistent with Item 402(u) of Regulation S-K.

As of October 2, 2017, we had 578 employees (including full-time, part-time and temporary employees) providing services to our Retail segment, all of whom were employed by one of our subsidiaries. Most of these employees are customer service associates who service our retail sites; the majority of these employees are part-time employees who do not work more than 30 hours a week. For purposes of identifying our median employee, we did not include the 92 employees of Circle K who provided exclusive management services to us as of October 2, 2017, as those individuals are employed by Circle K and not by us. As discussed in this Form 10-K, our PEO is an employee of Circle K, but we are including his annual total compensation in the determination of the PEO pay ratio, as required under SEC rules.

We identified our median employee based on the aggregate salary actually paid during the year ended December 31, 2017 to our 578 employees.

For purposes of determining aggregate salary, we included the amount of base salary and overtime the employee received during the year and all other pay elements related to base salary including, but not limited to, holiday pay, vacation pay and other paid time off, if any. Aggregate salary amounts did not include any cash bonuses, commissions or other compensation. In making this determination, we annualized the compensation of all full-time and part-time permanent employees who were hired in 2017 but were not employed by us for the entire year ended December 31, 2017.

Once we identified our median employee, we then determined that employee’s annual total compensation, including any perquisites and other benefits, in the same manner that we determine the annual total compensation of our NEOs for purposes of the Summary Compensation Table disclosed above. The annual total compensation of our median employee, a retail store customer service associate, was determined to be $16,446. This annual total compensation amount for our median employee was then compared to the annual total compensation of our PEO, disclosed above in the Summary Compensation Table, of $2,044,839. The elements included in the PEO’s annual total compensation are fully discussed above in the footnotes to the Summary Compensation Table.

Director Compensation

Overview

On December 31, 2017, the following were members to the Board: Timothy A. Miller, Chairman of the Board and Senior Vice President, Global Fuels of Couche-Tard; Jeremy L. Bergeron, President and Chief Executive Officer of our General Partner; Claude Tessier, Chief Financial Officer of Couche-Tard; Jean Bernier, Group President, Global Fuels and North-East Operations of Couche-Tard; and John B. Reilly, III; Joseph V. Topper, Jr.; Mickey Kim; and Justin A. Gannon, as non-employee directors of the board of directors of our General Partner.

Director Compensation for Fiscal Year 2017

Pre-Merger, each non-employee director received cash compensation of $60,000 per year (paid on a quarterly basis). The chairman of each of the audit committee and conflicts committee received additional cash compensation of $10,000 per the fiscal year ended December 31, 2017 (paid on a quarterly basis).

Post-Merger, each non-employee director received cash compensation of $45,000 per year (paid on a quarterly basis). The chairman of each of the audit committee and conflicts committee received additional cash compensation of $10,000 per the fiscal year ended December 31, 2017 (paid on a quarterly basis). In addition, each non-employee director received $1,000 per each Board meeting attended or $500 per each Committee meeting attended.

In August 2017, non-employee directors Messrs. Reilly, Topper and Gannon received an award of 2,804 phantom units in an amount equal to $72,500 based on the closing price of the Partnership’s common units on the date of grant as compensation for their service from April 1, 2017 until June 28, 2018; and Mr. Kim received an award of 2,127 phantom units in an amount equal to $55,000 based on the closing price of the Partnership’s common units on the date of grant as compensation for his service from June 28, 2017 until June 28, 2018. Such phantom units will be fully vested on the one-year anniversary of the grant date and include the payment made by the Partnership of distribution equivalent rights equal to the amount of distributions authorized to be paid to holders of common units of the Partnership.

Our directors are reimbursed for all out-of-pocket expenses in connection with attending meetings of the Board or its committees. To the extent permitted under Delaware law, each director is fully indemnified by us for actions associated with being a director.

The following table provides the compensation amounts for each of our non-employee directors for the fiscal year ended December 31, 2017.

Current Directors	Fees Earned or Paid in Cash ($) (1)	Stock or Unit Awards and Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Timothy A. Miller (3)	—	—	—	—
Joseph V. Topper, Jr. (4)	55,500	72,500	—	128,000
John B. Reilly III (4)	64,500	72,500	—	137,000
Jean Bernier (3)	—	—	—	—
Claude Tessier (3)	—	—	—	—
Mickey Kim (4)(5)	39,500	55,000	—	94,500
Justin A. Gannon (4)(5)	74,500	72,500	—	147,000
Jeremy L. Bergeron (6)	—	—	—	—
Former Directors
Kimberly S. Lubel (7)	—	—	—	—
Clayton E. Killinger (7)	—	—	—	—
Gene Edwards (8)	35,000	—	—	35,000

(1)

Pre-Merger each Director received a cash retainer of $60,000 (paid quarterly) and an additional $10,000 to chairs of the Committees. Post-Merger each Director received a cash retainer of $45,000 (paid quarterly) and an additional $10,000 to chairs of the Committees. In addition, each non-employee director received $1,000 per each Board meeting attended or $500 per each Committee meeting attended.

(2)

Under the Plan, the directors will have the ability to elect to receive either phantom units or profits interests. Phantom units and profits interests can be converted to common units or cash, at the discretion of the Board.

(3)

Messrs. Miller, Bernier and Tessier were employees of Couche-Tard as of December 31, 2017 and did not receive any compensation for their services as directors of the Board for the year ended December 31, 2017. On December 31, 2017, Mr. Bernier stepped down from his position as Group President, Global Fuels and North-East Operations of Couche-Tard; however, Mr. Bernier will remain in the Board as a non-employee director.

(4)

As part of the compensation to non-employee directors for the period April 1, 2017 to June 28, 2018, each of Messrs. Gannon, Reilly and Topper received an equity grant of 2,804 phantom units of the Partnership based upon a fair market value of $25.86 per unit, which was the NYSE closing price of our common units on August 10, 2017. Mr. Kim received an equity grant of 2,127 phantom units of the Partnership based upon a fair market value of $25.86 per unit, which was NYSE closing price of our common units on August 10, 2017. Each of these phantom units will vest in one installment on the anniversary of the date of grant. These phantom unit awards were accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of Partnership common units.

(5)	Messrs. Kim and Gannon received additional cash compensation of $10,000 per year for their service as chairman of the conflicts committee and audit committee, respectively.
(6)	Mr. Bergeron is an employee of Circle K and did not receive any compensation for his services as director of the Board for the year ending December 31, 2017.
(7)	Ms. Lubel and Mr. Killinger were employees of CST and did not receive any compensation for their services as directors of the Board for the year ending December 31, 2017.
(8)	Mr. Edwards received additional cash compensation of $5,000 for his service as chairman of the conflicts committee from January 1 through June 28, 2017.

Compensation Committee Interlocks and Insider Participation

None of the directors or executive officers of our General Partner served as members of the compensation committee of another entity that has or had an executive officer who served as a member of our Board during the year ended December 31, 2017. We do not have a separate compensation committee. Decisions regarding the compensation of our NEOs are made, as applicable, by Couche-Tard as the owner of our General Partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

As of February 14, 2018, the following table sets forth the beneficial ownership of our common and subordinated units of:

•	Each person known by us to be a beneficial owner of more than 5% of our outstanding common units;
•	Our General Partner;
•	Each NEO and director of the Board; and
•	All of the executive officers and directors of the Board, as a group.

	Beneficial Ownership of Common Units
Name of Beneficial Owner	Number of Units		Percent of Class
Greater than 5% Stockholders
Harvest Fund Advisors LLC	3,060,165	(1)	8.971%
Oppenheimer Funds, Inc.	3,416,122	(2)	10.015%
CrossAmerica GP LLC	—	(3)	—
Dunne Manning Inc. (fka Lehigh Gas Corporation)	3,782,216	(4)(5)	11.088%
Energy Realty Partners, LLC	1,854,943	(4)(5)	5.438%
Alimentation Couche-Tard Inc.	14,850,543	(6)	43.535%
Directors
Jeremy L. Bergeron	12,448	(7)	*
Timothy A. Miller	—		*
Jean Bernier	—		*
Justin A. Gannon	8,257		*
Mickey Kim	—		*
John B. Reilly, III	930,972	(8)	2.729%
Claude Tessier	—		*
Joseph V. Topper, Jr.	7,656,530	(4)(5)(9)(10)	22.446%
Named Executive Officers
Evan Smith	—		*
George Wilkins	—		*
Directors and executive officers as a group (10 persons)	8,608,207		25.236%

*	The percentage of units beneficially owned does not exceed one percent of the common units outstanding

(1)

Harvest Fund Advisors LLC has (i) sole power to vote 3,060,165 common units and (ii) sole power to dispose of 3,060,165 common units, based on its Schedule 13F filed as of December 31, 2017. The address for Harvest Fund Advisors LLC is 100 W. Lancaster Avenue, Suite 200, Wayne, PA 19087.

(2)

Oppenheimer Funds, Inc. has (i) sole power to vote 3,416,122 common units and (ii) sole power to dispose of 3,416,122 common units, based on its Schedule 13G filed as of December 31, 2017. The address for Oppenheimer Funds, Inc. is Two World Financial Center, 225 Liberty Street, New York, NY 10281.

(3)	CrossAmerica GP LLC is the general partner of the Partnership and is wholly owned by CST.
(4)

In connection with the GP Purchase, Mr. Topper entered into a Voting Agreement dated as of October 1, 2014 by and among Mr. Topper, the Topper Trust, Dunne Manning Inc. ("DMI"), an entity wholly owned by the 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. for which Mr. Topper is the trustee (the “Topper Trust” and collectively, the “Topper Entities”), and CST (the “Voting Agreement”), pursuant to which each of the Topper Entities agrees that at any meeting of the holders of common units of the Partnership, it will vote or cause to be voted such Topper Entities’ units, in accordance with the recommendation of the Board. The Voting Agreement will remain in effect with respect to any Topper Entities for so long as any such Topper Entities is the beneficial owner of 10% or more of the outstanding common units of the Partnership.

(5)

The common units shown as beneficially owned by Mr. Topper include units beneficially owned by entities that are controlled by Mr. Topper, including DMI and Energy Realty Partners, LLC. The units that are beneficially owned by Mr. Topper by way of his control of DMI and Energy Realty Partners, LLC are also shown as beneficially owned by those entities in the table above. The units shown as beneficially owned by Mr. Topper include 28,947 common units to be issued upon the conversion of vested profits interests in March 2018, unless Mr. Topper elects not to redeem them. See “Executive Compensation-Compensation Discussion and Analysis-Pre-Merger Elements of Executive Compensation-Pre-Merger Long-Term Incentive Compensation: Equity Awards - Profits Interests” for a description of the profits interests.

(6)

By virtue of the Voting Agreement described above, these amounts include 7,656,530 common units that are owned by Mr. Topper and beneficially owned by entities that are controlled by Mr. Topper, including DMI and Energy Realty Partners, LLC. The common units that are beneficially owned by Mr. Topper by way of his control of DMI and Energy Realty Partners, LLC are also shown as beneficially owned by those entities in the table above.

(7)	Consists of 11,061 CrossAmerica common units and 1,387 CrossAmerica phantom units that will vest on April 14, 2018.
(8)

Mr. Reilly may be deemed to share beneficial ownership of 738,501 common units beneficially owned by the 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr. (the “Reilly Trust”) in his capacity as one of two trustees of the Reilly Trust.

(9)

Mr. Topper, as director of the Board, sole director of DMI and a trustee of a trust that is the sole shareholder of DMI, may be deemed to have beneficial ownership of the units beneficially owned by DMI. The units beneficially owned by DMI are included in the number of common units shown as beneficially owned by Mr. Topper in the table above.

(10)

Mr. Topper, as the sole manager and indirect owner of Energy Realty Partners, LLC, may be deemed to have beneficial ownership of the units beneficially owned by Energy Realty Partners, LLC. The units beneficially owned by Energy Realty Partners, LLC are included in the number of units shown as beneficially owned by Mr. Topper in the table above.

Securities Authorized For Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Lehigh Gas Partners LP 2012 Incentive Award Plan	42,106	n/a	766,318

See Note 18 to the financial statements for a discussion of the material terms of the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of February 21, 2018, Circle K owned 21.1% of the Partnership’s outstanding units and, pursuant to a voting agreement with Joseph V. Topper, Jr. and certain affiliates, has the power to direct the vote of an additional 22.4% of the Partnership’s outstanding units. Circle K also owns the IDRs.

As of February 21, 2018, Mr. Topper owned or controlled 22.4% of the Partnership’s common units; however, pursuant to a voting agreement Mr. Topper has agreed to vote such common units of CrossAmerica as directed by Circle K.

As of February 21, 2018, John B. Reilly, III owned or controlled 2.7% of the Partnership’s outstanding units.

The following is a description of related party transactions, since January 1, 2017, to which the Partnership was or is a party, in which the amount involved exceeds $120,000 and in which a director, executive officer, holder of more than 5% of our common units or any member of their immediate family had or will have a direct or indirect material interest, other than the arrangements that are described under “Item 12-Potential Payments Upon Termination or Change in Control.” The terms of the transactions and agreements disclosed in this section were determined by and among related parties and, consequently, are not the result of arm’s length negotiations. Such terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms that could have been obtained from unrelated third parties.

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

Operational Stage

Distributions

We will generally make cash distributions to the unitholders, including Circle K, its affiliates, Messrs. Topper and Reilly and their respective affiliates.

Assuming we have sufficient cash available for distribution to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, Circle K and its affiliates, Messrs. Topper and Reilly and their respective affiliates would receive an annual distribution of $27.6 million, collectively, on their common units.

If distributions exceed the minimum quarterly distribution and other higher target levels, Circle K, as the holder of the IDRs, is entitled to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target level.

Cash distributions to our General Partner, DMI and its affiliates, Messrs. Topper and Reilly and their respective affiliates amounted to $38.0 million and $36.0 million in 2017 and 2016, respectively.

Payments to our General Partner and its affiliates

For the year ended December 31, 2017, we paid Circle K a Management Fee of $856,000 per month plus a variable fee of between zero and $0.003 per gallon for wholesale fuel distribution and $0.015 per gallon for retail fuel distribution at sites operated by commission agents. In addition, the Partnership is required to reimburse Circle K for certain outsourced services to be provided by Circle K to or on behalf of the Partnership. The Partnership incurred $13.9 million and $15.9 million in management fees under the Amended Omnibus Agreement for 2017 and 2016, respectively. Circle K and CrossAmerica have the right to negotiate the amount of the management fee on an annual basis, or more often as circumstances require.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our General Partner, is entitled to receive liquidating distributions according to their particular capital account balances.

Ownership of Our General Partner

Since October 1, 2014, CST (and since June 28, 2017, Circle K) has indirectly owned all of the membership interests of our General Partner.

Agreements with CST and Circle K and their Affiliates

On October 1, 2014, in connection with the GP Purchase, we entered into certain agreements with CST and Circle K and their affiliates, as described in more detail below.

Amended Omnibus Agreement

We entered into the Amended and Restated Omnibus Agreement on October 1, 2014, by and among CrossAmerica, the General Partner, DMI, DMS, CST Services and Joseph V. Topper, Jr. The terms of the Amended Omnibus Agreement were approved by the independent conflicts committee of our Board. Pursuant to the Amended Omnibus Agreement, CST Services agrees, among other things, to provide, or cause to be provided, to the Partnership certain management services.

Amounts payable to Circle K related to these transactions were $25.3 million and $10.0 million at December 31, 2017 and 2016, respectively. At the end of each calendar year, we and Circle K have the right to negotiate a reduction or increase to the amounts due under the Amended Omnibus Agreement for such year. Circle K and we also have the right to negotiate the amount of the annual management fee as circumstances require. CrossAmerica, CST and Circle K mutually agreed to settle certain amounts due under the terms of the Amended Omnibus Agreement in newly issued common units representing limited partner interests in us. As a result in 2017 and 2016, we issued 550,516 and 440,266 limited partner units to CST Services and Circle K valued at $14.0 million and $11.2 million, respectively. Circle K and CrossAmerica agreed to settle $3.3 million of the fourth quarter 2017 management fee in limited partner units. See Note 12 to the financial statements for additional information.

Management Services and Term. Pursuant to the Amended Omnibus Agreement, Circle K provides us and our General Partner with management, administrative and operating services. These services include accounting, tax, legal, internal audit, risk management and compliance, environmental compliance and remediation management oversight, treasury, information technology and other administrative functions. Circle K provides the Partnership and our General Partner with personnel necessary to carry out these services and any other services necessary to operate the Partnership’s business as requested by the Partnership. We do not have any obligation to directly compensate the officers of our General Partner or employees of Circle K; however, the Partnership reimburses Circle K under the Amended Omnibus Agreement for its services to the General Partner and Partnership, as described in this section.

The initial term of the Amended Omnibus Agreement is five years and will automatically renew for additional one year terms unless any party provides written notice to the other parties 180 days prior to the end of the then annual term. The Partnership has the right to terminate the agreement at any time upon 180 days’ prior written notice.

Fees and Reimbursements. As indicated previously, we pay Circle K a management fee for providing services. Services provided by, or on behalf of, Circle K, not outsourced to an independent third party, include accounting; administrative; billing and invoicing; books and record keeping; budgeting, forecasting, and financial planning and analysis; management (including the management and oversight of the MLP’s wholesale motor fuel distribution and real estate business consistent with past practice); operations; payroll; contract administration; maintenance of internal controls; financial reporting, including SEC reporting and compliance; office space; purchasing and materials management; risk management and administration of insurance programs; information technology (includes hardware and software existing or acquired in the future for which title is retained by Circle K); in-house legal; compensation, benefits and human resources administration; cash management; corporate finance, treasury credit and debt administration; employee training; and miscellaneous administration and overhead expenses. In addition, the Partnership is required to reimburse Circle K for certain outsourced services to be provided by Circle K to or on behalf of the Partnership, as set forth in the Amended Omnibus Agreement.

Rights of First Refusal. The Amended Omnibus Agreement provides that Mr. Topper, DMI and DMS agree, and are required to cause their controlled affiliates to agree, that for so long as Mr. Topper is an officer or director of the General Partner or CST, if (a) Mr. Topper, DMI, DMS, or any of their controlled affiliates have the opportunity to acquire assets used, or a controlling interest in any business primarily engaged, in the wholesale motor fuel distribution or retail gas station operation businesses, and (b) the assets or businesses proposed to be acquired have a value exceeding $5.0 million in the aggregate, then Mr. Topper, DMI, DMS, or their controlled affiliates will offer such acquisition opportunity to the Partnership and give the Partnership a reasonable opportunity to acquire, at the same price plus any related transaction costs and expenses, such assets or business, either before or promptly after the consummation of such acquisition by Mr. Topper, DMI, DMS, or their controlled affiliates. The decision to acquire or not acquire any such assets or businesses requires the approval of the conflicts committee of the Board. Any assets or businesses that the Partnership does not acquire pursuant to the right of first refusal may be acquired and operated by Mr. Topper, DMI, DMS or their controlled affiliates.

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

Review of Management Fee. At the end of each calendar year, we have the right to submit to Circle K a proposal to reduce the amount of the management fee for such year if we believe that the services performed by Circle K do not justify payment of the amount of management fees paid by us for such year. In addition, Circle K has the right, at the end of each calendar year, to submit to us a proposal to increase the amount of the management fee for such year if Circle K believes that the services performed by Circle K justify an increase in the management fee. If any such proposal is submitted, we will negotiate with Circle K to determine if the management fee for such year should be reduced or increased, and, if so, the amount of such reduction or increase. In addition, upon a material change in our structure or our business, the conflicts committee of our General Partner will review the management fee. If the conflicts committee determines that, based on a change in our structure or our business, the management fee should be modified or otherwise altered, we will negotiate with Circle K to determine the appropriate modification or alteration of the management fee. Effective January 1, 2016, the fixed component of the management fee was increased to $856,000 per month, which was approved by the conflicts committee of the Board.

General Indemnification; Limitation of Liability. Pursuant to the Amended Omnibus Agreement, we are required to indemnify Circle K for any liabilities incurred by Circle K attributable to the management, administrative and operating services provided to us under the agreement, other than liabilities resulting from Circle K’s bad faith, fraud or willful misconduct. In addition, Circle K is required to indemnify us for any liabilities we incur as a result of Circle K’s bad faith, fraud or willful misconduct in providing management, administrative and operating services under the Amended Omnibus Agreement. Other than indemnification claims based on Circle K’s bad faith, fraud or willful misconduct, Circle K’s liability to us for services provided under the Amended Omnibus Agreement cannot exceed $5,000,000 in the aggregate.

Fuel Sales and Rental Income

We sell wholesale motor fuel under a master fuel distribution agreement to 49 Circle K retail sites and lease real property on 73 retail sites to Circle K under a master lease agreement, each having initial 10-year terms. The fuel distribution agreement provides us with a fixed wholesale mark-up per gallon. The master lease agreement is a triple net lease.

Revenues from motor fuel sales and real property rental income from CST and Circle K were as follows (in thousands):

	For the Year Ended December 31,
	2017	2016
Revenues from motor fuel sales to CST and Circle K	$136,649	$118,745
Rental income from CST and Circle K	17,021	17,188

Receivables from CST or Circle K were $3.9 million and $3.2 million at December 31, 2017 and 2016, respectively, related to these transactions.

Investment in CST Fuel Supply

As further discussed in Note 12 to the financial statements, we have a 17.5% limited partner equity interest in CST Fuel Supply. CST Fuel Supply distributes motor fuel primarily to CST’s retail sites at its cost plus a fixed margin of $0.05 per gallon and has no material net assets. CST Fuel Supply distributed approximately 1.7 billion and 1.8 billion gallons of motor fuel during 2017 and 2016, respectively. For 2017 and 2016, we recorded income of $14.9 million and $16.0 million from CST Fuel Supply. Accounts receivable from Circle K and CST related to this income amounted to $1.2 million at December 31, 2017 and December 31, 2016.

Refund payment related to CST sale of California and Wyoming Assets

In July 2016, CST provided a refund payment to us related to our 17.5% interest in CST Fuel Supply resulting from the sale by CST of 79 retail sites in California and Wyoming to 7-Eleven, Inc. and its wholly-owned subsidiary, SEI Fuel Services, Inc., to which CST Fuel Supply no longer supplies motor fuel. The purpose of the refund payment was to make us whole for the decrease in the value of our interest in CST Fuel Supply arising from sales volume decreases. The total refund payment received by the Partnership, as approved by the conflicts committee of the Board, was approximately $18.2 million ($17.5 million in cash with the remainder in common units owned by CST) and was accounted for as a contribution to equity.

Purchase of Motor Fuel from Circle K

We purchase the fuel supplied to 101 sites acquired in the Jet-Pep Assets acquisition from a terminal owned and operated by Circle K. We purchased $11.3 million of motor fuel from Circle K in 2017.

In connection with the December 15, 2017 closing of Circle K’s acquisition of Holiday, we also purchased fuel from Circle K to supply our Holiday-branded sites. For 2017, these purchases amounted to $1.9 million.

Purchase of Wholesale Fuel Supply Contracts from CST

In February 2016, we purchased 21 independent dealer contracts and 11 sub-wholesaler contracts from CST for $2.9 million with historic annual volumes of approximately 20 million gallons. This transaction was approved on our behalf by the conflicts committee of the Board.

We purchase the fuel supplied to these 32 sites from CST Fuel Supply, in which we own a 17.5% interest, and resell the wholesale motor fuel to the independent dealers and sub-wholesalers. We purchased $23.8 million and $20.4 million of motor fuel from CST Fuel Supply in 2017 and 2016, respectively.

Agreements with DMI and Affiliates

DMI is affiliated with our former President and Chief Executive Officer and current director of the Board, Mr. Topper.

Lease Agreements for our Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. Through February 2016, we subleased office space from CST that CST leased from DMI. Since February 2016, we have subleased office space from Circle K that Circle K leased from an affiliate of John B. Reilly, III, a director of our Board. The management fee charged by Circle K to the Partnership, under the Amended Omnibus Agreement, incorporates this rental expense, and amounted to $0.7 million and $0.6 million for 2017 and 2016, respectively.

Agreements with DMS

DMS is affiliated with our former President and Chief Executive Officer and current director of the Board, Mr. Topper.

DMS is an operator of convenience stores that purchases substantially all of its motor fuel requirements from us on a wholesale basis. DMS also leases certain retail site real estate from us in accordance with a master lease agreement.

Revenues from fuel sales and rental income from DMS and its affiliates were as follows (in thousands):

	For the Year Ended December 31,
	2017	2016
Revenues from motor fuel sales to DMS and its affiliates	$241,895	$254,292
Rental income from DMS and its affiliates	18,753	21,208

Motor fuel is sold to DMS at our cost plus a fixed mark-up per gallon. Receivables from DMS totaled $9.3 million and $8.6 million at December 31, 2017 and 2016, respectively.

Wholesale Fuel Supply Agreement with DMS

In connection with the IPO, the Partnership and DMS entered into a PMPA Franchise Agreement pursuant to which the Partnership is the exclusive distributor of motor fuel to all sites operated by DMS for a period of 15 years. We have the right to impose the brand of fuel that is distributed to DMS. There are no minimum volume requirements that DMS is required to satisfy. We charged DMS rack-plus prices for each grade of product in effect at the time title to the product passes to DMS. We have a right of first refusal in connection with any proposed transfer by DMS of its interest in the wholesale supply agreement. The wholesale supply agreement contains cross-default provisions with each lease agreement with DMS.

Lease Agreement with DMS

On May 28, 2014, we entered into a master lease agreement with DMS, with an effective date of June 1, 2014, which consolidated multiple individual leases then in effect between DMS and the Partnership into a single master lease agreement.

In November 2017, we entered into an amendment of the master lease with DMS that extended the date through which certain retail sites may be removed from the lease by one year to December 2018.

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are undertaken by Synergy Environmental, Inc., an entity affiliated with Mr. Topper as approved by the conflicts committee of the Board. We paid $1.5 million and $1.6 million to this related party for 2017 and 2016, respectively. Accounts payable to this related party amounted to $0.2 million at December 31, 2017.

Other Related Party Transactions

Lease and Supply Agreements with other Related Parties

The Partnership leases certain motor fuel stations to Top Star, a related party of Mr. Topper, under cancelable operating leases. Rent income under these agreements was $0.5 million for 2017 and 2016.

The Partnership leases certain motor fuel stations from related parties of Mr. Topper, under cancelable operating leases. Rent expense under these agreements was $0.9 million for 2017 and 2016.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee of the board of directors of our General Partner selected Grant Thornton LLP, or Grant Thornton, an independent registered public accounting firm, to audit our consolidated financial statements for the year ended December 31, 2017. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to this Annual Report on Form 10-K for the year ended December 31, 2017 were approved by the audit committee.

The following table summarizes the aggregate Grant Thornton fees that were allocated to us for independent auditing, tax and related services for each of the last two fiscal years (in thousands):

	Year Ended December 31,
	2017	2016
Audit fees (1)	$1,133	$1,334
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$1,133	$1,334

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
(4)

All other fees represent amounts billed in each of the years presented for services not classifiable under the other categories listed in the table above. No such services were rendered by Grant Thornton during 2017 or 2016.

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

2. Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the financial statements or notes thereto.

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

Exhibit No.	Description
3.5

Second Amendment to First Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated as of December 3, 2014 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners, filed with the Securities and Exchange Commission on December 9, 2014)

10.1

Omnibus Agreement, dated as of October 30, 2012, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC, Lehigh Gas Corporation, Lehigh Gas-Ohio, LLC and Joseph V. Topper, Jr. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 30, 2012)

10.2

Amendment to Omnibus Agreement, dated as of May 1, 2014, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC and Lehigh Gas Corporation (incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 1, 2014)

10.3

Amended and Restated Omnibus Agreement, dated as of October 1, 2014, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC, Lehigh Gas Corporation, CST Services, LLC and Lehigh Gas-Ohio LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

10.4

Amendment effective January 1, 2016 of the Amended and Restated Omnibus Agreement, dated as of October 1, 2014, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC, Lehigh Gas Corporation, CST Services, LLC and Lehigh Gas-Ohio LLC (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 28, 2017)

10.5

Third Amended and Restated Credit Agreement, dated as of March 4, 2014, by and among the Lehigh Gas Partners LP, as borrower, certain domestic subsidiaries of Lehigh Gas Partners LP from time to time party thereto, the lenders party thereto, and RBS Citizens, N.A., KeyBank National Association and Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunners, Wells Fargo Bank National Association, as co-syndication agent, and KeyBank National Association, as co-syndication agent, Bank of America, N.A., as documentation agent, Manufacturers and Traders Trust Company, as documentation agent, Manufacturers And Traders Trust Company, as co-documentation agent, Royal Bank of Canada, as co-documentation agent, Santander Bank, N.A., as co-documentation agent, and Citizens Bank of Pennsylvania, as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 6, 2014)

10.6

First Amendment to Third Amended and Restated Credit Agreement, dated as of July 2, 2014, by and among Lehigh Gas Partners LP, certain domestic subsidiaries of Lehigh Gas Partners LP, the lenders from party thereto, and Citizens Bank of Pennsylvania, as administration agent for the lenders thereunder (incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on July 3, 2014)

10.7

Waiver, Second Amendment to Third Amended and Restated Credit Agreement and Joinder, dated as of September 30, 2014, by and among Lehigh Gas Partners LP and Lehigh Gas Wholesale Services, Inc., certain domestic subsidiaries of Lehigh Gas Partners LP, the lenders party thereto, and Citizens Bank of Pennsylvania, as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

10.8

Third Amendment to Third Amended and Restated Credit Agreement dated as of July 26, 2016 (incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on December 19, 2016)

10.9

Fourth Amendment to Third Amended and Restated Credit Agreement dated as of December 13, 2016 (incorporated by referenced to Exhibit 10.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on December 19, 2016)

10.10

Amendment to PMPA Franchise Agreement, dated as of October 1, 2014, by and between Lehigh Gas Wholesale LLC and Lehigh Gas-Ohio, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

10.11

Voting Agreement, dated as of October 1, 2014, by and among CST Brands, Inc., Joseph V. Topper, Jr., The 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. and Lehigh Gas Corporation (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K For CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

Exhibit No.	Description
10.12

Lehigh Gas Partners LP 2012 Incentive Award Plan, dated as of July 27, 2012 (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 19, 2016

10.13

Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Phantom Units granted to executive officers from March 15, 2013 (incorporated herein by reference to Exhibit 10.6(b) to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 28, 2013)

10.14

Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Profits Interests with immediate vesting, granted to directors from March 14, 2014 (incorporated by reference to Exhibit 10.6(b) to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 10, 2014)

10.15

Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Profits Interests, with one year vesting, granted to directors from March 14, 2014 (incorporated by reference to Exhibit 10.6(c) to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 10, 2014)

10.16

Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Profits Interests granted to executive officers from March 14, 2014 (incorporated by reference to Exhibit 10.6(d) to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 10, 2014)

10.17

Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Phantom Units for Executive Officers with distribution equivalent rights (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2015)

10.18

Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Phantom Units for Non-Employee Directors with distribution equivalent rights from December 10, 2015 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 19, 2016)

10.19

Lehigh Gas Partners LP Executive Income Continuity Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 30, 2014)

10.20

Lehigh Gas Partners LP Executive Income Continuity Plan (as amended) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 7, 2014)

10.21

First Amendment to Amended and Revised CrossAmerica Partners LP Executive Income Continuity Plan, dated September 14, 2016 (incorporated by reference as Exhibit 10.21 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 28, 2017)

10.22

Employment Agreement, dated as of October 1, 2014, by and between CST Services LLC and Joseph V. Topper, Jr. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

10.23

Master Lease Agreement, dated May 28, 2014, by and among LGP Realty Holdings LP, Lehigh Gas Wholesale Services, Inc. and Lehigh Gas-Ohio, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 30, 2014)

10.24

GP Purchase Agreement, dated as of August 6, 2014, by and among Lehigh Gas Corporation, CST GP, LLC and CST Brands, Inc.(incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 27, 2015)

10.25

IDR Purchase Agreement, dated as of August 6, 2014, by and among The 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr., The 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr., CST Brands Holdings, LLC and CST Brands, Inc. (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 27, 2015)

10.26

Contribution Agreement, dated as of December 16, 2014, by and among CST Brands, Inc., CST Services LLC and CrossAmerica Partners LP (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 27, 2015)

10.27

Form of Indemnification Agreement for directors of the Board and certain officers of CrossAmerica GP LLC (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2017)

Exhibit No.	Description

10.28

Second Amendment to the Amended and Revised CrossAmerica Partners LP Executive Income Continuity Plan, dated June 26, 2017 (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2017)

10.29

Award Agreement for Phantom Units for Non-Employee Directors with distribution equivalent rights (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 8, 2017)

10.30

Asset Purchase Agreement dated August 4, 2017, by and among CrossAmerica Partners LP and Jet-Pep, Inc. and other persons listed as signatories in the Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 8, 2017)

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
Jeremy L. Bergeron
President
(On behalf of the registrant, and in the capacity of Principal Executive Officer)

Date: February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2018.

Signature	Title

/s/ Timothy A. Miller	Chairman of the Board of Directors
Timothy A. Miller
/s/ Jeremy L. Bergeron	President, Chief Executive Officer and Director (Principal Executive Officer)
Jeremy L. Bergeron
/s/ Evan W. Smith	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
Evan W. Smith

/s/ Jean Bernier	Director
Jean Bernier

/s/ Justin A. Gannon	Director
Justin A. Gannon

/s/ Mickey Kim	Director
Mickey Kim

/s/ John B. Reilly, III	Director
John B. Reilly, III

/s/ Claude Tessier	Director
Claude Tessier

/s/ Joseph V. Topper, Jr.	Director
Joseph V. Topper, Jr.