Form 10-Q
period 2018-03-31
CrossAmerica Partners LP
filed 2018-05-08
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File No. 001-35711

CROSSAMERICA PARTNERS LP

(Exact name of registrant as specified in its charter)

Delaware	45-4165414
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 Hamilton Street, Suite 500 Allentown, PA	18101 (Zip Code) (610) 625-8000
(Address of Principal Executive Offices)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 3, 2018, the registrant had outstanding 34,278,095 common units.

COMMONLY USED DEFINED TERMS

The following is a list of certain acronyms and terms generally used in the industry and throughout this document:

CrossAmerica Partners LP and subsidiaries:

CrossAmerica Partners LP	CrossAmerica, the Partnership, we, us, our

LGP Operations LLC	a wholly owned subsidiary of the Partnership

LGW	Lehigh Gas Wholesale LLC

LGPR	LGP Realty Holdings LP

LGWS	Lehigh Gas Wholesale Services, Inc. and subsidiaries

CrossAmerica Partners LP related parties:

Circle K	Circle K Stores Inc., a Texas corporation, and a wholly owned subsidiary of Couche-Tard

Couche-Tard	Alimentation Couche-Tard Inc. (TSX: ATD.A ATD.B)

Couche-Tard Board	the Board of Directors of Couche-Tard

CST	CST Brands, LLC and subsidiaries, indirectly owned by Circle K.

DMI	Dunne Manning Inc., an entity affiliated with Joseph V. Topper, Jr., a member of the Board, a related party and large holder of our common units

DMR	Dunne Manning Realty LP, an entity affiliated with Joseph V. Topper, Jr., a member of the Board, a related party and large holder of our common units.

DMS

Dunne Manning Stores LLC (formerly known as Lehigh Gas-Ohio, LLC), an entity affiliated with the family of Joseph V. Topper, Jr., a member of the Board, a related party and large holder of our common units. DMS is an operator of retail motor fuel stations. DMS leases retail sites from us in accordance with a master lease agreement with us and DMS purchases substantially all of its motor fuel for these sites from us on a wholesale basis under rack plus pricing. The financial results of DMS are not consolidated with ours.

General Partner	CrossAmerica GP LLC, the General Partner of CrossAmerica, a Delaware limited liability company, indirectly owned by Circle K.

CST Fuel Supply	CST Fuel Supply LP is the parent of CST Marketing and Supply, indirectly owned by Circle K. As of March 31, 2018, our total limited partner interest in CST Fuel Supply was 17.5%.

CST Marketing and Supply

CST Marketing and Supply, LLC, indirectly owned by Circle K. It is CST’s wholesale motor fuel supply business, which provides wholesale fuel distribution to the majority of CST’s U.S. retail convenience stores on a fixed markup per gallon.

CST Services	CST Services, LLC, a wholly owned subsidiary of Circle K

Topstar	Topstar Enterprises, an entity affiliated with Joseph V. Topper, Jr. Topstar is an operator of convenience stores that leases retail sites from us, but does not purchase fuel from us.

Recent Acquisitions:

Franchised Holiday Stores	The franchised Holiday stores acquired in March 2016

Jet-Pep Assets	The assets acquired from Jet-Pep, Inc. in November 2017

Other Defined Terms:

Amended Omnibus Agreement

The Amended and Restated Omnibus Agreement, dated October 1, 2014, as amended on February 17, 2016 and May 7, 2018 by and among CrossAmerica, the General Partner, DMI, DMS, CST Services and Joseph V. Topper, Jr., which amends and restates the original omnibus agreement that was executed in connection with CrossAmerica’s initial public offering on October 30, 2012. The terms of the Amended Omnibus Agreement were approved by the conflicts committee of the Board. Pursuant to the Amended Omnibus Agreement, CST Services agrees, among other things, to provide, or cause to be provided, to the Partnership certain management services.

i

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

Merger Agreement

CST’s Agreement and Plan of Merger entered into on August 21, 2016 with Circle K and Ultra Acquisition Corp., a Delaware corporation and an indirect, wholly owned subsidiary of Circle K (“Merger Sub”). Under and subject to the terms and conditions of the Merger Agreement, on June 28, 2017, Merger Sub was merged with and into CST, with CST surviving the Merger as a wholly owned subsidiary of Circle K.

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

ii

Plan

In connection with the IPO, the General Partner adopted the Lehigh Gas Partners LP 2012 Incentive

Award Plan, a long-term incentive plan for employees, officers, consultants and directors of the General Partner and any of its affiliates who perform services for the Partnership

Predecessor Entity	Wholesale distribution business of DMS and real property and leasehold interests contributed in connection with the IPO

Retail Site	A general term to refer to convenience stores, including those operated by commission agents, independent dealers, Circle K, DMS or lessee dealers, as well as company operated sites

RIN	Renewable identification number, an identifier used by governmental agencies to track a specific batch of renewable fuel

SEC	U.S. Securities and Exchange Commission

Tax Cuts and Jobs Act	On December 22, 2017, the U.S. government enacted tax legislation formally known as Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash	$1,680	$3,897
Accounts receivable, net of allowances of $402 and $277, respectively	25,487	27,792
Accounts receivable from related parties	15,826	14,459
Inventories	15,233	15,122
Assets held for sale	10,803	11,708
Other current assets	6,137	7,528
Total current assets	75,166	80,506
Property and equipment, net	671,871	681,000
Intangible assets, net	72,159	76,063
Goodwill	89,109	89,109
Other assets	21,049	20,558
Total assets	$929,354	$947,236

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$2,919	$2,916
Accounts payable	35,726	35,789
Accounts payable to related parties	26,208	25,512
Accrued expenses and other current liabilities	16,040	17,015
Motor fuel taxes payable	11,815	12,241
Total current liabilities	92,708	93,473
Debt and capital lease obligations, less current portion	533,865	529,147
Deferred tax liabilities, net	23,419	24,069
Asset retirement obligations	31,843	31,467
Other long-term liabilities	96,702	98,061
Total liabilities	778,537	776,217

Commitments and contingencies

Equity:
Partners’ Capital
Common units—(34,248,343 and 34,111,461 units issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	151,155	171,337
General Partner’s interest	—	—
Total Partners’ Capital	151,155	171,337
Noncontrolling interests	(338)	(318)
Total equity	150,817	171,019
Total liabilities and equity	$929,354	$947,236

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, Except Unit and Per Unit Amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating revenues(a)	$554,570	$469,286
Costs of sales(b)	514,619	431,840
Gross profit	39,951	37,446

Income from CST Fuel Supply equity interests	3,805	3,603
Operating expenses:
Operating expenses	16,342	15,260
General and administrative expenses	4,720	5,817
Depreciation, amortization and accretion expense	15,500	14,348
Total operating expenses	36,562	35,425
Gain (loss) on sales of assets, net	230	(44)
Operating income	7,424	5,580
Other income (expense), net	94	118
Interest expense	(8,052)	(6,702)
(Loss) income before income taxes	(534)	(1,004)
Income tax expense (benefit)	273	(2,701)
Net (loss) income	(807)	1,697
Less: net (loss) income attributable to noncontrolling interests	(2)	1
Net (loss) income attributable to limited partners	(805)	1,696
IDR distributions	(1,180)	(992)
Net (loss) income available to limited partners	$(1,985)	$704

Basic and diluted earnings per limited partner unit	$(0.06)	$0.02

Weighted-average limited partner units:
Basic common units	34,157,088	33,588,163
Diluted common units(c)	34,165,060	33,622,661

Distribution paid per common unit	$0.6275	$0.6125
Distribution declared (with respect to each respective period) per common unit	$0.5250	$0.6175
Supplemental information:
(a) Includes excise taxes of:	$24,358	$18,552
(a) Includes revenues from fuel sales to and rental income from related parties of:	103,521	94,217
(a) Includes rental income of:	21,721	21,441
(b) Includes rental expense of:	4,815	4,791
(c) Diluted common units were not used in the calculation of diluted earnings per common unit for the three months ended March 31, 2018 because to do so would have been antidilutive.

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(807)	$1,697
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Depreciation, amortization and accretion expense	15,500	14,348
Amortization of deferred financing costs	428	424
Amortization of (above) below market leases, net	(1)	27
Provision for losses on doubtful accounts	125	4
Deferred income taxes	(650)	(3,182)
Equity-based employee and director compensation expense	43	866
Amended Omnibus Agreement fees settled in common units	3,300	3,300
(Gain) loss on sales of assets, net	(230)	44
Changes in operating assets and liabilities, net of acquisitions	432	4,244
Net cash provided by operating activities	18,140	21,772

Cash flows from investing activities:
Proceeds from sale of property and equipment	19	342
Capital expenditures	(2,097)	(2,517)
Principal payments received on notes receivable	71	64
Net cash used in investing activities	(2,007)	(2,111)

Cash flows from financing activities:
Borrowings under the revolving credit facility	40,395	31,026
Repayments on the revolving credit facility	(35,395)	(24,026)
Payments of long-term debt and capital lease obligations	(498)	(495)
Payments of sale leaseback obligations	(239)	(201)
Distributions paid on distribution equivalent rights	(10)	(7)
Distributions paid to holders of the IDRs	(1,180)	(992)
Distributions paid to noncontrolling interests	(18)	(24)
Distributions paid on common units	(21,405)	(20,534)
Net cash used in financing activities	(18,350)	(15,253)
Net (decrease) increase in cash	(2,217)	4,408
Cash at beginning of period	3,897	1,350
Cash at end of period	$1,680	$5,758

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

As a result of the Merger, Circle K indirectly owns all of the membership interests in the sole member of our General Partner, as well as a 21.4% limited partner interest in the Partnership and all of the IDRs of the Partnership. Circle K, through its indirect ownership interest in the sole member of our General Partner, has the ability to appoint all of the members of the Board and to control and manage our operations and activities.

Description of Business

Our business consists of:

•	the wholesale distribution of motor fuels;
•	the retail distribution of motor fuels to end customers at retail sites operated by commission agents or us;
•	generating revenues through leasing or subleasing our real estate used in the retail distribution of motor fuels; and
•	the operation of retail sites.

The financial statements reflect the consolidated results of the Partnership and its wholly owned subsidiaries. Our primary operations are conducted by the following consolidated wholly owned subsidiaries:

•	LGW, which distributes motor fuels on a wholesale basis and generates qualified income under Section 7704(d) of the Internal Revenue Code;
•	LGPR, which functions as the real estate holding company and holds assets that generate qualified rental income under Section 7704(d) of the Internal Revenue Code; and
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

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2017 has been derived from our audited financial statements and notes thereto as of that date.

Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09–Revenue from Contracts with Customers (Topic 606), which results in comprehensive new revenue accounting guidance, requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and develops a common revenue standard under U.S. GAAP and International Financial Reporting Standards. Specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance was effective January 1, 2018 and we applied the modified retrospective method of adoption. There was no material impact on the financial statements other than disclosures. This guidance applies to over 90% of our revenues as the only primary revenue stream outside the scope of this guidance is rental income.

Revenues from the delivery of motor fuel are recorded at the time of delivery to our customers, by which time the price is fixed, title to the products has transferred and payment has either been received or collection is reasonably assured, net of applicable discounts and allowances.

Revenues from the sale of convenience store products are recognized at the time of sale to the customer.

Revenues from leasing arrangements for which we are the lessor are recognized ratably over the term of the underlying lease.

See Note 13 for additional information on our revenues and related receivables.

Motor Fuel Taxes

LGW collects motor fuel taxes, which consist of various pass through taxes collected from customers on behalf of taxing authorities, and remits such taxes directly to those taxing authorities. LGW’s accounting policy is to exclude the taxes collected and remitted from wholesale revenues and cost of sales and account for them as liabilities. LGWS’s retail sales and cost of sales include motor fuel taxes as the taxes are included in the cost paid for motor fuel and LGWS has no direct responsibility to collect or remit such taxes to the taxing authorities. This accounting policy is consistent with that used in prior periods.

Investment in CST Fuel Supply

ASU 2016-15–Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) was effective January 1, 2018. This ASU provides guidance on cash flow presentation of various specific transactions.

We apply the cumulative earnings approach in presenting our cash flows from our investment in CST Fuel Supply. Distributions received are considered returns on investment and classified as cash inflows from operating activities.

Significant Accounting Policies

There have been no other material changes to the significant accounting policies described in our Form 10-K.

New Accounting Guidance Pending Adoption

In February 2016, the FASB issued ASU 2016-02–Leases (Topic 842). This standard modifies existing guidance for reporting organizations that enter into leases to increase transparency by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and requires a modified retrospective approach to adoption. This guidance will be effective January 1, 2019. Management continues to evaluate the impact of this new guidance, but the adoption will have a material impact on our balance sheet as we will be required to recognize right-of-use assets and lease liabilities for operating leases. We intend to apply each of the practical expedients in adopting this new guidance.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain other new financial accounting pronouncements have become effective for our financial statements but the adoption of these pronouncements did not materially impact our financial position, results of operations or disclosures.

Concentration Risk

For the three months ended March 31, 2018, we distributed 12% of our total wholesale distribution volumes to DMS and DMS accounted for 20% of our rental income. For the three months ended March 31, 2017, we distributed 14% of our total wholesale distribution volumes to DMS and DMS accounted for 23% of our rental income.

For the three months ended March 31, 2018, we distributed 7% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and received 19% of our rental income from Circle K. For the three months ended March 31, 2017, we distributed 7% of our total wholesale distribution volume to CST retail sites that are not supplied by CST Fuel Supply and received 20% of our rental income from CST.

For more information regarding transactions with DMS and Circle K, see Note 7.

For the three months ended March 31, 2018, our wholesale business purchased approximately 26%, 26%, 12% and 11% of its motor fuel from ExxonMobil, BP, Motiva and Circle K, respectively. For the three months ended March 31, 2017, our wholesale business purchased approximately 28%, 27% and 22% of its motor fuel from ExxonMobil, BP and Motiva, respectively. No other fuel suppliers accounted for 10% or more of our motor fuel purchases during the three months ended March 31, 2018 and 2017.

Valero supplied substantially all of the motor fuel purchased by CST Fuel Supply during all periods presented. During the three months ended March 31, 2018 and 2017, CST Fuel Supply purchased approximately 0.4 billion gallons of motor fuel from Valero.

Note 2. ASSETS HELD FOR SALE

We have classified 12 sites as held for sale at March 31, 2018 and December 31, 2017. Of the sites held for sale at March 31, 2018, 11 are required to be divested per an FTC order in connection with Couche-Tard’s acquisition of Holiday Stationstores, Inc. and the joint acquisition of Jet-Pep Assets by Circle K and us. These assets are expected to be sold in 2018. Assets held for sale were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Land	$5,040	$4,946
Buildings and site improvements	5,181	5,785
Equipment	2,332	2,485
Total	12,553	13,216
Less accumulated depreciation	(1,750)	(1,508)
Assets held for sale	$10,803	$11,708

We recorded an impairment charge of $1.2 million during the three months ended March 31, 2018 related to the FTC-required divestiture of the Jet-Pep sites, included within depreciation, amortization and accretion expense on the statement of operations.

Note 3. INVENTORIES

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Retail site merchandise	$7,699	$7,806
Motor fuel	7,534	7,316
Inventories	$15,233	$15,122

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Land	$284,794	$285,682
Buildings and site improvements	362,492	362,207
Leasehold improvements	10,408	10,155
Equipment	186,293	185,733
Construction in progress	2,252	1,797
Property and equipment, at cost	846,239	845,574
Accumulated depreciation and amortization	(174,368)	(164,574)
Property and equipment, net	$671,871	$681,000

Note 5. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	March 31, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$127,955	$(60,146)	$67,809	$127,955	$(56,915)	$71,040
Trademarks	2,064	(952)	1,112	2,064	(863)	1,201
Covenant not to compete	4,581	(3,505)	1,076	4,581	(3,300)	1,281
Below market leases	11,401	(9,239)	2,162	11,401	(8,860)	2,541
Total intangible assets	$146,001	$(73,842)	$72,159	$146,001	$(69,938)	$76,063

Note 6. DEBT

Our balances for long-term debt and capital lease obligations are as follows (in thousands):

	March 31,	December 31,
	2018	2017
$550 million revolving credit facility	$511,000	$506,000
Capital lease obligations	26,546	27,220
Note payable	750	765
Total debt and capital lease obligations	538,296	533,985
Current portion	2,919	2,916
Noncurrent portion	535,377	531,069
Deferred financing costs, net	1,512	1,922
Noncurrent portion, net of deferred financing costs	$533,865	$529,147

Our revolving credit facility is secured by substantially all of our assets. Letters of credit outstanding at March 31, 2018 and December 31, 2017 totaled $5.4 million and $6.7 million, respectively, which reduce our availability under the credit facility. The amount of availability at March 31, 2018 under the revolving credit facility, after taking into account debt covenant restrictions, was $33.6 million. In connection with future acquisitions, the revolving credit facility requires, among other things, that we have, after giving effect to such acquisition, at least $20.0 million in the aggregate of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Covenants and Interest Rate

We are required to comply with certain financial covenants under the credit facility. We are required to maintain a total leverage ratio (as defined in the revolving credit facility) for the most recently completed four fiscal quarters of less than or equal to 4.50 : 1.00, except for periods following a material acquisition, generally defined as an acquisition with a purchase price of at least $30.0 million. The total leverage ratio shall not exceed 5.00 : 1.00 for the first four full fiscal quarters following the closing of a material acquisition. If we issued qualified senior notes (as defined in the revolving credit facility) in the aggregate principal amount of $175.0 million or greater, the ratio shall not exceed 5.50 : 1.00. If we issued Qualified Senior Notes of $175.0 million or greater, we are also required to maintain a senior leverage ratio (as defined in the revolving credit facility) of less than or equal to 3.00 : 1.00 and a consolidated interest coverage ratio (as defined in the credit facility) of at least 2.75 : 1.00. As of March 31, 2018, we were in compliance with these financial covenants.

At March 31, 2018, outstanding borrowings under the revolving credit facility bore interest at LIBOR plus a margin of 3.00%. Our borrowings had an effective interest rate of 4.74% as of March 31, 2018.

On April 25, 2018, the credit facility was amended to:

•	Extend the maturity date from March 4, 2019 to April 25, 2020;
•	Increase the capacity from $550 million to $650 million;
•

Extend the period during which the permitted total leverage ratio (as defined in the revolving credit facility) is increased from 4.50 : 1.00 to 5.00 : 1.00 after the closing of a material acquisition (as defined in the revolving credit facility) from three quarters to four quarters; and

•

Decrease the applicable margin and commitment fee (each as defined in the revolving credit facility), which vary based on our leverage ratio, such that the applicable margin ranges from 1.50% to 2.75% for LIBOR rate loans (as defined in the revolving credit facility) and 0.50% to 1.75% for alternate base rate loans (as defined in the revolving credit facility), and the commitment fee ranges from 0.20% to 0.45%. In general, the applicable margin for LIBOR and alternate base rate loans was reduced by 0.5%.

Note 7. RELATED-PARTY TRANSACTIONS

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

Revenues from wholesale fuel sales and real property rental income from CST and Circle K were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues from motor fuel sales to CST and Circle K	$36,060	$30,380
Rental income from CST and Circle K	4,198	4,280

Accounts receivable from Circle K for fuel amounted to $4.7 million and $3.9 million at March 31, 2018 and December 31, 2017, respectively.

CST Fuel Supply Equity Interests

CST Fuel Supply provides wholesale motor fuel distribution to the majority of CST’s legacy U.S. retail sites at cost plus a fixed markup per gallon. We owned a 17.5% total interest in CST Fuel Supply at March 31, 2018 and 2017. We account for the income derived from our equity interest of CST Fuel Supply as “Income from CST Fuel Supply equity” on our statement of operations, which amounted to $3.8 million and $3.6 million for the three months ended March 31, 2018 and 2017, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase of Fuel from CST and Circle K

We purchase the fuel supplied to 21 retail sites from CST Fuel Supply of which we own a 17.5% interest, and resell the wholesale motor fuel to independent dealers and sub-wholesalers. We purchased $4.9 million and $5.7 million of motor fuel from CST Fuel Supply for the three months ended March 31, 2018 and 2017.

We also purchase the fuel supplied to 101 retail sites acquired in the Jet-Pep Assets acquisition from a terminal owned and operated by Circle K. We purchased $30.9 million of motor fuel from Circle K for the three months ended March 31, 2018.

Circle K acquired Holiday Stationstores, Inc. (Holiday) on December 22, 2017. Prior to that acquisition, we were a franchisee of Holiday (Franchised Holiday Stores), purchased fuel from Holiday and paid a franchise fee to Holiday. As a result of Circle K’s acquisition, we now purchase fuel from Circle K to supply our Holiday-branded sites. These purchases amounted to $11.1 million for the three months ended March 31, 2018. We also pay a franchise fee to Circle K, which amounted to $0.4 million for the three months ended March 31, 2018.

On March 15, 2018, as approved by the independent conflicts committee of our Board, we purchased the leasehold interest in two retail sites from Circle K for $0.2 million. We purchase the fuel supplied to these retail sites from Circle K. Such purchases were insignificant for the three months ended March 31, 2018.

Effective February 1, 2018, Couche-Tard implemented a freight cost initiative by renegotiating hauling agreements, including our wholesale transportation agreements. On May 4, 2018, the independent conflicts committee of our Board approved an amendment to the Omnibus Agreement providing for the payment by us to Couche-Tard of a 2.57% commission on our wholesale transportation costs under contracts included in Couche-Tard’s global contract renegotiations and successfully renegotiated. This commission amounted to $0.1 million for the three months ended March 31, 2018.

Amounts payable to Circle K related to these purchases totaled $6.7 million and $7.0 million at March 31, 2018 and December 31, 2017, respectively.

Amended Omnibus Agreement and Management Fees

We incurred $3.1 million and $4.3 million for the three months ended March 31, 2018 and 2017, including incentive compensation costs and non-cash stock-based compensation expense, under the Amended Omnibus Agreement, which are recorded as a component of operating expenses and general and administrative expenses in the statement of operations. The decrease was driven by personnel and salary reductions effective at the time of the Merger. Amounts payable related to Circle K related to expenses incurred by Circle K in accordance with the Amended Omnibus Agreement totaled $19.4 million and $18.3 million at March 31, 2018 and December 31, 2017, respectively.

Common Units Issued to CST and Circle K as Consideration for Amounts Due Under the Amended Omnibus Agreement

As approved by the independent conflicts committee of the Board, the Partnership, CST and Circle K mutually agreed to settle, from time to time, some or all of the amounts due under the terms of the Amended Omnibus Agreement in newly issued common units representing limited partner interests in the Partnership. As approved by the independent conflicts committee, the number of common units issued is based on the volume weighted average daily trading price of the common units for the 20 trading days prior to issuance. We issued the following common units to CST as consideration for amounts due under the terms of the Amended Omnibus Agreement:

Period	Date of Issuance	Number of Common Units Issued
Quarter ended December 31, 2017	March 1, 2018	136,882
Quarter ended March 31, 2018	*	155,236

*	Expected to be issued on May 21, 2018

IDR and Common Unit Distributions

We distributed $1.2 million and $1.0 million to CST related to its ownership of our IDRs and $4.5 million and $4.1 million related to its ownership of our common units during the three months ended March 31, 2018 and 2017, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from motor fuel sales and rental income from DMS were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues from motor fuel sales to DMS	$58,921	$54,449
Rental income from DMS	4,285	4,975

Accounts receivable from DMS totaled $9.6 million and $9.3 million at March 31, 2018 and December 31, 2017, respectively.

Revenues from rental income from Topstar Enterprises, an entity affiliated with Joseph V. Topper, Jr, a member of the Board, were $0.1 million for the three months ended March 31, 2018 and 2017.

CrossAmerica leases real estate from certain entities affiliated with Joseph V. Topper, Jr., a member of the Board. Rent expense paid to these entities was $0.2 million for the three months ended March 31, 2018 and 2017.

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are performed by an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.2 million for the three months ended March 31, 2018 and 2017. Accounts payable to this related party amounted to $0.2 million at March 31, 2018 and December 31, 2017.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We sublease office space from CST that CST leases from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board. The management fee charged by CST to us under the Amended Omnibus Agreement includes this rental expense, which amounted to $0.2 million for the three months ended March 31, 2018 and 2017.

Public Relations and Website Consulting Services

We have engaged a company affiliated with John B. Reilly, III, a member of the Board, for public relations and website consulting services. The cost of these services was insignificant for the three months ended March 31, 2018 and 2017.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $3.7 million and $3.5 million at March 31, 2018 and December 31, 2017, respectively. Indemnification assets related to third-party escrow funds, state funds or insurance recorded on the balance sheet within other current assets and other noncurrent assets totaled $3.2 million and $3.4 million at March 31, 2018 and December 31, 2017, respectively. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels in 2018 or 2017.

As further discussed in Note 10, we have accrued for unvested phantom units and vested and unvested profits interests as a liability and adjust that liability on a recurring basis based on the market price of our common units each balance sheet date. Such fair value measurements are deemed Level 1 measurements.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of March 31, 2018 and December 31, 2017 due to the short-term maturity of these instruments. The fair value of the revolving credit facility approximated its carrying values of $511.0 million as of March 31, 2018 and $506.0 million as of December 31, 2017, due to the frequency with which interest rates are reset and the consistency of the market spread.

Note 10. EQUITY-BASED COMPENSATION

Overview

We record equity-based compensation as a component of general and administrative expenses in the statements of operations. Equity-based compensation expense was insignificant and $0.9 million for the three months ended March 31, 2018 and 2017, respectively.

Partnership Equity-Based Awards

Since we grant awards to employees of CST who provide services to us under the Amended Omnibus Agreement, and since the grants may be settled in cash, unvested phantom units and vested and unvested profits interests receive fair value variable accounting treatment. As such, they are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. The balance of the accrual at March 31, 2018 and December 31, 2017 totaled $0.6 million and $0.7 million, respectively.

CST Equity-Based Awards

In February 2017, CST granted approximately 47,000 equity-based awards in the form of time vested restricted stock units of CST to certain employees for services rendered on our behalf. Upon completion of the Merger, these awards converted to cash awards and remained subject to the same vesting terms and payment schedule of three annual tranches as those set forth in the original award agreement; provided that, upon completion of the Merger, such awards will vest in full upon an involuntary termination of employment without cause, or termination for “Good Reason”, or termination due to death, “Disability” or Retirement. The expense associated with these awards that was charged to us under the Amended Omnibus Agreement was $0.1 million for the three months ended March 31, 2018. Unrecognized compensation expense associated with these awards amounted to $0.6 million and $0.7 million as of March 31, 2018 and December 31, 2017, respectively, which will be recognized over the vesting term through January 2020.

For the three months ended March 31, 2017, the expense associated with CST equity-based awards in the form of time vested restricted stock units of CST, stock options of CST and market share units of CST, which was charged to us under the Amended Omnibus Agreement, was $0.7 million.

Note 11. INCOME TAXES

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

We recorded income tax expense (benefit) of $0.3 million and $(2.7) million for the three months ended March 31, 2018 and 2017, respectively, as a result of the income generated (losses incurred) by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only LGWS is subject to income tax.

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

The following tables provide a reconciliation of net income (loss) and weighted-average units used in computing basic and diluted net income (loss) per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Distributions paid(a)	$21,415	$20,541
Allocation of distributions in excess of net (loss) income	(23,400)	(19,837)
Limited partners’ interest in net (loss) income - basic and diluted	$(1,985)	$704
Denominator:
Weighted average limited partnership units outstanding - basic	34,157,088	33,588,163
Adjustment for phantom units(b)	—	34,498
Weighted average limited partnership units outstanding - diluted	34,157,088	33,622,661
Net income (loss) per limited partnership unit - basic and diluted	$(0.06)	$0.02

(a)	Distributions paid per unit were $0.6275 and $0.6125 during the three months ended March 31, 2018 and 2017, respectively.
(b)	Excludes 7,971 potentially dilutive securities from the calculation of diluted earnings per common unit because to do so would be antidilutive for the three months ended March 31, 2018.

Distributions

Distribution activity for 2018 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2017	February 5, 2018	February 12, 2018	$0.6275	$21,415
March 31, 2018	May 18, 2018	May 25, 2018	$0.5250	$17,996

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

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended March 31, 2018
Revenues from fuel sales to external customers	$382,000	$127,317	$—	$509,317
Intersegment revenues from fuel sales	98,393	—	(98,393)	—
Revenues from food and merchandise sales	—	22,586	—	22,586
Rent income	19,755	1,966	—	21,721
Other revenue	946	—	—	946
Total revenues	$501,094	$151,869	$(98,393)	$554,570

Income from CST Fuel Supply equity interests	$3,805	$—	$—	$3,805
Operating income (loss)	$26,163	$1,349	$(20,088)	$7,424

Three Months Ended March 31, 2017
Revenues from fuel sales to external customers	$339,088	$84,203	$—	$423,291
Intersegment revenues from fuel sales	61,616	—	(61,616)	—
Revenues from food and merchandise sales	—	24,020	—	24,020
Rent income	19,639	1,802	—	21,441
Other revenue	534	—	—	534
Total revenues	$420,877	$110,025	$(61,616)	$469,286

Income from CST Fuel Supply equity interests	$3,603	$—	$—	$3,603
Operating income (loss)	$25,652	$145	$(20,217)	$5,580

Receivables relating to the revenue streams above are as follows:

	March 31,	December 31,
	2018	2017
Receivables from fuel and merchandise sales	$35,295	$35,439
Receivables for rent and other lease-related charges	6,018	6,812
Total accounts receivable	$41,313	$42,251

Performance obligations are satisfied as fuel is delivered to the customer. Many of our contracts with our customers include minimum purchase volumes measured on a monthly basis, although such revenue is not material. Receivables from fuel are recognized on a per-gallon rate and are generally collected within 10 days of delivery.

Receivables from rent and other lease-related charges are generally collected at the beginning of the month.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in assets and liabilities as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Decrease (increase):
Accounts receivable	$2,154	$7,020
Accounts receivable from related parties	(1,128)	491
Inventories	(114)	330
Other current assets	1,416	1,223
Other assets	(825)	(1,257)
Increase (decrease):
Accounts payable	(63)	(2,845)
Accounts payable to related parties	488	(339)
Motor fuel taxes payable	(426)	(25)
Accrued expenses and other current liabilities	(688)	(210)
Other long-term liabilities	(382)	(144)
Changes in operating assets and liabilities, net of acquisitions	$432	$4,244

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash paid for interest	$7,469	$6,157
Cash paid for income taxes, net of refunds received	135	50

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Three Months Ended March 31,
	2018	2017
Issuance of capital lease obligations and recognition of asset retirement obligation related to Getty Lease	$—	$785
Amended Omnibus Agreement fees settled in our common units	3,218	4,510

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

In general, we based the forward-looking statements included in this quarterly report on our current expectations, estimates and projections about our company and the industry in which we operate. We caution you that these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	Couche-Tard’s business strategy and operations and Couche-Tard’s conflicts of interest with us;
•	availability of cash flow to pay the current quarterly distributions on our common units;
•	the availability and cost of competing motor fuels;
•	motor fuel price volatility or a reduction in demand for motor fuels;
•	competition in the industries and geographical areas in which we operate;
•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;
•	environmental compliance and remediation costs;
•	our existing or future indebtedness and the related interest expense;
•	our liquidity, results of operations and financial condition;
•	failure to comply with applicable tax and other regulations or governmental policies;
•	future legislation and changes in regulations, governmental policies, immigration laws and restrictions or changes in enforcement or interpretations thereof;
•	future regulations and actions that could expand the non-exempt status of employees under the Fair Labor Standards Act;
•	future income tax legislation;
•	changes in energy policy;
•	increases in energy conservation efforts;

•	technological advances;
•	the impact of worldwide economic and political conditions;
•	the impact of wars and acts of terrorism;
•	weather conditions or catastrophic weather-related damage;
•	earthquakes and other natural disasters;
•	hazards and risks associated with transporting and storing motor fuel;
•	unexpected environmental liabilities;
•	the outcome of pending or future litigation; and
•

our ability to comply with federal and state laws and regulations, including those related to environmental matters, the sale of alcohol, cigarettes and fresh foods, employment, and health benefits, including the Affordable Care Act, immigration and international trade.

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

•

Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three months ended March 31, 2018 and 2017 and non-GAAP financial measures.

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

As a result of the Merger, Circle K indirectly owns all of the membership interests in the sole member of our General Partner, as well as a 21.4% limited partner interest in the Partnership and all of the outstanding IDRs of the Partnership. Circle K, through its indirect ownership interest in the sole member of our General Partner, has the ability to appoint all of the members of the Board and to control and manage the operations and activities of the Partnership.

Significant Factors Affecting our Profitability

The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit

Wholesale segment

The prices paid to our motor fuel suppliers for wholesale motor fuel (which affects our cost of sales) are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations. We receive a fixed mark-up per gallon on approximately 80% of gallons sold to our customers. The remaining gallons are primarily DTW priced contracts with our customers. These contracts provide for variable, market based pricing that results in motor fuel gross profit effects similar to retail motor fuel gross profits (as crude oil prices decline, motor fuel gross profit generally increases, as discussed in our Retail segment below). The increase in DTW gross profit results from the acquisition cost of wholesale motor fuel declining at a faster rate as compared to the rate retail motor fuel prices decline. Conversely, our DTW motor fuel gross profit declines when the cost of wholesale motor fuel increases at a faster rate as compared to the rate retail motor fuel prices increase.

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

Changes in our average motor fuel selling price per gallon and gross margin for the periods ended March 31, 2018 and 2017 are directly related to the changes in crude oil and wholesale motor fuel prices over the same period. Variations in our reported revenues and cost of sales are, therefore, primarily related to the price of crude oil and wholesale motor fuel prices and generally not as a result of changes in motor fuel sales volumes, unless otherwise indicated and discussed below.

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

•	On November 28, 2017, we acquired the Jet-Pep Assets located in Alabama for approximately $75.6 million, including working capital.
•	On April 25, 2018, we amended our credit facility as further discussed in “Liquidity and Capital Resources̶̶̶̶—Debt.”

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Operating revenues	$554,570	$469,286
Costs of sales	514,619	431,840
Gross profit	39,951	37,446

Income from CST Fuel Supply equity interests	3,805	3,603
Operating expenses:
Operating expenses	16,342	15,260
General and administrative expenses	4,720	5,817
Depreciation, amortization and accretion expense	15,500	14,348
Total operating expenses	36,562	35,425
Gain (loss) on sales of assets, net	230	(44)
Operating income	7,424	5,580
Other income (expense), net	94	118
Interest expense	(8,052)	(6,702)
(Loss) income before income taxes	(534)	(1,004)
Income tax expense (benefit)	273	(2,701)
Net (loss) income	(807)	1,697
Less: net (loss) income attributable to noncontrolling interests	(2)	1
Net (loss) income attributable to limited partners	(805)	1,696
IDR distributions	(1,180)	(992)
Net (loss) income available to limited partners	$(1,985)	$704

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Consolidated Results

Operating revenues increased $85.3 million, or 18%, while gross profit increased $2.5 million, or 7%.

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

An $80.2 million, or 19%, increase in our Wholesale segment revenues primarily attributable to the increase in crude oil prices. The average daily spot price of WTI crude oil increased 22% to $62.91 per barrel for the first quarter of 2018, compared to $51.62 per barrel for the first quarter of 2017. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” In addition, volume increased 5%, driven primarily by the incremental volume from the November 2017 Jet-Pep Assets acquisition.

•

A $41.8 million, or 38%, increase in our Retail segment revenues primarily attributable to a 41% increase in volume driven by the November 2017 Jet-Pep Assets acquisition as well as a 22% increase in crude oil prices. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

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

Our intersegment revenues increased $36.8 million or 60%, primarily attributable to the November 2017 Jet-Pep Assets acquisition and the increase in wholesale motor fuel prices discussed above.

Cost of sales

Cost of sales increased $82.8 million or 19% as a result of the increase in wholesale motor fuel prices and November 2017 Jet-Pep Assets acquisition. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for operating expenses analyses.

General and administrative expenses

General and administrative expenses decreased $1.1 million or 19% primarily attributable to a $1.0 million decrease in charges allocated under the Amended Omnibus Agreement for personnel and salary reductions and a $0.8 million decrease in equity compensation expense as a result of fewer awards outstanding, partially offset by a $0.6 million increase in severance and other acquisition-related costs.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $1.2 million primarily due to a $1.2 million impairment charge recorded on the two Jet-Pep sites required to be divested per FTC order as well as the incremental depreciation, amortization and accretion expense from the November 2017 Jet-Pep Assets acquisition.

Interest expense

Interest expense increased $1.4 million due to an increase in the average interest rate charged on our credit facility borrowings from 4.0% to 4.7% and a $66.3 million increase in the average balance outstanding primarily to fund the November 2017 Jet-Pep Assets acquisition.

Income tax expense

We recorded income tax expense of $0.3 million and an income tax benefit of $2.7 million for the three months ended March 31, 2018 and 2017, respectively. The benefit recorded in the first quarter of 2017 related primarily to losses incurred by our taxable subsidiaries.

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

Wholesale

The following table highlights the results of operations and certain operating metrics of our Wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended March 31,
	2018	2017
Gross profit:
Motor fuel–third party	$7,632	$7,865
Motor fuel–intersegment and related party	6,667	5,481
Motor fuel gross profit	14,299	13,346
Rent and other	16,379	15,970
Total gross profit	30,678	29,316
Income from CST Fuel Supply equity(a)	3,805	3,603
Operating expenses	(8,320)	(7,267)
Adjusted EBITDA(b)	$26,163	$25,652
Motor fuel distribution sites (end of period):(c)
Motor fuel–third party
Independent dealers	383	394
Lessee dealers(d)	449	427
Total motor fuel distribution–third party sites	832	821
Motor fuel–intersegment and related party
DMS (related party)(e)	134	151
CST (related party)	43	43
Commission agents (Retail segment)(f)	180	98
Company operated retail sites (Retail segment)	71	72
Total motor fuel distribution–intersegment and related party sites	428	364
Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	824	822
Motor fuel-intersegment and related party distribution	435	364
Total motor fuel distribution sites	1,259	1,186
Volume of gallons distributed (in thousands)
Third party	149,259	151,679
Intersegment and related party	100,249	86,741
Total volume of gallons distributed	249,508	238,420

Wholesale margin per gallon	$0.057	$0.056

(a)	Represents income from our equity interest in CST Fuel Supply.
(b)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income (loss) under the heading “Results of Operations—Non-GAAP Financial Measures.”
(c)	In addition, as of March 31, 2018 and 2017, respectively, we distributed motor fuel to 14 sub-wholesalers who distributed to additional sites.
(d)	The increase in the lessee dealer site count was primarily attributable to converting sites operated by DMS and commission agents to lessee dealers.
(e)	The decrease in the DMS site count was primarily attributable to converting DMS sites to lessee dealer sites.
(f)

The increase in the commission site count was primarily attributable to the 101 sites acquired in the Jet-Pep Assets acquisition, partially offset by the conversion of commission sites to lessee dealer sites.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The results were driven by:

Motor fuel gross profit

The $1.0 million or 7% increase in motor fuel gross profit was primarily due to a 5% increase in volume driven primarily by the November 2017 Jet-Pep Assets acquisition. In addition, we realized a higher margin per gallon primarily due to higher DTW margins as a result of the movements in crude prices throughout both periods and increased payment discounts and incentives due to the increase in motor fuel prices as a result of the increase in crude oil prices. The average daily spot price of WTI crude oil increased 22% to $62.91 per barrel for the first quarter of 2018, compared to $51.62 per barrel for the first quarter of 2017. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Additionally, for our newly acquired Jet-Pep Assets in Alabama, we are exposed to more price risk as our purchases are based on Circle K’s Platts bulk index-priced contracts with fuel suppliers. During the first quarter of 2018, we experienced lower than normal fuel margins due to some weaker conditions in the region that negatively impacted both our wholesale fuel margin and volumes at these sites. This resulted in our wholesale fuel margin per gallon on fuel delivered to the Jet-Pep Assets being slightly lower than our wholesale fuel margin per gallon on fuel delivered to other retail sites. We do not expect this trend to continue over the long term.

Rent and other gross profit

Rent and other gross profit increased $0.4 million primarily as a result of fees received from dealers upon the termination of their contracts.

Operating expenses

Operating expenses increased $1.1 million primarily as a result of environmental costs related to increased compliance requirements in certain states as well as remediation costs incurred at individual sites that are not covered by state UST funds, insurance or other indemnifications.

Retail

The following table highlights the results of operations and certain operating metrics of our Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of retail sites and per gallon amounts):

	Three Months Ended March 31,
	2018	2017
Gross profit:
Motor fuel	$2,156	$1,163
Merchandise and services	5,742	5,761
Rent and other	1,473	1,214
Total gross profit	9,371	8,138
Operating expenses	(8,022)	(7,993)
Adjusted EBITDA(a)	$1,349	$145

Retail sites (end of period):
Commission agents(b)	180	98
Company operated retail sites(c)	71	75
Total system sites at the end of the period	251	173

Total system operating statistics:
Average retail fuel sites during the period	250	170
Motor fuel sales (gallons per site per day)	2,296	2,402
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.042	$0.032

Commission agents statistics:
Average retail fuel sites during the period	180	98
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.014	$0.011

Company operated retail site statistics:
Average retail fuel sites during the period	70	72
Motor fuel gross profit per gallon, net of credit card fees	$0.101	$0.056
Merchandise and services gross profit percentage, net of credit card fees	25.4%	24.0%

(a)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Results of Operations—Non-GAAP Financial Measures” below.
(b)

The increase in the commission site count was primarily driven by the 101 sites acquired in the November 2017 Jet-Pep Assets acquisition, partially offset by the conversion of commission sites in the Retail segment to lessee dealer sites in the Wholesale segment.

(c)	The decrease in company operated retail sites relates to the conversion of company operated retail sites to lessee dealer sites.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Gross profit increased $1.2 million or 15% while operating expenses were flat.

These results were impacted by:

Gross profit

•

Our motor fuel gross profit increased $1.0 million attributable to a 32% increase in margin per gallon as a result of the movements in crude oil prices throughout the two periods. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” In addition, volume increased 41% driven primarily by the November 2017 Jet-Pep Assets acquisition.

•	Our rent and other gross profit increased $0.3 million primarily due to the November 2017 Jet-Pep Assets acquisition.

Operating expenses

•

Operating expenses were flat due to the incremental operating expenses from the Jet-Pep Assets acquisition being offset by the impact of converting company operated sites in the Retail segment to lessee dealer sites in the Wholesale segment.

Non-GAAP Financial Measures

We use non-GAAP financial measures EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio. EBITDA represents net income available to us before deducting interest expense, income taxes, depreciation, amortization and accretion. Adjusted EBITDA represents EBITDA as further adjusted to exclude equity funded expenses related to incentive compensation and the Amended Omnibus Agreement, gains or losses on sales of assets, certain discrete acquisition related costs, such as legal and other professional fees and severance expenses associated with recently acquired companies, and certain other discrete non-cash items arising from purchase accounting. Distributable Cash Flow represents Adjusted EBITDA less cash interest expense, sustaining capital expenditures and current income tax expense. Distribution Coverage Ratio is computed by dividing Distributable Cash Flow by the weighted average diluted common units and then dividing that result by the distributions paid per limited partner unit.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Three Months Ended March 31,
	2018	2017
Net income available to limited partners	$(1,985)	$704
Interest expense	8,052	6,702
Income tax expense (benefit)	273	(2,701)
Depreciation, amortization and accretion	15,500	14,348
EBITDA	21,840	19,053
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement (a)	3,343	4,166
Gain on sales of assets, net	(230)	44
Acquisition-related costs (b)	1,056	473
Adjusted EBITDA	26,009	23,736
Cash interest expense	(7,624)	(6,157)
Sustaining capital expenditures (c)	(790)	(364)
Current income tax expense	(924)	(359)
Distributable Cash Flow	$16,671	$16,856
Weighted average diluted common units	34,165	33,623
Distributions paid per limited partner unit (d)	$0.6275	$0.6125
Distribution Coverage Ratio (e)	0.78x	0.82x

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

(d)

On May 7, 2018, the Board approved a quarterly distribution of $0.5250 per unit attributable to the first quarter of 2018. The distribution is payable on May 25, 2018 to all unitholders of record on May 18, 2018.

(e)

The distribution coverage ratio is computed by dividing Distributable Cash Flow by the weighted average diluted common units and then dividing that result by the distributions paid per limited partner unit.

The following table reconciles our segment Adjusted EBITDA to Consolidated Adjusted EBITDA presented in the table above (in thousands):

	Three Months Ended March 31,
	2018	2017
Adjusted EBITDA - Wholesale segment	$26,163	$25,652
Adjusted EBITDA - Retail segment	1,349	145
Adjusted EBITDA - Total segment	$27,512	$25,797
Reconciling items:
Elimination of intersegment profit in ending inventory balance	(98)	(8)
General and administrative expenses	(4,720)	(5,817)
Other income, net	94	118
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement	3,343	4,166
Acquisition-related costs	1,056	473
Net (income) loss attributable to noncontrolling interests	2	(1)
IDR distributions	(1,180)	(992)
Consolidated Adjusted EBITDA	$26,009	$23,736

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

We believe that we will have sufficient cash flow from operations, borrowing capacity under the revolving credit facility and access to capital markets and alternate sources of funding to meet our financial commitments, debt service obligations, contingencies, anticipated capital expenditures and partnership distributions. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional equity and/or debt securities and/or maintain or increase distributions to unitholders.

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$18,140	$21,772
Net cash used in investing activities	(2,007)	(2,111)
Net cash used in financing activities	(18,350)	(15,253)

Operating Activities

Net cash provided by operating activities decreased $3.6 million for the three months ended March 31, 2018 compared to the same period in 2017, as the decrease in the change in operating assets and liabilities exceeded the incremental cash flow from the Jet-Pep Assets acquisition. Quarter over quarter operating cash flow was impacted, in part, by, higher net collections of receivables in the prior year period as a result of the timing of credit card settlements and pricing trends discussed elsewhere in this report.

Investing Activities

Net cash used in investing activities included $2.1 million and $2.5 million of capital expenditures for the three months ended March 31, 2018 and 2017, respectively.

Financing Activities

For the three months ended March 31, 2018, we paid $22.6 million in distributions and had net borrowings on our credit facility of $5.0 million. For the three months ended March 31, 2017, we paid $21.6 million in distributions and had net borrowings of $7.0 million.

Distributions

Distribution activity for 2018 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2017	February 5, 2018	February 12, 2018	$0.6275	$21,415
March 31, 2018	May 18, 2018	May 25, 2018	$0.5250	$17,996

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

In 2015, following the acquisition of our former General Partner in 2014, we began funding expenses related to the Amended Omnibus Agreement with issuance of common units, which in 2017 alone totaled 550,516 units. While this practice allowed the Partnership to maximize distributable cash flow and increase the equity position of its General Partner, the continued weakness in the MLP market and resulting elevated yield of our common units, has made this a very expensive source of funding for its management fees. Going forward, the Partnership anticipates funding such expenses primarily with cash from existing operations.

IDRs

During the three months ended March 31, 2018 and 2017, we distributed $1.2 million and $1.0 million to Circle K with respect to the IDRs, respectively.

Debt

As of March 31, 2018, our consolidated debt and capital lease obligations consisted of the following (in thousands):

$550 million revolving credit facility	$511,000
Capital lease obligations	26,546
Note payable	750
Total debt and capital lease obligations	538,296
Current portion	2,919
Noncurrent portion	535,377
Deferred financing costs, net	1,512
Noncurrent portion, net of deferred financing costs	$533,865

On April 25, 2018, the credit facility was amended to:

•	Extend the maturity date from March 4, 2019 to April 25, 2020;
•	Increase the capacity from $550 million to $650 million;
•

Extend the period during which the permitted leverage ratio (as defined in the revolving credit facility) is increased from 4.50 : 1.00 to 5.00 : 1.00 after the closing of a material acquisition (as defined in the revolving credit facility) from three quarters to four quarters; and

•

Decrease the applicable margin and commitment fee (each as defined in the revolving credit facility), which vary based on our total leverage ratio, such that the applicable margin ranges from 1.50% to 2.75% for LIBOR rate loans (as defined in the revolving credit facility) and 0.50% to 1.75% for alternate base rate loans (as defined in the revolving credit facility), and the commitment fee ranges from 0.20% to 0.45%. In general, the applicable margin for LIBOR and alternate base rate loans was reduced by 0.5%.

Our revolving credit facility is secured by substantially all of our assets. Our borrowings under the revolving credit facility had a weighted-average interest rate of 4.74% as of March 31, 2018 (LIBOR plus an applicable margin, which was 3.00% as of March 31, 2018). Letters of credit outstanding at March 31, 2018 totaled $5.4 million. The amount of availability under the revolving credit facility at May 3, 2018, after taking into consideration debt covenant restrictions, was $98.9 million. In connection with future acquisitions, the revolving credit facility requires, among other things, that we have, after giving effect to such acquisition, at least $20 million in the aggregate of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. We are required to maintain a total leverage ratio (as defined in the revolving credit facility) for the most recently completed four fiscal quarters of less than or equal to 4.50: 1.00, except for the first four full fiscal quarters following a material acquisition, generally defined as an acquisition with a purchase price of at least $30.0 million, during which period the permitted total leverage ratio is increased to 5.00: 1.00, and a consolidated interest coverage ratio (as defined in the revolving credit facility) of greater than or equal to 2.75: 1.00. The computation of our total leverage ratio allows for a pro forma application of the EBITDA (as defined in the revolving credit facility) of acquired entities and was 4.21: 1.00 as of March 31, 2018. As of March 31, 2018, we were in compliance with these financial covenant ratios.

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

The following table outlines our consolidated capital expenditures and acquisitions for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Sustaining capital	$790	$364
Growth	1,307	2,153
Total capital expenditures and acquisitions	$2,097	$2,517

Other Matters Impacting Liquidity and Capital Resources

Concentration of Customers

For the three months ended March 31, 2018, we distributed approximately 12% of our total wholesale distribution volumes to DMS and DMS accounted for approximately 20% of our rental income. For the three months ended March 31, 2018, we distributed 7% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and received 19% of our rental income from Circle K. For more information regarding transactions with DMS and Circle K, see Note 7 of the consolidated financial statements.

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

We expect our interest expense to increase in 2018 based on incremental borrowings to fund the November 2017 Jet-Pep acquisition and the increase in interest rates throughout 2017 and 2018. This impact is partially offset by the reduction in interest rates effective with the April 25, 2018 amendment of the credit facility.

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

See Note 1 of the financial statements.

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

Interest Rate Risk

As of March 31, 2018, we had $511.0 million outstanding on our revolving credit facility. Our outstanding borrowings bear interest at LIBOR plus an applicable margin, which was 3.00% at March 31, 2018. Our borrowings had a weighted-average interest rate at March 31, 2018 of 4.74%. A one percentage point change in our average rate would impact annual interest expense by approximately $5.1 million.

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

Regarding our supplier relationships, a majority of our total gallons purchased are subject to Terms Discounts. We have not historically hedged or managed our price risk with respect to these Terms Discounts. Based on our current volumes, we estimate a $10 per barrel change in the price of crude oil would impact our annual wholesale motor fuel gross profit by approximately $2 million related to these Terms Discounts.

Foreign Currency Risk

Our operations are located in the U.S., and therefore we are not subject to foreign currency risk.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this quarterly report included in Note 8 of the consolidated financial statements.

ITEM 1A. RISK FACTORS

There were no material changes in risk factors for the company in the period covered by this report. See the risk factors disclosed in the section entitled “Risk Factors” in our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Management Fee Issuance

As discussed in Note 7 to Item 1 in Part I above, on March 1, 2018, CrossAmerica issued 136,882 common units to a subsidiary of Circle K as partial payment for the amounts incurred for the fourth quarter of 2017, under the terms of the Amended Omnibus Agreement. This issuance of common units was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1 *	Third Amendment to First and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated as of January 1, 2018

31.1 *	Certification of Principal Executive Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 *	Certification of Principal Financial Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*†	Certification of Principal Executive Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

32.2*†	Certification of Principal Financial Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

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

Date: May 7, 2018