Form 10-Q
period 2018-06-30
CrossAmerica Partners LP
filed 2018-08-07
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 2, 2018, the registrant had outstanding 34,433,574 common units.

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

General Partner	CrossAmerica GP LLC, the General Partner of CrossAmerica, a Delaware limited liability company, indirectly owned by Circle K.

CST Fuel Supply	CST Fuel Supply LP is the parent of CST Marketing and Supply, indirectly owned by Circle K. As of June 30, 2018, our total limited partner interest in CST Fuel Supply was 17.5%.

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

NTI

CST’s new to industry stores opened after January 1, 2008, which is generally when CST began designing and operating its larger format stores that accommodate broader merchandise categories and food offerings and have more fuel dispensers than its legacy stores

ii

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash	$2,475	$3,897
Accounts receivable, net of allowances of $482 and $277, respectively	33,116	27,792
Accounts receivable from related parties	16,414	14,459
Inventories	16,405	15,122
Assets held for sale	5,222	11,708
Other current assets	6,613	7,528
Total current assets	80,245	80,506
Property and equipment, net	664,382	681,000
Intangible assets, net	67,052	76,063
Goodwill	88,764	89,109
Other assets	19,933	20,558
Total assets	$920,376	$947,236

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$2,948	$2,916
Accounts payable	43,103	35,789
Accounts payable to related parties	30,205	25,512
Accrued expenses and other current liabilities	15,569	17,015
Motor fuel taxes payable	11,987	12,241
Total current liabilities	103,812	93,473
Debt and capital lease obligations, less current portion	538,384	529,147
Deferred tax liabilities, net	20,758	24,069
Asset retirement obligations	32,126	31,467
Other long-term liabilities	95,666	98,061
Total liabilities	790,746	776,217

Commitments and contingencies

Equity:
Partners’ Capital
Common units—(34,433,574 and 34,111,461 units issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	129,971	171,337
General Partner’s interest	—	—
Total Partners’ Capital	129,971	171,337
Noncontrolling interests	(341)	(318)
Total equity	129,630	171,019
Total liabilities and equity	$920,376	$947,236

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, Except Unit and Per Unit Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating revenues(a)	$673,295	$528,789	$1,227,865	$998,075
Costs of sales(b)	629,323	487,167	1,143,942	919,007
Gross profit	43,972	41,622	83,923	79,068

Income from CST Fuel Supply equity interests	3,740	3,830	7,545	7,433
Operating expenses:
Operating expenses	15,691	16,222	32,033	31,482
General and administrative expenses	4,810	11,920	9,530	17,737
Depreciation, amortization and accretion expense	21,932	14,278	37,432	28,626
Total operating expenses	42,433	42,420	78,995	77,845
Loss on dispositions and lease terminations, net	(6,847)	(314)	(6,617)	(358)
Operating (loss) income	(1,568)	2,718	5,856	8,298
Other income (expense), net	89	127	183	245
Interest expense	(8,157)	(6,795)	(16,209)	(13,497)
Loss before income taxes	(9,636)	(3,950)	(10,170)	(4,954)
Income tax (benefit) expense	(2,698)	49	(2,425)	(2,652)
Net loss	(6,938)	(3,999)	(7,745)	(2,302)
Less: net loss attributable to noncontrolling interests	(3)	(6)	(5)	(5)
Net loss attributable to limited partners	(6,935)	(3,993)	(7,740)	(2,297)
IDR distributions	(133)	(1,055)	(1,313)	(2,047)
Net loss available to limited partners	$(7,068)	$(5,048)	$(9,053)	$(4,344)

Basic and diluted earnings per limited partner unit	$(0.21)	$(0.15)	$(0.26)	$(0.13)

Weighted-average limited partner units:
Basic common units	34,336,386	33,798,905	34,247,232	33,694,116
Diluted common units(c)	34,346,097	33,806,925	34,257,559	33,717,612

Distribution paid per common unit	$0.5250	$0.6175	$1.1525	$1.2300
Distribution declared (with respect to each respective period) per common unit	$0.5250	$0.6225	$1.0500	$1.2400
Supplemental information:
(a) Includes excise taxes of:	$25,450	$20,094	$49,808	$38,647
(a) Includes revenues from fuel sales to and rental income from related parties of:	124,550	104,759	228,071	198,976
(a) Includes rental income of:	21,461	22,005	43,182	43,446
(b) Includes rental expense of:	4,980	4,926	9,795	9,717
(c) Diluted common units were not used in the calculation of diluted earnings per common unit for the three and six months ended June 30, 2018 and 2017 because to do so would have been antidilutive.

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,745)	$(2,302)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation, amortization and accretion expense	37,432	28,626
Amortization of deferred financing costs	921	852
Amortization of (above) below market leases, net	(6)	42
Provision for losses on doubtful accounts	206	10
Deferred income taxes	(3,311)	(2,893)
Equity-based employee and director compensation expense	173	1,710
Amended Omnibus Agreement fees settled in common units	3,300	6,600
Loss on dispositions and lease terminations, net	6,617	358
Changes in operating assets and liabilities, net of acquisitions	(358)	16,384
Net cash provided by operating activities	37,229	49,387

Cash flows from investing activities:
Principal payments received on notes receivable	641	180
Proceeds from sale of property and equipment	107	564
Capital expenditures	(6,250)	(8,179)
Cash paid to Circle K in connection with acquisitions	(485)	—
Net cash used in investing activities	(5,987)	(7,435)

Cash flows from financing activities:
Borrowings under the revolving credit facility	72,895	51,716
Repayments on the revolving credit facility	(62,395)	(46,716)
Payments of long-term debt and capital lease obligations	(1,040)	(993)
Payments of sale leaseback obligations	(489)	(413)
Payment of deferred financing fees	(887)	(5)
Distributions paid on distribution equivalent rights	(16)	(13)
Distributions paid to holders of the IDRs	(1,313)	(2,047)
Distributions paid to noncontrolling interests	(18)	(42)
Distributions paid on common units	(39,401)	(41,360)
Net cash used in financing activities	(32,664)	(39,873)
Net (decrease) increase in cash	(1,422)	2,079
Cash at beginning of period	3,897	1,350
Cash at end of period	$2,475	$3,429

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

As a result of the Merger, Circle K indirectly owns all of the membership interests in the sole member of our General Partner, as well as a 21.7% limited partner interest in the Partnership and all of the IDRs of the Partnership. Circle K, through its indirect ownership interest in the sole member of our General Partner, has the ability to appoint all of the members of the Board and to control and manage our operations and activities.

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

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2017 has been derived from our audited financial statements and notes thereto as of that date.

Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.

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

New Accounting Guidance Pending Adoption

In February 2016, the FASB issued ASU 2016-02–Leases (Topic 842). This standard modifies existing guidance for reporting organizations that enter into leases to increase transparency by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and requires a modified retrospective approach to adoption. This guidance will be effective January 1, 2019. Management continues to evaluate the impact of this new guidance, but the adoption will have a material impact on our balance sheet as we will be required to recognize right-of-use assets and lease liabilities for operating leases. We have performed certain system upgrades and further validated the completeness and accuracy of our lease data. We intend to apply each of the practical expedients in adopting this new guidance.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain other new financial accounting pronouncements have become effective for our financial statements but the adoption of these pronouncements did not materially impact our financial position, results of operations or disclosures.

Concentration Risk

For the six months ended June 30, 2018, we distributed 12% of our total wholesale distribution volumes to DMS and DMS accounted for 18% of our rental income. For the six months ended June 30, 2017, we distributed 14% of our total wholesale distribution volumes to DMS and DMS accounted for 23% of our rental income.

In June 2018, we executed master fuel supply and master lease agreements with a third party multi-site operator of retail motor fuel stations, to which we will transition 43 sites in Florida from DMS in the third and fourth quarters of 2018. The master fuel supply and master lease agreements have an initial 10-year term with four 5-year renewal options. See Note 7 for information relating to our recapture of these sites from the master lease agreement with DMS.

For the six months ended June 30, 2018, we distributed 6% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and received 19% of our rental income from Circle K. For the six months ended June 30, 2017, we distributed 8% of our total wholesale distribution volume to CST retail sites that are not supplied by CST Fuel Supply and received 20% of our rental income from CST.

For more information regarding transactions with DMS and Circle K, see Note 7.

For the six months ended June 30, 2018, our wholesale business purchased approximately 26%, 26%, 12% and 10% of its motor fuel from ExxonMobil, BP, Motiva and Circle K, respectively. For the six months ended June 30, 2017, our wholesale business purchased approximately 28%, 27% and 18% of its motor fuel from ExxonMobil, BP and Motiva, respectively. No other fuel suppliers accounted for 10% or more of our motor fuel purchases during the six months ended June 30, 2018 and 2017.

Valero supplied substantially all of the motor fuel purchased by CST Fuel Supply during all periods presented.

Note 2. ASSETS HELD FOR SALE

We classified 13 sites and 12 sites as held for sale at June 30, 2018 and December 31, 2017, respectively. Of the sites held for sale at June 30, 2018, 11 were required to be divested per FTC orders in connection with Circle K’s acquisition of Holiday Stationstores, Inc. (Holiday) and the joint acquisition of Jet-Pep Assets by Circle K and us. These assets are expected to be sold in 2018. Assets held for sale were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Land	$2,814	$4,946
Buildings and site improvements	2,568	5,785
Equipment	1,590	2,485
Total	6,972	13,216
Less accumulated depreciation	(1,750)	(1,508)
Assets held for sale	$5,222	$11,708

We recorded impairment charges totaling $7.6 million and $8.9 million during the three and six months ended June 30, 2018 related to the FTC-required divestitures, included within depreciation, amortization and accretion expense on the statement of operations. The impairment charges for the three and six months ended June 30, 2018 include $1.2 million of wholesale fuel distribution rights and $0.3 million of goodwill, most of which relates to the Retail segment.

As part of Circle K’s acquisition of Holiday, the FTC issued a decree in which nine sites were required to be divested to FTC approved third-party buyers (“Upper Midwest Sites”). As of today, these potential third-party buyers have not been approved by the FTC. Since this is a forced divestiture of assets for us, Circle K has agreed to compensate us with an amount to be determined representing the difference between the value of the Upper Midwest Sites and the proceeds of the sale to FTC approved third-party buyers. We anticipate Circle K’s payment to us will be made once the FTC has approved the proposed third-party buyers. This payment will be accounted for as a transaction between entities under common control and thus recorded as a contribution to partners’ capital. We currently anticipate FTC approval and the closing of the divestitures as well as the resulting payment by Circle K to occur in 2018.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. INVENTORIES

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Retail site merchandise	$8,135	$7,806
Motor fuel	8,270	7,316
Inventories	$16,405	$15,122

Note 4. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Land	$284,445	$285,682
Buildings and site improvements	362,692	362,207
Leasehold improvements	10,740	10,155
Equipment	186,564	185,733
Construction in progress	4,407	1,797
Property and equipment, at cost	848,848	845,574
Accumulated depreciation and amortization	(184,466)	(164,574)
Property and equipment, net	$664,382	$681,000

Note 5. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$127,955	$(64,505)	$63,450	$127,955	$(56,915)	$71,040
Trademarks	2,064	(1,041)	1,023	2,064	(863)	1,201
Covenant not to compete	4,581	(3,709)	872	4,581	(3,300)	1,281
Below market leases	11,177	(9,470)	1,707	11,401	(8,860)	2,541
Total intangible assets	$145,777	$(78,725)	$67,052	$146,001	$(69,938)	$76,063

Note 6. DEBT

Our balances for long-term debt and capital lease obligations are as follows (in thousands):

	June 30,	December 31,
	2018	2017
$650 million revolving credit facility	$516,500	$506,000
Capital lease obligations	26,017	27,220
Note payable	736	765
Total debt and capital lease obligations	543,253	533,985
Current portion	2,948	2,916
Noncurrent portion	540,305	531,069
Deferred financing costs, net	1,921	1,922
Noncurrent portion, net of deferred financing costs	$538,384	$529,147

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our revolving credit facility is secured by substantially all of our assets. Letters of credit outstanding at June 30, 2018 and December 31, 2017 totaled $5.4 million and $6.7 million, respectively, which reduced availability under our credit facility. The amount of availability at June 30, 2018 under the revolving credit facility, after taking into account debt covenant restrictions, was $76.9 million. In connection with future acquisitions, the revolving credit facility requires, among other things, that we have, after giving effect to such acquisitions, at least $20.0 million in the aggregate of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition.

Financial Covenants and Interest Rate

We are required to comply with certain financial covenants under the credit facility. We are required to maintain (i) a total leverage ratio (as defined in the revolving credit facility) for the most recently completed four fiscal quarters of less than or equal to 4.50 : 1.00, except for periods following a material acquisition, generally defined as an acquisition with a purchase price of at least $30.0 million and (ii) a consolidated interest coverage ratio (as defined in the revolving credit facility) of at least 2.75 : 1.00. The total leverage ratio shall not exceed 5.00 : 1.00 for the first four full fiscal quarters following the closing of a material acquisition. If we issued qualified senior notes (as defined in the revolving credit facility) in the aggregate principal amount of $175.0 million or greater, the ratio shall not exceed 5.50 : 1.00. If we issued qualified senior notes (as defined in the revolving credit facility) of $175.0 million or greater, we are also required to maintain a senior leverage ratio (as defined in the revolving credit facility) of less than or equal to 3.00 : 1.00. As of June 30, 2018, we were in compliance with these financial covenants.

At June 30, 2018, outstanding borrowings under the revolving credit facility bore interest at LIBOR plus a margin of 2.50%. Our borrowings had an effective interest rate of 4.55% as of June 30, 2018.

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

Note 7. RELATED-PARTY TRANSACTIONS

Transactions with Circle K

Fuel Sales and Rental Income

We sell wholesale motor fuel under a master fuel distribution agreement to 47 Circle K retail sites and lease real property on 73 retail sites to Circle K under a master lease agreement, each having initial 10-year terms. The master fuel distribution agreement provides us with a fixed wholesale mark-up per gallon. The master lease agreement is a triple net lease.

Revenues from wholesale fuel sales and real property rental income from Circle K were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues from motor fuel sales to Circle K	$43,508	$33,854	$79,568	$64,234
Rental income from Circle K	4,198	4,280	8,395	8,561

Accounts receivable from Circle K for fuel amounted to $4.5 million and $3.9 million at June 30, 2018 and December 31, 2017, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CST Fuel Supply Equity Interests

CST Fuel Supply provides wholesale motor fuel distribution to the majority of CST’s legacy U.S. retail sites at cost plus a fixed markup per gallon. We owned a 17.5% total interest in CST Fuel Supply at June 30, 2018 and 2017. We account for the income derived from our equity interest of CST Fuel Supply as “Income from CST Fuel Supply equity interests” on our statement of operations, which amounted to $3.7 million and $3.8 million for the three months ended June 30, 2018 and 2017 and $7.5 million and $7.4 million for the six months ended June 30, 2018 and 2017, respectively.

Purchase of Fuel from Circle K

We purchase the fuel supplied to 21 retail sites from CST Fuel Supply of which we own a 17.5% interest, and resell the wholesale motor fuel to independent dealers and sub-wholesalers. We purchased $5.4 million and $6.0 million of motor fuel from CST Fuel Supply for the three months ended June 30, 2018 and 2017 and $10.3 million and $11.7 million for the six months ended June 30, 2018 and 2017, respectively.

We also purchase the fuel supplied to 101 commission sites acquired in the Jet-Pep Assets acquisition from a terminal owned and operated by Circle K. We purchased $34.9 million and $65.8 million of motor fuel from Circle K for the three and six months ended June 30, 2018, respectively.

Circle K acquired Holiday on December 22, 2017. Prior to that acquisition, we were a franchisee of Holiday (Franchised Holiday Stores), purchased fuel from Holiday and paid a franchise fee to Holiday. As a result of Circle K’s acquisition, we now purchase fuel from Circle K to supply our Franchised Holiday Stores. These fuel purchases amounted to $13.4 million and $24.5 million for the three and six months ended June 30, 2018. We also pay a franchise fee to Circle K, which amounted to $0.4 million and $0.5 million for the three and six months ended June 30, 2018.

In March and May 2018, as approved by the independent conflicts committee of our Board, we purchased the leasehold interest in three retail sites from Circle K for $0.5 million. We purchase the fuel supplied to these retail sites from Circle K, which amounted to $0.7 million for the three and six months ended June 30, 2018.

Effective February 1, 2018, Couche-Tard began renegotiating fuel carrier agreements, including our wholesale transportation agreements, with third party carriers. On May 4, 2018, the independent conflicts committee of our Board approved an amendment to the Amended Omnibus Agreement providing for the payment by us to an affiliate of Couche-Tard of a 2.57% commission based on the payments made by us on the renegotiated wholesale transportation contracts to compensate such affiliate of Couche-Tard for its services in connection with the renegotiations of our fuel carrier agreements with third party carriers, which resulted in overall reductions in transportation costs to us. This commission amounted to $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively.

Amounts payable to Circle K related to these fuel purchases and freight commissions totaled $6.9 million and $7.0 million at June 30, 2018 and December 31, 2017, respectively.

Amended Omnibus Agreement and Management Fees

We incurred $2.9 million and $4.2 million for the three months ended June 30, 2018 and 2017, and $6.0 million and $8.6 million for the six months ended June 30, 2018 and 2017, respectively, including incentive compensation costs and non-cash stock-based compensation expense, under the Amended Omnibus Agreement, which are recorded as a component of operating expenses and general and administrative expenses in the statement of operations. The decrease was driven by personnel and salary reductions effective at the time of the Merger.

In addition, during the three and six months ended June 30, 2017, the Partnership recognized a $6.5 million charge for severance, benefit, and retention costs allocated by CST upon consummation of the Merger. Such costs are included in general and administrative expenses.

Amounts payable to Circle K related to expenses incurred by Circle K on our behalf in accordance with the Amended Omnibus Agreement, including the separation benefits discussed above, totaled $18.9 million and $18.3 million at June 30, 2018 and December 31, 2017, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Units Issued to Circle K as Consideration for Amounts Due Under the Amended Omnibus Agreement

As approved by the independent conflicts committee of the Board, the Partnership, Circle K mutually agreed to settle, from time to time, some or all of the amounts due under the terms of the Amended Omnibus Agreement in newly issued common units representing limited partner interests in the Partnership. As approved by the independent conflicts committee, the number of common units issued is based on the volume weighted average daily trading price of the common units for the 20 trading days prior to issuance. We issued the following common units to Circle K as consideration for amounts due under the terms of the Amended Omnibus Agreement:

Period	Date of Issuance	Number of Common Units Issued
Quarter ended December 31, 2017	March 1, 2018	136,882
Quarter ended March 31, 2018	May 21, 2018	155,236

IDR and Common Unit Distributions

We distributed $0.1 million and $1.1 million to Circle K related to its ownership of our IDRs and $3.8 million and $4.2 million related to its ownership of our common units during the three months ended June 30, 2018 and 2017, respectively. We distributed $1.3 million and $2.0 million to Circle K related to its ownership of our IDRs and $8.4 million and $8.3 million related to its ownership of our common units during the six months ended June 30, 2018 and 2017, respectively.

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from motor fuel sales and rental income from DMS were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues from motor fuel sales to DMS	$73,375	$61,738	$132,296	$116,187
Rental income from DMS	3,405	4,758	7,690	9,733

Accounts receivable from DMS totaled $10.5 million and $9.3 million at June 30, 2018 and December 31, 2017, respectively.

During the second quarter of 2018, in connection with the transition of 43 sites in Florida from DMS to a third party multi-site operator of retail motor fuel stations, we accrued a $3.8 million contract termination payment expected to be paid in cash to DMS during the third quarter of 2018, which is included in accounts payable to related parties at June 30, 2018. This payment was approved by the independent conflicts committee of our Board. Additionally, we recorded a $2.2 million charge to write off deferred rent income related to our recapture of these sites from the master lease agreement with DMS. These charges are included in loss on dispositions and lease terminations, net in the statement of operations. See Note 1 for additional information on the agreements entered into with the third party multi-site operator.

Revenues from rental income from Topstar Enterprises were $0.1 million for the three and six months ended June 30, 2018 and $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively.

CrossAmerica leases real estate from certain other entities affiliated with Joseph V. Topper, Jr., a member of the Board. Rent expense paid to these entities was $0.2 million and $0.5 million for the three and six months ended June 30, 2018 and $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively.

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are performed by an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.2 million and $0.7 million for the three months ended June 30, 2018 and 2017 and $0.4 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively. Accounts payable to this related party amounted to $0.5 million and $0.2 million at June 30, 2018 and December 31, 2017, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We sublease office space from Circle K that Circle K leases from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board. The management fee charged by Circle K to us under the Amended Omnibus Agreement includes this rental expense, which amounted to $0.2 million and $0.4 million for the three and six months ended June 30, 2018 and $0.2 million and $0.3 million for the three and six months ended June 30, 2017, respectively.

Public Relations and Website Consulting Services

We have engaged a company affiliated with John B. Reilly, III, a member of the Board, for public relations and website consulting services. The cost of these services was insignificant for the three and six months ended June 30, 2018 and 2017.

Note 8. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. In the event we fail to purchase the required minimum volume for a given contract year, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. We did not incur any significant penalties in 2017 or 2018.

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

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $3.6 million and $3.5 million at June 30, 2018 and December 31, 2017, respectively. Indemnification assets related to third-party escrow funds, state funds or insurance recorded on the balance sheet within other current assets and other noncurrent assets totaled $3.7 million and $3.4 million at June 30, 2018 and December 31, 2017, respectively. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Instruments

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of June 30, 2018 and December 31, 2017 due to the short-term maturity of these instruments. The fair value of the revolving credit facility approximated its carrying values of $516.5 million as of June 30, 2018 and $506.0 million as of December 31, 2017, due to the frequency with which interest rates are reset and the consistency of the market spread.

Note 10. EQUITY-BASED COMPENSATION

Overview

We record equity-based compensation as a component of general and administrative expenses in the statements of operations. Equity-based compensation expense was $0.1 million and $0.8 million for the three months ended June 30, 2018 and 2017, and $0.2 million and $1.7 million for the six months ended June 30, 2018 and 2017, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Partnership Equity-Based Awards

Since we grant awards to employees of Circle K who provide services to us under the Amended Omnibus Agreement, and since the grants may be settled in cash, unvested phantom units and vested and unvested profits interests receive fair value variable accounting treatment. As such, they are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. The balance of the accrual is not significant at June 30, 2018 and $0.7 million at December 31, 2017.

CST Equity-Based Awards

In February 2017, CST granted approximately 47,000 equity-based awards in the form of time vested restricted stock units of CST to certain employees for services rendered on our behalf. Upon completion of the Merger, these awards converted to cash awards and remained subject to the same vesting terms and payment schedule of three annual tranches as those set forth in the original award agreement; provided that, upon completion of the Merger, such awards will vest in full upon an involuntary termination of employment without cause, or termination for “Good Reason”, or termination due to death, “Disability” or Retirement. The expense associated with these awards that was charged to us under the Amended Omnibus Agreement was $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively. Unrecognized compensation expense associated with these awards amounted to $0.5 million and $0.7 million as of June 30, 2018 and December 31, 2017, respectively, which will be recognized over the vesting term through January 2020.

For the three and six months ended June 30, 2017, the expense associated with CST equity-based awards in the form of time vested restricted stock units of CST, stock options of CST and market share units of CST, which was charged to us under the Amended Omnibus Agreement, was $0.8 million and $1.5 million, respectively.

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

We recorded an income tax benefit of $2.7 million and an insignificant amount for the three months ended June 30, 2018 and 2017, and an income tax benefit of $2.4 million and $2.7 million for the six months ended June 30, 2018 and 2017, respectively, as a result of the income generated (or losses incurred) by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only LGWS is subject to income tax.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a reconciliation of net income (loss) and weighted-average units used in computing basic and diluted net income (loss) per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Distributions paid(a)	$18,002	$20,826	$39,417	$41,360
Allocation of distributions in excess of net loss	(25,070)	(25,874)	(48,470)	(45,704)
Limited partners’ interest in net loss - basic and diluted	$(7,068)	$(5,048)	$(9,053)	$(4,344)
Denominator:
Weighted average limited partnership units outstanding - basic	34,336,386	33,798,905	34,247,232	33,694,116
Adjustment for phantom units(b)	—	—	—	—
Weighted average limited partnership units outstanding - diluted	34,336,386	33,798,905	34,247,232	33,694,116
Net loss per limited partnership unit - basic and diluted	$(0.21)	$(0.15)	$(0.26)	$(0.13)

(a)	Distributions paid per unit were $0.5250 and $0.6175 during the three months ended June 30, 2018 and 2017, and $1.1525 and $1.23 during the six months ended June 30, 2018 and 2017, respectively.
(b)

Excludes 9,711 and 10,327 potentially dilutive securities from the calculation of diluted earnings per common unit because to do so would be antidilutive for the three and six months ended June 30, 2018, respectively. Excludes 8,020 and 23,496 potentially dilutive securities from the calculation of diluted earnings per common unit because to do so would be antidilutive for the three and six months ended June 30, 2017, respectively.

Distributions

Distribution activity for 2018 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2017	February 5, 2018	February 12, 2018	$0.6275	$21,415
March 31, 2018	May 18, 2018	May 25, 2018	0.5250	18,002
June 30, 2018	August 6, 2018	August 13, 2018	0.5250	18,084

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Note 13. SEGMENT REPORTING

We conduct our business in two segments: 1) the Wholesale segment, and 2) the Retail segment. The wholesale segment includes the wholesale distribution of motor fuel to lessee dealers, independent dealers, commission agents, DMS, Circle K and company operated retail sites. We have exclusive motor fuel distribution contracts with lessee dealers who lease the property from us. We also have exclusive distribution contracts with independent dealers to distribute motor fuel but do not collect rent from the independent dealers. Similar to lessee dealers, we have motor fuel distribution agreements with DMS and Circle K and collect rent from both. The Retail segment includes the sale of convenience merchandise items, the retail sale of motor fuel at company operated retail sites and the retail sale of motor fuel at retail sites operated by commission agents. A commission agent is a retail site where we retain title to the motor fuel inventory and sell it directly to our end user customers. At commission sites, we manage motor fuel inventory pricing and retain the gross profit on motor fuel sales, less a commission to the agent who operates the retail site. Similar to our Wholesale segment, we also generate revenues through leasing or subleasing real estate in our Retail segment.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of our business strategy, we will from time to time convert company owned retail sites from our Retail segment to lessee dealers in our Wholesale segment. As a result, we no longer generate revenues from the retail sale of motor fuel or merchandise at these stores subsequent to the date of conversion and we no longer incur retail operating expenses related to these retail sites. However, we continue to supply these retail sites with motor fuel on a wholesale basis pursuant to the fuel supply contract with the lessee dealer. Further, we continue to own/lease the property and earn rental income under lease/sublease agreements with the lessee dealers under triple net leases. The lessee dealer owns all motor fuel and convenience merchandise and retains all gross profit on such operating activities.

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

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended June 30, 2018
Revenues from fuel sales to external customers	$477,562	$147,494	$—	$625,056
Intersegment revenues from fuel sales	117,117	—	(117,117)	—
Revenues from food and merchandise sales	—	26,134	—	26,134
Rent income	19,394	2,067	—	21,461
Other revenue	644	—	—	644
Total revenues	$614,717	$175,695	$(117,117)	$673,295

Income from CST Fuel Supply equity interests	$3,740	$—	$—	$3,740
Operating income (loss)	$30,189	$1,898	$(33,655)	$(1,568)

Three Months Ended June 30, 2017
Revenues from fuel sales to external customers	$383,519	$94,801	$—	$478,320
Intersegment revenues from fuel sales	69,027	—	(69,027)	—
Revenues from food and merchandise sales	—	27,691	—	27,691
Rent income	20,361	1,644	—	22,005
Other revenue	773	—	—	773
Total revenues	$473,680	$124,136	$(69,027)	$528,789

Income from CST Fuel Supply equity interests	$3,830	$—	$—	$3,830
Operating income (loss)	$27,678	$1,538	$(26,498)	$2,718

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Wholesale	Retail	Unallocated	Consolidated
Six Months Ended June 30, 2018
Revenues from fuel sales to external customers	$859,562	$274,811	$—	$1,134,373
Intersegment revenues from fuel sales	215,510	—	(215,510)	—
Revenues from food and merchandise sales	—	48,720	—	48,720
Rent income	39,149	4,033	—	43,182
Other revenue	1,590	—	—	1,590
Total revenues	$1,115,811	$327,564	$(215,510)	$1,227,865

Income from CST Fuel Supply equity interests	$7,545	$—	$—	$7,545
Operating income (loss)	$56,353	$3,247	$(53,744)	$5,856

Six Months Ended June 30, 2017
Revenues from fuel sales to external customers	$722,607	$179,004	$—	$901,611
Intersegment revenues from fuel sales	130,643	—	(130,643)	—
Revenues from food and merchandise sales	—	51,711	—	51,711
Rent income	40,000	3,446	—	43,446
Other revenue	1,307	—	—	1,307
Total revenues	$894,557	$234,161	$(130,643)	$998,075

Income from CST Fuel Supply equity interests	$7,433	$—	$—	7,433
Operating income (loss)	$53,330	$1,683	$(46,715)	$8,298

Receivables relating to the revenue streams above are as follows:

	June 30,	December 31,
	2018	2017
Receivables from fuel and merchandise sales	$44,633	$35,439
Receivables for rent and other lease-related charges	4,897	6,812
Total accounts receivable	$49,530	$42,251

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in assets and liabilities as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Decrease (increase):
Accounts receivable	$(5,556)	$8,049
Accounts receivable from related parties	(1,946)	(132)
Inventories	(1,296)	929
Other current assets	721	698
Other assets	460	(2,004)
Increase (decrease):
Accounts payable	7,314	1,219
Accounts payable to related parties	3,858	6,425
Motor fuel taxes payable	(254)	450
Accrued expenses and other current liabilities	(865)	813
Other long-term liabilities	(2,794)	(63)
Changes in operating assets and liabilities, net of acquisitions	$(358)	$16,384

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

Supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash paid for interest	$15,376	$12,587
Cash paid for income taxes, net of refunds received	1,286	782

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Six Months Ended June 30,
	2018	2017
Amended Omnibus Agreement fees settled in our common units	$6,518	$7,718
Sale of property and equipment in Section 1031 like-kind exchange transactions	—	260
Issuance of capital lease obligations and recognition of asset retirement obligation related to Getty lease	—	740

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, credit ratings, distribution growth, potential growth opportunities, potential operating performance improvements, potential improvements in return on capital employed, the effects of competition and the effects of future legislation or regulations. You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “guidance,” “outlook,” “effort,” “target” and similar expressions. Such statements are based on our current plans and expectations, and involve risks and uncertainties that could potentially affect actual results. These forward-looking statements include, among other things, statements regarding:

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

In general, we based the forward-looking statements included in this quarterly report on our current expectations and estimates about our company and the industry in which we operate. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties we cannot predict. We anticipate that subsequent events and market developments will cause our estimates to change. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	Couche-Tard’s business strategy and operations and Couche-Tard’s conflicts of interest with us;
•	availability of cash flow to pay the current quarterly distributions on our common units;
•	the availability and cost of competing motor fuels;
•	motor fuel price volatility or a reduction in demand for motor fuels;
•	competition in the industries and geographical areas in which we operate;
•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;
•	environmental compliance and remediation costs;
•	our existing or future indebtedness and the related interest expense and our ability to comply with debt covenants;
•	our liquidity, results of operations and financial condition;
•	failure to comply with applicable tax and other regulations or governmental policies;
•	future legislation and changes in regulations, governmental policies, immigration laws and restrictions or changes in enforcement or interpretations thereof;
•	future regulations and actions that could expand the non-exempt status of employees under the Fair Labor Standards Act;
•	future income tax legislation;
•	changes in energy policy;
•	increases in energy conservation efforts;

•	technological advances;
•	the impact of worldwide economic and political conditions;
•	the impact of wars and acts of terrorism;
•	weather conditions or catastrophic weather-related damage;
•	earthquakes and other natural disasters;
•	hazards and risks associated with transporting and storing motor fuel;
•	unexpected environmental liabilities;
•	the outcome of pending or future litigation; and
•

our ability to comply with federal and state laws and regulations, including those related to environmental matters, the sale of alcohol, cigarettes and fresh foods, employment, and health benefits, including the Affordable Care Act, immigration and international trade.

You should consider the areas of risk described above, as well as those set forth herein and in the section entitled “Risk Factors” included in our Form 10-K, in connection with considering any forward-looking statements that may be made by us and our businesses generally. We cannot assure you that anticipated results or events reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements included in this report are made as of the date of this report.

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

MD&A is organized as follows:

•	Merger—This section provides information on the Merger.
•

Significant Factors Affecting Our Profitability—This section describes the significant impact on our results of operations caused by crude oil commodity price volatility, seasonality and acquisition and financing activities.

•

Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three and six months ended June 30, 2018 and 2017 and non-GAAP financial measures.

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

As a result of the Merger, Circle K indirectly owns all of the membership interests in the sole member of our General Partner, as well as a 21.7% limited partner interest in the Partnership and all of the outstanding IDRs of the Partnership. Circle K, through its indirect ownership interest in the sole member of our General Partner, has the ability to appoint all of the members of the Board and to control and manage the operations and activities of the Partnership.

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

Regarding our supplier relationships, a majority of our total gallons purchased are subject to Terms Discounts. The dollar value of these Terms Discounts increases and decreases corresponding to motor fuel prices. Therefore, in periods of lower wholesale motor fuel prices, our gross profit is negatively affected and, in periods of higher wholesale motor fuel prices, our gross profit is positively affected (as it relates to these discounts).

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

Acquisition and Financing Activity

Our results of operations and financial condition are also impacted by our acquisition and financing activities as summarized below.

•	On September 6, 2017, we sold two properties to an unaffiliated third party as a result of the FTC’s required divestitures associated with the Merger for $6.7 million.
•

On September 27, 2017, as approved by the independent conflicts committee of our Board, we sold 29 properties to DMR for $18.9 million. These sites were generally sites at which we did not supply fuel or represented vacant land.

•	On November 28, 2017, we acquired the Jet-Pep Assets located in Alabama for approximately $75.6 million, including working capital.
•	On April 25, 2018, we amended our credit facility as further discussed in “Liquidity and Capital Resources̶̶̶̶—Debt.”
•	In March and May 2018, we purchased the leasehold interest in three retail sites from Circle K for $0.5 million.

Execution of Master Fuel and Lease Agreements with a Third Party Multi-Site Operator

In June 2018, we executed master fuel supply and master lease agreements with a third party multi-site operator of retail motor fuel stations, to which we will transition 43 sites in Florida from DMS in the third and fourth quarters of 2018. The master fuel supply and master lease agreements have an initial 10-year term with four 5-year renewal options. During the second quarter of 2018, in connection with this transition, we accrued a $3.8 million contract termination payment expected to be paid in cash to DMS during the third quarter of 2018. This payment was approved by the independent conflicts committee of our Board. Additionally, we recorded a $2.2 million charge to write off deferred rent income related to our recapture of these sites from the master lease agreement with DMS. These charges are included in loss on dispositions and lease terminations, net in the statement of operations.

FTC-Required Divestitures

In November 2017, we and Circle K jointly acquired the Jet-Pep Assets and in December 2017, Circle K acquired Holiday. Since the FTC does not view us as an independent competitor of Circle K and, as a result of the agreements entered into in connection with these acquisitions, the FTC has issued orders requiring us to divest specific sites to FTC-approved third-party buyers. Accordingly, we divested two Jet-Pep sites to third party buyers in July 2018 and have entered into agreements with third-party buyers for the divestiture of the Upper Midwest Sites in connection with Circle K’s acquisition of Holiday. However, closing on the divestiture of the Upper Midwest Sites is subject to FTC approval. Since this is a forced divestiture of assets for us, Circle K has agreed to compensate us with an amount to be determined representing the difference between the value of the Upper Midwest Sites and the proceeds of the sale to FTC approved third-party buyers. We anticipate Circle K’s payment to us will be made once the FTC has approved the proposed third-party buyers. This payment will be accounted for as a transaction between entities under common control and thus recorded as a contribution to partners’ capital. We currently anticipate FTC approval and the closing of the divestitures as well as the resulting payment by Circle K to occur in 2018.

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating revenues	$673,295	$528,789	$1,227,865	$998,075
Costs of sales	629,323	487,167	1,143,942	919,007
Gross profit	43,972	41,622	83,923	79,068

Income from CST Fuel Supply equity interests	3,740	3,830	7,545	7,433
Operating expenses:
Operating expenses	15,691	16,222	32,033	31,482
General and administrative expenses	4,810	11,920	9,530	17,737
Depreciation, amortization and accretion expense	21,932	14,278	37,432	28,626
Total operating expenses	42,433	42,420	78,995	77,845
Loss on dispositions and lease terminations, net	(6,847)	(314)	(6,617)	(358)
Operating (loss) income	(1,568)	2,718	5,856	8,298
Other income (expense), net	89	127	183	245
Interest expense	(8,157)	(6,795)	(16,209)	(13,497)
Loss before income taxes	(9,636)	(3,950)	(10,170)	(4,954)
Income tax (benefit) expense	(2,698)	49	(2,425)	(2,652)
Net loss	(6,938)	(3,999)	(7,745)	(2,302)
Less: net loss attributable to noncontrolling interests	(3)	(6)	(5)	(5)
Net loss attributable to limited partners	(6,935)	(3,993)	(7,740)	(2,297)
IDR distributions	(133)	(1,055)	(1,313)	(2,047)
Net loss available to limited partners	$(7,068)	$(5,048)	$(9,053)	$(4,344)

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Consolidated Results

Operating revenues increased $144.5 million or 27% while gross profit increased $2.4 million or 6%.

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $141.0 million or 30% increase in our wholesale segment revenues primarily attributable to the increase in crude oil prices. The average daily spot price of WTI crude oil increased 42% to $68.07 per barrel for the second quarter of 2018, compared to $48.10 per barrel for the second quarter of 2017. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” In addition, volume increased 2%, driven primarily by the incremental volume from the November 2017 Jet-Pep Assets acquisition.

•

A $51.6 million or 42% increase in our Retail segment revenues primarily attributable to an increase in volume driven by the November 2017 Jet-Pep Assets acquisition as well as an increase in crude oil prices. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

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

Our intersegment revenues increased $48.1 million or 70% primarily attributable to the November 2017 Jet-Pep Assets acquisition and the increase in wholesale motor fuel prices discussed above.

Cost of sales

Cost of sales increased $142.2 million or 29% as a result of the increase in wholesale motor fuel prices and gallons sold of motor fuel as noted above. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for operating expenses analyses.

General and administrative expenses

General and administrative expenses decreased $7.1 million or 60% primarily attributable to a $6.4 million decrease in separation benefits. In the second quarter of 2017, we recorded a $6.5 million charge for separation benefits incurred in connection with the CST Merger.  In addition, we incurred $0.4 million less in charges allocated under the Amended Omnibus Agreement for personnel and salary reductions and $0.7 million less in equity compensation expense as a result of fewer awards outstanding.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $7.7 million due primarily to a $7.6 million impairment charge recorded in the second quarter of 2018 related to the FTC-required divestiture of the Upper Midwest Sites as a result of Circle K’s acquisition of Holiday as well as the incremental depreciation, amortization and accretion expense from the November 2017 Jet-Pep Assets acquisition.

Loss on dispositions and lease terminations, net

During the second quarter of 2018, in connection with the transition of 43 sites in Florida from DMS to a third party multi-site operator of retail motor fuel stations, we accrued a $3.8 million contract termination payment expected to be paid in cash to DMS during the third quarter of 2018. Additionally, we recorded a $2.2 million charge to write off deferred rent income related to our recapture of these sites from the master lease agreement with DMS.

Interest expense

Interest expense increased $1.4 million or 20% due to an increase in the average interest rate charged on our credit facility borrowings from 4.1% to 4.6% and a $63.6 million increase in the average balance outstanding primarily to fund the November 2017 Jet-Pep Assets acquisition.

Income tax expense

We recorded an income tax benefit of $2.7 million and an insignificant amount for the three months ended June 30, 2018 and 2017, respectively. The benefit recorded for the three months ended June 30, 2018 relates primarily to the losses incurred by our taxable subsidiaries.

IDR distributions

IDR distributions decreased $0.9 million or 87% as a result of the reduction in the distribution applicable to the second quarter of 2018 as compared with that applicable to the second quarter of 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Consolidated Results

Operating revenues increased $229.8 million or 23% while gross profit increased $4.9 million or 6%.

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $221.3 million or 25% increase in our Wholesale segment revenues primarily attributable to the increase in crude oil prices. The average daily spot price of WTI crude oil increased 31% to $65.55 per barrel for the six months ended June 30, 2018, compared to $49.85 per barrel for the six months ended June 30, 2017. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” In addition, volume increased 3%, driven primarily by the incremental volume from the November 2017 Jet-Pep Assets acquisition.

•

A $93.4 million or 40% increase in our Retail segment revenues primarily attributable to a 37% increase in volume driven by the November 2017 Jet-Pep Assets acquisition as well as an increase in crude oil prices. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

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

Our intersegment revenues increased $84.9 million or 65% primarily attributable to the November 2017 Jet-Pep Assets acquisition and the increase in wholesale motor fuel prices discussed above.

Cost of sales

Cost of sales increased $224.9 million or 24% as a result of the increase in wholesale motor fuel prices and November 2017 Jet-Pep Assets acquisition. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for operating expenses analyses.

General and administrative expenses

General and administrative expenses decreased $8.2 million or 46% primarily attributable to a $6.1 million decrease in separation benefits. In the second quarter of 2017, we recorded a $6.5 million charge for separation benefits incurred in connection with the CST Merger.  In addition, we incurred $1.4 million less in charges allocated under the Amended Omnibus Agreement for personnel and salary reductions and $1.5 million less in equity compensation expense as a result of fewer awards outstanding.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $8.8 million primarily due to a $8.9 million impairment charge recorded on the two Jet-Pep and the Upper Midwest Sites required to be divested per FTC order as well as the incremental depreciation, amortization and accretion expense from the November 2017 Jet-Pep Assets acquisition.

Loss on dispositions and lease terminations, net

During the second quarter of 2018, in connection with the transition of 43 sites in Florida from DMS to a third party multi-site operator of retail motor fuel stations, we accrued a $3.8 million contract termination payment expected to be paid in cash to DMS during the third quarter of 2018. Additionally, we recorded a $2.2 million charge to write off deferred rent income related to our recapture of these sites from the master lease agreement with DMS.

Interest expense

Interest expense increased $2.7 million or 20% due to an increase in the average interest rate charged on our credit facility borrowings from 4.0% to 4.6% and a $64.9 million increase in the average balance outstanding primarily to fund the November 2017 Jet-Pep Assets acquisition.

Income tax expense

We recorded an income tax benefit of $2.4 million and $2.7 million for the six months ended June 30, 2018 and 2017, respectively. The benefits recorded for both periods relate primarily to losses incurred by our taxable subsidiaries.

IDR distributions

IDR distributions decreased $0.7 million or 36% as a result of the reduction in the distribution applicable to the six months ended June 30, 2018 as compared with that applicable to the same period of 2017.

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

Wholesale

The following table highlights the results of operations and certain operating metrics of our Wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross profit:
Motor fuel–third party	$9,491	$9,037	$17,124	$16,902
Motor fuel–intersegment and related party	8,447	5,854	15,114	11,335
Motor fuel gross profit	17,938	14,891	32,238	28,237
Rent and other	15,537	16,696	31,916	32,666
Total gross profit	33,475	31,587	64,154	60,903
Income from CST Fuel Supply equity interests(a)	3,740	3,830	7,545	7,433
Operating expenses	(7,026)	(7,739)	(15,346)	(15,006)
Adjusted EBITDA(b)	$30,189	$27,678	$56,353	$53,330
Motor fuel distribution sites (end of period):(c)
Motor fuel–third party
Independent dealers(d)	373	390	373	390
Lessee dealers(e)	452	434	452	434
Total motor fuel distribution–third party sites	825	824	825	824
Motor fuel–intersegment and related party
DMS (related party)(f)	130	151	130	151
Circle K (related party)	43	43	43	43
Commission agents (Retail segment)(g)	176	82	176	82
Company operated retail sites (Retail segment)	71	71	71	71
Total motor fuel distribution–intersegment and related party sites	420	347	420	347
Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	830	822	827	822
Motor fuel-intersegment and related party distribution	421	357	428	360
Total motor fuel distribution sites	1,251	1,179	1,255	1,182
Volume of gallons distributed (in thousands)
Third party	169,637	169,914	318,896	321,594
Intersegment and related party	102,763	96,597	203,012	183,337
Total volume of gallons distributed	272,400	266,511	521,908	504,931

Wholesale margin per gallon	$0.066	$0.056	$0.062	$0.056

(a)	Represents income from our equity interest in CST Fuel Supply.
(b)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income (loss) under the heading “Results of Operations—Non-GAAP Financial Measures.”
(c)	In addition, as of June 30, 2018 and 2017, respectively, we distributed motor fuel to 13 and 14 sub-wholesalers who distributed to additional sites.
(d)	The decrease in the independent dealer site count was primarily attributable to the termination or non-renewal of fuel supply contracts, a significant number of which were low margin.
(e)	The increase in the lessee dealer site count was primarily attributable to converting sites operated by DMS and commission agents to lessee dealers.
(f)	The decrease in the DMS site count was primarily attributable to converting DMS sites to lessee dealer sites.
(g)

The increase in the commission site count was primarily attributable to the 101 commission sites acquired in the Jet-Pep Assets acquisition, partially offset by the conversion of commission sites to lessee dealer sites.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The results were driven by:

Motor fuel gross profit

The $3.0 million or 20% increase in motor fuel gross profit was primarily due to a 2% increase in volume driven primarily by the November 2017 Jet-Pep Assets acquisition. In addition, we realized a higher margin per gallon primarily due to higher DTW margins as a result of the movements in crude prices throughout both periods and increased payment discounts and incentives due to the increase in motor fuel prices as a result of the increase in crude oil prices. The average daily spot price of WTI crude oil increased 42% to $68.07 per barrel for the second quarter of 2018, compared to $48.10 per barrel for the second quarter of 2017. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Rent and other gross profit

Rent and other gross profit decreased $1.2 million primarily as a result of a reduction in rental income from DMS at our sites in Florida and as a result of the September 2017 divestiture of 29 sites.

Operating expenses

Operating expenses decreased $0.7 million primarily as a result of lower real estate taxes, maintenance and environmental costs.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The results were driven by:

Motor fuel gross profit

The $4.0 million or 14% increase in motor fuel gross profit was primarily due to a 3% increase in volume driven primarily by the November 2017 Jet-Pep Assets acquisition. In addition, we realized a higher margin per gallon primarily due to higher DTW margins as a result of the movements in crude prices throughout both periods and increased Terms Discounts and incentives due to the increase in motor fuel prices as a result of the increase in crude oil prices. The average daily spot price of WTI crude oil increased 31% to $65.55 per barrel for the six months ended June 30, 2018, compared to $49.85 per barrel for the six months ended June 30, 2017. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Rent and other gross profit

Rent and other gross profit decreased $0.8 million primarily as a result of a reduction in rental income from DMS at our sites in Florida and as a result of the September 2017 divestiture of 29 sites.

Retail

The following table highlights the results of operations and certain operating metrics of our Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of retail sites and per gallon amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross profit:
Motor fuel	$2,541	$2,076	$4,697	$3,239
Merchandise and services	6,434	6,789	12,176	12,550
Rent and other	1,588	1,156	3,061	2,370
Total gross profit	10,563	10,021	19,934	18,159
Operating expenses	(8,665)	(8,483)	(16,687)	(16,476)
Adjusted EBITDA(a)	$1,898	$1,538	$3,247	$1,683

Retail sites (end of period):
Commission agents(b)	176	82	176	82
Company operated retail sites	71	72	71	72
Total system sites at the end of the period	247	154	247	154

Total system operating statistics:
Average retail fuel sites during the period	248	163	249	166
Motor fuel sales (gallons per site per day)	2,402	2,734	2,349	2,573
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.047	$0.051	$0.044	$0.042

Commission agents statistics:
Average retail fuel sites during the period	177	91	178	94
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.017	$0.010	$0.015	$0.011

Company operated retail site statistics:
Average retail fuel sites during the period	71	72	71	72
Motor fuel gross profit per gallon, net of credit card fees	$0.109	$0.097	$0.105	$0.078
Merchandise and services gross profit percentage, net of credit card fees	24.6%	24.5%	25.0%	24.3%

(a)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Results of Operations—Non-GAAP Financial Measures” below.
(b)

The increase in the commission site count was primarily driven by the 101 sites acquired in the November 2017 Jet-Pep Assets acquisition, partially offset by the conversion of commission sites in the Retail segment to lessee dealer sites in the Wholesale segment.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Gross profit increased $0.5 million or 5% while operating expenses increased $0.2 million or 2%.

These results were impacted by:

Gross profit

•

Our motor fuel gross profit increased $0.5 million or 22% attributable to a 33% increase in volume driven primarily by the November 2017 Jet-Pep Assets acquisition.  We realized a slightly lower margin per gallon as our lower retail fuel margins in our commission agent business comprise a larger percentage of our overall retail fuel margins in 2018 as compared to 2017, also due to the November 2017 Jet-Pep Assets acquisition. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•	Our merchandise and services margin decreased $0.4 million primarily as a result of converting one company operated site in the Retail segment to a lessee dealer site in the Wholesale segment.
•

Our rent and other gross profit increased $0.4 million primarily due to the November 2017 Jet-Pep Assets acquisition, partially offset by the conversion of commission sites in the Retail segment to lessee dealer sites in the Wholesale segment.

Operating expenses

Operating expenses increased $0.2 million as the incremental operating expenses from the Jet-Pep Assets acquisition were partially offset by the impact of converting company operated and commission sites in the Retail segment to lessee dealer sites in the Wholesale segment.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Gross profit increased $1.8 million, while operating expenses increased $0.2 million.

These results were impacted by:

Gross profit

•

Our motor fuel gross profit increased $1.5 million or 45% attributable to a 37% increase in volume driven primarily by the November 2017 Jet-Pep Assets acquisition.  We realized a 6% increase in margin per gallon as the increase in our retail fuel margins at our company operated sites driven by the movement in crude oil prices throughout the two periods were partially offset by the lower retail fuel margins in our commission agent business comprising a larger percentage of our overall retail fuel margins in 2018 as compared to 2017, also due to the November 2017 Jet-Pep Assets acquisition. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•	Our merchandise and services margin decreased $0.4 million primarily as a result of converting one company operated site in the Retail segment to a lessee dealer site in the Wholesale segment.
•

Our rent and other gross profit increased $0.7 million primarily due to the November 2017 Jet-Pep Assets acquisition, partially offset by the conversion of commission sites in the Retail segment to lessee dealer sites in the Wholesale segment.

Operating expenses

Operating expenses increased $0.2 million as the incremental operating expenses from the Jet-Pep Assets acquisition were partially offset by the impact of converting company operated and commission sites in the Retail segment to lessee dealer sites in the Wholesale segment.

Non-GAAP Financial Measures

We use non-GAAP financial measures EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio. EBITDA represents net income available to us before deducting interest expense, income taxes, depreciation, amortization and accretion. Adjusted EBITDA represents EBITDA as further adjusted to exclude equity funded expenses related to incentive compensation and the Amended Omnibus Agreement, gains or losses on dispositions and lease terminations, certain acquisition related costs, such as legal and other professional fees and severance expenses associated with recently acquired companies, and certain other non-cash items arising from purchase accounting. Distributable Cash Flow represents Adjusted EBITDA less cash interest expense, sustaining capital expenditures and current income tax expense. Distribution Coverage Ratio is computed by dividing Distributable Cash Flow by the weighted average diluted common units and then dividing that result by the distributions paid per limited partner unit.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss available to limited partners	$(7,068)	$(5,048)	$(9,053)	$(4,344)
Interest expense	8,157	6,795	16,209	13,497
Income tax (benefit) expense	(2,698)	49	(2,425)	(2,652)
Depreciation, amortization and accretion	21,932	14,278	37,432	28,626
EBITDA	20,323	16,074	42,163	35,127
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement (a)	130	4,144	3,473	8,310
Loss on dispositions and lease terminations, net (b)	6,847	314	6,617	358
Acquisition-related costs (c)	918	7,236	1,974	7,709
Adjusted EBITDA	28,218	27,768	54,227	51,504
Cash interest expense	(7,664)	(6,488)	(15,288)	(12,645)
Sustaining capital expenditures (d)	(637)	(358)	(1,427)	(722)
Current income tax benefit (expense)	38	239	(886)	(120)
Distributable Cash Flow	$19,955	$21,161	$36,626	$38,017
Weighted average diluted common units	34,346	33,807	34,258	33,718
Distributions paid per limited partner unit (e)	$0.5250	$0.6175	$1.1525	$1.2300
Distribution Coverage Ratio (f)	1.11x	1.01x	0.93x	0.92x

(a)

As approved by the independent conflicts committee of the Board, the Partnership, CST and Circle K mutually agreed to settle certain amounts due under the terms of the Amended Omnibus Agreement in limited partner units of the Partnership.

(b)

In June 2018, we executed master fuel supply and master lease agreements with a third party multi-site operator of retail motor fuel stations, to which we will transition 43 sites in Florida from DMS in the third and fourth quarters of 2018. The master fuel supply and master lease agreements have an initial 10-year term with four 5-year renewal options. During the second quarter of 2018, in connection with this transition, we accrued a $3.8 million contract termination payment expected to be paid in cash to DMS during the third quarter of 2018. Additionally, we recorded a $2.2 million charge to write off deferred rent income related to our recapture of these sites from the master lease agreement with DMS.

(c)	Relates to certain acquisition related costs, such as legal and other professional fees, severance expenses and purchase accounting adjustments associated with recently acquired businesses.
(d)

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

(e)

On July 13, 2018, the Board approved a quarterly distribution of $0.5250 per unit attributable to the second quarter of 2018. The distribution is payable on August 13, 2018 to all unitholders of record on August 6, 2018.

(f)

The distribution coverage ratio is computed by dividing Distributable Cash Flow by the weighted average diluted common units and then dividing that result by the distributions paid per limited partner unit.

The following table reconciles our segment Adjusted EBITDA to Consolidated Adjusted EBITDA presented in the table above (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Adjusted EBITDA - Wholesale segment	$30,189	$27,678	$56,353	$53,330
Adjusted EBITDA - Retail segment	1,898	1,538	3,247	1,683
Adjusted EBITDA - Total segment	$32,087	$29,216	$59,600	$55,013
Reconciling items:
Elimination of intersegment profit in ending inventory balance	(66)	14	(165)	6
General and administrative expenses	(4,810)	(11,920)	(9,530)	(17,737)
Other income (expense), net	89	127	183	245
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement	130	4,144	3,473	8,310
Acquisition-related costs	918	7,236	1,974	7,709
Net loss attributable to noncontrolling interests	3	6	5	5
IDR distributions	(133)	(1,055)	(1,313)	(2,047)
Consolidated Adjusted EBITDA	$28,218	$27,768	$54,227	$51,504

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

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$37,229	$49,387
Net cash used in investing activities	(5,987)	(7,435)
Net cash used in financing activities	(32,664)	(39,873)

Operating Activities

Net cash provided by operating activities decreased $12.2 million for the six months ended June 30, 2018 compared to the same period in 2017, as the decrease in the change in operating assets and liabilities exceeded the incremental cash flow from the Jet-Pep Assets acquisition. Quarter over quarter operating cash flow was impacted, in part, by, higher net collections of receivables in the prior year period as a result of the timing of credit card settlements and pricing trends discussed elsewhere in this report. Additionally, we settled $3.3 million less in omnibus charges in common units for the six months ended June 30, 2018 as compared to the same period in 2017.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as compared to the shorter settlement of receivables for fuel, rent and merchandise.

Investing Activities

Net cash used in investing activities included $6.3 million and $8.2 million of capital expenditures for the six months ended June 30, 2018 and 2017, respectively.

Financing Activities

For the six months ended June 30, 2018, we paid $40.7 million in distributions and had net borrowings on our credit facility of $10.5 million. For the six months ended June 30, 2017, we paid $43.5 million in distributions and had net borrowings on our credit facility of $5.0 million.

Distributions

Distribution activity for 2018 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2017	February 5, 2018	February 12, 2018	$0.6275	$21,415
March 31, 2018	May 18, 2018	May 25, 2018	0.5250	18,002
June 30, 2018	August 6, 2018	August 13, 2018	0.5250	18,084

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

IDRs

During the six months ended June 30, 2018, we distributed $1.3 million to Circle K with respect to the IDRs.

Debt

As of June 30, 2018, our consolidated debt and capital lease obligations consisted of the following (in thousands):

$650 million revolving credit facility	$516,500
Capital lease obligations	26,017
Note payable	736
Total debt and capital lease obligations	543,253
Current portion	2,948
Noncurrent portion	540,305
Deferred financing costs, net	1,921
Noncurrent portion, net of deferred financing costs	$538,384

On April 25, 2018, the credit facility was amended to:

•	Extend the maturity date from March 4, 2019 to April 25, 2020;
•	Increase the capacity from $550 million to $650 million;
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

Our revolving credit facility is secured by substantially all of our assets. Our borrowings under the revolving credit facility had a weighted-average interest rate of 4.55% as of June 30, 2018 (LIBOR plus an applicable margin, which was 2.50% as of June 30, 2018). Letters of credit outstanding at June 30, 2018 totaled $5.4 million. The amount of availability under the revolving credit facility at August 2, 2018, after taking into consideration debt covenant restrictions, was $83.9 million. In connection with future acquisitions, the revolving credit facility requires, among other things, that we have, after giving effect to such acquisitions, at least $20 million in the aggregate of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. We are required to maintain a total leverage ratio (as defined in the revolving credit facility) for the most recently completed four fiscal quarters of less than or equal to 4.50 : 1.00, except for the first four full fiscal quarters following a material acquisition, generally defined as an acquisition with a purchase price of at least $30.0 million, during which period the permitted total leverage ratio is increased to 5.00 : 1.00, and a consolidated interest coverage ratio (as defined in the revolving credit facility) of greater than or equal to 2.75 : 1.00. The computation of our total leverage ratio allows for a pro forma application of the consolidated EBITDA (as defined in the revolving credit facility) of acquired entities. As of June 30, 2018, we were in compliance with these financial covenant ratios.

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

The following table outlines our consolidated capital expenditures and acquisitions for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Sustaining capital	$1,427	$722
Growth	5,308	7,457
Total capital expenditures and acquisitions	$6,735	$8,179

Other Matters Impacting Liquidity and Capital Resources

Concentration of Customers

For the six months ended June 30, 2018, we distributed approximately 12% of our total wholesale distribution volumes to DMS and DMS accounted for approximately 18% of our rental income. For the six months ended June 30, 2018, we distributed 6% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and received 19% of our rental income from Circle K. For more information regarding transactions with DMS and Circle K, see Note 7 of the consolidated financial statements.

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

As part of our business strategy with Circle K, we intend, when favorable market conditions exist and pending approval by the Board’s independent conflicts committee, our Board and the Couche-Tard Board, as applicable, to purchase assets from Circle K, which could include non-core retail convenience sites of Circle K with the intent to convert them to lessee dealer sites.

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

Interest Rate Risk

As of June 30, 2018, we had $516.5 million outstanding on our revolving credit facility. Our outstanding borrowings bear interest at LIBOR plus an applicable margin, which was 2.50% at June 30, 2018. Our borrowings had a weighted-average interest rate at June 30, 2018 of 4.55%. A one percentage point change in our average rate would impact annual interest expense by approximately $5.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Management Fee Issuance

As discussed in Note 7 to Item 1 in Part I above, on May 21, 2018, CrossAmerica issued 155,236 common units to a subsidiary of Circle K as partial payment for the amounts incurred for the first quarter of 2018, under the terms of the Amended Omnibus Agreement. This issuance of common units was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1

Fifth Amendment to Third Amended and Restated Credit Agreement dated as of April 25, 2018 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on April 30, 2018)

10.2 *	Second Amendment to the Amended and Restated Omnibus Agreement effective February 1, 2018

10.3 *	Sixth Amendment to Third Amended and Restated Credit Agreement dated as of July 27, 2018

31.1 *	Certification of Principal Executive Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 *	Certification of Principal Financial Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*†	Certification of Principal Executive Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

32.2*†	Certification of Principal Financial Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

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

Date: August 6, 2018