Form 10-Q
period 2018-09-30
CrossAmerica Partners LP
filed 2018-11-07
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 1, 2018, the registrant had outstanding 34,444,113 common units.

COMMONLY USED DEFINED TERMS

The following is a list of certain acronyms and terms generally used in the industry and throughout this document:

CrossAmerica Partners LP and subsidiaries:

CrossAmerica Partners LP	CrossAmerica, the Partnership, we, us, our

LGW	Lehigh Gas Wholesale LLC

LGPR	LGP Realty Holdings LP

LGWS	Lehigh Gas Wholesale Services, Inc. and subsidiaries

CrossAmerica Partners LP related parties:

Circle K	Circle K Stores Inc., a Texas corporation, and a wholly owned subsidiary of Couche-Tard

Couche-Tard	Alimentation Couche-Tard Inc. (TSX: ATD.A ATD.B)

Couche-Tard Board	the Board of Directors of Couche-Tard

CST	CST Brands, LLC and subsidiaries, indirectly owned by Circle K

CST Fuel Supply	CST Fuel Supply LP is the parent of CST Marketing and Supply, indirectly owned by Circle K. As of September 30, 2018, our total limited partner interest in CST Fuel Supply was 17.5%.

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

General Partner	CrossAmerica GP LLC, the General Partner of CrossAmerica, a Delaware limited liability company, indirectly owned by Circle K

Topstar	Topstar Enterprises, an entity affiliated with Joseph V. Topper, Jr. Topstar is an operator of convenience stores that leases retail sites from us, but does not purchase fuel from us.

Recent Acquisitions:

Franchised Holiday Stores	The franchised Holiday stores acquired in March 2016

Jet-Pep Assets	The assets acquired from Jet-Pep, Inc. in November 2017

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

Merger

The merger of Ultra Acquisition Corp., a Delaware corporation and an indirect, wholly owned subsidiary of Circle K (“Merger Sub”), with CST, with CST surviving the merger as a wholly owned subsidiary of Circle K, which closed on June 28, 2017. See Merger Agreement below.

Merger Agreement

CST’s Agreement and Plan of Merger entered into on August 21, 2016 with Circle K and Merger Sub. Under and subject to the terms and conditions of the Merger Agreement, on June 28, 2017, Merger Sub was merged with and into CST, with CST surviving the Merger as a wholly owned subsidiary of Circle K.

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

ii

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash	$3,791	$3,897
Accounts receivable, net of allowances of $275 and $277, respectively	26,488	27,792
Accounts receivable from related parties	14,496	14,459
Inventories	15,362	15,122
Assets held for sale	572	11,708
Other current assets	6,687	7,528
Total current assets	67,396	80,506
Property and equipment, net	658,514	681,000
Intangible assets, net	63,418	76,063
Goodwill	88,764	89,109
Other assets	20,391	20,558
Total assets	$898,483	$947,236

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$2,254	$2,916
Accounts payable	38,947	35,789
Accounts payable to related parties	26,967	25,512
Accrued expenses and other current liabilities	15,479	17,015
Motor fuel taxes payable	11,097	12,241
Total current liabilities	94,744	93,473
Debt and capital lease obligations, less current portion	538,075	529,147
Deferred tax liabilities, net	20,945	24,069
Asset retirement obligations	32,433	31,467
Other long-term liabilities	95,374	98,061
Total liabilities	781,571	776,217

Commitments and contingencies

Equity:
Partners’ Capital
Common units—(34,444,113 and 34,111,461 units issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	116,912	171,337
General Partner’s interest	—	—
Total Partners’ Capital	116,912	171,337
Noncontrolling interests	—	(318)
Total equity	116,912	171,019
Total liabilities and equity	$898,483	$947,236

See Notes to Condensed Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, Except Unit and Per Unit Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenues(a)	$670,810	$544,092	$1,898,675	$1,542,167
Costs of sales(b)	627,012	502,517	1,770,954	1,421,524
Gross profit	43,798	41,575	127,721	120,643

Income from CST Fuel Supply equity interests	3,479	3,752	11,024	11,185
Operating expenses:
Operating expenses	15,261	15,371	47,294	46,853
General and administrative expenses	4,310	5,994	13,840	23,731
Depreciation, amortization and accretion expense	13,993	14,049	51,425	42,675
Total operating expenses	33,564	35,414	112,559	113,259
(Loss) gain on dispositions and lease terminations, net	(61)	2,371	(6,678)	2,013
Operating income	13,652	12,284	19,508	20,582
Other income (expense), net	104	121	287	366
Interest expense	(8,145)	(7,102)	(24,354)	(20,599)
Income (loss) before income taxes	5,611	5,303	(4,559)	349
Income tax expense (benefit)	303	966	(2,122)	(1,686)
Net income (loss)	5,308	4,337	(2,437)	2,035
Less: net income (loss) attributable to noncontrolling interests	—	4	(5)	(1)
Net income (loss) attributable to limited partners	5,308	4,333	(2,432)	2,036
IDR distributions	(133)	(1,115)	(1,446)	(3,162)
Net income (loss) available to limited partners	$5,175	$3,218	$(3,878)	$(1,126)

Basic and diluted earnings per limited partner unit	$0.15	$0.09	$(0.11)	$(0.03)

Weighted-average limited partner units:
Basic common units	34,439,416	33,931,056	34,311,998	33,773,964
Diluted common units(c)	34,439,416	33,937,702	34,311,998	33,792,181

Supplemental information:
(a) Includes excise taxes of:	$25,176	$19,704	$74,984	$58,351
(a) Includes revenues from fuel sales to and rental income from related parties of:	122,383	110,337	350,454	309,313
(a) Includes rental income of:	21,149	21,644	64,331	65,090
(b) Includes rental expense of:	4,980	4,876	14,775	14,593

(c) Diluted common units were not used in the calculation of diluted earnings per common unit for the three and nine months ended September 30, 2018 and the nine months ended September 30, 2017 because to do so would have been antidilutive.

See Notes to Condensed Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(2,437)	$2,035
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Depreciation, amortization and accretion expense	51,425	42,675
Amortization of deferred financing costs	1,227	1,278
Amortization of (above) below market leases, net	(18)	57
Provision for losses on doubtful accounts	278	46
Deferred income taxes	(3,124)	(2,971)
Equity-based employee and director compensation expense	340	1,889
Amended Omnibus Agreement fees settled in common units	3,300	9,900
Loss (gain) on dispositions and lease terminations, net	6,678	(2,013)
Changes in operating assets and liabilities, net of acquisitions	(399)	13,542
Net cash provided by operating activities	57,270	66,438

Cash flows from investing activities:
Principal payments received on notes receivable	718	345
Proceeds from sale of property and equipment	5,043	23,900
Capital expenditures	(10,217)	(10,175)
Cash paid in connection with acquisitions, net of cash acquired	—	(2,779)
Cash paid to Circle K in connection with acquisitions	(485)	—
Net cash (used in) provided by investing activities	(4,941)	11,291

Cash flows from financing activities:
Borrowings under the revolving credit facility	106,720	88,840
Repayments on the revolving credit facility	(96,220)	(98,856)
Payments of long-term debt and capital lease obligations	(2,319)	(1,509)
Payments of sale leaseback obligations	(750)	(635)
Payment of deferred financing fees	(901)	(6)
Contributions from parent company	—	329
Distributions paid on distribution equivalent rights	(22)	(15)
Distributions paid to holders of the IDRs	(1,446)	(3,162)
Distributions paid to noncontrolling interests	(18)	(60)
Distributions paid on common units	(57,479)	(62,439)
Net cash used in financing activities	(52,435)	(77,513)
Net (decrease) increase in cash	(106)	216
Cash at beginning of period	3,897	1,350
Cash at end of period	$3,791	$1,566

See Notes to Condensed Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Thousands of Dollars, Except Unit Amounts)

(Unaudited)

	Limited Partners’ Interest		General	Incentive
	Common Unitholders		Partner’s Interest	Distribution Rights	Noncontrolling Interest	Equity
	Units	Dollars	Dollars	Dollars	Dollars	Dollars
Balance at June 30, 2018	34,433,574	$129,971	$—	$—	$(341)	$129,630
Vesting of incentive and director awards, net of units withheld for taxes	10,539	(150)	—	—	341	191
Net income and comprehensive income	—	5,175	—	133	—	5,308
Distributions paid	—	(18,084)	—	(133)	—	(18,217)
Balance at September 30, 2018	34,444,113	$116,912	$—	$—	$—	$116,912

Balance at June 30, 2017	33,860,967	$183,941	$—	$—	$(280)	$183,661
Issuance of units to Circle K for the payment of fees under the Amended Omnibus Agreement	124,003	3,162	—	—	—	3,162
Contribution from Circle K as reimbursement of income tax liability incurred on FTC divestiture	—	329	—	—	—	329
Net income and comprehensive income	—	3,218	—	1,115	4	4,337
Distributions paid	—	(21,081)	—	(1,115)	(18)	(22,214)
Balance at September 30, 2017	33,984,970	$169,569	$—	$—	$(294)	$169,275

Balance at December 31, 2017	34,111,461	$171,337	$—	$—	$(318)	$171,019
Vesting of incentive and director awards, net of units withheld for taxes	40,534	492	—	—	341	833
Issuance of units to Circle K for the payment of fees under the Amended Omnibus Agreement	292,118	6,518	—	—	—	6,518
Acquisition of leasehold interest in three sites from Circle K	—	(56)	—	—	—	(56)
Net (loss) income and comprehensive (loss) income	—	(3,878)	—	1,446	(5)	(2,437)
Distributions paid	—	(57,501)	—	(1,446)	(18)	(58,965)
Balance at September 30, 2018	34,444,113	$116,912	$—	$—	$—	$116,912

Balance at December 31, 2016	33,524,952	$221,044	$—	$—	$(233)	$220,811
Vesting of incentive and director awards, net of units withheld for taxes	35,993	896	—	—	—	896
Issuance of units to Circle K for the payment of fees under the Amended Omnibus Agreement	424,025	10,880	—	—	—	10,880
Contribution from Circle K as reimbursement of income tax liability incurred on FTC divestiture	—	329	—	—	—	329
Net (loss) income and comprehensive (loss) income	—	(1,126)	—	3,162	(1)	2,035
Distributions paid	—	(62,454)	—	(3,162)	(60)	(65,676)
Balance at September 30, 2017	33,984,970	$169,569	$—	$—	$(294)	$169,275

See Notes to Condensed Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.DESCRIPTION OF BUSINESS AND OTHER DISCLOSURES

Circle K and CST Merger

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
•

LGWS, which owns and leases (or leases and sub-leases) real estate and personal property used in the retail distribution of motor fuels, as well as provides maintenance and other services to its customers. In addition, LGWS distributes motor fuels on a retail basis and sells convenience merchandise items to end customers at company operated retail sites and sells motor fuel on a retail basis at sites operated by commission agents. Income from LGWS generally is not qualified income under Section 7704(d) of the Internal Revenue Code.

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2017 has been derived from our audited financial statements and notes thereto as of that date.

Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.

CROSSAMERICA PARTNERS LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Significant Accounting Policies

There have been no other material changes to the significant accounting policies described in our Form 10-K. Certain new financial accounting pronouncements have become effective for our financial statements but the adoption of these pronouncements did not materially impact our financial position, results of operations or disclosures.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management continues to evaluate the impact of this new guidance, but the adoption will have a material impact on our balance sheet as we will be required to recognize right-of-use assets and lease liabilities for operating leases. We have performed certain system upgrades and further validated the completeness and accuracy of our lease data. We intend to apply each of the practical expedients in adopting this new guidance. Since our previous sale-leaseback transactions were accounted for as failed sale-leasebacks, we are required to reassess these leases under the new guidance as part of adopting ASU 2016-02. Although our analysis is not complete, we believe these leases will be accounted for as operating leases under the new guidance and the assets and sale-leaseback financing obligations currently recorded on the balance sheet will be removed with a transition adjustment to equity upon adoption.

Concentration Risk

For the nine months ended September 30, 2018, we distributed 12% of our total wholesale distribution volumes to DMS and DMS accounted for 17% of our rental income. For the nine months ended September 30, 2017, we distributed 14% of our total wholesale distribution volumes to DMS and DMS accounted for 23% of our rental income.

In June 2018, we executed master fuel supply and master lease agreements with a third party multi-site operator of retail motor fuel stations, to which we transitioned 43 sites in Florida from DMS in the third quarter of 2018. The master fuel supply and master lease agreements have an initial 10-year term with four 5-year renewal options. See Note 7 for information relating to our recapture of these sites from the master lease agreement with DMS.

For the nine months ended September 30, 2018, we distributed 7% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and received 20% of our rental income from Circle K. For the nine months ended September 30, 2017, we distributed 8% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and received 22% of our rental income from Circle K.

For more information regarding transactions with DMS and Circle K, see Note 7.

For the nine months ended September 30, 2018, our wholesale business purchased approximately 26%, 26%, 12% and 10% of its motor fuel from ExxonMobil, BP, Motiva and Circle K, respectively. For the nine months ended September 30, 2017, our wholesale business purchased approximately 28%, 27% and 17% of its motor fuel from ExxonMobil, BP and Motiva, respectively. No other fuel suppliers accounted for 10% or more of our motor fuel purchases during the nine months ended September 30, 2018 and 2017.

Valero supplied substantially all of the motor fuel purchased by CST Fuel Supply during all periods presented.

Note 2. ASSETS HELD FOR SALE

We classified one site and 12 sites as held for sale at September 30, 2018 and December 31, 2017, respectively. Of the sites held for sale at December 31, 2017, 11 were required to be divested per FTC orders in connection with Circle K’s acquisition of Holiday Stationstores, Inc. (“Holiday”) and the joint acquisition of Jet-Pep Assets by Circle K and us. These assets were sold in the third quarter of 2018 for total proceeds of $4.9 million. Assets held for sale were as follows (in thousands):

	September 30,	December 31,
	2018	2017
Land	$525	$4,946
Buildings and site improvements	136	5,785
Equipment	158	2,485
Total	819	13,216
Less accumulated depreciation	(247)	(1,508)
Assets held for sale	$572	$11,708

We recorded impairment charges totaling $8.9 million during the nine months ended September 30, 2018 related to the 11 FTC-required divestitures, included within depreciation, amortization and accretion expense on the statement of operations. The impairment charges include $1.2 million of wholesale fuel distribution rights and $0.3 million of goodwill, most of which relates to the Retail segment. No significant impairments were recorded during the three months ended September 30, 2018 or during the three and nine months ended September 30, 2017.

CROSSAMERICA PARTNERS LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As part of Circle K’s acquisition of Holiday, the FTC issued a decree in which nine sites were required to be divested to FTC approved third-party buyers (“Upper Midwest Sites”). Since this was a forced divestiture of assets for us, Circle K has agreed to compensate us with an amount representing the difference between the value of the nine Upper Midwest Sites and the proceeds of the sale to FTC approved third-party buyers, which amounted to $6.3 million. We anticipate Circle K’s payment to us will be made during the fourth quarter of 2018. This payment will be accounted for as a transaction between entities under common control and thus recorded as a contribution to partners’ capital and will be subject to income taxes.

These sites were divested in September 2018, after the June 15, 2018 deadline specified in the FTC orders. As a result, Couche-Tard and/or the Partnership may be subject to civil penalties, up to a maximum allowed by law of $41,000 per day per violation of the FTC divestiture orders. Circle K has agreed that it would be solely responsible for any such penalties and we have not accrued any liability for such penalties.

During the three and nine months ended September 30, 2017, as approved by the conflicts committee of our Board, we sold 28 properties to DMR for $16.6 million, resulting in a $0.5 million loss. Three additional properties and approximately $3.0 million of proceeds remained in escrow as of September 30, 2017 until certain conditions were met during the fourth quarter of 2017. These sites were generally sites at which we did not supply fuel or represented vacant land.

During the three and nine months ended September 30, 2017, we sold two properties as a result of the FTC’s requirements associated with the Merger for $6.7 million, resulting in a gain of $2.2 million. In addition, Circle K agreed to reimburse us for the tax liability incurred on the required sale, resulting in additional proceeds of $0.3 million, which was accounted for as a contribution to partners’ capital.

During the three and nine months ended September 30, 2017, DMS renewed its contract with one of its customers, triggering a $0.8 million earn-out payment by DMS to us under a contract entered into with DMS at the time of CST acquiring our General Partner in October 2014, which was recorded as a gain.

Note 3. INVENTORIES

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Retail site merchandise	$7,061	$7,806
Motor fuel	8,301	7,316
Inventories	$15,362	$15,122

Note 4. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Land	$284,945	$285,682
Buildings and site improvements	363,160	362,207
Leasehold improvements	11,165	10,155
Equipment	188,658	185,733
Construction in progress	5,002	1,797
Property and equipment, at cost	852,930	845,574
Accumulated depreciation and amortization	(194,416)	(164,574)
Property and equipment, net	$658,514	$681,000

CROSSAMERICA PARTNERS LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	September 30, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$126,734	$(66,268)	$60,466	$127,955	$(56,915)	$71,040
Trademarks	2,064	(1,130)	934	2,064	(863)	1,201
Covenant not to compete	4,581	(3,911)	670	4,581	(3,300)	1,281
Below market leases	11,177	(9,829)	1,348	11,401	(8,860)	2,541
Total intangible assets	$144,556	$(81,138)	$63,418	$146,001	$(69,938)	$76,063

Note 6. DEBT

Our balances for long-term debt and capital lease obligations are as follows (in thousands):

	September 30,	December 31,
	2018	2017
$650 million revolving credit facility	$516,500	$506,000
Capital lease obligations	25,474	27,220
Note payable	—	765
Total debt and capital lease obligations	541,974	533,985
Current portion	2,254	2,916
Noncurrent portion	539,720	531,069
Deferred financing costs, net	1,645	1,922
Noncurrent portion, net of deferred financing costs	$538,075	$529,147

Our revolving credit facility is secured by substantially all of our assets. Letters of credit outstanding at September 30, 2018 and December 31, 2017 totaled $5.3 million and $6.7 million, respectively, which reduced availability under our credit facility. The amount of availability at September 30, 2018 under the revolving credit facility, after taking into account debt covenant restrictions, was $45.7 million. In connection with future acquisitions, the revolving credit facility requires, among other things, that we have, after giving effect to such acquisitions, at least $20.0 million in the aggregate of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition.

Financial Covenants and Interest Rate

We are required to comply with certain financial covenants under the credit facility. We are required to maintain (i) a total leverage ratio (as defined in the revolving credit facility) for the most recently completed four fiscal quarters of less than or equal to 4.50 : 1.00, except for periods following a material acquisition, generally defined as an acquisition with a purchase price of at least $30.0 million and (ii) a consolidated interest coverage ratio (as defined in the revolving credit facility) of at least 2.75 : 1.00. The total leverage ratio shall not exceed 5.00 : 1.00 for the first four full fiscal quarters following the closing of a material acquisition. Since the November 2017 Jet-Pep Assets acquisition qualified as a material acquisition, the maximum leverage ratio applicable to the quarter ended September 30, 2018 was 5.00 : 1.00. If we issued qualified senior notes (as defined in the revolving credit facility) in the aggregate principal amount of $175.0 million or greater, the ratio shall not exceed 5.50 : 1.00. If we issued qualified senior notes (as defined in the revolving credit facility) of $175.0 million or greater, we are also required to maintain a senior leverage ratio (as defined in the revolving credit facility) of less than or equal to 3.00 : 1.00. As of September 30, 2018, we were in compliance with these financial covenants.

At September 30, 2018, outstanding borrowings under the revolving credit facility bore interest at LIBOR plus a margin of 2.50%. Our borrowings had an effective interest rate of 4.66% as of September 30, 2018.

CROSSAMERICA PARTNERS LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues from wholesale fuel sales and real property rental income from Circle K were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues from motor fuel sales to Circle K	$46,060	$36,449	$125,627	$100,683
Rental income from Circle K	4,198	4,262	12,593	12,823

Accounts receivable from Circle K for fuel amounted to $5.1 million and $3.9 million at September 30, 2018 and December 31, 2017, respectively.

CST Fuel Supply Equity Interests

CST Fuel Supply provides wholesale motor fuel distribution to the majority of CST’s legacy U.S. retail sites at cost plus a fixed markup per gallon. We have owned a 17.5% total interest in CST Fuel Supply since July 2015. We account for the income derived from our equity interest of CST Fuel Supply as “Income from CST Fuel Supply equity interests” on our statement of operations, which amounted to $3.5 million and $3.8 million for the three months ended September 30, 2018 and 2017 and $11.0 million and $11.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Purchase of Fuel from Circle K

We purchase the fuel supplied to 21 retail sites from CST Fuel Supply, of which we own a 17.5% interest, and resell the wholesale motor fuel to independent dealers and sub-wholesalers. We purchased $4.4 million and $6.2 million of motor fuel from CST Fuel Supply for the three months ended September 30, 2018 and 2017 and $14.7 million and $17.9 million for the nine months ended September 30, 2018 and 2017, respectively.

We also purchase the fuel supplied to 99 commission sites acquired in the Jet-Pep Assets acquisition from Circle K at a terminal owned and operated by Circle K. We purchased $32.7 million and $98.5 million of motor fuel from Circle K for the three and nine months ended September 30, 2018, respectively.

Circle K acquired Holiday on December 22, 2017. Prior to that acquisition, we were a franchisee of Holiday (“Franchised Holiday Stores”), purchased fuel from Holiday and paid a franchise fee to Holiday. As a result of Circle K’s acquisition, we now purchase fuel from Circle K to supply our Franchised Holiday Stores. These fuel purchases amounted to $15.1 million and $39.5 million for the three and nine months ended September 30, 2018, respectively. We also pay a franchise fee to Circle K, which amounted to $0.4 million and $0.9 million for the three and nine months ended September 30, 2018, respectively.

CROSSAMERICA PARTNERS LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March and May 2018, we purchased the leasehold interest in three retail sites from Circle K for $0.5 million. We purchase the fuel supplied to these retail sites from Circle K, which amounted to $0.6 million and $1.3 million for the three and nine months ended September 30, 2018, respectively.

Effective February 1, 2018, Couche-Tard began renegotiating fuel carrier agreements, including our wholesale transportation agreements, with third party carriers. On May 4, 2018, the independent conflicts committee of our Board approved an amendment to the Amended Omnibus Agreement providing for the payment by us to an affiliate of Couche-Tard of a 2.57% commission based on the payments made by us on the renegotiated wholesale transportation contracts to compensate such affiliate of Couche-Tard for its services in connection with the renegotiations of our fuel carrier agreements with third party carriers, which resulted in overall reductions in transportation costs to us. This commission amounted to $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively.

Amounts payable to Circle K related to these fuel purchases and freight commissions totaled $7.1 million and $7.0 million at September 30, 2018 and December 31, 2017, respectively.

Amended Omnibus Agreement and Management Fees

We incurred costs and expenses under the Amended Omnibus Agreement of $2.9 million for both the three months ended September 30, 2018 and 2017 and $8.9 million and $11.5 million for the nine months ended September 30, 2018 and 2017, respectively, including incentive compensation costs and non-cash stock-based compensation expenses, which are recorded as a component of operating expenses and general and administrative expenses in the statement of operations. The decrease for the nine-month period was driven by personnel and salary reductions effective at the time of the Merger.

In addition, during the three and nine months ended September 30, 2017, the Partnership recognized a $0.2 million and $6.8 million charge for severance, benefit, and retention costs allocated by Circle K in relation to the Merger. Such costs are included in general and administrative expenses in the statements of operations.

Amounts payable to Circle K related to expenses incurred by Circle K on our behalf in accordance with the Amended Omnibus Agreement, including the separation benefits discussed above, totaled $19.5 million and $18.3 million at September 30, 2018 and December 31, 2017, respectively.

Common Units Issued to Circle K as Consideration for Amounts Due Under the Amended Omnibus Agreement

As approved by the independent conflicts committee of the Board, the Partnership and Circle K mutually agreed to settle, from time to time, some or all of the amounts due under the terms of the Amended Omnibus Agreement in newly issued common units representing limited partner interests in the Partnership. As approved by the independent conflicts committee, the number of common units issued is based on the volume weighted average daily trading price of the common units for the 20 trading days prior to issuance. We issued the following common units to Circle K as consideration for amounts due under the terms of the Amended Omnibus Agreement:

Period	Date of Issuance	Number of Common Units Issued
Quarter ended December 31, 2017	March 1, 2018	136,882
Quarter ended March 31, 2018	May 21, 2018	155,236

All charges allocated to us by Circle K under the Amended Omnibus Agreement since the first quarter of 2018 have been paid by us in cash.

IDR and Common Unit Distributions

We distributed $0.1 million and $1.1 million to Circle K related to its ownership of our IDRs and $3.9 million and $4.3 million related to its ownership of our common units during the three months ended September 30, 2018 and 2017, respectively. We distributed $1.4 million and $3.2 million to Circle K related to its ownership of our IDRs and $12.3 million and $12.6 million related to its ownership of our common units during the nine months ended September 30, 2018 and 2017, respectively.

CROSSAMERICA PARTNERS LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Transactions with Affiliates of Members of our Board

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from motor fuel sales and rental income from DMS were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues from motor fuel sales to DMS	$68,987	$64,741	$201,283	$180,928
Rental income from DMS	3,078	4,739	10,768	14,472

Accounts receivable from DMS totaled $7.8 million and $9.3 million at September 30, 2018 and December 31, 2017, respectively.

During the second quarter of 2018, in connection with the transition of 43 sites in Florida from DMS to a third party multi-site operator of retail motor fuel stations, we accrued a $3.8 million contract termination payment, which was paid to DMS during the third quarter of 2018. This payment was approved by the independent conflicts committee of our Board. Additionally, we recorded a $2.2 million charge to write off deferred rent income related to our recapture of these sites from the master lease agreement with DMS. These charges are included in loss on dispositions and lease terminations, net in the statement of operations. See Note 1 for additional information on the agreements entered into with the third party multi-site operator.

Revenues from rental income from Topstar were $0.1 and $0.2 million for the three and nine months ended September 30, 2018 and $0.2 million and $0.4 million for the three and nine months ended September 30, 2017, respectively.

CrossAmerica leases real estate from certain other entities affiliated with Joseph V. Topper, Jr., a member of the Board. Rent expense paid to these entities was $0.3 million and $0.8 million for the three and nine months ended September 30, 2018 and $0.2 million and $0.7 million for the three and nine months ended September 30, 2017, respectively.

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are performed by an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.1 million and $0.4 million for the three months ended September 30, 2018 and 2017 and $0.4 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively. Accounts payable to this related party amounted to $0.4 million and $0.2 million at September 30, 2018 and December 31, 2017, respectively.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We sublease office space from Circle K that Circle K leases from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board. The management fee charged by Circle K to us under the Amended Omnibus Agreement includes this rental expense, which amounted to $0.2 million and $0.5 million for the three and nine months ended September 30, 2018 and $0.2 million and $0.5 million for the three and nine months ended September 30, 2017, respectively.

Public Relations and Website Consulting Services

We have engaged a company affiliated with John B. Reilly, III, a member of the Board, for public relations and website consulting services. The cost of these services was insignificant for the three and nine months ended September 30, 2018 and 2017.

CROSSAMERICA PARTNERS LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. In the event we fail to purchase the required minimum volume for a given contract year, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. We did not incur any significant penalties in 2017 or 2018.

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

We were a co-defendant, together with our General Partner, CST and CST Services, in a lawsuit brought by a former executive of CST Services who, until March 2015, provided services to us as Chief Investment Officer and Vice President of Finance (Court of Common Pleas, Lehigh County, Pennsylvania, case number 2015-1003, filed in May 2015). In connection with CST’s acquisition of our General Partner in 2014, the plaintiff alleged breach of contract and associated claims relating to his termination of employment and claimed severance benefits under the EICP. In October 2017, a jury awarded the plaintiff a total of $1.7 million. Such amount was recorded in general and administrative expenses in the statements of operations for the three and nine months ended September 30, 2017. Under the EICP, we were also obligated to pay reasonable legal expenses incurred by the plaintiff in connection with this dispute, which we expensed as incurred. The Partnership incurred total legal fees related to this case of $0.6 million for the nine months ended September 30, 2017.

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

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $3.5 million at both September 30, 2018 and December 31, 2017. Indemnification assets related to third-party escrow funds, state funds or insurance recorded on the balance sheet within other current assets and other noncurrent assets totaled $3.1 million and $3.4 million at September 30, 2018 and December 31, 2017, respectively. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state funds. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

CROSSAMERICA PARTNERS LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As further discussed in Note 10, we have accrued for unvested phantom units and phantom performance units as a liability and adjust that liability on a recurring basis based on the market price of our common units each balance sheet date. Such fair value measurements are deemed Level 1 measurements.

Financial Instruments

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of September 30, 2018 and December 31, 2017 due to the short-term maturity of these instruments. The fair value of the revolving credit facility approximated its carrying values of $516.5 million as of September 30, 2018 and $506.0 million as of December 31, 2017, due to the frequency with which interest rates are reset and the consistency of the market spread.

Note 10. EQUITY-BASED COMPENSATION

Overview

We record equity-based compensation as a component of general and administrative expenses in the statements of operations. Equity-based compensation expense was $0.2 million for both the three months ended September 30, 2018 and 2017 and $0.3 million and $1.9 million for the nine months ended September 30, 2018 and 2017, respectively.

CROSSAMERICA PARTNERS LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Partnership Equity-Based Awards

Awards to Employees of Circle K who Provide Services to us under the Amended Omnibus Agreement

In August 2018, the Partnership granted 13,547 phantom performance unit awards to employees of Circle K who provide services to us under the Amended Omnibus Agreement, for which 35% vest upon the third anniversary of the grant date of such awards. The remaining 65% are subject to performance conditions relating to fuel volume, Adjusted EBITDA and employee engagement. These awards were accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of our common units. These awards may be settled in common units or cash at the discretion of the Board.

Since we grant awards to employees of Circle K who provide services to us under the Amended Omnibus Agreement, and since the grants may be settled in cash, unvested phantom units and phantom performance units receive fair value variable accounting treatment. As such, they are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. The liability was insignificant at September 30, 2018 and $0.7 million at December 31, 2017. The associated compensation cost was insignificant for all periods presented.

Awards to Non-Employee Members of the Board

In August 2018, the Partnership granted 15,580 phantom units to non-employee directors of the Board as a portion of director compensation. Such awards vest over one year and were accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of our common units.

In August 2017, the Partnership granted 10,539 phantom units to non-employee directors of the Board as a portion of director compensation. Such awards vested in August 2018.

The liability and associated compensation expense for these awards was insignificant for all periods presented.

CST Equity-Based Awards

In February 2017, CST granted approximately 47,000 equity-based awards in the form of time vested restricted stock units of CST to certain employees for services rendered on our behalf. Upon completion of the Merger, these awards converted to cash awards and remained subject to the same vesting terms and payment schedule of three annual tranches as those set forth in the original award agreement; provided that, upon completion of the Merger, such awards will vest in full upon an involuntary termination of employment without cause, or termination for “Good Reason”, or termination due to death, “Disability” or Retirement. The expense associated with these awards that was charged to us under the Amended Omnibus Agreement was $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively. Unrecognized compensation expense associated with these awards amounted to $0.4 million and $0.7 million as of September 30, 2018 and December 31, 2017, respectively, which will be recognized over the vesting term through January 2020.

For the three and nine months ended September 30, 2017, the expense associated with CST equity-based awards in the form of time vested restricted stock units of CST, stock options of CST and market share units of CST, which was charged to us under the Amended Omnibus Agreement, was $0.1 million and $1.6 million, respectively.

Note 11. INCOME TAXES

As a limited partnership, we are not subject to federal and state income taxes, however our corporate subsidiaries are subject to income taxes. Income tax attributable to our taxable income, which may differ significantly from income for financial statement purposes, is assessed at the individual limited partner unit holder level. We are subject to a statutory requirement that non-qualified income, as defined by the Internal Revenue Code, cannot exceed 10% of total gross income for the calendar year. If non-qualified income exceeds this statutory limit, we would be taxed as a corporation. The non-qualified income did not exceed the statutory limit in any period presented.

Certain activities that generate non-qualified income are conducted through LGWS. LGWS is a tax paying corporate subsidiary of ours that is subject to federal and state income taxes. Current and deferred income taxes are recognized on the earnings of LGWS. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates.

CROSSAMERICA PARTNERS LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We recorded income tax expense of $0.3 million and $1.0 million for the three months ended September 30, 2018 and 2017, and an income tax benefit of $2.1 million and $1.7 million for the nine months ended September 30, 2018 and 2017, respectively, as a result of the income generated (or losses incurred) by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only LGWS is subject to income tax.

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

The following tables provide a reconciliation of net income (loss) and weighted-average units used in computing basic and diluted net income (loss) per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Distributions paid	$18,084	$21,081	$57,501	$62,454
Allocation of distributions in excess of net income (loss)	(12,909)	(17,863)	(61,379)	(63,580)
Limited partners’ interest in net income (loss) - basic and diluted	$5,175	$3,218	$(3,878)	$(1,126)
Denominator:
Weighted average limited partnership units outstanding - basic	34,439,416	33,931,056	34,311,998	33,773,964
Adjustment for phantom units(a)	—	6,646	—	—
Weighted average limited partnership units outstanding - diluted	34,439,416	33,937,702	34,311,998	33,773,964
Net income (loss) per limited partnership unit - basic and diluted	$0.15	$0.09	$(0.11)	$(0.03)

Distribution paid per common unit	$0.5250	$0.6225	$1.6775	$1.8525
Distribution declared (with respect to each respective period) per common unit	$0.5250	$0.6275	$1.5750	$1.8675

(a)

Excludes 21,393 and 15,521 potentially dilutive securities from the calculation of diluted earnings per common unit because to do so would be antidilutive for the three and nine months ended September 30, 2018, respectively. Excludes 18,217 potentially dilutive securities from the calculation of diluted earnings per common unit because to do so would be antidilutive for the nine months ended September 30, 2017.

Distributions

Distribution activity for 2018 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2017	February 5, 2018	February 12, 2018	$0.6275	$21,415
March 31, 2018	May 18, 2018	May 25, 2018	0.5250	18,002
June 30, 2018	August 6, 2018	August 13, 2018	0.5250	18,084
September 30, 2018	November 5, 2018	November 13, 2018	0.5250	18,098

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

CROSSAMERICA PARTNERS LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended September 30, 2018
Revenues from fuel sales to external customers	$473,682	$148,155	$—	$621,837
Intersegment revenues from fuel sales	117,468	—	(117,468)	—
Revenues from food and merchandise sales	—	27,039	—	27,039
Rent income	19,128	2,021	—	21,149
Other revenue	785	—	—	785
Total revenues	$611,063	$177,215	$(117,468)	$670,810

Income from CST Fuel Supply equity interests	$3,479	$—	$—	$3,479
Operating income (loss)	$30,022	$2,065	$(18,435)	$13,652

Three Months Ended September 30, 2017
Revenues from fuel sales to external customers	$400,296	$93,285	$—	$493,581
Intersegment revenues from fuel sales	69,504	—	(69,504)	—
Revenues from food and merchandise sales	—	28,366	—	28,366
Rent income	20,008	1,636	—	21,644
Other revenue	501	—	—	501
Total revenues	$490,309	$123,287	$(69,504)	$544,092

Income from CST Fuel Supply equity interests	$3,752	$—	$—	$3,752
Operating income (loss)	$27,533	$2,409	$(17,658)	$12,284

CROSSAMERICA PARTNERS LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Wholesale	Retail	Unallocated	Consolidated
Nine Months Ended September 30, 2018
Revenues from fuel sales to external customers	$1,333,244	$422,966	$—	$1,756,210
Intersegment revenues from fuel sales	332,978	—	(332,978)	—
Revenues from food and merchandise sales	—	75,759	—	75,759
Rent income	58,277	6,054	—	64,331
Other revenue	2,375	—	—	2,375
Total revenues	$1,726,874	$504,779	$(332,978)	$1,898,675

Income from CST Fuel Supply equity interests	$11,024	$—	$—	$11,024
Operating income (loss)	$86,373	$5,312	$(72,177)	$19,508

Nine Months Ended September 30, 2017
Revenues from fuel sales to external customers	$1,122,903	$272,289	$—	$1,395,192
Intersegment revenues from fuel sales	200,147	—	(200,147)	—
Revenues from food and merchandise sales	—	80,077	—	80,077
Rent income	60,008	5,082	—	65,090
Other revenue	1,808	—	—	1,808
Total revenues	$1,384,866	$357,448	$(200,147)	$1,542,167

Income from CST Fuel Supply equity interests	$11,185	$—	$—	11,185
Operating income (loss)	$80,863	$4,092	$(64,373)	$20,582

Receivables relating to the revenue streams above are as follows:

	September 30,	December 31,
	2018	2017
Receivables from fuel and merchandise sales	$35,392	$35,439
Receivables for rent and other lease-related charges	5,592	6,812
Total accounts receivable	$40,984	$42,251

Performance obligations are satisfied as fuel is delivered to the customer. Many of our contracts with our customers include minimum purchase volumes measured on a monthly basis. Receivables from fuel are recognized on a per-gallon rate and are generally collected within 10 days of delivery.

Receivables from rent and other lease-related charges are generally collected at the beginning of the month.

CROSSAMERICA PARTNERS LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in assets and liabilities as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Decrease (increase):
Accounts receivable	$999	$5,183
Accounts receivable from related parties	(413)	(1,492)
Inventories	(914)	674
Other current assets	407	166
Other assets	304	(2,509)
Increase (decrease):
Accounts payable	3,158	2,882
Accounts payable to related parties	380	5,576
Motor fuel taxes payable	(1,144)	(386)
Accrued expenses and other current liabilities	(871)	3,270
Other long-term liabilities	(2,305)	178
Changes in operating assets and liabilities, net of acquisitions	$(399)	$13,542

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

Supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash paid for interest	$23,145	$19,185
Cash paid for income taxes, net of refunds received	1,385	822

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2018	2017
Amended Omnibus Agreement fees settled in our common units	$6,518	$10,880
Sale of property and equipment in Section 1031 like-kind exchange transactions	—	260
Issuance of capital lease obligations and recognition of asset retirement obligation related to the Getty Lease	—	740

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

•

Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three and nine months ended September 30, 2018 and 2017 and non-GAAP financial measures.

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

Circle K and CST Merger

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

Effective November 1, 2018, we amended our contract with Circle K such that our cost is based on a rack-based price, which reduces our exposure to price fluctuations inherent in the previous pricing methodology. We will be rebranding substantially all these sites to a major fuel supplier and anticipate a positive impact on volume and fuel margin.

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
•

In July and September 2018, respectively, we sold two sites acquired in the Jet-Pep Assets acquisition and nine Upper Midwest Sites to unaffiliated third parties as a result of FTC orders for total proceeds of $4.9 million.

Execution of Master Fuel and Lease Agreements with a Third Party Multi-Site Operator

In June 2018, we executed master fuel supply and master lease agreements with a third party multi-site operator of retail motor fuel stations, to which we transitioned 43 sites in Florida from DMS in the third quarter of 2018. The master fuel supply and master lease agreements have an initial 10-year term with four 5-year renewal options. Following the transition to the new operator, we expect to see an improvement in the performance of these sites.

During the second quarter of 2018, in connection with this transition, we accrued a $3.8 million contract termination payment, which was paid to DMS during the third quarter of 2018. This payment was approved by the independent conflicts committee of our Board. Additionally, we recorded a $2.2 million charge to write off deferred rent income related to our recapture of these sites from the master lease agreement with DMS. These charges are included in loss on dispositions and lease terminations, net in the statement of operations.

FTC-Required Divestitures

In November 2017, we and Circle K jointly acquired the Jet-Pep Assets and in December 2017, Circle K acquired Holiday. As a result of agreements entered into in connection with these acquisitions, the FTC issued orders requiring us to divest specific sites to FTC-approved third-party buyers. Accordingly, we divested two sites in July 2018 that were acquired in the Jet-Pep Assets acquisition and nine Upper Midwest Sites in September 2018 in connection with Circle K’s acquisition of Holiday. Since this was a forced divestiture of assets for us, as approved by the independent conflicts committee of the Board, Circle K has agreed to compensate us with an amount representing the difference between the value of the nine Upper Midwest Sites and the proceeds of the sale to FTC approved third-party buyers, amounting to $6.3 million. We anticipate Circle K’s payment to us will be made during the fourth quarter of 2018. This payment will be accounted for as a transaction between entities under common control and thus recorded as a contribution to partners’ capital and will be subject to income taxes.

These sites were divested in September 2018, after the June 15, 2018 deadline specified in the FTC orders. As a result, Couche-Tard and/or the Partnership may be subject to civil penalties, up to a maximum allowed by law of $41,000 per day per violation of the FTC divestiture orders. Circle K has agreed that it would be solely responsible for any such penalties and we have not accrued any liability for such penalties.

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenues	$670,810	$544,092	$1,898,675	$1,542,167
Costs of sales	627,012	502,517	1,770,954	1,421,524
Gross profit	43,798	41,575	127,721	120,643

Income from CST Fuel Supply equity interests	3,479	3,752	11,024	11,185
Operating expenses:
Operating expenses	15,261	15,371	47,294	46,853
General and administrative expenses	4,310	5,994	13,840	23,731
Depreciation, amortization and accretion expense	13,993	14,049	51,425	42,675
Total operating expenses	33,564	35,414	112,559	113,259
(Loss) gain on dispositions and lease terminations, net	(61)	2,371	(6,678)	2,013
Operating income	13,652	12,284	19,508	20,582
Other income (expense), net	104	121	287	366
Interest expense	(8,145)	(7,102)	(24,354)	(20,599)
Income (loss) before income taxes	5,611	5,303	(4,559)	349
Income tax expense (benefit)	303	966	(2,122)	(1,686)
Net income (loss)	5,308	4,337	(2,437)	2,035
Less: net income (loss) attributable to noncontrolling interests	-	4	(5)	(1)
Net income (loss) attributable to limited partners	5,308	4,333	(2,432)	2,036
IDR distributions	(133)	(1,115)	(1,446)	(3,162)
Net income (loss) available to limited partners	$5,175	$3,218	$(3,878)	$(1,126)

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Consolidated Results

Operating revenues increased $126.7 million or 23% while gross profit increased $2.2 million or 5%.

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $120.8 million or 25% increase in our Wholesale segment revenues primarily attributable to the increase in crude oil prices. The average daily spot price of WTI crude oil increased 45% to $69.69 per barrel for the third quarter of 2018, compared to $48.18 per barrel for the third quarter of 2017. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” In addition, volume increased 2%, driven primarily by the incremental volume from the November 2017 Jet-Pep Assets acquisition.

•

A $53.9 million or 44% increase in our Retail segment revenues primarily attributable to an increase in volume driven by the November 2017 Jet-Pep Assets acquisition as well as an increase in crude oil prices. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

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

Our intersegment revenues increased $48.0 million or 69% primarily attributable to the November 2017 Jet-Pep Assets acquisition and the increase in wholesale motor fuel prices discussed above.

Cost of sales

Cost of sales increased $124.5 million or 25% as a result of the increase in wholesale motor fuel prices and gallons sold of motor fuel as noted above. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for operating expenses analyses.

General and administrative expenses

General and administrative expenses decreased $1.7 million or 28% primarily attributable to a $1.8 million decrease in separation benefits. In the third quarter of 2017, we recorded a $1.7 million charge related a court ruling in favor of a former executive’s claim to benefits under the EICP change in control provisions.

Gain (loss) on dispositions and lease terminations, net

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

Interest expense

Interest expense increased $1.0 million or 15% due to an increase in the average interest rate charged on our credit facility borrowings from 4.4% to 4.7% and an increase in the average balance outstanding primarily to fund the November 2017 Jet-Pep Assets acquisition.

Income tax expense

We recorded income tax expense of $0.3 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively. The decrease is primarily driven by the reduction of the federal tax rate and reduced income generated by our taxable subsidiaries.

IDR distributions

IDR distributions decreased $1.0 million or 88% as a result of the lower distribution per common unit in 2018 as compared to 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Consolidated Results

Operating revenues increased $356.5 million or 23% while gross profit increased $7.1 million or 6%.

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $342.0 million or 25% increase in our Wholesale segment revenues primarily attributable to the increase in crude oil prices. The average daily spot price of WTI crude oil increased 36% to $66.93 per barrel for the nine months ended September 30, 2018, compared to $49.30 per barrel for the nine months ended September 30, 2017. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” In addition, volume increased 3%, driven primarily by the incremental volume from the November 2017 Jet-Pep Assets acquisition.

•

A $147.3 million or 41% increase in our Retail segment revenues primarily attributable to a 37% increase in volume driven by the November 2017 Jet-Pep Assets acquisition as well as an increase in crude oil prices. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

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

Our intersegment revenues increased $132.8 million or 66% primarily attributable to the November 2017 Jet-Pep Assets acquisition and the increase in wholesale motor fuel prices discussed above.

Cost of sales

Cost of sales increased $349.4 million or 25% as a result of the increase in wholesale motor fuel prices and November 2017 Jet-Pep Assets acquisition. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for operating expenses analyses.

General and administrative expenses

General and administrative expenses decreased $9.9 million or 42% primarily attributable to a $6.2 million decrease in separation benefits primarily driven by the Merger, a $1.7 million charge in 2017 related to a court ruling in favor of a former executive’s claim to benefits under the EICP change in control provisions, a $1.5 million decrease in equity compensation primarily as a result of fewer awards outstanding and a $1.3 million decrease in costs allocated by Circle K to us under the Amended Omnibus Agreement driven by personnel and salary reductions. These decreases were partially offset by a $0.3 million increase in acquisition costs.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $8.8 million primarily due to an $8.9 million impairment charge recorded on the two sites acquired in the Jet-Pep Assets acquisition and the nine Upper Midwest Sites required to be divested per FTC orders.

Loss on dispositions and lease terminations, net

During the second quarter of 2018, in connection with the transition of 43 sites in Florida from DMS to a third party multi-site operator of retail motor fuel stations, we accrued a $3.8 million contract termination payment, which was paid to DMS during the third quarter of 2018. Additionally, we recorded a $2.2 million charge to write off deferred rent income related to our recapture of these sites from the master lease agreement with DMS.

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

Interest expense

Interest expense increased $3.8 million or 18% due to an increase in the average interest rate charged on our credit facility borrowings from 4.1% to 4.7% and an increase in the average balance outstanding primarily to fund the November 2017 Jet-Pep Assets acquisition.

Income tax expense

We recorded an income tax benefit of $2.1 million and $1.7 million for the nine months ended September 30, 2018 and 2017, respectively. The benefits recorded for both periods relate primarily to losses incurred by our taxable subsidiaries.

IDR distributions

IDR distributions decreased $1.7 million or 54% as a result of the lower distribution per common unit in 2018 as compared to 2017.

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

Wholesale

The following table highlights the results of operations and certain operating metrics of our Wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross profit:
Motor fuel–third party	$10,304	$8,757	$27,426	$25,659
Motor fuel–intersegment and related party	8,082	6,485	23,196	17,820
Motor fuel gross profit	18,386	15,242	50,622	43,479
Rent and other	15,408	16,074	47,324	48,740
Total gross profit	33,794	31,316	97,946	92,219
Income from CST Fuel Supply equity interests(a)	3,479	3,752	11,024	11,185
Operating expenses	(7,251)	(7,535)	(22,597)	(22,541)
Adjusted EBITDA(b)	$30,022	$27,533	$86,373	$80,863
Motor fuel distribution sites (end of period):(c)
Motor fuel–third party
Independent dealers(d)	369	384	369	384
Lessee dealers(e)	487	439	487	439
Total motor fuel distribution–third party sites	856	823	856	823
Motor fuel–intersegment and related party
DMS (related party)(f)	86	146	86	146
Circle K (related party)	43	43	43	43
Commission agents (Retail segment)(g)	175	82	175	82
Company operated retail sites (Retail segment)(h)	63	70	63	70
Total motor fuel distribution–intersegment and related party sites	367	341	367	341
Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	827	823	827	822
Motor fuel-intersegment and related party distribution	410	344	422	355
Total motor fuel distribution sites	1,237	1,167	1,249	1,177
Volume of gallons distributed (in thousands)
Third party	168,106	169,877	487,002	491,471
Intersegment and related party	102,235	96,312	305,247	279,649
Total volume of gallons distributed	270,341	266,189	792,249	771,120

Wholesale margin per gallon	$0.068	$0.057	$0.064	$0.056

(a)	Represents income from our equity interest in CST Fuel Supply.
(b)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income (loss) under the heading “Results of Operations—Non-GAAP Financial Measures.”
(c)	In addition, as of September 30, 2018 and 2017, respectively, we distributed motor fuel to 13 and 14 sub-wholesalers who distributed to additional sites.
(d)	The decrease in the independent dealer site count was primarily attributable to the termination or non-renewal of fuel supply contracts, a significant number of which were low margin.
(e)	The increase in the lessee dealer site count was primarily attributable to converting sites operated by DMS and commission agents to lessee dealers.
(f)	The decrease in the DMS site count was primarily attributable to converting DMS sites to lessee dealer sites.
(g)

The increase in the commission site count was primarily attributable to the 101 commission sites acquired in the Jet-Pep Assets acquisition, partially offset by the conversion of commission sites to lessee dealer sites.

(h)	The decrease in the company operated retail site count was due to divestitures mandated by FTC orders.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The results were driven by:

Motor fuel gross profit

The $3.1 million or 21% increase in motor fuel gross profit was primarily due to a 2% increase in volume driven primarily by the November 2017 Jet-Pep Assets acquisition. In addition, we realized a higher margin per gallon primarily due to increased Terms Discounts and incentives due to the increase in motor fuel prices as a result of the increase in crude oil prices. The average daily spot price of WTI crude oil increased 45% to $69.69 per barrel for the third quarter of 2018, compared to $48.18 per barrel for the third quarter of 2017. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Rent and other gross profit

Rent and other gross profit decreased $0.7 million primarily as a result of a reduction in rental income from DMS at our sites in Florida and as a result of the September 2017 divestiture of 29 sites.

Operating expenses

Operating expenses decreased $0.3 million primarily as a result of lower real estate taxes, partially offset by higher maintenance and environmental costs primarily as a result of the November 2017 Jet-Pep Assets acquisition.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The results were driven by:

Motor fuel gross profit

The $7.1 million or 16% increase in motor fuel gross profit was primarily due to a 3% increase in volume driven primarily by the November 2017 Jet-Pep Assets acquisition. In addition, we realized a higher margin per gallon primarily due to increased Terms Discounts and incentives due to the increase in motor fuel prices as a result of the increase in crude oil prices. The average daily spot price of WTI crude oil increased 36% to $66.93 per barrel for the nine months ended September 30, 2018, compared to $49.30 per barrel for the nine months ended September 30, 2017. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Rent and other gross profit

Rent and other gross profit decreased $1.4 million primarily as a result of a reduction in rental income from DMS at our sites in Florida and as a result of the September 2017 divestiture of 29 sites.

Operating expenses

Operating expenses were flat primarily as a result of lower real estate taxes, partially offset by higher maintenance and environmental costs primarily as a result of the November 2017 Jet-Pep Assets acquisition.

Retail

The following table highlights the results of operations and certain operating metrics of our Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of retail sites and per gallon amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross profit:
Motor fuel	$2,062	$2,042	$6,759	$5,281
Merchandise and services	6,467	7,008	18,643	19,558
Rent and other	1,546	1,195	4,607	3,565
Total gross profit	10,075	10,245	30,009	28,404
Operating expenses	(8,010)	(7,836)	(24,697)	(24,312)
Adjusted EBITDA(a)	$2,065	$2,409	$5,312	$4,092

Retail sites (end of period):
Commission agents(b)	175	82	175	82
Company operated retail sites(c)	63	71	63	71
Total system sites at the end of the period	238	153	238	153

Total system operating statistics:
Average retail fuel sites during the period	244	153	247	162
Motor fuel sales (gallons per site per day)	2,389	2,778	2,362	2,632
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.038	$0.052	$0.042	$0.045

Commission agents statistics:
Average retail fuel sites during the period	175	82	177	90
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.015	$0.013	$0.015	$0.011

Company operated retail site statistics:
Average retail fuel sites during the period	69	71	70	72
Motor fuel gross profit per gallon, net of credit card fees	$0.086	$0.093	$0.099	$0.083
Merchandise and services gross profit percentage, net of credit card fees	23.9%	24.7%	24.6%	24.4%

(a)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Results of Operations—Non-GAAP Financial Measures” below.
(b)

The increase in the commission site count was primarily driven by the 101 sites acquired in the November 2017 Jet-Pep Assets acquisition, partially offset by the conversion of commission sites in the Retail segment to lessee dealer sites in the Wholesale segment.

(c)	The decrease in the company operated retail site count was primarily due to divestitures mandated by FTC orders.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Gross profit decreased $0.2 million or 2% while operating expenses increased $0.2 million or 2%.

These results were impacted by:

Gross profit

•

Our motor fuel gross profit was flat attributable to a 37% increase in volume driven primarily by the November 2017 Jet-Pep Assets acquisition offset by a lower margin per gallon. We realized a lower margin per gallon as our lower retail fuel margins in our commission agent business comprise a larger percentage of our overall retail fuel margins in 2018 as compared to 2017, also due to the November 2017 Jet-Pep Assets acquisition. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•

Our merchandise and services margin decreased $0.5 million primarily as a result of converting one company operated site in the Retail segment to a lessee dealer site in the Wholesale segment and the September 2018 divestiture of the Upper Midwest sites (seven of the nine Upper Midwest Sites divested were company operated sites).

•

Our rent and other gross profit increased $0.4 million primarily due to the November 2017 Jet-Pep Assets acquisition, partially offset by the conversion of commission sites in the Retail segment to lessee dealer sites in the Wholesale segment.

Operating expenses

Operating expenses increased $0.2 million as the incremental operating expenses from the Jet-Pep Assets acquisition were partially offset by the impact of converting company operated and commission sites in the Retail segment to lessee dealer sites in the Wholesale segment and the September 2018 divestiture of the seven company operated Upper Midwest sites.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Gross profit increased $1.6 million, while operating expenses increased $0.4 million.

These results were impacted by:

Gross profit

•

Our motor fuel gross profit increased $1.5 million or 28% attributable to a 37% increase in volume driven primarily by the November 2017 Jet-Pep Assets acquisition, partially offset by a lower margin per gallon. We realized a lower margin per gallon as the increase in our retail fuel margins at our company operated sites driven by the movement in crude oil prices throughout the two periods was more than offset by the lower retail fuel margins in our commission agent business comprising a larger percentage of our overall retail fuel margins in 2018 as compared to 2017, also due to the November 2017 Jet-Pep Assets acquisition. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•

Our merchandise and services margin decreased $0.9 million primarily as a result of converting one company operated site in the Retail segment to a lessee dealer site in the Wholesale segment and the September 2018 divestiture of the seven company operated Upper Midwest sites.

•

Our rent and other gross profit increased $1.0 million primarily due to the November 2017 Jet-Pep Assets acquisition, partially offset by the conversion of commission sites in the Retail segment to lessee dealer sites in the Wholesale segment.

Operating expenses

Operating expenses increased $0.4 million as the incremental operating expenses from the Jet-Pep Assets acquisition were partially offset by the impact of converting company operated and commission sites in the Retail segment to lessee dealer sites in the Wholesale segment and the September 2018 divestiture of the seven company operated Upper Midwest sites.

Non-GAAP Financial Measures

We use non-GAAP financial measures EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio. EBITDA represents net income available to us before deducting interest expense, income taxes and depreciation, amortization and accretion expense. Adjusted EBITDA represents EBITDA as further adjusted to exclude equity funded expenses related to incentive compensation and the Amended Omnibus Agreement, gains or losses on dispositions and lease terminations, certain acquisition related costs, such as legal and other professional fees and severance expenses associated with recently acquired companies, and certain other non-cash items arising from purchase accounting. Distributable Cash Flow represents Adjusted EBITDA less cash interest expense, sustaining capital expenditures and current income tax expense. Distribution Coverage Ratio is computed by dividing Distributable Cash Flow by the weighted average diluted common units and then dividing that result by the distributions paid per limited partner unit.

EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio are used as supplemental financial measures by management and by external users of our financial statements, such as investors and lenders. EBITDA and Adjusted EBITDA are used to assess our financial performance without regard to financing methods, capital structure or income taxes and our ability to incur and service debt and to fund capital expenditures. In addition, Adjusted EBITDA is used to assess the operating performance of our business on a consistent basis by excluding the impact of items which do not result directly from the wholesale distribution of motor fuel, the leasing of real property, or the day to day operations of our retail site activities. EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio are also used to assess our ability to generate cash sufficient to make distributions to our unitholders.

We believe the presentation of EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio provides useful information to investors in assessing our financial condition and results of operations. EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio should not be considered alternatives to net income or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio have important limitations as analytical tools because they exclude some but not all items that affect net income. Additionally, because EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio may be defined differently by other companies in our industry, our definitions may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) available to limited partners	$5,175	$3,218	$(3,878)	$(1,126)
Interest expense	8,145	7,102	24,354	20,599
Income tax expense (benefit)	303	966	(2,122)	(1,686)
Depreciation, amortization and accretion expense	13,993	14,049	51,425	42,675
EBITDA	27,616	25,335	69,779	60,462
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement (a)	167	3,479	3,640	11,789
Loss (gain) on dispositions and lease terminations, net (b)	61	(2,371)	6,678	(2,013)
Acquisition-related costs (c)	735	2,570	2,709	10,279
Adjusted EBITDA	28,579	29,013	82,806	80,517
Cash interest expense	(7,839)	(6,674)	(23,127)	(19,319)
Sustaining capital expenditures (d)	(646)	(565)	(2,073)	(1,287)
Current income tax expense	(118)	(267)	(1,004)	(387)
Distributable Cash Flow	$19,976	$21,507	$56,602	$59,524
Weighted average diluted common units	34,439	33,938	34,312	33,792
Distributions paid per limited partner unit (e)	$0.5250	$0.6225	$1.6775	$1.8525
Distribution Coverage Ratio (f)	1.10x	1.02x	0.98x	0.95x

(a)

As approved by the independent conflicts committee of the Board, the Partnership and Circle K mutually agreed to settle certain amounts due under the terms of the Amended Omnibus Agreement in limited partner units of the Partnership. All charges allocated to us by Circle K under the Amended Omnibus Agreement since the first quarter of 2018 have been paid by us in cash.

(b)

In June 2018, we executed master fuel supply and master lease agreements with a third party multi-site operator of retail motor fuel stations, to which we transitioned 43 sites in Florida from DMS in the third quarter of 2018. The master fuel supply and master lease agreements have an initial 10-year term with four 5-year renewal options. During the second quarter of 2018, in connection with this transition, we accrued a $3.8 million contract termination payment, which was paid to DMS during the third quarter of 2018. Additionally, we recorded a $2.2 million charge to write off deferred rent income related to our recapture of these sites from the master lease agreement with DMS.

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

(e)

On October 24, 2018, the Board approved a quarterly distribution of $0.5250 per unit attributable to the third quarter of 2018. The distribution is payable on November 13, 2018 to all unitholders of record on November 5, 2018.

(f)

The distribution coverage ratio is computed by dividing Distributable Cash Flow by the weighted average diluted common units and then dividing that result by the distributions paid per limited partner unit.

The following table reconciles our segment Adjusted EBITDA to Consolidated Adjusted EBITDA presented in the table above (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Adjusted EBITDA - Wholesale segment	$30,022	$27,533	$86,373	$80,863
Adjusted EBITDA - Retail segment	2,065	2,409	5,312	4,092
Adjusted EBITDA - Total segment	$32,087	$29,942	$91,685	$84,955
Reconciling items:
Elimination of intersegment profit in ending inventory balance	(71)	14	(234)	20
General and administrative expenses	(4,310)	(5,994)	(13,840)	(23,731)
Other income (expense), net	104	121	287	366
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement	167	3,479	3,640	11,789
Acquisition-related costs	735	2,570	2,709	10,279
Net (loss) income attributable to noncontrolling interests	-	(4)	5	1
IDR distributions	(133)	(1,115)	(1,446)	(3,162)
Consolidated Adjusted EBITDA	$28,579	$29,013	$82,806	$80,517

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

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$57,270	$66,438
Net cash (used in) provided by investing activities	(4,941)	11,291
Net cash used in financing activities	(52,435)	(77,513)

Operating Activities

Net cash provided by operating activities decreased $9.2 million for the nine months ended September 30, 2018 compared to the same period in 2017, as the decrease in the change in operating assets and liabilities exceeded the incremental cash flow from the Jet-Pep Assets acquisition. Year over year operating cash flow was impacted, in part, by, higher net collections of receivables in the prior year period as a result of the timing of credit card settlements and pricing trends discussed elsewhere in this report. Additionally, we settled $3.3 million of omnibus charges in common units for the nine months ended September 30, 2018, whereas we settled $9.9 million of omnibus charges in common units for the same period in 2017.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as compared to the shorter settlement of receivables for fuel, rent and merchandise.

Investing Activities

For the nine months ended September 30, 2018, we received $5.0 million of proceeds on sales, largely driven by the FTC-mandated divestiture of 11 properties in the third quarter of 2018. We also incurred $10.2 million in capital expenditures. For the nine months ended September 30, 2017, we received $23.9 million of proceeds on sales, largely driven by the sale of 28 properties to DMR and two properties sold as a result of the FTC’s requirements associated with Circle K’s acquisition of CST. We also incurred $10.2 million in capital expenditures and paid a $2.8 million deposit on the Jet-Pep Assets acquisition.

Financing Activities

For the nine months ended September 30, 2018, we paid $59.0 million in distributions and made net borrowings on our credit facility of $10.5 million. For the nine months ended September 30, 2017, we paid $65.7 million in distributions and made net repayments on our credit facility of $10.0 million.

Distributions

Distribution activity for 2018 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2017	February 5, 2018	February 12, 2018	$0.6275	$21,415
March 31, 2018	May 18, 2018	May 25, 2018	0.5250	18,002
June 30, 2018	August 6, 2018	August 13, 2018	0.5250	18,084
September 30, 2018	November 5, 2018	November 13, 2018	0.5250	18,098

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

In 2015, following the acquisition of our former General Partner in 2014, we began funding expenses related to the Amended Omnibus Agreement with issuance of common units, which in 2017 alone totaled 550,516 units. While this practice allowed the Partnership to maximize distributable cash flow and increase the equity position of its General Partner, the continued weakness in the MLP market and resulting elevated yield of our common units, has made this a very expensive source of funding for its management fees. All charges allocated to us by Circle K under the Amended Omnibus Agreement since the first quarter of 2018 have been paid by us in cash.

IDRs

During the nine months ended September 30, 2018, we distributed $1.4 million to Circle K with respect to the IDRs.

Debt

As of September 30, 2018, our consolidated debt and capital lease obligations consisted of the following (in thousands):

$650 million revolving credit facility	$516,500
Capital lease obligations	25,474
Total debt and capital lease obligations	541,974
Current portion	2,254
Noncurrent portion	539,720
Deferred financing costs, net	1,645
Noncurrent portion, net of deferred financing costs	$538,075

On April 25, 2018, the credit facility was amended to:

•	Extend the maturity date from March 4, 2019 to April 25, 2020;
•	Increase the capacity from $550 million to $650 million;
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

Our revolving credit facility is secured by substantially all of our assets. Our borrowings under the revolving credit facility had a weighted-average interest rate of 4.66% as of September 30, 2018 (LIBOR plus an applicable margin, which was 2.50% as of September 30, 2018). Letters of credit outstanding at September 30, 2018 totaled $5.3 million. The amount of availability under the revolving credit facility at November 1, 2018, after taking into consideration debt covenant restrictions, was $49.2 million. In connection with future acquisitions, the revolving credit facility requires, among other things, that we have, after giving effect to such acquisitions, at least $20 million in the aggregate of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. We are required to maintain a total leverage ratio (as defined in the revolving credit facility) for the most recently completed four fiscal quarters of less than or equal to 4.50 : 1.00, except for the first four full fiscal quarters following a material acquisition, generally defined as an acquisition with a purchase price of at least $30.0 million, during which period the permitted total leverage ratio is increased to 5.00 : 1.00, and a consolidated interest coverage ratio (as defined in the revolving credit facility) of greater than or equal to 2.75 : 1.00. Since the November 2017 Jet-Pep Assets acquisition qualified as a material acquisition, the maximum leverage ratio applicable to the quarter ended September 30, 2018 was 5.00 : 1.00. The computation of our total leverage ratio allows for a pro forma application of the consolidated EBITDA (as defined in the revolving credit facility) of acquired entities. As of September 30, 2018, we were in compliance with these financial covenant ratios.

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

The following table outlines our consolidated capital expenditures and acquisitions for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Sustaining capital	$2,073	$1,287
Growth	8,144	8,888
Acquisitions	485	2,779
Total capital expenditures and acquisitions	$10,702	$12,954

Other Matters Impacting Liquidity and Capital Resources

Concentration of Customers

For the nine months ended September 30, 2018, we distributed approximately 12% of our total wholesale distribution volumes to DMS and DMS accounted for approximately 17% of our rental income. For the nine months ended September 30, 2018, we distributed 7% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and received 20% of our rental income from Circle K. For more information regarding transactions with DMS and Circle K, see Note 7 of the consolidated financial statements.

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

We expect our interest expense to increase in 2018 based on incremental borrowings to fund the November 2017 Jet-Pep Assets acquisition and the increase in interest rates throughout 2017 and 2018. This impact is partially offset by the reduction in interest rates effective with the April 25, 2018 amendment of the credit facility.

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

As part of our business strategy with Circle K, we intend, when favorable market conditions exist and pending approval by the Board’s independent conflicts committee, our Board and the Couche-Tard Board, as applicable, to purchase assets from Circle K, which could include retail convenience sites of Circle K with the intent to convert them to lessee dealer sites.

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

Interest Rate Risk

As of September 30, 2018, we had $516.5 million outstanding on our revolving credit facility. Our outstanding borrowings bear interest at LIBOR plus an applicable margin, which was 2.50% at September 30, 2018. Our borrowings had a weighted-average interest rate at September 30, 2018 of 4.66%. A one percentage point change in our average rate would impact annual interest expense by approximately $5.2 million.

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

Effective November 1, 2018, we amended our contract with Circle K such that our cost is based on a rack-based price, which reduces our exposure to price fluctuations inherent in the previous pricing methodology. We will be rebranding substantially all these sites to a major fuel supplier and anticipate a positive impact on volume and fuel margin.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Sixth Amendment to the Third Amended and Restated Credit Agreement dated July 27, 2018 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2018

10.2 *	Form of Lehigh Gas Partners 2012 Incentive Award Plan Award Agreement for Phantom Performance Units for Executive Officers and Employees

31.1 *	Certification of Principal Executive Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 *	Certification of Principal Financial Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*†	Certification of Principal Executive Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

32.2*†	Certification of Principal Financial Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

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

Date: November 6, 2018