Form 10-K
period 2018-12-31
CrossAmerica Partners LP
filed 2019-02-26
CIK 1538849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $326.3 million based on the last sales price quoted as of June 29, 2018 on the New York Stock Exchange, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 20, 2019, the registrant had outstanding 34,444,113 common units.

Documents Incorporated by Reference: None.

PART I

COMMONLY USED DEFINED TERMS

The following is a list of certain acronyms and terms generally used in the industry and throughout this document:

CrossAmerica Partners LP and subsidiaries:

CrossAmerica Partners LP	CrossAmerica, the Partnership, we, us, our

LGP Operations LLC	a wholly owned subsidiary of the Partnership

LGW	Lehigh Gas Wholesale LLC

LGPR	LGP Realty Holdings LP

LGWS	Lehigh Gas Wholesale Services, Inc. and subsidiaries

CrossAmerica Partners LP related parties:

Circle K	Circle K Stores Inc., a Texas corporation, and a wholly owned subsidiary of Couche-Tard

Couche-Tard	Alimentation Couche-Tard Inc. (TSX: ATD.A ATD.B)
Couche-Tard Board	the Board of Directors of Couche-Tard

CST	CST Brands, LLC and subsidiaries, indirectly owned by Circle K

CST Fuel Supply	CST Fuel Supply LP is the parent of CST Marketing and Supply, indirectly owned by Circle K. As of December 31, 2018, our total limited partner interest in CST Fuel Supply was 17.5%.

CST Marketing and Supply

CST Marketing and Supply, LLC, indirectly owned by Circle K. It is CST’s wholesale motor fuel supply business, which provides wholesale fuel distribution to the majority of CST’s legacy U.S. retail convenience stores on a fixed markup per gallon.

CST Services	CST Services LLC, a wholly owned subsidiary of Circle K

DMI	Dunne Manning Inc. (formerly Lehigh Gas Corporation), an entity affiliated with Joseph V. Topper, Jr., a member of the Board, a related party and large holder of our common units

DMR	Dunne Manning Realty LP, an entity affiliated with Joseph V. Topper, Jr., a member of the Board and a related party and large holder of our common units

DMS

Dunne Manning Stores LLC (formerly known as Lehigh Gas-Ohio, LLC), an entity affiliated with the family of Joseph V. Topper, Jr., a member of the Board, a related party and large holder of our common units. DMS is an operator of retail motor fuel stations. DMS leases retail sites from us in accordance with a master lease agreement and purchases substantially all of its motor fuel for these sites from us on a wholesale basis under rack plus pricing. The financial results of DMS are not consolidated with ours.

General Partner	CrossAmerica GP LLC, the General Partner of CrossAmerica, a Delaware limited liability company, indirectly owned by Circle K

Topper Group	Joseph V. Topper, Jr., collectively with those of his affiliates and family trusts that have ownership interests in our Predecessor Entity, including DMI

Topstar	Topstar Enterprises, an entity affiliated with Joseph V. Topper, Jr. Topstar is an operator of convenience stores that leases retail sites from us but does not purchase fuel from us.

Recent Acquisitions:

Erickson Nice N Easy Assets	The assets acquired from Erickson Oil Products, Inc., acquired in February 2015 The assets acquired from Nice N Easy Grocery Shoppes in November 2014

Landmark Assets	The assets acquired from Landmark Industries in January 2015

Franchised Holiday Stores	The franchised Holiday stores acquired in March 2016

State Oil Assets	The assets acquired from State Oil Company in September 2016

Jet-Pep Assets	The assets acquired from Jet-Pep, Inc. in November 2017

Other Defined Terms:

Amended Omnibus Agreement

The Amended and Restated Omnibus Agreement, dated October 1, 2014, as amended on January 1, 2016 and February 1, 2018 by and among CrossAmerica, the General Partner, DMI, DMS, CST Services and Joseph V. Topper, Jr., which amends and restates the original omnibus agreement that was executed in connection with CrossAmerica’s initial public offering on October 30, 2012. The terms of the Amended Omnibus Agreement were approved by the conflicts committee of the Board. Pursuant to the Amended Omnibus Agreement, CST Services agrees, among other things, to provide, or cause to be provided, to the Partnership certain management services.

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

DTW	Dealer tank wagon contracts, which are variable cent per gallon priced wholesale motor fuel distribution or supply contracts; DTW also refers to the pricing methodology under such contracts

EBITDA	Earnings before interest, taxes, depreciation, amortization and accretion, a non-GAAP financial measure

EICP	The Partnership’s Lehigh Gas Partners LP Executive Income Continuity Plan, as amended

Exchange Act	Securities Exchange Act of 1934, as amended

ExxonMobil	ExxonMobil Corporation

FASB	Financial Accounting Standards Board

Form 10-K	CrossAmerica’s Annual Report on Form 10-K for the year ended December 31, 2018

FTC	U.S. Federal Trade Commission

Getty Lease

In May 2012, the Predecessor Entity, which represents the portion of the business of DMI and its subsidiaries and affiliates contributed to the Partnership in connection with the IPO, entered into a 15-year master lease agreement with renewal options of up to an additional 20 years with Getty Realty Corporation.

GP Purchase	CST’s purchase from DMI of 100% of the membership interests in the sole member of the General Partner

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

Predecessor Entity	Wholesale distribution business of DMS and real property and leasehold interests contributed to the Partnership in connection with the IPO

Retail site	A general term to refer to convenience stores, including those operated by commission agents, independent dealers, Circle K, DMS or lessee dealers, as well as company operated sites

RIN	Renewable identification number, an identifier used by governmental agencies to track a specific batch of renewable fuel

SEC	U.S. Securities and Exchange Commission

Tax Cuts and Jobs Act	On December 22, 2017, the U.S. government enacted tax legislation formally known as Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward-looking statements, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, credit ratings, distribution growth, potential growth opportunities, potential operating performance improvements, potential improvements in return on capital employed, the effects of competition and the effects of future legislation or regulations. You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “guidance,” “outlook,” “effort,” “target” and similar expressions. Such statements are based on our current plans and expectations and involve risks and uncertainties that could potentially affect actual results. These forward-looking statements include, among other things, statements regarding:

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

In general, we based the forward-looking statements included in this report on our current expectations, estimates and projections about our company and the industry in which we operate. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties we cannot predict. We anticipate that subsequent events and market developments will cause our estimates to change. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors, including the following:

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

ITEM 1. BUSINESS

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

Our principal executive office address is 600 Hamilton Street, Suite 500, Allentown, PA 18101, and our telephone number is (610) 625-8000. Our common units trade on the NYSE under the ticker symbol “CAPL.”

The financial statements reflect the consolidated results of the Partnership and its wholly owned subsidiaries. Our primary operations are conducted by the following consolidated wholly owned subsidiaries:

•	LGW, which distributes motor fuels on a wholesale basis and generates qualifying income under Section 7704(d) of the Internal Revenue Code;
•	LGPR, which functions as the real estate holding company of CrossAmerica and holds assets that generate qualifying rental income under Section 7704(d) of the Internal Revenue Code; and
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

We conduct our business through two operating segments, Wholesale and Retail. As of December 31, 2018, we distributed motor fuel to over 1,200 sites located in 31 states (Alabama, Arkansas, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Vermont, Virginia, West Virginia and Wisconsin).

Available Information

Our internet website is www.crossamericapartners.com. Information on this website is not part of this Form 10-K. Annual reports on our Form 10-K, quarterly reports on our Form 10-Q and our current reports on Form 8-K filed with (or furnished to) the SEC are available on this website under the “Investor Relations” tab and are free of charge, soon after such material is filed or furnished. In this same location, we also post our corporate governance guidelines, code of ethics and business conduct and the charters of the committees of our Board. These documents are available in print to any Couche-Tard unitholder that makes a written request to CrossAmerica Partners L.P. Attn: Corporate Secretary, 600 Hamilton Street, Suite 500, Allentown, Pennsylvania 18101.

Couche-Tard’s internet web site is corpo.couche-tard.com/en. Information on this website is not part of this Form 10-K. Annual and quarterly reports are available on this website free of charge. In this same location, Couche-Tard also posts its corporate governance guidelines, code of ethics and conduct and a description of the committees of the Couche-Tard Board. These documents are available in print to any stockholder that makes a written request to Alimentation Couche-Tard, Inc. Attn: Corporate Secretary, 4204 Industrial Boulevard, Laval, Quebec, Canada H7L 0E3.

Operations

Wholesale Segment

Our primary operation is the wholesale distribution of motor fuel. Our Wholesale segment generated 2018 revenues of $2.2 billion. We are one of the ten largest independent distributors by motor fuel volume in the United States for ExxonMobil, BP and Shell, and we also distribute Chevron, Sunoco, Valero, Gulf, Citgo, Marathon and Phillips 66-branded motor fuels (approximately 81% of the motor fuel we distributed during 2018 was branded). We receive a fixed mark-up per gallon of motor fuel on approximately 82% of gallons sold to our customers. The remaining gallons are primarily DTW priced contracts with our customers. These contracts provide for variable, market-based pricing. An increase in DTW gross profit results from the acquisition cost of wholesale motor fuel declining at a faster rate as compared to the rate that retail motor fuel prices decline. Conversely, our DTW motor fuel gross profit declines when the cost of wholesale motor fuel increases at a faster rate as compared to the rate that retail motor fuel prices increase.

Regarding our supplier relationships, a majority of our total gallons of motor fuel purchased are subject to discounts for prompt payment and other rebates and incentives, which are recorded within cost of sales. Prompt payment discounts are based on a percentage of the purchase price of motor fuel. As such, the dollar value of these discounts increases and decreases corresponding with motor fuel prices. Therefore, in periods of lower wholesale motor fuel prices, our gross profit is negatively affected, and, in periods of higher wholesale motor fuel prices, our gross profit is positively affected (as it relates to these discounts). Based on our current volumes, we estimate a $10 per barrel change in the price of crude oil would impact our overall annual wholesale motor fuel gross profit by approximately $2 million related to these payment discounts.

The following table highlights the aggregate volume of motor fuel distributed by our Wholesale segment to each of our principal customer groups (in millions):

	Gallons of Motor Fuel Distributed Year Ended December 31,			Wholesale Fuel Distribution Sites End of Year
	2018	2017	2016	2018	2017	2016
Independent dealers (a)	331.4	346.2	362.3	362	384	403
Lessee dealers	322.1	309.6	268.4	500	438	420
DMS	115.4	138.4	164.6	86	146	153
Circle K	70.4	78.1	78.9	43	43	43
Commission agents	140.7	86.3	75.7	170	181	95
Company operated retail sites	67.3	73.4	84.7	63	70	73
Total	1,047.3	1,032.0	1,034.6	1,224	1,262	1,187

(a)	Gallons distributed to independent dealers include gallons distributed to sub-wholesalers and commercial accounts, which are not included in the site counts reported above.

Independent Dealer Sites

•	The independent dealer owns or leases the property and owns all motor fuel and convenience store inventory.
•	We contract to exclusively distribute motor fuel to the independent dealer at a fixed mark-up per gallon or, in some cases, DTW.
•	Distribution contracts with independent dealers are typically seven to 10 years in length.
•	As of December 31, 2018, the average remaining distribution contract term was 5.5 years.

Lessee Dealer Sites

•	We own or lease the property and then lease or sublease the site to a dealer.
•	The lessee dealer owns all motor fuel and retail site inventory and sets its own pricing and gross profit margins.
•	We collect wholesale motor fuel margins at a fixed mark-up per gallon or, in some cases, DTW.
•	Under our distribution contracts, we agree to supply a particular branded motor fuel or unbranded motor fuel to a site or group of sites and arrange for all transportation.
•	Exclusive distribution contracts with dealers who lease property from us run concurrent in length to the retail site’s lease period (generally three to 10 years).
•	Leases are generally triple net leases.
•	As of December 31, 2018, the average remaining lease agreement term was 4.2 years.

DMS Sites

•	We own or lease the property and then lease or sublease the site to DMS.
•	We entered into a 15-year motor fuel distribution agreement with DMS pursuant to which we distribute to DMS motor fuel at a fixed mark-up per gallon.
•	We entered into 15-year triple-net lease agreements with DMS pursuant to which DMS leases sites from us.
•	DMS owns motor fuel and retail site inventory and sets its own pricing and gross profit margin.
•	As of December 31, 2018, the average remaining term on our motor fuel distribution agreements with DMS was 8.8 years. The average remaining term on our lease agreements with DMS was 9.5 years.

Circle K Sites

•

In conjunction with the joint acquisitions of Nice N Easy Assets in 2014 and Landmark Assets with CST and the purchase of NTIs by us from CST in 2015, we own the property and lease the retail sites to Circle K. With respect to the Nice N Easy Asset and Landmark Asset acquisitions, we also entered into a 10-year motor fuel distribution agreement with CST, pursuant to which we distribute motor fuels to Circle K at a fixed mark-up per gallon.

•	We lease sites to Circle K under a 10-year triple-net master lease agreement.
•	Circle K owns all motor fuel and retail site inventory and sets its own pricing and gross profit margin.
•	As of December 31, 2018, the remaining term on our fuel distribution agreement with Circle K was 5.9 years. The average remaining term on our lease agreements with Circle K was 6.1 years.

Rental Income

We also generate revenues through leasing or subleasing our real estate. We own or lease real and personal property and we lease or sublease that property to tenants, the substantial majority of which are wholesale customers as described above. As such, we manage our real estate leasing activities congruently with our Wholesale segment. We own approximately 59% of our properties that we lease to our dealers or utilize in our retail business. Our lease agreements with third party landlords have an average remaining lease term of 6.6 years as of December 31, 2018. Not all of the rental income we earn is a qualifying source of income under Section 7704(d) of the Internal Revenue Code. Rental income from Circle K is not qualifying income under Section 7704(d) of the Internal Revenue Code.

The following table presents rental income (in millions), including rental income from commission agents that is included in the Retail segment, and the number of sites from which rental income was generated:

	Rental Income Year Ended December 31,			Sites from which Rental Income was Generated End of Year
	2018	2017	2016	2018	2017	2016
Total	$85.6	$86.3	$80.6	880	885	810

CST Fuel Supply

In 2015, we purchased a 17.5% limited partner interest in CST Fuel Supply. We receive pro rata distributions from CST Fuel Supply related to CST Marketing and Supply’s distribution of motor fuel to the majority of CST’s legacy U.S. retail sites.

Retail Segment

Our Retail segment generated 2018 revenues of $652 million. We own or lease and operate retail sites. Subsequent to an acquisition, we evaluate the eventual long-term operation of each retail site acquired: (a) to be converted into a lessee dealer or (b) other strategic alternatives, including selling the site to Circle K for them to operate as a retail site. By converting retail sites into lessee dealers, we continue to benefit from motor fuel distribution volumes as well as rental income from lease or sublease arrangements while reducing operating expenses. As of December 31, 2018, we continue to operate 63 retail sites.

Commission Sites

•	We own or lease the property and then lease or sublease the site to the commission agent, who pays rent to us and operates all the non-fuel related operations at the sites for its own account.
•	We own the motor fuel inventory, set the motor fuel pricing and generate revenue from the retail sale of motor fuels to the end customer.
•	We pay the commission agent a commission for each gallon of motor fuel sold.
•

LGW distributes motor fuel on a wholesale basis to LGWS, which owns the motor fuel inventory and distributes motor fuel to commission sites. LGW records qualifying wholesale motor fuel distribution gross income and LGWS records the non-qualifying retail gross income.

•	As of December 31, 2018, the average remaining motor fuel distribution and lease agreement term was 1.2 years.

Company Operated Sites

•	We own or lease the property, operate the retail site and retain all profits from motor fuel and retail site operations.
•	We own the motor fuel inventory and set the motor fuel pricing.
•

We maintain inventory from the time of the purchase of motor fuel from third party suppliers until the retail sale to the end customer. On average, we maintain approximately 5-days’ worth of motor fuel sales in inventory at each site.

•

LGW distributes on a wholesale basis all of the motor fuel required by our company operated sites to LGWS, which owns the motor fuel inventory and distributes motor fuel to retail customers. LGW records qualifying wholesale motor fuel distribution gross income and LGWS records the non-qualifying retail distribution gross income.

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

Our business strategy to achieve our objective of paying and, over time, increasing our quarterly cash distributions, is focused on the following key initiatives:

•

Expand within and beyond our existing markets through acquisitions, either on our own or as joint acquisitions with Circle K, as demonstrated by the Jet-Pep Assets acquisition. Since our IPO and through February 20, 2019, we have completed acquisitions for a total of approximately 600 fee and leasehold sites for total consideration of approximately $1.0 billion;

•	Optimize our value chain by leveraging the combined scale and strength of Circle K to gain procurement synergies with our vendors;
•	Enhance our real estate business’ cash flows by owning or leasing sites in prime locations;
•	Increase our Wholesale segment by expanding market share and growing rental income over time;
•	Maintain strong relationships with major integrated oil companies and refiners;
•	Convert company operated retail sites to lessee dealer sites to provide for more stable cash flows and maximize qualifying income; and

•

Similar to the transaction described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Asset Exchange Transaction with Circle K,” we intend, when favorable market conditions exist and subject to required approvals, including approval by the Board’s independent conflicts committee, to purchase certain assets from Circle K on mutually agreeable terms, which could include a portion of the independent dealer and lessee dealer wholesale business of Circle K and certain non-core retail convenience sites of Circle K with the intent to convert them to lessee dealer sites.

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

Supplier Arrangements

We distribute Branded Motor Fuel under the Exxon, Mobil, BP, Shell, Chevron, Sunoco, Valero, Gulf, Citgo, Marathon and Phillips 66 brands to our customers. Branded Motor Fuels are purchased directly or indirectly through Circle K from major integrated oil companies and refiners under supply agreements. For 2018, our Wholesale segment purchased approximately 26%, 26% and 13% of its motor fuel from ExxonMobil, BP and Motiva, respectively. We purchase the motor fuel at the supplier’s applicable terminal rack price, which typically changes daily. Certain suppliers offer volume rebates or incentive payments to drive volumes and provide an incentive for branding new locations. Certain suppliers require that all or a portion of any such incentive payments be repaid to the supplier in the event that the sites are rebranded within a stated number of years. We also purchase unbranded motor fuel for distribution at a rack price. As of December 31, 2018, our supply agreements had a weighted-average remaining term of approximately 6.2 years.

From the time of the November 2017 Jet-Pep Assets acquisition through October 31, 2018, we purchased motor fuel for our Jet-Pep Assets from Circle K at Circle K’s cost plus terminal and administration fees of $0.015 per gallon. Circle K’s cost to supply these sites included price fluctuations associated with index-based motor fuel pricing for pipeline delivery and the generation and sale of RINs. Effective November 1, 2018, we amended our contract with Circle K such that our cost is based on a rack-based price, which reduces our exposure to price fluctuations inherent in the previous pricing methodology. We are in the process of rebranding substantially all of these sites to a major fuel supplier and anticipate a positive impact on volume and fuel margin.

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

Environmental Laws and Regulations

We are subject to extensive federal, state and local environmental laws and regulations, including those relating to USTs, the release or discharge of materials into the air, water and soil, waste management, pollution prevention measures, storage, handling, use and disposal of hazardous materials, the exposure of persons to hazardous materials, greenhouse gas emissions, and characteristics, composition, storage and sale of motor fuel and the health and safety of our employees. We incorporate by reference into this section our disclosures included in Note 2 under the captions “Environmental Matters” and “Asset Retirement Obligations” and Note 11 under the caption “Asset Retirement Obligations” to the financial statements.

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

Employees

The General Partner manages our operations and activities, Under the Amended Omnibus Agreement, employees of Circle K provide management services to us. As of December 31, 2018, pursuant to the Amended Omnibus Agreement, 92 employees of Circle K provided substantial management services to us.

As of December 31, 2018, we had 548 employees who provide services to our Retail segment, all of whom are employed by one of our subsidiaries.

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

The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	demand for motor fuel products in the markets we serve, including seasonal fluctuations, and the margin per gallon we earn selling and distributing motor fuel;
•	the wholesale price of motor fuel and its impact on the payment discounts we receive;
•	seasonal trends in the industries in which we operate;
•	supply, and the impact that severe storms could have to our suppliers’ and customers’ operations;
•	competition from other companies that sell motor fuel products or operate retail sites in our targeted market areas;

•	the inability to identify and acquire suitable sites or to negotiate acceptable leases for such sites;
•	the potential inability to obtain adequate financing to fund our expansion;
•	the level of our operating costs, including the amount and manner in which payments to Circle K and our General Partner are made under the Amended Omnibus Agreement;
•	prevailing economic conditions;
•	regulatory actions affecting the supply of or demand for motor fuel, our operations, our existing contracts or our operating costs; and
•	volatility of prices for motor fuel.

In addition, the actual amount of cash we will have available for distribution will depend on other factors such as:

•	the level and timing of capital expenditures we make;
•	the restrictions contained in our credit facility;
•	our debt service requirements and other liabilities;
•	the cost of acquisitions, if any;
•	fluctuations in our working capital needs;
•	our ability to borrow under our credit facility and access capital markets on favorable terms, or all; and
•	the amount, if any, of cash reserves established by our General Partner in its discretion.

Incurring additional debt may significantly increase our interest expense and financial leverage and issuing additional limited partner interests may result in significant unitholder dilution and would increase the aggregate amount of cash required to maintain the cash distribution rate which could materially decrease our ability to pay distributions. Consequently, there is no guarantee that we will distribute quarterly cash distributions to our unitholders in any quarter.

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

If we are unable to make acquisitions on economically acceptable terms, our future growth and ability to increase distributions to unitholders will be limited. In addition, if we consummate any future acquisitions, our capitalization and results of operations may change significantly. We may also consummate acquisitions, which at the time of consummation we believe will be accretive, but ultimately may not be accretive and may in fact result in a decrease in distributable cash flow per unit as a result of incorrect assumptions in our evaluation of such acquisitions, unforeseen consequences, or other external events beyond our control. If any of these events occurred, our future growth could be adversely affected.

Any acquisitions are subject to substantial risks that could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

Any acquisitions involve potential risks, including, among other things:

•

the validity of our assumptions about revenues, demand, capital expenditures and operating costs of the acquired business or assets, as well as assumptions about achieving synergies with our existing business;

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

•	a failure to realize anticipated benefits, such as increased available distributable cash flow, an enhanced competitive position or new customer relationships;
•	the inability to timely and effectively integrate the operations of recently acquired businesses or assets, particularly those in new geographic areas or in new lines of business;
•	unforeseen difficulties operating in new and existing product areas or new and existing geographic areas;
•	a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity to finance the acquisition;
•	the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges;
•	performance from the acquired assets and businesses that is below the forecasts we used in evaluating the acquisition;
•	a significant increase in our working capital requirements;
•	competition in our targeted market areas;
•	customer or key employee loss from the acquired businesses and the inability to hire, train or retain qualified personnel to manage and operate such acquired businesses; and
•	diversion of our management’s attention from other business concerns.

In addition, our ability to purchase or lease additional sites involves certain potential risks, including the inability to identify and acquire suitable sites or to negotiate acceptable leases or subleases for such sites and difficulties in adapting our distribution and other operational and management systems to an expanded network of sites.

Our reviews of businesses or assets proposed to be acquired are inherently imperfect because it generally is not practicable to perform a perfect review of businesses and assets involved in each acquisition. Even a detailed review of assets and businesses may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the assets or businesses to fully assess their deficiencies and potential. For example, inspections may not always be performed on every asset, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of our funds and other resources toward the acquisition of certain businesses or assets.

Given Couche-Tard’s size and the magnitude of its acquisitions and our joint acquisitions with them, we may be subject to FTC review and be required to divest sites even in transactions with which we are not involved.

One of our business strategies is to expand within and beyond our existing locations through acquisitions, either on our own or through joint acquisitions with Couche-Tard. The FTC may review these acquisitions and, in certain cases, we or Couche-Tard may enter into consent decrees to address the FTC’s competitive concerns, including by divesting sites. The FTC may not view us as an independent competitor of Couche-Tard for purposes of its substantive antitrust analysis. As a result, FTC consent decrees may require us to make divestitures, even if the transaction is solely a Couche-Tard acquisition. Further, the possibility of an extended FTC review, which may result in divestiture requests may render potential acquisitions uneconomic or put us at a disadvantage as compared to other bidders. In addition, FTC reviews are costly, potentially adding significant transaction costs, and may negatively impact or delay the execution of our acquisition strategy.

Volatility in crude oil and wholesale motor fuel costs affect our business, financial condition and results of operations and our ability to make distributions to unitholders.

For 2018, motor fuel revenues accounted for 92% of our total revenues and motor fuel gross profit accounted for 46% of total gross profit. Wholesale motor fuel costs are directly related to, and fluctuate with, the price of crude oil. Volatility in the price of crude oil, and subsequently wholesale motor fuel prices, is caused by many factors, including general political, regulatory and economic conditions, acts of war or terrorism, instability in oil producing regions, particularly in the Middle East and South America, and the value of U.S. dollars relative to other foreign currencies, particularly those of oil producing nations. In addition, the supply of motor fuel and our wholesale purchase costs could be adversely affected in the event of a shortage or oversupply of product, which could result from, among other things, interruptions of fuel production at oil refineries, new supply sources, sustained increases or decreases in global demand or the fact that our motor fuel contracts do not guarantee an uninterrupted, unlimited supply of motor fuel.

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

The markets for distribution of wholesale motor fuel and the sale of retail motor fuel are highly competitive and fragmented, which results in narrow margins. We have numerous competitors, and some may have significantly greater resources and name recognition than we do. We rely on our ability to provide value added reliable services and to control our operating costs to maintain our margins and competitive position. If we were to fail to maintain the quality of our services, any or all of our wholesale customers could choose alternative distribution sources and retail customers could purchase from other retailers, each decreasing our margins. Furthermore, there can be no assurance that major integrated oil companies will not decide to distribute their own products in direct competition with us or that large wholesale customers will not attempt to buy directly from the major integrated oil companies. The occurrence of any of these events could have a material adverse effect on our business, results of operations and our ability to make distributions to our unitholders.

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

New entrants or increased competition in the convenience store industry could result in reduced gross profits.

We compete with numerous other convenience store chains, independent convenience stores, supermarkets, drugstores, discount warehouse clubs, motor fuel service stations, mass merchants, fast food operations and other similar retail outlets. Several non-traditional retailers, including supermarkets and club stores, compete directly with convenience stores.

General economic, financial and political conditions that are largely out of our control could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

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

Examples of other general economic, financial and political conditions could include:

•	a general or prolonged decline in, or shocks to, regional or broader macro-economics;
•

regulatory changes that could impact the markets in which we operate, such as immigration or trade reform laws or regulations prohibiting or limiting hydraulic fracturing, which could reduce demand for our goods and services or lead to pricing, currency, or other pressures; and

•	deflationary economic pressures, which could hinder our ability to operate profitably in view of the challenges inherent in making corresponding deflationary adjustments to our cost structure.

The nature of these types of risks, which are often unpredictable, makes them difficult to plan for, or otherwise mitigate, and they are generally uninsurable, which compounds their potential impact on our business.

Terrorist attacks and threatened or actual war may adversely affect our business.

Our business is affected by general economic conditions and fluctuations in consumer confidence and spending, which can decline as a result of numerous factors outside of our control. Terrorist attacks or threats, whether within the United States or abroad, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions impacting our suppliers or our customers may adversely impact our operations. Specifically, strategic targets such as energy related assets may be at greater risk of future terrorist attacks than other targets in the United States. These occurrences could have an adverse impact on energy prices, including prices for motor fuels, and an adverse impact on our operations. Any or a combination of these occurrences could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

Changes in consumer behavior and travel as a result of changing economic conditions, labor strikes or otherwise could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

In the retail motor fuel industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for commercial truck traffic and trends in travel and weather. Changes in economic conditions generally, or in the regions in which we operate, could adversely affect consumer spending patterns and travel in our markets. In particular, weakening economic conditions may result in decreases in miles driven and discretionary consumer spending and travel, which affect spending on motor fuel and convenience items. In addition, changes in the types of products and services demanded by consumers or labor strikes in the construction industry or other industries that employ customers who visit our stores, may adversely affect our sales and gross profit. Additionally, negative publicity or perception surrounding motor fuel suppliers could adversely affect reputation and brand image, which may negatively affect our motor fuel sales and gross profit. Similarly, advanced technology and increased use of hybrid cars or cars using alternative fuels would reduce demand for motor fuel. Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demands and preferences while continuing to sell products and services that remain relevant to the consumer and thus generally have a positive impact overall merchandise gross profit.

We are subject to extensive government laws and regulations concerning store merchandise items and operations, and the cost of compliance with such laws and regulations can be material.

Our business and properties are subject to extensive local, state and federal governmental laws and regulations relating to, among other things, the sale of alcohol, tobacco and money orders, and public accessibility requirements. The cost of compliance with these laws and regulations can have a material adverse effect on our operating results and financial condition. In addition, failure to comply with local, state, provincial and federal laws and regulations to which our operations are subject may result in penalties and costs that could adversely affect our business and our operating results.

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

Further, the Affordable Care Act and related reforms make and will continue to make sweeping and fundamental changes to the U.S. health care system. This law requires us to provide additional health insurance benefits to the employees providing services to us, or health insurance coverage to additional employees, and as a result may increase our costs and expenses. In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations. This includes potential changes in tax laws or the interpretation of tax laws relating to incentive compensation such as profit interests. Changes in such legislation, regulation or interpretation could have an adverse effect on our incentive compensation structures, which could affect our ability to recruit, develop and retain talented executives and could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

Our operations are subject to a variety of environmental laws and regulations, including those relating to emissions to the air (such as the federal Clean Air Act), discharges into water (such as the federal Clean Water Act), releases of hazardous and toxic substances and remediation of contaminated sites (such as the Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”)), and similar state and local laws and regulations.

Under CERCLA, we may, as the owner or operator, be liable for the costs of removal or remediation of contamination at our current locations or our former locations, whether or not we knew of, or were responsible for, the presence of such contamination. In particular, as an owner and operator of motor fueling stations, we face risks relating to petroleum product contamination that other retail site operators not engaged in such activities would not face. The remediation costs and other costs required to clean up or treat contaminated sites could be substantial. Contamination on and from our current or former locations may subject us to liability to third parties or governmental authorities for injuries to persons, property or natural resources and may adversely affect our ability to sell or rent our properties or to borrow money using such properties as collateral.

CERCLA also provides that persons who dispose of or arrange for the disposal or treatment of hazardous or toxic substances at third party sites may also be liable for the costs of removal or remediation of such substances at these disposal sites although such sites are not owned by such persons. Our current and historic operation of many locations and the disposal of contaminated soil and groundwater wastes generated during cleanups of contamination at such locations could expose us to such liability.

Pursuant to the Resource Conservation and Recovery Act of 1976, as amended, the EPA has established a comprehensive regulatory program for the detection, prevention, investigation and cleanup of leaking underground storage tanks. State or local agencies are often delegated the responsibility for implementing the federal program or developing and implementing equivalent state or local regulations. Compliance with existing and future environmental laws regulating such tanks and systems may require significant expenditures. We pay fees to state “leaking UST” trust funds in states where they exist. These state trust funds are expected to pay or reimburse us for remediation expenses related to contamination associated with USTs subject to their jurisdiction. Such payments are always subject to a deductible paid by us, specified per incident caps and specified maximum annual payments, which vary among the funds.

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

Motor fuel operations present risks of soil and groundwater contamination. In the future, we may incur substantial expenditures for remediation of contamination that has not been discovered at existing locations or locations which we may acquire. We regularly monitor our facilities for environmental contamination and record liabilities on our financial statements to cover potential environmental remediation and compliance costs when probable to occur and reasonably estimable. However, we can make no assurance that the liabilities we have recorded are the only environmental liabilities relating to our current and former locations, that material environmental conditions not known to us do not exist, that future laws or regulations will not impose material environmental liability on us or that our actual environmental liabilities will not exceed our reserves. In addition, failure to comply with any environmental regulations, including the Clean Air Act, the Clean Water Act or CERCLA, or an increase in regulations could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

Laws, regulations, technological, political and scientific developments regarding climate change and fuel efficiency may decrease demand for motor fuel.

Developments aimed at reducing greenhouse gas emissions’ contribution to climate change may decrease the demand or increase the cost for our major product, petroleum-based motor fuel. Attitudes toward this product and its relationship to the environment may significantly affect our effectiveness in marketing our product and sales. Government efforts to steer the public toward non-petroleum-based fuel dependent modes of transportation may foster a negative perception toward motor fuel or increase costs for our product, thus affecting the public’s attitude toward our major product. New technologies that increase fuel efficiency or offer alternative vehicle power sources or laws or regulations to increase fuel efficiency, reduce consumption or offer alternative vehicle power sources may result in decreased demand for petroleum-based motor fuel. A number of new legal incentives, regulatory requirements and executive initiatives, including the Clean Power Plan (“CPP”), the Affordable Clean Energy (“ACE”) rule that the Environmental Protection Agency (the “EPA”) has proposed to replace the CPP, and various government subsidies such as the extension of certain tax credits for renewable energy, have made these alternative forms of energy more competitive. We may also incur increased costs for our product, which we may not be able to pass along to our customers. These developments could potentially have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, operating results and financial condition.

The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements, such as the U.S.-Mexico-Canada Agreement and NAFTA. It has also initiated tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. In response, certain foreign governments have imposed retaliatory tariffs on goods that their countries import from the U.S. Changes in U.S. trade policy could result in one or more foreign governments adopting responsive trade policies that make it more difficult or costly for us to do business in or import our products from those countries. This in turn could require us to increase prices to our customers, which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

We cannot predict the extent to which the U.S. or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, operating results and financial condition.

Unfavorable weather conditions could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

Our retail sites are located in regions throughout the U.S. that are susceptible to certain severe weather events, such as hurricanes, flooding, severe thunderstorms, snowstorms, tornadoes and extreme heat and cold. Inclement weather conditions could damage our facilities, our suppliers or could have a significant impact on consumer behavior, travel and retail site traffic patterns, as well as our ability to operate our retail sites. We could also be affected by regional occurrences, such as energy shortages or increases in energy prices, fires or other natural disasters. Besides these more obvious consequences of severe weather, our ability to insure these locations and the related cost of such insurance could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

Additionally, many studies have discussed the relationship between GHG emissions and climate change. One con-sequence of climate change noted in many of these reports is the increased severity of extreme weather, such as increased hurricanes and floods. Such events could adversely affect our operations through water damage, powerful winds or increased costs for insurance. Climate change also continues to attract considerable public and scientific attention. Recently, litigation has been filed against companies in the energy industry related to climate change. Should such suits succeed, we could face additional compliance costs or litigation risks.

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

ExxonMobil, BP and Motiva collectively supplied approximately 65% of our motor fuel purchases in 2018. We purchased approximately 26%, 26% and 13% of our motor fuel from ExxonMobil, BP and Motiva, respectively. A change of motor fuel suppliers, a disruption in supply or a significant change in pricing with any of these suppliers could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

Negative events or developments associated with our branded suppliers could have an adverse impact on our revenues.

We believe that the success of our operations is dependent, in part, on the continuing favorable reputation, market value, and name recognition associated with the Branded Motor Fuel sold through our Wholesale Segment and Retail Segment. Erosion of the value of those brands could have an adverse impact on the volumes of motor fuel we distribute, which in turn could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our unitholders.

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

We could be adversely affected by the creditworthiness and performance of our customers, supplies and contract counterparties.

We are exposed to risk related to the creditworthiness and performance of our customers, suppliers and contract counterparties. As of December 31, 2018, we had outstanding accounts receivable totaling $25.9 million. This amount primarily consisted of vendor rebates due from our suppliers, credit card receivables, receivables arising from the sale of fuel and other products to independent franchised or licensed fuel station operators as well as amounts receivable from other industrial and commercial clients. Contracts with longer payment cycles or difficulties in enforcing contracts or collecting accounts receivable could lead to material fluctuations in our cash flows and could adversely impact our business, financial condition and results of operations.

Pending or future litigation could adversely affect our financial condition and results of operations. Litigation and publicity concerning motor fuel or food quality, health and other issues could result in significant liabilities or litigation costs and cause consumers to avoid our retail sites.

Retail site businesses can be adversely affected by litigation and complaints from customers or government agencies resulting from motor fuel or food quality, illness or other health or environmental concerns or operating issues stemming from one or more locations. Additionally, we may become a party to litigation pertaining to individual personal injury, off-specification motor fuel, products liability, consumer protection laws, contract disputes, wage and hour unemployment claims and other legal actions in the ordinary course of our business and we are occasionally exposed to industry-wide or class-action claims arising from the products we carry or industry-specific business practices. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing motor fuel, merchandise or food at one or more of our retail sites. We could also incur significant liabilities if a lawsuit or claim results in a decision against us. Even if we are successful in defending such litigation, our litigation costs could be significant, and the litigation may divert time and money away from our operations and adversely affect our performance. Our defense costs and any resulting damage awards may not be fully covered by our insurance policies.

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

We depend on third party transportation providers for the transportation of substantially all of our motor fuel. Thus, a change or shortage of providers or a significant change in our relationship or commercial terms with any of these providers could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

Substantially all of the motor fuel we distribute is transported from motor fuel terminals to gas stations by third party carriers. A change or shortage of transportation providers, a disruption in service or a significant change in our relationship or commercial terms with any of these transportation carriers could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

We are subject to federal, state and local laws and regulations that govern the product quality specifications of the motor fuel that we distribute and sell.

Various federal, state and local agencies have the authority to prescribe specific product quality specifications to the sale of commodities. Changes in product quality specifications, such as reformulated fuels mandates, reduced sulfur content in refined petroleum products or other more stringent requirements for fuels, could reduce our ability to procure products and result in a decrease to our sales volume, require us to incur additional handling costs, and/or require the expenditure of capital. If we are unable to procure product or to recover these costs through increased sales, our ability to meet our financial obligations could be adversely affected. Failure to comply with these regulations could result in substantial penalties.

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

Further, we have contracts with certain multi-site lessee dealers, including DMS, that provide for the ability for each party to sever or recapture a certain number of sites from the contract. If sites are severed, we will seek to replace the dealer, but it is possible that the agreement with any new dealer may not provide for an equivalent fuel margin and/or rental income stream, which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders. It is also possible that we will have to operate the site until the dealer is replaced.

We rely on our IT systems and network infrastructure to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

We depend on our IT systems and network infrastructure to manage numerous aspects of our business and provide analytical information to management. These systems are an essential component of our business and growth strategies, and a serious disruption to them could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches and computer viruses, which could result in a loss of sensitive business information, systems interruption or the disruption of our business operations. To protect against unauthorized access or attacks, we have implemented infrastructure protection technologies and disaster recovery plans, but there can be no assurance that a technology systems breach or systems failure, which may nonetheless occur and go undetected, will not have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

Further, complying with continually evolving regulations associated with the protection of credit and debit card information is costly and taking these measures does not necessarily provide an offsetting financial benefit to us. Failure to comply with these regulations could subject us or our dealers to fines or other regulatory sanctions (potentially including discontinuing operations) and potentially to lawsuits. The cost of compliance and the ramifications of non-compliance could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

In addition, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including recent California legislation, pose increasingly complex compliance challenges and potentially elevate our costs. Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant penalties and liabilities for us. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.

Our debt levels and debt agreement covenants may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

We have a significant amount of debt. As of December 31, 2018, we had $498.0 million of total debt and $53.6 million of availability under our revolving credit facility. Our credit agreement requires, among other things, that we have, after giving effect to any acquisition, at least $20.0 million, in the aggregate, of borrowing availability under our revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. Our level of indebtedness could have important consequences to us, including the following:

•

our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on favorable terms;

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

We do not own all of the land on which our retail sites and certain facilities are located, which could result in increased costs and disruptions to our operations.

We do not own all of the land on which our retail sites and certain facilities are located, and we lease such sites from third parties under long-term arrangements with various expiration dates. As such, we are subject to the possibility that we are unable to renew such leases or are only able to do so with increased costs or more onerous terms, which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

The Amended Omnibus Agreement provides that DMI must indemnify us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO at our Predecessor Entity’s sites. DMI is the beneficiary of escrow accounts created to cover the cost to remediate certain environmental liabilities. In addition, DMI maintains insurance policies to cover environmental liabilities and/or, where available, participates in state programs that may also assist in funding the costs of environmental liabilities. There are certain sites that were acquired by us in connection with the IPO with existing environmental liabilities that are not covered by escrow accounts, state funds or insurance policies. As of December 31, 2018, DMI had an aggregate of approximately $1.1 million of environmental liabilities on sites acquired by us that are not covered by escrow accounts, state funds or insurance policies. To the extent escrow accounts, insurance and/or payments from DMI are not sufficient to cover any such costs or expenses, our business, liquidity and results of operations could be adversely affected.

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

Our Partnership Agreement does not require us to pay any distributions at all. Accordingly, investors are cautioned not to place undue reliance on the permanence of our distribution policy in making an investment decision. Any modification or revocation of our cash distribution policy could substantially reduce or eliminate the amounts of distributions to our unitholders. The amount of distributions we make, if any, and the decision to make any distribution at all will ultimately be determined by Couche-Tard as the owner of all of the membership interests in the sole member of our General Partner, whose interests may differ from those of our common unitholders.

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

In addition, if we distribute a significant portion of our cash available for distribution, our growth may lag behind the growth of businesses that reinvest all of their cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our Partnership Agreement or our credit facility on our ability to issue additional common units, provided there is no default under the credit facility. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the cash available for distribution to our unitholders.

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

Our Partnership Agreement contains provisions that modify the duties of the General Partner, including the fiduciary duties of the General Partner, and restricts the remedies available to unitholders for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty under Delaware partnership law. For example, our Partnership Agreement:

•

provides that whenever our General Partner, the Board or any committee of the Board makes a determination or takes, or declines to take, any other action in its capacity as the general partner of the Partnership, our General Partner is required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any higher standard under any Delaware Act (as defined below), or any other law, rule or regulation, or at equity;

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

•

provides that whenever the General Partner makes a determination or takes or declines to take any other action in its individual capacity as opposed to in its capacity as the general partner of the Partnership, whether under the Partnership Agreement or any other agreement contemplated thereby, then the General Partner, or any affiliate thereof, is entitled to the fullest extent permitted by law, to make such determination or to take or decline to take such other action free of any fiduciary duty, duty of good faith, obligation imposed by Delaware Act, law, rule or in equity to the Partnership, any limited partner or any Person who acquires an interest in a Partnership interest or any other Person who is bound by the Partnership Agreement. Examples of decisions that our General Partner may make in its individual capacity include:

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect or remove the members of our Board. The Board, including the independent directors, is chosen entirely by Couche-Tard, as a result of its ownership of all the membership interests in the sole member of our General Partner, and not by our unitholders. Unlike publicly traded corporations, we will not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if holders of our common units are dissatisfied, they may not be able to remove our General Partner.

If our unitholders are dissatisfied with the performance of our General Partner, they will have limited ability to remove our General Partner. The vote of the holders of at least 66 2⁄3% of all outstanding common units voting together as a single class is required to remove our General Partner. As of February 20, 2019, Circle K owned approximately 21.7% of our outstanding common units and the Topper Group, including DMI, owned approximately 21.9% of our outstanding common units. Pursuant to a voting agreement, dated October 1, 2014, the Topper Group agreed to vote such units in accordance with the recommendation of the Board, allowing Couche-Tard to effectively block the removal of the General Partner. The voting agreement will remain in effect so long as Mr. Topper is the beneficial owner of 10% or more of the outstanding common units of the Partnership.

Our General Partner interest or the control of our General Partner may be transferred to a third party without unitholder consent.

Our General Partner may transfer its General Partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our Partnership Agreement does not restrict the ability of Couche Tard to transfer its membership interests in the sole member of our General Partner to a third party. The new members of our General Partner would then be in a position to replace the Board and executive officers of our General Partner with their own designees and thereby exert significant control over the decisions taken by the Board and executive officers of our General Partner. This effectively permits a “change of control” without the vote or consent of the unitholders.

Our General Partner has a call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our General Partner and its affiliates hold more than 80% of the common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date that is three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our General Partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our Partnership Agreement that prevents our General Partner from issuing additional common units and exercising its call right. If our General Partner exercised its call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of February 20, 2019, Circle K owned approximately 21.7% of our outstanding common units.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by the Topper Group, DMI or other large holders.

As of February 20, 2019, we had 34,444,113 common units outstanding. Sales by the Topper Group, DMI or other large holders such as Couche-Tard, of a substantial number of our common units in the public or private markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to the Topper Group, including DMI. Under our Partnership Agreement and pursuant to a registration rights agreement that we have entered into, the Topper Group and DMI have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

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

Our Partnership Agreement does not limit the number of additional limited partner interests, including limited partner interests that rank senior to the common units that we may issue at any time without the approval of our unitholders. The issuance of additional common units or other equity interests of equal or senior rank could have the following effects:

•	our existing unitholders’ proportionate ownership interest in us will decrease;
•	the amount of cash available for distribution on each unit may decrease;
•	the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;
•	the ratio of taxable income to distributions may increase;
•	the relative voting strength of each previously outstanding unit may be diminished;
•	the claims of the common unitholders to our assets in the event of our liquidation may be subordinated and/or diluted; and
•	the market price of our common units may decline.

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

Our common units are listed on the NYSE. Because we are a publicly traded partnership, the NYSE does not require us to have, and we do not intend to have, a majority of independent directors on our Board or to establish and maintain a compensation committee or a nominating and corporate governance committee. Additionally, any future issuance of additional common units or other securities, including to our affiliates, will not be subject to the NYSE’s shareholder approval rules that apply to a corporation.

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

The anticipated after-tax benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. First, a partnership is exempt from U.S. federal income tax, and the partnership’s income is instead allocated to the partners for inclusion on their tax returns. Second, under the Tax Cuts and Jobs Act, the partner may also deduct from the partnership’s taxable income allocable to such partner an amount equal to 20% of such qualified business income (subject to certain limits), resulting in a lower effective tax rate for the partner with respect to the partnership’s income. A publicly traded partnership, such as us, may be treated as a corporation, instead of being treated as a partnership, for U.S. federal income tax purposes unless 90% or more of its gross income for every taxable year it is publicly traded consists of qualifying income. Based on our current operations we believe that we will be able to satisfy this requirement and, thus, be treated as a partnership, rather than a corporation, for U.S. federal income tax purposes. However, a change in our business, or a change in current law, could also cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to entity-level taxation.

If we were required to be treated as a corporation for U.S. federal income tax purposes or otherwise subject to entity-level taxation, then we would pay U.S. federal income tax on our taxable income at the corporate tax rate which, under current law, is 21%. We would also likely pay state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as either a dividend (to the extent of our current and accumulated earnings and profits) and/or as taxable gain after recovery of a unitholder’s U.S. federal income tax basis in their units, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a U.S. federal income tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Thus, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders.

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

We conduct a portion of our operations and business through one or more direct and indirect subsidiaries that are treated as C corporations for federal income tax purposes (including LGWS). We may elect to conduct additional operations through these corporate subsidiaries in the future. These corporate subsidiaries are subject to corporate-level taxes, at the corporate tax rate, which is currently 21%, and will also likely be subject to state (and possibly local) income tax at varying rates, on their taxable income. Any such entity level taxes will reduce the cash available for distribution to us and, in turn, to unitholders. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to unit holders would be further reduced. Distributions from any such C corporation will generally be taxed again to unitholders as dividend income to the extent of current and accumulated earnings and profits of such C corporation. The maximum federal income tax rate applicable to qualified dividend income that is allocable to individuals is 20%. An individual unitholders’ share of dividend and interest income from LGWS or other C corporation subsidiaries would constitute portfolio income that could not be offset by the unitholders’ share of our other losses or deductions.

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

If the IRS contests the U.S. federal income tax positions we take, the market for our common units may be adversely impacted and the costs of any contest will reduce our cash available for distribution to our unitholders. We have not requested any ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other U.S. federal income tax matter affecting us. The IRS may adopt positions that differ from the conclusions of our counsel expressed in our disclosures or from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take, and such positions may not ultimately be sustained. A court may not agree with some or all of our counsel’s conclusions or the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, the costs of any contest with the IRS, which will be borne indirectly by our unitholders and our General Partner, will result in a reduction in cash available for distribution.

Our unitholders are required to pay taxes on their share of income from us even if they do not receive any cash distributions from us. A unitholder's share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, transactions in which we engage or changes in law and may be substantially different from any estimate we make in connection with a unit offering.

Our unitholders are required to pay U.S. federal income taxes and, in some cases, state and local taxes, on their allocable share of our taxable income and gain even if they do not receive any cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax due with respect to that income.

A unitholder’s share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, which may be affected by numerous business, economic, regulatory, legislative, competitive and political uncertainties beyond our control, and certain transactions in which we might engage. For example, we may engage in transactions that produce substantial taxable income allocations to some or all of our unitholders without a corresponding increase in cash distributions to our unitholders, such as a sale or exchange of assets, the proceeds of which are reinvested in our business or used to reduce our debt, or an actual or deemed satisfaction of our indebtedness for an amount less than the adjusted issue price of the debt. A unitholder’s ratio of its share of taxable income to the cash received by it may also be affected by changes in law. For instance, under the Tax Cuts and Jobs Act, the net interest expense deductions of certain business entities, including us, are limited to 30% of such entity’s “adjusted taxable income,” which is generally taxable income with certain modifications. If the limit applies, a unitholder’s taxable income allocations will be more (or its net loss allocations will be less) than would have been the case absent the limitation.

From time to time, in connection with an offering of our common units, we may state an estimate of the ratio of federal taxable income to cash distributions that a purchaser of our common units in that offering may receive in a given period. These estimates depend in part on factors that are unique to the offering with respect to which the estimate is stated, so the expected ratio applicable to other common units will be different, and in many cases less favorable, than these estimates. Moreover, even in the case of common units purchased in the offering to which the estimate relates, the estimate may be incorrect, due to the uncertainties described above, challenges by the IRS to tax reporting positions which we adopt, or other factors. The actual ratio of taxable income to cash distributions could be higher or lower than expected, and any differences could be material and could materially affect the value of our common units.

Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization or depletion.

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

Under the recently enacted Tax Cuts and Jobs Act, if a unitholder sells or otherwise disposes of a common unit, the transferee is required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. However, the Department of the Treasury and the IRS have determined that this withholding requirement should not apply to any disposition of a publicly traded interest in a publicly traded partnership (such as us) until regulation or other guidance have been issued clarifying the application of this withholding requirement to dispositions of interests in publicly traded partnerships. Accordingly, while this new withholding requirement does not currently apply to interests in us, there can be no assurance that such requirement will not apply in the future.

Any tax-exempt organization or a non-U.S. person should consult its tax advisor before investing in our common units.

Our unitholders are subject to state and local income taxes and return filing requirements in states and localities where they do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, our unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct business in Alabama, Arkansas, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Vermont, Virginia, West Virginia and Wisconsin. Each unitholder must assess the need to file and pay income tax in these states on their allocated share of partnership taxable income. We may own property or conduct business in other states, localities or foreign countries in the future. It is the responsibility of each unitholder to file all U.S. federal, state, local and foreign tax returns. In certain states, tax losses may not produce a tax benefit in the year incurred and also may not be available to offset income in subsequent tax years. Some states may require us, or we may elect, to withhold a percentage of income from amounts to be distributed to a unitholder not otherwise exempt from withholding, who is not a resident of the state. Withholding, the amount of which may be greater or less than a particular unitholders’ income tax liability to the state, generally does not relieve a nonresident unitholder from the obligation to file a state income tax return. Amounts withheld may be treated as if distributed to unitholders for purposes of determining the amounts distributed by us. Our counsel has not rendered an opinion on the state, local or non-U.S. tax consequences of an investment in our common units.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Treasury Regulations allow a similar monthly convention, but such regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

Because a unitholder whose common units are loaned to a “short seller” to cover a short sale of common units may be considered as having disposed of the loaned common units, the unitholder may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan of common units to the short seller, any of our income, gain, loss or deduction with respect to such common units may not be reportable by the respective unitholder, and any cash distributions received by the unitholder as to those common units could be fully taxable to them as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from loaning their common units.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it (and some states) may assess and collect any resulting taxes (including any applicable penalties and interest) directly from us, in which case we may require our unitholders and former unitholders to reimburse us for such taxes (including any applicable penalties or interest) or, if we are required to bear such payment, our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it (and some states) may assess and collect any resulting taxes (including any applicable interest and penalties) directly from us. We will generally have the ability to shift any such tax liability to our general partner and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so (or will choose to do so) under all circumstances, or that we will be able to (or choose to) effect corresponding shifts in state income or similar tax liability resulting from the IRS adjustment in states in which we do business in the year under audit or in the adjustment year. If we make payments of taxes, penalties and interest resulting from audit adjustments, we may require our unitholders and former unitholders to reimburse us for such taxes (including any applicable penalties or interest) or, if we are required to bear such payment, our cash available for distribution to our unitholders might be substantially reduced. Additionally, we may be required to allocate an adjustment disproportionately among our unitholders, causing the publicly traded units to have different capital accounts, unless the IRS issues further guidance.

In the event the IRS makes an audit adjustment to our income tax returns and we do not or cannot shift the liability to our unitholders in accordance with their interests in us during the year under audit, we will generally have the ability to request that the IRS reduce the determined underpayment by reducing the suspended passive loss carryovers of our unitholders (without any compensation from us to such unitholders), to the extent such underpayment is attributable to a net decrease in passive activity losses allocable to certain partners. Such reduction, if approved by the IRS, will be binding on any affected unitholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table shows the aggregate number of sites we owned or leased by customer groups at December 31, 2018:

	Owned Sites	Leased Sites	Total Sites	Percentage of Total Sites
Lessee dealers	256	292	548	58%
DMS	43	44	87	9%
Circle K	73	—	73	8%
Commission agents	129	43	172	18%
Company operated retail sites	54	9	63	7%
Total	555	388	943	100%

We conduct business at sites located in Alabama, Arkansas, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Vermont, Virginia, West Virginia and Wisconsin.

The following table provides a history of our sites acquired, changes between customer groups or sold during 2018:

	Lessee Dealers	DMS	Circle K	Commission Agents	Company Operated	Total
Number at beginning of year	483	147	73	182	71	956
Acquired	3	—	—	—	—	3
Changes between customer groups	69	(60)	—	(8)	(1)	—
Divested	(7)	—	—	(2)	(7)	(16)
Number at end of year (a)	548	87	73	172	63	943

(a)	This amount excludes 362 independent dealer sites and includes 32 closed sites and 56 sites where we only collect rent.

Our principal executive offices are in Allentown, Pennsylvania in approximately 25,000 square feet of leased office space.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 20, 2019, we had 34,444,113 common units outstanding, held by approximately 22 holders of record. Our common units are listed and trade on the NYSE under the symbol “CAPL.” Included in the number of common units outstanding are 6,681,464 common units currently owned by Circle K, which cannot be transferred absent registration with the SEC or an available exemption from the SEC’s registration requirements. See “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”

The following table sets forth, for the periods indicated, the high and low sales prices for our common units, as reported by the NYSE, and cash distributions paid per common unit. The last reported sales price of our common units on the NYSE on February 20, 2019 was $17.23 per share.

	Common Unit Price Range		Cash Distributions Paid per Unit
	High	Low
2017
First Quarter	$27.94	$24.10	$0.6125
Second Quarter	26.42	23.26	0.6175
Third Quarter	29.80	24.85	0.6225
Fourth Quarter	27.71	22.57	0.6275
2018
First Quarter	$24.93	$20.05	$0.6275
Second Quarter	22.37	15.50	0.5250
Third Quarter	19.20	16.58	0.5250
Fourth Quarter	18.50	13.00	0.5250

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

Our cash distribution policy, established by our General Partner, is to distribute each quarter an amount at least equal to the minimum quarterly distribution of $0.4375 per unit on all units ($1.75 per unit on an annualized basis). The distribution declared by the Board on January 29, 2019 was $0.5250 per unit (or $2.10 per unit on an annualized basis). Our General Partner may determine at any time that it is in the best interest of our Partnership to modify or revoke our cash distribution policy. Modification of our cash distribution policy may result in distributions of amounts less than, or greater than, our minimum quarterly distribution, and revocation of our cash distribution policy could result in no distributions at all. In addition, our credit facility includes certain restrictions on our ability to make cash distributions.

IDRs

IDRs represent the right to receive an increasing percentage (15.0%, 25.0% and 50.0%) of our quarterly distributions from operating surplus after the minimum quarterly distribution and the target distribution levels (as described under Minimum Quarterly Distribution below) have been achieved. Circle K holds our IDRs and has the right to transfer these rights at any time. Our current distribution per unit exceeds the 15% threshold.

Minimum Quarterly Distribution

If cash distributions to our unitholders exceed $0.5031 per unit in any quarter, our unitholders and the holders of our IDRs, will receive distributions according to the following percentage allocations:

Total Quarterly Distribution Per Common and Subordinated Unit	Marginal Percentage Interest in Distribution
Target Amount	Unitholders	Holders of IDRs
above $0.5031 up to $0.5469	85%	15%
above $0.5469 up to $0.6563	75%	25%
above $0.6563	50%	50%

Quarterly distribution activity during the last two years was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distributions Paid per Unit	Cash Distribution (in millions)
December 31, 2016	February 6, 2017	February 13, 2017	0.6125	20.5
March 31, 2017	May 8, 2017	May 15, 2017	0.6175	20.9
June 30, 2017	August 7, 2017	August 14, 2017	0.6225	21.1
September 30, 2017	November 6, 2017	November 13, 2017	0.6275	21.3
December 31, 2017	February 5, 2018	February 12, 2018	0.6275	21.4
March 31, 2018	May 18, 2018	May 25, 2018	0.5250	18.0
June 30, 2018	August 6, 2018	August 13, 2018	0.5250	18.1
September 30, 2018	November 5, 2018	November 13, 2018	0.5250	18.1
December 31, 2018	February 11, 2019	February 19, 2019	0.5250	18.1

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

Unregistered Sales of Equity Securities and Use of Proceeds

Through December 31, 2018, we issued an aggregate of 6,681,464 common units to Circle K as consideration for asset purchases and partial settlement of the management fee. These units are restricted and cannot be transferred absent registration with the SEC or an available exemption from the SEC’s registration requirements. These issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. See “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”

Common Unit Repurchase Program

We made no repurchases during 2017 or 2018.

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

The financial data below are presented in thousands.

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Income Statement Data:
Total revenues (a)	$2,445,917	$2,094,827	$1,869,806	$2,226,271	$2,664,868
Operating income	35,012	32,419	32,171	26,017	8,640
Net income (loss)	5,246	23,176	10,715	11,462	(6,171)
Net income (loss) attributable to limited partners	5,251	23,158	10,704	11,441	(6,162)
Net income (loss) per common and subordinated unit-basic and diluted	$0.11	$0.56	$0.22	$0.35	$(0.32)
Operating Data:
Wholesale
Average motor fuel distribution sites	1,242	1,183	1,128	1,064	923
Gallons of motor fuel distributed (in millions)	1,047.3	1,032.0	1,034.6	1,051.4	887.7
Motor fuel gross margin	$70,019	$58,844	$54,112	$58,606	$60,606
Motor fuel gross margin per gallon (b)	$0.067	$0.057	$0.052	$0.056	$0.068
Rent income (a)	$77,404	$79,344	$74,955	$59,956	$47,348
Retail
Average total system sites	245	168	157	202	119
Gallons of motor fuel sold (in millions)	208.1	160.6	159.7	211.2	136.5
Motor fuel gross margin per gallon	$0.047	$0.045	$0.053	$0.092	$0.059
Merchandise gross margin percentage	24.7%	24.4%	24.6%	26.3%	30.6%
Other Financial Data (unaudited)
Adjusted EBITDA (c)	$113,352	$109,077	$103,634	$90,314	$61,424
Distributable Cash Flow (c)	$78,043	$81,234	$81,628	$69,733	$44,063
Distributions paid per common unit	$2.2025	$2.4800	$2.4000	$2.2300	$2.0800
Distribution Coverage (c)	1.03x	0.97x	1.02x	1.08x	1.06x

(a)

Prior to 2016, we netted lease executory costs such as real estate taxes, maintenance and utilities that we paid and re-billed customers against rental income on our statement of income. During the first quarter of 2016, we began accounting for such amounts as rent income and operating expenses and reflected this change in presentation retrospectively back through 2014.

(b)	Fuel margin per gallon represents (1) total revenues from motor fuel sales, less total cost of revenues from motor fuel sales, divided by (2) total gallons of motor fuel distributed.
(c)	See reconciliation of non-GAAP financial measures under the heading “Management’s Discussion of Financial Condition and Results of Operations—Results of Operations—Non-GAAP Financial Measures” below.

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$3,191	$3,897	$1,350	$1,192	$15,170
Total current assets	50,862	80,506	65,407	58,119	76,805
Total assets	866,922	947,236	931,989	861,444	598,446
Total current liabilities	88,448	93,473	75,133	74,898	95,222
Long-term debt, excluding current portion	519,276	529,147	465,119	403,714	226,815
Total liabilities	755,989	776,217	711,178	592,588	407,955
Total equity	110,933	171,019	220,811	268,856	190,491

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following MD&A is intended to help the reader understand our results of operations and financial condition. This section is provided as a supplement to, and should be read in conjunction with Items 1., 1A. and 8. (which includes our consolidated financial statements) contained in this report.

MD&A is organized as follows:

•	Couche-Tard and CST Merger—This section provides information on the Merger.
•	Recent Developments—This section describes significant recent developments, including our asset exchange transaction with Circle K.
•

Significant Factors Affecting Our Profitability—This section describes the significant impact on our results of operations caused by crude oil commodity price volatility, seasonality and acquisition and financing activities.

•

Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the years ended December 31, 2018, 2017 and 2016 and non-GAAP financial measures.

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

Recent Developments

Asset Exchange Transaction with Circle K

On December 17, 2018, as approved by the independent conflicts committee of the Board, we entered into an Asset Exchange Agreement (the “Asset Exchange Agreement”) with Circle K. Pursuant to the Asset Exchange Agreement, the parties have agreed to exchange (i) certain assets of CrossAmerica related to 56 convenience and fuel retail stores currently leased and operated by Circle K pursuant to a master lease that CrossAmerica previously purchased jointly with or from CST (the “master lease properties”), and 17 convenience and fuel retail stores currently owned and operated by CrossAmerica located in the U.S. Upper Midwest (collectively, including the master lease properties, the “CAPL Properties”), having an aggregate value of approximately $184.5 million,  for (ii) certain assets of Circle K related to 192 (162 fee and 30 leased) company-operated convenience and fuel retail stores (the “CK Properties”), having an aggregate value of approximately $184.5 million  The existing fuel supply arrangements for the 56 master lease properties will remain unchanged. The estimated positive net impact to our annual EBITDA following the close of all tranches is $6 to $7 million.

The assets being exchanged by CrossAmerica include (i) its fee simple title to all land and other real property and related improvements owned by CrossAmerica at the CAPL Properties, (ii) all buildings and other improvements located on the CAPL Properties, (iii) all tangible personal property owned by CrossAmerica and primarily used in connection with the operation of the CAPL Properties, including all underground storage tanks located on such properties and owned by CrossAmerica, (iv) CrossAmerica’s rights under certain contracts related to the CAPL Properties, (v) all in-store cash, inventory owned by CrossAmerica and assignable permits owned or held by CrossAmerica at the 17 convenience store sites owned and operated by CrossAmerica, (vi) all real estate records and related registrations and reports relating exclusively to the CAPL Properties, and (vii) all goodwill and other intangible assets associated with the foregoing assets (collectively, the “CAPL Assets”). The assets being exchanged by Circle K include (a) its fee simple title to all land and other real property and related improvements owned by Circle K at the CK Properties, (b) all buildings and other improvements located on the CK Properties, (c) all tangible personal property owned by Circle K and primarily used in connection with the operation of the CK Properties, including all underground storage tanks located on such properties and owned by Circle K, (d) Circle K’s rights under the dealer agreements and agent agreements to be entered into and assigned to CrossAmerica relating to each CK Property that will be dealerized as contemplated by the Asset Exchange Agreement, (e) Circle K’s rights under certain contracts related to the CK Properties, (f) all real estate records and related registrations and reports relating exclusively to the CK Properties, and (g) all goodwill and other intangible assets associated with the foregoing assets (collectively, the “CK Assets”).  CrossAmerica will also assume certain liabilities associated with the CK Assets, and Circle K will assume certain liabilities associated with the CAPL Assets.

The CK Properties will be assigned to CrossAmerica in tranches after Circle K has executed a dealer agreement or agent agreement, as applicable, with respect to each CK Property to be included in a tranche and the applicable dealer or agent has assumed possession and operating control of such property. As a result, it is expected that the exchange of assets pursuant to the Asset Exchange Agreement will occur in a series of closings over a period of up to 24 months as Circle K enters into such dealer agreements or agent agreements. At each closing, CK Properties and related CK Assets will be exchanged for CAPL Properties and related CAPL Assets of approximately equivalent value. After the final closing, any net valuation difference will be paid by the party owing such amount to the other.

Each closing is subject to the satisfaction or waiver of customary closing conditions. The Asset Exchange Agreement contains customary representations, warranties, agreements and obligations of the parties, including covenants regarding the conduct by CrossAmerica and Circle K with respect to the CAPL Properties and the CK Properties, respectively, prior to closing. CrossAmerica and Circle K have generally agreed to indemnify each other for breaches of the representations, warranties and covenants contained in the Asset Exchange Agreement for a period of 18 months after the date of the final closing (or for certain specified losses, until the expiration of the applicable statute of limitations). Except for such specified losses, the respective indemnification obligations of each of CrossAmerica and Circle K to the other will not apply to the first $1.845 million of losses and the aggregate indemnification obligations will not exceed $39.9 million. The Asset Exchange Agreement may be terminated by mutual written consent of CrossAmerica and Circle K.

In connection with the execution of the Asset Exchange Agreement, CrossAmerica and Circle K also entered into an Environmental Responsibility Agreement (the “ERA”), which agreement sets forth the parties’ respective liabilities and obligations with respect to environmental matters relating to the CAPL Properties and the CK Properties. Generally, (i) each party will retain liability for known contamination at the sites it is transferring to the other party and (ii) each party will assume liability for unknown contamination at the sites it is receiving from the other party, except that the ERA does not affect any liability that Circle K currently has under the existing master lease of the master lease properties.

The first tranche is anticipated to be closed in the first half of 2019, subject to approval by the independent conflicts committee of the Board.

Significant Factors Affecting our Profitability

The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit

Wholesale segment

The prices paid to our motor fuel suppliers for wholesale motor fuel (which affects our cost of sales) are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations. We receive a fixed mark-up per gallon on approximately 82% of gallons sold to our customers. The remaining gallons are primarily DTW priced contracts with our customers. These contracts provide for variable, market-based pricing that results in motor fuel gross profit effects similar to retail motor fuel gross profits (as crude oil prices decline, motor fuel gross profit generally increases, as discussed in our Retail segment below). The increase in DTW gross profit results from the cost of wholesale motor fuel declining at a faster rate as compared to the rate that retail motor fuel prices decline. Conversely, our DTW motor fuel gross profit declines when the cost of wholesale motor fuel increases at a faster rate as compared to the rate that retail motor fuel prices increase.

From the time of the November 2017 Jet-Pep acquisition through October 31, 2018, we purchased motor fuel for our Jet-Pep Assets from Circle K at Circle K’s cost plus terminal and administration fees of $0.015 per gallon. Circle K’s cost to supply these sites included price fluctuations associated with index-based motor fuel pricing for pipeline delivery and the generation and sale of RINs. Effective November 1, 2018, we amended our contract with Circle K such that our cost is based on a rack-based price, which reduces our exposure to price fluctuations inherent in the previous pricing methodology. We are in the process of rebranding substantially all these sites to a major fuel supplier and anticipate a positive impact on volume and fuel margin.

Regarding our supplier relationships, a majority of our total gallons purchased are subject to Terms Discounts. The dollar value of these discounts increases and decreases corresponding to motor fuel prices. Therefore, in periods of lower wholesale motor fuel prices, our gross profit is negatively affected, and, in periods of higher wholesale motor fuel prices, our gross profit is positively affected (as it relates to these discounts). We expect the impact of these Terms Discounts to diminish as we increase the amount of fuel from Circle K under subjobber agreements which do not include prompt-pay discounts. We anticipate this to reduce the volatility of our fuel gross margin thereby making our cash flows more stable.

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

•	On November 28, 2017, we acquired the Jet-Pep Assets located in Alabama for approximately $75.6 million, including working capital.

2018

•	On April 25, 2018, we amended our credit facility as further discussed in “Liquidity and Capital Resources- Debt.”
•	In March and May 2018, we purchased the leasehold interest in three retail sites from Circle K for $0.5 million.
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

During the second quarter of 2018, in connection with this transition, we accrued a $3.8 million contract termination payment, which was paid to DMS during the third quarter of 2018. This payment was approved by the independent conflicts committee of our Board. Additionally, we recorded a $2.4 million charge primarily to write off deferred rent income related to our recapture of these sites from the master lease agreement with DMS. These charges are included in loss on dispositions and lease terminations, net in the statement of operations.

FTC-Required Divestitures

In November 2017, we and Circle K jointly acquired the Jet-Pep Assets and in December 2017, Circle K acquired Holiday. As a result of agreements entered into in connection with these acquisitions, the FTC issued orders requiring us to divest specific sites to FTC-approved third-party buyers. Accordingly, we divested two sites in July 2018 that were acquired in the Jet-Pep Assets acquisition and nine Upper Midwest Sites in September 2018 in connection with Circle K’s acquisition of Holiday. Since this was a forced divestiture of assets for us, as approved by the independent conflicts committee of the Board, Circle K agreed to compensate us with an amount representing the difference between the value of the nine Upper Midwest Sites and the proceeds of the sale to FTC approved third-party buyers, amounting to $6.3 million. Circle K’s payment to us was received during the fourth quarter of 2018. This payment was accounted for as a transaction between entities under common control and thus recorded as a contribution to partners’ capital, net of income taxes.

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

In addition, certain participants in the EICP received retention bonuses that will be paid in annual installments that began in July 2017 and will continue through July 2019. The Partnership recorded a $1.0 million charge during 2017 in connection with the payments made by Circle K in July 2017. In addition, the Partnership recognized charges of $0.8 million and $0.7 million in 2018 and 2017, respectively, for the payments made in July 2018 or expected to be made in July 2019. The Partnership anticipates recognizing the remaining $0.1 million charge in 2019.

See Note 16 for information regarding a $1.7 million charge in 2017 related to a court ruling in favor of a former executive’s claim to benefits under the EICP change in control provisions.

Separation benefit and retention bonus costs are included in general and administrative expenses and are included in accounts payable to related parties as we will reimburse Circle K.

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of income and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of income are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Operating revenues	$2,445,917	$2,094,827	$1,869,806
Cost of sales	2,273,122	1,934,061	1,714,239
Gross profit	172,795	160,766	155,567

Income from CST Fuel Supply equity interests	14,948	14,906	16,048
Operating expenses:
Operating expenses	61,919	61,297	61,074
General and administrative expenses	17,966	27,887	24,156
Depreciation, amortization and accretion expense	66,549	57,470	54,412
Total operating expenses	146,434	146,654	139,642
(Loss) gain on dispositions and lease terminations, net	(6,297)	3,401	198
Operating income	35,012	32,419	32,171
Other income, net	373	439	848
Interest expense	(32,872)	(27,919)	(22,757)
Income before income taxes	2,513	4,939	10,262
Income tax benefit	(2,733)	(18,237)	(453)
Net income	5,246	23,176	10,715
Less: net (loss) income attributable to noncontrolling interests	(5)	18	11
Net income attributable to limited partners	5,251	23,158	10,704
IDR distributions	(1,579)	(4,337)	(3,392)
Net income available to limited partners	$3,672	$18,821	$7,312

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Consolidated Results

Operating revenues increased $351 million or 17%, while gross profit increased $12 million or 7%.

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $335 million or 18% increase in our Wholesale segment revenues primarily attributable to the increase in crude oil prices. The average daily spot price of WTI crude oil increased 28% to $65.23 per barrel in 2018, compared to $50.78 per barrel in 2017. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•

A $160 million or 33% increase in our Retail segment revenues primarily attributable to an increase in volume driven by the November 2017 Jet-Pep acquisition as well as an increase in crude oil prices. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

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

Our intersegment revenues increased $144 million or 51%, primarily attributable to the November 2017 Jet-Pep Assets acquisition and the increase in wholesale motor fuel prices discussed above.

Cost of sales

Cost of sales increased $339 million or 18% as a result of the increase in wholesale motor fuel prices and November 2017 Jet-Pep Assets acquisition. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for additional operating expenses analyses.

General and administrative expenses

General and administrative expenses decreased $9.9 million or 36% primarily attributable to a $6.4 million decrease in separation benefits primarily driven by the Merger, a $1.7 million charge in 2017 related to a court ruling in favor of a former executive’s claim to benefits under the EICP change in control provisions, a $1.5 million decrease in equity compensation primarily as a result of fewer awards outstanding and a $1.2 million decrease in costs allocated by Circle K to us under the Amended Omnibus agreement driven by personnel and salary reductions.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $9.1 million primarily due to an $8.9 million impairment charge recorded on the two sites acquired in the Jet-Pep Assets acquisition and the nine Upper Midwest Sites divested per FTC orders.

Loss on disposals and lease terminations, net

During 2018, in connection with the transition of 43 sites in Florida from DMS to a third party multi-site operator of retail motor fuel stations, we recorded a $3.8 million charge for a contract termination payment paid to DMS. Additionally, we recorded a $2.4 million charge primarily to write off deferred rent income related to our recapture of these sites from the master lease agreement with DMS.

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

Interest expense

Interest expense increased $5.0 million due to an increase in the average interest rate charged on our credit facility borrowings from 4.2% to 4.7% and an increase in the average balance outstanding primarily to fund the November 2017 Jet-Pep Assets acquisition.

Income tax benefit

We recorded an income tax benefit of $2.7 million and $18.2 million for 2018 and 2017, respectively. The benefit in 2018 was primarily driven by losses incurred by our taxable subsidiaries. The benefit in 2017 was primarily due to the Tax Cuts and Jobs Act, which resulted in a net benefit of $13.2 million. In addition, as a result of a reassessment of the positive and negative evidence supporting whether or not a valuation allowance for deferred tax assets was needed, we released the entire $3.7 million valuation allowance in 2017. See Note 20 for additional information.

IDR distributions

IDR distributions decreased $2.8 million or 64% as a result of the lower distribution per common unit in 2018 as compared to 2017.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Consolidated Results

Operating revenues increased $225 million or 12%, while gross profit increased $5.2 million or 3.3%.

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $240 million or 15% increase in our Wholesale segment revenues primarily attributable to the increase in crude oil prices. The average daily spot price of WTI crude oil increased 17% to $50.78 per barrel in 2017, compared to $43.29 per barrel in 2016. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•

A $24 million or 5% increase in our Retail segment revenues primarily attributable to the increase in crude oil prices, largely offset by conversion of company operated retail sites to lessee dealer sites. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

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

Our intersegment revenues increased $39.2 million or 16% primarily attributable to the increase in wholesale motor fuel prices discussed above.

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

Interest expense

Interest expense increased $5.2 million due to an increase in the average interest rate charged on our credit facility borrowings from 3.5% to 4.2% and additional borrowings to fund our recent acquisitions. In addition, we incurred $1.6 million of interest expense in 2017 related to our sale-leaseback executed in December 2016.

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

Wholesale

The following table highlights the results of operations and certain operating metrics of our Wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Year Ended December 31,
	2018	2017	2016
Gross profit:
Motor fuel–third party	$37,323	$34,474	$29,242
Motor fuel–intersegment and related party	32,696	24,370	24,870
Motor fuel gross profit	70,019	58,844	54,112
Rent and other	62,989	64,197	58,672
Total gross profit	133,008	123,041	112,784
Income from CST Fuel Supply equity interests(a)	14,948	14,906	16,048
Operating expenses	(30,108)	(29,323)	(25,956)
Adjusted EBITDA(b)	$117,848	$108,624	$102,876
Motor fuel distribution sites (end of period):(c)
Motor fuel–third party
Independent dealers(d)	362	384	403
Lessee dealers(e)	500	438	420
Total motor fuel distribution–third party sites	862	822	823
Motor fuel–intersegment and related party
DMS (related party)(f)	86	146	153
Circle K (related party)	43	43	43
Commission agents (Retail segment)(g)	170	181	95
Company operated retail sites (Retail segment) (h)	63	70	73
Total motor fuel distribution–intersegment and related party sites	362	440	364
Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	834	823	749
Motor fuel-intersegment and related party distribution	408	360	379
Total motor fuel distribution sites	1,242	1,183	1,128
Volume of gallons distributed (in thousands)
Third party	653,535	655,754	630,777
Intersegment and related party	393,725	376,212	403,808
Total volume of gallons distributed	1,047,260	1,031,966	1,034,585

Wholesale margin per gallon	$0.067	$0.057	$0.052

(a)	Represents income from our equity interest in CST Fuel Supply.
(b)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income (loss) under the heading “Results of Operations—Non-GAAP Financial Measures.”
(c)	In addition, as of December 31, 2018 and 2017, respectively, we distributed motor fuel to 13 and 15 sub-wholesalers who distributed to additional sites.
(d)

The decrease in the independent dealer site count from December 31, 2017 to December 31, 2018 was primarily attributable to the termination or non-renewal of fuel supply contract, a significant number of which were low margin.

(e)	The increase in the lessee dealer site count from December 31, 2017 to December 31, 2018 was primarily attributable to converting sites operated by DMS and commission agents to lessee dealers.
(f)	The decrease in the DMS site count from December 31, 2017 to December 31, 2018 was primarily attributable to the conversion of DMS sites to lessee dealer sites.
(g)	The decrease in the commission agent site count from December 31, 2017 to December 31, 2018 was primarily due to the conversion of commission sites to lessee dealer sites.
(h)	The decrease in the company operated retail site count from December 31, 2017 to December 31, 2018 was primarily due to divestitures mandated by FTC orders.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The results were driven by:

Motor fuel gross profit

The $11.2 million or 19% increase in motor fuel gross profit was primarily due to a higher margin per gallon realized primarily due to higher DTW margins as a result of the movements in crude prices throughout both periods as well as increased Terms Discounts due to the increase in motor fuel prices. The average daily spot price of WTI crude oil increased 28% to $65.23 per barrel for 2018, compared to $50.78 per barrel for 2017. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Rent and other gross profit

Rent and other gross profit decreased $1.2 million or 1.9% primarily as a result of a reduction in rental income from DMS at our sites in Florida and as a result of the September 2017 divestiture of 29 sites.

Operating expenses

Operating expenses increased $0.8 million or 2.7% primarily as a result of higher maintenance and environmental costs, partially offset by lower real estate taxes.

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

Retail

The following table highlights the results of operations and certain operating metrics of our Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of retail sites, gallons sold per day and per gallon amounts):

	Year Ended December 31,
	2018	2017	2016
Gross profit:
Motor fuel	$9,820	$7,276	$8,538
Merchandise and services	24,106	25,434	30,068
Rent and other	6,314	5,001	4,073
Total gross profit	40,240	37,711	42,679
Operating expenses	(31,811)	(31,974)	(35,118)
Acquisition-related costs(a)	—	—	303
Adjusted EBITDA	$8,429	$5,737	$7,864

Retail sites (end of period):
Commission agents(b)	170	181	95
Company operated retail sites(c)	63	71	76
Total system sites at the end of the period	233	252	171

Total system operating statistics:
Average retail fuel sites during the period	245	168	157
Motor fuel sales (gallons per site per day)	2,327	2,620	2,780
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.047	$0.045	$0.053

Commission agents statistics:
Average retail fuel sites during the period	177	97	71
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.015	$0.011	$0.018

Company operated retail site statistics:
Average retail fuel sites during the period	68	71	86
Motor fuel gross profit per gallon, net of credit card fees	$0.115	$0.087	$0.085
Merchandise and services gross profit percentage, net of credit card fees	24.7%	24.4%	24.6%

(a)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Results of Operations—Non-GAAP Financial Measures” below.
(b)	The decrease in the commission agent site count from December 31, 2017 to December 31, 2018 was due primarily to the conversion of commission sites to lessee dealer sites in the Wholesale Segment.
(c)	The decrease in the company operated retail site count from December 31, 2017 to December 31, 2018 was primarily due to the divestitures mandated by FTC orders.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Gross profit increased $2.5 million, while operating expenses declined $0.2 million.

These results were impacted by:

Gross profit

•

Our motor fuel gross profit increased $2.5 million or 35% attributable to a 30% increase in volume driven primarily by the November 2017 Jet-Pep Assets acquisition. In addition, we realized a higher margin per gallon at our company operated sites in 2018 as compared to 2017, driven by the movement in crude oil prices throughout the two periods. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” The impact of the higher margin per gallon at our company operated sites was partially offset by the lower retail fuel margins in our commission agent business comprising a larger percentage of our overall retail fuel margins in 2018 as compared to 2017 as a result of the November 2017 Jet-Pep Assets acquisition.

•

Our merchandise and services gross profit decreased $1.3 million or 5% as a result of converting one company operated site in the Retail segment to a lessee dealer site in the Wholesale segment and the September 2018 divestiture of the seven company operated Upper Midwest sites.

•

Our rent and other gross profit increased $1.3 million or 26% primarily due to the November 2017 Jet-Pep Assets acquisition, partially offset by the conversion of commission sites in the Retail segment to lessee dealer sites in the Wholesale segment.

Operating expenses

Operating expenses decreased $0.2 million or 0.5% attributable to the impact of converting company operated and commission sites in the Retail segment to lessee dealer sites in the Wholesale segment and the September 2018 divestiture of the seven company operated Upper Midwest sites, partially offset by the incremental operating expenses from the Jet-Pep Assets acquisition.

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

Non-GAAP Financial Measures

We use non-GAAP financial measures EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio. EBITDA represents net income available to us before deducting interest expense, income taxes and depreciation, amortization and accretion (which includes certain impairment charges). Adjusted EBITDA represents EBITDA as further adjusted to exclude equity funded expenses related to incentive compensation and the Amended Omnibus Agreement, gains or losses on dispositions and lease terminations, net, certain discrete acquisition related costs, such as legal and other professional fees and severance expenses associated with recently acquired companies, and certain other discrete non-cash items arising from purchase accounting. Distributable Cash Flow represents Adjusted EBITDA less cash interest expense, sustaining capital expenditures and current income tax expense. Distribution Coverage Ratio is computed by dividing Distributable Cash Flow by the weighted average diluted common and subordinated units and then dividing that result by the distributions paid per limited partner unit.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Year Ended December 31,
	2018	2017	2016
Net income available to limited partners	$3,672	$18,821	$7,312
Interest expense	32,872	27,919	22,757
Income tax benefit	(2,733)	(18,237)	(453)
Depreciation, amortization and accretion	66,549	57,470	54,412
EBITDA	100,360	85,973	84,028
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement (a)	3,781	15,131	16,060
Loss (gain) on dispositions and lease terminations, net (b)	6,297	(3,401)	(198)
Acquisition-related costs (c)	2,914	11,374	3,744
Adjusted EBITDA	113,352	109,077	103,634
Cash interest expense	(31,338)	(26,211)	(20,974)
Sustaining capital expenditures (d)	(2,443)	(1,648)	(798)
Current income tax expense	(1,528)	16	(234)
Distributable Cash Flow	$78,043	$81,234	$81,628
Weighted average diluted common and subordinated units	34,345	33,855	33,367
Distributions paid per limited partner unit (e)	$2.2025	$2.4800	$2.4000
Distribution Coverage Ratio (f)	1.03x	0.97x	1.02x

(a)

As approved by the independent conflicts committee of the Board, the Partnership and Circle K mutually agreed to settle certain amounts due under the terms of the Amended Omnibus Agreement in limited partner units of the Partnership. All charges allocated to us by Circle K under the Amended Omnibus Agreement since the first quarter of 2018 have been paid by us in cash.

(b)

In June 2018, we executed master fuel supply and master lease agreements with a third party multi-site operator of retail motor fuel stations, to which we transitioned 43 sites in Florida from DMS in the third quarter of 2018. The master fuel supply and master lease agreements have an initial 10-year term with four 5-year renewal options. During the second quarter of 2018, in connection with this transition, we accrued a $3.8 million contract termination payment, which was paid to DMS during the third quarter of 2018. Additionally, we recorded a $2.4 million charge primarily to write off deferred rent income related to our recapture of these sites from the master lease agreement with DMS.

(c)

Relates to certain acquisition related costs, such as legal and other professional fees, separation benefit costs and purchase accounting adjustments associated with recently acquired businesses. Acquisition-related costs for 2017 include separation benefit costs and retention bonuses paid to certain EICP participants associated with the Merger as well as a $1.7 million charge related to a court ruling in favor of a former executive’s claim to benefits under the EICP in connection with CST’s acquisition of our General Partner.

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

(e)

On January 29, 2019, the Board approved a quarterly distribution of $0.5250 per unit attributable to the fourth quarter of 2018. The distribution was paid February 19, 2019 to all unitholders of record on February 11, 2019.

(f)

The distribution coverage ratio is computed by dividing Distributable Cash Flow by the weighted average diluted common and subordinated units and then dividing that result by the distributions paid per limited partner unit.

The following table reconciles our segment Adjusted EBITDA to Consolidated Adjusted EBITDA presented in the table above (in thousands):

	Year Ended December 31,
	2018	2017	2016
Adjusted EBITDA - Wholesale segment	$117,848	$108,624	$102,876
Adjusted EBITDA - Retail segment	8,429	5,737	7,864
Adjusted EBITDA - Total segment	$126,277	$114,361	$110,740
Reconciling items:
Elimination of intersegment profit in ending inventory balance	(453)	14	104
General and administrative expenses	(17,966)	(27,887)	(24,156)
Other income, net	373	439	848
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement	3,781	15,131	16,060
Acquisition-related costs	2,914	11,374	3,441
Net income attributable to noncontrolling interests	5	(18)	(11)
IDR distributions	(1,579)	(4,337)	(3,392)
Consolidated Adjusted EBITDA	$113,352	$109,077	$103,634

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

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$89,752	$88,960	$79,440
Net cash used in investing activities	(6,780)	(60,113)	(96,906)
Net cash (used in) provided by financing activities	(83,678)	(26,300)	17,624

Operating Activities

Net cash provided by operating activities increased $0.8 million for 2018 compared to 2017, as the incremental cash flow from the Jet-Pep Assets acquisition exceeded the decrease in the change in operating assets and liabilities. Year over year cash flow was impacted, in part, by higher net collections of receivables in 2018 as a result of the timing of credit card settlements and pricing trends discussed elsewhere in this report. Also, we settled $3.3 million of omnibus charges in common units during 2018, whereas we settled $13.2 million of omnibus charges in common units during 2017.

Net cash provided by operating activities increased $9.5 million for 2017 compared to 2016, driven primarily by incremental cash flow generated by our March 2016 Franchised Holiday Stores, September 2016 State Oil Assets and November 2017 Jet-Pep Assets acquisitions. In addition, we paid $1.1 million more of the management fees related to the services provided under the Amended Omnibus Agreement in common units issued to Circle K in 2017 compared to 2016.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as compared to the shorter settlement of receivables for fuel, rent and merchandise.

Investing Activities

In 2018, we received $6.6 million of proceeds on sales, largely driven by the FTC-mandated divestiture of 11 properties in the third quarter of 2018. We also incurred $13.7 million in capital expenditures.

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

Financing Activities

In 2018, we paid $77.2 million in distributions and made net repayments on our credit facility of $8.0 million. We also received $6.3 million from Circle K as a compensating payment related to the nine Upper Midwest sites required to be divested by FTC order. See Notes 5 and 13 to the financial statements for additional information.

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

Distributions

Distribution activity for 2018 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2017	February 5, 2018	February 12, 2018	$0.6275	$21,415
March 31, 2018	May 18, 2018	May 25, 2018	0.5250	18,002
June 30, 2018	August 6, 2018	August 13, 2018	0.5250	18,084
September 30, 2018	November 5, 2018	November 13, 2018	0.5250	18,098
December 31, 2018	February 11, 2019	February 19, 2019	0.5250	18,099

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

IDRs

We distributed $1.6 million and $4.3 million to Circle K with respect to the IDRs in 2018 and 2017, respectively.

Debt

As of December 31, 2018, our consolidated debt and capital lease obligations consisted of the following (in thousands):

$650 million revolving credit facility	$498,000
Capital lease obligations	24,927
Total debt and capital lease obligations	522,927
Current portion	2,296
Noncurrent portion	520,631
Deferred financing costs, net	1,355
Noncurrent portion, net of deferred financing costs	$519,276

Our revolving credit facility is secured by substantially all of our assets. Our borrowings under the revolving credit facility had a weighted-average interest rate of 5.17% as of December 31, 2018 (LIBOR plus an applicable margin, which was 2.75% as of December 31, 2018). Letters of credit outstanding at December 31, 2018 totaled $5.2 million. The amount of availability under the revolving credit facility at February 20, 2019, after taking into consideration debt covenant restrictions, was $37.1 million. In connection with future acquisitions, the revolving credit facility requires, among other things, that we have, after giving effect to such acquisition, at least $20 million in the aggregate of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. We are required to maintain a total leverage ratio (as defined in the revolving credit facility) for the most recently completed four fiscal quarters of less than or equal to 4.50 : 1.00, except for the quarter in which a material acquisition occurs and the first four full fiscal quarters following a material acquisition, generally defined as an acquisition with a purchase price of at least $30.0 million, with a ratio of 5.00 : 1.00, and a consolidated interest coverage ratio (as defined in the revolving credit facility) of greater than or equal to 2.75 : 1.00. The computation of our total leverage ratio allows for a pro forma application of the EBITDA (as defined in the revolving credit facility) of acquired entities and was 4.53 : 1.00 as of December 31, 2018. As of December 31, 2018, we were in compliance with these financial covenant ratios.

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

The following table outlines our capital expenditures and acquisitions for 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Sustaining capital	$2,443	$1,648	$798
Growth	11,274	10,840	19,978
Acquisitions	485	75,627	97,134
Total capital expenditures and acquisitions	$14,202	$88,115	$117,910

Contractual Obligations

Our contractual obligations as of December 31, 2018 are summarized below (in thousands):

	Payments Due by Period
	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt	$—	$498,000	$—	$—	$—	$—	$498,000
Interest payments on debt	25,896	8,230	—	—	—	—	34,126
Capital lease obligations	3,067	3,166	3,266	3,367	3,761	12,015	28,642
Operating lease obligations	17,642	15,435	12,744	11,225	9,232	25,197	91,475
Management fees	7,704	—	—	—	—	—	7,704
Sale-leaseback obligations	6,595	6,571	6,662	6,754	6,848	55,337	88,767
Other liabilities	—	7,148	560	927	1,724	39,788	50,147
Total consolidated obligations	$60,904	$538,550	$23,232	$22,273	$21,565	$132,337	$798,861

Long-term Debt

As discussed previously, our existing credit facility matures on April 25, 2020. We have recently initiated negotiations with our lenders to enter into a new five-year credit facility to replace our existing credit facility and expect to have this completed in the first half of 2019.

Interest Payments on Debt

Such amounts include estimates of interest expense related to our credit facility assuming a 5.2% interest rate.

Capital Lease Obligations

We have certain retail site properties under capital leases. Capital lease obligations in the table above include both principal and interest.

Operating Lease Obligations

The operating lease obligations include leases for land, office facilities and retail sites. Operating lease obligations reflected in the table above include all operating leases that have initial or remaining non-cancelable terms in excess of one year and are not reduced by minimum rentals to be received by us under subleases. In addition, such amounts do not reflect contingent rentals that may be incurred in addition to minimum rentals.

Our principal executive offices are in Allentown, Pennsylvania, in an office space leased by Circle K, for which the rent is charged to us as a cost under the Amended Omnibus Agreement. Future lease payments on this office lease are included within operating lease obligations.

See Note 2 to the financial statements on the impact of adopting new lease accounting guidance on January 1, 2019.

Sale-Leaseback Obligations

The payments in the table above represent payments on sale-leaseback transactions for which the sale was not recognized as a result of the continuing involvement with the sites. As such, the table above includes the payments under the lease. See Note 2 to the financial statements on the impact of adopting new lease accounting guidance on January 1, 2019.

Management Fees

The payments in the table above represent contractually obligated payments under the Amended Omnibus Agreement. See Note 13 to the financial statements for additional information.

Other Liabilities

Other liabilities include asset retirement obligations described in Note 11 to the financial statements and exclude other liabilities whose payment period or amount is not determinable. For purposes of reflecting amounts for asset retirement obligations in the table above, we have made our best estimate of expected payments based on information available as of December 31, 2018.

Under the terms of various supply agreements, the Partnership is obligated to minimum volume purchases measured in gallons of motor fuel. Future minimum volume purchase requirements are 476 million gallons in 2019, reducing to 338 million gallons in 2023. Future minimum volume purchase requirements from 2024 through 2029 total 1.1 billion gallons. The aggregate dollar amount of the future minimum volume purchase requirements is dependent on the future weighted average wholesale cost per gallon charged under the applicable supply agreements. The amounts and timing of the related payment obligations cannot reasonably be estimated reliably. As a result, payment of these amounts has been excluded from the table above. See Note 16 to the financial statements for additional information.

Off-Balance Sheet Arrangements

The Amended Omnibus Agreement contingently requires us to perform environmental remediation work as further discussed in Note 15 to the financial statements. We also have operating leases and motor fuel purchase commitments as previously discussed in “Contractual Obligations” and in Notes 14 and 16 to the financial statements.

Other Matters Impacting Liquidity and Capital Resources

Concentration of Customers

In 2018, we distributed approximately 11% of our total wholesale distribution volumes to DMS and its affiliates and DMS and its affiliates accounted for approximately 15% of our rental income. In 2018, we distributed 7% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and received 20% of our rental income from Circle K. For more information regarding transactions with DMS and its affiliates and Circle K, see Note 13 to the financial statements.

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

Sale-Leaseback Transaction

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

Refund payment related to CST sale of California and Wyoming assets

On July 7, 2016, in connection with the divestiture of certain California and Wyoming assets and the related decrease in supplied fuel volumes and as approved by the independent conflicts committee of the Board, CST provided a refund payment to the purchase price paid by us for our interest in CST Fuel Supply. The total refund payment received by us was approximately $18.2 million. See Note 13 to the financial statements for additional information.

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

Common Unit Repurchase Program

In November 2015, the Board approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing us to repurchase up to an aggregate of $25 million of the common units representing limited partner interests in the Partnership. Under the program, we may make purchases in the open market in accordance with Rule 10b-18 of the Exchange Act, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require us to acquire any specific number of common units and may be suspended or terminated by us at any time without prior notice. The purchases will not be made from any officer, director or control person of the Partnership or Circle K. We did not repurchase any common units under the plan in 2017 or 2018. The following table shows the purchases made through December 31, 2016:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Program
2015-2016	287,621	$23.84	$6,855,724	$18,144,276

Contingencies

Environmental Matters

See Note 15 to the financial statements for a discussion of our environmental matters.

Legal Matters

See Note 16 to the financial statements for a discussion of our legal matters.

Quarterly Results of Operations

See Note 24 to the financial statements for financial and operating quarterly data for each quarter of 2018 and 2017.

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

Our results for 2019 are anticipated to be impacted by the following:

•	Transactions effected pursuant to the Asset Exchange Agreement entered into with Circle K are anticipated to increase motor fuel volume and motor fuel gross profit.
•

We anticipate that we will enter into a new subjobber agreement with Circle K to supply approximately 400 of our sites previously supplied under our contracts with certain suppliers. We anticipate an improvement in motor fuel gross profit at these sites.

•

Improved fuel pricing under the November 2018 amendment to our fuel distribution agreements with Circle K to supply the sites acquired in our Jet-Pep Assets acquisition is also anticipated to positively impact motor fuel gross profit. We are in the process of rebranding substantially all of these sites to a major fuel supplier and anticipate a positive impact on volume as well.

•

New lease accounting guidance adopted January 1, 2019 will result in the recharacterization of lease payments under our sale-leaseback transactions. Such payments have been characterized as principal and interest expense under lease accounting guidance effective for 2018 and prior but will be characterized as rent expense as a component of gross profit under the new lease accounting guidance effective for 2019 and forward. As a result, gross profit from the Wholesale segment, operating income, net income, Adjusted EBITDA and Distributable Cash Flow for periods subsequent to the January 1, 2019 adoption date will not be directly comparable to such measures reported for periods prior to the January 1, 2019 adoption date. This change in accounting will have no impact on the debt covenant calculations under our credit facility.

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

Similar to the transaction described in “Recent Developments—Asset Exchange Transaction with Circle K,” we intend, when favorable market conditions exist and subject to required approvals, including approval by the Board’s independent conflicts committee, to purchase certain assets from Circle K on mutually agreeable terms, which could include a portion of the independent dealer and lessee dealer wholesale business of Circle K and certain non-core retail convenience sites of Circle K with the intent to convert them to lessee dealer sites.

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

Revenues from the delivery of motor fuel are recorded at the time of delivery to our customers, by which time the price is fixed, title to the products has transferred and payment has either been received or collection is reasonably assured, net of applicable discounts and allowances. Incremental costs incurred to obtain certain contracts with customers are deferred and amortized over the contract term and are included in other noncurrent assets on the balance sheets. Amortization of such costs are classified as a reduction of operating revenues.

Revenues from the sale of convenience store products are recognized at the time of sale to the customer.

Revenues from leasing arrangements for which we are the lessor are recognized ratably over the term of the underlying lease.

See Note 22 for additional information on our revenues and related receivables.

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

The provision for bad debts is generally based upon a specific analysis of aged accounts while also factoring in any new business conditions that might impact the historical analysis, such as market conditions and bankruptcies of particular customers. Bad debt provisions are included in general and administrative expenses.

We review all accounts receivable balances on at least a quarterly basis and provide an allowance for doubtful accounts based on historical experience and on a specific identification basis.

LGW collects motor fuel taxes, which consist of various pass through taxes collected from customers on behalf of taxing authorities and remits such taxes directly to those taxing authorities. LGW’s accounting policy is to exclude the taxes collected and remitted from wholesale revenues and cost of sales and account for them as liabilities. LGWS’s retail sales and cost of sales include motor fuel taxes as the taxes are included in the cost paid for motor fuel and LGWS has no direct responsibility to collect or remit such taxes to the taxing authorities.

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

Whether we account for a transaction as an asset acquisition or a business combination, determining the fair value of these items requires management’s judgment, the utilization of independent valuation experts and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired, the liabilities assumed and any noncontrolling interest in the investee, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization. For more information on our acquisitions, see Note 4 to the financial statements.

Goodwill

Goodwill represents the excess of the fair value of the consideration conveyed to acquire a business over the fair value of the net assets acquired. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level at least annually, and more frequently if events and circumstances indicate that the goodwill might be impaired. The annual impairment testing date of goodwill is October 1.

We early adopted ASU 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, effective January 1, 2017.

In performing our annual impairment analysis, ASC 350–20, Intangibles–Goodwill and Other, allows us to use qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. We consider macroeconomic conditions such as developments in equity and credit markets, industry and market conditions such as the competitive environment, cost factors such as changes in our cost of fuel, our financial performance and our unit price.

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

At December 31, 2018 and 2017, we had goodwill totaling $88.8 million and $89.1 million, respectively. Of the December 31, 2018 balance, $69.7 million was assigned to the wholesale reporting unit and $19.1 million was assigned to the retail reporting unit. After assessing the totality of events and circumstances, we determined that it is more likely than not that the fair value of our reporting units exceed their carrying amounts and therefore goodwill is not impaired at December 31, 2018 or 2017.

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

As of December 31, 2018 and 2017, our liabilities related to the removal of USTs were $32.7 million and $31.5 million, respectively. A 10% change in our estimate of anticipated future costs for removal of USTs as of December 31, 2018 would change our asset retirement obligation by approximately $3.2 million. See also Note 11 under the caption “Asset Retirement Obligations” to the financial statements.

Environmental Liabilities

As of December 31, 2018 and 2017, our environmental reserves were $3.6 million and $3.5 million, respectively. These environmental reserves represent our estimates for future expenditures for remediation and related litigation associated with contaminated retail sites as a result of releases (e.g. overfills, spills and releases) and are based on current regulations, historical results and certain other factors.

Environmental liabilities that we have recorded are based on internal and external estimates of costs to remediate retail sites. Factors considered in the estimates of the liability are the expected cost and the estimated length of time to remediate each contaminated site. Estimated remediation costs are not discounted because the timing of payments cannot be reasonably estimated. Reimbursements under state trust fund programs are recognized when received because such amounts are insignificant. The adequacy of the liability is evaluated quarterly and adjustments are made based on updated experience at existing retail sites, newly identified retail sites and changes in governmental policy. A 10% change in our estimate of future costs related to environmental liabilities recorded as of December 31, 2018 would change our environmental liabilities and operating expenses by $0.4 million. See Note 15 to the financial statements for additional information.

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

As a result of a reassessment of the positive and negative evidence supporting whether or not a valuation allowance for deferred tax assets is needed, we released the entire $3.7 million valuation allowance in 2017. See Note 20 to the financial statements for additional information.

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

Interest Rate Risk

As of December 31, 2018, we had $498.0 million outstanding on our revolving credit facility. Our outstanding borrowings bear interest at LIBOR plus an applicable margin, which was 2.75% at December 31, 2018. Our borrowings had a weighted-average interest rate at December 31, 2018 of 5.17%. A one percentage point change in our average rate would impact annual interest expense by approximately $5.0 million.

Commodity Price Risk

We have not historically hedged or managed our price risk with respect to our commodity inventories (gasoline and diesel fuel), as the time period between the purchases of our motor fuel inventory and the sales to our customers is very short.

From the time of the November 2017 Jet-Pep Assets acquisition through October 31, 2018, we purchased motor fuel for our Jet-Pep Assets from Circle K at Circle K’s cost plus terminal and administration fees of $0.015 per gallon. Circle K’s cost to supply these sites included price fluctuations associated with index-based motor fuel pricing for pipeline delivery and the generation and sale of RINs. Effective November 1, 2018, we amended our contract with Circle K such that our cost is based on a rack-based price, which reduces our exposure to price fluctuations inherent in the previous pricing methodology. We are in the process of rebranding substantially all these sites to a major fuel supplier and anticipate a positive impact on volume and fuel margin.

Regarding our supplier relationships, a majority of our total gallons purchased are subject to discounts for prompt payment and other rebates and incentives, which are recorded within cost of sales. Prompt payment discounts are based on a percentage of the purchase price of motor fuel. As such, the dollar value of these discounts increases and decreases corresponding with motor fuel prices. We have not historically hedged or managed our price risk with respect to these terms discounts. Based on our current volumes, we estimate a $10 per barrel change in the price of crude oil would impact our annual wholesale motor fuel gross profit by approximately $2 million related to these payment discounts.

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

The management of CrossAmerica is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system was designed to provide reasonable assurance to the company’s management and Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. CrossAmerica management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 version. Based on our assessment, we believe that, as of December 31, 2018, the Partnership’s internal control over financial reporting is effective based on those criteria.

Attestation Report of the Independent Registered Public Accounting Firm

Grant Thornton LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2018. Their report dated February 25, 2019, expressed an unqualified opinion on our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors, General Partner and Limited Partners

CrossAmerica Partners LP

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CrossAmerica Partners LP (a Delaware Partnership) and subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of income, equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2019 expressed an unqualified opinion.

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

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2011.

Arlington, Virginia

February 25, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors, General Partner and Limited Partners

CrossAmerica Partners LP

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of CrossAmerica Partners LP (a Delaware Partnership) and subsidiaries (the “Partnership”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2018, and our report dated February 25, 2019 expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ GRANT THORNTON LLP

Arlington, Virginia

February 25, 2019

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$3,191	$3,897
Accounts receivable, net of allowances of $607 and $277, respectively	16,160	27,792
Accounts receivable from related parties	9,697	14,459
Inventories	14,083	15,122
Assets held for sale	2,218	11,708
Other current assets	5,513	7,528
Total current assets	50,862	80,506
Property and equipment, net	647,413	681,000
Intangible assets, net	59,063	76,063
Goodwill	88,764	89,109
Other assets	20,820	20,558
Total assets	$866,922	$947,236

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$2,296	$2,916
Accounts payable	32,632	35,789
Accounts payable to related parties	25,045	25,512
Accrued expenses and other current liabilities	17,871	17,015
Motor fuel taxes payable	10,604	12,241
Total current liabilities	88,448	93,473
Debt and capital lease obligations, less current portion	519,276	529,147
Deferred tax liabilities, net	19,929	24,069
Asset retirement obligations	32,747	31,467
Other long-term liabilities	95,589	98,061
Total liabilities	755,989	776,217

Commitments and contingencies

Equity:
Partners’ Capital
Common units—(34,444,113 and 34,111,461 units issued and outstanding at December 31, 2018 and December 31, 2017, respectively)	110,933	171,337
General Partner’s interest	—	—
Total Partners’ Capital	110,933	171,337
Noncontrolling interests	—	(318)
Total equity	110,933	171,019
Total liabilities and equity	$866,922	$947,236

See Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars, except unit and per unit amounts)

	For the Year Ended December 31,
	2018	2017	2016
Operating revenues(a)	$2,445,917	$2,094,827	$1,869,806
Costs of sales(b)	2,273,122	1,934,061	1,714,239
Gross profit	172,795	160,766	155,567
Income from CST Fuel Supply equity interests	14,948	14,906	16,048
Operating expenses:
Operating expenses	61,919	61,297	61,074
General and administrative expenses	17,966	27,887	24,156
Depreciation, amortization and accretion expense	66,549	57,470	54,412
Total operating expenses	146,434	146,654	139,642
(Loss) gain on dispositions and lease terminations, net	(6,297)	3,401	198
Operating income	35,012	32,419	32,171
Other income, net	373	439	848
Interest expense	(32,872)	(27,919)	(22,757)
Income before income taxes	2,513	4,939	10,262
Income tax benefit	(2,733)	(18,237)	(453)
Net income	5,246	23,176	10,715
Less: net (loss) income attributable to noncontrolling interests	(5)	18	11
Net income attributable to limited partners	5,251	23,158	10,704
IDR distributions	(1,579)	(4,337)	(3,392)
Net income available to limited partners	$3,672	$18,821	$7,312

Net income per limited partner unit:
Basic and diluted earnings per common unit	$0.11	$0.56	$0.22
Basic and diluted earnings per subordinated unit	n/a	n/a	$0.22

Weighted-average limited partner units:
Basic common units	34,345,298	33,844,823	32,159,156
Diluted common units(c)	34,345,298	33,855,345	32,216,004
Basic and diluted subordinated units	—	—	1,151,366
Total diluted common and subordinated units	34,345,298	33,855,345	33,367,370

Supplemental information:
(a) Includes excise taxes of:	$97,929	$79,937	$79,537
(a) Includes revenues from fuel sales to and rental income from related parties of:	433,740	414,781	411,945
(a) Includes rental income of:	85,642	86,314	80,594
(b) Includes rental expense of:	19,723	19,472	19,656
(c) Diluted common units were not used in the calculation of diluted earnings per common unit for 2018 because to do so would have been antidilutive.

See Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	For the Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$5,246	$23,176	$10,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	66,549	57,470	54,412
Amortization of deferred financing costs	1,534	1,707	1,666
Amortization of (above) below market leases, net	(21)	70	198
Provision for losses on doubtful accounts	611	103	36
Deferred income taxes	(4,261)	(18,853)	(687)
Equity-based employee and director compensation expense	481	1,931	3,927
Amended Omnibus Agreement fees settled in common units	3,300	13,200	12,133
Loss (gain) on dispositions and lease terminations, net	6,297	(3,401)	(198)
Gain on settlement of capital lease obligations	—	—	(132)
Erickson working capital adjustment	—	—	335
Changes in operating assets and liabilities, net of acquisitions	10,016	13,557	(2,965)
Net cash provided by operating activities	89,752	88,960	79,440

Cash flows from investing activities:
Principal payments received on notes receivable	780	450	794
Proceeds from sale of property and equipment	6,642	27,552	2,682
Capital expenditures	(13,717)	(12,488)	(20,776)
Refund payment related to the sale by CST of California and Wyoming assets	—	—	17,528
Cash paid in connection with acquisitions, net of cash acquired	—	(75,627)	(94,234)
Cash paid to Circle K in connection with acquisitions	(485)	—	(2,900)
Net cash used in investing activities	(6,780)	(60,113)	(96,906)

Cash flows from financing activities:
Borrowings under the revolving credit facility	128,107	205,121	214,788
Repayments on the revolving credit facility	(136,107)	(140,621)	(131,699)
Proceeds from sale-leaseback transactions	—	—	25,035
Repurchases of common units	—	—	(3,252)
Payments of long-term debt and capital lease obligations	(2,866)	(2,032)	(2,262)
Payments of sale-leaseback obligations	(1,019)	(865)	(734)
Payment of deferred financing costs	(901)	(6)	(694)
Contributions from Circle K	6,306	329	—
Distributions paid on distribution equivalent rights	(37)	(22)	(45)
Distributions paid to holders of the IDRs	(1,579)	(4,337)	(3,392)
Distributions paid to noncontrolling interests	(20)	(103)	(109)
Distributions paid on common and subordinated units	(75,562)	(83,764)	(80,012)
Net cash (used in) provided by financing activities	(83,678)	(26,300)	17,624
Net (decrease) increase in cash and cash equivalents	(706)	2,547	158

Cash and cash equivalents at beginning of period	3,897	1,350	1,192
Cash and cash equivalents at end of period	$3,191	$3,897	$1,350

See Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, Except Unit Amounts)

	Limited Partners’ Interest				General	Incentive
	Common Unitholders		Subordinated Unitholders		Partner’s Interest	Distribution Rights	Noncontrolling Interest	Equity
	Units	Dollars	Units	Dollars	Dollars	Dollars	Dollars	Dollars
Balance at December 31, 2015	25,585,922	$374,458	7,525,000	$(105,467)	$—	$—	$(135)	$268,856
Vesting of incentive and director awards, net of units withheld for taxes	107,227	2,606	—	—	—	—	—	2,606
Conversion of subordinated units	7,525,000	(109,673)	(7,525,000)	109,673	—	—	—	—
Issuance of units to Circle K for the payment of fees under the Amended Omnibus Agreement	468,645	11,245	—	—	—	—	—	11,245
Distributions to Circle K in connection with the purchase of independent dealer and sub-wholesaler contracts	—	(2,900)	—	—	—	—	—	(2,900)
Refund payment related to the sale of California and Wyoming assets	(28,379)	17,528	—	—	—	—	—	17,528
Repurchase of common units	(133,463)	(3,252)	—	—	—	—	—	(3,252)
Net income and comprehensive income	—	7,059	—	253	—	3,392	11	10,715
Distributions paid	—	(75,598)	—	(4,459)	—	(3,392)	(109)	(83,558)
Other	—	(429)	—	—	—	—	—	(429)
Balance at December 31, 2016	33,524,952	221,044	—	—	—	—	(233)	220,811
Vesting of incentive and director awards, net of units withheld for taxes	35,993	896	—	—	—	—	—	896
Issuance of units to Circle K for the payment of fees under the Amended Omnibus Agreement	550,516	14,033	—	—	—	—	—	14,033
Contributions from Circle K	—	329	—	—	—	—	—	329
Net income and comprehensive income	—	18,821	—	—	—	4,337	18	23,176
Distributions paid	—	(83,786)	—	—	—	(4,337)	(103)	(88,226)
Balance at December 31, 2017	34,111,461	171,337	—	—	—	—	(318)	171,019
Vesting of incentive and director awards, net of units withheld for taxes	40,534	490	—	—	—	—	343	833
Issuance of units to Circle K for the payment of fees under the Amended Omnibus Agreement	292,118	6,518	—	—	—	—	—	6,518
Contributions from Circle K, net of tax	—	4,691	—	—	—	—	—	4,691
Acquisition of leasehold interest in three sites from Circle K	—	(56)	—	—	—	—	—	(56)
Other	—	(120)	—	—	—	—	—	(120)
Net income (loss) and comprehensive income (loss)	—	3,672	—	—	—	1,579	(5)	5,246
Distributions paid	—	(75,599)	—	—	—	(1,579)	(20)	(77,198)
Balance at December 31, 2018	34,444,113	$110,933	—	$—	$—	$—	$—	$110,933

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

Description of Business

Our business consists of:

•	the wholesale distribution of motor fuels;
•	the retail distribution of motor fuels to end customers at retail sites operated by commission agents or us;
•	the owning or leasing of retail sites used in the retail distribution of motor fuels and, in turn, generating rental income from the lease or sublease of the retail sites; and to a lesser extent,
•	the operation of retail sites.

The financial statements reflect the consolidated results of the Partnership and its wholly owned subsidiaries. Our primary operations are conducted by the following consolidated wholly owned subsidiaries:

•	LGW, which distributes motor fuels on a wholesale basis and generates qualifying income under Section 7704(d) of the Internal Revenue Code;
•	LGPR, which functions as our real estate holding company and holds assets that generate qualifying rental income under Section 7704(d) of the Internal Revenue Code; and
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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The provision for bad debts is generally based upon a specific analysis of aged accounts while also factoring in any new business conditions that might impact the historical analysis, such as market conditions and bankruptcies of particular customers. Bad debt provisions are included in general and administrative expenses.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Whether we account for a transaction as an asset acquisition or a business combination, determining the fair value of these items requires management’s judgment, the utilization of independent valuation experts and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired, the liabilities assumed and any noncontrolling interest in the investee, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization. See Note 4 for additional information on our acquisitions.

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

Intangible Assets

Intangible assets are recorded at fair value in the case of a business combination or at a value that generally approximates fair value in the case of an asset acquisition. Intangible assets associated with wholesale fuel supply contracts and wholesale fuel distribution rights are amortized over 10 years. Trademarks are amortized over five years. Covenants not to compete are amortized over the shorter of the contract term or five years. Intangible assets associated with above and below market leases are amortized over the applicable lease term. Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment if we believe that changes or triggering events have occurred that could have caused the carrying value of the intangible assets to exceed its fair value. Intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if events and circumstances indicate that the intangible assets might be impaired.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No goodwill was impaired for any period presented.

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

Debt Issuance Costs

Debt issuance costs that are incurred in connection with the issuance of debt are deferred and amortized to interest expense using the straight-line method (which approximates the effective interest method) over the contractual term of the underlying indebtedness. Debt issuance costs are classified as a reduction of the associated liability.

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

Segment Reporting

We present our segment reporting in accordance with ASC 280–Segment Reporting and engage in both the wholesale and retail distribution of motor fuels, primarily gasoline and diesel fuel. We present our results to our chief operating decision maker segregated between wholesale and retail activities. As a result, we are deemed to conduct our business in two segments: 1) the wholesale segment and 2) the retail segment. The class of customer and gross margins are sufficiently different between these two businesses to warrant two reportable segments. See Note 22 for additional information.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09–Revenue from Contracts with Customers (Topic 606), which results in comprehensive new revenue accounting guidance, requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and develops a common revenue standard under U.S. GAAP and International Financial Reporting Standards. Specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance became effective January 1, 2018 and we applied the modified retrospective method of adoption. There was no material impact on the financial statements other than disclosures. This guidance applies to over 90% of our revenues as the only primary revenue stream outside the scope of this guidance is rental income.

Revenues from the delivery of motor fuel are recorded at the time of delivery to our customers, by which time the price is fixed, title to the products has transferred and payment has either been received or collection is reasonably assured, net of applicable discounts and allowances. Incremental costs incurred to obtain certain contracts with customers are deferred and amortized over the contract term and are included in other noncurrent assets on the balance sheets. Amortization of such costs are classified as a reduction of operating revenues.

Revenues from the sale of convenience store products are recognized at the time of sale to the customer.

Revenues from leasing arrangements for which we are the lessor are recognized ratably over the term of the underlying lease.

See Note 22 for additional information on our revenues and related receivables.

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

Motor Fuel Taxes

LGW collects motor fuel taxes, which consist of various pass through taxes collected from customers on behalf of taxing authorities and remits such taxes directly to those taxing authorities. LGW’s accounting policy is to exclude the taxes collected and remitted from wholesale revenues and cost of sales and account for them as liabilities. LGWS’s retail sales and cost of sales include motor fuel taxes as the taxes are included in the cost paid for motor fuel and LGWS has no direct responsibility to collect or remit such taxes to the taxing authorities.

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

We are the lessee in certain sale-leaseback transactions for certain retail sites, and as we have continuing involvement in the underlying retail sites through a sublease with a lessee dealer, the sale-leaseback arrangements are accounted for as financing transactions.

Income Taxes

Our wholly owned taxable subsidiaries recognize deferred income tax assets and liabilities for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings per Common Unit

In addition to the common and subordinated units, we have identified the IDRs as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the Partnership Agreement. Net income per common unit applicable to limited partners (including common and subordinated unitholders) is computed by dividing the limited partners’ interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units. As discussed in Note 21, all subordinated units converted to common units in the first quarter of 2016.

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02–Leases (Topic 842). This standard modifies existing guidance for reporting organizations that enter into leases to increase transparency by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance became effective for us on January 1, 2019.

We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. We are not electing the hindsight practical expedient and thus will not reassess the lease term for existing leases. We made an accounting policy election to not recognize lease assets and lease liabilities on the balance sheet for leases with an initial term of one year or less. We elected the modified retrospective transition method, applied ASU 2018-10 and recorded a cumulative effect adjustment to equity effective January 1, 2019.

There was no impact from the adoption of this ASU on the accounting for our capital lease obligations.

Since our previous sale-leaseback transactions were accounted for as failed sale-leasebacks, we are required to reassess these leases under the new guidance as part of adopting ASU 2016-02. These leases are accounted for as operating leases under the new guidance and the $42.0 million of net property and equipment and $76.1 million of sale-leaseback financing obligations recorded on the balance sheet as of December 31, 2018 were removed as part of our transition adjustment effective January 1, 2019.

Effective January 1, 2019, we recognized right-of-use assets related to operating leases, inclusive of direct costs of entering leases and below market lease intangible assets and net of deferred rent expense and above market lease liabilities, totaling $133.3 million. We recorded lease liabilities related to operating leases totaling $135.9 million.

In addition, $5.0 million of deferred tax assets relating primarily to the failed sale-leasebacks were removed from the balance sheet as part of our transition adjustment.

The net adjustment recorded to equity as of January 1, 2019 was a credit of $29.0 million.

Since we are not restating prior periods as part of adopting this guidance, our results in 2019 will not be directly comparable to our results for periods before 2019. Specifically, payments on our failed sale-leaseback obligations were characterized as principal and interest expense in periods prior to 2019. Starting in 2019, these payments will be characterized as rent expense and thus will reduce gross profit from the wholesale segment, operating income, income before income taxes, and net income relative to the results reported for periods prior to 2019.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration Risk

For 2018, 2017 and 2016, we distributed approximately 11%, 13%, and 16% of our total wholesale distribution volume to Dunne Manning Stores LLC (DMS), an entity associated with the family of a member of the Board and DMS accounted for approximately 15%, 22% and 26% of our rental income, respectively.

In June 2018, we executed master fuel supply and master lease agreements with a third party multi-site operator of retail motor fuel stations, to which we transitioned 43 sites in Florida from DMS in the third quarter of 2018. The master fuel supply and master lease agreements have an initial 10-year term with four 5-year renewal options. See Note 13 for information relating to our recapture of these sites from the master lease agreement with DMS.

For 2018, 2017 and 2016, we distributed 7%, 8% and 8% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and received 20%, 20% and 21% of our rental income from Circle K, respectively.

For more information regarding transactions with DMS and its affiliates and Circle K, see Note 13.

In 2018, our wholesale business purchased approximately 26%, 26%, 13% and 10% of its motor fuel from ExxonMobil, BP, Motiva and Circle K, respectively. In 2017, our wholesale business purchased approximately 28%, 27% and 16% of its motor fuel from ExxonMobil, BP and Motiva, respectively. In 2016, our wholesale business purchased approximately 30%, 25% and 24% of its motor fuel from ExxonMobil, BP and Motiva, respectively. No other fuel suppliers accounted for 10% or more of our motor fuel purchases during 2018, 2017 or 2016.

Valero supplied substantially all of the motor fuel purchased by CST Fuel Supply during all periods presented. CST Fuel Supply purchased approximately 1.6 billion, 1.7 billion and 1.8 billion gallons of motor fuel from Valero for 2018, 2017 and 2016, respectively.

Note 3. ASSET EXCHANGE TRANSACTION WITH CIRCLE K

On December 17, 2018, as approved by the independent conflicts committee of the Board, we entered into an Asset Exchange Agreement (the “Asset Exchange Agreement”) with Circle K. Pursuant to the Asset Exchange Agreement, the parties have agreed to exchange (i) certain assets of CrossAmerica related to 56 convenience and fuel retail stores currently leased and operated by Circle K pursuant to a master lease that CrossAmerica previously purchased jointly with or from CST (the “master lease properties”), and 17 convenience and fuel retail stores currently owned and operated by CrossAmerica located in the U.S. Upper Midwest (collectively, including the master lease properties, the “CAPL Properties”), having an aggregate value of approximately $184.5 million,  for (ii) certain assets of Circle K related to 192 (162 fee and 30 leased) company-operated convenience and fuel retail stores (the “CK Properties”), having an aggregate value of approximately $184.5 million  The existing fuel supply arrangements for the 56 master lease properties will remain unchanged.

The assets being exchanged by CrossAmerica include (i) its fee simple title to all land and other real property and related improvements owned by CrossAmerica at the CAPL Properties, (ii) all buildings and other improvements located on the CAPL Properties, (iii) all tangible personal property owned by CrossAmerica and primarily used in connection with the operation of the CAPL Properties, including all underground storage tanks located on such properties and owned by CrossAmerica, (iv) CrossAmerica’s rights under certain contracts related to the CAPL Properties, (v) all in-store cash, inventory owned by CrossAmerica and assignable permits owned or held by CrossAmerica at the 17 convenience store sites owned and operated by CrossAmerica, (vi) all real estate records and related registrations and reports relating exclusively to the CAPL Properties, and (vii) all goodwill and other intangible assets associated with the foregoing assets (collectively, the “CAPL Assets”). The assets being exchanged by Circle K include (a) its fee simple title to all land and other real property and related improvements owned by Circle K at the CK Properties, (b) all buildings and other improvements located on the CK Properties, (c) all tangible personal property owned by Circle K and primarily used in connection with the operation of the CK Properties, including all underground storage tanks located on such properties and owned by Circle K, (d) Circle K’s rights under the dealer agreements and agent agreements to be entered into and assigned to CrossAmerica relating to each CK Property that will be dealerized as contemplated by the Asset Exchange Agreement, (e) Circle K’s rights under certain contracts related to the CK Properties, (f) all real estate records and related registrations and reports relating exclusively to the CK Properties, and (g) all goodwill and other intangible assets associated with the foregoing assets (collectively, the “CK Assets”).  CrossAmerica will also assume certain liabilities associated with the CK Assets, and Circle K will assume certain liabilities associated with the CAPL Assets.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The CK Properties will be assigned to CrossAmerica in tranches after Circle K has executed a dealer agreement or agent agreement, as applicable, with respect to each CK Property to be included in a tranche and the applicable dealer or agent has assumed possession and operating control of such property. As a result, it is expected that the exchange of assets pursuant to the Asset Exchange Agreement will occur in a series of closings over a period of up to 24 months as Circle K enters into such dealer agreements or agent agreements. At each closing, CK Properties and related CK Assets will be exchanged for CAPL Properties and related CAPL Assets of approximately equivalent value. After the final closing, any net valuation difference will be paid by the party owing such amount to the other.

Each closing is subject to the satisfaction or waiver of customary closing conditions. The Asset Exchange Agreement contains customary representations, warranties, agreements and obligations of the parties, including covenants regarding the conduct by CrossAmerica and Circle K with respect to the CAPL Properties and the CK Properties, respectively, prior to closing. CrossAmerica and Circle K have generally agreed to indemnify each other for breaches of the representations, warranties and covenants contained in the Asset Exchange Agreement for a period of 18 months after the date of the final closing (or for certain specified losses, until the expiration of the applicable statute of limitations). Except for such specified losses, the respective indemnification obligations of each of CrossAmerica and Circle K to the other will not apply to the first $1.845 million of losses and the aggregate indemnification obligations will not exceed $39.9 million. The Asset Exchange Agreement may be terminated by mutual written consent of CrossAmerica and Circle K.

In connection with the execution of the Asset Exchange Agreement, CrossAmerica and Circle K also entered into an Environmental Responsibility Agreement (the “ERA”), which agreement sets forth the parties’ respective liabilities and obligations with respect to environmental matters relating to the CAPL Properties and the CK Properties. Generally, (i) each party will retain liability for known contamination at the sites it is transferring to the other party and (ii) each party will assume liability for unknown contamination at the sites it is receiving from the other party, except that the ERA does not affect any liability that Circle K currently has under the existing master lease of the master lease properties.

The first tranche is anticipated to be closed in the first half of 2019, subject to approval by the independent conflicts committee of the Board.

Note 4. ACQUISITIONS

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

Note 5. ASSETS HELD FOR SALE

We have classified two and 12 sites as held for sale at December 31, 2018 and 2017, respectively. The sites classified as held for sale at December 31, 2018 are expected to be sold in 2019. Assets held for sale were as follows (in thousands):

	December 31,
	2018	2017
Land	$2,029	$4,946
Buildings and site improvements	417	5,785
Equipment	238	2,485
Total	2,684	13,216
Less accumulated depreciation	(466)	(1,508)
Assets held for sale	$2,218	$11,708

Of the sites held for sale at December 31, 2017, 11 were required to be divested per FTC orders in connection with Circle K’s acquisition of Holiday Stationstores, Inc. (Holiday) and the joint acquisition of Jet-Pep Assets by Circle K and us. These assets were sold in the third quarter of 2018 for total proceeds of $4.9 million.

We recorded impairment charges totaling $8.9 million during 2018 related to the 11 FTC-required divestitures, included within depreciation, amortization and accretion expense on the statement of income. The impairment charges include $1.2 million of wholesale fuel distribution rights and $0.3 million of goodwill, most of which relates to the Retail segment.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of Circle K’s acquisition of Holiday, the FTC issued a decree in which nine sites were required to be divested to FTC approved third-party buyers (“Upper Midwest Sites”). Since this was a forced divestiture of assets for us, Circle K compensated us with an amount representing the difference between the value of the nine Upper Midwest Sties and the proceeds of the sale to FTC approved third-party buyers, which amounted to $6.3 million. Circle K’s payment to us was received during the fourth quarter of 2018. This payment was accounted for as a transaction between entities under common control and thus recorded as a contribution to partners’ capital, net of income taxes.

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

During 2017, as approved by the conflicts committee of our Board, we sold 29 properties to Dunne Manning Realty LP, an entity affiliated with Joseph V. Topper, Jr., a member of the Board (DMR), for $18.9 million, resulting in a $0.8 million gain. These sites were generally sites at which we did not supply fuel or represented vacant land. See Note 13 for additional information.

During 2017, we sold two properties as a result of the FTC’s requirements associated with the Merger for $6.7 million, resulting in a gain of $2.2 million. In addition, Circle K agreed to reimburse us for the tax liability incurred on the required sale, resulting in additional proceeds of $0.3 million, which was accounted for as a contribution to partners’ capital. See Note 13 for additional information.

During 2017, DMS renewed its contract with one of its customers, triggering a $0.8 million earn-out payment by DMS to us under a contract entered into with DMS at the time of CST acquiring our General Partner in October 2014, which was recorded as a gain. See Note 13 for additional information.

Note 6. RECEIVABLES

Changes in the allowance for doubtful accounts consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$277	$487	$1,090
Increase in allowance charged to expense	611	103	36
Accounts charged against the allowance, net of recoveries	(281)	(313)	(639)
Balance at end of year	$607	$277	$487

Notes receivable from lessee dealers totaled $2.8 million and $3.2 million at December 31, 2018 and 2017, respectively, and are included in other current assets and other noncurrent assets on the consolidated balance sheets.

Note 7. INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2018	2017
Retail site merchandise	$7,085	$7,806
Motor fuel	6,998	7,316
Inventories	$14,083	$15,122

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Land	$283,137	$285,682
Buildings and site improvements	361,579	362,207
Leasehold improvements	7,936	10,155
Equipment	184,653	185,733
Construction in progress	3,841	1,797
Property and equipment, at cost	841,146	845,574
Accumulated depreciation and amortization	(193,733)	(164,574)
Property and equipment, net	$647,413	$681,000

Approximately $570.8 million of property and equipment, net was used for leasing purposes at December 31, 2018.

We are the lessee in certain sale-leaseback transactions for certain retail sites, and because we have continuing involvement in the underlying retail sites, the sale-leaseback arrangements are accounted for as lease financing obligations. The table above includes these retail sites, as well as certain leases accounted for as capital leases. The total cost and accumulated amortization of property and equipment recorded by us under sale-leaseback transactions and capital leases was $88.5 million and $30.1 million at December 31, 2018 and $89.3 million and $25.9 million at December 31, 2017, respectively.

See Note 12 for future minimum rental payments on capital lease obligations and Note 11 for future minimum rental payments on sale-leaseback obligations.

Depreciation expense, including amortization of assets recorded under sale-leasebacks and capital lease obligations, was approximately $49.3 million, $42.5 million and $39.5 million for 2018, 2017 and 2016, respectively. These amounts include impairments primarily recorded when sites were classified as assets held for sale amounting to $8.1 million (see Note 5 for additional information on impairments related to FTC-required divestitures), $1.3 million and $1.1 million for 2018, 2017 and 2016, respectively.

In October 2018, Hurricane Michael damaged most of our 45 sites in Florida. As a result, we wrote off property and equipment with a net book value of $2.3 million. We recorded $3.1 million in insurance proceeds and as such, recognized a net gain of $0.8 million in 2018.

Note 9. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	December 31, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$126,734	$(69,265)	$57,469	$127,955	$(56,915)	$71,040
Trademarks	1,095	(1,006)	89	2,064	(863)	1,201
Covenant not to compete	4,581	(4,077)	504	4,581	(3,300)	1,281
Below market leases	11,177	(10,176)	1,001	11,401	(8,860)	2,541
Total intangible assets	$143,587	$(84,524)	$59,063	$146,001	$(69,938)	$76,063

Amortization expense, including amortization of above and below market lease intangible assets, which is classified as rent expense, was $15.4 million (including $2.0 million of impairments primarily related to FTC-required divestitures discussed in Note 5), $13.6 million and $13.7 million for 2018, 2017 and 2016, respectively. Aggregate amortization expense is expected to be $11.0 million, $10.8 million, $10.2 million, $9.5 million and $6.8 million for 2019, 2020, 2021, 2022 and 2023, respectively.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. GOODWILL

There were no changes in goodwill during 2016 or 2017. Changes in goodwill during 2018 consisted of the following (in thousands):

	Wholesale Segment	Retail Segment	Consolidated
Balance at December 31, 2016 and 2017	$69,757	$19,352	$89,109
Divestitures	(70)	(275)	(345)
Balance at December 31, 2018	$69,687	$19,077	$88,764

Note 11. ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Taxes other than income	$7,540	$8,303
Current portion of environmental liabilities	1,450	1,611
Interest	1,362	1,223
Current portion of sale-leaseback obligations	1,166	1,020
Equity-based incentive compensation	27	707
Professional fees	1,129	522
Payroll	519	531
Termination benefits	219	245
Other	4,459	2,853
Total accrued expenses and other current liabilities	$17,871	$17,015

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Sale-leaseback obligations, net of deferred financing costs	$74,147	$76,447
Security deposits	11,135	10,593
Environmental liabilities	2,164	1,926
Above market leases	1,331	2,886
Deferred rent expense	3,057	2,968
Other	3,755	3,241
Total other long-term liabilities	$95,589	$98,061

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale-Leaseback Obligations

We are the lessee in certain sale-leaseback transactions for certain retail sites that expire through 2032, and as we have continuing involvement in the underlying retail sites through a sublease with a lessee dealer, the sale-leaseback arrangements are accounted for as lease financing obligations. In lieu of recognizing rent expense for the lease rental payments, we record interest expense, which amounted to $5.5 million, $4.9 million and $3.3 million for 2018, 2017 and 2016, respectively. The future minimum lease payments under sale-leaseback financing obligations as of December 31, 2018 are as follows (in thousands):

2019	$6,595
2020	6,571
2021	6,662
2022	6,754
2023	6,848
Thereafter	55,337
Total future minimum lease payments	88,767
Less interest component	58,094
Present value of minimum lease payments	30,673
Plus net book value of property at end of lease	22,127
Plus deferred gain to be recognized at end of lease	23,260
Gross sale-leaseback obligations	76,060
Current portion	1,166
Long-term portion	74,894
Deferred financing costs, net	747
Long-term portion, net of deferred financing costs	$74,147

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

A rollforward of our asset retirement obligation is below (in thousands):

	December 31,
	2018	2017
Balance at beginning of year	$31,467	$27,750
Recognition of asset retirement obligations	105	3,525
Changes in estimated cash flows or settlement dates	(122)	(1,078)
Accretion	1,533	1,427
Obligations settled	(116)	(157)
Balance at end of year	32,867	31,467
Current portion, included within accrued expenses and other current liabilities	120	—
Long-term portion	$32,747	$31,467

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. DEBT

Our balances for long-term debt and capital lease obligations are as follows (in thousands):

	December 31,
	2018	2017
$650 million revolving credit facility	$498,000	$506,000
Capital lease obligations	24,927	27,220
Note payable	—	765
Total debt and capital lease obligations	522,927	533,985
Current portion	2,296	2,916
Noncurrent portion	520,631	531,069
Deferred financing costs, net	1,355	1,922
Noncurrent portion, net of deferred financing costs	$519,276	$529,147

The following represents principal payments on debt and future minimum lease payments on capital lease obligations for the next five years (in thousands):

	Debt	Capital Lease Obligations	Total
2019	$—	$3,067	$3,067
2020	498,000	3,166	501,166
2021	—	3,266	3,266
2022	—	3,367	3,367
2023	—	3,761	3,761
Thereafter	—	12,015	12,015
Total future minimum lease payments	498,000	28,642	526,642
Less interest component	—	3,715	3,715
	498,000	24,927	522,927
Current portion	—	2,296	2,296
Long-term portion	$498,000	$22,631	$520,631

Credit Facility

The credit facility is a senior secured revolving credit facility maturing on April 25, 2020, with a total borrowing capacity of $650.0 million, under which swing-line loans may be drawn up to $25.0 million and standby letters of credit may be issued up to an aggregate of $45.0 million. The credit facility may be increased, from time to time, upon our written request, subject to certain conditions, up to an additional $100.0 million. Letters of credit outstanding at December 31, 2018 and 2017 totaled $5.2 million and $6.7 million, respectively, which reduced availability under our credit facility. The amount of availability at December 31, 2018 under the revolving credit facility, after taking into account debt covenant constraints, was $53.6 million. In connection with future acquisitions, the revolving credit facility requires, among other things that we have, after giving effect to such acquisitions, at least $20.0 million, in the aggregate, of borrowing availability under the revolving credit facility and unrestricted cash on the balance sheet on the date of such acquisition. All obligations under the credit facility are secured by substantially all of the assets of the Partnership and its subsidiaries.

Outstanding borrowings under the revolving credit facility bear interest at LIBOR plus an applicable margin, which was 2.75% at December 31, 2018. Our borrowings had a weighted-average interest rate of 5.17% at December 31, 2018.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are required to comply with certain financial covenants under the credit facility. We are required to maintain (i) a total leverage ratio (as defined in the revolving credit facility) for the most recently completed four fiscal quarters of less than or equal to 4.50 : 1.00, except for periods following a material acquisition, generally defined as an acquisition with a purchase price of at least $30.0 million and (ii) a consolidated interest coverage ratio (as defined in the revolving credit facility) of at least 2.75 : 1.00. The total leverage ratio shall not exceed 5.00 : 1.00 for the first four full fiscal quarters following the closing of a material acquisition. Since the November 2017 Jet-Pep Assets acquisition qualified as a material acquisition, the maximum leverage ratio applicable to the quarter ended December 31, 2018 was 5.00 : 1.00. If we issued qualified senior notes (as defined in the revolving credit facility) in the aggregate principal amount of $175.0 million or greater, the ratio shall not exceed 5.50 : 1.00. If we issued qualified senior notes (as defined in the revolving credit facility) of $175.0 million or greater, we are also required to maintain a senior leverage ratio (as defined in the revolving credit facility) of less than or equal to 3.00 : 1.00. As of December 31, 2018, we were in compliance with these financial covenants.

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

Capital Lease Obligations

In May 2012, the Predecessor Entity entered into a 15-year master lease agreement with renewal options of up to an additional 20 years with Getty. Pursuant to the lease, the Predecessor Entity originally leased 105 retail sites in Massachusetts, New Hampshire and Maine. The lease was assigned to the Partnership. In December 2012, the agreement was amended to add an additional 25 retail sites in New Jersey. Since then, the agreement has been amended from time to time to add an insignificant number of additional retail sites. We pay fixed rent, which increases 1.5% per year. In addition, the lease requires contingent rent payments based on gallons of motor fuel sold.

Because the fair value of the land at lease inception was estimated to represent more than 25% of the total fair value of the real property subject to the lease, the land element of the lease was analyzed for operating or capital treatment separately from the rest of the property subject to the lease. The land element of the lease was classified as an operating lease and all of the other property was classified as a capital lease. As such, future minimum lease payments are included in both the capital lease obligations table above as well as the operating lease table in Notes 12 and 14.

Through December 31, 2018, certain retail sites have been terminated from the lease. Any property and equipment or capital lease obligations associated with these retail sites were removed from the balance sheet.

Note 13. RELATED PARTY TRANSACTIONS

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

Revenues from wholesale fuel sales and real property rental income from Circle K were as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Revenues from motor fuel sales to Circle K	$162,974	$136,649	$118,745
Rental income from Circle K	16,791	17,021	17,188

Accounts receivable from Circle K for fuel amounted to $2.6 million and $3.9 million at December 31, 2018 and December 31, 2017, respectively.

CST Fuel Supply Equity Interests

CST Fuel Supply provides wholesale motor fuel distribution to the majority of CST’s legacy U.S. retail sites at cost plus a fixed markup per gallon. We owned a 17.5% total interest in CST Fuel Supply at December 31, 2018 and 2017. We account for the

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income derived from our equity interest of CST Fuel Supply as “Income from CST Fuel Supply equity interests” on our statement of income, which amounted to $14.9 million, $14.9 million and $16.0 million for 2018, 2017 and 2016, respectively. Accounts receivable from Circle K related to this income amounted to $1.0 million and $1.2 million at December 31, 2018 and December 31, 2017.

In connection with the Merger, the FTC approved a final order requiring the divestiture of certain CST retail fuel stations. As a result, in September 2017, 61 sites were sold to a third party and removed from the fuel distribution agreement between CST Marketing and Supply and CST Services. CST Marketing and Supply no longer supplies fuel to such sites. To compensate for the decrease in the amount of motor fuels sold by CST Marketing and Supply, Circle K agreed to purchase at least 114.9 million gallons annually (the “Annual Commitment”) in addition to the volumes continued to be sold under the fuel distribution agreement to retail fuel stations that remain with Circle K after the divestiture. In addition, should Circle-K fail to purchase all or a portion of the Annual Commitment, Circle K has agreed to make monthly payments to CST Marketing and Supply in the amount of the seller’s margin of $0.05 per gallon under the fuel distribution agreement multiplied by the number of gallons not physically sold pursuant to the Annual Commitment. Consequently, the Partnership, by virtue of its 17.5% ownership interest in CST Fuel Supply, the 100% owner of CST Marketing and Supply, will continue to receive its share from the volumes sold to the 61 retail sites prior to the FTC mandated divestiture. This agreement continues until the fuel distribution agreement between CST Marketing and Supply and CST Services is terminated, which had an initial term of 10 years expiring in December 2024.

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

Purchase of Fuel from Circle K

We purchase the fuel supplied to 21 retail sites from CST Fuel Supply, in which we own a 17.5% interest, and resell the wholesale motor fuel to independent dealers and sub-wholesalers. We purchased $18.1 million, $23.8 million and $20.4 million of motor fuel from CST Fuel Supply for 2018, 2017 and 2016, respectively, in connection with these retail sites.

We also purchase the fuel supplied to 99 retail sites acquired in the Jet-Pep Assets acquisition from Circle K at a terminal owned and operated by Circle K. We purchased $124.2 million and $11.3 million of motor fuel from Circle K in 2018 and 2017, respectively.

Circle K acquired Holiday Stationstores, Inc. (Holiday) on December 22, 2017. Prior to that acquisition, we were a franchisee of Holiday (Franchised Holiday Stores), purchased fuel from Holiday and paid a franchise fee to Holiday. As a result of Circle K’s acquisition, we purchase fuel from Circle K to supply our Franchised Holiday Stores. These purchases amounted to $49.9 million and $1.9 million for 2018 and 2017, respectively. We also pay a franchise fee to Circle K, which amounted to $1.0 million for 2018 and was insignificant for 2017.

In March and May 2018, we purchased the leasehold interest in three retail sites from Circle K for $0.5 million. We purchase the fuel supplied to these retail sites from Circle K, which amounted to $2.2 million for 2018.

Effective February 1, 2018, Couche-Tard began renegotiating fuel carrier agreements, including our wholesale transportation agreements, with third party carriers. On May 4, 2018, the independent conflicts committee of our Board approved an amendment to the Amended Omnibus Agreement providing for the payment by us to an affiliate of Couche-Tard of a 2.57% commission based on the payments made by us on the renegotiated wholesale transportation contracts to compensate such affiliate of Couche-Tard for its services in connection with the renegotiations of our fuel carrier agreements with third party carriers, which resulted in overall reductions in transportation costs to us. This commission amounted to $0.5 million for 2018.

Amounts payable to Circle K related to these fuel purchases and freight commissions totaled $4.3 million and $7.0 million at December 31, 2018 and 2017, respectively.

Amended Omnibus Agreement and Management Fees

We incurred costs and expenses under the Amended Omnibus Agreement of $11.8 million, $13.9 million and $15.9 million for 2018, 2017 and 2016, respectively, including incentive compensation costs and non-cash stock-based compensation expense, which are recorded as a component of operating expenses and general and administrative expenses in the statement of income.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Partnership recognized charges for severance, benefit and retention costs allocated by Circle K in relation to the Merger of $0.8 million and $7.1 million for 2018 and 2017, respectively. Such costs are included in general and administrative expenses in the statements of income.

Amounts payable to Circle K related to expenses incurred by Circle K on our behalf in accordance with the Amended Omnibus Agreement, including the separation benefits discussed above, totaled $20.2 million and $18.3 million at December 31, 2018 and 2017, respectively.

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

Year	Number of Common Units Issued
2016	440,266
2017	550,516
2018	292,118

All charges allocated to us by Circle K under the Amended Omnibus Agreement since the first quarter of 2018 have been paid by us in cash.

IDR and Common Unit Distributions

We distributed $1.6 million, $4.3 million and $3.4 million to Circle K related to its ownership of our IDRs and $16.2 million, $17.0 million and $15.5 million related to its ownership of our common units during 2018, 2017 and 2016, respectively.

Other Transactions with Circle K

As discussed in Note 5, we sold two properties during 2017 as a result of the FTC’s requirements associated with Couche-Tard’s acquisition of CST. Circle K agreed to reimburse us for the tax liability incurred on the required sale, resulting in additional proceeds of $0.3 million, which was accounted for as a contribution to partners’ capital.

Also as discussed in Note 5, we sold nine properties during 2018 as a result of the FTC’s requirements associated with Couche-Tard’s acquisition of Holiday. Since this was a forced divestiture of assets for us, Circle K compensated us with an amount representing the difference between the value of the nine Upper Midwest Sites and the proceeds of the sale to FTC approved third-party buyers, which amounted to $6.3 million. Circle K’s payment to us was received during the fourth quarter of 2018.

Transactions with Affiliates of Members of the Board

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from motor fuel sales and rental income from DMS and its affiliates were as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Revenues from motor fuel sales to DMS and its affiliates	$241,151	$241,895	$254,292
Rental income from DMS and its affiliates	12,569	18,753	21,208

Accounts receivable from DMS and its affiliates totaled $5.6 million and $9.3 million at December 31, 2018 and December 31, 2017, respectively.

During the second quarter of 2018, in connection with the transition of 43 sites in Florida from DMS to a third party multi-site operator of retail motor fuel stations, we accrued a $3.8 million contract termination payment, which was paid to DMS during the third quarter of 2018. This payment was approved by the independent conflicts committee of our Board. Additionally, we recorded a $2.4 million charge primarily to write off deferred rent income related to our recapture of these sites from the master

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lease agreement with DMS. These charges are included in loss on dispositions and lease terminations, net in the statement of income. See Note 2 for additional information on the agreements entered into with the third party multi-site operator.

Revenue from rental income from Topstar Enterprises, an entity affiliated with a member of the Board, was $0.3 million, $0.5 million and $0.5 million for 2018, 2017 and 2016, respectively.

CrossAmerica leases real estate from certain other entities affiliated with Joseph V. Topper, Jr., a member of the Board. Rent expense paid to these entities was $1.0 million for 2018 and $0.9 million for 2017 and 2016.

As discussed in Note 5, DMS renewed its contract with one of its customers, triggering a $0.8 million earn-out payment by DMS to us in 2017 under a contract entered into with DMS at the time of CST acquiring our General Partner in October 2014.
Also as discussed in Note 5, we sold 29 properties to DMR during 2017 for $18.9 million, resulting in a gain of $0.8 million.

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are performed by an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $1.8 million, $1.5 million and $1.6 million for 2018, 2017 and 2016, respectively. Accounts payable to this related party amounted to $0.4 million and $0.2 million at December 31, 2018 and 2017, respectively.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We sublease office space from Circle K that Circle K leases from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board. The management fee charged by Circle K to us under the Amended Omnibus Agreement incorporates this rental expense, which amounted to $0.7 million, $0.7 million and $0.6 million for 2018, 2017 and 2016, respectively.

Public Relations and Website Consulting Services

We have engaged a company affiliated with a member of the Board for public relations and website consulting services. The cost of these services amounted to $0.1 million for 2018, 2017 and 2016.

Note 14. OPERATING LEASES

Operating Leases of Retail Sites as Lessee

We lease retail sites from third parties under certain non-cancelable operating leases that expire from time to time through 2033. Total rent expense amounted to $21.5 million, $21.3 million and $21.7 million for 2018, 2017 and 2016, respectively.

The future minimum lease payments under operating leases as of December 31, 2018 were as follows (in thousands):

2019	$17,642
2020	15,435
2021	12,744
2022	11,225
2023	9,232
Thereafter	25,197
Total future minimum lease payments	$91,475

The future minimum lease payments presented above do not include contingent rent based on future inflation, future revenues or volumes, or amounts that may be paid as reimbursements for certain operating costs incurred by the lessor. Most lease agreements include provisions for renewals.

Contingent rent expense, based on gallons sold, was approximately $1.9 million, $1.9 million and $2.1 million for 2018, 2017 and 2016, respectively.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases of Retail Sites as Lessor

Motor fuel stations are leased to tenants under operating leases with various expiration dates ranging through 2033.

The future minimum lease payments under non-cancelable operating leases with third parties, Circle K and DMS as of December 31, 2018 were as follows (in thousands):

	Third Party	Circle K	DMS	Total
2019	$40,590	$14,178	$6,084	$60,852
2020	34,209	14,178	6,173	54,560
2021	27,301	14,178	6,264	47,743
2022	22,942	14,178	6,356	43,476
2023	20,400	14,178	6,449	41,027
Thereafter	66,430	18,850	29,919	115,199
Total future minimum lease payments	$211,872	$89,740	$61,245	$362,857

The future minimum lease payments presented above do not include contingent rent based on future inflation, future revenues or volumes of the lessee, or amounts that may be received as tenant reimbursements for certain operating costs. Most lease agreements include provisions for renewals.

Deferred rent income from straight-line rent relates to the cumulative amount by which straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement and totaled $6.3 million and $6.9 million at December 31, 2018 and 2017, respectively.

Note 15. ENVIRONMENTAL MATTERS

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

The table below presents a rollforward of our environmental liability (in thousands):

	December 31,
	2018	2017
Balance at beginning of year	$3,537	$4,169
Provision for new environmental losses	918	1,334
Changes in estimates for previously incurred losses	104	(579)
Payments	(945)	(1,387)
Balance at end of year	3,614	3,537
Current portion, included within accrued expenses and other current liabilities	1,450	1,611
Long-term portion, included within other long-term liabilities	$2,164	$1,926

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018, we were indemnified by third-party escrow funds, state funds or insurance totaling $3.2 million, which are recorded as indemnification assets and included within other noncurrent assets on the balance sheet. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

Environmental liabilities related to the sites contributed to the Partnership in connection with our IPO have not been assigned to us and are still the responsibility of the Predecessor Entity. Under the Amended Omnibus Agreement, the Predecessor Entity must indemnify us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO for contributed sites. As such, these environmental liabilities and indemnification assets are recorded on the balance sheet of the Predecessor Entity rather than the balance sheet of the Partnership.

Note 16. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distributions. The following provides total annual future minimum volume purchase requirements (in thousands of gallons):

2019	475,802
2020	404,023
2021	394,249
2022	394,372
2023	337,530
Thereafter	1,092,015
Total	3,097,991

In the event we fail to purchase the required minimum volume for a given contract year, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. We did not incur any significant penalties for the periods presented.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We were a co-defendant, together with our General Partner, CST and CST Services, in a lawsuit brought by a former executive of CST Services who, until March 2015, provided services to us as Chief Investment Officer and Vice President of Finance (Court of Common Pleas, Lehigh County, Pennsylvania, case number 2015-1003). In connection with CST’s acquisition of our General Partner in 2014, the plaintiff alleged breach of contract and associated claims relating to his termination of employment and claimed severance benefits under the EICP. In October 2017, a jury awarded the plaintiff a total of $1.7 million. Such amount was recorded in general and administrative expenses in 2017. Under the EICP, we were also obligated to pay reasonable legal expenses incurred by the plaintiff in connection with this dispute, which we expensed as incurred. The Partnership incurred total legal fees related to this case of $0.8 million in 2017.

Note 17. FAIR VALUE MEASUREMENTS

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

As further discussed in Note 19, we have accrued for unvested phantom units and phantom performance units as a liability and adjust that liability on a recurring basis based on the market price of our common units each balance sheet date. Such fair value measurements are deemed Level 1 measurements.

Financial Instruments

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of December 31, 2018 and 2017 due to the short-term maturity of these instruments. The fair value of the revolving credit facility approximated its carrying value of $498.0 million as of December 31, 2018 and $506.0 million as of December 31, 2017, due to the frequency with which interest rates are reset and the consistency of the market spread.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. PARTNERS’ CAPITAL

We issued common units (net of units withheld for income taxes) as a result of the vesting of phantom units and conversion of profits interests previously issued primarily to Circle K employees who provide services principally to CrossAmerica totaling 40,534 common units in 2018, 35,993 common units in 2017 and 107,227 common units in 2016. See Note 19 for additional information.

See Note 13 for information regarding the issuance of common units to Circle K as payment of a portion of the amounts due under the terms of the Amended Omnibus Agreement.

Common Unit Repurchase Program

In November 2015, the Board approved a common unit repurchase program under Rule 10b-18 of the Exchange Act authorizing us to repurchase up to an aggregate of $25.0 million of the common units representing limited partner interests in the Partnership. Under the program, we may make purchases in the open market in accordance with Rule 10b-18 of the Exchange Act, or in privately negotiated transactions, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act or otherwise. Any purchases will be funded from available cash on hand. The common unit repurchase program does not require us to acquire any specific number of our common units and may be suspended or terminated by us at any time without prior notice. The purchases will not be made from any officer, director or control person of the Partnership or Circle K. The following table shows the purchases made through December 31, 2016. No purchases were made in 2017 or 2018.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Cost of Units Purchased	Amount Remaining under the Program
2015-2016	287,621	$23.84	$6,855,724	$18,144,276

Distributions

Quarterly distribution activity to common unitholders for 2018 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2017	February 5, 2018	February 12, 2018	$0.6275	$21,415
March 31, 2018	May 18, 2018	May 25, 2018	0.5250	18,002
June 30, 2018	August 6, 2018	August 13, 2018	0.5250	18,084
September 30, 2018	November 5, 2018	November 13, 2018	0.5250	18,098
December 31, 2018	February 11, 2019	February 19, 2019	0.5250	18,099

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Note 19. EQUITY-BASED COMPENSATION

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below summarizes our equity-based award activity:

	Employees of Circle K			Directors
	Phantom Units	Phantom Performance Units	Profits Interests	Phantom Units	Total
Nonvested at December 31, 2016	41,950	—	3,088	5,364	50,402
Granted	1,233	—	—	10,539	11,772
Forfeited	(6,469)	—	—	—	(6,469)
Vested/Redeemed	(34,094)	—	(3,088)	(5,364)	(42,546)
Nonvested at December 31, 2017	2,620	—	—	10,539	13,159
Granted	—	14,301	—	15,580	29,881
Forfeited	—	(694)	—	—	(694)
Vested/Redeemed	(1,793)	—	—	(10,539)	(12,332)
Nonvested at December 31, 2018	827	13,607	—	15,580	30,014

Phantom Units

The nonvested phantom units granted to employees of Circle K outstanding as of December 31, 2018 will vest in two equal installments in June 2019 and June 2020 assuming continued service of the Circle K employee. This award was accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of our common units. These awards may be settled in common units or cash at the discretion of the Board.

The nonvested phantom units granted to non-employee director of the Board as a portion of director compensation outstanding as of December 31, 2018 will vest in August 2019. These awards were accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of our common units.

Phantom Performance Units

Of the remaining nonvested performance phantom unit awards at December 31, 2018, 35% vest upon the third anniversary of the grant date of such awards assuming continued service of the Circle K employee. The remaining 65% are subject to performance conditions relating to fuel volume, Adjusted EBITDA and employee engagement. These awards were accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of our common units. These awards may be settled in common units or cash at the discretion of the Board.

Profits Interests

In March 2014, we contributed our investments in our operating subsidiaries and certain other assets and liabilities to LGP Operations. Since March 2014, LGP Operations granted profits interests, which are represented by Class B Units in LGP Operations. Upon vesting, Class B Unitholders were entitled to receive cash distributions proportionate to those received by common unitholders. Class B Units were redeemable two years after they were granted, subject to certain limitations, for cash or common units at the discretion of the Board.

Because the Class B Units were an interest in the equity of LGP Operations, they represented a noncontrolling interest from our perspective. As such, the Class B Units were presented as a noncontrolling interest on the balance sheet and the Class B Unitholders’ interest in the net income of LGP Operations was presented as net income attributable to noncontrolling interests on the statement of income. No profits interests remain outstanding and therefore there is no remaining noncontrolling interest at December 31, 2018.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Overall

Since we grant awards to employees of Circle K who provide services to us under the Amended Omnibus Agreement, and since the grants may be settled in cash, unvested phantom units and phantom performance units receive fair value variable accounting treatment. As such, they are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. The balance of the accrual was insignificant at December 31, 2018 and $0.7 million at December 31, 2017.

We record equity-based compensation as a component of general and administrative expenses in the statements of income. Compensation expense for 2018 and 2017 was insignificant and was $1.3 million for 2016.

CST Equity-Based Awards

Before the Merger was completed, CST granted equity-based awards of approximately 47,000 and 102,000 in the form of time vested restricted stock units of CST, stock options of CST and market share units of CST in 2017 and 2016, respectively, which were granted to certain employees of CST for services rendered on our behalf. Compensation expense charged to us under the Amended Omnibus Agreement amounted to $0.3 million, $1.7 million and $2.3 million for 2018, 2017 and 2016, respectively.

At the completion of the Merger, each CST stock option, restricted stock unit and market share unit that was outstanding immediately prior to the completion of the Merger, excluding the CST restricted stock units granted in February 2017, whether vested or unvested, became fully vested and converted into the right to receive a cash payment as defined in the Merger Agreement. The Partnership was allocated a $0.4 million charge upon the accelerated vesting of these awards, included in the expense amounts for 2017 set forth above.

At the completion of the Merger, each award of CST restricted stock units that was granted in February 2017 converted into the right to receive a cash payment as defined in the Merger Agreement, but such award will remain subject to the same vesting terms and payment schedule as those set forth in the original restricted stock unit award agreement; provided that such award will vest in full upon an involuntary termination of employment without cause, or termination for “Good Reason,” or termination due to death, “Disability” or “Retirement.” Unrecognized compensation expense associated with CST restricted stock units granted in February 2017 amounted to $0.3 million as of December 31, 2018, which will be recognized over the vesting term through January 2020.

Note 20. INCOME TAXES

As a limited partnership, we are not subject to federal and state income taxes, however our corporate subsidiaries are subject to income taxes. Income tax attributable to our taxable income, which may differ significantly from income for financial statement purposes, is assessed at the individual limited partner unit holder level. We are subject to a statutory requirement that non-qualifying income, as defined by the Internal Revenue Code, cannot exceed 10% of total gross income for the calendar year. If non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. The non-qualifying income did not exceed the statutory limit in any period presented. The reported balance of our net assets was greater than the related tax basis of net assets by $8.4 million at December 31, 2018 ($23.1 million after the January 1, 2019 adoption of ASC 842). The reported balance of our net assets was less than the related tax basis of net assets by $3.4 million at December 31, 2017.

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

The Tax Cuts and Jobs Act made changes that affect us including (1) reducing the federal corporate income tax rate to 21 percent beginning January 1, 2018, and (2) providing for the immediate expensing for tax purposes for certain qualified depreciable assets placed in service after September 27, 2017. As a result of the rate change, we recognized a net tax benefit of $13.2 million in 2017 due to the reduction of our net deferred tax liability.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of income tax expense related to net income were as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Current
U.S. federal	$1,117	$210	$309
U.S. state	411	406	(75)
Total current	1,528	616	234

Deferred
U.S. federal	(2,737)	(16,064)	(1,369)
U.S. state	(1,524)	(2,789)	682
Total deferred	(4,261)	(18,853)	(687)
Income tax benefit	$(2,733)	$(18,237)	$(453)

The difference between the actual income tax provision and income taxes computed by applying the U.S. federal statutory rate to earnings (losses) before income taxes is attributable to the following (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Consolidated income from continuing operations before income taxes - all domestic	$2,513	$4,939	$10,262
Income from continuing operations before income taxes of non-taxable entities	(8,881)	(7,769)	(13,408)
Loss from continuing operations before income taxes of corporate entities	(6,368)	(2,830)	(3,146)
Federal income tax benefit at statutory rate	(1,337)	(962)	(1,070)
Increase (decrease) due to:
Nondeductible expenses	132	384	(37)
Basis difference of acquired assets	(648)	—	—
Tax on gains not recognized for book income	—	112	1,104
Change in valuation allowance	—	(3,713)	67
State income taxes, net of federal income tax benefit	(880)	(878)	40
Non-taxable refund	—	—	(589)
Rate change	—	(13,180)	—
Other	—	—	32
Total income tax benefit	$(2,733)	$(18,237)	$(453)

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2018	2017
Deferred income tax assets:
Deferred rent expense	$1,167	$1,298
Above market lease liability	74	275
Capital lease and sale-leaseback financing obligations	13,626	14,677
Asset retirement obligations	7,593	7,250
Other assets	1,206	794
Total deferred income tax assets	23,666	24,294

Deferred income tax liabilities:
Deferred rent income	1,081	1,307
Property and equipment	43,873	45,549
Intangibles	(1,593)	679
Other assets	234	828
Total deferred income tax liabilities	43,595	48,363
Net deferred income tax liabilities	$19,929	$24,069

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. Positive evidence considered in our 2017 assessment included: 1) reversals of taxable temporary differences in future tax years; 2) an observable history of reporting taxable income; 3) projections of future taxable income; 4) feasible and prudent tax planning strategies; and 5) the impact of recently enacted tax reform. Under the Tax Cuts and Jobs Act, among other provisions, any net operating losses generated after 2017 can be carried forward indefinitely. This change, in part, allows for the consideration as a future source of taxable income, reversals of deferred tax liabilities related to indefinite lived liabilities. This income is sufficient to offset the indefinite lived asset generated by the reversals and provides additional positive evidence of future income allowing for the release of the valuation allowance. The release resulted in a tax benefit of $3.7 million in 2017.

Changes in the valuation allowance account consisted of the following (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$—	$5,495	$5,428
Charged to costs and expenses (a)	—	(5,495)	67
Balance at end of year	$—	$—	$5,495

(a)	Of the 2017 amount charged to costs and expenses, $1.8 million primarily relates to the reduction in the tax rate used to compute the valuation allowance as a result of the Tax Cuts and Jobs Act.

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

We did not have unrecognized tax benefits at December 31, 2018 or 2017. Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We had no material interest and penalties for 2018, 2017 and 2016.

We file income tax returns with the U.S. federal government as well as the many state jurisdictions in which we operate. The statute remains open for tax years 2015 through 2018; therefore, these years remain subject to examination by federal, state and local jurisdiction authorities.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. NET INCOME PER LIMITED PARTNER UNIT

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

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Years Ended December 31,
	2018	2017	2016
	Common Units	Common Units	Common Units	Subordinated Units
Numerator:
Distributions paid	$75,599	$83,786	$75,598	$4,459
Allocation of distributions in excess of net income	(71,927)	(64,965)	(68,539)	(4,206)
Limited partners’ interest in net income - basic and diluted	$3,672	$18,821	$7,059	$253
Denominator:
Weighted average limited partnership units outstanding - basic	34,345,298	33,844,823	32,159,156	1,151,366
Adjustment for phantom units(a)	—	10,522	56,848	—
Weighted average limited partnership units outstanding - diluted	34,345,298	33,855,345	32,216,004	1,151,366
Net income per limited partnership unit - basic and diluted	$0.11	$0.56	$0.22	$0.22

Distributions paid per common unit	$2.2025	$2.4800	$2.4000	$2.4000
Distributions declared (with respect to each respective period) per common unit	$2.1000	$2.4950	$2.4200	$2.4200

(a)	Excludes 19,075 potentially dilutive securities from the calculation of diluted earnings per common unit because to do so would be antidilutive for 2018.

Note 22. SEGMENT REPORTING

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

Unallocated items consist primarily of general and administrative expenses, depreciation, amortization and accretion expense, gains on dispositions and lease terminations, net, and the elimination of the Retail segment’s intersegment cost of revenues from motor fuel sales against the Wholesale segment’s intersegment revenues from motor fuel sales. The profit in ending inventory generated by the intersegment motor fuel sales is also eliminated. Total assets by segment are not presented as management does not currently assess performance or allocate resources based on that data.

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Year Ended December 31, 2018
Revenues from fuel sales to external customers	$1,713,227	$546,061	$—	$2,259,288
Intersegment revenues from fuel sales	425,610	—	(425,610)	—
Revenues from food and merchandise sales	—	97,603	—	97,603
Rent income	77,404	8,238	—	85,642
Other revenue	3,384	—	—	3,384
Total revenues	$2,219,625	$651,902	$(425,610)	$2,445,917
Income from CST Fuel Supply equity interests	$14,948	$—	$—	$14,948
Operating income (loss)	$117,848	$8,429	$(91,265)	$35,012

Year Ended December 31, 2017
Revenues from fuel sales to external customers	$1,521,408	$380,387	$—	$1,901,795
Intersegment revenues from fuel sales	281,561	—	(281,561)	—
Revenues from food and merchandise sales	—	104,362	—	104,362
Rent income	79,344	6,970	—	86,314
Other revenue	2,356	—	—	2,356
Total revenues	$1,884,669	$491,719	$(281,561)	$2,094,827
Income from CST Fuel Supply equity interests	$14,906	$—	$—	$14,906
Operating income (loss)	$108,624	$5,737	$(81,942)	$32,419

Year Ended December 31, 2016
Revenues from fuel sales to external customers	$1,325,563	$339,758	$—	$1,665,321
Intersegment revenues from fuel sales	242,399	—	(242,399)	—
Revenues from food and merchandise sales	—	122,084	—	122,084
Rent income	74,955	5,639	—	80,594
Other revenue	1,807	—	—	1,807
Total revenues	$1,644,724	$467,481	$(242,399)	$1,869,806
Income from CST Fuel Supply equity interests	$16,048	$—	$—	$16,048
Operating income (loss)	$102,876	$7,561	$(78,266)	$32,171

Receivables relating to the revenue streams above are as follows:

	December 31,
	2018	2017
Receivables from fuel and merchandise sales	$19,247	$35,439
Receivables for rent and other lease-related charges	6,610	6,812
Total accounts receivable	$25,857	$42,251

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance obligations are satisfied as fuel is delivered to the customer. Many of our contracts with our customers include minimum purchase volumes measured on a monthly basis. Receivables from fuel are recognized on a per-gallon rate and are generally collected within 10 days of delivery.

The balance of unamortized costs incurred to obtain certain contracts with customers was $5.7 million and $5.1 million at December 31, 2018 and 2017, respectively. Amortization of such costs is recorded against operating revenues and amounted to $0.9 million, $0.6 million and $0.5 million for 2018, 2017 and 2016, respectively

Receivables from rent and other lease-related charges are generally collected at the beginning of the month.

Note 23. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Decrease (increase):
Accounts receivable	$12,514	$1,263	$(6,052)
Accounts receivable from related parties	4,271	(666)	(2,104)
Inventories	362	863	4,960
Other current assets	(66)	(1,718)	2,345
Other assets	(137)	(3,248)	(7,642)
Increase (decrease):
Accounts payable	(3,157)	886	2,132
Accounts payable to related parties	(1,853)	14,778	(1,851)
Motor fuel taxes payable	(1,637)	(226)	2,649
Accrued expenses and other current liabilities	1,364	1,708	(1,239)
Other long-term liabilities	(1,645)	(83)	3,837
Changes in operating assets and liabilities, net of acquisitions	$10,016	$13,557	$(2,965)

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

Supplemental disclosure of cash flow information (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Cash paid for interest	$31,201	$25,984	$21,127
Cash paid for income taxes, net of refunds received	1,580	1,756	808

Supplemental schedule of non-cash investing and financing activities (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Amended Omnibus Agreement fees settled in our common units	$6,518	$14,033	$11,245
Sale of property and equipment in Section 1031 like-kind exchange transactions	—	(1,650)	(2,232)
Issuance of capital lease obligations and recognition of asset retirement obligation related to Getty lease	—	740	1,223
Removal of property and equipment and capital lease obligation for retail sites terminated from Getty lease	—	—	810

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes quarterly financial data for 2018 and 2017 (in thousands):

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenues	$554,570	$673,295	$670,810	$547,242
Gross profit	$39,951	$43,972	$43,798	$45,074
Operating income (loss)	$7,424	$(1,568)	$13,652	$15,504
Net income (loss) attributable to limited partners	$(805)	$(6,935)	$5,308	$7,683
Basic and diluted earnings (loss) per common unit(a)	$(0.06)	$(0.21)	$0.15	$0.22

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenues	$469,286	$528,789	$544,092	$552,660
Gross profit	$37,446	$41,622	$41,575	$40,123
Operating income	$5,580	$2,718	$12,284	$11,837
Net income (loss) attributable to limited partners	$1,696	$(3,993)	$4,333	$21,122
Basic and diluted earnings (loss) per common unit(a)	$0.02	$(0.15)	$0.10	$0.59
(a)

Earnings (loss) per common unit amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual earnings per share amounts.

Note 25. SEPARATION BENEFITS

During the second quarter of 2017, the Partnership recognized a $5.4 million charge for severance and benefit costs associated with certain officers and other employees of CST Services who provided services to the Partnership and who terminated employment upon the consummation of the Merger, which constituted a change in control, as defined in the EICP and CST’s severance plans. Such costs are included in general and administrative expenses and were paid by Circle K in 2017. Accounts payable to related parties at December 31, 2018 and 2017 includes these costs as we will reimburse Circle K.

In addition, certain participants in the EICP received retention bonuses that are paid in annual installments that began in July 2017 and continue through July 2019. The Partnership recorded charges totaling $0.8 million and $1.7 million related to these payments during 2018 and 2017, respectively, which were included in general and administrative expenses. The Partnership anticipates recognizing a charge of $0.1 million over the remaining retention period.

See Note 16 for information regarding a $1.7 million charge recorded in 2017 for EICP severance payments to a former executive.

The following table presents a rollforward of accrued separation benefits:

	December 31,
	2018	2017
Balance at beginning of year	$8,569	$255
Provision for separation benefits	770	8,916
Separation benefits paid	(26)	(602)
Balance at end of year	$9,313	$8,569

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our General Partner has a Board that oversees our management, operations and activities. Our unitholders are not entitled to elect the directors of the Board or participate in our management or operations. Couche-Tard, as the indirect owner of our General Partner, has the right to appoint and remove all members of the Board. Our General Partner owes a fiduciary duty to our unitholders. However, our Partnership Agreement contains provisions that limit the fiduciary duties that our General Partner owes to our unitholders. Our General Partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, our General Partner intends to incur indebtedness or other obligations that are nonrecourse. Except as described in our Partnership Agreement and subject to its fiduciary duty to act in good faith, our General Partner has exclusive management power over our business and affairs.

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

Directors and Executive Officers of the General Partner

Current Directors and Executive Officers	Age (1)	Position with our General Partner
Timothy A. Miller	46	Chairman of the Board
Jean Bernier	62	Director
Justin A. Gannon	69	Director
Mickey Kim	60	Director
John B. Reilly, III	57	Director
Joseph V. Topper, Jr.	63	Director
Claude Tessier	55	Director
Michael W. Federer (2)	38	Senior Director Legal and Corporate Secretary
Evan W. Smith	48	Vice President of Finance and Chief Financial Officer
Gerardo Valencia	41	Director, President and Chief Executive Officer
George W. Wilkins (3)	46	Vice President of Operations
(1)	as of December 31, 2018
(2)	Michael W. Federer was elected as Senior Director Legal and Corporate Secretary on December 5, 2018.
(3)	George W. Wilkins was appointed as Vice President of Operations on January 24, 2018.

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

Gerardo Valencia was appointed President and Chief Executive Officer of our General Partner, effective July 9, 2018. Mr. Valencia has served as a director of the Board and President of our General Partner since March 1, 2018. Mr. Valencia worked for BP p.l.c. from May 1997 until February 2018 in a variety of positions, including retail operations, asset management, business development, and wholesale fuel sales and strategy for different markets around the globe. He was President of ampm, the convenience store subsidiary of BP p.l.c., head of sales and marketing for the U.S. West Coast and, in his last role within BP p.l.c., was responsible for retail strategy and implementation of programs across North America. He holds a masters degree in business administration from the Kellogg School of Management and a bachelor of science degree in industrial and mechanical engineering from the Monterrey Institute of Technology in Mexico.

Jean Bernier was appointed as a director of the Board in June 2017. As of December 31, 2017, Mr. Bernier stepped down as Group President, Global Fuels and North-East Operations of Couche-Tard, a position he held since March 2016, and assumed the role as advisor to the Couche-Tard Chief Executive Officer until March 2018. He previously held the position of Group President Fuel Americas and Operations North East since July 2012. Mr. Bernier has over 30 years of experience in the convenience store, fuel and grocery store sectors of the retail industry. Prior to joining Couche-Tard in 2012, Mr. Bernier was Executive Vice President of Valero Energy Corporation (NYSE: VLO) as well as President of Ultramar Ltd., the Canadian subsidiary of Valero. From 1996 to 2011, Mr. Bernier held various senior management roles with Ultramar Ltd., including Vice-President Retail Operations in 1998 and 1999 and President from 1999 to 2011. Prior to joining Ultramar Ltd., Mr. Bernier served for nine years in a variety of senior management positions at Provigo Inc., Canada’s second largest food retailer where he held Vice-President and Chief Operating Officer level positions. Mr. Bernier holds a bachelor’s degree from the Université de Montréal and a Master’s degree in Industrial Relations from the University of Waterloo, Ontario.

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

Mickey Kim was appointed as a director of the Board in June 2017 and he serves as chairman of the conflicts committee and member of the audit committee. Mr. Kim is a Member, Chief Operating Officer and Chief Compliance Officer of Kirr, Marbach & Company, LLC (“KM”), a registered investment adviser. Mr. Kim joined KM in 1986 and has been the firm’s Chief Operating Officer since 1996 and Chief Compliance Officer since 2004. Mr. Kim has also served as Vice-President, Treasurer and Secretary of Kirr, Marbach Partners Funds, Inc., a registered investment company, since 1998. Prior to his position with KM, Mr. Kim was a Senior Research Analyst at Driehaus Capital Management, a Chicago investment management firm, from 1982 to 1985. Mr. Kim has been a Chartered Financial Analyst (“CFA”) charterholder since 1985 and passed the Certified Public Accountant examination in 1980. He holds a bachelor’s degree in Accounting from the University of Illinois (1980) and a Master’s degree in Business Administration from the University of Chicago (1982).

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

Evan W. Smith was appointed Vice President of Finance and Chief Financial Officer of our General Partner in June 2017. He was previously Vice President and Treasurer of CST Brands Inc. since April 2015. He has more than 24 years of finance and capital markets experience, has been a CFA charter holder since 2001, and earned a bachelor’s degree in Mechanical Engineering from the University of Texas at Austin.

George Wilkins was appointed Vice President of Operations of our General Partner in January 2018 and has served as Vice President since July 2014. Previously, Mr. Wilkins was our Wholesale General Manager since March 2012, where he was responsible for growing and developing our dealer network. Mr. Wilkins has over 20 years of diverse experience working for major oil companies, including LUKOIL North America as Director of Wholesale Operations and Marketing, ConocoPhillips as East Coast Marketing Manager and Regional Strategy Manager for Mobil Oil Corporation. Mr. Wilkins holds a bachelor’s degree in Business Management from Drexel University, as well as an Executive MBA degree from Villanova University.

Michael W. Federer was appointed Senior Director Legal and Corporate Secretary of our General Partner, effective December 5, 2018. He has over 13 years of legal experience, most recently with Sunoco LP in the role of Counsel, Franchise and Intellectual Property. While at Sunoco, he provided legal direction, oversight and support to Sunoco’s franchised convenience store offering and wholesale fuel operations. Additionally, he worked with Sunoco’s marketing team in the management and optimization of Sunoco’s global intellectual property portfolio. Prior to Mr. Federer’s role with Sunoco, he was an attorney in private practice with the international law firm of K&L Gates LLP, among others. Mr. Federer earned a bachelors of science in business administration in Finance from The Ohio State University, and a Juris Doctorate from the University of Notre Dame Law School.

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

The Board has determined Messrs. Kim, Gannon and Reilly to be independent as defined under the independence standards established by the NYSE and the Exchange Act. These directors, whom we refer to as independent directors, are not officers or employees of our General Partner or its affiliates and have been determined by the Board to be otherwise independent of Couche-Tard and its affiliates.

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

Committees of the Board

The Board has an audit committee and a conflicts committee. The charter for each of the committees can be found in its entirety on the Partnership’s website at www.crossamericapartners.com under the “Corporate Governance” tab in the “Investors” section. As a limited partnership, we are not required by NYSE rules to have a compensation committee or a nominating and corporate governance committee. During 2018, the Board held five meetings and each director attended 100% of the Board and respective committee meetings while she or he was a director.

Audit Committee

Effective October 1, 2014, Messrs. Gannon and Reilly have served as members of the audit committee and, on June 28, 2017, Mr. Kim was appointed as member of the audit committee. Mr. Gannon serves as chair. The audit committee is comprised entirely of directors who meet the financial literacy standards of the NYSE and the Exchange Act. The rules and regulations established by the NYSE and the Exchange Act also generally require that our audit committee consist entirely of independent directors. The Board has determined that Messrs. Gannon, Kim and Reilly meet the independence standards required of audit committee members by the NYSE and the Exchange Act and they meet the financial literacy standards of directors who serve on the audit committee, and Mr. Gannon is an “audit committee financial expert” as defined by SEC rules. The audit committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements, Partnership policies and controls, the independent auditor’s qualifications and independence, the performance of the Partnership’s internal audit function and risk assessment and risk management. The audit committee has sole authority with respect to the appointment, retention, compensation, evaluation, oversight of the work and termination of our independent auditors and has the authority to obtain advice and assistance from outside legal, accounting or other advisors as the audit committee deems necessary to carry out its duties and receives appropriate funding, as determined by the audit committee, from the Partnership for such advice and assistance. In 2018, the audit committee held four meetings.

Conflicts Committee

Effective October 1, 2014, Messrs. Gannon and Reilly have served are as members of the conflicts committee, and, on June 28, 2017, Mr. Kim was appointed as chair and member of the conflicts committee. Pursuant to our Partnership Agreement, the members of the conflicts committee may not be officers or employees of our General Partner or directors, officers or employees of its affiliates, must not be holders of any ownership interest in the General Partner or any of its affiliates, other than Partnership units, that is determined by the Board of Directors, after reasonable inquiry, to be likely to have an adverse impact on the ability of such director to fulfill his or her obligations as a member of the conflicts committee, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. The Board has determined that Messrs. Kim, Gannon and Reilly qualify to serve on the conflicts committee. The conflicts committee is responsible for reviewing specific matters that the Board believes may involve conflicts of interest between the General Partner and its affiliates and the Partnership. The conflicts committee determines if the resolution of such conflict is fair and reasonable to the Partnership. In 2018, the conflicts committee held 21 meetings.

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

Unitholders or interested parties may communicate directly with the Board, any committee of the Board, any independent director, or any one director, by sending written correspondence by mail addressed to the Board, committee or director to the attention of our Corporate Secretary at the following address: c/o Corporate Secretary, CrossAmerica Partners LP, 600 Hamilton Street, Suite 500, Allentown, PA 18101. Communications are distributed to the Board, committee of the Board, or director, as appropriate, depending on the facts and circumstances outlined in the communication. Commercial solicitations or communications will not be forwarded.

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

SEC regulations require us to identify in this Form 10-K anyone who filed a required report late during the most recent fiscal year. Based on our review of forms we received, or written representations from Reporting Persons stating that they were not required to file these forms, we believe that during 2018 all Section 16(a) filing requirements were satisfied on a timely basis.

Code of Ethics and Business Conduct

The Board has adopted a Code of Ethics and Business Conduct that applies to directors of the General Partner and our executive officers. Our General Partner also expects all employees of Couche-Tard providing services to or for the benefit of the Partnership and its operating subsidiaries to adhere to the Code of Ethics and Business Conduct. The Code of Ethics and Business Conduct can be found on CrossAmerica Partners’ website at www.crossamericapartners.com under the “Corporate Governance” tab in the “Investors” section. The Board has also adopted Corporate Governance Guidelines that outline important policies and practices regarding our governance, which can also be found in its entirety on CrossAmerica Partners’ website at www.crossamericapartners.com under the “Corporate Governance” tab in the “Investors” section. Requests for print copies of the Code of Ethics and Business Conduct and/or the Corporate Governance Guidelines may be directed to Investor Relations at info@crossamericapartners.com or to Investor Relations, CrossAmerica Partners LP, 600 Hamilton Street, Suite 500, Allentown, PA 18101 or made by telephone at (610) 625-8005. The information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

We do not directly employ or compensate any of our executive officers, including our named executive officers (“NEOs”), or other employees who provide services necessary for managing our business. Our General Partner also does not directly employ any of its executive officers or other employees. For 2018, all executive officers, including our NEOs, and other personnel who provide services to or on behalf of the Partnership were employed and compensated by an affiliate of Couche-Tard. Under our Partnership Agreement, the General Partner manages our operations and activities on our behalf.

Pursuant to the terms of the Amended Omnibus Agreement, an affiliate of Couche-Tard provides services to us, including the cash compensation for the services provided by our NEOs, and we pay Couche-Tard a management fee, which is approved by the independent conflicts committee of the Board. The Amended Omnibus Agreement is more fully described in Note 13 to the financial statements.

Pre-Merger, the Compensation Committee of the board of directors of CST had ultimate decision-making authority with respect to the total compensation of our NEOs. Post-Merger, since the Partnership is supported by employees of an affiliate of Couche-Tard, the compensation philosophy and practices of Couche-Tard have been used to determine the total compensation of our NEOs and all compensation decisions are in the sole discretion of Couche-Tard. All or a portion of such compensation may be allocated for reimbursement under the Amended Omnibus Agreement, depending on the time devoted of the NEOs’ time to their roles in the Partnership.

Named Executive Officers

As of December 31, 2018, our NEOs were:

•	Gerardo Valencia, President as of March 1, 2018 and Chief Executive Officer as of July 9, 2018
•	Evan W. Smith, Vice President of Finance and Chief Financial Officer
•	George Wilkins, Vice President of Operations

Jeremy L. Bergeron, served as President until March 1, 2018 and Chief Executive Officer until July 9, 2018. As such, Mr. Bergeron was one of our NEOs during 2018.

Except for the management fee we pay to Couche-Tard under the Amended Omnibus Agreement, we do not otherwise pay or reimburse any compensation amounts to or for our NEOs. Awards that Couche-Tard and/or the Partnership granted under their respective plans can be found under the sections “Elements of Executive Compensation— Long-Term Incentive Compensation: Couche-Tard Equity Awards and CrossAmerica Equity Awards.”

Compensation Objectives and Philosophy

The responsibility and authority for compensation-related decisions for our NEOs remains with the human resources department of Circle K. Such compensation determinations were not subject to approval by us, our Board or any committees thereof.

The compensation philosophy of Couche-Tard is based on performance and the achievement of predetermined objectives and it is a reflection of the entrepreneurial culture of Couche-Tard, which is a culture where the financial interests of its executives are aligned with the performance of the company and the investors they represent. The compensation strategy includes variable components linked to short term, medium term and long-term performance. Compensation plans and programs for executives are designed to (i) recruit, develop and retain talented executives; (ii) reward exceptional performance as measured by predetermined and quantifiable objectives; (iii) establish a direct relation between the interests of the executives and those of the shareholders of Couche-Tard and the unitholders of the Partnership by favoring the creation of value on the short, medium and long term; (iv) encourage teamwork and promote company values; and (v) support the company’s business strategy. Couche-Tard’s compensation plans and programs are established based on internal principles of equity that take into consideration the role, nature and level of each of the executives as well as external principles of equity such as fair, equitable and competitive compensation terms in comparison to peers as well as those of the market in general.

Elements of Executive Compensation

The three main components to the remuneration of Couche-Tard’s executive compensation program are base salary, annual incentive plan and long-term incentive plan, as shown in the table below.

The compensation for our NEOs, is reflected in the 2018 Summary Compensation Table and was allocated to us under the Amended Omnibus Agreement.

Elements of Executive Compensation	Description	Objectives
Base salary	Annual compensation is based on the functional responsibilities and competences of the executives	Attract, retain and motivate executives
Annual Incentive Plan (“AIP”)	Bonus plan ranging from 40% to 60% of base salary, which payment is determined by (i) financial objectives (75%); and (ii) personal key result areas (“KRAs”) (25%)

Motivate executives to achieve objectives with a higher degree of difficulty and thereby achieve or exceed the business plan of Couche-Tard

Create accountability among executives for the achievement of these financial objectives

Align the short-term interests of executives with those of the company and its shareholders

Long-term incentive compensation

Phantom stock unit plan with grants varying

according to position held

Performance payouts also vary depending on the achievement of special measurable objectives that are key to the financial success of the company

Align long-term interests of executives with those of the company and its shareholders

Base Salary

Name	2018 Annual Base Salary
Gerardo Valencia(1)	$275,000
Evan W. Smith	221,965
George Wilkins	206,000
Jeremy L. Bergeron(2)	300,000

(1)

The amount shown represents Mr. Valencia’s annualized base salary. Mr. Valencia became an executive officer on March 1, 2018. See the summary compensation table for the amount earned for the period Mr. Valencia was an executive officer.

(2)

The amount shown represents Mr. Bergeron’s annualized base salary. Mr. Bergeron resigned as an executive officer on July 9, 2018. See the summary compensation table for the amount earned for the period Mr. Bergeron was an executive officer.

Short-Term Incentive Compensation: Annual Incentive Plan

The Couche-Tard AIP is one of the key components of the “at-risk” compensation. The AIP is utilized to reward short-term performance achievements and to motivate and reward executives for their contributions toward meeting financial and strategic goals.

For Messrs. Bergeron, Valencia, Smith and Wilkins, Couche-Tard determined to include, as part of their compensation, the 2018 AIP plan for the Couche-Tard fiscal year ending on April 28, 2019, including the following performance metrics:

2018 Performance Metrics	% Weight	Why Performance Metric Is Used	Payout Range
Financial objectives based on the achievement of (i) the business unit’s budgeted earnings (60%); and (ii) Couche-Tard’s budgeted net earnings (40%). If the financial objectives are met at less than 90%, no bonus is paid on the financial objectives component If the budgeted net earnings of Couche-Tard are attained between 90% and 100%, then Mr. Smith can achieve earnings of 110%, Mr. Wilkins can achieve earnings of 120% and Messrs. Bergeron and Valencia can achieve earnings of 130%.	75%	The purpose of this performance metric is to motivate executives to achieve objectives with a higher degree of difficulty and thereby achieve or exceed the business plan of Couche-Tard.	0 – 250%
KRAs is a metric that includes personal objectives established at the beginning of the measurement period	25%		0 – 100%

Performance metrics and achievement factor will be calculated once the measurement period ends by April 28, 2019.

Name	2018 Annual Base Salary	Target AIP as a % of Base Salary	AIP Target at 100%
Gerardo Valencia(1)	$275,000	60%	$165,000
Evan W. Smith	221,965	40%	88,786
George Wilkins	206,000	50%	103,000
Jeremy L. Bergeron(2)	300,000	60%	180,000

(1)

The amount shown represents Mr. Valencia’s annualized base salary. Mr. Valencia became an executive officer on March 1, 2018. See the summary compensation table for the amount earned for the period Mr. Valencia was an executive officer.

(2)

The amount shown represents Mr. Bergeron’s annualized base salary. Mr. Bergeron resigned as an executive officer on July 9, 2018. See the summary compensation table for the amount earned for the period Mr. Bergeron was an executive officer.

Long-Term Incentive Compensation: Couche-Tard Equity Awards and CrossAmerica Equity Awards

Grants of Couche-Tard Equity Awards

In 2018, Messrs. Bergeron, Valencia, Smith and Wilkins received grants of Phantom Stock Units (“Couche-Tard PSUs”), which were granted as a percentage of base salary considering the position held by the executive. Couche-Tard PSUs vest in three years from the grant date and are payable in cash upon vesting. The Couche-Tard PSU payment is subject to two objectives, one related to employment service (35%) and the other based on Couche-Tard’s performance (65%). The performance objectives are determined at the time of the Couche-Tard PSU grant. The performance objectives are based on financial and competitive components. The degree of difficulty in the nature of these performance objectives is such that their attainment is not guaranteed. The Couche-Tard PSU grant price and payment price, as established, may not be less than the weighted average closing price for a board lot of the Couche-Tard Subordinate Voting Shares traded on the Toronto Stock Exchange for the five trading days preceding the date of grant or date of payment, as applicable.

Grants of CrossAmerica Equity Awards

In 2018, 9,822 CrossAmerica equity awards were granted to executive officers in the form of Phantom Performance Units (“CrossAmerica PSUs”) and 15,580 CrossAmerica equity awards were granted to non-employee directors in the form of phantom units for their service to the Board.

Other Benefits

Effective January 1, 2018, our NEOs were eligible to participate in the Couche-Tard executive retirement plan, a non-qualified plan that provides an annual company contribution equivalent to 8% of the executive base salary into a defined contribution plan.

Messrs. Bergeron, Valencia, Smith and Wilkins were eligible to receive the same benefits as those generally available to Circle K executives, including a company vehicle, as well as other Circle K subsidized and voluntary benefit programs, including medical, dental, vision, life insurance, disability coverage and financial planning.

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

Restrictions on Hedging, Pledging and Other Transactions

Our Insider Trading Policy prohibits (a) speculative transactions such as short sales, puts, calls or other similar derivative transactions, hedging or monetization transactions with respect to Partnership securities; (b) holding securities of the Partnership in a margin account; and (c) pledging Partnership securities as collateral for loans. Transactions that are otherwise prohibited by our Insider Trading Policy may be approved by the General Counsel of the General Partner, as the compliance officer of our Insider Trading Policy. Compliance with these policies is monitored by the Board. A copy of our Insider Trading Policy is available in its entirety on the CrossAmerica Partners’ website at www.crossamericapartners.com under the “Corporate Governance” tab in the “Investors” section.

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

Impact of Regulatory Requirements

Internal Revenue Code—We are a limited partnership and not a corporation for U.S. federal income tax purposes. Therefore, we believe that the compensation paid to the NEOs is not subject to the deduction limitations under Section 162(m) of the Internal Revenue Code and therefore is generally fully deductible for U.S. federal income tax purposes.

Non-Qualified Deferred Compensation—Certain payments under the Partnership’s Executive Income Continuity Plan (the “EICP”) may be subject to the tax rules applicable to non-qualified deferred compensation arrangements of the American Jobs Creation Act of 2004. We believe we are in compliance with such statutory provisions.

Accounting for Stock-Based Compensation—We account for stock-based compensation in accordance with the requirements of FASB ASC Topic 718 for all of our stock-based compensation plans. See Note 19 to the financial statements for a discussion of all assumptions made in the calculation of stock awards to our NEOs.

Risk Assessment

The ACT HR Committee oversees the risk assessment of the compensation programs, policies and practices for all employees. A discussion of this risk assessment is included in Couche-Tard’s Compensation Discussion and Analysis in Part III of Couche-Tard’s Management Proxy Circular disclosed on July 6, 2018, which is available on the Investors Relations section of the Couche-Tard website at https://corpo.couche-tard.com.

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

Members of the Board**:
Timothy A. Miller
Jean Bernier
Justin A. Gannon
Mickey Kim
John B. Reilly, III
Claude Tessier
Joseph V. Topper, Jr.
Gerardo Valencia
*

As a publicly traded limited partnership, we are not required to and do not have a compensation committee. Accordingly, the Compensation Committee Report required by Item 407(e)(5) of Regulation S-K is given by the Board as specified by Item 407(e)(5)(i) of Regulation S-K.

**	This information is shown as of December 31, 2018. Jeremy L. Bergeron was a member of the Board from January 1, 2018 until his resignation as an executive officer and director on July 9, 2018.

The foregoing compensation committee report is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of the Partnership’s filings under the Securities Act, or the Exchange Act, respectively, whether made before or after the date of this annual report on Form 10-K and irrespective of any general incorporation language therein.

Summary Compensation Table

The following table sets forth certain information with respect to compensation of our NEOs. Except for the management fee we paid to CST and Couche-Tard under the Amended Omnibus Agreement, we did not pay or reimburse any cash compensation amounts to or for our NEOs in 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)(3)	Options Awards ($) (2)(4)	Non-Equity Incentive Plan Compensation ($) (5)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (6)(7)	All Other Compensation ($) (8)	Total ($) (9)(10)
Gerardo Valencia,(11)	2018	230,547	75,000	82,500	—	27,500	(1,279)	16,832	431,100
President and Chief	2017	—	—	—	—	—	—	—	—
Executive Officer	2016	—	—	—	—	—	—	—	—
Evan W. Smith,(12) Vice	2018	221,965	—	44,393	—	72,097	(5,691)	298,906	631,670
President of Finance and	2017	114,935	—	113,508	—	—	—	251,789	480,232
Chief Financial Officer	2016	—	—	—	—	—	—	—	—
George Wilkins, Vice	2018	206,000	—	46,350	—	83,833	(2,770)	37,874	371,287
President of Operations	2017	—	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—	—
Jeremy L. Bergeron,(13)	2018	155,343	—	—	—	150,000	(2,549)	497,073	799,867
President and Chief	2017	349,711	—	1,009,784	—	162,367	523	522,454	2,044,839
Executive Officer	2016	385,000	21,600	449,235	224,595	225,225	5,279	14,517	1,325,451
(1)	For Gerardo Valencia, amount represents a sign-on bonus.
(2)

The amounts shown represent the grant fair value of awards for each of the years shown computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation. See Note 19 to the financial statements for a discussion of all assumptions made in the calculation of this amount.

(3)	See the Grants of Plan-Based Awards table for more information regarding CrossAmerica PSUs awarded in 2018.
(4)	There were no stock options granted to NEOs in 2017 or 2018.
(5)

The amounts in this column represent cash payment earned under the 2016 and 2017 CST short-term incentive plans and the 2018 AIP short-term incentive plan. Amounts received for the 2018 AIP short-term incentive plan are allocated to the Partnership under the Amended Omnibus Agreement.

(6)	The amounts in this column represent the change in value in the Excess Savings Plan for 2016 and 2017. See the Non-Qualified Deferred Compensation table for additional information for 2018.
(7)	The General Partner does not sponsor any pension benefit plans and none of our NEOs contribute to such a plan.

(8)	The amounts listed as “All Other Compensation” for 2018 are composed of these items:

All Other Compensation	Valencia	Smith	Wilkins	Bergeron
Circle K special consideration payment	$—	$245,928	$—	$489,058
Circle K Deferred Compensation Plan matching contribution	2,538	49,265	2,535	7,851
Cobra payout	5,947	—	—	—
Executive health reimbursement	6,036	3,311	—	—
Moving expenses	1,813	—	34,966	—
Premiums for group-term life insurance	498	402	373	164
Total All Other Compensation	$16,832	$298,906	$37,874	$497,073

(9)	Represents amounts allocated to the Partnership under the Amended Omnibus Agreement.
(10)

Total compensation for 2018 does not include the Couche-Tard PSU awards received by the Messrs. Valencia, Smith, Wilkins and Bergeron in the amounts of 82,500, 44,393, 46,350 and 240,000 respectively as these amounts were not allocated to the Partnership under the Omnibus Agreement.

(11)	Mr. Valencia became an executive officer on March 1, 2018. Therefore, summary compensation information is presented only for the period from March 1, 2018 through December 31, 2018.
(12)	Mr. Smith became an executive officer on June 28, 2017. Therefore, summary compensation information for 2017 is only presented for the period from June 28, 2017 through December 31, 2017.
(13)	Mr. Bergeron resigned as an executive officer on July 9, 2018. Therefore, summary compensation information for 2018 is presented only for the period January 1, 2018 through July 8, 2018.

Bergeron Retention Bonus

At the completion of the Merger, Mr. Bergeron was awarded a retention bonus of $978,116 payable in equal installments in each of July 2017 and July 2018.

Smith Retention Bonus

At the completion of the Merger, Mr. Smith was appointed Vice President Finance and Chief Financial Officer, and was awarded a retention bonus of $737,784 payable in equal installments in each of July 2017, July 2018 and July 2019; provided that payment of (i) the remaining amount of the retention bonus and (ii) a lump sum equal to the value remaining under Couche-Tard’s medical, dental and other insurance benefits will be accelerated in the event Couche-Tard sells its interest in the Partnership and Mr. Smith is discharged prior to July 2019.

Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards to our NEOs during 2018. All awards during 2018 were in the form of CrossAmerica Phantom Performance Units.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	(#)	(#)	($/Sh)	($) (1)
Gerardo Valencia
CAPL LTI Plan (2)	8/9/2018	—	—	—	1,637	4,677	4,677	—	—	—	82,500
ACT AIP (3)		41,250	165,000	379,500	—	—	—	—	—	—	—
Evan W. Smith
CAPL LTI Plan (2)	8/9/2018	—	—	—	881	2,517	2,517	—	—	—	44,393
ACT AIP (3)		22,197	88,786	186,451	—	—	—	—	—	—	—
George Wilkins
CAPL LTI Plan (2)	8/9/2018	—	—	—	920	2,628	2,628	—	—	—	46,350
ACT AIP (3)		25,750	103,000	226,600	—	—	—	—	—	—	—
Jeremy L. Bergeron
CAPL LTI Plan		—	—	—	—	—	—	—	—	—	—
ACT AIP (3)		23,301	93,206	214,374	—	—	—	—	—	—	—

(1)

The amounts shown represent the grant date fair value of awards for each of the years shown computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation. See Note 19 to the financial statements for a discussion of all assumptions made in the calculation of this amount.

(2)

Represents an award of CrossAmerica’s PSUs under the CrossAmerica long-term incentive plan. Of this award, 35% of the CrossAmerica PSUs are subject to service-based restrictions until August 9, 2021 and 65% vest in full three years from the date of grant based on the achievement of certain performance goals. The threshold amount represents the service-based portion of the award, which will vest without regard to company performance if the executive remains employed over the vesting term.

(3)

The amounts in these rows represent the potential payouts under the Couche-Tard AIP, which will be earned based on performance for the Couche-Tard 2019 fiscal year. The threshold payout is the minimum amount payable, the target payout represents the amount payable for achieving the target level of performance, and the maximum payout represents the maximum amount payable.

Outstanding Equity Awards at Year End

The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2018.

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units, or Other Rights That Have Not Vested (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Gerardo Valencia
CAPL 2018 Award	—	—	4,677	66,226
Evan W. Smith
CAPL 2018 Award	—	—	2,517	35,641
George Wilkins
CAPL 2018 Award	—	—	2,628	37,212
Jeremy L. Bergeron
CAPL 2018 Award	—	—	—	—

(1)	The amounts below include CrossAmerica Performance Phantom Units

(2)	CrossAmerica Performance Phantom Units vest in full three years from the date of grant based on the achievement of certain performance goals.

Option Exercises and Equity Vested

The following table sets forth information regarding vesting of awards of the Partnership for our NEOs for 2018.

	Stock Awards
Name	Number of Shares or Units of Stock Acquired on Vesting (#)		Value Realized on Vesting ($)
Gerardo Valencia	—		—
Evan W. Smith	1,054	(1)	51,151
George Wilkins	883	(2)	42,852
Jeremy L. Bergeron	4,784	(3)	232,168
	1,387	(4)	29,113

(1)

Represents an amount that includes one third of a Restricted Stock Unit award granted by CST before the closing of the Merger (a “CST RSU”), that was converted into the right to receive a cash payment subject to the same vesting terms and payment schedule as those set forth in the original CST RSU award agreement, vested on February 16, 2018, representing 1,054 shares of CST common stock.

(2)

Represents an amount that includes one third of a CST RSU award, that was converted into the right to receive a cash payment subject to the same vesting terms and payment schedule as those set forth in the original CST RSU award agreement, vested on February 16, 2018, representing 883 shares of CST common stock.

(3)

Represents an amount that includes one third of a CST RSU award, that was converted into the right to receive a cash payment subject to the same vesting terms and payment schedule as those set forth in the original CST RSU award agreement, vested on February 16, 2018, representing 4,784 shares of CST common stock.

(4)	Represents an amount that includes one third of an award of phantom units in the Partnership vested on April 14, 2018, representing 1,387 units.

Non-Qualified Deferred Compensation

The following tables include non-qualified deferred compensation.

Non-Qualified Deferred Compensation Plan

For the fiscal year ended December 31, 2018, Messrs. Bergeron, Valencia, Smith and Wilkins were participants of the Couche-Tard Nonqualified Deferred Compensation Plan (NQP), a non-qualified plan that provides an annual company contribution equivalent to 8% of the executive base salary into a defined contribution account. The contributions vest immediately.

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate Earning in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
Gerardo Valencia	—	16,923	(1,279)	—	15,644
Evan W. Smith	55,070	33,042	(5,691)	—	82,421
George Wilkins	20,458	30,688	(2,770)	—	48,376
Jeremy L. Bergeron	27,146	45,314	(2,549)	—	69,911

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

Under the EICP, if an Officer is terminated from providing management services to the Partnership or the General Partner other than due to death, disability, retirement, cause or voluntary resignation (other than for good reason (as defined in the EICP)) (a “Termination”), then such Officer is entitled to receive a severance payment, paid in 12 equal monthly installments, equal to the sum of (i) the Officer’s annual salary as of the date of Termination, plus (ii) the amount of the Officer’s annual target bonus under the applicable annual incentive compensation plan in place at the time the Termination occurs (the sum of (i) and (ii), the “Compensation Amount”). In addition, the Officer (and his dependents, as applicable) will receive the continuation of their medical, dental and other benefits for a period of one year from the date of Termination, all unvested awards under the Partnership’s Plan held by such Officer shall vest immediately upon Termination and the Officer will be entitled to be reimbursed for outplacement services for one year subsequent to the Termination, and, in certain circumstances, reimbursement of relocation expenses and legal fees and expenses. If the Termination of an Officer occurs in connection with, or within 24 months after, a change in control of the Partnership (which occurred as a result of the Merger), then the Officer will receive a severance payment, paid in a single lump sum in cash, equal to 2.99 times the Compensation Amount.

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

Once effective, the Second Amendment will provide:

•	No additional individuals will become Participants on or after June 28, 2017; and
•	With the exception of specified continuing employees of ACT who perform services for the Partnership, no amounts under the EICP will be payable in case of a Termination; and

•

The EICP will automatically terminate on the earlier of December 31, 2020 and the date as of which all payments and benefits due under the terms of the EICP have been paid to all individuals who were Participants on June 28, 2017.

Therefore, the table below estimates the amount of compensation and benefits to be provided to each of our NEOs in the event of Termination of such NEO’s employment under certain circumstances, pursuant to the current terms of the EICP. These amounts are estimates of the amounts that would be paid or provided to our NEOs upon Termination of employment or a change in control had the Termination occurred on December 31, 2018. The actual amounts can only be determined at the time of such NEO’s separation from Couche-Tard. Accordingly, if Termination had taken place prior to December 31, 2018, the amounts payable with respect to the short-term incentive program would have been reduced to reflect the pro rata portion of the NEO’s annual target short-term incentive award.

Name	Severance Benefit	Termination by the Company Without Cause (other than for Good Reason) not in Connection with a Change of Control ($)		Termination by the Company for Good Reason or Without Cause in Connection with a Change of Control ($)
Evan W. Smith	Separation Payment	310,751	(1)	929,145	(2)
	Long-Term Incentive Plan	102,302	(3)	146,695	(3)(4)
	Health Benefits	10,549	(5)	31,542	(6)
George Wilkins	Separation Payment	329,600	(1)	985,504	(2)
	Long-Term Incentive Plan	85,704	(3)	132,054	(3)(4)
	Health Benefits	18,004	(5)	53,832	(6)

(1)	Represents 100% of the executive officer's annual base salary and target short-term incentive in effect at December 31, 2018, as provided for in the EICP.

(2)	Represents 299% of the executive officer's annual base salary and target short-term incentive in effect at December 31, 2018, as provided for in the EICP.
(3)

Amounts include remaining two-thirds of CST RSUs that were converted into the right to receive a cash payment equal to $153,452 and $128,556 for Messrs. Smith and Wilkins, respectively. Such awards remained subject to the same vesting terms and payment schedule as those set forth in the original CST RSU award agreement; such award will vest in full upon an involuntary termination of employment without cause, or termination for “Good Reason”, or termination due to death, “Disability” or “Retirement.”

(4)	Executive's outstanding CrossAmerica PSUs would immediately vest upon termination in connection with a change in control.
(5)	Represents estimated payments for continued coverage under current health plans for up to one year, as provided for in the EICP.
(6)	Represents estimated payments for continued coverage under current health plans for up to three years, as provided for in the EICP.

Principal Executive Officer Pay Ratio

We are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Gerardo Valencia, our Principal Executive Officer (our “PEO”):

For the year ended December 31, 2018:

▪	the median of the annual total compensation of all employees of the Partnership (other than our PEO) was $13,554; and
▪	the annual total compensation of our PEO was $475,553.

Since Mr. Valencia did not become our PEO until July 9, 2018, in determining his annual total compensation as PEO for 2018, the Partnership is permitted to annualize Mr. Valencia’s compensation based on the time he served as PEO in 2018. Consequently, Mr. Valencia’s total compensation for the period he served as PEO has been annualized to determine his annual total compensation shown above. As a result, Mr. Valencia’s total compensation for 2018 for purposes of the pay ratio disclosed in this section is different than the amount reflected as his annual total compensation set forth in the Summary Compensation Table above. The total annual compensation includes Mr. Valencia’s annualized salary as well as the other components listed in the summary compensation table, which were not annualized.

Based on this information for 2018, we reasonably estimate that the ratio of our PEO’s annual total compensation to the annual total compensation of our median employee was 35:1. Our pay ratio noted in the 2017 Form 10-K was significantly higher, as our PEO, Jeremy Bergeron, received significant one-time payments due to the Merger. Our pay ratio estimate has been calculated in a manner consistent with Item 402(u) of Regulation S-K.

As of October 5, 2018, we had 536 employees (including full-time, part-time and temporary employees) providing services to our Retail segment, all of whom were employed by one of our subsidiaries. Most of these employees are customer service associates who service our retail sites; the majority of these employees are part-time employees who do not work more than 30 hours a week. For purposes of identifying our median employee, we included 90 employees of Circle K who provided substantial management services to us as of October 5, 2018. As discussed in this Form 10-K, our PEO is an employee of Circle K, but we are including his annual total compensation in the determination of the PEO pay ratio, as required under SEC rules.

The date we used to identify our median employee changed from October 2, 2017 to October 5, 2018 to accommodate pay period reporting.

We identified our median employee based on the aggregate salary actually paid during 2018 to these 626 employees.

For purposes of determining aggregate salary, we included the amount of base salary and overtime the employee received during the year and all other pay elements related to base salary including, but not limited to, holiday pay, vacation pay and other paid time off, if any. Aggregate salary amounts did not include any cash bonuses, commissions or other compensation. In making this determination, we annualized these compensation measures for all full-time and part-time permanent employees who were hired in 2018 but were not employed by us for the entire year ended December 31, 2018.

Once we identified our median employee, we then determined that employee’s annual total compensation, including any perquisites and other benefits, in the same manner that we determine the annual total compensation of our NEOs for purposes of the Summary Compensation Table disclosed above. The annual total compensation of our median employee, a retail store customer service associate, was determined to be $13,554. This annual total compensation amount for our median employee was then compared to the annualized total compensation of our PEO for 2018 of $475,553. The elements included in the PEO’s annual total compensation are fully discussed above in the footnotes to the Summary Compensation Table.

Director Compensation

Overview

On December 31, 2018, the following were members to the Board: Timothy A. Miller, Chairman of the Board and Senior Vice President, Global Fuels of Couche-Tard; Gerardo Valencia, President and Chief Executive Officer of our General Partner; Claude Tessier, Chief Financial Officer of Couche-Tard; Jean Bernier; John B. Reilly, III; Joseph V. Topper, Jr.; Mickey Kim; and Justin A. Gannon, as non-employee directors of the board of directors of our General Partner.

Director Compensation for 2018

Each non-employee director received cash compensation of $45,000 per year (paid on a quarterly basis). The chairman of each of the audit committee and conflicts committee received additional cash compensation of $10,000 for 2018 (paid on a quarterly basis). In addition, each non-employee director received $1,000 per each Board meeting attended or $500 per each Committee meeting attended.

In August 2018, non-employee directors Messrs. Reilly, Topper, Kim, Bernier and Gannon received an award of 3,116 phantom units in an amount equal to $55,000 based on the closing price of the Partnership’s common units on the date of grant as compensation for their service from June 28, 2018 until June 27, 2019. Such phantom units will be fully vested on the one-year anniversary of the grant date and include the payment made by the Partnership of distribution equivalent rights equal to the amount of distributions authorized to be paid to holders of common units of the Partnership.

Our directors are reimbursed for all out-of-pocket expenses in connection with attending meetings of the Board or its committees. To the extent permitted under Delaware law, each director is fully indemnified by us for actions associated with being a director.

The following table provides the compensation amounts for each of our non-employee directors for 2018.

Current Directors	Fees Earned or Paid in Cash ($) (1)	Stock or Unit Awards and Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Timothy A. Miller (3)	—	—	—	—
Joseph V. Topper, Jr. (4)	53,000	55,000	—	108,000
John B. Reilly III (4)	65,500	55,000	—	120,500
Jean Bernier (4)	39,750	55,000	—	94,750
Claude Tessier (3)	—	—	—	—
Mickey Kim (4)(5)	75,500	55,000	—	130,500
Justin A. Gannon (4)(5)	75,500	55,000	—	130,500
Gerardo Valencia (6)	—	—	—	—
Former Directors
Jeremy L. Bergeron (7)	—	—	—	—

(1)

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

(3)	Messrs. Miller and Tessier were employees of Couche-Tard as of December 31, 2018 and did not receive any compensation for their services as directors of the Board for 2018.

(4)

As part of the compensation to non-employee directors for the period June 28, 2018 to June 27, 2019, each of Messrs. Bernier, Gannon, Kim, Reilly and Topper received an equity grant of 3,116 phantom units of the Partnership based upon a fair market value of $17.65 per unit, which was the NYSE closing price of our common units on August 8, 2018. Each of these phantom units will vest in one installment on the anniversary of the date of grant. These phantom unit awards were accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of Partnership common units.

(5)	Messrs. Kim and Gannon received additional cash compensation of $10,000 per year for their service as chairman of the conflicts committee and audit committee, respectively.
(6)	Mr. Valencia is an employee of Circle K and did not receive any compensation for his services as director of the Board for 2018.
(7)	Mr. Bergeron was an employee of Circle K and did not receive any compensation for his services as directors of the Board for 2018.
Compensation Committee Interlocks and Insider Participation

None of the directors or executive officers of our General Partner served as members of the compensation committee of another entity that has or had an executive officer who served as a member of our Board during 2018. We do not have a separate compensation committee. Decisions regarding the compensation of our NEOs are made, as applicable, by Couche-Tard as the owner of our General Partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

As of February 20, 2019, the following table sets forth the beneficial ownership of our common and subordinated units of:

•	Each person known by us to be a beneficial owner of more than 5% of our outstanding common units;
•	Our General Partner;
•	Each NEO and director of the Board; and
•	All of the executive officers and directors of the Board, as a group.

	Beneficial Ownership of Common Units
Name of Beneficial Owner	Number of Units		Percent of Class
Greater than 5% Stockholders
Harvest Fund Advisors LLC	2,153,325	(1)	6.3%
Oppenheimer Funds, Inc.	5,143,118	(2)	14.9%
CrossAmerica GP LLC	—	(3)	—
Dunne Manning Inc.	3,782,216	(4)(5)	11.0%
Energy Realty Partners, LLC	1,854,943	(4)(5)	5.4%
Alimentation Couche-Tard Inc.	15,012,465	(6)	43.6%
Directors
Timothy A. Miller	—		*
Jean Bernier	—		*
Justin A. Gannon	11,061		*
Mickey Kim	2,127		*
John B. Reilly, III	944,471	(7)	2.7%
Claude Tessier	—		*
Joseph V. Topper, Jr.	7,526,334	(4)(5)(8)(9)	21.9%
Gerardo Valencia	—		*
Named Executive Officers
Jeremy L. Bergeron	12,448	(10)	*
Evan Smith	—		*
George Wilkins	2,576		*
Directors and executive officers as a group (10 persons)	8,499,017		24.7%

*	The percentage of units beneficially owned does not exceed one percent of the common units outstanding
*	The address for our General Partner and each of our officers and directors listed below is 600 Hamilton Street, Suite 500 Allentown, PA 18101

(1)

Harvest Fund Advisors LLC has (i) sole power to vote 2,153,325 common units and (ii) sole power to dispose of 2,153,325 common units, based on its Schedule 13G filed as of December 31, 2018. The address for Harvest Fund Advisors LLC is 100 W. Lancaster Avenue, Suite 200, Wayne, PA 19087.

(2)

Oppenheimer Funds, Inc. has (i) sole power to vote 5,143,118 common units and (ii) sole power to dispose of 5,143,118 common units, based on its Schedule 13G filed as of December 31, 2018. The address for Oppenheimer Funds, Inc. is Two World Financial Center, 225 Liberty Street, New York, NY 10281.

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

(6)

By virtue of the Voting Agreement described above, these amounts include 7,526,334 common units that are owned by Mr. Topper and beneficially owned by entities that are controlled by Mr. Topper, including DMI and Energy Realty Partners, LLC. The common units that are beneficially owned by Mr. Topper by way of his control of DMI and Energy Realty Partners, LLC are also shown as beneficially owned by those entities in the table above.

(7)

Mr. Reilly may be deemed to share beneficial ownership of 738,501 common units beneficially owned by the 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr. (the “Reilly Trust”) in his capacity as one of two trustees of the Reilly Trust.

(8)

Mr. Topper, as director of the Board, sole director of DMI and a trustee of a trust that is the sole shareholder of DMI, may be deemed to have beneficial ownership of the units beneficially owned by DMI. The units beneficially owned by DMI are included in the number of common units shown as beneficially owned by Mr. Topper in the table above.

(9)

Mr. Topper, as the sole manager and indirect owner of Energy Realty Partners, LLC, may be deemed to have beneficial ownership of the units beneficially owned by Energy Realty Partners, LLC. The units beneficially owned by Energy Realty Partners, LLC are included in the number of units shown as beneficially owned by Mr. Topper in the table above.

(10)	Mr. Bergeron served as President until March 1, 2018 and Chief Executive Officer until July 9, 2018.

Securities Authorized For Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Lehigh Gas Partners LP 2012 Incentive Award Plan	30,014	n/a	736,437

See Note 19 to the financial statements for a discussion of the material terms of the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of February 20, 2019, Circle K owned 21.7% of the Partnership’s outstanding units and, pursuant to a voting agreement with Joseph V. Topper, Jr. and certain affiliates, has the power to direct the vote of an additional 21.9% of the Partnership’s outstanding units. Circle K also owns the IDRs.

As of February 20, 2019, Mr. Topper owned or controlled 21.9% of the Partnership’s common units; however, pursuant to a voting agreement Mr. Topper has agreed to vote such common units of CrossAmerica as directed by Circle K.

As of February 20, 2019, John B. Reilly, III owned or controlled 2.7% of the Partnership’s outstanding units.

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

Assuming we have sufficient cash available for distribution to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, Circle K and its affiliates, Messrs. Topper and Reilly and their respective affiliates would receive an annual distribution of $27.9 million, collectively, on their common units.

If distributions exceed the minimum quarterly distribution and other higher target levels, Circle K, as the holder of the IDRs, is entitled to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target level.

Cash distributions to Circle K, DMI and its affiliates, Messrs. Topper and Reilly and their respective affiliates amounted to $34.9 million and $38.0 million in 2018 and 2017, respectively.

Payments to our General Partner and its affiliates

For 2018, we paid Circle K a Management Fee of $856,000 per month plus a variable fee of between zero and $0.003 per gallon for wholesale fuel distribution and $0.015 per gallon for retail fuel distribution at sites operated by commission agents. In addition, the Partnership is required to reimburse Circle K for certain outsourced services to be provided by Circle K to or on behalf of the Partnership. The Partnership incurred $11.8 million and $13.9 million in management fees under the Amended Omnibus Agreement for 2018 and 2017, respectively. Circle K and CrossAmerica have the right to negotiate the amount of the management fee on an annual basis, or more often as circumstances require.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our General Partner, is entitled to receive liquidating distributions according to their particular capital account balances.

Ownership of Our General Partner

Since June 28, 2017, Circle K has indirectly owned all of the membership interests of our General Partner.

Agreements with Circle K and their Affiliates

On October 1, 2014, in connection with the GP Purchase, we entered into certain agreements with Circle K and their affiliates, as described in more detail below.

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

Amounts payable to Circle K related to these transactions were $20.2 million and $18.3 million at December 31, 2018 and 2017, respectively. At the end of each calendar year, we and Circle K have the right to negotiate a reduction or increase to the amounts due under the Amended Omnibus Agreement for such year. Circle K and we also have the right to negotiate the amount of the annual management fee as circumstances require. CrossAmerica and Circle K mutually agreed to settle certain amounts due under the terms of the Amended Omnibus Agreement in newly issued common units representing limited partner interests in us. As a result in 2018 and 2017, we issued 292,118 and 550,516 limited partner units to Circle K valued at $6.5 million and $14.0 million, respectively. See Note 13 to the financial statements for additional information.

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

The initial term of the Amended Omnibus Agreement is five years and will automatically renew for additional one-year terms unless any party provides written notice to the other parties 180 days prior to the end of the then annual term. The Partnership has the right to terminate the agreement at any time upon 180 days’ prior written notice.

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

Revenues from motor fuel sales and real property rental income from Circle K were as follows (in thousands):

	For the Year Ended December 31,
	2018	2017
Revenues from motor fuel sales to Circle K	$162,974	$136,649
Rental income from Circle K	16,791	17,021

Accounts receivable from Circle K were $2.6 million and $3.9 million at December 31, 2018 and 2017, respectively, related to these transactions.

Investment in CST Fuel Supply

As further discussed in Note 13 to the financial statements, we have a 17.5% limited partner equity interest in CST Fuel Supply. CST Fuel Supply distributes motor fuel primarily to CST’s retail sites at its cost plus a fixed margin of $0.05 per gallon and has no material net assets. We recorded income of $14.9 million from CST Fuel Supply for 2018 and 2017. Accounts receivable from Circle K related to this income amounted to $1.0 million and $1.2 million at December 31, 2018 and 2017, respectively.

Purchase of Motor Fuel from Circle K

We purchase the fuel supplied to 21 retail sites from CST Fuel Supply, in which we own a 17.5% interest, and resell the wholesale motor fuel to independent dealers and sub-wholesalers. We purchased $18.1 million and $23.8 million of motor fuel from CST Fuel Supply in 2018 and 2017, respectively, in connection with these retail sites.

We also purchase the fuel supplied to 99 retail sites acquired in the Jet-Pep Assets acquisition from Circle K at a terminal owned and operated by Circle K. We purchased $124.2 million and $11.3 million of motor fuel from Circle K in 2018 and 2017, respectively.

Circle K acquired Holiday Stationstores, Inc. (Holiday) on December 22, 2017. Prior to that acquisition, we were a franchisee of Holiday (Franchised Holiday Stores), purchased fuel from Holiday and paid a franchise fee to Holiday. As a result of Circle K’s acquisition, we purchase fuel from Circle K to supply our Franchised Holiday Stores. These purchases amounted to $49.9 million and $1.9 million for 2018 and 2017, respectively. We also pay a franchise fee to Circle K, which amounted to $1.0 million for 2018 and was insignificant for 2017.

In March and May 2018, we purchased the leasehold interest in three retail sites from Circle K for $0.5 million. We purchase the fuel supplied to these retail sites from Circle K, which amounted to $2.2 million for 2018.

Effective February 1, 2018, Couche-Tard began renegotiating fuel carrier agreements, including our wholesale transportation agreements, with third party carriers. On May 4, 2018, the independent conflicts committee of our Board approved an amendment to the Amended Omnibus Agreement providing for the payment by us to an affiliate of Couche-Tard of a 2.57% commission based on the payments made by us on the renegotiated wholesale transportation contracts to compensate such affiliate of Couche-Tard for its services in connection with the renegotiations of our fuel carrier agreements with third party carriers, which resulted in overall reductions in transportation costs to us. This commission amounted to $0.5 million for 2018.

Amounts payable to Circle K related to these fuel purchases and freight commissions totaled $4.3 million and $7.0 million at December 31, 2018 and 2017, respectively.

Other Transactions with Circle K

We sold two properties during 2017 as a result of the FTC’s requirements associated with Couche-Tard’s acquisition of CST. Circle K agreed to reimburse us for the tax liability incurred on the required sale, resulting in additional proceeds of $0.3 million.

We sold nine properties during 2018 as a result of the FTC’s requirements associated with Couche-Tard’s acquisition of Holiday. Since this was a forced divestiture of assets for us, Circle K compensated us with an amount representing the difference between the value of the nine Upper Midwest Sites and the proceeds of the sale to FTC approved third-party buyers, which amounted to $6.3 million. Circle K’s payment to us was received during the fourth quarter of 2018.

See Note 3 for a description of the asset exchange agreement we entered into with Circle K.

Agreements with DMI and Affiliates

DMI is affiliated with a director of the Board, Mr. Topper.

Lease Agreements for our Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We sublease office space from Circle K that Circle K leases from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board. The management fee charged by Circle K to us under the Amended Omnibus Agreement incorporates this rental expense, which amounted to $0.7 million for 2018 and 2017.

Agreements with DMS

DMS is affiliated with a director of the Board, Mr. Topper.

DMS is an operator of convenience stores that purchases substantially all of its motor fuel requirements from us on a wholesale basis. DMS also leases certain retail site real estate from us in accordance with a master lease agreement.

Revenues from fuel sales and rental income from DMS and its affiliates were as follows (in thousands):

	For the Year Ended December 31,
	2018	2017
Revenues from motor fuel sales to DMS and its affiliates	$241,151	$241,895
Rental income from DMS and its affiliates	12,569	18,753

Motor fuel is sold to DMS at our cost plus a fixed mark-up per gallon. Accounts receivable from DMS and its affiliates totaled $5.6 million and $9.3 million at December 31, 2018 and 2017, respectively.

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

During the second quarter of 2018, in connection with the transition of 43 sites in Florida from DMS to a third party multi-site operator of retail motor fuel stations, we accrued a $3.8 million contract termination payment, which was paid to DMS during the third quarter of 2018. This payment was approved by the independent conflicts committee of our Board. Additionally, we recorded a $2.4 million charge to write off deferred rent income related to our recapture of these sites from the master lease agreement with DMS. These charges are included in loss on dispositions and lease terminations, net in the statement of income.

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are undertaken by Synergy Environmental, Inc., an entity affiliated with Mr. Topper, as approved by the conflicts committee of the Board. We incurred charges with this related party of $1.8 million and $1.5 million for 2018 and 2017, respectively. Accounts payable to this related party amounted to $0.4 million and $0.2 million at December 31, 2018 and 2017, respectively.

Public Relations and Website Consulting Services

We have engaged a company affiliated with a member of the Board for public relations and website consulting services. The cost of these services amounted to $0.1 million for 2018 and 2017.

Other Related Party Transactions

DMS renewed its contract with one of its customers, triggering a $0.8 million earn-out payment by DMS to us in 2017 under a contract entered into with DMS at the time of CST acquiring our General Partner in October 2014.

We sold 29 properties to DMR during 2017 for $18.9 million, resulting in a gain of $0.8 million.

The Partnership leases certain motor fuel stations to Top Star, a related party of Mr. Topper, under cancelable operating leases. Rent income under these agreements was $0.5 million for 2018 and 2017.

The Partnership leases certain motor fuel stations from related parties of Mr. Topper under cancelable operating leases. Rent expense under these agreements was $1.0 million and $0.9 million for 2018 and 2017, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee of the board of directors of our General Partner selected Grant Thornton LLP, or Grant Thornton, an independent registered public accounting firm, to audit our consolidated financial statements for 2018. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to this 2018 Annual Report on Form 10-K were approved by the audit committee.

The following table summarizes the aggregate Grant Thornton fees that were allocated to us for independent auditing, tax and related services for each of the last two fiscal years (in thousands):

	Year Ended December 31,
	2018	2017
Audit fees (1)	$1,205	$1,133
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$1,205	$1,133

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
2.1

Fuel Supply Contribution Agreement, dated as of June 15, 2015, by and among CST Brands, Inc., CST Services LLC and CrossAmerica Partners LP (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on June 15, 2015)

2.2

Real Estate Contribution Agreement, dated as of June 15, 2015, by and among CST Brands, Inc., CST Diamond Holdings LLC, Big Diamond, LLC, Skipper Beverage Company, LLC, CST Shamrock Stations, Inc., CST Arizona Stations, Inc., CrossAmerica Partners LP and Lehigh Gas Wholesale Services, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on June 15, 2015)

2.3

Master Lease Agreement, dated October 1, 2014, by and among Lehigh Gas Wholesale Services, Inc., as Landlord, and CAPL Operations I, LLC and CST Services LLC, as Tenants, as subsequently amended by Amendment to Master Lease Agreement, dated April 13, 2015, and Second Amendment to Master Lease Agreement, dated June 15, 2015 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2015)

2.4

Form of Addendum to Master Lease Agreement (incorporated by reference to Exhibit 2.4 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2015)

2.5

Fuel Distribution Agreement, dated January 1, 2015, by and among CST Marketing and Supply LLC, and certain subsidiaries of CST Services LLC (incorporated by reference to Exhibit 2.5 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2015)

2.6

Asset Exchange Agreement, dated December 17, 2018 between Circle K Stores Inc. and CrossAmerica Partners LP (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on December 17, 2018

3.1

Certificate of Limited Partnership of Lehigh Gas Partners LP (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 11, 2012)

3.2

Certificate of Amendment to Certificate of Limited Partnership of Lehigh Gas Partners LP (incorporated by referenced to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

3.3

First Amended and Restated Agreement of Limited Partnership of Lehigh Gas Partners LP, dated October 30, 2012, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC and Lehigh Gas Corporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 30, 2012)

3.4

First Amendment to First Amended and Restated Agreement of Limited Partnership of Lehigh Gas Partners LP, dated as of October 1, 2014 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

Exhibit No.	Description
3.5

Second Amendment to First Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated as of December 3, 2014 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners, filed with the Securities and Exchange Commission on December 9, 2014)

3.6

Third Amendment to First Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated as of January 1, 2018 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners, filed with the Securities and Exchange Commission on January 24, 2018)

10.1

Amended and Restated Omnibus Agreement, dated as of October 1, 2014, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC, Lehigh Gas Corporation, CST Services, LLC and Lehigh Gas-Ohio LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

10.2

Amendment effective January 1, 2016 of the Amended and Restated Omnibus Agreement, dated as of October 1, 2014, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC, Lehigh Gas Corporation, CST Services, LLC and Lehigh Gas-Ohio LLC (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 28, 2017)

10.3

Second Amendment to the Amended and Restated Omnibus Agreement, dated as of February 1, 2018, by and among CrossAmerica Partners LP, CrossAmerica GP LLC, Dunne Manning Inc., CST Services LLC and Dunne Manning Stores, LLC (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 7, 2018)

10.4

Third Amended and Restated Credit Agreement, dated as of March 4, 2014, by and among the Lehigh Gas Partners LP, as borrower, certain domestic subsidiaries of Lehigh Gas Partners LP from time to time party thereto, the lenders party thereto, and RBS Citizens, N.A., KeyBank National Association and Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunners, Wells Fargo Bank National Association, as co-syndication agent, and KeyBank National Association, as co-syndication agent, Bank of America, N.A., as documentation agent, Manufacturers and Traders Trust Company, as documentation agent, Manufacturers And Traders Trust Company, as co-documentation agent, Royal Bank of Canada, as co-documentation agent, Santander Bank, N.A., as co-documentation agent, and Citizens Bank of Pennsylvania, as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 6, 2014)

10.5

First Amendment to Third Amended and Restated Credit Agreement, dated as of July 2, 2014, by and among Lehigh Gas Partners LP, certain domestic subsidiaries of Lehigh Gas Partners LP, the lenders from party thereto, and Citizens Bank of Pennsylvania, as administration agent for the lenders thereunder (incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on July 3, 2014)

10.6

Waiver, Second Amendment to Third Amended and Restated Credit Agreement and Joinder, dated as of September 30, 2014, by and among Lehigh Gas Partners LP and Lehigh Gas Wholesale Services, Inc., certain domestic subsidiaries of Lehigh Gas Partners LP, the lenders party thereto, and Citizens Bank of Pennsylvania, as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

10.7

Third Amendment to Third Amended and Restated Credit Agreement dated as of July 26, 2016 (incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on December 19, 2016)

10.8

Fourth Amendment to Third Amended and Restated Credit Agreement dated as of December 13, 2016 (incorporated by referenced to Exhibit 10.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on December 19, 2016)

10.9

Fifth Amendment to Third Amended and Restated Credit Agreement dated as of April 25, 2018 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on April 30, 2018)

10.10

Sixth Amendment to Third Amended and Restated Credit Agreement dated as of July 27, 2018 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 7, 2018)

10.11

Amendment to PMPA Franchise Agreement, dated as of October 1, 2014, by and between Lehigh Gas Wholesale LLC and Lehigh Gas-Ohio, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

Exhibit No.	Description
10.12

Voting Agreement, dated as of October 1, 2014, by and among CST Brands, Inc., Joseph V. Topper, Jr., The 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. and Lehigh Gas Corporation (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K For CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

10.13

Lehigh Gas Partners LP 2012 Incentive Award Plan, dated as of July 27, 2012 (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 19, 2016

10.14

Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Phantom Units granted to executive officers from March 15, 2013 (incorporated herein by reference to Exhibit 10.6(b) to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 28, 2013)

10.15

Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Profits Interests with immediate vesting, granted to directors from March 14, 2014 (incorporated by reference to Exhibit 10.6(b) to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 10, 2014)

10.16

Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Profits Interests, with one-year vesting, granted to directors from March 14, 2014 (incorporated by reference to Exhibit 10.6(c) to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 10, 2014)

10.17

Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Profits Interests granted to executive officers from March 14, 2014 (incorporated by reference to Exhibit 10.6(d) to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 10, 2014)

10.18

Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Phantom Units for Executive Officers with distribution equivalent rights (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2015)

10.19

Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Phantom Units for Non-Employee Directors with distribution equivalent rights from December 10, 2015 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 19, 2016)

10.20

Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Phantom Performance Units for Executive Officers and Employees with distribution equivalent rights from December 20, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 7, 2018)

10.21

Lehigh Gas Partners LP Executive Income Continuity Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 30, 2014)

10.22

Lehigh Gas Partners LP Executive Income Continuity Plan (as amended) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 7, 2014)

10.23

First Amendment to Amended and Revised CrossAmerica Partners LP Executive Income Continuity Plan, dated September 14, 2016 (incorporated by reference as Exhibit 10.21 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 28, 2017)

10.24

Employment Agreement, dated as of October 1, 2014, by and between CST Services LLC and Joseph V. Topper, Jr. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

10.25

Master Lease Agreement, dated May 28, 2014, by and among LGP Realty Holdings LP, Lehigh Gas Wholesale Services, Inc. and Lehigh Gas-Ohio, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 30, 2014)

10.26

GP Purchase Agreement, dated as of August 6, 2014, by and among Lehigh Gas Corporation, CST GP, LLC and CST Brands, Inc. (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 27, 2015)

Exhibit No.	Description
10.27

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

10.28

Contribution Agreement, dated as of December 16, 2014, by and among CST Brands, Inc., CST Services LLC and CrossAmerica Partners LP (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 27, 2015)

10.29

Form of Indemnification Agreement for directors of the Board and certain officers of CrossAmerica GP LLC (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2017)

10.30

Second Amendment to the Amended and Revised CrossAmerica Partners LP Executive Income Continuity Plan, dated June 26, 2017 (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2017)

10.31

Award Agreement for Phantom Units for Non-Employee Directors with distribution equivalent rights (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 8, 2017)

10.32

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

CROSSAMERICA PARTNERS LP

By:	CROSSAMERICA GP LLC, its General Partner

By:	/s/ Gerardo Valencia
Gerardo Valencia
President and Chief Executive Officer
(On behalf of the registrant, and in the capacity of Principal Executive Officer)

Date: February 25, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2019.

Signature	Title

/s/ Timothy A. Miller	Chairman of the Board of Directors
Timothy A. Miller
/s/ Gerardo Valencia	President, Chief Executive Officer and Director (Principal Executive Officer)
Gerardo Valencia
/s/ Evan W. Smith	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
Evan W. Smith

/s/ Jean Bernier	Director
Jean Bernier

/s/ Justin A. Gannon	Director
Justin A. Gannon

/s/ Mickey Kim	Director
Mickey Kim

/s/ John B. Reilly, III	Director
John B. Reilly, III

/s/ Claude Tessier	Director
Claude Tessier

/s/ Joseph V. Topper, Jr.	Director
Joseph V. Topper, Jr.