Form 10-Q
period 2019-03-31
CrossAmerica Partners LP
filed 2019-05-07
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units	CAPL	New York Stock Exchange

As of May 2, 2019, the registrant had outstanding 34,444,113 common units.

COMMONLY USED DEFINED TERMS

The following is a list of certain acronyms and terms generally used in the industry and throughout this document:

CrossAmerica Partners LP and subsidiaries:

CrossAmerica Partners LP	CrossAmerica, the Partnership, we, us, our

LGW	Lehigh Gas Wholesale LLC

LGPR	LGP Realty Holdings LP

LGWS	Lehigh Gas Wholesale Services, Inc. and subsidiaries

CrossAmerica Partners LP related parties:

Circle K	Circle K Stores Inc., a Texas corporation, and a wholly owned subsidiary of Couche-Tard

Couche-Tard	Alimentation Couche-Tard Inc. (TSX: ATD.A ATD.B)

CST	CST Brands, LLC and subsidiaries, indirectly owned by Circle K.

CST Fuel Supply	CST Fuel Supply LP is the parent of CST Marketing and Supply, indirectly owned by Circle K. Since July 1, 2015, we have owned a 17.5% limited partner interest in CST Fuel Supply.

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

DMS

Dunne Manning Stores LLC (formerly known as Lehigh Gas-Ohio, LLC), an entity affiliated with the family of Joseph V. Topper, Jr., a member of the Board, a related party and large holder of our common units. DMS is an operator of retail motor fuel stations. DMS leases retail sites from us in accordance with a master lease agreement and DMS purchases substantially all of its motor fuel for these sites from us on a wholesale basis under rack plus pricing. The financial results of DMS are not consolidated with ours.

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

Other Defined Terms:

Amended Omnibus Agreement

The Amended and Restated Omnibus Agreement, dated October 1, 2014, as amended effective January 1, 2016 and February 1, 2018 by and among CrossAmerica, the General Partner, DMI, DMS, CST Services and Joseph V. Topper, Jr., which amends and restates the original omnibus agreement that was executed in connection with CrossAmerica’s IPO on October 30, 2012. The terms of the Amended Omnibus Agreement were approved by the conflicts committee of the Board. Pursuant to the Amended Omnibus Agreement, CST Services agrees, among other things, to provide, or cause to be provided, to the Partnership certain management services.

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Board	Board of Directors of our General Partner

BP	BP p.l.c.

i

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,299	$3,191
Accounts receivable, net of allowances of $642 and $607, respectively	19,189	16,160
Accounts receivable from related parties	12,735	9,697
Inventories	15,070	14,083
Assets held for sale	2,644	2,218
Other current assets	4,481	5,513
Total current assets	60,418	50,862
Property and equipment, net	602,382	647,413
Right-of-use assets, net	128,908	—
Intangible assets, net	55,061	59,063
Goodwill	88,764	88,764
Other assets	21,127	20,820
Total assets	$956,660	$866,922

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$2,339	$2,296
Current portion of operating lease obligations	23,876	—
Accounts payable	35,470	32,632
Accounts payable to related parties	26,594	25,045
Accrued expenses and other current liabilities	16,152	17,871
Motor fuel taxes payable	10,721	10,604
Total current liabilities	115,152	88,448
Debt and finance lease obligations, less current portion	536,859	519,276
Operating lease obligations, less current portion	107,705	—
Deferred tax liabilities, net	24,439	19,929
Asset retirement obligations	33,066	32,747
Other long-term liabilities	17,630	95,589
Total liabilities	834,851	755,989

Commitments and contingencies

Equity:
Common units—(34,444,113 units issued and outstanding at March 31, 2019 and December 31, 2018)	121,809	110,933
General Partner’s interest	—	—
Total Partners’ Capital	121,809	110,933
Total liabilities and equity	$956,660	$866,922

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except unit and per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating revenues(a)	$471,786	$554,570
Costs of sales	434,709	514,619
Gross profit	37,077	39,951

Income from CST Fuel Supply equity interests	3,426	3,805
Operating expenses:
Operating expenses	15,353	16,342
General and administrative expenses	4,418	4,720
Depreciation, amortization and accretion expense	13,061	15,500
Total operating expenses	32,832	36,562
(Loss) gain on dispositions and lease terminations, net	(59)	230
Operating income	7,612	7,424
Other income, net	86	94
Interest expense	(7,337)	(8,052)
Income (loss) before income taxes	361	(534)
Income tax expense	149	273
Net income (loss)	212	(807)
Less: net loss attributable to noncontrolling interests	—	(2)
Net income (loss) attributable to limited partners	212	(805)
IDR distributions	(133)	(1,180)
Net income (loss) available to limited partners	$79	$(1,985)

Basic and diluted income (loss) per limited partner unit	$0.00	$(0.06)

Weighted-average limited partner units:
Basic common units	34,444,113	34,157,088
Diluted common units(b)	34,456,465	34,165,060

Supplemental information:
(a) Includes excise taxes of:	$20,444	$24,358
(a) Includes revenues from fuel sales to and rental income from related parties of:	73,627	103,521
(b) Diluted common units were not used in the calculation of diluted earnings per common unit for the three months ended March 31, 2018 because to do so would have been antidilutive.

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$212	$(807)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion expense	13,061	15,500
Amortization of deferred financing costs	290	428
Amortization of above market leases, net	—	(1)
Provision for losses on doubtful accounts	49	125
Deferred income taxes	(666)	(650)
Equity-based employee and director compensation expense	202	43
Amended Omnibus Agreement fees settled in common units	—	3,300
Loss (gain) on dispositions and lease terminations, net	59	(230)
Changes in operating assets and liabilities, net of acquisitions	(2,209)	432
Net cash provided by operating activities	10,998	18,140

Cash flows from investing activities:
Principal payments received on notes receivable	85	71
Proceeds from sale of property and equipment	—	19
Capital expenditures	(7,078)	(2,097)
Net cash used in investing activities	(6,993)	(2,007)

Cash flows from financing activities:
Borrowings under the revolving credit facility	31,834	40,395
Repayments on the revolving credit facility	(13,334)	(35,395)
Payments of long-term debt and finance lease obligations	(552)	(498)
Payments of sale leaseback obligations	—	(239)
Payment of deferred financing costs	(613)	—
Distributions paid on distribution equivalent rights	(16)	(10)
Distributions paid to holders of the IDRs	(133)	(1,180)
Distributions paid to noncontrolling interests	—	(18)
Distributions paid on common units	(18,083)	(21,405)
Net cash used in financing activities	(897)	(18,350)
Net increase (decrease) in cash and cash equivalents	3,108	(2,217)
Cash and cash equivalents at beginning of period	3,191	3,897
Cash and cash equivalents at end of period	$6,299	$1,680

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

(Unaudited)

	Limited Partners’ Interest		General	Incentive
	Common Unitholders		Partner’s Interest	Distribution Rights	Noncontrolling Interest	Equity
	Units	Dollars	Dollars	Dollars	Dollars	Dollars
Balance at December 31, 2018	34,444,113	$110,933	$—	$—	$—	$110,933
Transition adjustment upon adoption of ASC 842, net of tax	—	28,896	—	—	—	28,896
Net income and comprehensive income	—	79	—	133	—	212
Distributions paid	—	(18,099)	—	(133)	—	(18,232)
Balance at March 31, 2019	34,444,113	$121,809	$—	$—	$—	$121,809

Balance at December 31, 2017	34,111,461	$171,337	$—	$—	$(318)	$171,019
Issuance of units to Circle K for the payment of fees under the Amended Omnibus Agreement	136,882	3,218	—	—	—	3,218
Net (loss) income and comprehensive (loss) income	—	(1,985)	—	1,180	(2)	(807)
Distributions paid	—	(21,415)	—	(1,180)	(18)	(22,613)
Balance at March 31, 2018	34,248,343	$151,155	$—	$—	$(338)	$150,817

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

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2018 has been derived from our audited financial statements and notes thereto as of that date.

Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.

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

Significant Accounting Policies

Certain new accounting pronouncements have become effective for our financial statements, but the adoption of these pronouncements did not materially impact our financial position, results of operations or disclosures, other than as described below.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Guidance Adopted – Lease Accounting

In February 2016, the FASB issued ASU 2016-02–Leases (Topic 842). This standard modifies existing guidance for reporting organizations that enter into leases to increase transparency by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance was effective for us on January 1, 2019.

We elected the package of practical expedients permitted under the transition guidance within the new standard, which allows us to not reassess: 1) whether any expired or existing contracts are or contain leases; 2) lease classifications for any expired or existing leases; and 3) initial direct costs for any existing leases. We also elected the practical expedient to not assess whether existing or expired land easements that were not previously accounted for as leases under ASC 840 are or contain a lease under ASC 842. We did not elect the hindsight practical expedient and thus did not reassess the lease term for existing leases. We did not elect the practical expedient to not separate lease components from non-lease components for any classes of assets. We made an accounting policy election to not recognize lease assets and lease liabilities on the balance sheet for leases with an initial term of one year or less. We elected the modified retrospective transition method as permitted by ASU 2018-10 and recorded a cumulative effect adjustment to equity effective January 1, 2019.

There was no impact from the adoption of this ASU on the accounting for our capital (now called finance) lease obligations.

Since our previous sale-leaseback transactions were accounted for as failed sale-leasebacks, we are required to reassess these leases under the new guidance as part of adopting ASC 842. We concluded that control, including the significant risks and rewards of ownership, transferred to the buyer-lessor at the inception of each sale-leaseback transaction, and as a result these leasing transactions do not represent financing obligations under ASC 842. Therefore, these leases are accounted for as operating leases under the new guidance and the $42.0 million of net property and equipment and $76.1 million of sale-leaseback financing obligations recorded on the balance sheet as of December 31, 2018 were removed as part of our transition adjustment effective January 1, 2019. In addition, $5.2 million of deferred tax assets relating to the failed sale-leasebacks were removed from the balance sheet as part of our transition adjustment.

In order to measure our lease liability under our leases as lessee, we are required to discount our minimum rental payments using the rate implicit in the lease, unless such rate cannot be readily determined, in which case our incremental borrowing rate is used. As we do not know the amount of our lessors’ initial direct costs, we are generally unable to determine the rate implicit in our leases. As a result, we generally use our incremental borrowing rate, which is the rate we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment. We considered the rates we paid in previous financing and sale-leaseback transactions, the rates on our borrowings under our prior secured revolving credit facility and mortgage rates on commercial properties for various terms in developing our incremental borrowing rates. See Note 7 for a discussion of the New Credit Agreement (as defined below) we entered into on April 1, 2019.

Effective January 1, 2019, we recognized right-of-use assets related to operating leases, inclusive of direct costs of entering leases and below market lease intangible assets and net of deferred rent expense and above market lease liabilities, totaling $133.3 million. We recorded lease liabilities related to operating leases, including related to the sale-leaseback transactions noted above, totaling $135.9 million.

The net adjustment recorded to equity as of January 1, 2019 was a credit of $28.9 million.

The table below summarizes these adjustments to the January 1, 2019 balance sheet (in millions).

		Remove
		sale-	Record	Balance
		leaseback	ROU asset/	sheet
	As Reported	balances	lease liability	reclasses	As Adjusted
Property and equipment, net	$647.4	$(42.0)	$—	$—	$605.4
Right-of-use assets, net	—	—	135.9	(2.6)	133.3
Intangible assets, net	59.1	—	—	(1.0)	58.1

Accrued expenses and other current liabilities	17.9	(1.1)	—	—	16.8
Current portion of operating lease obligations	—	—	24.3	—	24.3
Operating lease obligations, less current portion	—	—	111.6	—	111.6
Deferred tax liabilities, net	19.9	5.2	—	—	25.1
Other long-term liabilities	95.6	(75.0)	—	(3.6)	17.0
Equity	110.9	28.9	—	—	139.8

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since we are not restating prior periods as part of adopting this guidance, our results for the three months ended March 31, 2019 are not directly comparable to our results for periods before January 1, 2019. Specifically, payments on our failed sale-leaseback obligations were characterized as principal and interest expense in periods prior to January 1, 2019. Beginning on January 1, 2019, these payments are characterized as rent expense and thus reduce gross profit and operating income (primarily from the Wholesale segment), income before income taxes and net income relative to the results reported for periods prior to January 1, 2019.

See Notes 7, 8 and 15 for additional information.

Concentration Risk

For the three months ended March 31, 2019, we distributed 8% of our total wholesale distribution volumes to DMS and DMS accounted for 9% of our rental income. For the three months ended March 31, 2018, we distributed 12% of our total wholesale distribution volumes to DMS and DMS accounted for 20% of our rental income. See Note 9 for information on an amendment to the master lease and master fuel supply agreements with DMS.

For the three months ended March 31, 2019, we distributed 7% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and received 19% of our rental income from Circle K. For the three months ended March 31, 2018, we distributed 7% of our total wholesale distribution volume to CST retail sites that are not supplied by CST Fuel Supply and received 19% of our rental income from Circle K.

For more information regarding transactions with DMS and Circle K, see Note 9.

For the three months ended March 31, 2019, our wholesale business purchased approximately 26%, 25%, 13% and 10% of its motor fuel from ExxonMobil, BP, Motiva and Circle K, respectively. For the three months ended March 31, 2018, our wholesale business purchased approximately 26%, 26%, 12% and 11% of its motor fuel from ExxonMobil, BP, Motiva and Circle K, respectively. No other fuel suppliers accounted for 10% or more of our motor fuel purchases during the three months ended March 31, 2019 and 2018.

Valero supplied substantially all of the motor fuel purchased by CST Fuel Supply during all periods presented. During the three months ended March 31, 2019 and 2018, CST Fuel Supply purchased approximately 0.4 billion gallons of motor fuel from Valero.

Note 2. ASSET EXCHANGE TRANSACTION WITH CIRCLE K

On December 17, 2018, as approved by the independent conflicts committee of the Board, we entered into an Asset Exchange Agreement (the “Asset Exchange Agreement”) with Circle K. Pursuant to the Asset Exchange Agreement, the parties have agreed to exchange (i) certain assets of CrossAmerica related to 56 convenience and fuel retail stores currently leased and operated by Circle K pursuant to a master lease that CrossAmerica previously purchased jointly with or from CST (the “master lease properties”), and 17 convenience and fuel retail stores currently owned and operated by CrossAmerica located in the U.S. Upper Midwest (collectively, including the master lease properties, the “CAPL Properties”), having an aggregate value of approximately $184.5 million, for (ii) certain assets of Circle K related to 192 (162 fee and 30 leased) company-operated convenience and fuel retail stores (the “CK Properties”), having an aggregate value of approximately $184.5 million. The existing fuel supply arrangements for the 56 master lease properties will remain unchanged.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The first tranche is anticipated to close in the second quarter of 2019, subject to approval by the independent conflicts committee of the Board.

Note 3. ASSETS HELD FOR SALE

We have classified three sites and two sites as held for sale at March 31, 2019 and December 31, 2018, respectively, which are expected to be sold during 2019.   Assets held for sale were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Land	$2,289	$2,029
Buildings and site improvements	591	417
Equipment	301	238
Total	3,181	2,684
Less accumulated depreciation	(537)	(466)
Assets held for sale	$2,644	$2,218

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. INVENTORIES

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Retail site merchandise	$6,934	$7,085
Motor fuel	8,136	6,998
Inventories	$15,070	$14,083

Note 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Land	$256,017	$283,137
Buildings and site improvements	336,602	361,579
Leasehold improvements	8,123	7,936
Equipment	183,842	184,653
Construction in progress	9,247	3,841
Property and equipment, at cost	793,831	841,146
Accumulated depreciation and amortization	(191,449)	(193,733)
Property and equipment, net	$602,382	$647,413

As a result of the adoption of ASC 842, on January 1, 2019, we recorded a transition adjustment removing the $42.0 million of property and equipment, net, recorded on the December 31, 2018 balance sheet related to leases previously accounted for as failed sale-leaseback transactions. See Note 1 for additional information.

As discussed in Note 7, we lease sites under our Getty Lease, for which the building and equipment components are classified as a finance lease. The right-of-use asset associated with this finance lease is included in the table above and totaled $15.7 million at March 31, 2019, net of accumulated amortization. Amortization of this right-of-use asset is included in depreciation, amortization and accretion expense on the statement of operations and amounted to $0.7 million for the three months ended March 31, 2019.

We recorded an impairment charge of $1.2 million during the three months ended March 31, 2018 related to the FTC-required divestiture of the Jet-Pep sites, included within depreciation, amortization and accretion expenses on the statement of operations.

Note 6. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	March 31, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$126,734	$(72,169)	$54,565	$126,734	$(69,265)	$57,469
Trademarks	1,095	(1,026)	69	1,095	(1,006)	89
Covenant not to compete	4,581	(4,154)	427	4,581	(4,077)	504
Below market leases	—	—	—	11,177	(10,176)	1,001
Total intangible assets	$132,410	$(77,349)	$55,061	$143,587	$(84,524)	$59,063

As a result of the adoption of ASC 842, on January 1, 2019, we recorded a transition adjustment reclassifying below market lease intangible assets (and above market lease liabilities) to the right-of-use asset. See Note 1 for additional information.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. DEBT

Our balances for long-term debt and finance lease obligations are as follows (in thousands):

	March 31,	December 31,
	2019	2018
Revolving credit facility	$516,500	$498,000
Finance lease obligations	24,375	24,927
Total debt and finance lease obligations	540,875	522,927
Current portion	2,339	2,296
Noncurrent portion	538,536	520,631
Deferred financing costs, net	1,677	1,355
Noncurrent portion, net of deferred financing costs	$536,859	$519,276

As of March 31, 2019, future principal payments on debt and future minimum rental payments on finance lease obligations were as follows (in thousands):

	Debt	Finance Lease Obligations	Total
2019	$—	$2,316	$2,316
2020	516,500	3,166	519,666
2021	—	3,266	3,266
2022	—	3,367	3,367
2023	—	3,761	3,761
Thereafter	—	12,014	12,014
Total future payments	516,500	27,890	544,390
Less interest component	—	3,515	3,515
	516,500	24,375	540,875
Current portion	—	2,339	2,339
Long-term portion	$516,500	$22,036	$538,536

Our borrowings under the revolving credit facility had a weighted-average interest rate of 5.24% as of March 31, 2019 (LIBOR plus an applicable margin, which was 2.75% as of March 31, 2019). Letters of credit outstanding at March 31, 2019 and December 31, 2018 totaled $5.5 million and $5.2 million, respectively.

New Credit Agreement

On April 1, 2019, we entered into a credit agreement with the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent, swing line lender and letter of credit issuer (the “New Credit Agreement”).

The New Credit Agreement replaced our previous credit agreement, dated as of March 4, 2014 (as amended, the “Existing Credit Agreement”), and provided the following key benefits:

•	Increased commitments from $650 million to $750 million with the ability to increase commitments by $300 million, subject to certain conditions;
•	Provides for the current and future asset exchange transactions with Circle K, subject to certain conditions being satisfied;
•	Provided for a general reduction in the applicable margin;
•	Increased the maximum permitted leverage ratio during most periods;
•	Reduced cost of compliance, including removal of the requirement to mortgage real property; and
•	Extended the maturity from April 2020 to April 2024.

The New Credit Agreement is a $750 million senior secured revolving credit facility, maturing in April 2024. The facility can be increased from time to time upon our written request, subject to certain conditions, up to an additional $300 million. The aggregate amount of the outstanding loans and letters of credit under the New Credit Agreement cannot exceed the combined revolving commitments then in effect. All obligations under the New Credit Agreement are secured by substantially all of the Partnership’s assets.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the credit facility bear interest, at the Partnership’s option, at (1) a rate equal to LIBOR for interest periods of one, two, three or six months (or, if consented to by all lenders, for such other period that is twelve months or a period shorter than one month), plus a margin ranging from 1.50% to 2.50% per annum depending on our consolidated leverage ratio (as defined in the New Credit Agreement) or (2) (a) a base rate equal to the greatest of, (i) the federal funds rate, plus 0.5% per annum, (ii) LIBOR for one month interest periods, plus 1.00% per annum or (iii) the rate of interest established by the agent, from time to time, as its prime rate, plus (b) a margin ranging from 0.50% to 1.50% per annum depending on our consolidated leverage ratio.  In addition, we incur a commitment fee based on the unused portion of the credit facility at a rate ranging from 0.25% to 0.45% per annum depending on our consolidated leverage ratio. Until the Partnership delivers a compliance certificate for the quarter ending June 30, 2019, the applicable margin for LIBOR and base rate loans is 2.25% and 1.25%, respectively, and the commitment fee rate is 0.40%.

We also have the right to borrow swingline loans under the New Credit Agreement in an amount up to $35.0 million. Swingline loans will bear interest at the base rate plus the applicable base rate margin.

Standby letters of credit are permissible under the New Credit Agreement up to an aggregate amount of $65.0 million. Standby letters of credit will be subject to a 0.125% fronting fee and other customary administrative charges. Standby letters of credit will accrue a fee at a rate based on the applicable margin of LIBOR loans.

The New Credit Agreement also contains certain financial covenants. We are required to maintain a consolidated leverage ratio for the most recently completed four fiscal quarters of (i) for each quarter ending on or before June 30, 2019, not greater than 5.00 to 1.00 and (ii) for each four quarter period thereafter, 4.75 to 1.00. Such threshold is increased to 5.50 to 1.00 for the quarter during a specified acquisition period (as defined in the New Credit Agreement). Upon the occurrence of a qualified note offering (as defined in the New Credit Agreement), the consolidated leverage ratio when not in a specified acquisition period is increased to 5.25 to 1.00, while the specified acquisition period threshold remains 5.50 to 1.00. Upon the occurrence of a qualified note offering, we are also required to maintain a consolidated senior secured leverage ratio (as defined in the New Credit Agreement) for the most recently completed four fiscal quarter period of not greater than 3.75 to 1.00. Such threshold is increased to 4.00 to 1.00 for the quarter during a specified acquisition period. We are also required to maintain a consolidated interest coverage ratio (as defined in the New Credit Agreement) of at least 2.50 to 1.00.

The initial borrowings under the New Credit Agreement of $521.3 million and cash of $0.3 million were used to repay $516.5 million of outstanding borrowings and $2.0 million of accrued interest under the Existing Credit Agreement and to pay $3.1 million of fees and expenses in connection with the New Credit Agreement. Future borrowings will be used to provide ongoing working capital.

The New Credit Agreement prohibits us from making cash distributions to our unitholders if any event of default occurs or would result from the distribution.

The amount of availability under the New Credit Agreement at May 2, 2019, after taking into consideration debt covenant restrictions, was $20.8 million.

Finance Lease Obligations

In May 2012, the Predecessor Entity entered into a 15-year master lease agreement with renewal options of up to an additional 20 years with Getty Realty Corporation. Since then, the agreement has been amended from time to time to add or remove retail sites. As of March 31, 2019, we lease 115 sites under this lease with a weighted-average remaining lease term of 8.1 years. We pay fixed rent, which increases 1.5% per year. In addition, the lease requires variable lease payments based on gallons of motor fuel sold.

Because the fair value of the land at lease inception was estimated to represent more than 25% of the total fair value of the real property subject to the lease, the land element of the lease was analyzed for operating or capital treatment separately from the rest of the property subject to the lease. The land element of the lease was classified as an operating lease and all of the other property was classified as a capital lease. This assessment was not required to be reassessed upon adoption of ASC 842. As such, future minimum rental payments are included in both the finance lease obligations table above as well as the operating lease table in Note 8.

The weighted-average discount rate for this finance lease obligation at March 31, 2019 was 3.5%. Interest on this finance lease obligation amounted to $0.2 million for the three months ended March 31, 2019.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. OPERATING LEASES

Operating Leases of Retail Sites as Lessee

We lease approximately 400 retail sites from third parties under certain non-cancelable operating leases that expire from time to time through 2033. The weighted-average remaining lease term was 6.2 years as of March 31, 2019.

Lease expense for the three months ended March 31, 2019 was classified in the statement of operations as follows (in thousands):

Cost of sales	$6,659
Operating expenses	205
General and administrative expenses	166
Total	$7,030

Variable lease payments included in the above table are based on future inflation, revenues or volumes and totaled $0.4 million. Short-term lease payments included in the table above that are excluded from the lease liability totaled $0.1 million. Cash paid for amounts included in the measurement of lease liabilities under operating leases totaled $7.0 million.

As of March 31, 2019, future minimum rental payments under operating leases, excluding variable lease payments or short-term lease payments, were as follows (in thousands). The weighted-average discount rate as of March 31, 2019 was 6.9%.

2019	$18,783
2020	22,839
2021	20,187
2022	18,708
2023	16,784
Thereafter	83,441
Total future minimum rental payments	180,742
Less impact of discounting	49,161
131,581
Current portion	23,876
Long-term portion	$107,705

Most lease agreements include provisions for renewals. We generally do not include renewal options in our lease term for purposes of measuring our lease liabilities and right-of-use assets unless the sublease to our customer extends beyond the term of the head lease.

Substantially all of these retail sites are then subleased to lessee dealers (including DMS) or commission agents under leases with terms generally ranging from one to ten years and which may include renewal options. Sublease rental income amounted to $9.5 million for the three months ended March 31, 2019.

Operating Leases of Retail Sites as Lessor

Motor fuel stations are leased to tenants under operating leases with various expiration dates ranging through 2033. Most lease agreements include provisions for renewals. We generally do not include renewal options in our lease term. Future minimum rental payments under non-cancelable operating leases with third parties, Circle K and DMS as of March 31, 2019 were as follows (in thousands):

	Third Party	Circle K	DMS	Total
2019	$31,888	$10,634	$4,419	$46,941
2020	36,381	14,178	5,972	56,531
2021	29,551	14,178	6,060	49,789
2022	24,315	14,178	6,149	44,642
2023	21,591	14,178	6,239	42,008
Thereafter	68,819	18,850	29,087	116,756
Total future minimum rental payments	$212,545	$86,196	$57,926	$356,667

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future minimum rental payments presented above do not include contingent rent based on future inflation, future revenues or volumes of the lessee or non-lease components for amounts that may be received as tenant reimbursements for certain operating costs.

Deferred rent income from straight-line rent relates to the cumulative amount by which straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement and totaled $6.6 million and $6.3 million at March 31, 2019 and December 31, 2018, respectively.

Note 9. RELATED-PARTY TRANSACTIONS

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

Revenues from wholesale fuel sales and real property rental income from Circle K were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues from motor fuel sales to Circle K	$33,315	$36,060
Rental income from Circle K	4,198	4,198

Accounts receivable from Circle K for fuel amounted to $5.0 million and $2.6 million at March 31, 2019 and December 31, 2018, respectively.

CST Fuel Supply Equity Interests

CST Fuel Supply provides wholesale motor fuel distribution to the majority of CST’s legacy U.S. retail sites at cost plus a fixed markup per gallon. Since July 1, 2015, we have owned a 17.5% total interest in CST Fuel Supply. We account for the income derived from our equity interest of CST Fuel Supply as “Income from CST Fuel Supply equity interests” on our statement of operations, which amounted to $3.4 million and $3.8 million for the three months ended March 31, 2019 and 2018, respectively.

Purchase of Fuel from Circle K

We purchase the fuel supplied to the following sets of sites from Circle K:

•	retail sites acquired in the Jet-Pep Assets acquisition;
•

Franchised Holiday Stores in the Upper Midwest; we also pay a franchise fee to Circle K, which amounted to $0.2 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively;

•	retail sites in which we have a leasehold interest that we acquired from Circle K in March and May of 2018 for $0.5 million;
•	retail sites acquired from CST in February 2015; and
•	certain other retail sites at which we are evaluating our fuel supply options.

In total, we purchased $37.4 million and $46.9 million of motor fuel from Circle K for the three months ended March 31, 2019 and 2018, respectively.

Effective February 1, 2018, Couche-Tard began renegotiating fuel carrier agreements, including our wholesale transportation agreements, with third party carriers. The independent conflicts committee of our Board approved an amendment to the Amended Omnibus Agreement effective February 1, 2018 providing for the payment by us to an affiliate of Couche-Tard of a commission based on the payments made by us on the renegotiated wholesale transportation contracts. This commission is to compensate such affiliate of Couche-Tard for its services in connection with the renegotiations of our fuel carrier agreements with third party carriers, which resulted in overall reductions in transportation costs to us. This commission amounted to $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

Amounts payable to Circle K related to these fuel purchases and freight commissions totaled $4.7 million and $4.3 million at March 31, 2019 and December 31, 2018, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amended Omnibus Agreement and Management Fees

We incurred expenses under the Amended Omnibus Agreement, including incentive compensation costs and non-cash stock-based compensation expense, totaling $2.9 million and $3.1 million for the three months ended March 31, 2019 and 2018, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statement of operations. Amounts payable related to Circle K related to expenses incurred by Circle K in accordance with the Amended Omnibus Agreement totaled $20.5 million and $20.2 million at March 31, 2019 and December 31, 2018, respectively.

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

No charges allocated to us by Circle K under the Amended Omnibus Agreement since the first quarter of 2018 have been settled in common units.

IDR and Common Unit Distributions

We distributed $0.1 million and $1.2 million to Circle K related to its ownership of our IDRs and $3.9 million and $4.5 million related to its ownership of our common units during the three months ended March 31, 2019 and 2018, respectively.

Transactions with Affiliates of Members of the Board

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from motor fuel sales and rental income from DMS were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues from motor fuel sales to DMS	$34,120	$58,921
Rental income from DMS	1,946	4,285

Accounts receivable from DMS totaled $6.9 million and $5.6 million at March 31, 2019 and December 31, 2018, respectively.

In March 2019, we entered into an amendment of the master lease and master fuel supply agreements with DMS. These amendments included the following provisions:

•

DMS will sever 17 sites from the master lease. Since April 1, 2019, DMS has not been charged rent on the to-be severed sites. We anticipate transitioning substantially all of these sites to other dealers by June 30, 2019.

•

Rental income from DMS for the remainder of the lease term was reduced effective April 1, 2019 by $0.5 million annually. We will make a total of $1.25 million in capital expenditures at certain DMS sites by December 31, 2019. Of the remaining 70 sites covered by the master lease agreement, DMS may sever up to 20 sites and we may sever up to eight sites. No severs may be made in 2019, and the required notification period for severs was extended from 30 days to 180 days.

•

The markup charged on fuel deliveries to the remaining 85 DMS sites covered by the master fuel supply agreement was reduced effective April 1, 2019 by $0.01 per gallon and by an additional $0.005 per gallon effective January 1, 2020.

Revenues from rental income from Topstar, an entity affiliated with a member of the Board, were insignificant for the three months ended March 31, 2019 and $0.1 million for the three months ended March 31, 2018.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CrossAmerica leases real estate from certain entities affiliated with Joseph V. Topper, Jr., a member of the Board. Rent expense paid to these entities was $0.3 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are performed by an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.4 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. Accounts payable to this related party amounted to $0.2 million and $0.4 million at March 31, 2019 and December 31, 2018.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We sublease office space from Circle K that Circle K leases from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board. Rent expense amounted to $0.2 million for the three months ended March 31, 2019 and 2018.

Public Relations and Website Consulting Services

We have engaged a company affiliated with a member of the Board, for public relations and website consulting services. The cost of these services was insignificant for the three months ended March 31, 2019 and 2018.

Note 10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. In the event we fail to purchase the required minimum volume for a given contract year, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. We did not incur any significant penalties in 2019 or 2018.

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

As part of Circle K’s acquisition of Holiday Stationstores, LLC, the FTC issued a decree in which nine sites were required to be divested. These sites were divested in September 2018, after the June 15, 2018 deadline specified in the FTC orders. As a result, Couche-Tard and/or the Partnership may be subject to civil penalties, up to a maximum allowed by law of $41,000 per day per violation of the FTC divestiture orders. Circle K has agreed that it would be solely responsible for any such penalties and we have not accrued any liability for such penalties.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $3.4 million and $3.6 million at March 31, 2019 and December 31, 2018, respectively. Indemnification assets related to third-party escrow funds, state funds or insurance recorded on the balance sheet within other current assets and other noncurrent assets totaled $3.0 million and $3.2 million at March 31, 2019 and December 31, 2018, respectively. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

Note 11. FAIR VALUE MEASUREMENTS

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels in 2019 or 2018.

As further discussed in Note 12, we have accrued for unvested phantom units and phantom performance units as a liability and adjust that liability on a recurring basis based on the market price of our common units each balance sheet date. Such fair value measurements are deemed Level 1 measurements.

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of March 31, 2019 and December 31, 2018 due to the short-term maturity of these instruments. The fair value of the revolving credit facility approximated its carrying values of $516.5 million as of March 31, 2019 and $498.0 million as of December 31, 2018, due to the frequency with which interest rates are reset and the consistency of the market spread. See Note 7 for a discussion of the New Credit Agreement we entered into on April 1, 2019.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. EQUITY-BASED COMPENSATION

Partnership Equity-Based Awards

CrossAmerica equity-based award activity for the three months ended March 31, 2019 was as follows:

	Employees of Circle K		Directors
	Phantom Units	Phantom Performance Units	Phantom Units	Total
Nonvested at December 31, 2018	827	13,607	15,580	30,014
Forfeited	—	(717)	—	(717)
Nonvested at March 31, 2019	827	12,890	15,580	29,297

Equity-based compensation expense related to these awards was $0.1 million and was insignificant for the three months ended March 31, 2019 and 2018. The liability related to these awards totaled $0.2 million and $0.1 million at March 31, 2019 and December 31, 2018, respectively.

CST Equity-Based Awards

Equity-based compensation expense for CST equity-based awards charged to us under the Amended Omnibus Agreement amounted to $0.1 million for the three months ended March 31, 2019 and 2018. Unrecognized compensation expense associated with CST equity-based awards amounted to $0.3 million at March 31, 2019 and December 31, 2018, which will be recognized over the vesting term through January 2020.

Note 13. INCOME TAXES

As a limited partnership, we are not subject to federal and state income taxes. However, our corporate subsidiaries are subject to income taxes. Income tax attributable to our taxable income (including any dividend income from our corporate subsidiaries), which may differ significantly from income for financial statement purposes, is assessed at the individual limited partner unitholder level. We are subject to a statutory requirement that non-qualifying income, as defined by the Internal Revenue Code, cannot exceed 10% of total gross income for the calendar year. If non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. The non-qualifying income did not exceed the statutory limit in any period presented.

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

As discussed in Note 1, we removed $5.2 million of deferred tax assets related to our previous sale-leaseback transactions as part of our January 1, 2019 transition adjustment in connection with the adoption of ASC 842.

We recorded income tax expense of $0.1 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively, as a result of the income generated by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only LGWS is subject to income tax.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a reconciliation of net income (loss) and weighted-average units used in computing basic and diluted net income (loss) per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Distributions paid	$18,099	$21,415
Allocation of distributions in excess of net income (loss)	(18,020)	(23,400)
Limited partners’ interest in net income (loss) - basic and diluted	$79	$(1,985)
Denominator:
Weighted-average limited partnership units outstanding - basic	34,444,113	34,157,088
Adjustment for phantom and phantom performance units(a)	12,352	—
Weighted-average limited partnership units outstanding - diluted	34,456,465	34,157,088
Net income (loss) per limited partnership unit - basic and diluted	$0.00	$(0.06)

Distributions paid per common unit	$0.5250	$0.6275
Distributions declared (with respect to each respective period) per common unit	$0.5250	$0.5250

(a)	Excludes 7,971 potentially dilutive securities from the calculation of diluted earnings per common unit because to do so would be antidilutive for the three months ended March 31, 2018.

Distributions

Distribution activity for 2019 is as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2018	February 11, 2019	February 19, 2019	$0.5250	$18,099
March 31, 2019	May 6, 2019	May 13, 2019	$0.5250	$18,099

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Note 15. SEGMENT REPORTING

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

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended March 31, 2019
Revenues from fuel sales to external customers	$329,913	$99,600	$—	$429,513
Intersegment revenues from fuel sales	75,881	—	(75,881)	—
Revenues from food and merchandise sales	—	20,016	—	20,016
Rent income	19,636	2,002	—	21,638
Other revenue	619	—	—	619
Total revenues	$426,049	$121,618	$(75,881)	$471,786

Income from CST Fuel Supply equity interests	$3,426	$—	$—	$3,426
Operating income (loss)(a)	$24,288	$608	$(17,284)	$7,612

Three Months Ended March 31, 2018
Revenues from fuel sales to external customers	$382,000	$127,317	$—	$509,317
Intersegment revenues from fuel sales	98,393	—	(98,393)	—
Revenues from food and merchandise sales	—	22,586	—	22,586
Rent income	19,755	1,966	—	21,721
Other revenue	946	—	—	946
Total revenues	$501,094	$151,869	$(98,393)	$554,570

Income from CST Fuel Supply equity interests	$3,805	$—	$—	$3,805
Operating income (loss)(a)	$26,163	$1,349	$(20,088)	$7,424

(a)

As discussed in Note 1, as a result of the adoption of ASC 842, operating income for the three months ended March 31, 2019 is not comparable to operating income for the three months ended March 31, 2018. Most significantly, payments on our previous failed sale-leaseback obligations were characterized as principal and interest expense in periods prior to 2019. Starting in 2019, these payments are characterized as rent expense and thus reduce operating income. These payments for the three months ended March 31, 2018 amounted to approximately $1.7 million and $0.1 million for the Wholesale and Retail segments, respectively.

Receivables relating to the revenue streams above are as follows:

	March 31,	December 31,
	2019	2018
Receivables from fuel and merchandise sales	$26,328	$19,247
Receivables for rent and other lease-related charges	5,596	6,610
Total accounts receivable	$31,924	$25,857

Performance obligations are satisfied as fuel is delivered to the customer. Many of our contracts with our customers include minimum purchase volumes measured on a monthly basis, although such revenue is not material. Receivables from fuel are recognized on a per-gallon rate and are generally collected within 10 days of delivery.

The balance of unamortized costs incurred to obtain certain contracts with customers was $5.9 million and $5.7 million at March 31, 2019 and December 31, 2018, respectively. Amortization of such costs is recorded against operating revenues and amounted to $0.2 million for the three months ended March 31, 2019 and 2018.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Decrease (increase):
Accounts receivable	$(3,077)	$2,154
Accounts receivable from related parties	(2,933)	(1,128)
Inventories	(987)	(114)
Other current assets	848	1,416
Other assets	(519)	(825)
Increase (decrease):
Accounts payable	2,838	(63)
Accounts payable to related parties	1,416	488
Motor fuel taxes payable	117	(426)
Accrued expenses and other current liabilities	(590)	(688)
Other long-term liabilities	678	(382)
Changes in operating assets and liabilities, net of acquisitions	$(2,209)	$432

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash paid for interest	$6,406	$7,469
Cash paid for income taxes, net of refunds received	44	135

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Three Months Ended March 31,
	2019	2018
Amended Omnibus Agreement fees settled in our common units	$—	$3,218

Note 17. SEPARATION BENEFITS

As discussed in Note 2, we expect to exchange 17 of our 63 company operated sites for dealerized sites through the asset exchange transaction with Circle K. We anticipate dealerizing the remaining 46 company operated sites in 2019, and as such have communicated a plan to exit the company operated business. As a result, we recorded separation benefit costs totaling $0.4 million in the first quarter of 2019, which is anticipated to be paid by early 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, credit ratings, distribution growth, potential growth opportunities, potential operating performance improvements, potential improvements in return on capital employed, the effects of competition and the effects of future legislation or regulations. You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “guidance,” “outlook,” “effort,” “target” and similar expressions. Such statements are based on our current plans and expectations and involve risks and uncertainties that could potentially affect actual results. These forward-looking statements include, among other things, statements regarding:

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
•

our ability to comply with federal and state laws and regulations, including those related to environmental matters, the sale of alcohol, cigarettes and fresh foods, employment and health benefits, including the Affordable Care Act, immigration and international trade.

You should consider the areas of risk described above, as well as those set forth in the section entitled “Risk Factors” included in our Form 10-K for the year ended December 31, 2018, in connection with considering any forward-looking statements that may be made by us and our businesses generally. We cannot assure you that anticipated results or events reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements included in this report are made as of the date of this report. We undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events after the date of this report.

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

•

Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three months ended March 31, 2019 and 2018 and non-GAAP financial measures.

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

The first tranche is anticipated to close in the second quarter of 2019, subject to approval by the independent conflicts committee of the Board.

New Credit Facility

On April 1, 2019, we entered into a new credit agreement, which provides the following key benefits:

•	Increased commitments from $650 million to $750 million with the ability to increase commitments by $300 million, subject to certain conditions;
•	Provides for the current and future asset exchange transactions with Circle K, subject to certain conditions being satisfied;
•	Provided for a general reduction in the applicable margin;
•	Increased the maximum permitted leverage ratio during most periods;
•	Reduced cost of compliance, including removal of the requirement to mortgage real property; and
•	Extended the maturity from April 2020 to April 2024.

See Note 7 to the financial statements for additional information.

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

From the time of the November 2017 Jet-Pep acquisition through October 31, 2018, we purchased motor fuel for our Jet-Pep Assets from Circle K at Circle K’s cost plus terminal and administration fees of $0.015 per gallon. Circle K’s cost to supply these sites included price fluctuations associated with index-based motor fuel pricing for pipeline delivery and the generation and sale of Renewable Identification Numbers (“RINs”). Effective November 1, 2018, we amended our contract with Circle K such that our cost is based on a rack-based price, which reduces our exposure to price fluctuations inherent in the previous pricing methodology. We are in the process of rebranding substantially all these sites to a major fuel supplier and anticipate a positive impact on volume and fuel margin.

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

•	On April 1, 2019, we entered into a new credit facility as further discussed in “Liquidity and Capital Resources—Debt” and Note 7 to the financial statements.

Adoption of ASC 842

As further discussed in Notes 1 and 15 to the financial statements, we adopted ASC 842 effective January 1, 2019, and as a result, our results for the three months ended March 31, 2019 are not directly comparable to the results for the three months ended March 31, 2018. Most significantly, payments on our previous failed sale-leaseback obligations were characterized as principal and interest expense in periods prior to 2019. Starting in 2019, these payments are characterized as rent expense. These payments for the three months ended March 31, 2018 amounted to approximately $1.7 million and $0.1 million for the Wholesale and Retail segments, respectively. Of the total payments, $1.4 million was classified as interest expense for the three months ended March 31, 2018. See “Results of Operations—Non-GAAP Financial Measures” for additional information.

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating revenues	$471,786	$554,570
Costs of sales	434,709	514,619
Gross profit	37,077	39,951

Income from CST Fuel Supply equity interests	3,426	3,805
Operating expenses:
Operating expenses	15,353	16,342
General and administrative expenses	4,418	4,720
Depreciation, amortization and accretion expense	13,061	15,500
Total operating expenses	32,832	36,562
(Loss) gain on dispositions and lease terminations, net	(59)	230
Operating income	7,612	7,424
Other income, net	86	94
Interest expense	(7,337)	(8,052)
Income (loss) before income taxes	361	(534)
Income tax expense	149	273
Net income (loss)	212	(807)
Less: net loss attributable to noncontrolling interests	—	(2)
Net income (loss) attributable to limited partners	212	(805)
IDR distributions	(133)	(1,180)
Net income (loss) available to limited partners	$79	$(1,985)

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Consolidated Results

Operating revenues decreased $82.8 million (15%), while gross profit decreased $2.9 million (7%).

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $75.0 million (15%) decrease in our Wholesale segment revenues primarily attributable to the decrease in crude oil prices. The average daily spot price of WTI crude oil decreased 13% to $54.82 per barrel for the first quarter of 2019, compared to $62.91 per barrel for the first quarter of 2018. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” In addition, volume decreased 7% primarily due to the 2018 divestitures mandated by FTC orders, the termination of supply contracts (many of which were low margin) and seasonal weather.

•

A $30.3 million (20%) decrease in our Retail segment revenues primarily attributable to a 16% decrease in volume driven by the 2018 divestitures of seven company operated Upper Midwest and two commission agent sites mandated by FTC orders, the conversion of commission sites included in the Retail segment to lessee dealer sites included in the Wholesale segment and seasonal weather. In addition, crude oil prices decreased 13%. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

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

Our intersegment revenues decreased $22.5 million (23%), primarily attributable to the 2018 divestitures mandated by FTC orders, the conversion of commission sites included in our Retail segment to lessee dealer sites included in the Wholesale segment and the decrease in wholesale prices discussed above.

Cost of sales

Cost of sales decreased $79.9 million (16%) as a result of the decrease in wholesale motor fuel prices and volume decreases discussed above. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for operating expenses analyses.

General and administrative expenses

General and administrative expenses decreased $0.3 million (6%) primarily attributable to a $0.6 million decrease in acquisition-related costs, partially offset by increases in equity compensation expense as a result of more equity awards outstanding and separation benefits.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense decreased $2.4 million primarily due to a $1.2 million impairment charge recorded in the first quarter of 2018 related to the two Jet-Pep sites required to be divested per FTC order as well as a $0.4 million reduction related to removing the property and equipment associated with our previous sale-leaseback transactions from our balance sheet as part of our transition adjustment in connection with the adoption of ASC 842 (see Note 1 to the financial statements for additional details). The remaining reduction is primarily driven by assets becoming fully depreciated or amortized.

Interest expense

Interest expense decreased $0.7 million due to a $1.4 million reduction relating to the adoption of ASC 842 and the resulting recharacterization of lease payments on our sale-leaseback transactions from principal and interest expense for periods prior to 2019 to rent expense starting in 2019. See Note 1 to the financial statements for additional information. Partially offsetting this decrease was a $0.9 million increase on borrowings under our credit facility due to an increase in the average interest rate from 4.7% to 5.3%.

IDR distributions

IDR distributions decreased $1.0 million as a result of the lower distribution per common unit in 2019 as compared to 2018.

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

Wholesale

The following table highlights the results of operations and certain operating metrics of our Wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended March 31,
	2019	2018
Gross profit:
Motor fuel–third party	$8,068	$7,632
Motor fuel–intersegment and related party	6,702	6,667
Motor fuel gross profit	14,770	14,299
Rent and other(a)	14,210	16,379
Total gross profit	28,980	30,678
Income from CST Fuel Supply equity interests(b)	3,426	3,805
Operating expenses	(8,118)	(8,320)
Adjusted EBITDA(c)	$24,288	$26,163
Motor fuel distribution sites (end of period):(d)
Motor fuel–third party
Independent dealers(e)	363	383
Lessee dealers(f)	502	449
Total motor fuel distribution–third party sites	865	832
Motor fuel–intersegment and related party
DMS (related party)(g)	82	134
Circle K (related party)	43	43
Commission agents (Retail segment)(h)	172	180
Company operated retail sites (Retail segment)(i)	63	71
Total motor fuel distribution–intersegment and related party sites	360	428
Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	863	824
Motor fuel-intersegment and related party distribution	363	435
Total motor fuel distribution sites	1,226	1,259
Volume of gallons distributed (in thousands)
Third party	151,397	149,259
Intersegment and related party	79,836	100,249
Total volume of gallons distributed	231,233	249,508

Wholesale margin per gallon	$0.064	$0.057

(a)

See Notes 1 and 15 to the financial statements for additional information regarding the impact of adopting ASC 842 effective January 1, 2019, which impacted rent and other gross profit for 2019, resulting in the results for the three months ended March 31, 2019 not being comparable to our results for the three months ended March 31, 2018.

(b)	Represents income from our equity interest in CST Fuel Supply.
(c)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income (loss) under the heading “Results of Operations—Non-GAAP Financial Measures.”
(d)	In addition, as of March 31, 2019 and 2018, we distributed motor fuel to 13 and 14 sub-wholesalers, respectively, who distributed to additional sites.
(e)	The decrease in the independent dealer site count was primarily attributable to the termination or non-renewal of fuel supply contracts, a significant number of which were low margin.
(f)	The increase in the lessee dealer site count was primarily attributable to converting sites operated by DMS and commission agents to lessee dealers.
(g)	The decrease in the DMS site count was primarily attributable to converting DMS sites to lessee dealer sites.
(h)	The decrease in the commission site count was primarily attributable to converting commission sites in the Retail segment to lessee dealer sites in the Wholesale segment.
(i)	The decrease in the company operated site count was primarily attributable to the divestitures mandated by FTC orders.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The results were driven by:

Motor fuel gross profit

The $0.5 million (3%) increase in motor fuel gross profit was primarily due to a $1.1 million improvement in our fuel margin from sites in our Alabama market driven by the rebranding of these sites beginning November 1, 2018 and the concurrent change in terms under our subjobber agreement with Circle K, partially offset by a reduction in Terms Discounts in 2019 as compared to 2018 due to the decrease in motor fuel prices. The average daily spot price of WTI crude oil decreased 13% to $54.82 per barrel for the first quarter of 2019, compared to $62.91 per barrel for the first quarter of 2018. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Volume declined 7% as a result of the 2018 divestitures mandated by FTC orders, the termination or non-renewal of fuel supply contracts (a significant number of which were low margin) and seasonal weather.

Rent and other gross profit

Rent and other gross profit decreased $2.2 million (13%) primarily as a result of the new lease accounting guidance. Lease payments on our previous sale-leaseback transactions totaling $1.7 million were characterized as principal and interest expense in 2018, whereas such payments were characterized as rent expense in 2019. In addition, we received $0.4 million less in fees from dealers upon the termination of their contracts in 2019 as compared to 2018.

Operating expenses

Operating expenses decreased $0.2 million primarily as a result of lower remediation costs incurred at individual sites that are not covered by state UST funds, insurance or other indemnifications.

Retail

The following table highlights the results of operations and certain operating metrics of our Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of retail sites, gallons sold per day and per gallon amounts):

	Three Months Ended March 31,
	2019	2018
Gross profit:
Motor fuel	$1,544	$2,156
Merchandise and services	4,911	5,742
Rent and other(a)	1,388	1,473
Total gross profit	7,843	9,371
Operating expenses	(7,235)	(8,022)
Adjusted EBITDA(b)	$608	$1,349

Retail sites (end of period):
Commission agents(c)	172	180
Company operated retail sites(d)	63	71
Total system sites at the end of the period	235	251

Total system operating statistics:
Average retail fuel sites during the period	235	250
Motor fuel sales (gallons per site per day)	2,060	2,296
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.035	$0.042

Commission agents statistics:
Average retail fuel sites during the period	172	180
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.016	$0.014

Company operated retail site statistics:
Average retail fuel sites during the period	63	70
Motor fuel gross profit per gallon, net of credit card fees	$0.080	$0.101
Merchandise and services gross profit percentage, net of credit card fees	24.5%	25.4%

(a)

See Notes 1 and 15 to the financial statements for additional information regarding the impact of adopting ASC 842 effective January 1, 2019, which impacted rent and other gross profit for 2019, resulting in the results for the three months ended March 31, 2019 not being comparable to our results for the three months ended March 31, 2018.

(b)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Results of Operations—Non-GAAP Financial Measures” below.
(c)	The decrease in the commission site count was primarily driven by the conversion of commission sites in the Retail segment to lessee dealer sites in the Wholesale segment.
(d)	The decrease in the company operated retail site count was primarily driven by the divestitures mandated by FTC orders.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Gross profit decreased $1.5 million (16%) while operating expenses decreased $0.8 million (10%).

These results were impacted by:

Gross profit

•

Our motor fuel gross profit decreased $0.6 million (28%) attributable to a 16% decrease in volume driven by the 2018 divestitures of seven company operated Upper Midwest and two commission agent sites mandated by FTC orders, the conversion of commission sites in our Retail segment to lessee dealer sites in our Wholesale segment and seasonal weather. In addition, we realized a lower margin per gallon at our company operated sites in 2019 as compared to 2018, driven by the movement in crude oil prices throughout the two periods. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•	Our merchandise and services gross profit decreased $0.8 million (14%) as a result of the September 2018 divestitures of seven company operated Upper Midwest sites mandated by FTC orders.
•

Rent and other gross profit decreased $0.1 million primarily as a result of the new lease accounting guidance. Lease payments on our previous sale-leaseback transactions totaling $0.1 million were characterized as principal and interest expense in 2018, whereas such payments were characterized as rent expense in 2019.

Operating expenses

Operating expenses decreased $0.8 million (10%) due primarily to the 2018 divestitures of seven company operated sites in the Upper Midwest and two commission sites mandated by FTC orders as well as the conversion of commission sites in our Retail segment to lessee dealer sites in our Wholesale segment.

Non-GAAP Financial Measures

We use non-GAAP financial measures EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio. EBITDA represents net income available to us before deducting interest expense, income taxes and depreciation, amortization and accretion (which includes certain impairment charges). Adjusted EBITDA represents EBITDA as further adjusted to exclude equity funded expenses related to incentive compensation and the Amended Omnibus Agreement, gains or losses on dispositions and lease terminations, net, certain discrete acquisition related costs, such as legal and other professional fees and separation benefit costs associated with recently acquired companies, and certain other discrete non-cash items arising from purchase accounting. Distributable Cash Flow represents Adjusted EBITDA less cash interest expense, sustaining capital expenditures and current income tax expense. Distribution Coverage Ratio is computed by dividing Distributable Cash Flow by the weighted-average diluted common units and then dividing that result by the distributions paid per limited partner unit.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Three Months Ended March 31,
	2019	2018
Net income (loss) available to limited partners(a)	$79	$(1,985)
Interest expense(a)	7,337	8,052
Income tax expense	149	273
Depreciation, amortization and accretion expense	13,061	15,500
EBITDA(a)	20,626	21,840
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement(b)	202	3,343
Loss (gain) on dispositions and lease terminations, net	59	(230)
Acquisition-related costs(c)	558	1,056
Adjusted EBITDA(a)	21,445	26,009
Cash interest expense(a)	(7,047)	(7,624)
Sustaining capital expenditures(d)	(326)	(790)
Current income tax expense	(815)	(924)
Distributable Cash Flow(a)	$13,257	$16,671
Weighted-average diluted common units	34,456	34,165
Distributions paid per limited partner unit(e)	$0.5250	$0.6275
Distribution Coverage Ratio(a)(f)	0.73x	0.78x

(a)

As further discussed in Note 1 to the financial statements, we adopted ASC 842 effective January 1, 2019, and as a result, our results for the three months ended March 31, 2019 are not directly comparable to the results for the three months ended March 31, 2018. Most significantly, payments on our previous failed sale-leaseback obligations were characterized as principal and interest expense in periods prior to 2019. Starting in 2019, these payments are characterized as rent expense. These payments for the three months ended March 31, 2018 amounted to approximately $1.7 million and $0.1 million for the wholesale and retail segments, respectively. Of the total payments, $1.4 million was classified as interest expense for the three months ended March 31, 2018.

(b)

As approved by the independent conflicts committee of the Board, the Partnership and Circle K mutually agreed to settle certain amounts due under the terms of the Amended Omnibus Agreement in limited partner units of the Partnership.

(c)

Relates to certain discrete acquisition related costs, such as legal and other professional fees, separation benefit costs and certain purchase accounting adjustments associated with recently acquired businesses.

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

(e)

On April 25, 2019, the Board approved a quarterly distribution of $0.5250 per unit attributable to the first quarter of 2019. The distribution is payable on May 13, 2019 to all unitholders of record on May 6, 2019.

(f)

The distribution coverage ratio is computed by dividing Distributable Cash Flow by the weighted-average diluted common units and then dividing that result by the distributions paid per limited partner unit.

The table below shows approximate adjustments to our Net loss available to limited partners, EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage for the three months ended March 31, 2018 as if ASC 842 had been applied since January 1, 2018 (in thousands, except for per unit amounts).

	As Reported	Adjustments	As Adjusted
Net loss available to limited partners	$(1,985)	$(404)	$(2,389)
Interest expense	8,052	(1,403)	6,649
Income tax expense	273	—	273
Depreciation, amortization and accretion expense	15,500	—	15,500
EBITDA	21,840	(1,807)	20,033
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement	3,343	—	3,343
Gain on dispositions and lease terminations, net	(230)	—	(230)
Acquisition-related costs	1,056	—	1,056
Adjusted EBITDA	26,009	(1,807)	24,202
Cash interest expense	(7,624)	1,403	(6,221)
Sustaining capital expenditures	(790)	—	(790)
Current income tax expense	(924)	—	(924)
Distributable Cash Flow	$16,671	$(404)	$16,267
Weighted-average diluted common units	34,165	34,165	34,165
Distributions paid per limited partner unit	$0.6275	$0.6275	$0.6275
Distribution Coverage Ratio	0.78x	-0.02x	0.76x

The following table reconciles our segment Adjusted EBITDA to Consolidated Adjusted EBITDA presented in the table above (in thousands):

	Three Months Ended March 31,
	2019	2018
Adjusted EBITDA - Wholesale segment	$24,288	$26,163
Adjusted EBITDA - Retail segment	608	1,349
Adjusted EBITDA - Total segment	$24,896	$27,512
Reconciling items:
Elimination of intersegment profit in ending inventory balance	254	(98)
General and administrative expenses	(4,418)	(4,720)
Other income, net	86	94
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement	202	3,343
Acquisition-related costs	558	1,056
Net loss attributable to noncontrolling interests	—	2
IDR distributions	(133)	(1,180)
Consolidated Adjusted EBITDA	$21,445	$26,009

Liquidity and Capital Resources

General

We incorporate by reference into this “Liquidity and Capital Resources” section our disclosures made in Part I, Item 1 of this report included in Note 7 of the notes to the financial statements under the caption “New Credit Agreement.”

Liquidity

Our principal liquidity requirements are to finance our operations, fund acquisitions, service our debt and pay distributions to our unitholders and IDR distributions. We expect our ongoing sources of liquidity to include cash generated by our operations and borrowings under the New Credit Agreement and, if available to us on acceptable terms, issuances of equity and debt securities. We regularly evaluate alternate sources of capital, including sale-leaseback financing of real property with third parties, to support our liquidity requirements.

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

We believe that we will have sufficient cash flow from operations, borrowing capacity under the New Credit Agreement and access to capital markets and alternate sources of funding to meet our financial commitments, debt service obligations, contingencies, anticipated capital expenditures and partnership distributions. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional equity and/or debt securities and/or maintain or increase distributions to unitholders. See Note 7 to the financial statements for a discussion of the New Credit Agreement we entered into on April 1, 2019.

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$10,998	$18,140
Net cash used in investing activities	(6,993)	(2,007)
Net cash used in financing activities	(897)	(18,350)

Operating Activities

Net cash provided by operating activities decreased $7.1 million for the three months ended March 31, 2019 compared to the same period in 2018, primarily attributable to settling $3.3 million of omnibus charges in common units in 2018, whereas all omnibus charges were settled in cash in 2019. In addition, wholesale fuel prices increased more significantly throughout the first quarter of 2019 as compared to the first quarter of 2018, driving an increase in receivables during the first quarter of 2019.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as compared to the shorter settlement of receivables for fuel, rent and merchandise.

Investing Activities

We incurred capital expenditures of $7.1 million and $2.1 million for the three months ended March 31, 2019 and 2018, respectively. The increase was largely driven by the rebranding of sites in our Alabama market.

Financing Activities

We paid $18.2 million in distributions and made net borrowings on our credit facility of $18.5 million for the three months ended March 31, 2019. We paid $22.6 million in distributions and made net borrowings on our credit facility of $5.0 million for the three months ended March 31, 2018.

Distributions

Distribution activity for 2019 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2018	February 11, 2019	February 19, 2019	$0.5250	$18,099
March 31, 2019	May 6, 2019	May 13, 2019	$0.5250	$18,099

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

IDRs

We distributed $0.1 million and $1.2 million to Circle K with respect to the IDRs for the three months ended March 31, 2019 and 2018, respectively.

Debt

As of March 31, 2019, our consolidated debt and finance lease obligations consisted of the following (in thousands):

Revolving credit facility	$516,500
Finance lease obligations	24,375
Total debt and finance lease obligations	540,875
Current portion	2,339
Noncurrent portion	538,536
Deferred financing costs, net	1,677
Noncurrent portion, net of deferred financing costs	$536,859

Our borrowings under the revolving credit facility had a weighted-average interest rate of 5.24% as of March 31, 2019 (LIBOR plus an applicable margin, which was 2.75% as of March 31, 2019). Letters of credit outstanding at March 31, 2019 totaled $5.5 million.

See Note 7 to the financial statements for information on the New Credit Agreement we entered into on April 1, 2019. The amount of availability under the New Credit Agreement at May 2, 2019, after taking into consideration debt covenant restrictions, was $20.8 million.

Capital Expenditures

We make investments to expand, upgrade and enhance existing assets. We categorize our capital requirements as either sustaining capital expenditures, growth capital expenditures or acquisition capital expenditures. Sustaining capital expenditures are those capital expenditures required to maintain our long-term operating income or operating capacity. Acquisition and growth capital expenditures are those capital expenditures that we expect will increase our operating income or operating capacity over the long term. We have the ability to fund our capital expenditures by additional borrowings under our New Credit Agreement or, if available to us on acceptable terms, issuing additional equity, debt securities or other options, such as the sale of assets. Our ability to access the capital markets may have an impact on our ability to fund acquisitions. We may not be able to complete any offering of securities or other options on terms acceptable to us, if at all.

The following table summarizes our capital expenditures for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Sustaining capital	$326	$790
Growth	6,752	1,307
Total capital expenditures and acquisitions	$7,078	$2,097

As noted previously, the increase in capital expenditures was largely driven by the rebranding of sites in our Alabama market.

Other Matters Impacting Liquidity and Capital Resources

Concentration of Customers

For the three months ended March 31, 2019, we distributed approximately 8% of our total wholesale distribution volumes to DMS and DMS accounted for approximately 9% of our rental income. For the three months ended March 31, 2019, we distributed 7% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and received 19% of our rental income from Circle K. For more information regarding transactions with DMS and Circle K, see Note 9 of the financial statements.

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

•

New lease accounting guidance adopted January 1, 2019 has resulted in the recharacterization of lease payments under our previous sale-leaseback transactions. Such payments have been characterized as principal and interest expense under lease accounting guidance effective for 2018 and prior but is characterized as rent expense as a component of gross profit under the new lease accounting guidance effective for 2019 and forward. As a result, gross profit particularly from the Wholesale segment, operating income, net income, Adjusted EBITDA and Distributable Cash Flow for periods subsequent to the January 1, 2019 adoption date are not directly comparable to such measures reported for periods prior to the January 1, 2019 adoption date. This change in accounting did not have any impact on the debt covenant calculations under our New Credit Agreement. See Notes 1 and 15 to the financial statements for additional information.

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

New Accounting Policies

See Note 1 of the financial statements, particularly as it relates to the adoption of ASC 842 on our accounting for leases.

Critical Accounting Policies Involving Critical Accounting Estimates

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

Interest Rate Risk

As of March 31, 2019, we had $516.5 million outstanding on our revolving credit facility. Our outstanding borrowings bear interest at LIBOR plus an applicable margin, which was 2.75% at March 31, 2019. Our borrowings had a weighted-average interest rate at March 31, 2019 of 5.24%. A one percentage point change in our average rate would impact annual interest expense by approximately $5.2 million. See Note 7 to the financial statements for a discussion of the New Credit Agreement we entered into on April 1, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this quarterly report included in Note 10 of the consolidated financial statements.

ITEM 1A. RISK FACTORS

There were no material changes in risk factors for the company in the period covered by this report. See the risk factors disclosed in the section entitled “Risk Factors” in our Form 10-K.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1

Credit Agreement, dated as of April 1, 2019, among CrossAmerica Partners LP, as borrower, Lehigh Gas Wholesale Services, Inc., as borrower, certain domestic subsidiaries of CrossAmerica Partners LP and Lehigh Gas Wholesale Services, Inc. from time to time party thereto, as guarantors, the lenders from time to time party thereto, and Citizens Bank, N.A., as administrative agent, swing line lender and L/C issuer, filed as Exhibit 10.1 to the Form 8-K filed with the SEC on April 2, 2019

10.2 *	Amendment to PMPA Franchise Agreement, dated January 1, 2019, by and between Lehigh Gas Wholesale LLC and Lehigh Gas-Ohio, LLC

10.3 *	Amendment to Master Lease Agreement, dated January 1, 2019, by and among LGP Realty Holdings LP, Lehigh Gas Wholesale Services, Inc. and Lehigh Gas-Ohio, LLC

31.1 *	Certification of Principal Executive Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 *	Certification of Principal Financial Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*†	Certification of Principal Executive Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

32.2*†	Certification of Principal Financial Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

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

Date: May 6, 2019