Form 10-Q
period 2019-06-30
CrossAmerica Partners LP
filed 2019-08-06
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 1, 2019, the registrant had outstanding 34,444,356 common units.

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

Applegreen	Applegreen plc or one of its subsidiaries

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Board	Board of Directors of our General Partner

i

BP	BP p.l.c.

DTW	Dealer tank wagon contracts, which are variable cent per gallon priced wholesale motor fuel distribution or supply contracts. DTW also refers to the pricing methodology under such contracts

EBITDA	Earnings before interest, taxes, depreciation, amortization and accretion, a non-GAAP financial measure

EMV	Payment method based upon a technical standard for smart payment cards, also referred to as chip cards

Exchange Act	Securities Exchange Act of 1934, as amended

ExxonMobil	ExxonMobil Corporation

FASB	Financial Accounting Standards Board

Form 10-K	CrossAmerica’s Annual Report on Form 10-K for the year ended December 31, 2018

FTC	U.S. Federal Trade Commission

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

Terms Discounts

Discounts for prompt payment and other rebates and incentives from our suppliers for most of the gallons of motor fuel purchased by us, which are recorded within cost of sales. Prompt payment discounts are based on a percentage of the purchase price of motor fuel.

ii

U.S. GAAP	U.S. Generally Accepted Accounting Principles

UST	Underground storage tanks

Valero	Valero Energy Corporation and, where appropriate in context, one or more of its subsidiaries, or all of them taken as a whole

WTI	West Texas Intermediate crude oil

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,273	$3,191
Accounts receivable, net of allowances of $315 and $607, respectively	20,097	16,160
Accounts receivable from related parties	12,009	9,697
Inventories	12,764	14,083
Assets held for sale	2,264	2,218
Other current assets	4,028	5,513
Total current assets	53,435	50,862
Property and equipment, net	590,882	647,413
Right-of-use assets, net	124,146	—
Intangible assets, net	50,187	59,063
Goodwill	88,764	88,764
Other assets	21,308	20,820
Total assets	$928,722	$866,922

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$2,382	$2,296
Current portion of operating lease obligations	23,551	—
Accounts payable	37,522	32,632
Accounts payable to related parties	31,256	25,045
Accrued expenses and other current liabilities	15,736	17,871
Motor fuel taxes payable	11,141	10,604
Total current liabilities	121,588	88,448
Debt and finance lease obligations, less current portion	527,470	519,276
Operating lease obligations, less current portion	103,295	—
Deferred tax liabilities, net	19,736	19,929
Asset retirement obligations	34,403	32,747
Other long-term liabilities	18,565	95,589
Total liabilities	825,057	755,989

Commitments and contingencies

Equity:
Common units—(34,444,356 and 34,444,113 units issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	103,665	110,933
General Partner’s interest	—	—
Total Partners’ Capital	103,665	110,933
Total liabilities and equity	$928,722	$866,922

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except unit and per unit amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues(a)	$605,528	$673,295	$1,077,314	$1,227,865
Costs of sales	564,158	629,323	998,867	1,143,942
Gross profit	41,370	43,972	78,447	83,923

Income from CST Fuel Supply equity interests	3,734	3,740	7,160	7,545
Operating expenses:
Operating expenses	14,210	15,691	29,563	32,033
General and administrative expenses	4,109	4,810	8,527	9,530
Depreciation, amortization and accretion expense	12,496	21,932	25,557	37,432
Total operating expenses	30,815	42,433	63,647	78,995
Loss on dispositions and lease terminations, net	(369)	(6,847)	(428)	(6,617)
Operating income (loss)	13,920	(1,568)	21,532	5,856
Other income, net	98	89	184	183
Interest expense	(7,236)	(8,157)	(14,573)	(16,209)
Income (loss) before income taxes	6,782	(9,636)	7,143	(10,170)
Income tax expense (benefit)	341	(2,698)	490	(2,425)
Net income (loss)	6,441	(6,938)	6,653	(7,745)
Less: net loss attributable to noncontrolling interests	—	(3)	—	(5)
Net income (loss) attributable to limited partners	6,441	(6,935)	6,653	(7,740)
IDR distributions	(133)	(133)	(266)	(1,313)
Net income (loss) available to limited partners	$6,308	$(7,068)	$6,387	$(9,053)

Basic and diluted income (loss) per limited partner unit	$0.18	$(0.21)	$0.19	$(0.26)

Weighted-average limited partner units:
Basic common units	34,444,180	34,336,386	34,444,147	34,247,232
Diluted common units(b)	34,461,024	34,346,097	34,461,470	34,257,559

Supplemental information:
(a) Includes excise taxes of:	$19,906	$25,450	$40,350	$49,808
(a) Includes revenues from fuel sales to and rental income from related parties of:	88,361	124,550	161,988	228,071
(b) Diluted common units were not used in the calculation of diluted earnings per common unit for the three and six months ended June 30, 2018 because to do so would have been antidilutive.

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$6,653	$(7,745)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion expense	25,557	37,432
Amortization of deferred financing costs	545	921
Amortization of above market leases, net	—	(6)
Provision for losses on doubtful accounts	49	206
Deferred income taxes	1,718	(3,311)
Equity-based employee and director compensation expense	326	173
Amended Omnibus Agreement fees settled in common units	—	3,300
Loss on dispositions and lease terminations, net	428	6,617
Changes in operating assets and liabilities, net of acquisitions	(1,106)	(358)
Net cash provided by operating activities	34,170	37,229

Cash flows from investing activities:
Principal payments received on notes receivable	692	641
Proceeds from sale of assets	902	107
Proceeds from sale of assets to Circle K	2,757	—
Capital expenditures	(10,710)	(6,250)
Cash paid to Circle K in connection with acquisitions	—	(485)
Net cash used in investing activities	(6,359)	(5,987)

Cash flows from financing activities:
Borrowings under the revolving credit facility	46,634	72,895
Repayments on the revolving credit facility	(34,334)	(62,395)
Payments of long-term debt and finance lease obligations	(1,124)	(1,040)
Payments of sale leaseback obligations	—	(489)
Payment of deferred financing costs	(3,441)	(887)
Distributions paid on distribution equivalent rights	(31)	(16)
Distributions paid to holders of the IDRs	(266)	(1,313)
Distributions paid to noncontrolling interests	—	(18)
Distributions paid on common units	(36,167)	(39,401)
Net cash used in financing activities	(28,729)	(32,664)
Net decrease in cash and cash equivalents	(918)	(1,422)
Cash and cash equivalents at beginning of period	3,191	3,897
Cash and cash equivalents at end of period	$2,273	$2,475

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

(Unaudited)

	Limited Partners’ Interest		General	Incentive
	Common Unitholders		Partner’s Interest	Distribution Rights	Noncontrolling Interest	Equity
	Units	Dollars	Dollars	Dollars	Dollars	Dollars
Balance at December 31, 2018	34,444,113	$110,933	$—	$—	$—	$110,933
Transition adjustment upon adoption of ASC 842, net of tax	—	28,896	—	—	—	28,896
Net income and comprehensive income	—	79	—	133	—	212
Distributions paid	—	(18,099)	—	(133)	—	(18,232)
Balance at March 31, 2019	34,444,113	$121,809	$—	$—	$—	$121,809
Vesting of incentive and director awards, net of units withheld for tax	243	4	—	—	—	4
Asset exchange with Circle K, net of tax	—	(6,357)	—	—	—	(6,357)
Net income and comprehensive income	—	6,308	—	133	—	6,441
Distributions paid	—	(18,099)	—	(133)	—	(18,232)
Balance at June 30, 2019	34,444,356	$103,665	$—	$—	$—	$103,665

Balance at December 31, 2017	34,111,461	$171,337	$—	$—	$(318)	$171,019
Issuance of units to Circle K for the payment of fees under the Amended Omnibus Agreement	136,882	3,218	—	—	—	3,218
Net (loss) income and comprehensive (loss) income	—	(1,985)	—	1,180	(2)	(807)
Distributions paid	—	(21,415)	—	(1,180)	(18)	(22,613)
Balance at March 31, 2018	34,248,343	$151,155	$—	$—	$(338)	$150,817
Issuance of units to Circle K for the payment of fees under the Amended Omnibus Agreement	155,236	3,300	—	—	—	3,300
Vesting of incentive and director awards, net of units withheld for tax	29,995	642	—	—	—	642
Acquisition of leasehold interest in three sites from Circle K	—	(56)	—	—	—	(56)
Net (loss) income and comprehensive (loss) income	—	(7,068)	—	133	(3)	(6,938)
Distributions paid	—	(18,002)	—	(133)	—	(18,135)
Balance at June 30, 2018	34,433,574	$129,971	$—	$—	$(341)	$129,630

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

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2018 has been derived from our audited financial statements and notes thereto as of that date.

Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since we are not restating prior periods as part of adopting this guidance, our results for the three and six months ended June 30, 2019 are not directly comparable to our results for periods before January 1, 2019. Specifically, payments on our failed sale-leaseback obligations were characterized as principal and interest expense in periods prior to January 1, 2019. Beginning on January 1, 2019, these payments are characterized as rent expense and thus reduce gross profit and operating income (primarily from the Wholesale segment), income before income taxes and net income relative to the results reported for periods prior to January 1, 2019.

See Notes 7, 8 and 15 for additional information.

Concentration Risk

For the six months ended June 30, 2019, we distributed 8% of our total wholesale distribution volumes to DMS and DMS accounted for 8% of our rental income. For the six months ended June 30, 2018, we distributed 12% of our total wholesale distribution volumes to DMS and DMS accounted for 18% of our rental income. See Note 9 for information on an amendment to the master lease and master fuel supply agreements with DMS.

In June 2018, we executed master fuel supply and master lease agreements with a third party multi-site operator of retail motor fuel stations, to which we transitioned 43 sites in Florida from DMS in the third quarter of 2018. The master fuel supply and master lease agreements have an initial 10-year term with four 5-year renewal options. See Note 9 for information relating to our recapture of these sites from the master lease agreement with DMS.

For the six months ended June 30, 2019, we distributed 7% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and received 19% of our rental income from Circle K. For the six months ended June 30, 2018, we distributed 6% of our total wholesale distribution volume to CST retail sites that are not supplied by CST Fuel Supply and received 19% of our rental income from Circle K.

For more information regarding transactions with DMS and Circle K, see Note 9.

For the six months ended June 30, 2019, our wholesale business purchased approximately 26%, 23%, 12% and 13% of its motor fuel from ExxonMobil, BP, Motiva and Circle K, respectively. For the six months ended June 30, 2018, our wholesale business purchased approximately 26%, 26%, 12% and 10% of its motor fuel from ExxonMobil, BP, Motiva and Circle K, respectively. No other fuel suppliers accounted for 10% or more of our motor fuel purchases during the six months ended June 30, 2019 and 2018.

Valero supplied substantially all of the motor fuel purchased by CST Fuel Supply during all periods presented.

Note 2. ASSET EXCHANGE TRANSACTION WITH CIRCLE K

On December 17, 2018, as approved by the independent conflicts committee of the Board, we entered into an Asset Exchange Agreement (the “Asset Exchange Agreement”) with Circle K. Pursuant to the Asset Exchange Agreement, the parties have agreed to exchange (i) certain assets of CrossAmerica related to 56 convenience and fuel retail stores currently leased and operated by Circle K pursuant to a master lease that CrossAmerica previously purchased jointly with or from CST (the “master lease properties”), and 17 convenience and fuel retail stores currently owned and operated by CrossAmerica located in the U.S. Upper Midwest (collectively, including the master lease properties, the “CAPL Properties”), having an aggregate fair value of approximately $184.5 million, for (ii) certain assets of Circle K related to 192 (162 fee and 30 leased) company-operated convenience and fuel retail stores (the “CK Properties”), having an aggregate fair value of approximately $184.5 million. The existing fuel supply arrangements for the 56 master lease properties will remain unchanged.

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

The CK Properties will be assigned to CrossAmerica in multiple tranches after Circle K has executed a dealer agreement or agent agreement, as applicable, with respect to each CK Property to be included in a tranche and the applicable dealer or agent has assumed possession and operating control of such property. As a result, it is expected that the exchange of assets pursuant to the Asset Exchange Agreement will occur in a series of separate tranche closings over a period of up to 24 months as Circle K enters into such dealer agreements or agent agreements. At each separate closing, CK Properties and related CK Assets will be exchanged for CAPL Properties and related CAPL Assets of approximately equivalent value. After the final tranche closing, any net valuation difference will be paid by the party owing such amount to the other.

Each separate closing is subject to the satisfaction or waiver of customary closing conditions. The Asset Exchange Agreement contains customary representations, warranties, agreements and obligations of the parties, including covenants regarding the conduct by CrossAmerica and Circle K with respect to the CAPL Properties and the CK Properties, respectively, prior to closing. CrossAmerica and Circle K have generally agreed to indemnify each other for breaches of the representations, warranties and covenants contained in the Asset Exchange Agreement for a period of 18 months after the date of the final closing (or for certain specified losses, until the expiration of the applicable statute of limitations). Except for such specified losses, the respective indemnification obligations of each of CrossAmerica and Circle K to the other will not apply to the first $1.845 million of losses and the aggregate indemnification obligations will not exceed $39.9 million. The Asset Exchange Agreement may be terminated by mutual written consent of CrossAmerica and Circle K.

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

First Asset Exchange

On May 21, 2019, the closing of the first separate tranche of asset exchanges under the Asset Exchange Agreement occurred (the “First Asset Exchange”). In this First Asset Exchange, Circle K transferred to the Partnership 60 (52 fee and 8 leased) U.S. company-operated convenience and fuel retail stores having an aggregate fair value of approximately $58.1 million, and the Partnership transferred to Circle K all 17 of the Upper Midwest properties and the real property for eight of the master lease properties having an aggregate fair value of approximately $58.3 million.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the closing of the First Asset Exchange, the stores transferred by Circle K were dealerized as contemplated by the Asset Exchange Agreement and Circle K’s rights under the dealer agreements and agent agreements that were entered into in connection therewith were assigned to the Partnership. Additionally, at the closing of the First Asset Exchange, LGW and Circle K entered into a Sub-Jobber Agreement, dated as of May 21, 2019 (the “Sub-Jobber Agreement”), pursuant to which Circle K will supply fuel to LGW for resale to the dealers at the 60 stores that Circle K transferred to the Partnership in the First Asset Exchange. While there is no minimum or maximum quantity of products that LGW is required to purchase from Circle K, for each store location covered by the Sub-Jobber Agreement, LGW must purchase from Circle K all of the requirements for motor fuel at the stores covered by the Sub-Jobber Agreement, except in certain limited circumstances described in the Sub-Jobber Agreement. The term of the Sub-Jobber Agreement will expire on May 21, 2024, unless earlier terminated by either party in accordance with the terms of the Sub-Jobber Agreement. Circle K also has the right to grant temporary extensions of the Sub-Jobber Agreement of up to 180 days per extension.

After each subsequent separate “tranche” closing under the Asset Exchange Agreement, the Sub-Jobber Agreement will be amended by agreement of LGW and Circle K to add the store locations acquired by the Partnership at such closing to the Sub-Jobber Agreement.

The purchase and sale were accounted for as transactions between entities under common control. As such, the sites divested were recorded as a charge against equity. The sites acquired were recorded at carryover book basis from Circle K’s balance sheet as a contribution to equity.

We recorded the following to reflect the divestiture of the 25 CAPL Properties in the First Asset Exchange with the net assets divested recorded through equity (in thousands).

Property and equipment, net	$40,686
Right-of-use assets, net	3,077
Intangible assets, net	2,135
Total assets	$45,898

Current portion of operating lease obligations	$448
Operating lease obligations, less current portion	2,629
Deferred income taxes	4,804
Asset retirement obligations	821
Total liabilities	$8,702
Net assets divested	$37,196

We recorded the following to reflect the acquisition of the 60 CK Properties in the First Asset Exchange with the net assets acquired recorded through equity (in thousands).

Property and equipment, net	$35,345
Right-of-use assets, net	1,956
Total assets	$37,301

Current portion of operating lease obligations	$563
Operating lease obligations, less current portion	1,393
Deferred income taxes	(2,282)
Asset retirement obligations	1,887
Total liabilities	$1,561
Net assets acquired	$35,740

Net decrease in net assets	$(1,456)
Note receivable from Circle K(a)	234
Income tax liability incurred on sale	(5,135)
Net charge to equity	$(6,357)
(a)

Because the fair value of the properties divested to Circle K was $0.2 million greater than the fair value of the properties acquired from Circle K in the First Asset Exchange, we recognized a receivable for $0.2 million.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We received $2.8 million in cash from Circle K during the second quarter of 2019 as consideration primarily for 1) inventory transferred by us to Circle K at the 17 company operated sites; and 2) security deposits from dealers assigned by Circle K to us.

The second tranche is anticipated to close in the third quarter of 2019, subject to approval by the independent conflicts committee of the Board. All sites are anticipated to be exchanged by the end of the first quarter of 2020.

Note 3. ASSETS HELD FOR SALE

We have classified two sites as held for sale at June 30, 2019 and December 31, 2018, respectively, which are expected to be sold during 2019. Assets held for sale were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Land	$2,029	$2,029
Buildings and site improvements	427	417
Equipment	308	238
Total	2,764	2,684
Less accumulated depreciation	(500)	(466)
Assets held for sale	$2,264	$2,218

Note 4. INVENTORIES

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Retail site merchandise	$5,170	$7,085
Motor fuel	7,594	6,998
Inventories	$12,764	$14,083

See Note 2 for additional information related to the May 2019 closing of the first tranche of the asset exchange with Circle K.

Note 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Land	$259,537	$283,137
Buildings and site improvements	320,122	361,579
Leasehold improvements	8,328	7,936
Equipment	185,283	184,653
Construction in progress	8,650	3,841
Property and equipment, at cost	781,920	841,146
Accumulated depreciation and amortization	(191,038)	(193,733)
Property and equipment, net	$590,882	$647,413

As a result of the adoption of ASC 842, on January 1, 2019, we recorded a transition adjustment removing the $42.0 million of property and equipment, net, recorded on the December 31, 2018 balance sheet related to leases previously accounted for as failed sale-leaseback transactions. See Note 1 for additional information.

As discussed in Note 7, we lease sites under our Getty Lease, for which the building and equipment components are classified as a finance lease. The right-of-use asset associated with this finance lease is included in the table above and totaled $15.1 million at June 30, 2019, net of accumulated amortization. Amortization of this right-of-use asset is included in depreciation, amortization and accretion expense on the statement of operations and amounted to $0.5 million and $1.2 million for the three and six months ended June 30, 2019.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded impairment charges totaling $7.6 million and $8.9 million during the three and six months ended June 30, 2018 related to the FTC-required divestitures, included within depreciation, amortization and accretion expense on the statement of operations. The impairment charges for the three and six months ended June 30, 2018 include $1.2 million of wholesale fuel distribution rights and $0.3 million of goodwill, most of which related to the Retail segment.

See Note 2 for additional information related to the May 2019 closing of the first tranche of the asset exchange with Circle K.

Note 6. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$124,479	$(74,694)	$49,785	$126,734	$(69,265)	$57,469
Trademarks	1,078	(1,038)	40	1,095	(1,006)	89
Covenant not to compete	4,552	(4,190)	362	4,581	(4,077)	504
Below market leases	—	—	—	11,177	(10,176)	1,001
Total intangible assets	$130,109	$(79,922)	$50,187	$143,587	$(84,524)	$59,063

As a result of the adoption of ASC 842, on January 1, 2019, we recorded a transition adjustment reclassifying below market lease intangible assets (and above market lease liabilities) to the right-of-use asset. See Note 1 for additional information.

See Note 2 for additional information on the May 2019 closing of the first tranche of the asset exchange with Circle K.

Note 7. DEBT

Our balances for long-term debt and finance lease obligations are as follows (in thousands):

	June 30,	December 31,
	2019	2018
Revolving credit facility	$510,300	$498,000
Finance lease obligations	23,803	24,927
Total debt and finance lease obligations	534,103	522,927
Current portion	2,382	2,296
Noncurrent portion	531,721	520,631
Deferred financing costs, net	4,251	1,355
Noncurrent portion, net of deferred financing costs	$527,470	$519,276

As of June 30, 2019, future principal payments on debt and future minimum rental payments on finance lease obligations were as follows (in thousands):

	Debt	Finance Lease Obligations	Total
2019	$—	$1,550	$1,550
2020	—	3,166	3,166
2021	—	3,266	3,266
2022	—	3,367	3,367
2023	—	3,761	3,761
Thereafter	510,300	12,014	522,314
Total future payments	510,300	27,124	537,424
Less interest component	—	3,321	3,321
	510,300	23,803	534,103
Current portion	—	2,382	2,382
Long-term portion	$510,300	$21,421	$531,721

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our borrowings under the revolving credit facility had a weighted-average interest rate of 4.66% as of June 30, 2019 (LIBOR plus an applicable margin, which was 2.25% as of June 30, 2019). Letters of credit outstanding at June 30, 2019 and December 31, 2018 totaled $5.4 million and $5.2 million, respectively. The amount of availability under the credit facility at June 30, 2019, after taking into consideration debt covenant restrictions, was $93.2 million.

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

The New Credit Agreement also contains certain financial covenants. We are required to maintain a consolidated leverage ratio for the most recently completed four fiscal quarters of (i) for each quarter ending on or before June 30, 2019, not greater than 5.00 to 1.00 and (ii) for each four quarter period thereafter, 4.75 to 1.00. Such threshold is increased to 5.50 to 1.00 for the quarter during a specified acquisition period (as defined in the New Credit Agreement). Upon the occurrence of a qualified note offering (as defined in the New Credit Agreement), the consolidated leverage ratio when not in a specified acquisition period is increased to 5.25 to 1.00, while the specified acquisition period threshold remains 5.50 to 1.00. Upon the occurrence of a qualified note offering, we are also required to maintain a consolidated senior secured leverage ratio (as defined in the New Credit Agreement) for the most recently completed four fiscal quarter period of not greater than 3.75 to 1.00. Such threshold is increased to 4.00 to 1.00 for the quarter during a specified acquisition period. We are also required to maintain a consolidated interest coverage ratio (as defined in the New Credit Agreement) of at least 2.50 to 1.00. As of June 30, 2019, we were in compliance with these financial covenants.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to rolling the $516.5 million of borrowings under the Existing Credit Agreement into the New Credit Agreement, we also initially drew $4.8 million and used $0.3 million of cash to pay $2.0 million of accrued interest under the Existing Credit Agreement and to pay $3.1 million of fees and expenses in connection with entering into the New Credit Agreement. Future borrowings will be used to provide ongoing working capital.

The New Credit Agreement prohibits us from making cash distributions to our unitholders if any event of default occurs or would result from the distribution.

Finance Lease Obligations

In May 2012, the Predecessor Entity entered into a 15-year master lease agreement with renewal options of up to an additional 20 years with Getty Realty Corporation. Since then, the agreement has been amended from time to time to add or remove retail sites. As of June 30, 2019, we lease 114 sites under this lease with a weighted-average remaining lease term of 7.8 years. We pay fixed rent, which increases 1.5% per year. In addition, the lease requires variable lease payments based on gallons of motor fuel sold.

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

The weighted-average discount rate for this finance lease obligation at June 30, 2019 was 3.5%. Interest on this finance lease obligation amounted to $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively.

Note 8. OPERATING LEASES

Operating Leases of Retail Sites as Lessee

We lease approximately 400 retail sites from third parties under certain non-cancelable operating leases that expire from time to time through 2033. The weighted-average remaining lease term was 5.9 years as of June 30, 2019.

Lease expense for the three and six months ended June 30, 2019 was classified in the statement of operations as follows (in thousands):

	Three Months	Six Months
Cost of sales	$6,813	$13,472
Operating expenses	145	350
General and administrative expenses	176	342
Total	$7,134	$14,164

Variable lease payments included in the above table are based on future inflation, revenues or volumes and totaled $0.5 million and $0.9 million for the three and six months ended June 30, 2019, respectively. Short-term lease payments included in the table above that are excluded from the lease liability totaled $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities under operating leases totaled $6.4 million and $12.8 million for the three and six months ended June 30, 2019, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019, future minimum rental payments under operating leases, excluding variable lease payments or short-term lease payments, were as follows (in thousands). The weighted-average discount rate as of June 30, 2019 was 6.9%.

2019	$12,584
2020	23,138
2021	20,482
2022	18,907
2023	16,835
Thereafter	80,496
Total future minimum rental payments	172,442
Less impact of discounting	45,596
126,846
Current portion	23,551
Long-term portion	$103,295

Most lease agreements include provisions for renewals. We generally do not include renewal options in our lease term for purposes of measuring our lease liabilities and right-of-use assets unless the sublease to our customer extends beyond the term of the head lease.

Substantially all of these retail sites are then subleased to lessee dealers (including DMS) or commission agents under leases with terms generally ranging from one to ten years and which may include renewal options. Sublease rental income amounted to $9.2 million and $18.7 million for the three and six months ended June 30, 2019, respectively.

Operating Leases of Retail Sites as Lessor

Motor fuel stations are leased to tenants under operating leases with various expiration dates ranging through 2033. Most lease agreements include provisions for renewals. We generally do not include renewal options in our lease term. Future minimum rental payments under non-cancelable operating leases with third parties, Circle K and DMS as of June 30, 2019 were as follows (in thousands):

	Third Party	Circle K	DMS	Total
2019	$23,438	$6,440	$2,392	$32,270
2020	41,454	12,880	4,885	59,219
2021	34,517	12,880	4,946	52,343
2022	26,016	12,880	5,018	43,914
2023	21,946	12,880	5,091	39,917
Thereafter	69,460	26,273	23,522	119,255
Total future minimum rental payments	$216,831	$84,233	$45,854	$346,918

The future minimum rental payments presented above do not include contingent rent based on future inflation, future revenues or volumes of the lessee or non-lease components for amounts that may be received as tenant reimbursements for certain operating costs.

Deferred rent income from straight-line rent relates to the cumulative amount by which straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement and totaled $6.9 million and $6.3 million at June 30, 2019 and December 31, 2018, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. RELATED-PARTY TRANSACTIONS

Transactions with Circle K

Fuel Sales and Rental Income

We sell wholesale motor fuel under a master fuel distribution agreement to 47 Circle K retail sites and lease real property on 65 retail sites to Circle K under a master lease agreement, each having initial 10-year terms. The master fuel distribution agreement provides us with a fixed wholesale mark-up per gallon. The master lease agreement is a triple net lease.

Revenues from wholesale fuel sales and real property rental income from Circle K were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues from motor fuel sales to Circle K	$42,307	$43,508	$75,622	$79,568
Rental income from Circle K	3,975	4,198	8,172	8,395

Accounts receivable from Circle K for fuel amounted to $4.7 million and $2.6 million at June 30, 2019 and December 31, 2018, respectively.

CST Fuel Supply Equity Interests

CST Fuel Supply provides wholesale motor fuel distribution to the majority of CST’s legacy U.S. retail sites at cost plus a fixed markup per gallon. Since July 1, 2015, we have owned a 17.5% total interest in CST Fuel Supply. We account for the income derived from our equity interest of CST Fuel Supply as “Income from CST Fuel Supply equity interests” on our statement of operations, which amounted to $3.7 million for the three months ended June 30, 2019 and 2018, respectively and $7.2 million and $7.5 million for the six months ended June 30, 2019 and 2018, respectively.

Purchase of Fuel from Circle K

During the six months ended June 30, 2019, we purchased the fuel supplied to the following sets of sites from Circle K:

•	retail sites acquired in the Jet-Pep Assets acquisition;
•

Franchised Holiday Stores in the Upper Midwest; we also pay a franchise fee to Circle K, which amounted to $0.2 million and $0.4 million for the three months ended June 30, 2019 and 2018 and $0.4 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively;

•	retail sites in which we have a leasehold interest that we acquired from Circle K in March and May of 2018 for $0.5 million;
•	retail sites acquired from CST in February 2015;
•	retail sites acquired from Circle K in the First Asset Exchange; and
•	certain other retail sites at which we are evaluating our fuel supply options.

In total, we purchased $74.0 million and $54.4 million of motor fuel from Circle K for the three months ended June 30, 2019 and 2018, and $111.4 million and $101.3 million for the six months ended June 30, 2019 and 2018, respectively.

Effective February 1, 2018, Couche-Tard began renegotiating fuel carrier agreements, including our wholesale transportation agreements, with third party carriers. The independent conflicts committee of our Board approved an amendment to the Amended Omnibus Agreement effective February 1, 2018 providing for the payment by us to an affiliate of Couche-Tard of a commission based on the payments made by us on the renegotiated wholesale transportation contracts. This commission is to compensate such affiliate of Couche-Tard for its services in connection with the renegotiations of our fuel carrier agreements with third party carriers, which resulted in overall reductions in transportation costs to us. This commission amounted to $0.2 million and $0.1 million for the three months ended June 30, 2019 and 2018 and $0.4 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively.

Amounts payable to Circle K related to these fuel purchases and freight commissions totaled $9.0 million and $4.3 million at June 30, 2019 and December 31, 2018, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amended Omnibus Agreement and Management Fees

We incurred expenses under the Amended Omnibus Agreement, including incentive compensation costs and non-cash stock-based compensation expense, totaling $2.7 million and $2.9 million for the three months ended June 30, 2019 and 2018, and $5.6 million and $6.0 million for the six months ended June 30, 2019 and 2018, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statement of operations. Amounts payable related to Circle K related to expenses incurred by Circle K in accordance with the Amended Omnibus Agreement totaled $21.6 million and $20.2 million at June 30, 2019 and December 31, 2018, respectively.

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

IDR and Common Unit Distributions

We distributed $0.1 million and $0.1 million to Circle K related to its ownership of our IDRs and $3.9 million and $3.8 million related to its ownership of our common units during the three months ended June 30, 2019 and 2018, respectively. We distributed $0.3 million and $1.3 million to Circle K related to its ownership of our IDRs and $7.9 million and $8.4 million related to its ownership of our common units during the six months ended June 30, 2019 and 2018, respectively.

Transactions with Affiliates of Members of the Board

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from motor fuel sales and rental income from DMS were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues from motor fuel sales to DMS	$40,579	$73,375	$74,699	$132,296
Rental income from DMS	1,439	3,405	3,385	7,690

Accounts receivable from DMS totaled $5.1 million and $5.6 million at June 30, 2019 and December 31, 2018, respectively.

In March 2019, we entered into an amendment of the master lease and master fuel supply agreements with DMS. These amendments resulted in the following:

•	DMS severed 17 sites from the master lease. Since April 1, 2019, DMS has not been charged rent on these sites. We transitioned substantially all of these sites to other dealers by June 30, 2019.
•

Rental income from DMS for the remainder of the lease term was reduced effective April 1, 2019 by $0.5 million annually. We will make a total of $1.25 million in capital expenditures at certain DMS sites by December 31, 2019. Of the remaining 70 sites covered by the master lease agreement, DMS may sever up to 20 sites and we may sever up to eight sites. No severs may be made in 2019 beyond the 17 sites noted above, and the required notification period for severs was extended from 30 days to 180 days.

•

The markup charged on fuel deliveries to the remaining 85 DMS sites covered by the master fuel supply agreement was reduced effective April 1, 2019 by $0.01 per gallon and by an additional $0.005 per gallon effective January 1, 2020.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of 2018, in connection with the transition of 43 sites in Florida from DMS to a third party multi-site operator of retail motor fuel stations, we accrued a $3.8 million contract termination payment paid in cash to DMS during the third quarter of 2018. This payment was approved by the independent conflicts committee of our Board. Additionally, we recorded a $2.2 million charge to write off deferred rent income related to our recapture of these sites from the master lease agreement with DMS. These charges are included in loss on dispositions and lease terminations, net in the statement of operations. See Note 1 for additional information on the agreements entered into with the third party multi-site operator.

Revenues from rental income from Topstar, an entity affiliated with a member of the Board, were $0.1 million for the three and six months ended June 30, 2019 and 2018.

CrossAmerica leases real estate from certain entities affiliated with Joseph V. Topper, Jr., a member of the Board. Rent expense paid to these entities was $0.3 million and $0.2 million for the three months ended June 30, 2019 and 2018 and $0.5 million for the six months ended June 30, 2019 and 2018, respectively.

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are performed by an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.2 million for the three months ended June 30, 2019 and 2018 and $0.7 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively. Accounts payable to this related party amounted to $0.1 million and $0.4 million at June 30, 2019 and December 31, 2018, respectively.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We sublease office space from Circle K that Circle K leases from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board. Rent expense amounted to $0.2 million and $0.4 million for the three and six months ended June 30, 2019 and 2018, respectively.

Public Relations and Website Consulting Services

We have engaged a company affiliated with a member of the Board for public relations and website consulting services. The cost of these services was insignificant for the three and six months ended June 30, 2019 and 2018.

Note 10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. In the event we fail to purchase the required minimum volume for a given contract year, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. We did not incur any significant penalties during the six months ended June 30, 2019 or 2018.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We maintain insurance of various types with varying levels of coverage that is considered adequate under the circumstances to cover operations and properties. The insurance policies are subject to deductibles that are considered reasonable and not excessive. In addition, we have entered into indemnification and escrow agreements with various sellers in conjunction with several of their respective acquisitions, as further described below. Financial responsibility for environmental remediation is negotiated in connection with each acquisition transaction. In each case, an assessment is made of potential environmental liability exposure based on available information. Based on that assessment and relevant economic and risk factors, a determination is made whether to, and the extent to which we will, assume liability for existing environmental conditions.

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $3.5 million and $3.6 million at June 30, 2019 and December 31, 2018, respectively. Indemnification assets related to third-party escrow funds, state funds or insurance recorded on the balance sheet within other current assets and other noncurrent assets totaled $3.0 million and $3.2 million at June 30, 2019 and December 31, 2018, respectively. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

Environmental liabilities related to the sites contributed to the Partnership in connection with our IPO have not been assigned to us and are still the responsibility of the Predecessor Entity. Under the Amended Omnibus Agreement, the Predecessor Entity must indemnify us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO for contributed sites. As such, these environmental liabilities and indemnification assets are not recorded on the balance sheet of the Partnership.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the six months ended June 30, 2019 or the year ended December 31, 2018.

As further discussed in Note 12, we have accrued for unvested phantom units and phantom performance units as a liability and adjust that liability on a recurring basis based on the market price of our common units each balance sheet date. Such fair value measurements are deemed Level 1 measurements.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of June 30, 2019 and December 31, 2018 due to the short-term maturity of these instruments. The fair value of the revolving credit facility approximated its carrying values of $510.3 million at June 30, 2019 and $498.0 million at December 31, 2018, due to the frequency with which interest rates are reset and the consistency of the market spread. See Note 7 for a discussion of the New Credit Agreement we entered into on April 1, 2019.

Note 12. EQUITY-BASED COMPENSATION

Partnership Equity-Based Awards

CrossAmerica equity-based award activity was as follows:

	Employees of Circle K		Directors
	Phantom Units	Phantom Performance Units	Phantom Units	Total
Nonvested at December 31, 2018	827	13,607	15,580	30,014
Forfeited	—	(717)	—	(717)
Nonvested at March 31, 2019	827	12,890	15,580	29,297
Vested	(407)	—	—	(407)
Nonvested at June 30, 2019	420	12,890	15,580	28,890

Equity-based compensation expense related to these awards was insignificant for the three months ended June 30, 2019 and 2018 and $0.2 million and insignificant for the six months ended June 30, 2019 and 2018, respectively. The liability related to these awards totaled $0.3 million and $0.1 million at June 30, 2019 and December 31, 2018, respectively.

In July 2019, the Partnership granted 14,712 phantom performance unit awards to employees of Circle K who provide services to us under the Amended Omnibus Agreement, for which 35% vest upon the third anniversary of the grant date of such awards. The remaining 65% are subject to performance conditions relating to fuel volume, Adjusted EBITDA and employee engagement. These awards were accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of our common units. These awards may be settled in common units or cash at the discretion of the Board.

In July 2019, the Partnership granted 16,440 phantom units to non-employee directors of the Board as a portion of director compensation. Such awards vest in one year and were accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of our common units.

CST Equity-Based Awards

Equity-based compensation expense for CST equity-based awards charged to us under the Amended Omnibus Agreement amounted to $0.1 million and $0.2 million for the three and six months ended June 30, 2019 and 2018, respectively. Unrecognized compensation expense associated with CST equity-based awards amounted to $0.2 million at June 30, 2019 and $0.3 million as of December 31, 2018, which will be recognized over the vesting term through January 2020.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 2, we removed $4.8 million of net deferred tax liabilities and recorded income taxes payable of $5.1 million with respect to the divested sites in connection with the closing of the First Asset Exchange. We also recorded $2.3 million of net deferred tax assets with respect to the acquired sites in connection with the closing of the First Asset Exchange. Each of these adjustments was recorded through equity based on accounting guidance for transactions between entities under common control.

We recorded income tax expense (benefit) of $0.3 million and $(2.7) million for the three months ended June 30, 2019 and 2018 and $0.5 million and $(2.4) million for the six months ended June 30, 2019 and 2018, respectively, as a result of the income generated by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only LGWS is subject to income tax.

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

The following tables provide a reconciliation of net income (loss) and weighted-average units used in computing basic and diluted net income (loss) per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Distributions paid	$18,099	$18,002	$36,198	$39,417
Allocation of distributions in excess of net income (loss)	(11,791)	(25,070)	(29,811)	(48,470)
Limited partners’ interest in net income (loss) - basic and diluted	$6,308	$(7,068)	$6,387	$(9,053)
Denominator:
Weighted-average limited partnership units outstanding - basic	34,444,180	34,336,386	34,444,147	34,247,232
Adjustment for phantom and phantom performance units(a)	16,844	—	17,323	—
Weighted-average limited partnership units outstanding - diluted	34,461,024	34,336,386	34,461,470	34,247,232
Net income (loss) per limited partnership unit - basic and diluted	$0.18	$(0.21)	$0.19	$(0.26)

Distributions paid per common unit	$0.5250	$0.5250	$1.0500	$1.1525
Distributions declared (with respect to each respective period) per common unit	$0.5250	$0.5250	$1.0500	$1.0500

(a)

Excludes 9,711 and 10,327  potentially dilutive securities from the calculation of diluted earnings per common unit because to do so would be antidilutive for the three and six months ended June 30, 2018.

Distributions

Distribution activity for 2019 is as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2018	February 11, 2019	February 19, 2019	$0.5250	$18,099
March 31, 2019	May 6, 2019	May 13, 2019	0.5250	18,099
June 30, 2019	July 30, 2019	August 6, 2019	0.5250	18,115

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended June 30, 2019
Revenues from fuel sales to external customers	$442,411	$120,810	$—	$563,221
Intersegment revenues from fuel sales	95,009	—	(95,009)	—
Revenues from food and merchandise sales	—	19,637	—	19,637
Rent income	19,818	2,142	—	21,960
Other revenue	710	—	—	710
Total revenues	$557,948	$142,589	$(95,009)	$605,528

Income from CST Fuel Supply equity interests	$3,734	$—	$—	$3,734
Operating income (loss)(a)	$29,679	$1,299	$(17,058)	$13,920

Three Months Ended June 30, 2018
Revenues from fuel sales to external customers	$477,562	$147,494	$—	$625,056
Intersegment revenues from fuel sales	117,117	—	(117,117)	—
Revenues from food and merchandise sales	—	26,134	—	26,134
Rent income	19,394	2,067	—	21,461
Other revenue	644	—	—	644
Total revenues	$614,717	$175,695	$(117,117)	$673,295

Income from CST Fuel Supply equity interests	$3,740	$—	$—	$3,740
Operating income (loss)(a)	$30,189	$1,898	$(33,655)	$(1,568)

Six Months Ended June 30, 2019
Revenues from fuel sales to external customers	$772,324	$220,410	$—	$992,734
Intersegment revenues from fuel sales	170,890	—	(170,890)	—
Revenues from food and merchandise sales	—	39,653	—	39,653
Rent income	39,454	4,144	—	43,598
Other revenue	1,329	—	—	1,329
Total revenues	$983,997	$264,207	$(170,890)	$1,077,314

Income from CST Fuel Supply equity interests	$7,160	$-	$-	$7,160
Operating income (loss)(a)	$53,967	$1,907	$(34,342)	$21,532

Six Months Ended June 30, 2018
Revenues from fuel sales to external customers	$859,562	$274,811	$—	$1,134,373
Intersegment revenues from fuel sales	215,510	—	(215,510)	—
Revenues from food and merchandise sales	—	48,720	—	48,720
Rent income	39,149	4,033	—	43,182
Other revenue	1,590	—	—	1,590
Total revenues	$1,115,811	$327,564	$(215,510)	$1,227,865

Income from CST Fuel Supply equity interests	$7,545	$—	$—	$7,545
Operating income (loss)(a)	$56,353	$3,247	$(53,744)	$5,856

(a)

As discussed in Note 1, as a result of the adoption of ASC 842, operating income for the three and six months ended June 30, 2019 is not comparable to operating income for the three and six months ended June 30, 2018. Most significantly, payments on our previous failed sale-leaseback obligations were characterized as principal and interest expense in periods prior to 2019. Starting in 2019, these payments are characterized as rent expense and thus reduce operating income. These payments for the Wholesale and Retail segments amounted to approximately $1.7 million and $0.1 million for the three months ended June 30, 2018 and $3.3 million and $0.3 million for the six months ended June 30, 2018, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Receivables relating to the revenue streams above are as follows (in thousands):

	June 30,	December 31,
	2019	2018
Receivables from fuel and merchandise sales	$26,118	$19,247
Receivables for rent and other lease-related charges	5,988	6,610
Total accounts receivable	$32,106	$25,857

Performance obligations are satisfied as fuel is delivered to the customer. Many of our contracts with our customers include minimum purchase volumes measured on a monthly basis, although such revenue is not material. Receivables from fuel are recognized on a per-gallon rate and are generally collected within 10 days of delivery.

The balance of unamortized costs incurred to obtain certain contracts with customers was $6.2 million and $5.7 million at June 30, 2019 and December 31, 2018, respectively. Amortization of such costs is recorded against operating revenues and amounted to $0.2 million and $0.4 million for the three and six months ended June 30, 2019 and 2018, respectively.

Receivables from rent and other lease-related charges are generally collected at the beginning of the month.

Dealerization of Our Remaining Company Operated Sites

When we convert company owned retail sites from our Retail segment to lessee dealers in our Wholesale segment, we no longer generate revenues from the retail sale of motor fuel or merchandise at these stores subsequent to the date of conversion and we no longer incur retail operating expenses related to these retail sites. However, we continue to supply these retail sites with motor fuel on a wholesale basis pursuant to the fuel supply contract with the lessee dealer. Further, we continue to own or lease the property and earn rental income under lease/sublease agreements with the lessee dealers under triple net leases. The lessee dealer owns all motor fuel and convenience merchandise and retains all gross profit on such operating activities.

In June 2019, we entered into master fuel supply and master lease agreements with Applegreen, under which we will dealerize 46 sites currently company operated in the Upper Midwest. The master fuel supply and master lease agreements have an initial 10-year term with four 5-year renewal options. The sites are expected to transition during the third quarter of 2019. Base rent generally increases by 1.5% annually, including during the renewal options. Applegreen has the right to sever up to 10 specifically identified sites, for which notice must be provided prior to the end of the first year, and the effective date will be after the second year. Applegreen has the right to sever up to eight of the remaining 36 sites with proper notice. We have committed to making certain EMV upgrades at these 46 sites by October 1, 2020.

After this transition, we will not have any company operated sites and our sole focus will be on our wholesale and commission operations.

Note 16. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Decrease (increase):
Accounts receivable	$(3,965)	$(5,556)
Accounts receivable from related parties	(4,688)	(1,946)
Inventories	1,194	(1,296)
Other current assets	1,407	721
Other assets	(1,817)	460
Increase (decrease):
Accounts payable	4,890	7,314
Accounts payable to related parties	5,882	3,858
Motor fuel taxes payable	537	(254)
Accrued expenses and other current liabilities	(6,256)	(865)
Other long-term liabilities	1,710	(2,794)
Changes in operating assets and liabilities, net of acquisitions	$(1,106)	$(358)

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

Supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash paid for interest	$13,441	$15,376
Cash paid for income taxes, net of refunds received	2,398	1,286

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Six Months Ended June 30,
	2019	2018
Amended Omnibus Agreement fees settled in our common units	$—	$6,518
Lease liabilities arising from obtaining right-of-use assets	932	—
Net charge to equity as a result of closing on the First Asset Exchange	(6,357)	—

Note 17. SEPARATION BENEFITS

As discussed in Note 15, we anticipate dealerizing the remaining 46 company operated sites in the third quarter of 2019, and as such have communicated a plan to exit the company operated business. As a result, we recorded separation benefit costs totaling $0.4 million in the first quarter of 2019, which is anticipated to be paid by early 2020.

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

•

Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three and six months ended June 30, 2019 and 2018 and non-GAAP financial measures.

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

Recent Developments

Asset Exchange Transaction with Circle K

On December 17, 2018, as approved by the independent conflicts committee of the Board, we entered into an Asset Exchange Agreement (the “Asset Exchange Agreement”) with Circle K. Pursuant to the Asset Exchange Agreement, the parties have agreed to exchange (i) certain assets of CrossAmerica related to 56 convenience and fuel retail stores currently leased and operated by Circle K pursuant to a master lease that CrossAmerica previously purchased jointly with or from CST (the “master lease properties”), and 17 convenience and fuel retail stores currently owned and operated by CrossAmerica located in the U.S. Upper Midwest (collectively, including the master lease properties, the “CAPL Properties”), having an aggregate fair value of approximately $184.5 million, for (ii) certain assets of Circle K related to 192 (162 fee and 30 leased) company-operated convenience and fuel retail stores (the “CK Properties”), having an aggregate fair value of approximately $184.5 million  The existing fuel supply arrangements for the 56 master lease properties will remain unchanged. The estimated positive net impact to our annual EBITDA following the close of all tranches is $7 to $8 million.

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

The CK Properties will be assigned to CrossAmerica in multiple tranches after Circle K has executed a dealer agreement or agent agreement, as applicable, with respect to each CK Property to be included in a tranche and the applicable dealer or agent has assumed possession and operating control of such property. As a result, it is expected that the exchange of assets pursuant to the Asset Exchange Agreement will occur in a series of separate tranche closings over a period of up to 24 months as Circle K enters into such dealer agreements or agent agreements. At each separate closing, CK Properties and related CK Assets will be exchanged for CAPL Properties and related CAPL Assets of approximately equivalent value. After the final tranche closing, any net valuation difference will be paid by the party owing such amount to the other.

Each separate closing is subject to the satisfaction or waiver of customary closing conditions. The Asset Exchange Agreement contains customary representations, warranties, agreements and obligations of the parties, including covenants regarding the conduct by CrossAmerica and Circle K with respect to the CAPL Properties and the CK Properties, respectively, prior to closing. CrossAmerica and Circle K have generally agreed to indemnify each other for breaches of the representations, warranties and covenants contained in the Asset Exchange Agreement for a period of 18 months after the date of the final closing (or for certain specified losses, until the expiration of the applicable statute of limitations). Except for such specified losses, the respective indemnification obligations of each of CrossAmerica and Circle K to the other will not apply to the first $1.845 million of losses and the aggregate indemnification obligations will not exceed $39.9 million. The Asset Exchange Agreement may be terminated by mutual written consent of CrossAmerica and Circle K.

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

First Asset Exchange

On May 21, 2019, the closing of the first separate tranche of asset exchanges under the Asset Exchange Agreement occurred (the “First Asset Exchange”). In this First Asset Exchange, Circle K transferred to the Partnership 60 (52 fee and 8 leased) U.S. company-operated convenience and fuel retail stores having an aggregate fair value of approximately $58.1 million, and the Partnership transferred to Circle K all 17 of the Upper Midwest properties and the real property for eight of the master lease properties having an aggregate fair value of approximately $58.3 million.

In connection with the closing of the First Asset Exchange, the stores transferred by Circle K were dealerized as contemplated by the Asset Exchange Agreement and Circle K’s rights under the dealer agreements and agent agreements that were entered into in connection therewith were assigned to the Partnership. Additionally, at the closing of the First Asset Exchange, LGW, a wholly-owned subsidiary of the Partnership, and Circle K entered into a Sub-Jobber Agreement, dated as of May 21, 2019 (the “Sub-Jobber Agreement”), pursuant to which Circle K will supply fuel to LGW for resale to the dealers at the 60 stores that Circle K transferred to the Partnership in the First Asset Exchange. While there is no minimum or maximum quantity of products that LGW is required to purchase from Circle K, for each store location covered by the Sub-Jobber Agreement, LGW must purchase from Circle K all of the requirements for motor fuel at the stores covered by the Sub-Jobber Agreement, except in certain limited circumstances described in the Sub-Jobber Agreement. The term of the Sub-Jobber Agreement will expire on May 21, 2024, unless earlier terminated by either party in accordance with the terms of the Sub-Jobber Agreement. Circle K also has the right to grant temporary extensions of the Sub-Jobber Agreement of up to 180 days per extension.

After each subsequent separate “tranche” closing under the Asset Exchange Agreement, the Sub-Jobber Agreement will be amended by agreement of LGW and Circle K to add the store locations acquired by the Partnership at such closing to the Sub-Jobber Agreement.

The second tranche is anticipated to close in the third quarter of 2019, subject to approval by the independent conflicts committee of the Board. All sites are anticipated to be exchanged by the end of the first quarter of 2020.

See Note 2 to the financial statements for additional information.

Dealerization of Our Remaining Company Operated Sites

In June 2019, we entered into master fuel supply and master lease agreements with Applegreen, under which we will dealerize 46 sites currently company operated in the Upper Midwest. The master fuel supply and master lease agreements have an initial 10-year term with four 5-year renewal options. The sites are expected to transition during the third quarter of 2019. Base rent generally increases by 1.5% annually, including during the renewal options. Applegreen has the right to sever up to 10 specifically identified sites, for which notice must be provided prior to the end of the first year, and the effective date will be after the second year. Applegreen has the right to sever up to eight of the remaining 36 sites with proper notice. We have committed to making certain EMV upgrades at these 46 sites by October 1, 2020.

After this transition, we will not have any company operated sites and our sole focus will be on our wholesale and commission operations.

See Note 15 to the financial statements for additional information.

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

Significant Factors Affecting our Profitability

The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit

Wholesale segment

The prices paid to our motor fuel suppliers for wholesale motor fuel (which affects our cost of sales) are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations. We receive a fixed mark-up per gallon on approximately 81% of gallons sold to our customers. The remaining gallons are primarily DTW priced contracts with our customers. These contracts provide for variable, market-based pricing that results in motor fuel gross profit effects similar to retail motor fuel gross profits (as crude oil prices decline, motor fuel gross profit generally increases, as discussed in our Retail segment below). The increase in DTW gross profit results from the cost of wholesale motor fuel declining at a faster rate as compared to the rate that retail motor fuel prices decline. Conversely, our DTW motor fuel gross profit declines when the cost of wholesale motor fuel increases at a faster rate as compared to the rate that retail motor fuel prices increase.

From the time of the November 2017 Jet-Pep acquisition through October 31, 2018, we purchased motor fuel for our Jet-Pep Assets from Circle K at Circle K’s cost plus terminal and administration fees of $0.015 per gallon. Circle K’s cost to supply these sites included price fluctuations associated with index-based motor fuel pricing for pipeline delivery and the generation and sale of Renewable Identification Numbers (“RINs”). Effective November 1, 2018, we amended our contract with Circle K such that our cost is based on a rack-based price, which reduces our exposure to price fluctuations inherent in the previous pricing methodology. We anticipate completing the upgrades of dispensers and the rebranding of substantially all these sites to a major fuel supplier in the third quarter of 2019 and anticipate a positive impact on volume and fuel margin.

Regarding our supplier relationships, a majority of our total gallons purchased are subject to Terms Discounts. The dollar value of these discounts increases and decreases corresponding to motor fuel prices. Therefore, in periods of lower wholesale motor fuel prices, our gross profit is negatively affected, and, in periods of higher wholesale motor fuel prices, our gross profit is positively affected (as it relates to these discounts). We expect the impact of these Terms Discounts to diminish as we enter into new fuel supply contracts and as we increase the amount of fuel purchased from Circle K under subjobber agreements which do not include prompt-pay discounts. We anticipate this to reduce the volatility of our fuel gross margin thereby making our cash flows more stable.

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

•	On April 1, 2019, we entered into a new credit facility as further discussed in “Liquidity and Capital Resources—Debt” and Note 7 to the financial statements.
•	On May 21, 2019, we closed on the First Asset Exchange as further discussed in “Recent Developments—Asset Exchange Transaction with Circle K” and Note 2 to the financial statements.

Adoption of ASC 842

As further discussed in Notes 1 and 15 to the financial statements, we adopted ASC 842 effective January 1, 2019, and as a result, our results for the three and six months ended June 30, 2019 are not directly comparable to the results for the three and six months ended June 30, 2018. Most significantly, payments on our previous failed sale-leaseback obligations were characterized as principal and interest expense in periods prior to 2019. Starting in 2019, these payments are characterized as rent expense. These payments for the Wholesale and Retail segments amounted to approximately $1.7 million and $0.1 million for the three months ended June 30, 2018 and $3.3 million and $0.3 million for the six months ended June 30, 2018, respectively. Of the total payments, $1.4 million and $2.8 million was classified as interest expense for the three and six months ended June 30, 2018, respectively. See “Results of Operations—Non-GAAP Financial Measures” for additional information.

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues	$605,528	$673,295	$1,077,314	$1,227,865
Costs of sales	564,158	629,323	998,867	1,143,942
Gross profit	41,370	43,972	78,447	83,923

Income from CST Fuel Supply equity interests	3,734	3,740	7,160	7,545
Operating expenses:
Operating expenses	14,210	15,691	29,563	32,033
General and administrative expenses	4,109	4,810	8,527	9,530
Depreciation, amortization and accretion expense	12,496	21,932	25,557	37,432
Total operating expenses	30,815	42,433	63,647	78,995
Loss on dispositions and lease terminations, net	(369)	(6,847)	(428)	(6,617)
Operating income (loss)	13,920	(1,568)	21,532	5,856
Other income, net	98	89	184	183
Interest expense	(7,236)	(8,157)	(14,573)	(16,209)
Income (loss) before income taxes	6,782	(9,636)	7,143	(10,170)
Income tax expense (benefit)	341	(2,698)	490	(2,425)
Net income (loss)	6,441	(6,938)	6,653	(7,745)
Less: net loss attributable to noncontrolling interests	—	(3)	—	(5)
Net income (loss) attributable to limited partners	6,441	(6,935)	6,653	(7,740)
IDR distributions	(133)	(133)	(266)	(1,313)
Net income (loss) available to limited partners	$6,308	$(7,068)	$6,387	$(9,053)

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Consolidated Results

Operating revenues decreased $67.8 million (10%), while gross profit decreased $2.6 million (6%).

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $56.8 million (9%) decrease in our Wholesale segment revenues primarily attributable to a 5% decrease in our average wholesale motor fuel selling price per gallon driven by a decrease in crude oil prices. The average daily spot price of WTI crude oil decreased 12% to $59.88 per barrel for the second quarter of 2019, compared to $68.07 per barrel for the second quarter of 2018. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” In addition, volume decreased 5% primarily due to the 2018 divestitures mandated by FTC orders, the termination of supply contracts (many of which were low margin) and seasonal weather.

•

A $33.1 million (19%) decrease in our Retail segment revenues primarily attributable to a 15% decrease in volume driven by the 2018 divestitures of seven company operated Upper Midwest and two commission agent sites mandated by FTC orders, the conversion of commission sites included in the Retail segment to lessee dealer sites included in the Wholesale segment, the divestiture of 17 company operated Upper Midwest sites in May 2019 in connection with the asset exchange with Circle K and seasonal weather. In addition, our average retail motor fuel selling price per gallon decreased by 3% driven by a 12% decrease in crude oil prices. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

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

Our intersegment revenues decreased $22.1 million (19%), primarily attributable to the 2018 divestitures mandated by FTC orders, the conversion of commission sites included in our Retail segment to lessee dealer sites included in the Wholesale segment, the divestiture of 17 company operated Upper Midwest sites in May 2019 in connection with the asset exchange with Circle K and the decrease in wholesale prices discussed above.

Cost of sales

Cost of sales decreased $65.2 million (10%) as a result of the decrease in wholesale motor fuel prices and volume decreases discussed above. See “Segment Results” for additional gross profit analyses.

Operating expenses

See “Segment Results” for operating expenses analyses.

General and administrative expenses

General and administrative expenses decreased $0.7 million (15%) primarily attributable to a $0.3 million decrease in legal fees and a $0.2 million decrease in separation benefits.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense decreased $9.4 million (43%) primarily due to a $7.6 million impairment charge recorded in the second quarter of 2018 related to the nine Upper Midwest sites required to be divested per FTC order as well as a $0.4 million reduction related to removing the property and equipment associated with our previous sale-leaseback transactions from our balance sheet as part of our transition adjustment in connection with the adoption of ASC 842 (see Note 1 to the financial statements for additional details). The remaining reduction is primarily driven by assets becoming fully depreciated or amortized.

Loss on dispositions and lease terminations, net

During the second quarter of 2018, in connection with the transition of 43 sites in Florida from DMS to a third party multi-site operator of retail motor fuel stations, we accrued a $3.8 million contract termination payment paid in cash to DMS during the third quarter of 2018. Additionally, we recorded a $2.2 million charge to write off deferred rent income related to our recapture of these sites from the master lease agreement with DMS.

Interest expense

Interest expense decreased $0.9 million (11%) due to a $1.4 million reduction relating to the adoption of ASC 842 and the resulting recharacterization of lease payments on our sale-leaseback transactions from principal and interest expense for periods prior to 2019 to rent expense starting in 2019. See Note 1 to the financial statements for additional information. Partially offsetting this decrease was a $0.7 million increase on borrowings under our credit facility due to an increase in the average interest rate from 4.6% to 5.0%.

Income tax expense

We recorded income tax expense of $0.3 million and an income tax benefit of $2.7 million for the three months ended June 30, 2019 and 2018, respectively. The benefit in 2018 was primarily driven by losses incurred by our taxable subsidiaries. See Notes 2 and 13 to the financial statements for additional information.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Consolidated Results

Operating revenues decreased $151 million (12%) while gross profit decreased $5.5 million (7%).

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $131.8 million (12%) decrease in our Wholesale segment revenues primarily attributable to a 7% decrease in our average wholesale motor fuel selling price per gallon driven by a decrease in crude oil prices. The average daily spot price of WTI crude oil decreased 12% to $57.39 per barrel for the six months ended June 30, 2019, compared to $65.55 per barrel for the six months ended June 30, 2018. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” In addition, volume decreased 6% primarily due to the 2018 divestitures mandated by FTC orders, the termination of supply contracts (many of which were low margin) and seasonal weather.

•

A $63.4 million (19%) decrease in our Retail segment revenues primarily attributable to a 16% decrease in volume driven by the 2018 divestitures of seven company operated Upper Midwest and two commission agent sites mandated by FTC orders, the conversion of commission sites included in the Retail segment to lessee dealer sites included in the Wholesale segment, the divestiture of 17 company operated Upper Midwest sites in May 2019 in connection with the asset exchange with Circle K and seasonal weather. In addition, our average retail motor fuel selling price per gallon decreased by 5% driven by a 12% decrease in crude oil prices. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

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

Our intersegment revenues decreased $44.6 million (21%), primarily attributable to the 2018 divestitures mandated by FTC orders, the conversion of commission sites included in our Retail segment to lessee dealer sites included in the Wholesale segment, the divestiture of 17 company operated Upper Midwest sites in May 2019 in connection with the asset exchange with Circle K and the decrease in wholesale prices discussed above.

Cost of sales

Cost of sales decreased $145.1 million (13%) as a result of the decrease in wholesale motor fuel prices and volume decreases discussed above. See “Segment Results” for additional gross profit analyses.

Operating expenses

See “Segment Results” for operating expenses analyses.

General and administrative expenses

General and administrative expenses decreased $1.0 million (11%) primarily attributable to a $0.5 million decrease in legal fees and a $0.4 million decrease in acquisition-related costs.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense decreased $11.9 million (32%) primarily due to an $8.9 million impairment charge recorded in 2018 related to the two Jet-Pep sites and the nine Upper Midwest sites required to be divested per FTC order as well as a $0.8 million reduction related to removing the property and equipment associated with our previous sale-leaseback transactions from our balance sheet as part of our transition adjustment in connection with the adoption of ASC 842 (see Note 1 to the financial statements for additional details). The remaining reduction is primarily driven by assets becoming fully depreciated or amortized.

Loss on dispositions and lease terminations, net

During the second quarter of 2018, in connection with the transition of 43 sites in Florida from DMS to a third party multi-site operator of retail motor fuel stations, we accrued a $3.8 million contract termination payment paid in cash to DMS during the third quarter of 2018. Additionally, we recorded a $2.2 million charge to write off deferred rent income related to our recapture of these sites from the master lease agreement with DMS.

Interest expense

Interest expense decreased $1.6 million (10%) due to a $2.8 million reduction relating to the adoption of ASC 842 and the resulting recharacterization of lease payments on our sale-leaseback transactions from principal and interest expense for periods prior to 2019 to rent expense starting in 2019. See Note 1 to the financial statements for additional information. Partially offsetting this decrease was a $1.6 million increase on borrowings under our credit facility due to an increase in the average interest rate from 4.6% to 5.2%.

Income tax expense

We recorded income tax expense of $0.5 million and an income tax benefit of $2.4 million for the six months ended June 30, 2019 and 2018, respectively. The benefit in 2018 was primarily driven by losses incurred by our taxable subsidiaries. See Notes 2 and 13 to the financial statements for additional information.

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

Wholesale

The following table highlights the results of operations and certain operating metrics of our Wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross profit:
Motor fuel–third party	$11,343	$9,491	$19,411	$17,124
Motor fuel–intersegment and related party	7,691	8,447	14,393	15,114
Motor fuel gross profit	19,034	17,938	33,804	32,238
Rent and other(a)	14,318	15,537	28,528	31,916
Total gross profit	33,352	33,475	62,332	64,154
Income from CST Fuel Supply equity interests(b)	3,734	3,740	7,160	7,545
Operating expenses	(7,407)	(7,026)	(15,525)	(15,346)
Adjusted EBITDA(c)	$29,679	$30,189	$53,967	$56,353
Motor fuel distribution sites (end of period):(d)
Motor fuel–third party
Independent dealers(e)	364	373	364	373
Lessee dealers(f)	571	452	571	452
Total motor fuel distribution–third party sites	935	825	935	825
Motor fuel–intersegment and related party
DMS (related party)(g)	73	130	73	130
Circle K (related party)(h)	37	43	37	43
Commission agents (Retail segment)(i)	170	176	170	176
Company operated retail sites (Retail segment)(j)	46	71	46	71
Total motor fuel distribution–intersegment and related party sites	326	420	326	420
Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	899	830	881	827
Motor fuel-intersegment and related party distribution	343	421	353	428
Total motor fuel distribution sites	1,242	1,251	1,234	1,255
Volume of gallons distributed (in thousands)
Third party	174,400	169,637	325,797	318,896
Intersegment and related party	84,202	102,763	164,038	203,012
Total volume of gallons distributed	258,602	272,400	489,835	521,908

Wholesale margin per gallon	$0.074	$0.066	$0.069	$0.062

(a)

See Notes 1 and 15 to the financial statements for additional information regarding the impact of adopting ASC 842 effective January 1, 2019, which impacted rent and other gross profit for 2019, resulting in the results for the three and six months ended June 30, 2019 not being comparable to our results for the three and six months ended June 30, 2018.

(b)	Represents income from our equity interest in CST Fuel Supply.
(c)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income (loss) under the heading “Results of Operations—Non-GAAP Financial Measures.”
(d)	In addition, as of June 30, 2019 and 2018, we distributed motor fuel to 13 sub-wholesalers who distributed to additional sites.
(e)	The decrease in the independent dealer site count was primarily attributable to the termination or non-renewal of fuel supply contracts, a significant number of which were low margin.
(f)

The increase in the lessee dealer site count was primarily attributable to converting sites operated by DMS and commission agents to lessee dealers and the first tranche of the asset exchange with Circle K.

(g)	The decrease in the DMS site count was primarily attributable to converting DMS sites to lessee dealer sites.
(h)	The decrease in the Circle K site count was primarily attributable to the first tranche of the asset exchange with Circle K.
(i)	The decrease in the commission site count was primarily attributable to converting commission sites in the Retail segment to lessee dealer sites in the Wholesale segment.

(j)	The decrease in the company operated site count was primarily attributable to the divestitures mandated by FTC orders and the first tranche of the asset exchange with Circle K.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The results were driven by:

Motor fuel gross profit

The $1.1 million (6%) increase in motor fuel gross profit was primarily due to a $0.4 million improvement in our fuel margin from sites in our Alabama market driven by the rebranding of these sites beginning November 1, 2018 and the concurrent change in terms under a subjobber agreement with Circle K and a $1.0 million improvement in our DTW margins as a result of movements in crude oil prices between the two periods, partially offset by a $0.7 million reduction in Terms Discounts in 2019 as compared to 2018 due to the decrease in motor fuel prices. The average daily spot price of WTI crude oil decreased 12% to $59.88 per barrel for the second quarter of 2019, compared to $68.07 per barrel for the second quarter of 2018. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Volume declined 5% as a result of the 2018 divestitures mandated by FTC orders, the termination or non-renewal of fuel supply contracts (a significant number of which were low margin) and seasonal weather.

Rent and other gross profit

Rent and other gross profit decreased $1.2 million (8%) primarily as a result of the new lease accounting guidance. Lease payments on our previous sale-leaseback transactions totaling $1.7 million were characterized as principal and interest expense in 2018, whereas such payments were characterized as rent expense in 2019. Partially offsetting this decline was the incremental rent margin from the first tranche of the asset exchange with Circle K and the impact of converting commission sites in the Retail segment to lessee dealer sites in the Wholesale segment.

Operating expenses

Operating expenses increased $0.4 million (5%) primarily as a result of higher insurance costs.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The results were driven by:

Motor fuel gross profit

The $1.6 million (5%) increase in motor fuel gross profit was primarily due to a $1.5 million improvement in our fuel margin from sites in our Alabama market driven by the rebranding of these sites beginning November 1, 2018 and the concurrent change in terms under our subjobber agreement with Circle K and a $0.9 million improvement in our DTW margins as a result of movements in crude oil prices between the two periods, partially offset by a $1.2 million reduction in Terms Discounts in 2019 as compared to 2018 due to the decrease in motor fuel prices. The average daily spot price of WTI crude oil decreased 12% to $57.39 per barrel for 2019 compared to $65.55 per barrel for 2018. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Volume declined 6% as a result of the 2018 divestitures mandated by FTC orders, the termination or non-renewal of fuel supply contracts (a significant number of which were low margin) and seasonal weather.

Rent and other gross profit

Rent and other gross profit decreased $3.4 million (11%) primarily as a result of the new lease accounting guidance. Lease payments on our previous sale-leaseback transactions totaling $3.3 million were characterized as principal and interest expense in 2018, whereas such payments were characterized as rent expense in 2019. In addition, we received $0.6 million less in fees from dealers upon the termination of their contracts in 2019 as compared to 2018. Partially offsetting these declines was the incremental rent margin from the first tranche of the asset exchange with Circle K and the impact of converting commission sites in the Retail segment to lessee dealer sites in the Wholesale segment.

Operating expenses

Operating expenses increased $0.2 million (1%) primarily as a result of higher insurance costs.

Retail

The following table highlights the results of operations and certain operating metrics of our Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of retail sites, gallons sold per day and per gallon amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross profit:
Motor fuel	$1,893	$2,541	$3,437	$4,697
Merchandise and services	4,670	6,434	9,581	12,176
Rent and other(a)	1,539	1,588	2,927	3,061
Total gross profit	8,102	10,563	15,945	19,934
Operating expenses	(6,803)	(8,665)	(14,038)	(16,687)
Adjusted EBITDA(b)	$1,299	$1,898	$1,907	$3,247

Retail sites (end of period):
Commission agents(c)	170	176	170	176
Company operated retail sites(d)	46	71	46	71
Total system sites at the end of the period	216	247	216	247

Total system operating statistics:
Average retail fuel sites during the period	225	248	230	249
Motor fuel sales (gallons per site per day)	2,239	2,402	2,148	2,349
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.041	$0.047	$0.038	$0.044

Commission agents statistics:
Average retail fuel sites during the period	170	177	171	178
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.015	$0.017	$0.016	$0.015

Company operated retail site statistics:
Average retail fuel sites during the period	55	71	59	71
Motor fuel gross profit per gallon, net of credit card fees	$0.112	$0.109	$0.095	$0.105
Merchandise and services gross profit percentage, net of credit card fees	23.8%	24.6%	24.2%	25.0%

(a)

See Notes 1 and 15 to the financial statements for additional information regarding the impact of adopting ASC 842 effective January 1, 2019, which impacted rent and other gross profit for 2019, resulting in the results for the three and six months ended June 30, 2019 not being comparable to our results for the three and six months ended June 30, 2018.

(b)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Results of Operations—Non-GAAP Financial Measures” below.
(c)	The decrease in the commission site count was primarily driven by the conversion of commission sites in the Retail segment to lessee dealer sites in the Wholesale segment.
(d)	The decrease in the company operated retail site count was primarily driven by the divestitures mandated by FTC orders and the first tranche of the asset exchange with Circle K.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Gross profit decreased $2.5 million (23%) while operating expenses decreased $1.9 million (21%).

These results were impacted by:

Gross profit

•

Our motor fuel gross profit decreased $0.6 million (26%) attributable to a 15% decrease in volume driven by the 2018 divestitures of seven company operated Upper Midwest and two commission agent sites mandated by FTC orders, the conversion of commission sites in our Retail segment to lessee dealer sites in our Wholesale segment, the divestiture of 17 company operated Upper Midwest sites in May 2019 in connection with the asset exchange with Circle K and seasonal weather. As a result, the lower retail fuel margins in our commission agent business comprised a larger percentage of our overall retail fuel margins in 2019 as compared to 2018. Partially offsetting these decreases was that we realized a higher margin per gallon at our company operated sites in 2019 as compared to 2018, driven by the movement in crude oil prices throughout the two periods. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•

Our merchandise and services gross profit decreased $1.8 million (27%) as a result of the September 2018 divestitures of seven company operated Upper Midwest sites mandated by FTC orders and the May 2019 first tranche of the asset exchange with Circle K.

•

Rent and other gross profit decreased $0.1 million primarily as a result of the new lease accounting guidance. Lease payments on our previous sale-leaseback transactions totaling $0.1 million were characterized as principal and interest expense in 2018, whereas such payments were characterized as rent expense in 2019. The decrease in our rent and other gross profit as a result of converting commission sites in the Retail segment to lessee dealer sites in the Wholesale segment was offset by the incremental rent margin generated by our Alabama sites as a result of dispenser upgrades and rebranding of the sites.

Operating expenses

Operating expenses decreased $1.9 million (21%) due primarily to the 2018 divestitures of seven company operated sites in the Upper Midwest and two commission sites mandated by FTC orders, the divestiture of 17 company operated Upper Midwest sites in May 2019 in connection with the asset exchange with Circle K and the conversion of commission sites in our Retail segment to lessee dealer sites in our Wholesale segment.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Gross profit decreased $4.0 million (20%) while operating expenses decreased $2.6 million (16%).

These results were impacted by:

Gross profit

•

Our motor fuel gross profit decreased $1.3 million (27%) attributable to a 16% decrease in volume driven by the 2018 divestitures of seven company operated Upper Midwest and two commission agent sites mandated by FTC orders, the conversion of commission sites in our Retail segment to lessee dealer sites in our Wholesale segment, the divestiture of 17 company operated Upper Midwest sites in May 2019 in connection with the asset exchange with Circle K and seasonal weather. As a result, the lower retail fuel margins in our commission agent business comprised a larger percentage of our overall retail fuel margins in 2019 as compared to 2018. In addition, we realized a lower margin per gallon at our company operated sites in 2019 as compared to 2018, driven by the movement in crude oil prices throughout the two periods. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•

Our merchandise and services gross profit decreased $2.6 million (21%) as a result of the September 2018 divestitures of seven company operated Upper Midwest sites mandated by FTC orders and the May 2019 first tranche of the asset exchange with Circle K.

•

Rent and other gross profit decreased $0.1 million primarily as a result of the new lease accounting guidance. Lease payments on our previous sale-leaseback transactions totaling $0.3 million were characterized as principal and interest expense in 2018, whereas such payments were characterized as rent expense in 2019. The decrease in our rent and other gross profit as a result of converting commission sites in the Retail segment to lessee dealer sites in the Wholesale segment was offset by the incremental rent margin generated by our Alabama sites as a result of dispenser upgrades and rebranding of the sites.

Operating expenses

Operating expenses decreased $2.6 million (16%) due primarily to the 2018 divestitures of seven company operated sites in the Upper Midwest and two commission sites mandated by FTC orders, the divestiture of 17 company operated Upper Midwest sites in May 2019 in connection with the asset exchange with Circle K and the conversion of commission sites in our Retail segment to lessee dealer sites in our Wholesale segment.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) available to limited partners(a)	$6,308	$(7,068)	$6,387	$(9,053)
Interest expense(a)	7,236	8,157	14,573	16,209
Income tax expense (benefit)	341	(2,698)	490	(2,425)
Depreciation, amortization and accretion expense	12,496	21,932	25,557	37,432
EBITDA(a)	26,381	20,323	47,007	42,163
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement(b)	124	130	326	3,473
Loss on dispositions and lease terminations, net(c)	369	6,847	428	6,617
Acquisition-related costs(d)	847	918	1,405	1,974
Adjusted EBITDA(a)	27,721	28,218	49,166	54,227
Cash interest expense(a)	(6,981)	(7,664)	(14,028)	(15,288)
Sustaining capital expenditures(e)	(437)	(637)	(763)	(1,427)
Current income tax benefit (expense)(f)	2,043	38	1,228	(886)
Distributable Cash Flow(a)	$22,346	$19,955	$35,603	$36,626
Weighted-average diluted common units	34,461	34,346	34,461	34,258
Distributions paid per limited partner unit(g)	$0.5250	$0.5250	$1.0500	$1.1525
Distribution Coverage Ratio(a)(h)	1.24x	1.11x	0.98x	0.93x

(a)

As further discussed in Note 1 to the financial statements, we adopted ASC 842 effective January 1, 2019, and as a result, our results for the three and six months ended June 30, 2019 are not directly comparable to the results for the three and six months ended June 30, 2018. Most significantly, payments on our previous failed sale-leaseback obligations were characterized as principal and interest expense in periods prior to 2019. Starting in 2019, these payments are characterized as rent expense. These payments for the Wholesale and Retail segments amounted to approximately $1.7 million and $0.1 million for the three months ended June 30, 2018 and $3.3 million and $0.3 million for the six months ended June 30, 2018, respectively. Of the total payments, $1.4 million and $2.8 million was classified as interest expense for the three and six months ended June 30, 2018, respectively.

(b)

As approved by the independent conflicts committee of the Board, the Partnership and Circle K mutually agreed to settle certain amounts due under the terms of the Amended Omnibus Agreement in limited partner units of the Partnership.

(c)

In June 2018, we executed master fuel supply and master lease agreements with a third party multi-site operator of retail motor fuel stations, to which we transitioned 43 sites in Florida from DMS in the third quarter of 2018. During the second quarter of 2018, in connection with this transition, we accrued a $3.8 million contract termination payment paid in cash to DMS during the third quarter of 2018. Additionally, we recorded a $2.2 million charge to write off deferred rent income related to our recapture of these sites from the master lease agreement with DMS.

(d)

Relates to certain discrete acquisition related costs, such as legal and other professional fees, separation benefit costs and certain purchase accounting adjustments associated with recently acquired businesses.

(e)

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

(f)

Consistent with prior divestitures, the current income tax benefit for the three and six months ended June 30, 2019 excludes income tax incurred on the sale of sites in connection with the First Asset Exchange (recorded as a charge against equity). Both periods include the tax benefit of 100% bonus depreciation on the eligible assets acquired in the First Asset Exchange as well as the dispenser upgrades at our Alabama sites.

(g)

On July 18, 2019, the Board approved a quarterly distribution of $0.5250 per unit attributable to the second quarter of 2019. The distribution is payable on August 6, 2019 to all unitholders of record on July 30, 2019.

(h)

The distribution coverage ratio is computed by dividing Distributable Cash Flow by the weighted-average diluted common units and then dividing that result by the distributions paid per limited partner unit.

The table below shows approximate adjustments to our Net income available to limited partners, EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage for the three and six months ended June 30, 2019 as if ASC 842 had not been applied (in thousands, except for per unit amounts).

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Net income available to limited partners	$6,308	$447	$6,755	$6,387	$889	$7,276
Interest expense	7,236	1,360	8,596	14,573	2,725	17,298
Income tax expense	341	—	341	490	—	490
Depreciation, amortization and accretion expense	12,496	—	12,496	25,557	—	25,557
EBITDA	26,381	1,807	28,188	47,007	3,614	50,621
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement	124	—	124	326	—	326
Loss on dispositions and lease terminations, net	369	—	369	428	—	428
Acquisition-related costs	847	—	847	1,405	—	1,405
Adjusted EBITDA	27,721	1,807	29,528	49,166	3,614	52,780
Cash interest expense	(6,981)	(1,360)	(8,341)	(14,028)	(2,725)	(16,753)
Sustaining capital expenditures	(437)	—	(437)	(763)	—	(763)
Current income tax benefit	2,043	—	2,043	1,228	—	1,228
Distributable Cash Flow	$22,346	$447	$22,793	$35,603	$889	$36,492
Weighted-average diluted common units	34,461	34,461	34,461	34,461	34,461	34,461
Distributions paid per limited partner unit	$0.5250	$0.5250	$0.5250	$1.0500	$1.0500	$1.0500
Distribution Coverage Ratio	1.24x	0.02x	1.26x	0.98x	0.02x	1.01x

The following table reconciles our segment Adjusted EBITDA to Consolidated Adjusted EBITDA presented in the table above (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjusted EBITDA - Wholesale segment	$29,679	$30,189	$53,967	$56,353
Adjusted EBITDA - Retail segment	1,299	1,898	1,907	3,247
Adjusted EBITDA - Total segment	$30,978	$32,087	$55,874	$59,600
Reconciling items:
Elimination of intersegment profit in ending inventory balance	(84)	(66)	170	(165)
General and administrative expenses	(4,109)	(4,810)	(8,527)	(9,530)
Other income, net	98	89	184	183
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement	124	130	326	3,473
Acquisition-related costs	847	918	1,405	1,974
Net loss attributable to noncontrolling interests	—	3	—	5
IDR distributions	(133)	(133)	(266)	(1,313)
Consolidated Adjusted EBITDA	$27,721	$28,218	$49,166	$54,227

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

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$34,170	$37,229
Net cash used in investing activities	(6,359)	(5,987)
Net cash used in financing activities	(28,729)	(32,664)

Operating Activities

Net cash provided by operating activities decreased $3.1 million for the six months ended June 30, 2019 compared to the same period in 2018, primarily attributable to settling $3.3 million of omnibus charges in common units in 2018, whereas all omnibus charges were settled in cash in 2019.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as compared to the shorter settlement of receivables for fuel, rent and merchandise.

Investing Activities

We incurred capital expenditures of $10.7 million and $6.3 million for the six months ended June 30, 2019 and 2018, respectively. The increase was largely driven by the dispenser upgrades and rebranding of sites in our Alabama market. Additionally, we received $2.8 million in proceeds related to the first tranche of the asset exchange with Circle K as a result of the inventory divested at the 17 company operated sites and the security deposits from dealers transferred by Circle K to us.

Financing Activities

We paid $36.5 million in distributions and made net borrowings on our credit facility of $12.3 million for the six months ended June 30, 2019. We paid $40.7 million in distributions and made net borrowings on our credit facility of $10.5 million for the six months ended June 30, 2018.

Distributions

Distribution activity for 2019 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2018	February 11, 2019	February 19, 2019	$0.5250	$18,099
March 31, 2019	May 6, 2019	May 13, 2019	0.5250	18,099
June 30, 2019	July 30, 2019	August 6, 2019	0.5250	18,115

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

IDRs

We distributed $0.3 million and $1.3 million to Circle K with respect to the IDRs for the six months ended June 30, 2019 and 2018, respectively.

Debt

As of June 30, 2019, our consolidated debt and finance lease obligations consisted of the following (in thousands):

Revolving credit facility	$510,300
Finance lease obligations	23,803
Total debt and finance lease obligations	534,103
Current portion	2,382
Noncurrent portion	531,721
Deferred financing costs, net	4,251
Noncurrent portion, net of deferred financing costs	$527,470

Our borrowings under the revolving credit facility had a weighted-average interest rate of 4.66% as of June 30, 2019 (LIBOR plus an applicable margin, which was 2.25% as of June 30, 2019). Letters of credit outstanding at June 30, 2019 totaled $5.4 million.

See Note 7 to the financial statements for information on the New Credit Agreement we entered into on April 1, 2019. The amount of availability under the New Credit Agreement at August 1, 2019, after taking into consideration debt covenant restrictions, was $84.5 million.

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

The following table summarizes our capital expenditures for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Sustaining capital	$763	$1,427
Growth	9,947	5,308
Total capital expenditures and acquisitions	$10,710	$6,735

As noted previously, the increase in capital expenditures was largely driven by dispenser upgrades and rebranding of sites in our Alabama market.

Other Matters Impacting Liquidity and Capital Resources

Concentration of Customers

For the six months ended June 30, 2019, we distributed approximately 8% of our total wholesale distribution volumes to DMS and DMS accounted for approximately 8% of our rental income. For the six months ended June 30, 2019, we distributed 7% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and received 19% of our rental income from Circle K. For more information regarding transactions with DMS and Circle K, see Note 9 of the financial statements.

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

Our results for 2019 are anticipated to be impacted by the following:

•	Transactions effected pursuant to the Asset Exchange Agreement entered into with Circle K are anticipated to increase motor fuel volume and motor fuel gross profit.
•	We anticipate that we will enter into new contracts to supply approximately 400 of our stores at terms that will improve the motor fuel gross profit at these sites.
•

Improved fuel pricing under the November 2018 amendment to our fuel distribution agreements with Circle K to supply the sites acquired in our Jet-Pep Assets acquisition is also anticipated to positively impact motor fuel gross profit. We anticipate completing the dispenser upgrades and rebranding of substantially all of these sites to a major fuel supplier in the third quarter of 2019 and anticipate a positive impact on volume as well.

•

We anticipate dealerizing our remaining company operated sites in the third quarter of 2019, which will result in the reduction of retail segment fuel margin, merchandise and services margin and operating expenses and an increase in rental margin in our wholesale segment.

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

Interest Rate Risk

At June 30, 2019, we had $510.3 million outstanding on our revolving credit facility. Our outstanding borrowings bear interest at LIBOR plus an applicable margin, which was 2.25% at June 30, 2019. Our borrowings had a weighted-average interest rate at June 30, 2019 of 4.66%. A one percentage point change in our average rate would impact annual interest expense by approximately $5.1 million. See Note 7 to the financial statements for a discussion of the New Credit Agreement we entered into on April 1, 2019.

Commodity Price Risk

We have not historically hedged or managed our price risk with respect to our commodity inventories (gasoline and diesel fuel), as the time period between the purchases of our motor fuel inventory and the sales to our customers is very short.

From the time of the November 2017 Jet-Pep Assets acquisition through October 31, 2018, we purchased motor fuel for our Jet-Pep Assets from Circle K at Circle K’s cost plus terminal and administration fees of $0.015 per gallon. Circle K’s cost to supply these sites included price fluctuations associated with index-based motor fuel pricing for pipeline delivery and the generation and sale of RINs. Effective November 1, 2018, we amended our contract with Circle K such that our cost is based on a rack-based price, which reduces our exposure to price fluctuations inherent in the previous pricing methodology. We anticipate completing the upgrades of dispensers and the rebranding of substantially all these sites to a major fuel supplier in the third quarter of 2019 and anticipate a positive impact on volume and fuel margin.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.2 +	Sub-Jobber Agreement, dated as of May 21, 2019, between Circle K Stores Inc. and Lehigh Gas Wholesale LLC, filed as Exhibit 10.1 to the Form 8-K filed with the SEC on May 22, 2019

31.1 *	Certification of Principal Executive Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 *	Certification of Principal Financial Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 *†	Certification of Principal Executive Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

32.2 *†	Certification of Principal Financial Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

+

Non-material schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Partnership hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

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

Date: August 5, 2019