Form 10-Q
period 2019-09-30
CrossAmerica Partners LP
filed 2019-11-08
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 4, 2019, the registrant had outstanding 34,459,936 common units.

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

Other Defined Terms:

Amended Omnibus Agreement

The Amended and Restated Omnibus Agreement, dated October 1, 2014, as amended effective January 1, 2016, February 1, 2018 and April 29, 2019 by and among CrossAmerica, the General Partner, DMI, DMS, CST Services and Joseph V. Topper, Jr., which amends and restates the original omnibus agreement that was executed in connection with CrossAmerica’s IPO on October 30, 2012. The terms of the Amended Omnibus Agreement were approved by the conflicts committee of the Board. Pursuant to the Amended Omnibus Agreement, CST Services agrees, among other things, to provide, or cause to be provided, to the Partnership certain management services.

Applegreen	Applegreen plc or one of its subsidiaries

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

i

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

ii

Valero	Valero Energy Corporation and, where appropriate in context, one or more of its subsidiaries, or all of them taken as a whole

WTI	West Texas Intermediate crude oil

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,385	$3,191
Accounts receivable, net of allowances of $525 and $607, respectively	21,977	16,160
Accounts receivable from related parties	10,878	9,697
Inventories	5,841	14,083
Assets held for sale	5,831	2,218
Other current assets	6,334	5,513
Total current assets	56,246	50,862
Property and equipment, net	582,560	647,413
Right-of-use assets, net	122,474	—
Intangible assets, net	47,578	59,063
Goodwill	88,764	88,764
Other assets	21,439	20,820
Total assets	$919,061	$866,922

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$2,427	$2,296
Current portion of operating lease obligations	23,615	—
Accounts payable	40,379	32,632
Accounts payable to related parties	34,115	25,045
Accrued expenses and other current liabilities	17,065	17,871
Motor fuel taxes payable	12,479	10,604
Total current liabilities	130,080	88,448
Debt and finance lease obligations, less current portion	520,772	519,276
Operating lease obligations, less current portion	101,551	—
Deferred tax liabilities, net	19,899	19,929
Asset retirement obligations	35,741	32,747
Other long-term liabilities	19,226	95,589
Total liabilities	827,269	755,989

Commitments and contingencies

Equity:
Common units—(34,459,936 and 34,444,113 units issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	91,792	110,933
General Partner’s interest	—	—
Total Partners’ Capital	91,792	110,933
Total liabilities and equity	$919,061	$866,922

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except unit and per unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues(a)	$559,736	$670,810	$1,637,050	$1,898,675
Costs of sales	518,591	627,012	1,517,458	1,770,954
Gross profit	41,145	43,798	119,592	127,721

Income from CST Fuel Supply equity interests	3,927	3,479	11,087	11,024
Operating expenses:
Operating expenses	12,978	15,261	42,541	47,294
General and administrative expenses	3,937	4,310	12,464	13,840
Depreciation, amortization and accretion expense	14,063	13,993	39,620	51,425
Total operating expenses	30,978	33,564	94,625	112,559
Loss on dispositions and lease terminations, net	(1,745)	(61)	(2,173)	(6,678)
Operating income	12,349	13,652	33,881	19,508
Other income, net	168	104	352	287
Interest expense	(6,532)	(8,145)	(21,105)	(24,354)
Income (loss) before income taxes	5,985	5,611	13,128	(4,559)
Income tax (benefit) expense	(1,180)	303	(690)	(2,122)
Net income (loss)	7,165	5,308	13,818	(2,437)
Less: net loss attributable to noncontrolling interests	—	—	—	(5)
Net income (loss) attributable to limited partners	7,165	5,308	13,818	(2,432)
IDR distributions	(133)	(133)	(399)	(1,446)
Net income (loss) available to limited partners	$7,032	$5,175	$13,419	$(3,878)

Basic and diluted income (loss) per limited partner unit	$0.20	$0.15	$0.39	$(0.11)

Weighted-average limited partner units:
Basic common units	34,453,162	34,439,416	34,447,185	34,311,998
Diluted common units(b)	34,464,027	34,439,416	34,447,723	34,311,998

Supplemental information:
(a) Includes excise taxes of:	$21,292	$25,176	$61,642	$74,984
(a) Includes revenues from fuel sales to and rental income from related parties of:	80,667	122,383	242,655	350,454
(b) Diluted common units were not used in the calculation of diluted earnings per common unit for the three and nine months ended September 30, 2018 because to do so would have been antidilutive.

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$13,818	$(2,437)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion expense	39,620	51,425
Amortization of deferred financing costs	776	1,227
Amortization of above market leases, net	—	(18)
Provision for losses on doubtful accounts	259	278
Deferred income taxes	4,099	(3,124)
Equity-based employee and director compensation expense	547	340
Amended Omnibus Agreement fees settled in common units	—	3,300
Loss on dispositions and lease terminations, net	2,173	6,678
Changes in operating assets and liabilities, net of acquisitions	8,210	(399)
Net cash provided by operating activities	69,502	57,270

Cash flows from investing activities:
Principal payments received on notes receivable	803	718
Proceeds from sale of assets	1,000	5,043
Proceeds from sale of assets to Circle K	3,148	—
Capital expenditures	(18,398)	(10,217)
Cash paid to Circle K in connection with acquisitions	—	(485)
Net cash used in investing activities	(13,447)	(4,941)

Cash flows from financing activities:
Borrowings under the revolving credit facility	68,442	106,720
Repayments on the revolving credit facility	(62,442)	(96,220)
Payments of long-term debt and finance lease obligations	(1,708)	(2,319)
Payments of sale leaseback obligations	—	(750)
Payment of deferred financing costs	(3,441)	(901)
Distributions paid on distribution equivalent rights	(63)	(22)
Distributions paid to holders of the IDRs	(399)	(1,446)
Distributions paid to noncontrolling interests	—	(18)
Distributions paid on common units	(54,250)	(57,479)
Net cash used in financing activities	(53,861)	(52,435)
Net increase (decrease) in cash and cash equivalents	2,194	(106)
Cash and cash equivalents at beginning of period	3,191	3,897
Cash and cash equivalents at end of period	$5,385	$3,791

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

(Unaudited)

	Limited Partners’ Interest		General	Incentive
	Common Unitholders		Partner’s Interest	Distribution Rights	Noncontrolling Interest	Equity
	Units	Dollars	Dollars	Dollars	Dollars	Dollars
Balance at December 31, 2018	34,444,113	$110,933	$—	$—	$—	$110,933
Transition adjustment upon adoption of ASC 842, net of tax	—	28,896	—	—	—	28,896
Net income and comprehensive income	—	79	—	133	—	212
Distributions paid	—	(18,099)	—	(133)	—	(18,232)
Balance at March 31, 2019	34,444,113	$121,809	$—	$—	$—	$121,809
Vesting of incentive and director awards, net of units withheld for tax	243	4	—	—	—	4
Asset exchange with Circle K, net of tax	—	(6,357)	—	—	—	(6,357)
Net income and comprehensive income	—	6,308	—	133	—	6,441
Distributions paid	—	(18,099)	—	(133)	—	(18,232)
Balance at June 30, 2019	34,444,356	$103,665	$—	$—	$—	$103,665
Vesting of incentive and director awards, net of units withheld for tax	15,580	263	—	—	—	263
Asset exchange with Circle K, net of tax	—	(1,053)	—	—	—	(1,053)
Net income and comprehensive income	—	7,032	—	133	—	7,165
Distributions paid	—	(18,115)	—	(133)	—	(18,248)
Balance at September 30, 2019	34,459,936	$91,792	$—	$—	$—	$91,792

Balance at December 31, 2017	34,111,461	$171,337	$—	$—	$(318)	$171,019
Issuance of units to Circle K for the payment of fees under the Amended Omnibus Agreement	136,882	3,218	—	—	—	3,218
Net (loss) income and comprehensive (loss) income	—	(1,985)	—	1,180	(2)	(807)
Distributions paid	—	(21,415)	—	(1,180)	(18)	(22,613)
Balance at March 31, 2018	34,248,343	$151,155	$—	$—	$(338)	$150,817
Issuance of units to Circle K for the payment of fees under the Amended Omnibus Agreement	155,236	3,300	—	—	—	3,300
Vesting of incentive and director awards, net of units withheld for tax	29,995	642	—	—	—	642
Acquisition of leasehold interest in three sites from Circle K	—	(56)	—	—	—	(56)
Net (loss) income and comprehensive (loss) income	—	(7,068)	—	133	(3)	(6,938)
Distributions paid	—	(18,002)	—	(133)	—	(18,135)
Balance at June 30, 2018	34,433,574	$129,971	$—	$—	$(341)	$129,630
Vesting of incentive and director awards, net of units withheld for tax	10,539	(150)	—	—	341	191
Net (loss) income and comprehensive (loss) income	—	5,175	—	133	—	5,308
Distributions paid	—	(18,084)	—	(133)	—	(18,217)
Balance at September 30, 2018	34,444,113	$116,912	$—	$—	$—	$116,912

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.DESCRIPTION OF BUSINESS AND OTHER DISCLOSURES

Description of Business

Our business consists of:

•	the wholesale distribution of motor fuels;
•	the retail distribution of motor fuels to end customers at retail sites operated by commission agents or, through September 2019, us;
•	the owning or leasing of retail sites used in the retail distribution of motor fuels and, in turn, generating rental income from the lease or sublease of the retail sites; and
•	through September 2019, the operation of retail sites.

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
•

LGWS, which owns and leases (or leases and sub-leases) real estate and personal property used in the retail distribution of motor fuels, as well as provides maintenance and other services to its customers. In addition, LGWS sells motor fuel on a retail basis at sites operated by commission agents. Through September 2019, LGWS also distributed motor fuels on a retail basis and sold convenience merchandise items to end customers at company operated retail sites. Income from LGWS generally is not qualifying income under Section 7704(d) of the Internal Revenue Code.

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2018 has been derived from our audited financial statements and notes thereto as of that date.

Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We elected the package of practical expedients permitted under the transition guidance within the new standard, which allows us to not reassess: 1) whether any expired or existing contracts are or contain leases; 2) lease classifications for any expired or existing leases; and 3) initial direct costs for any existing leases. We also elected the practical expedient to not assess whether existing or expired land easements that were not previously accounted for as leases under ASC 840 are or contain a lease under ASC 842. We did not elect the hindsight practical expedient and thus did not reassess the lease term for existing leases. We did not elect the practical expedient to not separate lease components from non-lease components for any classes of assets. We made an accounting policy election to not recognize lease assets and lease liabilities on the balance sheet for leases with an initial term of one year or less. We elected the current period adjustment transition method as permitted by ASU 2018-10 and recorded a cumulative effect adjustment to equity effective January 1, 2019.

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

In order to measure our lease liability under our leases as lessee, we are required to discount our minimum rental payments using the rate implicit in the lease, unless such rate cannot be readily determined, in which case our incremental borrowing rate is used. As we do not know the amount of our lessors’ initial direct costs, we are generally unable to determine the rate implicit in our leases. As a result, we generally use our incremental borrowing rate, which is the rate we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment. We considered the rates we paid in previous financing and sale-leaseback transactions, the rates on our borrowings under our prior secured revolving credit facility and mortgage rates on commercial properties for various terms in developing our incremental borrowing rates. See Note 8 for a discussion of the New Credit Agreement (as defined below) we entered into on April 1, 2019.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Since we are not restating prior periods as part of adopting this guidance, our results for the three and nine months ended September 30, 2019 are not directly comparable to our results for periods before January 1, 2019. Specifically, payments on our failed sale-leaseback obligations were characterized as principal and interest expense in periods prior to January 1, 2019. Beginning on January 1, 2019, these payments are characterized as rent expense and thus reduce gross profit and operating income (primarily from the Wholesale segment), income before income taxes and net income relative to the results reported for periods prior to January 1, 2019.

See Notes 8, 9 and 16 for additional information.

Concentration Risk

For the nine months ended September 30, 2019, we distributed 8% of our total wholesale distribution volumes to DMS and DMS accounted for 7% of our rental income. For the nine months ended September 30, 2018, we distributed 12% of our total wholesale distribution volumes to DMS and DMS accounted for 17% of our rental income. See Note 10 for information on an amendment to the master lease and master fuel supply agreements with DMS.

In June 2018, we executed master fuel supply and master lease agreements with Applegreen, to whom we transitioned 43 sites in Florida from DMS in the third quarter of 2018. The master fuel supply and master lease agreements have an initial 10-year term with four 5-year renewal options. See Note 10 for information relating to our recapture of these sites from the master lease agreement with DMS.

For the nine months ended September 30, 2019, we distributed 7% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and received 17% of our rental income from Circle K. For the nine months ended September 30, 2018, we distributed 7% of our total wholesale distribution volume to CST retail sites that are not supplied by CST Fuel Supply and received 20% of our rental income from Circle K.

For more information regarding transactions with DMS and Circle K, see Note 10.

For the nine months ended September 30, 2019, our wholesale business purchased approximately 26%, 22%, 12% and 16% of its motor fuel from ExxonMobil, BP, Motiva and Circle K, respectively. For the nine months ended September 30, 2018, our wholesale business purchased approximately 26%, 26%, 12% and 10% of its motor fuel from ExxonMobil, BP, Motiva and Circle K, respectively. No other fuel suppliers accounted for 10% or more of our motor fuel purchases during the nine months ended September 30, 2019 and 2018.

Valero supplied substantially all of the motor fuel purchased by CST Fuel Supply during all periods presented.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. ASSET EXCHANGE TRANSACTIONS WITH CIRCLE K

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Second Asset Exchange

On September 5, 2019, the closing of the second separate tranche of asset exchanges under the Asset Exchange Agreement occurred (the “Second Asset Exchange”). In this Second Asset Exchange, Circle K transferred to the Partnership 56 (51 fee and 5 leased) U.S. company-operated convenience and fuel retail stores having an aggregate fair value of approximately $50.2 million, and the Partnership transferred to Circle K the real property for 19 of the master lease properties having an aggregate fair value of approximately $51.4 million.

In connection with the closing of the First Asset Exchange and Second Asset Exchange (collectively, the “Closed Asset Exchange Transactions”), the stores transferred by Circle K were dealerized as contemplated by the Asset Exchange Agreement and Circle K’s rights under the dealer agreements and agent agreements that were entered into in connection therewith were assigned to the Partnership. Additionally, at the closing of the First Asset Exchange, LGW and Circle K entered into a Sub-Jobber Agreement, dated as of May 21, 2019 (the “Sub-Jobber Agreement”), pursuant to which Circle K will supply fuel to LGW for resale to the dealers at the stores that Circle K transferred to the Partnership in the Closed Asset Exchange Transactions. While there is no minimum or maximum quantity of products that LGW is required to purchase from Circle K, for each store location covered by the Sub-Jobber Agreement, LGW must purchase from Circle K all of the requirements for motor fuel at the stores covered by the Sub-Jobber Agreement, except in certain limited circumstances described in the Sub-Jobber Agreement. The term of the Sub-Jobber Agreement will expire on May 21, 2024, unless earlier terminated by either party in accordance with the terms of the Sub-Jobber Agreement. Circle K also has the right to grant temporary extensions of the Sub-Jobber Agreement of up to 180 days per extension.

After each subsequent separate “tranche” closing under the Asset Exchange Agreement, the Sub-Jobber Agreement will be amended by agreement of LGW and Circle K to add the store locations acquired by the Partnership at such closing to the Sub-Jobber Agreement.

The purchases and sales were accounted for as transactions between entities under common control. As such, the sites divested were recorded as a charge against equity. The sites acquired were recorded at carryover book basis from Circle K’s balance sheet as a contribution to equity.

We recorded the following to reflect the divestiture of the CAPL Properties in the Closed Asset Exchange Transactions with the net assets divested recorded through equity (in thousands).

	First Asset Exchange	Second Asset Exchange
Property and equipment, net	$40,686	$37,955
Right-of-use assets, net	3,077	—
Intangible assets, net	2,135	—
Total assets	$45,898	$37,955

Current portion of operating lease obligations	$448	$—
Operating lease obligations, less current portion	2,629	—
Deferred income taxes	4,804	(151)
Asset retirement obligations	821	318
Total liabilities	$8,702	$167
Net assets divested	$37,196	$37,788

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded the following to reflect the acquisition of the CK Properties in the Closed Asset Exchange Transactions with the net assets acquired recorded through equity (in thousands).

	First Asset Exchange	Second Asset Exchange
Property and equipment, net	$35,345	$36,891
Right-of-use assets, net	1,956	781
Total assets	$37,301	$37,672

Current portion of operating lease obligations	$563	$241
Operating lease obligations, less current portion	1,393	540
Deferred income taxes	(2,282)	(2,368)
Asset retirement obligations	1,887	1,617
Total liabilities	$1,561	$30
Net assets acquired	$35,740	$37,642

Net decrease in net assets	$(1,456)	$(146)
Note receivable from Circle K(a)	234	1,171
Income tax liability incurred on sale	(5,135)	(2,078)
Net charge to equity	$(6,357)	$(1,053)
(a)

Because the fair value of the properties divested to Circle K was $0.2 million greater than the fair value of the properties acquired from Circle K in the First Asset Exchange and $1.2 million greater than the fair value of the properties acquired from Circle K in the Second Asset Exchange, we recognized a receivable for $1.4 million.

In connection with the closing of the First Asset Exchange, we received $2.8 million in cash from Circle K during the second quarter of 2019 as consideration primarily for 1) inventory transferred by us to Circle K at the 17 company operated sites; and 2) security deposits from dealers assigned by Circle K to us. In connection with the closing of the Second Asset Exchange, we received $0.3 million in cash from Circle K during the third quarter of 2019 as consideration primarily for security deposits from dealers assigned by Circle K to us.

The third tranche is anticipated to close in the first quarter of 2020, subject to approval by the independent conflicts committee of the Board. All sites are anticipated to be exchanged by the end of the first quarter of 2020.

Note 3. ASSETS HELD FOR SALE

We have classified twelve sites and two sites as held for sale at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, assets held for sale include four sites acquired in the Second Asset Exchange, of which three are anticipated to be sold but will continue to be supplied under long-term supply agreements. Assets held for sale are expected to be sold within one year of such classification and consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Land	$4,324	$2,029
Buildings and site improvements	1,776	417
Equipment	1,140	238
Total	7,240	2,684
Less accumulated depreciation	(1,409)	(466)
Assets held for sale	$5,831	$2,218

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. INVENTORIES

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Retail site merchandise	$—	$7,085
Motor fuel	5,841	6,998
Inventories	$5,841	$14,083

See Note 2 for additional information related to the May 2019 closing of the first tranche of the asset exchange with Circle K and Note 16 for additional information related to the dealerization of our company operated sites.

Note 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Land	$264,698	$283,137
Buildings and site improvements	300,732	361,579
Leasehold improvements	8,576	7,936
Equipment	191,838	184,653
Construction in progress	7,765	3,841
Property and equipment, at cost	773,609	841,146
Accumulated depreciation and amortization	(191,049)	(193,733)
Property and equipment, net	$582,560	$647,413

As a result of the adoption of ASC 842, on January 1, 2019, we recorded a transition adjustment removing the $42.0 million of property and equipment, net, recorded on the December 31, 2018 balance sheet related to leases previously accounted for as failed sale-leaseback transactions. See Note 1 for additional information.

As discussed in Note 8, we lease sites under our Getty Lease, for which the building and equipment components are classified as a finance lease. The right-of-use asset associated with this finance lease is included in the table above and totaled $14.6 million at September 30, 2019, net of accumulated amortization. Amortization of this right-of-use asset is included in depreciation, amortization and accretion expense on the statement of operations and amounted to $0.5 million and $1.8 million for the three and nine months ended September 30, 2019.

We recorded impairment charges totaling $1.8 million during the three and nine months ended September 30, 2019 related to certain sites classified within assets held for sale and certain vacant land properties.

We recorded impairment charges totaling $8.9 million during the nine months ended September 30, 2018 related to the FTC-required divestitures, included within depreciation, amortization and accretion expense on the statement of operations. The impairment charges include $1.2 million of wholesale fuel distribution rights and $0.3 million of goodwill, most of which related to the Retail segment.

See Note 2 for additional information on the closings of the first two tranches of the asset exchange with Circle K.

Note 6. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	September 30, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$124,479	$(77,256)	$47,223	$126,734	$(69,265)	$57,469
Trademarks	1,078	(1,055)	23	1,095	(1,006)	89
Covenant not to compete	4,552	(4,220)	332	4,581	(4,077)	504
Below market leases	—	—	—	11,177	(10,176)	1,001
Total intangible assets	$130,109	$(82,531)	$47,578	$143,587	$(84,524)	$59,063

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the adoption of ASC 842, on January 1, 2019, we recorded a transition adjustment reclassifying below market lease intangible assets (and above market lease liabilities) to the right-of-use asset. See Note 1 for additional information.

See Note 2 for additional information on the May 2019 closing of the first tranche of the asset exchange with Circle K.

Note 7. GOODWILL

Changes in goodwill during the three and nine months ended September 30, 2019 were as follows (in thousands):

	Wholesale Segment	Retail Segment	Consolidated
Balance at December 31, 2018	$69,687	$19,077	$88,764
Reassignment	4,451	(4,451)	—
Balance at September 30, 2019	$74,138	$14,626	$88,764

As a result of converting our remaining company-operated sites to dealer-operated sites in the third quarter of 2019 and the resulting reduction in future cash flows in the Retail segment and the expected increase in future cash flows that will be received by the Wholesale segment subsequent to the date of conversion, $4.5 million of the goodwill originally assigned to the Retail segment was reassigned to the Wholesale segment. See Note 16 for additional information on the dealerization of our company operated sites.

Note 8. DEBT

Our balances for long-term debt and finance lease obligations are as follows (in thousands):

	September 30,	December 31,
	2019	2018
Revolving credit facility	$504,000	$498,000
Finance lease obligations	23,219	24,927
Total debt and finance lease obligations	527,219	522,927
Current portion	2,427	2,296
Noncurrent portion	524,792	520,631
Deferred financing costs, net	4,020	1,355
Noncurrent portion, net of deferred financing costs	$520,772	$519,276

As of September 30, 2019, future principal payments on debt and future minimum rental payments on finance lease obligations were as follows (in thousands):

	Debt	Finance Lease Obligations	Total
2019	$—	$775	$775
2020	—	3,166	3,166
2021	—	3,266	3,266
2022	—	3,367	3,367
2023	—	3,469	3,469
Thereafter	504,000	12,307	516,307
Total future payments	504,000	26,350	530,350
Less interest component	—	3,131	3,131
	504,000	23,219	527,219
Current portion	—	2,427	2,427
Long-term portion	$504,000	$20,792	$524,792

Our borrowings under the revolving credit facility had a weighted-average interest rate of 4.31% as of September 30, 2019 (LIBOR plus an applicable margin, which was 2.25% as of September 30, 2019). Letters of credit outstanding at September 30, 2019 and December 31, 2018 totaled $5.4 million and $5.2 million, respectively. The amount of availability under the credit facility at September 30, 2019, after taking into consideration debt covenant restrictions, was $120.5 million.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Standby letters of credit are permissible under the New Credit Agreement up to an aggregate amount of $65.0 million. Standby letters of credit are subject to a 0.125% fronting fee and other customary administrative charges. Standby letters of credit will accrue a fee at a rate based on the applicable margin of LIBOR loans.

The New Credit Agreement also contains certain financial covenants. For each quarter ending on or after September 30, 2019, we are required to maintain a consolidated leverage ratio for the most recently completed four fiscal quarters of 4.75 to 1.00. Such threshold is increased to 5.50 to 1.00 for the quarter during a specified acquisition period (as defined in the New Credit Agreement). Upon the occurrence of a qualified note offering (as defined in the New Credit Agreement), the consolidated leverage ratio when not in a specified acquisition period is increased to 5.25 to 1.00, while the specified acquisition period threshold remains 5.50 to 1.00. Upon the occurrence of a qualified note offering, we are also required to maintain a consolidated senior secured leverage ratio (as defined in the New Credit Agreement) for the most recently completed four fiscal quarter period of not greater than 3.75 to 1.00. Such threshold is increased to 4.00 to 1.00 for the quarter during a specified acquisition period. We are also required to maintain a consolidated interest coverage ratio (as defined in the New Credit Agreement) of at least 2.50 to 1.00. As of September 30, 2019, we were in compliance with these financial covenants.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance Lease Obligations

In May 2012, the Predecessor Entity entered into a 15-year master lease agreement with renewal options of up to an additional 20 years with Getty Realty Corporation. Since then, the agreement has been amended from time to time to add or remove retail sites. As of September 30, 2019, we lease 114 sites under this lease with a weighted-average remaining lease term of 7.6 years. We pay fixed rent, which increases 1.5% per year. In addition, the lease requires variable lease payments based on gallons of motor fuel sold.

Because the fair value of the land at lease inception was estimated to represent more than 25% of the total fair value of the real property subject to the lease, the land element of the lease was analyzed for operating or capital treatment separately from the rest of the property subject to the lease. The land element of the lease was classified as an operating lease and all of the other property was classified as a capital lease. This assessment was not required to be reassessed upon adoption of ASC 842. As such, future minimum rental payments are included in both the finance lease obligations table above as well as the operating lease table in Note 9.

The weighted-average discount rate for this finance lease obligation at September 30, 2019 was 3.5%. Interest on this finance lease obligation amounted to $0.2 million and $0.6 million for the three and nine months ended September 30, 2019, respectively.

Note 9. OPERATING LEASES

Operating Leases of Retail Sites as Lessee

We lease approximately 400 retail sites from third parties under certain non-cancelable operating leases that expire from time to time through 2033. The weighted-average remaining lease term was 5.9 years as of September 30, 2019.

Lease expense for the three and nine months ended September 30, 2019 was classified in the statement of operations as follows (in thousands):

	Three Months	Nine Months
Cost of sales	$7,003	$20,475
Operating expenses	29	379
General and administrative expenses	171	513
Total	$7,203	$21,367

Variable lease payments included in the above table are based on future inflation, revenues or volumes and totaled $0.5 million and $1.4 million for the three and nine months ended September 30, 2019, respectively. Short-term lease payments included in the table above that are excluded from the lease liability were $0.1 million and $0.4 million for the three and nine months ended September 30, 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities under operating leases totaled $6.5 million and $19.3 million for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2019, future minimum rental payments under operating leases, excluding variable lease payments or short-term lease payments, were as follows (in thousands). The weighted-average discount rate as of September 30, 2019 was 6.9%.

2019	$6,325
2020	23,756
2021	21,065
2022	19,472
2023	17,434
Thereafter	81,074
Total future minimum rental payments	169,126
Less impact of discounting	43,960
125,166
Current portion	23,615
Long-term portion	$101,551

Most lease agreements include provisions for renewals. We generally do not include renewal options in our lease term for purposes of measuring our lease liabilities and right-of-use assets unless the sublease to our customer extends beyond the term of the head lease.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Substantially all these retail sites are then subleased to lessee dealers (including DMS) or commission agents under leases with terms generally ranging from one to ten years and which may include renewal options. Sublease rental income amounted to $9.6 million and $28.3 million for the three and nine months ended September 30, 2019, respectively.

Operating Leases of Retail Sites as Lessor

Motor fuel stations are leased to tenants under operating leases with various expiration dates ranging through 2033. Most lease agreements include provisions for renewals. We generally do not include renewal options in our lease term. Future minimum rental payments under non-cancelable operating leases with third parties, Circle K and DMS as of September 30, 2019 were as follows (in thousands):

	Third Party	Circle K	DMS	Total
2019	$13,257	$2,173	$1,199	$16,629
2020	48,906	8,692	4,885	62,483
2021	43,064	8,692	4,946	56,702
2022	32,603	8,692	5,018	46,313
2023	25,284	8,692	5,091	39,067
Thereafter	88,885	20,535	23,548	132,968
Total future minimum rental payments	$251,999	$57,476	$44,687	$354,162

The future minimum rental payments presented above do not include contingent rent based on future inflation, future revenues or volumes of the lessee or non-lease components for amounts that may be received as tenant reimbursements for certain operating costs.

Deferred rent income from straight-line rent relates to the cumulative amount by which straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement and totaled $6.5 million and $6.3 million at September 30, 2019 and December 31, 2018, respectively.

Note 10. RELATED-PARTY TRANSACTIONS

Transactions with Circle K

Fuel Sales and Rental Income

We sell wholesale motor fuel under a master fuel distribution agreement to 47 Circle K retail sites and lease real property on 46 retail sites to Circle K under a master lease agreement, each having initial 10-year terms. The master fuel distribution agreement provides us with a fixed wholesale mark-up per gallon. The master lease agreement is a triple net lease.

Revenues from wholesale fuel sales and real property rental income from Circle K were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues from motor fuel sales to Circle K	$40,435	$46,060	$116,056	$125,627
Rental income from Circle K	3,367	4,198	11,539	12,593

Accounts receivable from Circle K for fuel amounted to $3.1 million and $2.6 million at September 30, 2019 and December 31, 2018, respectively.

CST Fuel Supply Equity Interests

CST Fuel Supply provides wholesale motor fuel distribution to the majority of CST’s legacy U.S. retail sites at cost plus a fixed markup per gallon. Since July 1, 2015, we have owned a 17.5% total interest in CST Fuel Supply. We account for the income derived from our equity interest of CST Fuel Supply as “Income from CST Fuel Supply equity interests” on our statement of operations, which amounted to $3.9 million and $3.5 million for the three months ended September 30, 2019 and 2018, respectively and $11.1 million and $11.0 million for the nine months ended September 30, 2019 and 2018, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase of Fuel from Circle K

During the nine months ended September 30, 2019, we purchased the fuel supplied to the following sets of sites from Circle K:

•	retail sites acquired in the Jet-Pep Assets acquisition;
•

Franchised Holiday Stores in the Upper Midwest; we also pay a franchise fee to Circle K, which amounted to $0.1 million and $0.4 million for the three months ended September 30, 2019 and 2018 and $0.5 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively;

•	retail sites in which we have a leasehold interest that we acquired from Circle K in March and May of 2018 for $0.5 million;
•	retail sites acquired from CST in February 2015;
•	retail sites acquired from Circle K in the first two tranches of the asset exchange; and
•	certain other retail sites at which we are evaluating our fuel supply options.

In total, we purchased $82.3 million and $52.7 million of motor fuel from Circle K for the three months ended September 30, 2019 and 2018, and $193.8 million and $154.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Effective February 1, 2018, Couche-Tard began renegotiating fuel carrier agreements, including our wholesale transportation agreements, with third party carriers. The independent conflicts committee of our Board approved an amendment to the Amended Omnibus Agreement effective February 1, 2018 providing for the payment by us to an affiliate of Couche-Tard of a commission based on the volume purchased by us on the renegotiated wholesale transportation contracts. This commission is to compensate such affiliate of Couche-Tard for its services in connection with the renegotiations of our fuel carrier agreements with third party carriers, which resulted in overall reductions in transportation costs to us. This commission amounted to $0.2 million and $0.1 million for the three months ended September 30, 2019 and 2018 and $0.7 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively.

Amounts payable to Circle K related to these fuel purchases and freight commissions totaled $10.3 million and $4.3 million at September 30, 2019 and December 31, 2018, respectively.

Amended Omnibus Agreement and Management Fees

We incurred expenses under the Amended Omnibus Agreement, including incentive compensation costs and non-cash stock-based compensation expense, totaling $3.0 million and $2.9 million for the three months ended September 30, 2019 and 2018, and $8.6 million and $8.9 million for the nine months ended September 30, 2019 and 2018, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statement of operations. Amounts payable related to Circle K related to expenses incurred by Circle K in accordance with the Amended Omnibus Agreement totaled $23.5 million and $20.2 million at September 30, 2019 and December 31, 2018, respectively.

On October 29, 2019, the Amended Omnibus Agreement was amended and restated, effective as of April 29, 2019, to: a) remove references to fixed and variable management fees and call for a simplified quarterly settlement based on actual underlying costs incurred by Circle K; and b) permit for a one-time charge of $183,000 from Circle K to us related to costs incurred by Circle K in connection with the strategic review of our fuel supply.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IDR and Common Unit Distributions

We distributed $0.1 million to Circle K related to its ownership of our IDRs and $3.9 million related to its ownership of our common units during the three months ended September 30, 2019 and 2018, respectively. We distributed $0.4 million and $1.4 million to Circle K related to its ownership of our IDRs and $11.8 million and $12.3 million related to its ownership of our common units during the nine months ended September 30, 2019 and 2018, respectively.

Transactions with Affiliates of Members of the Board

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from motor fuel sales and rental income from DMS were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues from motor fuel sales to DMS	$35,308	$68,987	$110,008	$201,283
Rental income from DMS	1,485	3,078	4,871	10,768

Accounts receivable from DMS totaled $4.5 million and $5.6 million at September 30, 2019 and December 31, 2018, respectively.

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

During the third quarter of 2019, DMS gave notice to sever 12 sites in early 2020 from the master lease and master fuel supply agreements, resulting in the write-off of deferred rent income of $0.6 million, classified within the loss on dispositions and lease terminations, net line item of the statement of operations.

During the second quarter of 2018, in connection with the transition of 43 sites in Florida from DMS to Applegreen, we accrued a $3.8 million contract termination payment paid in cash to DMS during the third quarter of 2018. This payment was approved by the independent conflicts committee of our Board. Additionally, we recorded a $2.2 million charge to write off deferred rent income related to our recapture of these sites from the master lease agreement with DMS. These charges are included in loss on dispositions and lease terminations, net in the statement of operations. See Note 1 for additional information on the agreements entered into with Applegreen.

Revenues from rental income from Topstar, an entity affiliated with a member of the Board, were $0.1 million and $0.2 million for the three and nine months ended September 30, 2019 and 2018, respectively.

CrossAmerica leases real estate from certain entities affiliated with Joseph V. Topper, Jr., a member of the Board. Rent expense paid to these entities was $0.3 million and $0.8 million for the three and nine months ended September 30, 2019 and 2018, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are performed by an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.1 million and $0.1 million for the three months ended September 30, 2019 and 2018 and $0.7 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively. Accounts payable to this related party amounted to $0.2 million at September 30, 2019 and December 31, 2018.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We sublease office space from Circle K that Circle K leases from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board. Rent expense amounted to $0.2 million and $0.5 million for the three and nine months ended September 30, 2019 and 2018, respectively.

Public Relations and Website Consulting Services

We have engaged a company affiliated with a member of the Board for public relations and website consulting services. The cost of these services was insignificant for the three and nine months ended September 30, 2019 and 2018.

Note 11. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. In the event we fail to purchase the required minimum volume for a given contract year, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. We did not incur any significant penalties during the nine months ended September 30, 2019 or 2018.

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

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $3.5 million and $3.6 million at September 30, 2019 and December 31, 2018, respectively. Indemnification assets related to third-party escrow funds, state funds or insurance recorded on the balance sheet within other current assets and other noncurrent assets totaled $3.1 million and $3.2 million at September 30, 2019 and December 31, 2018, respectively. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

Note 12. FAIR VALUE MEASUREMENTS

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the nine months ended September 30, 2019 or the year ended December 31, 2018.

As further discussed in Note 13, we have accrued for unvested phantom units and phantom performance units as a liability and adjust that liability on a recurring basis based on the market price of our common units each balance sheet date. Such fair value measurements are deemed Level 1 measurements.

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of September 30, 2019 and December 31, 2018 due to the short-term maturity of these instruments. The fair value of the revolving credit facility approximated its carrying values of $504.0 million at September 30, 2019 and $498.0 million at December 31, 2018, due to the frequency with which interest rates are reset and the consistency of the market spread. See Note 8 for a discussion of the New Credit Agreement we entered into on April 1, 2019.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. EQUITY-BASED COMPENSATION

Partnership Equity-Based Awards

CrossAmerica equity-based award activity was as follows:

	Employees of Circle K		Directors
	Phantom Units	Phantom Performance Units	Phantom Units	Total
Nonvested at December 31, 2018	827	13,607	15,580	30,014
Forfeited	—	(717)	—	(717)
Nonvested at March 31, 2019	827	12,890	15,580	29,297
Vested	(407)	—	—	(407)
Nonvested at June 30, 2019	420	12,890	15,580	28,890
Granted	—	14,712	16,440	31,152
Vested	—	—	(15,580)	(15,580)
Nonvested at September 30, 2019	420	27,602	16,440	44,462

Equity-based compensation expense related to these awards was $0.1 million for both the three months ended September 30, 2019 and 2018 and $0.3 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively. The liability related to these awards totaled $0.2 million and $0.1 million at September 30, 2019 and December 31, 2018, respectively.

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

CST Equity-Based Awards

Equity-based compensation expense for CST equity-based awards charged to us under the Amended Omnibus Agreement amounted to $0.1 million and $0.2 million for the three and nine months ended September 30, 2019 and 2018, respectively. Unrecognized compensation expense associated with CST equity-based awards amounted to $0.1 million at September 30, 2019 and $0.3 million as of December 31, 2018, which will be recognized over the vesting term through January 2020.

Note 14. INCOME TAXES

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 2, we removed $4.8 million of net deferred tax liabilities and recorded income taxes payable of $5.1 million with respect to the divested sites in connection with the closing of the First Asset Exchange. We also recorded $2.3 million of net deferred tax assets with respect to the acquired sites in connection with the closing of the First Asset Exchange. Also as discussed in Note 2, we removed $0.2 million of net deferred tax assets and recorded income taxes payable of $2.1 million with respect to the divested sites in connection with the closing of the Second Asset Exchange. We also recorded $2.4 million of net deferred tax assets with respect to the acquired sites in connection with the closing of the Second Asset Exchange. Each of these adjustments was recorded through equity based on accounting guidance for transactions between entities under common control.

We recorded income tax (benefit) expense of $(1.2) million and $0.3 million for the three months ended September 30, 2019 and 2018 and $(0.7) million and $(2.1) million for the nine months ended September 30, 2019 and 2018, respectively, as a result of the (losses) income generated by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only LGWS is subject to income tax.

Note 15. NET INCOME PER LIMITED PARTNER UNIT

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

The following tables provide a reconciliation of net income (loss) and weighted-average units used in computing basic and diluted net income (loss) per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Distributions paid	$18,115	$18,084	$54,313	$57,501
Allocation of distributions in excess of net income (loss)	(11,083)	(12,909)	(40,894)	(61,379)
Limited partners’ interest in net income (loss) - basic and diluted	$7,032	$5,175	$13,419	$(3,878)
Denominator:
Weighted-average limited partnership units outstanding - basic	34,453,162	34,439,416	34,447,185	34,311,998
Adjustment for phantom and phantom performance units(a)	10,865	—	538	—
Weighted-average limited partnership units outstanding - diluted	34,464,027	34,439,416	34,447,723	34,311,998
Net income (loss) per limited partnership unit - basic and diluted	$0.20	$0.15	$0.39	$(0.11)

Distributions paid per common unit	$0.5250	$0.5250	$1.5750	$1.6775
Distributions declared (with respect to each respective period) per common unit	$0.5250	$0.5250	$1.5750	$1.5750

(a)

Excludes 21,393 and 15,521 potentially dilutive securities from the calculation of diluted earnings per common unit because to do so would be antidilutive for the three and nine months ended September 30, 2018.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions

Distribution activity for 2019 is as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2018	February 11, 2019	February 19, 2019	$0.5250	$18,099
March 31, 2019	May 6, 2019	May 13, 2019	0.5250	18,099
June 30, 2019	July 30, 2019	August 6, 2019	0.5250	18,115
September 30, 2019	November 5, 2019	November 12, 2019	0.5250	18,115

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Note 16. SEGMENT REPORTING

We conduct our business in two segments: 1) the Wholesale segment and 2) the Retail segment. The Wholesale segment includes the wholesale distribution of motor fuel to lessee dealers, independent dealers, commission agents, DMS, Circle K and, through September 2019, company operated retail sites. We have exclusive motor fuel distribution contracts with lessee dealers who lease the property from us. We also have exclusive distribution contracts with independent dealers to distribute motor fuel but do not collect rent from the independent dealers. Similar to lessee dealers, we have motor fuel distribution agreements with DMS and Circle K and collect rent from both. The Retail segment includes the retail sale of motor fuel at retail sites operated by commission agents and through September 2019, the sale of convenience merchandise items and the retail sale of motor fuel at company operated retail sites. A commission agent is a retail site where we retain title to the motor fuel inventory and sell it directly to our end user customers. At commission agent retail sites, we manage motor fuel inventory pricing and retain the gross profit on motor fuel sales, less a commission to the agent who operates the retail site. Similar to our Wholesale segment, we also generate revenues through leasing or subleasing real estate in our Retail segment.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended September 30, 2019
Revenues from fuel sales to external customers	$426,161	$99,935	$—	$526,096
Intersegment revenues from fuel sales	76,491	—	(76,491)	—
Revenues from food and merchandise sales	—	9,729	—	9,729
Rent income	20,734	2,187	—	22,921
Other revenue	990	—	—	990
Total revenues	$524,376	$111,851	$(76,491)	$559,736

Income from CST Fuel Supply equity interests	$3,927	$—	$—	$3,927
Operating income (loss)(a)	$31,519	$523	$(19,693)	$12,349

Three Months Ended September 30, 2018
Revenues from fuel sales to external customers	$473,682	$148,155	$—	$621,837
Intersegment revenues from fuel sales	117,468	—	(117,468)	—
Revenues from food and merchandise sales	—	27,039	—	27,039
Rent income	19,128	2,021	—	21,149
Other revenue	785	—	—	785
Total revenues	$611,063	$177,215	$(117,468)	$670,810

Income from CST Fuel Supply equity interests	$3,479	$—	$—	$3,479
Operating income (loss)(a)	$30,022	$2,065	$(18,435)	$13,652

Nine Months Ended September 30, 2019
Revenues from fuel sales to external customers	$1,198,486	$320,344	$—	$1,518,830
Intersegment revenues from fuel sales	247,381	—	(247,381)	—
Revenues from food and merchandise sales	—	49,382	—	49,382
Rent income	60,188	6,331	—	66,519
Other revenue	2,319	—	—	2,319
Total revenues	$1,508,374	$376,057	$(247,381)	$1,637,050

Income from CST Fuel Supply equity interests	$11,087	$—	$—	$11,087
Operating income (loss)(a)	$85,487	$2,430	$(54,036)	$33,881

Nine Months Ended September 30, 2018
Revenues from fuel sales to external customers	$1,333,244	$422,966	$—	$1,756,210
Intersegment revenues from fuel sales	332,978	—	(332,978)	—
Revenues from food and merchandise sales	—	75,759	—	75,759
Rent income	58,277	6,054	—	64,331
Other revenue	2,375	—	—	2,375
Total revenues	$1,726,874	$504,779	$(332,978)	$1,898,675

Income from CST Fuel Supply equity interests	$11,024	$—	$—	$11,024
Operating income (loss)(a)	$86,373	$5,312	$(72,177)	$19,508

(a)

As discussed in Note 1, as a result of the adoption of ASC 842, operating income for the three and nine months ended September 30, 2019 is not comparable to operating income for the three and nine months ended September 30, 2018. Most significantly, payments on our previous failed sale-leaseback obligations were characterized as principal and interest expense in periods prior to 2019. Starting in 2019, these payments are characterized as rent expense and thus reduce operating income. These payments for the Wholesale and Retail segments amounted to approximately $1.7 million and $0.1 million for the three months ended September 30, 2018 and $5.0 million and $0.4 million for the nine months ended September 30, 2018, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Receivables relating to the revenue streams above are as follows (in thousands):

	September 30,	December 31,
	2019	2018
Receivables from fuel and merchandise sales	$25,584	$19,247
Receivables for rent and other lease-related charges	7,271	6,610
Total accounts receivable	$32,855	$25,857

Performance obligations are satisfied as fuel is delivered to the customer. Many of our contracts with our customers include minimum purchase volumes measured on a monthly basis, although such revenue is not material. Receivables from fuel are recognized on a per-gallon rate and are generally collected within 10 days of delivery.

The balance of unamortized costs incurred to obtain certain contracts with customers was $6.7 million and $5.7 million at September 30, 2019 and December 31, 2018, respectively. Amortization of such costs is recorded against operating revenues and amounted to $0.3 million and $0.7 million for the three and nine months ended September 30, 2019 and 2018, respectively.

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

In June 2019, we entered into master fuel supply and master lease agreements with Applegreen. During the third quarter of 2019, we dealerized 46 company operated Upper Midwest sites. The master fuel supply and master lease agreements have an initial 10-year term with four 5-year renewal options. Base rent generally increases by 1.5% annually, including during the renewal options. Applegreen has the right to sever up to 10 specifically identified sites, for which notice must be provided prior to the end of the first year, and the effective date will be after the second year. Applegreen has the right to sever up to eight of the remaining 36 sites with proper notice. We have committed to making certain EMV upgrades at these 46 sites totaling approximately $2.2 million by October 1, 2020.

In connection with the conversion of these company operated sites in our Retail segment to lessee dealer sites in our Wholesale segment, we recognized a $0.5 million loss on sale of inventory to Applegreen, classified within the loss on dispositions and lease terminations, net line item of the statement of operations. As further discussed in Note 7, we also reassigned $4.5 million of goodwill from the Retail segment to the Wholesale segment.

As a result of this transition, we do not have any company operated sites as of September 30, 2019, and our sole focus is on our wholesale and commission operations.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Decrease (increase):
Accounts receivable	$(6,053)	$999
Accounts receivable from related parties	(2,087)	(413)
Inventories	7,665	(914)
Other current assets	(1,313)	407
Other assets	(3,169)	304
Increase (decrease):
Accounts payable	7,747	3,158
Accounts payable to related parties	8,555	380
Motor fuel taxes payable	1,875	(1,144)
Accrued expenses and other current liabilities	(7,142)	(871)
Other long-term liabilities	2,132	(2,305)
Changes in operating assets and liabilities, net of acquisitions	$8,210	$(399)

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

Supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash paid for interest	$20,605	$23,145
Cash paid for income taxes, net of refunds received	3,393	1,385

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2019	2018
Amended Omnibus Agreement fees settled in our common units	$—	$6,518
Lease liabilities arising from obtaining right-of-use assets	2,879	—
Net charge to equity as a result of the Closed Asset Exchange Transactions	(7,410)	—

Note 18. SEPARATION BENEFITS

As discussed in Note 16, we dealerized the remaining 46 company operated sites in the third quarter of 2019. As a result of communicating a plan to exit the company operated business, we recorded separation benefit costs totaling $0.4 million in the first quarter of 2019, which is anticipated to be paid by early 2020.

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

•

Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three and nine months ended September 30, 2019 and 2018 and non-GAAP financial measures.

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

Recent Developments

Asset Exchange Transactions with Circle K

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

Second Asset Exchange

On September 5, 2019, the closing of the second separate tranche of asset exchanges under the Asset Exchange Agreement occurred (the “Second Asset Exchange”). In this Second Asset Exchange, Circle K transferred to the Partnership 56 (51 fee and 5 leased) U.S. company-operated convenience and fuel retail stores having an aggregate fair value of approximately $50.2 million, and the Partnership transferred to Circle K the real property for 19 of the master lease properties having an aggregate fair value of approximately $51.4 million.

In connection with the closing of the First Asset Exchange and the Second Asset Exchange (collectively, the “Closed Asset Exchange Transactions”), the stores transferred by Circle K were dealerized as contemplated by the Asset Exchange Agreement and Circle K’s rights under the dealer agreements and agent agreements that were entered into in connection therewith were assigned to the Partnership. Additionally, at the closing of the First Asset Exchange, LGW, a wholly-owned subsidiary of the Partnership, and Circle K entered into a Sub-Jobber Agreement, dated as of May 21, 2019 (the “Sub-Jobber Agreement”), pursuant to which Circle K will supply fuel to LGW for resale to the dealers at the stores that Circle K transferred to the Partnership in the Closed Asset Exchange Transactions. While there is no minimum or maximum quantity of products that LGW is required to purchase from Circle K, for each store location covered by the Sub-Jobber Agreement, LGW must purchase from Circle K all of the requirements for motor fuel at the stores covered by the Sub-Jobber Agreement, except in certain limited circumstances described in the Sub-Jobber Agreement. The term of the Sub-Jobber Agreement will expire on May 21, 2024, unless earlier terminated by either party in accordance with the terms of the Sub-Jobber Agreement. Circle K also has the right to grant temporary extensions of the Sub-Jobber Agreement of up to 180 days per extension.

After each subsequent separate “tranche” closing under the Asset Exchange Agreement, the Sub-Jobber Agreement will be amended by agreement of LGW and Circle K to add the store locations acquired by the Partnership at such closing to the Sub-Jobber Agreement.

The third tranche is anticipated to close in the first quarter of 2020, subject to approval by the independent conflicts committee of the Board. All sites are anticipated to be exchanged by the end of the first quarter of 2020.

See Note 2 to the financial statements for additional information.

Dealerization of Our Remaining Company Operated Sites

In June 2019, we entered into master fuel supply and master lease agreements with Applegreen. During the third quarter of 2019, we dealerized 46 company operated Upper Midwest sites. The master fuel supply and master lease agreements have an initial 10-year term with four 5-year renewal options. Base rent generally increases by 1.5% annually, including during the renewal options. Applegreen has the right to sever up to 10 specifically identified sites, for which notice must be provided prior to the end of the first year, and the effective date will be after the second year. Applegreen has the right to sever up to eight of the remaining 36 sites with proper notice. We have committed to making certain EMV upgrades at these 46 sites by October 1, 2020.

As a result of this transition, we do not have any company operated sites and our sole focus is on our wholesale and commission operations.

See Note 16 to the financial statements for additional information.

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

See Note 8 to the financial statements for additional information.

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

From the time of the November 2017 Jet-Pep acquisition through October 31, 2018, we purchased motor fuel for our Jet-Pep Assets from Circle K at Circle K’s cost plus terminal and administration fees of $0.015 per gallon. Circle K’s cost to supply these sites included price fluctuations associated with index-based motor fuel pricing for pipeline delivery and the generation and sale of Renewable Identification Numbers (“RINs”). Effective November 1, 2018, we amended our contract with Circle K such that our cost is based on a rack-based price, which reduces our exposure to price fluctuations inherent in the previous pricing methodology. We completed the upgrades of dispensers and the rebranding of substantially all these sites to a major fuel supplier in the third quarter of 2019 and anticipate a positive impact on volume and fuel margin.

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

See “Recent Developments—Dealerization of Our Remaining Company Operated Sites” in Item 2 and Note 16 to the financial statements for information on the dealerization of our remaining company operated sites in the third quarter of 2019. As a result of this transition, we do not have any company operated sites and our sole focus is on our wholesale and commission operations.

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

Impact of Inflation

Inflation affects our financial performance by increasing certain of our operating expenses and cost of goods sold. Operating expenses include labor costs, leases, and general and administrative expenses. While our Wholesale segment benefits from higher Terms Discounts as a result of higher fuel costs, inflation could negatively impact our operating expenses. Although we have historically been able to pass on increased costs through price increases, there can be no assurance that we will be able to do so in the future.

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

•	On April 1, 2019, we entered into a new credit facility as further discussed in “Liquidity and Capital Resources—Debt” and Note 8 to the financial statements.
•

On May 21, 2019 and September 5, 2019, we completed the Closed Asset Exchange Transactions as further discussed in “Recent Developments—Asset Exchange Transactions with Circle K” and Note 2 to the financial statements.

Adoption of ASC 842

As further discussed in Notes 1 and 16 to the financial statements, we adopted ASC 842 effective January 1, 2019, and as a result, our results for the three and nine months ended September 30, 2019 are not directly comparable to the results for the three and nine months ended September 30, 2018. Most significantly, payments on our previous failed sale-leaseback obligations were characterized as principal and interest expense in periods prior to 2019. Starting in 2019, these payments are characterized as rent expense. These payments for the Wholesale and Retail segments amounted to approximately $1.7 million and $0.1 million for the three months ended September 30, 2018 and $5.0 million and $0.4 million for the nine months ended September 30, 2018, respectively. Of the total payments, $1.4 million and $4.1 million was classified as interest expense for the three and nine months ended September 30, 2018, respectively. See “Results of Operations—Non-GAAP Financial Measures” for additional information.

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues	$559,736	$670,810	$1,637,050	$1,898,675
Costs of sales	518,591	627,012	1,517,458	1,770,954
Gross profit	41,145	43,798	119,592	127,721

Income from CST Fuel Supply equity interests	3,927	3,479	11,087	11,024
Operating expenses:
Operating expenses	12,978	15,261	42,541	47,294
General and administrative expenses	3,937	4,310	12,464	13,840
Depreciation, amortization and accretion expense	14,063	13,993	39,620	51,425
Total operating expenses	30,978	33,564	94,625	112,559
Loss on dispositions and lease terminations, net	(1,745)	(61)	(2,173)	(6,678)
Operating income	12,349	13,652	33,881	19,508
Other income, net	168	104	352	287
Interest expense	(6,532)	(8,145)	(21,105)	(24,354)
Income (loss) before income taxes	5,985	5,611	13,128	(4,559)
Income tax (benefit) expense	(1,180)	303	(690)	(2,122)
Net income (loss)	7,165	5,308	13,818	(2,437)
Less: net loss attributable to noncontrolling interests	—	—	—	(5)
Net income (loss) attributable to limited partners	7,165	5,308	13,818	(2,432)
IDR distributions	(133)	(133)	(399)	(1,446)
Net income (loss) available to limited partners	$7,032	$5,175	$13,419	$(3,878)

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Consolidated Results

Operating revenues decreased $111 million (17%), while gross profit decreased $2.7 million (6%).

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

An $87 million (14%) decrease in our Wholesale segment revenues primarily attributable to a 12% decrease in our average wholesale motor fuel selling price per gallon driven by a decrease in crude oil prices. The average daily spot price of WTI crude oil decreased 19% to $56.34 per barrel for the third quarter of 2019, compared to $69.69 per barrel for the third quarter of 2018. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” In addition, volume decreased 4% primarily due to the 2018 divestitures mandated by FTC orders and the termination of supply contracts (many of which were low margin).

•

A $65 million (37%) decrease in our Retail segment revenues primarily attributable to a 27% decrease in volume driven by the 2018 divestitures of seven company operated Upper Midwest and two commission agent sites mandated by FTC orders, the conversion of commission sites included in the Retail segment to lessee dealer sites included in the Wholesale segment, the divestiture of 17 company operated Upper Midwest sites in May 2019 in connection with the asset exchange with Circle K and the dealerization of 46 company operated Upper Midwest sites in the third quarter of 2019. In addition, our average retail motor fuel selling price per gallon decreased by 8% driven by a 19% decrease in crude oil prices. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Merchandise and services revenues also decreased $17 million (64%) driven by the divestitures and dealerization of company operated sites noted above.

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

Our intersegment revenues decreased $41 million (35%), primarily attributable to the 2018 divestitures mandated by FTC orders, the conversion of commission sites included in our Retail segment to lessee dealer sites included in the Wholesale segment, the divestiture of 17 company operated Upper Midwest sites in May 2019 in connection with the asset exchange with Circle K, the dealerization of 46 company operated Upper Midwest sites in the third quarter of 2019 and the changes in wholesale prices discussed above.

Cost of sales

Cost of sales decreased $108 million (17%) as a result of the decrease in wholesale motor fuel prices and volume decreases discussed above. See “Segment Results” for additional gross profit analyses.

Operating expenses

See “Segment Results” for operating expenses analyses.

General and administrative expenses

General and administrative expenses decreased $0.4 million (9%) primarily attributable to a $0.2 million decrease related to the dealerization of company operated Upper Midwest sites and a $0.2 million decrease in separation benefits.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense was flat as compared to the prior year. We recorded $1.8 million of impairment charges related to assets held for sale and certain vacant land sites during the third quarter of 2019. This increase was offset by a $0.4 million reduction related to removing the property and equipment associated with our previous sale-leaseback transactions from our balance sheet as part of our transition adjustment in connection with the adoption of ASC 842 (see Note 1 to the financial statements for additional details). The remaining reduction is primarily driven by assets becoming fully depreciated or amortized.

Loss on dispositions and lease terminations, net

During the third quarter of 2019, we recorded a $0.5 million loss on the sale of inventory to Applegreen in connection with the dealerization of the company operated Upper Midwest sites. In addition, we recorded a $0.6 million loss to write off deferred rent income related to DMS giving notice to sever 12 sites in early 2020 from the master lease with us.

Interest expense

Interest expense decreased $1.6 million (20%) primarily due to a $1.4 million reduction relating to the adoption of ASC 842 and the resulting recharacterization of lease payments on our sale-leaseback transactions from principal and interest expense for periods prior to 2019 to rent expense starting in 2019. See Note 1 to the financial statements for additional information.

Income tax expense

We recorded an income tax benefit of $1.2 million and income tax expense of $0.3 million for the three months ended September 30, 2019 and 2018, respectively. The benefit recorded in 2019 was primarily driven by less income being generated by our taxable subsidiaries. See Notes 2 and 14 to the financial statements for additional information.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Consolidated Results

Operating revenues decreased $262 million (14%) while gross profit decreased $8.1 million (6%).

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $219 million (13%) decrease in our Wholesale segment revenues primarily attributable to an 8% decrease in our average wholesale motor fuel selling price per gallon driven by a decrease in crude oil prices. The average daily spot price of WTI crude oil decreased 15% to $57.04 per barrel for the nine months ended September 30, 2019, compared to $66.93 per barrel for the nine months ended September 30, 2018. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” In addition, volume decreased 5% primarily due to the 2018 divestitures mandated by FTC orders and the termination of supply contracts (many of which were low margin).

•

A $129 million (26%) decrease in our Retail segment revenues primarily attributable to a 19% decrease in volume driven by the 2018 divestitures of seven company operated Upper Midwest and two commission agent sites mandated by FTC orders, the conversion of commission sites included in the Retail segment to lessee dealer sites included in the Wholesale segment, the divestiture of 17 company operated Upper Midwest sites in May 2019 in connection with the asset exchange with Circle K and the dealerization of 46 company operated Upper Midwest sites in the third quarter of 2019. In addition, our average retail motor fuel selling price per gallon decreased by 6% driven by a 15% decrease in crude oil prices. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Merchandise and services revenues also decreased $26 million (35%) driven by the divestitures and dealerization of company operated sites noted above.

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

Our intersegment revenues decreased $86 million (26%), primarily attributable to the 2018 divestitures mandated by FTC orders, the conversion of commission sites included in our Retail segment to lessee dealer sites included in the Wholesale segment, the divestiture of 17 company operated Upper Midwest sites in May 2019 in connection with the asset exchange with Circle K, the dealerization of 46 company operated Upper Midwest sites in the third quarter of 2019 and the decrease in wholesale prices discussed above.

Cost of sales

Cost of sales decreased $253 million (14%) as a result of the decrease in wholesale motor fuel prices and volume decreases discussed above. See “Segment Results” for additional gross profit analyses.

Operating expenses

See “Segment Results” for operating expenses analyses.

General and administrative expenses

General and administrative expenses decreased $1.4 million (10%) primarily attributable to a $0.8 million decrease in acquisition-related costs and a $0.5 million decrease in legal fees.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense decreased $11.8 million (23%) primarily due to an $8.9 million impairment charge recorded in 2018 related to the two Jet-Pep sites and the nine Upper Midwest sites required to be divested per FTC order as well as a $1.2 million reduction related to removing the property and equipment associated with our previous sale-leaseback transactions from our balance sheet as part of our transition adjustment in connection with the adoption of ASC 842 (see Note 1 to the financial statements for additional details). We recorded $1.8 million of impairment charges related to assets held for sale and certain vacant land sites during the third quarter of 2019. The remaining reduction is primarily driven by assets becoming fully depreciated or amortized.

Loss on dispositions and lease terminations, net

During the third quarter of 2019, we recorded a $0.5 million loss on the sale of inventory to Applegreen in connection with the dealerization of the company operated Upper Midwest sites. In addition, we recorded a $0.6 million loss to write off deferred rent income related to DMS giving notice to sever 12 sites in early 2020 from the master lease with us.

During the second quarter of 2018, in connection with the transition of 43 sites in Florida from DMS to Applegreen, we accrued a $3.8 million contract termination payment paid in cash to DMS during the third quarter of 2018. Additionally, we recorded a $2.2 million charge to write off deferred rent income related to our recapture of these sites from the master lease agreement with DMS.

Interest expense

Interest expense decreased $3.2 million (13%) due to a $4.1 million reduction relating to the adoption of ASC 842 and the resulting recharacterization of lease payments on our sale-leaseback transactions from principal and interest expense for periods prior to 2019 to rent expense starting in 2019. See Note 1 to the financial statements for additional information. Partially offsetting this decrease was a $1.4 million increase in interest expense on borrowings under our credit facility due to an increase in the average interest rate from 4.6% to 5.0%.

Income tax expense

We recorded an income tax benefit of $0.7 million and $2.1 million for the nine months ended September 30, 2019 and 2018, respectively. The benefit was primarily driven by less income being generated by our taxable subsidiaries. See Notes 2 and 14 to the financial statements for additional information.

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

Wholesale

The following table highlights the results of operations and certain operating metrics of our Wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross profit:
Motor fuel–third party	$13,392	$10,304	$32,805	$27,426
Motor fuel–intersegment and related party	7,451	8,082	21,844	23,196
Motor fuel gross profit	20,843	18,386	54,649	50,622
Rent and other(a)	15,321	15,408	43,849	47,324
Total gross profit	36,164	33,794	98,498	97,946
Income from CST Fuel Supply equity interests(b)	3,927	3,479	11,087	11,024
Operating expenses	(8,572)	(7,251)	(24,098)	(22,597)
Adjusted EBITDA(c)	$31,519	$30,022	$85,487	$86,373
Motor fuel distribution sites (end of period):(d)
Motor fuel–third party
Independent dealers(e)	370	369	370	369
Lessee dealers(f)	662	487	662	487
Total motor fuel distribution–third party sites	1,032	856	1,032	856
Motor fuel–intersegment and related party
DMS (related party)(g)	68	86	68	86
Circle K (related party)(h)	28	43	28	43
Commission agents (Retail segment)(i)	169	175	169	175
Company operated retail sites (Retail segment)(j)	—	63	—	63
Total motor fuel distribution–intersegment and related party sites	265	367	265	367
Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	965	827	909	827
Motor fuel-intersegment and related party distribution	302	410	336	422
Total motor fuel distribution sites	1,267	1,237	1,245	1,249
Volume of gallons distributed (in thousands)
Third party	188,261	168,106	514,058	487,002
Intersegment and related party	72,026	102,235	236,064	305,247
Total volume of gallons distributed	260,287	270,341	750,122	792,249

Wholesale margin per gallon	$0.080	$0.068	$0.073	$0.064

(a)

See Notes 1 and 16 to the financial statements for additional information regarding the impact of adopting ASC 842 effective January 1, 2019, which impacted rent and other gross profit for 2019, resulting in the results for the three and nine months ended September 30, 2019 not being comparable to our results for the three and nine months ended September 30, 2018.

(b)	Represents income from our equity interest in CST Fuel Supply.
(c)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income (loss) under the heading “Results of Operations—Non-GAAP Financial Measures.”
(d)	In addition, as of September 30, 2019 and 2018, we distributed motor fuel to 13 sub-wholesalers who distributed to additional sites.
(e)

The increase in the independent dealer site count was primarily attributable to the Closed Asset Exchange Transactions with Circle K, which resulted in 15 Circle K sites being converted to independent dealer sites, partially offset by the termination or non-renewal of fuel supply contracts, a significant number of which were low margin.

(f)

The increase in the lessee dealer site count was primarily attributable to converting sites operated by DMS and commission agents to lessee dealers, the Closed Asset Exchange Transactions with Circle K and the dealerization of 46 company operated sites.

(g)	The decrease in the DMS site count was primarily attributable to converting DMS sites to lessee dealer sites.

(h)

The decrease in the Circle K site count was primarily attributable to the Closed Asset Exchange Transactions with Circle K, which resulted in 15 Circle K sites being converted to independent dealer sites.

(i)	The decrease in the commission site count was primarily attributable to converting commission sites in the Retail segment to lessee dealer sites in the Wholesale segment.
(j)

The decrease in the company operated site count was primarily attributable to the divestitures mandated by FTC orders, the first tranche of the asset exchange with Circle K and the dealerization of 46 company operated sites.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The results were driven by:

Motor fuel gross profit

The $2.5 million (13%) increase in motor fuel gross profit was primarily due to a $1.3 million improvement in our fuel margin from sites in our Alabama market driven by the rebranding of these sites beginning November 1, 2018 and the concurrent change in terms under a subjobber agreement with Circle K and a $1.3 million improvement in our DTW margins as a result of movements in crude oil prices between the two periods, partially offset by a $0.8 million reduction in Terms Discounts in 2019 as compared to 2018 due to the decrease in motor fuel prices. The average daily spot price of WTI crude oil decreased 19% to $56.34 per barrel for the third quarter of 2019, compared to $69.69 per barrel for the third quarter of 2018. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Volume declined 4% as a result of the 2018 divestitures mandated by FTC orders and the termination or non-renewal of fuel supply contracts (a significant number of which were low margin).

Rent and other gross profit

Rent and other gross profit decreased $0.1 million (1%) primarily as a result of the new lease accounting guidance. Lease payments on our previous sale-leaseback transactions totaling $1.7 million were characterized as principal and interest expense in 2018, whereas such payments were characterized as rent expense in 2019. Partially offsetting this decline was the incremental rent margin from the Closed Asset Exchange Transactions with Circle K, the impact of converting commission sites in the Retail segment to lessee dealer sites in the Wholesale segment and the dealerization of 46 company operated Upper Midwest sites in the third quarter of 2019.

Operating expenses

Operating expenses increased $1.3 million (18%) primarily as a result of higher insurance costs and a general increase in operating expenses driven by the increase in the number of controlled sites due particularly to the Closed Asset Exchange Transactions and the dealerization of 46 company operated Upper Midwest sites in the third quarter of 2019.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The results were driven by:

Motor fuel gross profit

The $4.0 million (8%) increase in motor fuel gross profit was primarily due to a $2.7 million improvement in our fuel margin from sites in our Alabama market driven by the rebranding of these sites beginning November 1, 2018 and the concurrent change in terms under our subjobber agreement with Circle K and a $1.9 million improvement in our DTW margins as a result of movements in crude oil prices between the two periods, partially offset by a $1.7 million reduction in Terms Discounts in 2019 as compared to 2018 due to the decrease in motor fuel prices. The average daily spot price of WTI crude oil decreased 15% to $57.04 per barrel for 2019 compared to $66.93 per barrel for 2018. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Volume declined 5% as a result of the 2018 divestitures mandated by FTC orders and the termination or non-renewal of fuel supply contracts (a significant number of which were low margin).

Rent and other gross profit

Rent and other gross profit decreased $3.5 million (7%) primarily as a result of the new lease accounting guidance. Lease payments on our previous sale-leaseback transactions totaling $5.0 million were characterized as principal and interest expense in 2018, whereas such payments were characterized as rent expense in 2019. Partially offsetting this decline was the incremental rent margin from the Closed Asset Exchange Transactions with Circle K, the impact of converting commission sites in the Retail segment to lessee dealer sites in the Wholesale segment and the dealerization of 46 company operated Upper Midwest sites in the third quarter of 2019.

Operating expenses

Operating expenses increased $1.5 million (7%) primarily as a result of higher insurance costs and a general increase in operating expenses driven by the increase in the number of controlled sites due particularly to the Closed Asset Exchange Transactions and the dealerization of 46 company operated Upper Midwest sites in the third quarter of 2019.

Retail

The following table highlights the results of operations and certain operating metrics of our Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of retail sites, gallons sold per day and per gallon amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross profit:
Motor fuel	$1,247	$2,062	$4,683	$6,759
Merchandise and services	2,095	6,467	11,676	18,643
Rent and other(a)	1,587	1,546	4,514	4,607
Total gross profit	4,929	10,075	20,873	30,009
Operating expenses	(4,406)	(8,010)	(18,443)	(24,697)
Adjusted EBITDA(b)	$523	$2,065	$2,430	$5,312

Retail sites (end of period):
Commission agents(c)	169	175	169	175
Company operated retail sites(d)	—	63	—	63
Total system sites at the end of the period	169	238	169	238

Total system operating statistics:
Average retail fuel sites during the period	196	244	219	247
Motor fuel sales (gallons per site per day)	2,173	2,389	2,154	2,362
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.032	$0.038	$0.036	$0.042

Commission agents statistics:
Average retail fuel sites during the period	169	175	170	177
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.015	$0.015	$0.015	$0.015

Company operated retail site statistics:
Average retail fuel sites during the period	27	69	48	70
Motor fuel gross profit per gallon, net of credit card fees	$0.129	$0.086	$0.101	$0.099
Merchandise and services gross profit percentage, net of credit card fees	21.5%	23.9%	23.6%	24.6%

(a)

See Notes 1 and 16 to the financial statements for additional information regarding the impact of adopting ASC 842 effective January 1, 2019, which impacted rent and other gross profit for 2019, resulting in the results for the three and nine months ended September 30, 2019 not being comparable to our results for the three and nine months ended September 30, 2018.

(b)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Results of Operations—Non-GAAP Financial Measures” below.
(c)	The decrease in the commission site count was primarily driven by the conversion of commission sites in the Retail segment to lessee dealer sites in the Wholesale segment.
(d)

The decrease in the company operated retail site count was primarily driven by the divestitures mandated by FTC orders, the first tranche of the asset exchange with Circle K and the dealerization of 46 company operated sites.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Gross profit decreased $5.1 million (51%) while operating expenses decreased $3.6 million (45%).

These results were impacted by:

Gross profit

•

Our motor fuel gross profit decreased $0.8 million (40%) attributable to a 27% decrease in volume driven by the 2018 divestitures of seven company operated Upper Midwest and two commission agent sites mandated by FTC orders, the conversion of commission sites in our Retail segment to lessee dealer sites in our Wholesale segment, the divestiture of 17 company operated Upper Midwest sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the dealerization of 46 company operated Upper Midwest sites in the third quarter of 2019. As a result, the lower retail fuel margins in our commission agent business comprised a larger percentage of our overall retail fuel margins in 2019 as compared to 2018. Partially offsetting these decreases was that we realized a higher margin per gallon at our company operated sites in 2019 as compared to 2018, driven by the movement in crude oil prices throughout the two periods. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•

Our merchandise and services gross profit decreased $4.4 million (68%) as a result of the September 2018 divestitures of seven company operated Upper Midwest sites mandated by FTC orders, the May 2019 first tranche of the asset exchange with Circle K and the dealerization of 46 company operated Upper Midwest sites in the third quarter of 2019.

•

The change in rent and other gross profit for the three months ended September 30, 2019 compared to 2018 was insignificant. Lease payments on our previous sale-leaseback transactions totaling $0.1 million were characterized as principal and interest expense in 2018, whereas such payments were characterized as rent expense in 2019. The decrease in our rent and other gross profit as a result of converting commission sites in the Retail segment to lessee dealer sites in the Wholesale segment was more than offset by the incremental rent margin generated by our Alabama sites as a result of dispenser upgrades and rebranding of the sites.

Operating expenses

Operating expenses decreased $3.6 million (45%) due primarily to the 2018 divestitures of seven company operated sites in the Upper Midwest and two commission sites mandated by FTC orders, the divestiture of 17 company operated Upper Midwest sites in May 2019 in connection with the first tranche of the asset exchange with Circle K, the conversion of commission sites in our Retail segment to lessee dealer sites in our Wholesale segment and the dealerization of 46 company operated Upper Midwest sites in the third quarter of 2019.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Gross profit decreased $9.1 million (30%) while operating expenses decreased $6.3 million (25%).

These results were impacted by:

Gross profit

•

Our motor fuel gross profit decreased $2.1 million (31%) attributable to a 19% decrease in volume driven by the 2018 divestitures of seven company operated Upper Midwest and two commission agent sites mandated by FTC orders, the conversion of commission sites in our Retail segment to lessee dealer sites in our Wholesale segment, the divestiture of 17 company operated Upper Midwest sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the dealerization of 46 company operated Upper Midwest sites in the third quarter of 2019. As a result, the lower retail fuel margins in our commission agent business comprised a larger percentage of our overall retail fuel margins in 2019 as compared to 2018.

•

Our merchandise and services gross profit decreased $7.0 million (37%) as a result of the September 2018 divestitures of seven company operated Upper Midwest sites mandated by FTC orders, the May 2019 first tranche of the asset exchange with Circle K and the dealerization of 46 company operated Upper Midwest sites in the third quarter of 2019.

•

Rent and other gross profit decreased $0.1 million primarily as a result of the new lease accounting guidance. Lease payments on our previous sale-leaseback transactions totaling $0.4 million were characterized as principal and interest expense in 2018, whereas such payments were characterized as rent expense in 2019. The decrease in our rent and other gross profit as a result of converting commission sites in the Retail segment to lessee dealer sites in the Wholesale segment was more than offset by the incremental rent margin generated by our Alabama sites as a result of dispenser upgrades and rebranding of the sites.

Operating expenses

Operating expenses decreased $6.3 million (25%) due primarily to the 2018 divestitures of seven company operated sites in the Upper Midwest and two commission sites mandated by FTC orders, the divestiture of 17 company operated Upper Midwest sites in May 2019 in connection with the first tranche of the asset exchange with Circle K, the conversion of commission sites in our Retail segment to lessee dealer sites in our Wholesale segment and the dealerization of 46 company operated Upper Midwest sites in the third quarter of 2019.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) available to limited partners(a)	$7,032	$5,175	$13,419	$(3,878)
Interest expense(a)	6,532	8,145	21,105	24,354
Income tax (benefit) expense	(1,180)	303	(690)	(2,122)
Depreciation, amortization and accretion expense	14,063	13,993	39,620	51,425
EBITDA(a)	26,447	27,616	73,454	69,779
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement(b)	221	167	547	3,640
Loss on dispositions and lease terminations, net(c)	1,745	61	2,173	6,678
Acquisition-related costs(d)	538	735	1,943	2,709
Adjusted EBITDA(a)	28,951	28,579	78,117	82,806
Cash interest expense(a)	(6,301)	(7,839)	(20,329)	(23,127)
Sustaining capital expenditures(e)	(466)	(646)	(1,229)	(2,073)
Current income tax benefit (expense)(f)	3,561	(118)	4,789	(1,004)
Distributable Cash Flow(a)	$25,745	$19,976	$61,348	$56,602
Weighted-average diluted common units	34,464	34,439	34,448	34,312
Distributions paid per limited partner unit(g)	$0.5250	$0.5250	$1.5750	$1.6775
Distribution Coverage Ratio(a)(h)	1.42x	1.10x	1.13x	0.98x

(a)

As further discussed in Note 1 to the financial statements, we adopted ASC 842 effective January 1, 2019, and as a result, our results for the three and nine months ended September 30, 2019 are not directly comparable to the results for the three and nine months ended September 30, 2018. Most significantly, payments on our previous failed sale-leaseback obligations were characterized as principal and interest expense in periods prior to 2019. Starting in 2019, these payments are characterized as rent expense. These payments for the Wholesale and Retail segments amounted to approximately $1.7 million and $0.1 million for the three months ended September 30, 2018 and $5.0 million and $0.4 million for the nine months ended September 30, 2018, respectively. Of the total payments, $1.4 million and $4.1 million was classified as interest expense for the three and nine months ended September 30, 2018, respectively.

(b)

As approved by the independent conflicts committee of the Board, the Partnership and Circle K mutually agreed to settle certain amounts due under the terms of the Amended Omnibus Agreement in limited partner units of the Partnership.

(c)

In June 2018, we executed master fuel supply and master lease agreements with Applegreen, to whom we transitioned 43 sites in Florida from DMS in the third quarter of 2018. During the second quarter of 2018, in connection with this transition, we accrued a $3.8 million contract termination payment paid in cash to DMS during the third quarter of 2018. Additionally, we recorded a $2.2 million charge to write off deferred rent income related to our recapture of these sites from the master lease agreement with DMS.

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

(f)

Consistent with prior divestitures, the current income tax benefit for the three and nine months ended September 30, 2019 excludes income tax incurred on the sale of sites in connection with the Closed Asset Exchange Transactions (recorded as a charge against equity). Both periods include the tax benefit of 100% bonus depreciation on the eligible assets acquired in the Closed Asset Exchange Transactions as well as the dispenser upgrades and rebranding costs at our Alabama sites.

(g)

On October 24, 2019, the Board approved a quarterly distribution of $0.5250 per unit attributable to the third quarter of 2019. The distribution is payable on November 12, 2019 to all unitholders of record on November 5, 2019.

(h)

The distribution coverage ratio is computed by dividing Distributable Cash Flow by the weighted-average diluted common units and then dividing that result by the distributions paid per limited partner unit.

The table below shows approximate adjustments to our Net income available to limited partners, EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage for the three and nine months ended September 30, 2019 as if ASC 842 had not been applied (in thousands, except for per unit amounts).

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Net income available to limited partners	$7,032	$452	$7,484	$13,419	$1,341	$14,760
Interest expense	6,532	1,355	7,887	21,105	4,080	25,185
Income tax benefit	(1,180)	—	(1,180)	(690)	—	(690)
Depreciation, amortization and accretion expense	14,063	—	14,063	39,620	—	39,620
EBITDA	26,447	1,807	28,254	73,454	5,421	78,875
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement	221	—	221	547	—	547
Loss on dispositions and lease terminations, net	1,745	—	1,745	2,173	—	2,173
Acquisition-related costs	538	—	538	1,943	—	1,943
Adjusted EBITDA	28,951	1,807	30,758	78,117	5,421	83,538
Cash interest expense	(6,301)	(1,355)	(7,656)	(20,329)	(4,080)	(24,409)
Sustaining capital expenditures	(466)	—	(466)	(1,229)	—	(1,229)
Current income tax benefit	3,561	—	3,561	4,789	—	4,789
Distributable Cash Flow	$25,745	$452	$26,197	$61,348	$1,341	$62,689
Weighted-average diluted common units	34,464	34,464	34,464	34,448	34,448	34,448
Distributions paid per limited partner unit	$0.5250	$0.5250	$0.5250	$1.5750	$1.5750	$1.5750
Distribution Coverage Ratio	1.42x	0.02x	1.45x	1.13x	0.02x	1.16x

The following table reconciles our segment Adjusted EBITDA to Consolidated Adjusted EBITDA presented in the table above (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjusted EBITDA - Wholesale segment	$31,519	$30,022	$85,487	$86,373
Adjusted EBITDA - Retail segment	523	2,065	2,430	5,312
Adjusted EBITDA - Total segment	$32,042	$32,087	$87,917	$91,685
Reconciling items:
Elimination of intersegment profit in ending inventory balance	52	(71)	221	(234)
General and administrative expenses	(3,937)	(4,310)	(12,464)	(13,840)
Other income, net	168	104	352	287
Equity funded expenses related to incentive compensation and the Amended Omnibus Agreement	221	167	547	3,640
Acquisition-related costs	538	735	1,943	2,709
Net loss attributable to noncontrolling interests	—	—	—	5
IDR distributions	(133)	(133)	(399)	(1,446)
Consolidated Adjusted EBITDA	$28,951	$28,579	$78,117	$82,806

Liquidity and Capital Resources

General

We incorporate by reference into this “Liquidity and Capital Resources” section our disclosures made in Part I, Item 1 of this report included in Note 8 of the notes to the financial statements under the caption “New Credit Agreement.”

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

We believe that we will have sufficient cash flow from operations, borrowing capacity under the New Credit Agreement and access to capital markets and alternate sources of funding to meet our financial commitments and covenants, debt service obligations, contingencies, anticipated capital expenditures and partnership distributions. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional equity and/or debt securities and/or maintain or increase distributions to unitholders. See Note 8 to the financial statements for a discussion of the New Credit Agreement we entered into on April 1, 2019.

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$69,502	$57,270
Net cash used in investing activities	(13,447)	(4,941)
Net cash used in financing activities	(53,861)	(52,435)

Operating Activities

Net cash provided by operating activities increased $12.2 million for the nine months ended September 30, 2019 compared to the same period in 2018, primarily attributable to the dealerization of 46 company operated Upper Midwest sites and related sale of inventory, partially offset by settling $3.3 million of omnibus charges in common units in 2018, whereas all omnibus charges were settled in cash in 2019.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as compared to the shorter settlement of receivables for fuel, rent and merchandise.

Investing Activities

We incurred capital expenditures of $18.4 million and $10.2 million for the nine months ended September 30, 2019 and 2018, respectively. The increase was largely driven by the dispenser upgrades and rebranding of sites in our Alabama market as well as capital expenditures to rebuild certain sites in Florida impacted by Hurricane Michael. Additionally, in 2019, we received $3.1 million in proceeds related to the first and second tranches of the asset exchange with Circle K as a result of the inventory divested at the 17 company operated sites and the security deposits from dealers transferred by Circle K to us. We received $5.0 million of proceeds on sales, largely driven by the FTC-mandated divestiture of 11 properties in the third quarter of 2018.

Financing Activities

We paid $54.7 million in distributions and made net borrowings on our credit facility of $6.0 million for the nine months ended September 30, 2019. We paid $59.0 million in distributions and made net borrowings on our credit facility of $10.5 million for the nine months ended September 30, 2018.

Distributions

Distribution activity for 2019 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2018	February 11, 2019	February 19, 2019	$0.5250	$18,099
March 31, 2019	May 6, 2019	May 13, 2019	0.5250	18,099
June 30, 2019	July 30, 2019	August 6, 2019	0.5250	18,115
September 30, 2019	November 5, 2019	November 12, 2019	0.5250	18,115

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

IDRs

We distributed $0.4 million and $1.4 million to Circle K with respect to the IDRs for the nine months ended September 30, 2019 and 2018, respectively.

Debt

As of September 30, 2019, our consolidated debt and finance lease obligations consisted of the following (in thousands):

Revolving credit facility	$504,000
Finance lease obligations	23,219
Total debt and finance lease obligations	527,219
Current portion	2,427
Noncurrent portion	524,792
Deferred financing costs, net	4,020
Noncurrent portion, net of deferred financing costs	$520,772

Our borrowings under the revolving credit facility had a weighted-average interest rate of 4.31% as of September 30, 2019 (LIBOR plus an applicable margin, which was 2.25% as of September 30, 2019). Letters of credit outstanding at September 30, 2019 totaled $5.4 million.

See Note 8 to the financial statements for information on the New Credit Agreement we entered into on April 1, 2019. The amount of availability under the New Credit Agreement at November 4, 2019, after taking into consideration debt covenant restrictions, was $123.5 million.

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

The following table summarizes our capital expenditures for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Sustaining capital	$1,229	$2,073
Growth	17,169	8,629
Total capital expenditures and acquisitions	$18,398	$10,702

As noted previously, the increase in capital expenditures was largely driven by dispenser upgrades and rebranding of sites in our Alabama market as well as capital expenditures to rebuild certain sites in Florida impacted by Hurricane Michael.

Other Matters Impacting Liquidity and Capital Resources

Concentration of Customers

For the nine months ended September 30, 2019, we distributed approximately 8% of our total wholesale distribution volumes to DMS and DMS accounted for approximately 7% of our rental income. For the nine months ended September 30, 2019, we distributed 7% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and received 17% of our rental income from Circle K. For more information regarding transactions with DMS and Circle K, see Note 10 of the financial statements.

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
•

Improved fuel pricing under the November 2018 amendment to our fuel distribution agreements with Circle K to supply the sites acquired in our Jet-Pep Assets acquisition is also anticipated to positively impact motor fuel gross profit. We completed the dispenser upgrades and rebranding of substantially all of these sites to a major fuel supplier in the third quarter of 2019 and anticipate a positive impact on volume as well.

•

We dealerized our remaining company operated sites in the third quarter of 2019, which will result in the reduction of retail segment fuel margin, merchandise and services margin and operating expenses and an increase in rental margin in our wholesale segment.

•

New lease accounting guidance adopted January 1, 2019 has resulted in the recharacterization of lease payments under our previous sale-leaseback transactions. Such payments have been characterized as principal and interest expense under lease accounting guidance effective for 2018 and prior but is characterized as rent expense as a component of gross profit under the new lease accounting guidance effective for 2019 and forward. As a result, gross profit particularly from the Wholesale segment, operating income, net income, Adjusted EBITDA and Distributable Cash Flow for periods subsequent to the January 1, 2019 adoption date are not directly comparable to such measures reported for periods prior to the January 1, 2019 adoption date. This change in accounting did not have any impact on the debt covenant calculations under our New Credit Agreement. See Notes 1 and 16 to the financial statements for additional information.

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

Similar to the transaction described in “Recent Developments—Asset Exchange Transactions with Circle K,” we intend, when favorable market conditions exist and subject to required approvals, including approval by the Board’s independent conflicts committee, to purchase certain assets from Circle K on mutually agreeable terms, which could include a portion of the independent dealer and lessee dealer wholesale business of Circle K and certain non-core retail convenience sites of Circle K with the intent to convert them to lessee dealer sites.

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

Interest Rate Risk

At September 30, 2019, we had $504.0 million outstanding on our revolving credit facility. Our outstanding borrowings bear interest at LIBOR plus an applicable margin, which was 2.25% at September 30, 2019. Our borrowings had a weighted-average interest rate at September 30, 2019 of 4.31%. A one percentage point change in our average rate would impact annual interest expense by approximately $5.0 million. See Note 8 to the financial statements for a discussion of the New Credit Agreement we entered into on April 1, 2019.

Commodity Price Risk

We have not historically hedged or managed our price risk with respect to our commodity inventories (gasoline and diesel fuel), as the time period between the purchases of our motor fuel inventory and the sales to our customers is very short.

From the time of the November 2017 Jet-Pep Assets acquisition through October 31, 2018, we purchased motor fuel for our Jet-Pep Assets from Circle K at Circle K’s cost plus terminal and administration fees of $0.015 per gallon. Circle K’s cost to supply these sites included price fluctuations associated with index-based motor fuel pricing for pipeline delivery and the generation and sale of RINs. Effective November 1, 2018, we amended our contract with Circle K such that our cost is based on a rack-based price, which reduces our exposure to price fluctuations inherent in the previous pricing methodology. We completed the upgrades of dispensers and the rebranding of substantially all these sites to a major fuel supplier in the third quarter of 2019 and anticipate a positive impact on volume and fuel margin.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this quarterly report included in Note 11 of the consolidated financial statements.

ITEM 1A. RISK FACTORS

There were no material changes in risk factors for the company in the period covered by this report. See the risk factors disclosed in the section entitled “Risk Factors” in our Form 10-K.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1 +

Second Amended and Restated Omnibus Agreement effective as of April 29, 2019, by and among CrossAmerica Partners LP, CrossAmerica GP LLC, Dunne Manning Inc., CST Services, LLC, Circle K Stores Inc. and Dunne Manning Stores, LLC, filed Exhibit 10.1 to the Form 8-K filed with the SEC on October 30, 2019

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

Date: November 7, 2019