Form 10-K
period 2019-12-31
CrossAmerica Partners LP
filed 2020-02-26
CIK 1538849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of our common units based on the closing price on the New York Stock Exchange on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates of the registrant was approximately $309.0 million.

As of February 21, 2020, the registrant had outstanding 37,023,114 common units.

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

CrossAmerica Partners LP related parties at any point during 2019:

Circle K	Circle K Stores Inc., a Texas corporation, and a wholly owned subsidiary of Couche-Tard

Couche-Tard	Alimentation Couche-Tard Inc. (TSX: ATD.A ATD.B)
Couche-Tard Board	the Board of Directors of Couche-Tard

CST	CST Brands, LLC and subsidiaries, indirectly owned by Circle K

CST Fuel Supply

CST Fuel Supply LP is the parent of CST Marketing and Supply, indirectly owned by Circle K. Since July 1, 2015, we have owned a 17.5% limited partner interest in CST Fuel Supply. See Note 25 to the financial statements for information regarding the exchange of this investment for certain assets owned by Circle K.

CST Marketing and Supply

CST Marketing and Supply, LLC, indirectly owned by Circle K. It is CST’s wholesale motor fuel supply business, which provides wholesale fuel distribution to the majority of CST’s legacy U.S. retail convenience stores on a fixed markup per gallon.

CST Services	CST Services LLC, a wholly owned subsidiary of Circle K

DMI	Dunne Manning Inc. (formerly Lehigh Gas Corporation), an entity affiliated with the Topper Group

DMP

Dunne Manning Partners LLC, an entity affiliated with the Topper Group and controlled by Joseph V. Topper, Jr. Since November 19, 2019, DMP has owned 100% of the membership interests in the sole member of the General Partner.

DMR	Dunne Manning Realty LP, an entity affiliated with the Topper Group

DMS

Dunne Manning Stores LLC (formerly known as Lehigh Gas-Ohio, LLC), an entity affiliated with the Topper Group. DMS is an operator of retail motor fuel stations. DMS leases retail sites from us in accordance with a master lease agreement and purchases a significant portion of its motor fuel for these sites from us on a wholesale basis under rack plus pricing. The financial results of DMS are not consolidated with ours.

General Partner	CrossAmerica GP LLC, the General Partner of CrossAmerica, a Delaware limited liability company, indirectly owned by the Topper Group

Topper Group

Joseph V. Topper, Jr., collectively with his affiliates and family trusts that have ownership interests in the Partnership. Joseph V. Topper, Jr. is the founder of the Partnership and a member of the Board. The Topper Group is a related party and large holder of our common units.

TopStar	TopStar Inc., an entity affiliated with a family member of Joseph V. Topper, Jr. TopStar is an operator of convenience stores that leases retail sites from us but does not purchase fuel from us.

Recent Acquisitions:

Nice N Easy Assets	The assets acquired from Nice N Easy Grocery Shoppes in November 2014

Landmark Assets	The assets acquired from Landmark Industries in January 2015

Franchised Holiday Stores	The franchised Holiday stores acquired in March 2016

Jet-Pep Assets	The assets acquired from Jet-Pep, Inc. in November 2017

Other Defined Terms:

Applegreen	Applegreen plc or one of its subsidiaries

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Board	Board of Directors of our General Partner

BP	BP p.l.c.

Branded Motor Fuels

Motor fuels that are purchased from major integrated oil companies and refiners under supply agreements. We take legal title to the motor fuel when we receive it at the rack and generally arrange for a third-party transportation provider to take delivery of the motor fuel at the rack and deliver it to the appropriate sites in our network.

Circle K Omnibus Agreement

The Amended and Restated Omnibus Agreement, dated October 1, 2014, as amended effective January 1, 2016, February 1, 2018 and April 29, 2019 by and among CrossAmerica, the General Partner, DMI, DMS, CST Services and Joseph V. Topper, Jr., which amends and restates the original omnibus agreement that was executed in connection with CrossAmerica’s initial public offering on October 30, 2012. The terms of the Circle K Omnibus Agreement were approved by the conflicts committee of the Board. Pursuant to the Circle K Omnibus Agreement, CST Services agrees, among other things, to provide, or cause to be provided, to the Partnership certain management services.

CST Fuel Supply Exchange

Exchange Agreement, dated November 19, 2019, between the Partnership and Circle K. Pursuant to the CST Fuel Supply Exchange Agreement, Circle K has agreed to transfer to the Partnership certain owned and leased convenience store properties and related assets (including fuel supply agreements) and wholesale fuel supply contracts covering additional sites, and, in exchange, the Partnership has agreed to transfer to Circle K 100% of the limited partnership units in CST Fuel Supply.

CST Merger

The merger of Ultra Acquisition Corp., a Delaware corporation and an indirect, wholly owned subsidiary of Circle K (“Merger Sub”), with CST, with CST surviving the merger as a wholly owned subsidiary of Circle K, which closed on June 28, 2017. See CST Merger Agreement below.

CST Merger Agreement

CST’s Agreement and Plan of Merger entered into on August 21, 2016 with Circle K and Merger Sub. Under and subject to the terms and conditions of the CST Merger Agreement, on June 28, 2017, Merger Sub was merged with and into CST, with CST surviving the CST Merger as a wholly owned subsidiary of Circle K.

DTW	Dealer tank wagon contracts, which are variable cent per gallon priced wholesale motor fuel distribution or supply contracts; DTW also refers to the pricing methodology under such contracts

EBITDA	Earnings before interest, taxes, depreciation, amortization and accretion, a non-GAAP financial measure

EICP	The Partnership’s Lehigh Gas Partners LP Executive Income Continuity Plan, as amended

EMV	Payment method based upon a technical standard for smart payment cards, also referred to as chip cards

Exchange Act	Securities Exchange Act of 1934, as amended

ExxonMobil	ExxonMobil Corporation

FASB	Financial Accounting Standards Board

Form 10-K	CrossAmerica’s Annual Report on Form 10-K for the year ended December 31, 2019

FTC	U.S. Federal Trade Commission

Getty Lease

In May 2012, the Predecessor Entity, which represents the portion of the business of DMI and its subsidiaries and affiliates contributed to the Partnership in connection with the initial public offering, entered into a 15-year master lease agreement with renewal options of up to an additional 20 years with Getty Realty Corporation.

GP Purchase

Purchase by DMP from subsidiaries of Circle K of: 1) 100% of the membership interests in the sole member of the General Partner; 2) 100% of the Incentive Distribution Rights issued by the Partnership; and 3) an aggregate of 7,486,131 common units of the Partnership. These transactions closed on November 19, 2019.

IDRs

Incentive Distribution Rights represent the right to receive an increasing percentage of quarterly distributions after the target distribution levels have been achieved, as defined in our Partnership Agreement. As a result of the GP Purchase, DMP owned 100% of the outstanding IDRs from November 19, 2019 through February 6, 2020. See Note 25 to the financial statements for information regarding the elimination of the IDRs.

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

Partnership Agreement

The First Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated as of October 1, 2014, as amended; see Note 25 to the financial statements regarding the elimination of the IDRs, which triggered the need to further amend the Partnership Agreement

Plan

In connection with the IPO, the General Partner adopted the Lehigh Gas Partners LP 2012 Incentive Award Plan, a long-term incentive plan for employees, officers, consultants and directors of the General Partner and any of its affiliates who perform services for the Partnership

Predecessor Entity	Wholesale distribution contracts and real property and leasehold interests contributed to the Partnership in connection with the IPO

Retail site	A general term to refer to convenience stores, including those operated by commission agents, independent dealers, Circle K, DMS or lessee dealers, as well as company operated sites

RIN	Renewable identification number, an identifier used by governmental agencies to track a specific batch of renewable fuel

SEC	U.S. Securities and Exchange Commission

Tax Cuts and Jobs Act	On December 22, 2017, the U.S. government enacted tax legislation formally known as Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act

Terms Discounts

Discounts for prompt payment and other rebates and incentives from our suppliers for a majority of the gallons of motor fuel purchased by us, which are recorded within cost of sales. Prompt payment discounts are based on a percentage of the purchase price of motor fuel.

Topper Group Omnibus Agreement

The Topper Group Omnibus Agreement, effective January 1, 2020, by and among the Partnership, the General Partner and DMI. The terms of the Topper Group Omnibus Agreement were approved by the conflicts committee of the Board, which is composed of the independent directors of the Board. Pursuant to the Topper Group Omnibus Agreement, DMI agrees, among other things, to provide, or cause to be provided, to the Partnership certain management services at cost without markup.

Transitional Omnibus Agreement

Upon the closing of the GP Purchase, the Circle K Omnibus Agreement was terminated and the Partnership entered into a Transitional Omnibus Agreement, dated as of November 19, 2019, among the Partnership, the General Partner and Circle K. Pursuant to the Transitional Omnibus Agreement, Circle K has agreed, among other things, to continue to provide, or cause to be provided, to the Partnership certain management services, administrative and operating services, as provided under the Circle K Omnibus Agreement through June 30, 2020 with respect to certain services, unless earlier terminated or unless the parties extend the term of certain services. In addition, from January 1, 2020 until the closing of the CST Fuel Supply Exchange, the General Partner will provide Circle K with certain administrative and operational services, on the terms and conditions set forth in the Transitional Omnibus Agreement.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, credit ratings, distribution growth, potential growth opportunities, potential operating performance improvements, potential improvements in return on capital employed, the effects of competition and the effects of future legislation or regulations. You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “guidance,” “outlook,” “effort,” “target” and similar expressions. Such statements are based on our current plans and expectations and involve risks and uncertainties that could potentially affect actual results. These forward-looking statements include, among other things, statements regarding:

•	future retail and wholesale gross profits, including gasoline, diesel and convenience store merchandise gross profits;
•	our anticipated level of capital investments, primarily through acquisitions, and the effect of these capital investments on our results of operations;
•	anticipated trends in the demand for, and volumes sold of, gasoline and diesel in the regions where we operate;
•	volatility in the equity and credit markets limiting access to capital markets;
•	our ability to integrate acquired businesses and to transition retail sites best suited for wholesale operations to dealer operated sites;
•	expectations regarding environmental, tax and other regulatory initiatives; and
•	the effect of general economic and other conditions on our business.

In general, we based the forward-looking statements included in this report on our current expectations, estimates and projections about our company and the industry in which we operate. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties we cannot predict. We anticipate that subsequent events and market developments will cause our estimates to change. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	the Topper Group’s business strategy and operations and the Topper Group’s conflicts of interest with us;
•	availability of cash flow to pay the current quarterly distributions on our common units;
•	the availability and cost of competing motor fuels;
•	motor fuel price volatility or a reduction in demand for motor fuels;
•	competition in the industries and geographical areas in which we operate;
•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;
•	environmental compliance and remediation costs;
•	our existing or future indebtedness and the related interest expense and our ability to comply with debt covenants;
•	our liquidity, results of operations and financial condition;
•	failure to comply with applicable tax and other regulations or governmental policies;
•	future legislation and changes in regulations, governmental policies, immigration laws and restrictions or changes in enforcement or interpretations thereof;
•	future regulations and actions that could expand the non-exempt status of employees under the Fair Labor Standards Act;
•	future income tax legislation;
•	changes in energy policy;
•	increases in energy conservation efforts;
•	technological advances;
•	the impact of worldwide economic and political conditions;

•	the impact of wars and acts of terrorism;
•	weather conditions or catastrophic weather-related damage;
•	earthquakes and other natural disasters;
•	hazards and risks associated with transporting and storing motor fuel;
•	unexpected environmental liabilities;
•	the outcome of pending or future litigation; and
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

ITEM 1. BUSINESS

Overview

We were formed as a Delaware limited partnership in 2011 primarily engaged in the wholesale distribution of motor fuel and the ownership and leasing of real estate used in the retail distribution of motor fuel. Through September 2019, we also generated revenues from the operation of company operated retail sites.

On November 19, 2019, subsidiaries of DMP purchased from subsidiaries of Circle K: 1) 100% of the membership interests in the sole member of the General Partner; 2) 100% of the IDRs issued by the Partnership; and 3) an aggregate of 7,486,131 common units of the Partnership. Joseph V. Topper, Jr. is the founder and, since November 19, 2019, chairman of the Board.

Through its control of DMP, the Topper Group controls the sole member of our General Partner and has the ability to appoint all of the members of the Board and to control and manage the operations and activities of the Partnership. As of February 21, 2020, the Topper Group also has beneficial ownership of a 47.7% limited partner interest in the Partnership.

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

We conduct our business through two operating segments, Wholesale and Retail. As of December 31, 2019, we distributed motor fuel to approximately 1,300 sites located in 31 states.

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

Operations

Wholesale Segment

Our primary operation is the wholesale distribution of motor fuel. Our Wholesale segment generated 2019 revenues of $2.0 billion. The wholesale segment includes the wholesale distribution of motor fuel to lessee dealers, independent dealers, commission agents, DMS, Circle K and, through September 2019, company operated retail sites. We have exclusive motor fuel distribution contracts with lessee dealers who lease the property from us. We also have exclusive distribution contracts with independent dealers to distribute motor fuel but do not collect rent from the independent dealers. Similar to lessee dealers, we have motor fuel distribution agreements with DMS and Circle K and collect rent from both.

We are one of the ten largest independent distributors by motor fuel volume in the United States for ExxonMobil, BP and Shell, and we also distribute Chevron, Sunoco, Valero, Gulf, Citgo, Marathon and Phillips 66-branded motor fuels (approximately 82% of the motor fuel we distributed during 2019 was branded). We receive a fixed mark-up per gallon of motor fuel on approximately 82% of gallons sold to our customers. The remaining gallons are primarily DTW priced contracts with our customers. These contracts provide for variable, market-based pricing. An increase in DTW gross profit results from the acquisition cost of wholesale motor fuel declining at a faster rate as compared to the rate that retail motor fuel prices decline. Conversely, our DTW motor fuel gross profit declines when the cost of wholesale motor fuel increases at a faster rate as compared to the rate that retail motor fuel prices increase.

Regarding our supplier relationships, a majority of our total gallons of motor fuel purchased are subject to Terms Discounts for prompt payment and other rebates and incentives, which are recorded within cost of sales. Prompt payment discounts are based on a percentage of the purchase price of motor fuel. As such, the dollar value of these discounts increases and decreases corresponding with motor fuel prices. Therefore, in periods of lower wholesale motor fuel prices, our gross profit is negatively affected, and, in periods of higher wholesale motor fuel prices, our gross profit is positively affected (as it relates to these discounts). Based on our current volumes, we estimate a $10 per barrel change in the price of crude oil would impact our overall annual wholesale motor fuel gross profit by approximately $2 million related to these payment discounts.

The following table highlights the aggregate volume of motor fuel distributed by our Wholesale segment to each of our principal customer groups (in millions):

	Gallons of Motor Fuel Distributed Year Ended December 31,			Wholesale Fuel Distribution Sites End of Year
	2019	2018	2017	2019	2018	2017
Independent dealers (a)	314.9	331.4	346.2	369	362	384
Lessee dealers	391.8	322.1	309.6	648	500	438
DMS	75.5	115.4	138.4	68	86	146
Circle K	63.0	70.4	78.1	28	43	43
Commission agents	128.9	140.7	86.3	169	170	181
Company operated retail sites	29.9	67.3	73.4	—	63	70
Total	1,004.0	1,047.3	1,032.0	1,282	1,224	1,262

(a)	Gallons distributed to independent dealers include gallons distributed to sub-wholesalers and commercial accounts, which are not included in the site counts reported above.

Independent Dealer Sites

•	The independent dealer owns or leases the property and owns all motor fuel and convenience store inventory.
•	We contract to exclusively distribute motor fuel to the independent dealer at a fixed mark-up per gallon or, in some cases, DTW.
•	Distribution contracts with independent dealers are typically seven to 10 years in length.
•	As of December 31, 2019, the average remaining distribution contract term was 5.3 years.

Lessee Dealer Sites

•	We own or lease the property and then lease or sublease the site to a dealer.
•	The lessee dealer owns all motor fuel and retail site inventory and sets its own pricing and gross profit margins.
•	We collect wholesale motor fuel margins at a fixed mark-up per gallon or, in some cases, DTW.
•	Under our distribution contracts, we agree to supply a particular branded motor fuel or unbranded motor fuel to a site or group of sites and arrange for all transportation.
•	Exclusive distribution contracts with dealers who lease property from us run concurrent in length to the retail site’s lease period (generally three to 10 years).
•	Leases are generally triple net leases.
•	As of December 31, 2019, the average remaining lease agreement term was 3.7 years.

DMS Sites

•	We own or lease the property and then lease or sublease the site to DMS.
•	We entered into a 15-year motor fuel distribution agreement with DMS pursuant to which we distribute to DMS motor fuel at a fixed mark-up per gallon.
•	We entered into 15-year triple-net lease agreements with DMS pursuant to which DMS leases sites from us.
•	DMS owns motor fuel and retail site inventory and sets its own pricing and gross profit margin.
•

As of December 31, 2019, the average remaining term on our motor fuel distribution agreements with DMS was 7.8 years. The average remaining term on our lease agreements with DMS was 8.6 years. See Note 25 to the financial statements regarding the acquisition of retail and wholesale assets from the Topper Group and certain other parties, which will result in the termination of contracts with DMS.

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

•	We lease sites to Circle K under a 10-year triple-net master lease agreement.
•	Circle K owns all motor fuel and retail site inventory and sets its own pricing and gross profit margin.
•	As of December 31, 2019, the remaining term on our fuel distribution agreement with Circle K was 4.9 years. The average remaining term on our lease agreements with Circle K was 5.2 years.

Rental Income

We also generate revenues through leasing or subleasing our real estate. We own or lease real and personal property and we lease or sublease that property to tenants, the substantial majority of which are wholesale customers as described above. As such, we manage our real estate leasing activities congruently with our Wholesale segment. We own approximately 61% of our properties that we lease to our dealers or utilize in our retail business. Our lease agreements with third-party landlords have an average remaining lease term of 5.8 years as of December 31, 2019. Not all of the rental income we earn is a qualifying source of income under Section 7704(d) of the Internal Revenue Code. For example, while Circle K owned our General Partner, rental income from Circle K was not qualifying income. Rental income from DMS is qualifying income because the Topper Group owns less than 10% of DMS.

The following table presents rental income (in millions), including rental income from commission agents that is included in the Retail segment, and the number of sites from which rental income was generated:

	Rental Income Year Ended December 31,			Sites from which Rental Income was Generated End of Year
	2019	2018	2017	2019	2018	2017
Total	$90.1	$85.6	$86.3	1,003	880	885

CST Fuel Supply

In 2015, we purchased a 17.5% limited partner interest in CST Fuel Supply. We receive pro rata distributions from CST Fuel Supply related to CST Marketing and Supply’s distribution of motor fuel to the majority of CST’s legacy U.S. retail sites.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for a discussion of the CST Fuel Supply Exchange.

Retail Segment

Our Retail segment generated 2019 revenues of $456 million. The Retail segment includes the retail sale of motor fuel at retail sites operated by commission agents and through September 2019, the sale of convenience merchandise items and the retail sale of motor fuel at company operated retail sites.

Subsequent to an acquisition, we evaluate the eventual long-term operation of each retail site acquired: (a) to be converted into a lessee dealer; (b) to be operated as a company operated retail site; or (c) other strategic alternatives, including selling the site. By converting retail sites into lessee dealers, we continue to benefit from motor fuel distribution volumes as well as rental income from lease or sublease arrangements while reducing operating expenses.

In June 2019, we entered into master fuel supply and master lease agreements with Applegreen. During the third quarter of 2019, we dealerized 46 company operated Upper Midwest sites.

As a result, we have not had any company operated sites since September 30, 2019. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for discussion of the Partnership entering into an agreement to acquire retail and wholesale assets from the Topper Group and certain other parties by the end of the second quarter of 2020.

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

•	As of December 31, 2019, the average remaining motor fuel distribution and lease agreement term for our commission agents was 0.8 years.

Company Operated Sites

•	As noted above, we have not had any company operated sites since September 30, 2019.
•	We owned or leased the property, operated the retail site and retained all profits from motor fuel and retail site operations.
•	We owned the merchandise inventory and retained the profits from the sale of convenience merchandise items.
•	We owned the motor fuel inventory and set the motor fuel pricing.
•

We maintained inventory from the time of the purchase of motor fuel from third-party suppliers until the retail sale to the end customer. On average, we maintained approximately 5-days’ worth of motor fuel sales in inventory at each site.

•

LGW distributed on a wholesale basis all of the motor fuel required by our company operated sites to LGWS, which owned the motor fuel inventory and distributed motor fuel to retail customers. LGW recorded qualifying wholesale motor fuel distribution gross income and LGWS recorded the non-qualifying retail distribution gross income.

The following chart depicts how motor fuel is procured and distributed to our customer groups and how convenience merchandise items were procured and distributed to our company operated retail sites. The chart also depicts the relationship of our real estate activities to our customer groups.

Recent Developments

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for a discussion of completed and anticipated transactions affecting our business in 2020 and forward.

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

Our business strategy to achieve our objective of paying and, over time, increasing our quarterly cash distributions, is focused on the following key initiatives:

•

Expand within and beyond our existing markets through acquisitions. Since our IPO and through February 21, 2020, we have completed acquisitions for a total of approximately 600 fee and leasehold sites for total consideration of approximately $1.0 billion;

•	Enhance our real estate business’ cash flows by owning or leasing sites in prime locations;
•	Increase our Wholesale segment by expanding market share and growing rental income over time;
•	Maintain strong relationships with major integrated oil companies and refiners; and
•

Convert company operated retail sites acquired in future transactions that are best suited for wholesale operations to lessee dealer sites to provide for more stable cash flows and maximize qualifying income.

We believe our competitive strengths will allow us to capitalize on our strategic opportunities, including:

•	Stable cash flows from real estate rent income and wholesale motor fuel distribution;
•	Established history of acquiring sites and successfully integrating these sites and operations into our existing business;
•

Long-term relationships with major integrated oil companies and other key suppliers, which support our negotiations with and enable us to collaboratively work with our suppliers to maximize benefits to the Partnership; and

•	Prime real estate locations in areas with high traffic and considerable motor fuel consumption.

Supplier Arrangements

We distribute Branded Motor Fuel under the Exxon, Mobil, BP, Shell, Chevron, Sunoco, Valero, Gulf, Citgo, Marathon and Phillips 66 brands to our customers. Branded Motor Fuels are purchased directly or indirectly through Circle K from major integrated oil companies and refiners under supply agreements. For 2019, our Wholesale segment purchased approximately 26%, 22%, 15% and 12% of its motor fuel from ExxonMobil, BP, Circle K and Motiva, respectively. We generally purchase the motor fuel at the supplier’s applicable terminal rack price, which typically changes daily. Certain suppliers offer volume rebates or incentive payments to drive volumes and provide an incentive for branding new locations. Certain suppliers require that all or a portion of any such incentive payments be repaid to the supplier in the event that the sites are rebranded within a stated number of years. We also purchase unbranded motor fuel for distribution at a rack price. As of December 31, 2019, our supply agreements had a weighted-average remaining term of approximately 6.1 years.

From the time of the November 2017 Jet-Pep Assets acquisition through October 31, 2018, we purchased motor fuel for our Jet-Pep Assets from Circle K at Circle K’s cost plus terminal and administration fees of $0.015 per gallon. Circle K’s cost to supply these sites included price fluctuations associated with index-based motor fuel pricing for pipeline delivery and the generation and sale of RINs. Effective November 1, 2018, we amended our contract with Circle K such that our cost is based on a rack-based price, which reduces our exposure to price fluctuations inherent in the previous pricing methodology. We completed the upgrades of dispensers and the rebranding of substantially all these sites to a major fuel supplier in the third quarter of 2019 and anticipate continuing to see a positive impact on volume and fuel margin.

Competition

Our Wholesale segment competes with other motor fuel distributors. Major competitive factors for us include, among others, customer service, price and quality of service and availability of products.

The convenience store industry is highly competitive and characterized by ease of entry and constant change in the number and type of retailers offering products and services of the type we sold in our retail sites. We compete with other retail site chains, independently owned retail sites, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores and hypermarkets. Major competitive factors include, among others, location, ease of access, product and service selection, motor fuel brands, pricing, customer service, store appearance, and cleanliness.

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

Other Regulatory Matters

Our retail sites were subject to regulation by federal, state, and/or local agencies and to licensing and regulations by state and local health, sanitation, safety, fire and other departments relating to the development and operation of retail sites, including regulations relating to zoning and building requirements and the preparation and sale of food.

Our retail sites were also subject to federal, state and/or local laws governing such matters as wage rates, overtime, working conditions and citizenship requirements. At the federal, state and local levels, there are proposals under consideration from time to time to increase minimum wage rates and modify or restrict immigration policies.

Employees

The General Partner manages our operations and activities, Under the Transitional Omnibus Agreement, employees of Circle K provided management services to us through December 31, 2019. As of December 31, 2019, pursuant to the Circle K Omnibus Agreement, 104 employees of Circle K provided substantial management services to us.

On January 1, 2020, certain employees of Circle K became employees of the Topper Group, and together with existing employees of the Topper Group, have provided similar services to the Partnership under the Topper Group Omnibus Agreement.

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

The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	demand for motor fuel products in the markets we serve, including seasonal fluctuations, and the margin per gallon we earn selling and distributing motor fuel;
•	the wholesale price of motor fuel and its impact on the payment discounts we receive;
•	seasonal trends in the industries in which we operate;
•	supply, and the impact that severe storms could have to our suppliers’ and customers’ operations;
•	competition from other companies that sell motor fuel products or operate retail sites in our targeted market areas;

•	the inability to identify and acquire suitable sites or to negotiate acceptable leases for such sites;
•	the potential inability to obtain adequate financing to fund our expansion;
•	the level of our operating costs, including payments to the Topper Group under the Topper Group Omnibus Agreement;
•	prevailing economic conditions;
•	regulatory actions affecting the supply of or demand for motor fuel, our operations, our existing contracts or our operating costs; and
•	volatility of prices for motor fuel.

In addition, the actual amount of cash we will have available for distribution will depend on other factors such as:

•	the level and timing of capital expenditures we make;
•	the restrictions contained in our credit facility;
•	our debt service requirements and other liabilities;
•	the cost of acquisitions, if any;
•	fluctuations in our working capital needs;
•	our ability to borrow under our credit facility and access capital markets on favorable terms, or at all; and
•	the amount, if any, of cash reserves established by our General Partner in its discretion.

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

Our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions that result in an increase in cash flow. Our growth strategy is based, in large part, on our expectation of ongoing divestitures of retail and wholesale fuel distribution assets by industry participants. We may be unable to make accretive acquisitions for any of the following reasons:

•	we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts for them;
•	we are unable to raise financing for such acquisitions on economically acceptable terms, for example, if the market price for our common units declines;
•	we are outbid by competitors; or
•	we or the seller are unable to obtain any necessary consents.

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

For 2019, motor fuel revenues accounted for 93% of our total revenues and motor fuel gross profit accounted for 50% of total gross profit. Wholesale motor fuel costs are directly related to, and fluctuate with, the price of crude oil. Volatility in the price of crude oil, and subsequently wholesale motor fuel prices, is caused by many factors, including general political, regulatory and economic conditions, acts of war, terrorism or armed conflict, instability in oil producing regions, particularly in the Middle East and South America, and the value of U.S. dollars relative to other foreign currencies, particularly those of oil producing nations. In addition, the supply of motor fuel and our wholesale purchase costs could be adversely affected in the event of a shortage or oversupply of product, which could result from, among other things, interruptions of fuel production at oil refineries, new supply sources, sustained increases or decreases in global demand or the fact that our motor fuel contracts do not guarantee an uninterrupted, unlimited supply of motor fuel.

Significant increases and volatility in wholesale motor fuel costs could result in lower gross profit dollars, as an increase in the retail price of motor fuel could impact consumer demand for motor fuel and convenience merchandise and could result in lower wholesale motor fuel gross profit dollars. Dramatic increases in oil prices reduce retail motor fuel gross profits because wholesale motor fuel costs typically increase faster than retailers are able to pass them along to customers. In addition, significant decreases in oil prices and the corresponding decreases in wholesale motor fuel sales prices can result in lower revenues and gross profit margins, as our wholesale motor fuel gross profits include discounts from our suppliers calculated as a percentage of the cost of wholesale motor fuel. As the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations, we attempt to pass along wholesale motor fuel price changes to our customers through retail price changes; however, we are not always able to do so immediately. The timing of any related increase or decrease in sales prices is affected by competitive conditions in each geographic market in which we operate. As such, our revenues and gross profit for motor fuel can increase or decrease significantly and rapidly over short periods of time and potentially adversely impact our business, financial condition, results of operations and ability to make distributions to our unitholders. The volatility in crude oil and wholesale motor fuel costs and sales prices makes it extremely difficult to forecast future motor fuel gross profits or predict the effect that future wholesale costs and sales price fluctuations will have on our operating results and financial condition.

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

The failure to complete our acquisition of certain retail and wholesale assets from the Topper Group and certain other parties in a timely manner or at all could negatively impact the trading price of our common units and have an adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

In January 2020, in connection with the Partnership’s strategic decision to reestablish retail capability, the Partnership entered into an asset purchase agreement with the Topper Group and certain other parties to acquire certain retail and wholesale assets (the “Retail Acquisition”). The Retail Acquisition is expected to close prior to the end of the second quarter of 2020 and is subject to customary closing conditions.

Although reestablishing a retail capability is expected to provide us with the strategic flexibility to maximize the value of all of our assets and pursue a greater variety of acquisitions, there can be no assurance that we will realize the expected benefits or strategic objectives of the Retail Acquisition, even if the Retail Acquisition is consummated as planned.

A failure to complete the Retail Acquisition may result in negative publicity, negative impressions of us in the financial markets and investment community and negative responses from customers, partners and other third parties. There can be no assurance that our business, financial condition, results of operations and cash available for distribution to our unitholders will not be adversely affected, as compared to our condition prior to the announcement of the Retail Acquisition, if the Retail Acquisition is not consummated.

Both the wholesale motor fuel distribution and the retail motor fuel industries are characterized by intense competition and fragmentation, and our failure to effectively compete could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

The markets for distribution of wholesale motor fuel and the sale of retail motor fuel are highly competitive and fragmented, which results in narrow margins. We have numerous competitors, and some may have significantly greater resources and name recognition than we do. We rely on our ability to provide value added reliable services and to control our operating costs to maintain our margins and competitive position. If we were to fail to maintain the quality of our services, any or all of our wholesale customers could choose alternative distribution sources and expected retail customers could purchase from other retailers, each decreasing our margins. Furthermore, there can be no assurance that major integrated oil companies will not decide to distribute their own products in direct competition with us or that large wholesale customers will not attempt to buy directly from the major integrated oil companies. The occurrence of any of these events could have a material adverse effect on our business, results of operations and our ability to make distributions to our unitholders.

Changes in credit or debit card expenses could reduce our gross profit, especially on motor fuel sold at company-operated retail sites.

We expect a significant portion of sales at our company-operated retail sites will involve payment using credit or debit cards. We expect to be assessed fees as a percentage of transaction amounts and not as a fixed dollar amount or percentage of our gross profits. Higher motor fuel prices result in higher credit and debit card expenses, and an increase in credit or debit card use or an increase in fees would have a similar effect. Therefore, credit and debit card fees charged on motor fuel purchases that are more expensive as a result of higher motor fuel prices are not necessarily accompanied by higher gross profits. In fact, such fees may cause lower gross profits. Lower gross profits on motor fuel sales caused by higher fees may decrease our overall gross profit and could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

New entrants or increased competition in the convenience store industry could result in reduced gross profits.

Upon consummation of the Retail Acquisition, we expect to compete with numerous other convenience store chains, independent convenience stores, supermarkets, drugstores, discount warehouse clubs, motor fuel service stations, mass merchants, fast food operations and other similar retail outlets. Several non-traditional retailers, including supermarkets and club stores, compete directly with convenience stores.

General economic, financial and political conditions that are largely out of our control could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

Recessionary economic conditions, higher interest rates, higher motor fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors may affect consumer spending or buying habits, and could adversely affect the demand for motor fuel and convenience items we will sell at our retail sites. Unfavorable economic conditions, higher motor fuel prices and unemployment levels can affect consumer confidence, spending patterns and miles driven, with many customers “trading down” to lower priced products in certain categories when unfavorable conditions exist. These factors can lead to sales declines in both motor fuel and general merchandise, and in turn have an adverse impact on our business, financial condition and results of operations.

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

Terrorist attacks and threatened or actual war or armed conflict may adversely affect our business.

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

In the retail motor fuel industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for commercial truck traffic and trends in travel and weather. Changes in economic conditions generally, or in the regions in which we operate, could adversely affect consumer spending patterns and travel in our markets. In particular, weakening economic conditions may result in decreases in miles driven and discretionary consumer spending and travel, which affect spending on motor fuel and convenience items. In addition, changes in the types of products and services demanded by consumers or labor strikes in the construction industry or other industries that employ customers who visit retail sites, may adversely affect our sales and gross profit. Additionally, negative publicity or perception surrounding motor fuel suppliers could adversely affect reputation and brand image, which may negatively affect our motor fuel sales and gross profit. Similarly, advanced technology and increased use of hybrid cars or cars using alternative fuels would reduce demand for motor fuel. Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demands and preferences while continuing to sell products and services that remain relevant to the consumer and thus generally have a positive impact overall merchandise gross profit.

We will be subject to extensive government laws and regulations concerning store merchandise items and operations upon consummation of the Retail Acquisition, and the cost of compliance with such laws and regulations can be material.

Our business and properties will be subject to extensive local, state and federal governmental laws and regulations relating to, among other things, the sale of alcohol, tobacco and money orders, and public accessibility requirements. The cost of compliance with these laws and regulations can have a material adverse effect on our operating results and financial condition. In addition, failure to comply with local, state, provincial and federal laws and regulations to which our operations will be subject may result in penalties and costs that could adversely affect our business and our operating results.

In certain areas where our retail sites will be located, state or local laws limit the retail sites’ hours of operation or their sale of alcoholic beverages, tobacco products, possible inhalants and lottery tickets, in particular to minors. Failure to comply with these laws could adversely affect our revenues and results of operations because these state and local regulatory agencies have the power to revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of these products or to seek other remedies, such as the imposition of fines or other penalties. Moreover, these laws may impact our sales volumes in general, as customers who purchase certain products such as alcoholic beverages typically buy other products when they shop. Laws that curtail the consumer’s ability to buy certain products at our retail sites may curtail consumer demand for other products that we sell.

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

Further, the Patient Protection and Affordable Care Act and related reforms make and will continue to make sweeping and fundamental changes to the U.S. health care system. This law requires us to provide additional health insurance benefits to the employees providing services to us, or health insurance coverage to additional employees, and as a result may increase our costs and expenses. In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations. This includes potential changes in tax laws or the interpretation of tax laws relating to incentive compensation such as profit interests. Changes in such legislation, regulation or interpretation could have an adverse effect on our incentive compensation structures, which could affect our ability to recruit, develop and retain talented executives and could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

Under CERCLA, we may, as the owner or operator, be liable for the costs of removal or remediation of contamination at our current locations or our former locations, whether or not we knew of, or were responsible for, the presence of such contamination. In particular, as an owner of motor fueling stations, and expected operator of such stations, we face risks relating to petroleum product contamination that other retail site operators not engaged in such activities would not face. The remediation costs and other costs required to clean up or treat contaminated sites could be substantial. Contamination on and from our current, former or anticipated locations may subject us to liability to third parties or governmental authorities for injuries to persons, property or natural resources and may adversely affect our ability to sell or rent our properties or to borrow money using such properties as collateral.

CERCLA also provides that persons who dispose of or arrange for the disposal or treatment of hazardous or toxic substances at third-party sites may also be liable for the costs of removal or remediation of such substances at these disposal sites although such sites are not owned by such persons. Our historic and anticipated operation of many locations and the disposal of contaminated soil and groundwater wastes generated during cleanups of contamination at such locations could expose us to such liability.

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

Additionally, such funds may have eligibility requirements that not all of our current or anticipated sites will meet. To the extent state funds or other responsible parties do not pay or delay payments for remediation, we will be obligated to make these payments, which, in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders. We can give no assurance that these funds or responsible third parties are or will continue to remain viable.

Motor fuel operations present risks of soil and groundwater contamination. In the future, we may incur substantial expenditures for remediation of contamination that has not been discovered at locations which we may acquire. We regularly monitor our facilities for environmental contamination and record liabilities on our financial statements to cover potential environmental remediation and compliance costs when probable to occur and reasonably estimable. However, we can make no assurance that the liabilities we have recorded are the only environmental liabilities relating to our current and former locations, that material environmental conditions not known to us do not exist, that future laws or regulations will not impose material environmental liability on us or that our actual environmental liabilities will not exceed our reserves. In addition, failure to comply with any environmental regulations, including the Clean Air Act, the Clean Water Act or CERCLA, or an increase in regulations could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

Laws, regulations, technological, political and scientific developments regarding climate change and fuel efficiency may decrease demand for motor fuel.

Developments aimed at reducing greenhouse gas emissions’ contribution to climate change may decrease the demand or increase the cost for our major product, petroleum-based motor fuel. Attitudes toward this product and its relationship to the environment may significantly affect our effectiveness in marketing our product and sales. Government efforts to steer the public toward non-petroleum-based fuel dependent modes of transportation may foster a negative perception toward motor fuel or increase costs for our product, thus affecting the public’s attitude toward our primary product. New technologies that increase fuel efficiency or offer alternative vehicle power sources or laws or regulations to increase fuel efficiency, reduce consumption or offer alternative vehicle power sources may result in decreased demand for petroleum-based motor fuel. A number of new legal incentives, regulatory requirements and executive initiatives, including the Clean Power Plan (“CPP”), the Affordable Clean Energy (“ACE”) rule that the Environmental Protection Agency (the “EPA”) has proposed to replace the CPP, and various government subsidies such as the extension of certain tax credits for renewable energy, have made these alternative forms of energy more competitive. We may also incur increased costs for our product, which we may not be able to pass along to our customers. These developments could potentially have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, operating results and financial condition.

The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. For example, the U.S. government reached a new trade agreement with the Canadian and Mexican governments to replace the North America Free Trade Agreement (“NAFTA”) with the United States-Mexico-Canada Agreement (“USMCA”).

The U.S. has also initiated tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. In response, certain foreign governments have imposed retaliatory tariffs on goods that their countries import from the U.S. Changes in U.S. trade policy could result in one or more foreign governments adopting responsive trade policies that make it more difficult or costly for us to do business in or import our products from those countries. This in turn could require us to increase prices to our customers, which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

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

Upon consummation of the Retail Acquisition, our retail sites will be located in regions throughout the U.S. that are susceptible to certain severe weather events, such as hurricanes, flooding, severe thunderstorms, snowstorms, tornadoes and extreme heat and cold. Inclement weather conditions could damage our facilities, our suppliers or could have a significant impact on consumer behavior, travel and retail site traffic patterns as well as our ability to operate our retail sites. We could also be affected by regional occurrences, such as energy shortages or increases in energy prices, fires or other natural disasters. Besides these more obvious consequences of severe weather, our ability to insure these locations and the related cost of such insurance could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

Additionally, many studies have discussed the relationship between GHG emissions and climate change. One consequence of climate change noted in many of these reports is the increased severity of extreme weather, such as increased hurricanes and floods. Such events could adversely affect our operations through water damage, powerful winds or increased costs for insurance. Climate change also continues to attract considerable public and scientific attention. Recently, litigation has been filed against companies in the energy industry related to climate change. Should such suits succeed, we could face additional compliance costs or litigation risks.

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

ExxonMobil, BP, Circle K and Motiva collectively supplied approximately 75% of our motor fuel purchases in 2019. We purchased approximately 26%, 22%, 15% and 12% of our motor fuel from ExxonMobil, BP, Circle K and Motiva, respectively. A change of motor fuel suppliers, a disruption in supply or a significant change in pricing with any of these suppliers could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

We rely on our suppliers to provide trade credit terms to adequately fund our ongoing operations.

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

We are exposed to risk related to the creditworthiness and performance of our customers, suppliers and contract counterparties. As of December 31, 2019, we had outstanding accounts receivable totaling $36.5 million. This amount primarily consisted of vendor rebates due from our suppliers, credit card receivables, receivables arising from the sale of fuel and other products to independent franchised or licensed fuel station operators as well as amounts receivable from other industrial and commercial clients. Contracts with longer payment cycles or difficulties in enforcing contracts or collecting accounts receivable could lead to material fluctuations in our cash flows and could adversely impact our business, financial condition and results of operations.

Given the number and significance of the agreements in which Circle K is our counterparty, we could be adversely affected if Circle K were not to perform or cause delay in closing the remaining asset exchange transactions or CST Fuel Supply Exchange.

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

We depend on third-party transportation providers for the transportation of all of our motor fuel. Thus, a change or shortage of providers or a significant change in our relationship or commercial terms with any of these providers could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

All of the motor fuel we distribute is transported from motor fuel terminals to gas stations by third-party carriers. A change or shortage of transportation providers, a disruption in service or a significant change in our relationship or commercial terms with any of these transportation carriers could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

We are subject to federal, state and local laws and regulations that govern the product quality specifications of the motor fuel that we distribute and sell.

Various federal, state and local agencies have the authority to prescribe specific product quality specifications to the sale of commodities. Changes in product quality specifications, such as reformulated fuels mandates, reduced sulfur content in refined petroleum products or other more stringent requirements for fuels, could reduce our ability to procure products and result in a decrease to our sales volume, require us to incur additional handling costs, and/or require the expenditure of capital. If we are unable to procure product or recover these costs through increased sales, our ability to meet our financial obligations could be adversely affected. Failure to comply with these regulations could result in substantial penalties.

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

Further, we have contracts with certain multi-site lessee dealers, including Applegreen, that provide for the ability for each party to sever or recapture a certain number of sites from the contract. If sites are severed, we will seek to replace the dealer, but it is possible that the agreement with any new dealer may not provide for an equivalent fuel margin and/or rental income stream, which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders. Upon closing on the acquisition of certain retail and wholesale assets from the Topper Group and certain other parties (as further discussed in Note 25 to the financial statements) and reestablishing a retail capability, it is also possible that we will operate the site until the dealer is replaced or indefinitely.

We rely on our information technology systems and network infrastructure to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

We depend on our information technology (“IT”) systems and network infrastructure to manage numerous aspects of our business and provide analytical information to management. These systems are an essential component of our business and growth strategies, and a serious disruption to them could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches and computer viruses, which could result in a loss of sensitive business information, systems interruption or the disruption of our business operations. To protect against unauthorized access or attacks, we have implemented infrastructure protection technologies and disaster recovery plans, but there can be no assurance that a technology systems breach or systems failure, which may nonetheless occur and go undetected, will not have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

Cyber-attacks are rapidly evolving and becoming increasingly sophisticated. A successful cyber-attack resulting in the loss of sensitive customer, employee or vendor data could adversely affect our reputation, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. Moreover, a security breach could require that we expend significant additional resources to upgrade further the security measures that we employ to guard against cyber-attacks.

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

We have a significant amount of debt. As of December 31, 2019, we had $519.0 million of total debt and $92.0 million of availability under our revolving credit facility. Our level of indebtedness could have important consequences to us, including the following:

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

Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions, such as reducing distributions, reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to affect any of these actions on satisfactory terms, or at all.

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

•	failure to perform or otherwise comply with the covenants in our credit facility or in other loan documents beyond the applicable notice and grace period;
•	any default in the performance of any obligation or condition beyond the applicable grace period relating to any other indebtedness of more than certain thresholds;
•	failure of the lenders to have a perfected first priority security interest in the collateral pledged by any loan party;
•	the entry of one or more judgments in excess of certain thresholds, to the extent any payments pursuant to the judgment are not covered by insurance;
•	a change in ownership control of us or our General Partner;

•	a violation of the Employee Retirement Income Security Act of 1974, or “ERISA”; and
•	a bankruptcy or insolvency event involving us or any of our subsidiaries.

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

We do not expect to own all of the land on which our retail sites and certain facilities will be located, which could result in increased costs and disruptions to our operations.

We do not expect to own all of the land on which our retail sites and certain facilities will be located, and we expect to lease a portion of such sites from third parties under long-term arrangements with various expiration dates. As such, we are subject to the possibility that we are unable to renew such leases or are only able to do so with increased costs or more onerous terms, which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

We may not be able to lease sites we own or sub-lease sites we lease on favorable terms and any such failure could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

We may lease and/or sub-lease certain sites to lessee dealers, commission agents, Circle K or to DMS where the rent expense is more than the lease payments. If we are unable to obtain tenants on favorable terms for sites we own or lease, the lease payments we receive may not be adequate to cover our rent expense for leased sites and may not be adequate to ensure that we meet our debt service requirements. We cannot provide any assurance that the margins on our wholesale distribution of motor fuels to these sites will be adequate to offset unfavorable lease terms. The occurrence of these events could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

The Circle K Omnibus Agreement provides that DMI must indemnify us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO at our Predecessor Entity’s sites. Such indemnification survives the termination of the Circle K Omnibus Agreement. DMI is the beneficiary of escrow accounts created to cover the cost to remediate certain environmental liabilities. In addition, DMI maintains insurance policies to cover environmental liabilities and/or, where available, participates in state programs that may also assist in funding the costs of environmental liabilities. There are certain sites that were acquired by us in connection with the IPO with existing environmental liabilities that are not covered by escrow accounts, state funds or insurance policies. To the extent escrow accounts, insurance and/or payments from DMI are not sufficient to cover any such costs or expenses, our business, liquidity and results of operations could be adversely affected.

We are relying on Circle K to indemnify us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the Closed Asset Exchange Transactions. To the extent escrow accounts, insurance and/or payments from Circle K are not sufficient to cover any such costs or expenses, our business, financial condition and results of operations and ability to make distributions to unitholders could be adversely affected.

The Asset Exchange Agreement and related agreements provide that Circle K must indemnify us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the Closed Asset Exchanges. Such indemnification survives the termination of the Circle K Omnibus Agreement. Circle K is the beneficiary of escrow accounts created to cover the cost to remediate certain environmental liabilities. In addition, Circle K maintains insurance policies to cover environmental liabilities and/or, where available, participates in state programs that may also assist in funding the costs of environmental liabilities. To the extent escrow accounts, insurance and/or payments from Circle K are not sufficient to cover any such costs or expenses, our business, liquidity and results of operations could be adversely affected.

Risks Inherent in our Structure

The Topper Group controls us and may have conflicts of interest with us.

The Topper Group controls and manages the operations and activities of the Partnership, including the election of our Board; decisions regarding mergers, consolidations or acquisitions, the sale of all or substantially all of our assets and other matters affecting our capital structure; and other significant decisions that could impact our financial results and the amount of cash available for distribution to our unitholders. In addition, the Topper Group may compete directly with us for future acquisitions, which may conflict with our core strategy to grow our business and increase distributions to unitholders. As long as the Topper Group controls the sole member of our General Partner, it will effectively control our decisions, operations and activities.

The Topper Group controls the sole member of our General Partner, which has sole responsibility for conducting our business and managing our operations. Our General Partner and its affiliates, including the Topper Group, have conflicts of interest with us and limited fiduciary duties and they may favor their own interests to the detriment of us and our unitholders.

The Topper Group controls the sole member of our General Partner and therefore has the ability to appoint all of the directors of our Board. Although our General Partner has a legal duty to manage us in good faith, the General Partner and its executive officers (as employees of the Topper Group) have a fiduciary duty to manage our General Partner in a manner beneficial to its owner, the Topper Group. Furthermore, certain officers of our General Partner are directors of our Board or officers of affiliates of our General Partner. Therefore, conflicts of interest may arise between us and our unitholders, on the one hand, and our General Partner and its affiliates, including the Topper Group, on the other hand. In resolving these conflicts of interest, under the Partnership Agreement, our General Partner may favor its own interests and the interests of the Topper Group over our interests and the interests of our common unitholders. These conflicts include the following situations, among others:

•

our General Partner is allowed to take into account the interests of parties other than us, such as the Topper Group, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;

•	neither our Partnership Agreement nor any other agreement requires the Topper Group to pursue a business strategy that favors us;

•	officers of our General Partner who provide services to us may devote time to affiliates of our General Partner and may be compensated for services rendered to such affiliate;
•

our Partnership Agreement limits the liability of and reduces fiduciary duties owed by our General Partner and also restricts the remedies available to unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•	except in limited circumstances, our General Partner has the power and authority to conduct our business without unitholder approval;
•

our General Partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the creation, reductions or increases of cash reserves, each of which can affect the amount of cash that is available for distribution to our unitholders;

•

our General Partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus. Such determination can affect the amount of cash available for distribution to our unitholders;

•	our General Partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions;
•

our Partnership Agreement permits us to distribute up to $15 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus;

•

our Partnership Agreement does not restrict our General Partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf;

•	our General Partner intends to limit its liability regarding our contractual and other obligations;
•	our General Partner may exercise its right to call and purchase our common units if it and its affiliates own more than 80% of our common units;
•	our General Partner controls the enforcement of obligations that it and its affiliates owe to us; and
•	our General Partner decides whether to retain separate counsel, accountants or others to perform services for us.

The Topper Group or the Board may modify or revoke our cash distribution policy at any time at their discretion. Our Partnership Agreement does not require us to pay any distributions at all.

The Board has adopted a cash distribution policy pursuant to which we intend to distribute quarterly an amount at least equal to the minimum quarterly distribution of $0.4375 per unit on all of our units to the extent we have sufficient cash from our operations after the establishment of reserves and the payment of our expenses. However, the Topper Group, as the owner of our General Partner, or the Board may change such policy at any time at their discretion and could elect not to pay distributions for one or more quarters. In addition, our credit facility includes specified restrictions on our ability to make distributions.

Our Partnership Agreement does not require us to pay any distributions at all. Accordingly, investors are cautioned not to place undue reliance on the permanence of our distribution policy in making an investment decision. Any modification or revocation of our cash distribution policy could substantially reduce or eliminate the amounts of distributions to our unitholders. The amount of distributions we make, if any, and the decision to make any distribution at all will ultimately be determined by the Topper Group as the owner of all of the membership interests in the sole member of our General Partner, whose interests may differ from those of our common unitholders.

We rely on the employees of the Topper Group to provide key management services to our business pursuant to the Topper Group Omnibus Agreement. If our Topper Group Omnibus Agreement were to be terminated, we may not be able to find suitable replacements to perform such services for us without interruption to our business or increased costs.

Under our Topper Group Omnibus Agreement, the Topper Group provides us with the personnel necessary to support our management, administrative and operating services, including accounting, tax, legal, internal audit, risk management and compliance, environmental compliance and remediation management oversight, treasury, information technology and other administrative functions, as well as the management and operation of our wholesale distribution and retail business. If our Topper Group Omnibus Agreement is terminated, we may suffer interruptions to our business or increased costs to replace these services.

The liability of the Topper Group and Couche-Tard is limited under our Topper Group Omnibus Agreement and Circle K Omnibus Agreement and we have agreed to indemnify the Topper Group and Couche-Tard against certain liabilities, which may expose us to significant expenses.

The Topper Group Omnibus Agreement and the Circle K Omnibus Agreement provide that we must indemnify the Topper Group and Couche-Tard for certain liabilities, including any liabilities incurred by the Topper Group and Couche-Tard attributable to the operating and administrative services provided to us under the agreement, other than liabilities resulting from the Topper Group’s or Couche-Tard’s bad faith, fraud, or willful misconduct, as applicable.

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

•

provides that any determination, act or failure to act by our General Partner will be deemed in good faith unless such party believed such determination, other action or failure to act, given the totality of the circumstance, was averse to the interests of the Partnership;

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

Our General Partner’s affiliates, including the Topper Group, may compete with us.

Our Partnership Agreement provides that our General Partner will be restricted from engaging in any business activities other than acting as our General Partner and those activities incidental to its ownership interest in us. Except as provided in the Topper Group Omnibus Agreement, affiliates of our General Partner are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us.

Pursuant to the terms of our Partnership Agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our General Partner, the Topper Group or any of their affiliates, including their executive officers and directors. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our General Partner and result in less than favorable treatment of us and our unitholders. Conflicts of interest may arise in the future between us and our unitholders, on the one hand, and the affiliates of our General Partner and the Topper Group, on the other hand. In resolving these conflicts, the Topper Group may favor its own interests over the interests of our unitholders.

Holders of our common units have limited voting rights and are not entitled to elect our General Partner or the directors of the Board, which could reduce the price at which the common units will trade.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect or remove the members of our Board. The Board, including the independent directors, is chosen entirely by the Topper Group, as a result of its ownership of all the membership interests in the sole member of our General Partner, and not by our unitholders. Unlike publicly traded corporations, we will not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if holders of our common units are dissatisfied, they may not be able to remove our General Partner.

If our unitholders are dissatisfied with the performance of our General Partner, they will have limited ability to remove our General Partner. The vote of the holders of at least 66 2⁄3% of all outstanding common units voting together as a single class is required to remove our General Partner. As of February 21, 2020, the Topper Group beneficially owned approximately 47.7% of our outstanding common units.

Our General Partner interest or the control of our General Partner may be transferred to a third party without unitholder consent.

Our General Partner may transfer its General Partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our Partnership Agreement does not restrict the ability of the Topper Group to transfer its membership interests in the sole member of our General Partner to a third party. The new members of our General Partner would then be in a position to replace the Board and executive officers of our General Partner with their own designees and thereby exert significant control over the decisions taken by the Board and executive officers of our General Partner. This effectively permits a “change of control” without the vote or consent of the unitholders.

Our General Partner has a call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our General Partner and its affiliates hold more than 80% of the common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date that is three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our General Partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our Partnership Agreement that prevents our General Partner from issuing additional common units and exercising its call right. If our General Partner exercised its call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of February 21, 2020, the Topper Group beneficially owned approximately 47.7% of our outstanding common units.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by the Topper Group or other large holders.

As of February 21, 2020, we had 37,023,114 common units outstanding. Sales by the Topper Group or other large holders of a substantial number of our common units in the public or private markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to the Topper Group. Under our Partnership Agreement and pursuant to a registration rights agreement that we have entered into, the Topper Group has registration rights relating to the offer and sale of any units that it holds, subject to certain limitations.

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

Management fees and cost reimbursements due to our General Partner and the Topper Group for services provided to us or on our behalf will reduce cash available for distribution to our unitholders. The amount and timing of such reimbursements will be determined by our General Partner.

Prior to making any distribution on our common units, we will pay the Topper Group the management fee and reimburse our General Partner and the Topper Group for all out-of-pocket third-party expenses they incur and payments they make on our behalf, pursuant to the Topper Group Omnibus Agreement. Our Partnership Agreement provides that our General Partner will determine in good faith the expenses that are allocable to us. In addition, pursuant to the Topper Group Omnibus Agreement, the Topper Group will be entitled to reimbursement for certain expenses that they incur on our behalf. Our Partnership Agreement does not limit the amount of expenses for which our General Partner and the Topper Group may be reimbursed. The reimbursement of expenses and payment of fees, if any, to our General Partner and the Topper Group will reduce the amount of cash available to pay distributions to our unitholders.

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

LIBOR, the interest rate benchmark used as a reference rate on our variable rate credit facility, is expected to be phased out after 2021, when private-sector banks are no longer required to report the information used to set the rate. Without this data, LIBOR may no longer be published, or the lack of quality and quantity of data may cause the rate to no longer be representative of the market. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the Partnership’s cost of variable rate debt. The Partnership will also need to consider new contracts and if they should reference an alternative benchmark rate or include suggested fallback language, as published by the Alternative Reference Rates Committee. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt which may be detrimental to our financial position or operating results.

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

See Note 25 to the financial statements regarding the acquisition of retail and wholesale assets from the Topper Group and certain other parties, at which time these contracts with DMS will be terminated.

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

In addition to U.S. federal income taxes, our unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct business in 31 states (see “Item 2. Properties”). Each unitholder must assess the need to file and pay income tax in these states on their allocated share of partnership taxable income. We may own property or conduct business in other states, localities or foreign countries in the future. It is the responsibility of each unitholder to file all U.S. federal, state, local and foreign tax returns. In certain states, tax losses may not produce a tax benefit in the year incurred and also may not be available to offset income in subsequent tax years. Some states may require us, or we may elect, to withhold a percentage of income from amounts to be distributed to a unitholder not otherwise exempt from withholding, who is not a resident of the state. Withholding, the amount of which may be greater or less than a particular unitholders’ income tax liability to the state, generally does not relieve a nonresident unitholder from the obligation to file a state income tax return. Amounts withheld may be treated as if distributed to unitholders for purposes of determining the amounts distributed by us. Our counsel has not rendered an opinion on the state, local or non-U.S. tax consequences of an investment in our common units.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table shows the aggregate number of sites we owned or leased by customer groups at December 31, 2019:

	Owned Sites	Leased Sites	Total Sites	Percentage of Total Sites
Lessee dealers	404	312	716	71%
DMS	28	40	68	7%
Circle K	46	—	46	5%
Commission agents	134	39	173	17%
Total	612	391	1,003	100%

We conduct business at sites located in Alabama, Arkansas, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Virginia, West Virginia and Wisconsin.

The following table provides a history of our sites acquired, changes between customer groups or sold during 2019:

	Lessee Dealers	DMS	Circle K	Commission Agents	Company Operated	Total
Number at beginning of year	548	87	73	172	63	943
Acquired	116	—	—	—	—	116
Changes between customer groups	63	(19)	—	2	(46)	—
Divested	(11)	—	(27)	(1)	(17)	(56)
Number at end of year (a)	716	68	46	173	—	1,003

(a)	This amount excludes 369 independent dealer sites and includes 52 closed sites and 45 sites where we only collect rent.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 21, 2020, we had 37,023,114 common units outstanding, held by approximately 17 holders of record. Our common units are listed and trade on the NYSE under the symbol “CAPL.” Included in the number of common units outstanding are 9,210,137 common units currently owned by the Topper Group, which cannot be transferred absent registration with the SEC or an available exemption from the SEC’s registration requirements.

Cash Distribution Policy

General

The Board has adopted a policy to make cash distributions per unit each quarter, in an amount determined by the Board following the end of such quarter. In general, we expect that cash distributed for each quarter will equal cash generated from operations less cash needed for maintenance capital expenditures, accrued but unpaid expenses (including the management fee to the Topper Group), reimbursement of expenses incurred by our General Partner, debt service and other contractual obligations and reserves for future operating and capital needs or for future distributions to our partners. We expect that the Board will reserve excess cash, from time to time, in an effort to sustain or permit gradual or consistent increases in quarterly distributions. Restrictions in our credit facility could limit our ability to pay distributions upon the occurrence of certain events. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.” The Board may also determine to borrow to fund distributions in quarters when we generate less cash available for distribution than necessary to sustain or grow our cash distributions per unit. The factors that we believe will be the primary drivers of our cash generated from operations are changes in demand for motor fuels, the number of sites to which we distribute motor fuels, the margin per gallon we are able to generate at such sites and the profitability of sites we own and lease.

Our cash distribution policy, established by our General Partner, is to distribute each quarter an amount at least equal to the minimum quarterly distribution of $0.4375 per unit on all units ($1.75 per unit on an annualized basis). The distribution declared by the Board on January 22, 2020 was $0.5250 per unit (or $2.10 per unit on an annualized basis). Our General Partner may determine at any time that it is in the best interest of our Partnership to modify or revoke our cash distribution policy. Modification of our cash distribution policy may result in distributions of amounts less than, or greater than, our minimum quarterly distribution, and revocation of our cash distribution policy could result in no distributions at all. In addition, our credit facility includes certain restrictions on our ability to make cash distributions.

IDRs

IDRs represent the right to receive an increasing percentage (15.0%, 25.0% and 50.0%) of our quarterly distributions from operating surplus after the minimum quarterly distribution and the target distribution levels (as described under Minimum Quarterly Distribution below) have been achieved. As of December 31, 2019, DMP held our IDRs and had the right to transfer these rights at any time. As of December 31, 2019, the current distribution per unit exceeded the 15% threshold.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for a discussion of the elimination of the IDRs, which closed on February 6, 2020.

Minimum Quarterly Distribution

If cash distributions to our unitholders exceed $0.5031 per unit in any quarter, our unitholders and the holders of our IDRs, would receive distributions according to the following percentage allocations:

Total Quarterly Distribution Per Common Unit	Marginal Percentage Interest in Distribution
Target Amount	Unitholders	Holders of IDRs
above $0.5031 up to $0.5469	85%	15%
above $0.5469 up to $0.6563	75%	25%
above $0.6563	50%	50%

We expect to continue the practice of paying quarterly cash distributions, though the timing, declaration, amount and payment of future distributions to unitholders will fall within the discretion of the Board. Our indebtedness also restricts our ability to pay distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Unregistered Sales of Equity Securities and Use of Proceeds

Through February 21, 2020, we issued an aggregate of 9,210,137 common units to Circle K and DMP (now all owned by DMP) as consideration for asset purchases, partial settlement of the management fee and the elimination of the IDRs, which closed on February 6, 2020. These units are restricted and cannot be transferred absent registration with the SEC or an available exemption from the SEC’s registration requirements. These issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Common Unit Repurchase Program

We made no common unit repurchases during the quarter ended December 31, 2019.

Management Fee Issuance

As approved by the independent conflicts committee of the Board, the Partnership and Circle K mutually agreed to settle, from time to time, a portion of the full amount due under the terms of the Circle K Omnibus Agreement in newly issued common units representing limited partner interests in the Partnership. These issuances of common units were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. We issued the following common units to CST or Circle K for the periods presented below under the terms of the Circle K Omnibus Agreement. As a result of the GP Purchase, the Topper Group now owns these units.

Quarter Ended	Date of Issuance	Number of Common Units Issued
December 31, 2017	March 1, 2018	136,882
March 31, 2018	May 21, 2018	155,236

All charges allocated to us by Circle K under the Circle K Omnibus Agreement since the first quarter of 2018 have been paid by us in cash.

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

The financial data below are presented in thousands.

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Income Statement Data:
Total revenues (a)	$2,149,429	$2,445,917	$2,094,827	$1,869,806	$2,226,271
Operating income	43,322	35,012	32,419	32,171	26,017
Net income	18,076	5,246	23,176	10,715	11,462
Net income attributable to limited partners	18,076	5,251	23,158	10,704	11,441
Net income per common unit-basic and diluted	$0.51	$0.11	$0.56	$0.22	$0.35
Operating Data:
Wholesale
Average motor fuel distribution sites	1,256	1,242	1,183	1,128	1,064
Gallons of motor fuel distributed (in millions)	1,004.0	1,047.3	1,032.0	1,034.6	1,051.4
Motor fuel gross margin	$71,918	$70,019	$58,844	$54,112	$58,606
Motor fuel gross margin per gallon (b)	$0.072	$0.067	$0.057	$0.052	$0.056
Rent income (a)	$81,427	$77,404	$79,344	$74,955	$59,956
Retail
Average total system sites	206	245	168	157	202
Gallons of motor fuel sold (in millions)	160.1	208.1	160.6	159.7	211.2
Motor fuel gross margin per gallon	$0.032	$0.047	$0.045	$0.053	$0.092
Merchandise gross margin percentage	23.6%	24.7%	24.4%	24.6%	26.3%
Other Financial Data (unaudited)
Adjusted EBITDA (c)	$103,703	$113,352	$109,077	$103,634	$90,314
Distributable Cash Flow (c)	$80,123	$78,043	$81,234	$81,628	$69,733
Distributions paid per common unit	$2.1000	$2.2025	$2.4800	$2.4000	$2.2300
Distribution Coverage (c)	1.11x	1.03x	0.97x	1.02x	1.08x

(a)

Prior to 2016, we netted lease executory costs such as real estate taxes, maintenance and utilities that we paid and re-billed customers against rental income on our statement of income. During the first quarter of 2016, we began accounting for such amounts as rent income and operating expenses and reflected this change in presentation retrospectively back through 2015.

(b)	Fuel margin per gallon represents (1) total revenues from motor fuel sales, less total cost of revenues from motor fuel sales, divided by (2) total gallons of motor fuel distributed.
(c)	See reconciliation of non-GAAP financial measures under the heading “Management’s Discussion of Financial Condition and Results of Operations—Results of Operations—Non-GAAP Financial Measures” below.

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$1,780	$3,191	$3,897	$1,350	$1,192
Total current assets	63,495	50,862	80,506	65,407	58,119
Total assets	905,256	866,922	947,236	931,989	861,444
Total current liabilities	112,636	88,448	93,473	75,133	74,898
Long-term debt, excluding current portion	534,859	519,276	529,147	465,119	403,714
Total liabilities	826,859	755,989	776,217	711,178	592,588
Total equity	78,397	110,933	171,019	220,811	268,856

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following MD&A is intended to help the reader understand our results of operations and financial condition. This section is provided as a supplement to and should be read in conjunction with Items 1, 1A and 8 (which includes our consolidated financial statements) contained in this report.

MD&A is organized as follows:

•	GP Purchase—This section provides information on the GP Purchase.
•	Recent Developments—This section describes significant recent developments.
•

Significant Factors Affecting Our Profitability—This section describes the significant impact on our results of operations caused by crude oil commodity price volatility, seasonality and acquisition and financing activities.

•

Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for 2019, 2018 and 2017 and non-GAAP financial measures.

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

Purchase of the General Partner by the Topper Group

As a result of the GP Purchase, on November 19, 2019, subsidiaries of DMP purchased from subsidiaries of Circle K: 1) 100% of the membership interests in the sole member of the General Partner; 2) 100% of the IDRs issued by the Partnership; and 3) an aggregate of 7,486,131 common units of the Partnership. Joseph V. Topper, Jr. is the founder and, since November 19, 2019, chairman of the Board.

Through its control of DMP, the Topper Group controls the sole member of our General Partner and has the ability to appoint all of the members of the Board and to control and manage the operations and activities of the Partnership. As of February 21, 2020, the Topper Group also has beneficial ownership of a 47.7% limited partner interest in the Partnership (see “Recent Developments” below for disclosure regarding the elimination of the IDRs).

Recent Developments

Equity Restructuring

On January 15, 2020, the Partnership entered into an Equity Restructuring Agreement (the “Equity Restructuring Agreement”) with the General Partner and Dunne Manning CAP Holdings II LLC (“DM CAP Holdings”), a wholly owned subsidiary of DMP.

Pursuant to the Equity Restructuring Agreement, all of the outstanding IDRs of the Partnership, all of which were held by DM CAP Holdings, were cancelled and converted into 2,528,673 newly-issued common units representing limited partner interests in the Partnership based on a value of $45 million and calculated using the 20 business day volume weighted average trading price of our common units ended five business days prior to the execution of the Equity Restructuring Agreement (the “20-day VWAP”).

This transaction closed on February 6, 2020, after the record date for the distribution payable on the Partnership’s common units with respect to the fourth quarter of 2019.

Simultaneously with the Equity Restructuring Closing, the General Partner executed and delivered the Second Amended and Restated Agreement of Limited Partnership of the Partnership (the “Second Amended and Restated Partnership Agreement”) to give effect to the Equity Restructuring Agreement.

The Second Amended and Restated Partnership Agreement amended and restated the First Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of October 30, 2012, as amended, in its entirety to, among other items, (i) reflect the cancellation of the IDRs and (ii) eliminate certain legacy provisions that no longer apply, including provisions related to the IDRs and subordinated units of the Partnership that were formerly outstanding.

The terms of the Equity Restructuring Agreement were approved by the independent conflicts committee of the Board.

CST Fuel Supply Exchange Agreement

On November 19, 2019, the Partnership entered into an Exchange Agreement (the “CST Fuel Supply Exchange Agreement”) with Circle K. Pursuant to the CST Fuel Supply Exchange Agreement, Circle K has agreed to transfer to the Partnership 45 owned and leased convenience store properties (the “Properties”) and related assets (including fuel supply agreements) relating to such Properties, and U.S. wholesale fuel supply contracts covering 387 additional sites (the “DODO Sites”), and, in exchange, the Partnership has agreed to transfer to Circle K 100% of the limited partnership units in CST Fuel Supply LP that are owned by the Partnership, which represent 17.5% of the outstanding units of CST Fuel Supply LP (collectively, the “CST Fuel Supply Exchange”).

The assets being exchanged by Circle K include (a) fee simple title to all land and other real property and related improvements owned by Circle K at the Properties, (b) Circle K’s leasehold interest in all land and other real property and related improvements leased by Circle K at the Properties, (c) all buildings and other improvements and permanently attached machinery, equipment and other fixtures located on the Properties, (d) all tangible personal property owned by Circle K and located on the Properties, including all underground storage tanks located on the Properties, and owned by Circle K, (e) all of Circle K’s rights under the dealer agreements related to the Properties and the DODO Sites, (f) Circle K’s rights under the leases to the leased Properties and all tenant leases and certain other contracts related to the Properties, (g) all fuel inventory owned by Circle K and stored in the underground storage tanks at locations operated by dealers that are independent commission marketers, (h) all assignable permits related to the Properties and related assets owned by Circle K, (i) all real estate records and related registrations and reports and other books and records of Circle K to the extent relating to the Properties, and (j) all goodwill and other intangible assets associated with the foregoing assets (collectively, the “Assets”).  The Partnership will also assume certain liabilities associated with the Assets.

The closing of the CST Fuel Supply Exchange is expected to occur in the first quarter of 2020 and is subject to the satisfaction or waiver of customary closing conditions. The CST Fuel Supply Exchange Agreement contains customary representations, warranties, agreements and obligations of the parties, including covenants regarding the conduct by Circle K with respect to the Assets prior to closing. The Partnership and Circle K have agreed to indemnify each other for, among other things, breaches of their respective representations and warranties contained in the CST Fuel Supply Exchange Agreement for a period of 18 months after the date of closing (except for certain fundamental representations and warranties, which survive until the expiration of the applicable statute of limitations) and for breaches of their respective covenants and for certain liabilities assumed or retained by the Partnership or Circle K, respectively. The respective indemnification obligations of each of the Partnership and Circle K to the other are subject to the limitations set forth in the CST Fuel Supply Exchange Agreement. The CST Fuel Supply Exchange Agreement may be terminated, among other ways, by mutual written consent of the Partnership and Circle K.

In connection with the execution of the CST Fuel Supply Exchange Agreement, the Partnership and Circle K also entered into an Environmental Responsibility Agreement, dated as of November 19, 2019 (the “ERA”), which agreement sets forth the parties’ respective liabilities and obligations with respect to environmental matters relating to the Properties. As further described in the ERA, Circle K will retain liability for known environmental contamination or non-compliance at the Properties, and the Partnership will assume liability for unknown environmental contamination and non-compliance at the Properties.

The terms of the CST Fuel Supply Exchange Agreement were approved by the independent conflicts committee of the Board.

We are in the process of amending our credit facility to allow for the divestiture of our investment in CST Fuel Supply.

Retail and Wholesale Acquisition

On January 15, 2020, in connection with the Partnership’s strategic reorientation to add retail capability, the Partnership entered into an asset purchase agreement (“Asset Purchase Agreement”) with the sellers (“Sellers”) signatories thereto, including DMS and certain of DMS’s affiliates, with respect to the acquisition (the “Retail Acquisition”) by the Partnership from the Sellers of the retail operations at 172 sites, wholesale fuel distribution to 114 sites, including 55 third-party wholesale dealer contracts, and leasehold interests in at least 53 sites, for an aggregate consideration of $21 million in cash and 842,891 in newly-issued common units valued at $15 million and calculated based on the 20-day VWAP. The Partnership will also acquire for cash the inventory related to the sites. The Partnership expects to finance the aggregate cash consideration with borrowings under its credit facility.

In addition, the parties agreed to perform Phase I environmental site assessments with respect to certain sites. The Sellers agreed to retain liability for known environmental contamination or non-compliance at certain sites, and the Partnership agreed to assume liability for unknown environmental contamination and non-compliance at certain sites.

The closing of the transactions contemplated by the Asset Purchase Agreement is expected to occur prior to the end of the second quarter of 2020 (such date, the “Retail Acquisition Closing”) and is subject to closing conditions and purchase price adjustments customary in comparable transactions. In addition, the Asset Purchase Agreement contains customary representations and warranties of the parties as well as indemnification obligations by Sellers and the Partnership, respectively, to each other. The indemnification obligations must be asserted within 18 months of the Retail Acquisition Closing and are limited to an aggregate of $7.2 million for each party.

In connection with the Retail Acquisition Closing, the Partnership will assume certain contracts with third parties and affiliates necessary for the continued operation of the sites, including agreements with dealers and franchise agreements. Further, the Partnership will enter into ten-year master leases with certain affiliates of the Topper Group, with an aggregate annual rent of $6.5 million payable by the Partnership. Additionally, DMS will no longer be a customer or lessee of the Partnership as we will terminate the contracts with DMS upon closing on this transaction.

The terms of the Asset Purchase Agreement were approved by the independent conflicts committee of the Board.

With this transaction, we will not only be adding wholesale fuel contracts to our portfolio but will be adding retail assets and a retail capability that will enable the Partnership to pursue a broader range of acquisition opportunities and provides greater flexibility for optimizing the class of trade for each asset in our portfolio.

Topper Group Omnibus Agreement

On January 15, 2020, the Partnership entered into an Omnibus Agreement, effective as of January 1, 2020 (the “Topper Group Omnibus Agreement”), among the Partnership, the General Partner and DMI. The terms of the Topper Group Omnibus Agreement were approved by the conflicts committee of the Board, which is composed of the independent directors of the Board.

Pursuant to the Topper Group Omnibus Agreement, DMI has agreed, among other things, to provide, or cause to be provided, to the General Partner for the benefit of the Partnership, at cost without markup, certain management, administrative and operating services, which services were previously provided by Circle K under the Transitional Omnibus Agreement, dated as of November 19, 2019, among the Partnership, the General Partner and Circle K.

The Topper Group Omnibus Agreement will continue in effect until terminated in accordance with its terms. The Topper Group has the right to terminate the Topper Group Omnibus Agreement at any time upon 180 days’ prior written notice, and the General Partner has the right to terminate the Topper Group Omnibus Agreement at any time upon 60 days’ prior written notice.

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

On February 25, 2020, the closing of the third separate tranche of asset exchanges under the Asset Exchange Agreement occurred. In this tranche, Circle K transferred to the Partnership ten (all fee) U.S. company-operated convenience and fuel retail stores having an aggregate fair value of approximately $11.0 million, and the Partnership transferred to Circle K the real property for five of the master lease properties having an aggregate fair value of approximately $10.3 million.

The remaining tranches are anticipated to close in the first half of 2020.

See Note 3 to the financial statements for additional information.

Dealerization of Our Midwest Company Operated Sites

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

As a result of this transition, we have not had any company operated sites since September 30, 2019. See “Retail and Wholesale Acquisition” above for information regarding the acquisition of retail and wholesale assets from the Topper Group and certain other parties.

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

On November 19, 2019, we further amended our credit facility to allow for the GP Purchase.

See Note 11 to the financial statements for additional information.

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

From the time of the November 2017 Jet-Pep acquisition through October 31, 2018, we purchased motor fuel for our Jet-Pep Assets from Circle K at Circle K’s cost plus terminal and administration fees of $0.015 per gallon. Circle K’s cost to supply these sites included price fluctuations associated with index-based motor fuel pricing for pipeline delivery and the generation and sale of RINs. Effective November 1, 2018, we amended our contract with Circle K such that our cost is based on a rack-based price, which reduces our exposure to price fluctuations inherent in the previous pricing methodology. We completed the upgrades of dispensers and the rebranding of substantially all these sites to a major fuel supplier in the third quarter of 2019 and anticipate continuing to see a positive impact on volume and fuel margin.

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

See “Recent Developments—Dealerization of Our Remaining Company Operated Sites” in Item 7 and Note 21 to the financial statements for information on the dealerization of our remaining company operated sites in the third quarter of 2019. As a result of this transition, we have not had any company operated sites since September 30, 2019.

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

Acquisition and Financing Activity

Our results of operations and financial condition are also impacted by our acquisition and financing activities as summarized below.

2017

•	On September 6, 2017, we sold two properties to an unaffiliated third party as a result of the FTC’s requirements associated with the CST Merger for $6.7 million.
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

2019

•

On April 1, 2019, we entered into a new credit facility as further discussed in “Liquidity and Capital Resources—Debt” and Note 11 to the financial statements. On November 19, 2019, we further amended the new credit facility to allow for the GP Purchase.

•

On May 21, 2019 and September 5, 2019, we completed the Closed Asset Exchange Transactions as further discussed in “Recent Developments—Asset Exchange Transactions with Circle K” and Note 3 to the financial statements.

Adoption of ASC 842 on Lease Accounting

As further discussed in Notes 2 and 21 to the financial statements, we adopted ASC 842 effective January 1, 2019, and as a result, our results for 2019 are not directly comparable to the results for 2018. Most significantly, payments on our previous failed sale-leaseback obligations were characterized as principal and interest expense in periods prior to 2019. Starting in 2019, these payments are characterized as rent expense. These payments for the Wholesale and Retail segments amounted to approximately $6.7 million and $0.5 million for 2018, respectively. Of the total payments, $5.5 million was classified as interest expense for the 2018. See “Results of Operations—Non-GAAP Financial Measures” for additional information.

Execution of Master Fuel and Lease Agreements with a Third-Party Multi-Site Operator

In June 2018, we executed master fuel supply and master lease agreements with a third-party multi-site operator of retail motor fuel stations, to which we transitioned 43 sites in Florida from DMS in the third quarter of 2018. The master fuel supply and master lease agreements have an initial 10-year term with four 5-year renewal options.

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

These sites were divested in September 2018, after the June 15, 2018 deadline specified in the FTC orders. As a result, Couche-Tard and/or the Partnership may be subject to civil penalties, up to a maximum allowed by law of $41,000 per day per violation of the FTC divestiture orders. Circle K has agreed to indemnify us for any such penalties and associated legal costs and as such, we have not accrued any liability.

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

Separation Benefits and Retention Bonuses

During 2017, the Partnership recognized a $5.4 million charge for certain severance and benefit costs associated with certain officers and other employees of CST Services who provided services to the Partnership and who terminated employment upon the consummation of the CST Merger, which constituted a change in control, as defined in the EICP and CST’s severance plans.

In addition, certain participants in the EICP received retention bonuses that were paid in annual installments that began in July 2017 and continued through July 2019. The Partnership recorded a $1.0 million charge during 2017 in connection with the payments made by Circle K in July 2017. In addition, the Partnership recognized charges of $0.1 million, $0.8 million and $0.7 million in 2019, 2018 and 2017, respectively, for the payments made in July 2018 and July of 2019.

We also incurred a $1.7 million charge in 2017 related to additional EICP severance payments.

During 2019, we dealerized the remaining 46 company operated sites in the third quarter of 2019. As a result of communicating a plan to exit the company operated business, we recorded separation benefit costs totaling $0.4 million in the first quarter of 2019, which is anticipated to be paid in the first quarter of 2020.

Separation benefit and retention bonus costs are included in general and administrative expenses and are included in other long-term liabilities as we will reimburse Circle K. See Note 13 for additional information.

Results of Operations

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this Annual Report because that disclosure was already included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 26, 2019. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and results of operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of income and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of income are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Operating revenues	$2,149,429	$2,445,917	$2,094,827
Cost of sales	1,994,792	2,273,122	1,934,061
Gross profit	154,637	172,795	160,766

Income from CST Fuel Supply equity interests	14,768	14,948	14,906
Operating expenses:
Operating expenses	52,554	61,919	61,297
General and administrative expenses	16,849	17,966	27,887
Depreciation, amortization and accretion expense	55,032	66,549	57,470
Total operating expenses	124,435	146,434	146,654
(Loss) gain on dispositions and lease terminations, net	(1,648)	(6,297)	3,401
Operating income	43,322	35,012	32,419
Other income, net	524	373	439
Interest expense	(27,000)	(32,872)	(27,919)
Income before income taxes	16,846	2,513	4,939
Income tax benefit	(1,230)	(2,733)	(18,237)
Net income	18,076	5,246	23,176
Less: net (loss) income attributable to noncontrolling interests	—	(5)	18
Net income attributable to limited partners	18,076	5,251	23,158
IDR distributions	(533)	(1,579)	(4,337)
Net income available to limited partners	$17,543	$3,672	$18,821

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Consolidated Results

Operating revenues decreased $296 million or 12%, while operating income increased $8.3 million or 24%.

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $220 million (10%) decrease in our Wholesale segment revenues primarily attributable to the decrease in crude oil prices. The average daily spot price of WTI crude oil decreased 13% to $56.98 per barrel in 2019, compared to $65.23 per barrel in 2018. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” In addition, volume decreased 4% primarily due to the 2018 divestitures mandated by the FTC orders and the termination of supply contracts (many of which were low margin).

•

A $196 million (30%) decrease in our Retail segment revenues primarily attributable to a 23% decrease in volume driven by the 2018 divestitures of seven company operated Upper Midwest and two commission agent sites mandated by FTC orders, the conversion of commission sites included in the Retail segment to lessee dealer sites included in the Wholesale segment, the divestiture of 17 company operated Upper Midwest sites in May 2019 in connection with the asset exchange with Circle K and the dealerization of 46 company operated Upper Midwest sites in the third quarter of 2019. In addition, our average retail motor fuel selling price per gallon decreased by 5% driven by a 13% decrease in crude oil prices. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Merchandise and services revenues also decreased $48 million (49%) driven by the divestitures and dealerization of company operated sites noted above.

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

Our intersegment revenues decreased $120 million (28%), primarily attributable to the 2018 divestitures mandated by FTC orders, the conversion of commission sites included in our Retail segment to lessee dealer sites included in the Wholesale segment, the divestiture of 17 company operated Upper Midwest sites in May 2019 in connection with the asset exchange with Circle K, the dealerization of 46 company operated Upper Midwest sites in the third quarter of 2019 and the changes in wholesale prices discussed above.

Cost of sales

Cost of sales decreased $278 million (12%) as a result of the decrease in wholesale motor fuel prices and volume decreases discussed above. See “Segment Results” for additional gross profit analyses.

Operating expenses

See “Segment Results” for additional operating expenses analyses.

General and administrative expenses

General and administrative expenses decreased $1.1 million (6%) primarily attributable to a $0.4 million decrease in acquisition-related costs, $0.5 million decrease due to the dealerization of the remaining company operates sites in the third quarter of 2019 and a $0.5 million decrease in legal fees. These decreases were partially offset by a $0.8 million increase in equity compensation expense as a result of more equity awards outstanding and the vesting of all outstanding awards as a result of the GP Purchase.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense decreased $11.5 million (17%) primarily due to an $8.9 million impairment charge recorded in 2018 related to the two Jet-Pep sites and the nine Upper Midwest sites required to be divested per FTC order as well as a $1.6 million reduction related to removing the property and equipment associated with our previous sale-leaseback transactions from our balance sheet as part of our transition adjustment in connection with the adoption of ASC 842 (see Note 2 to the financial statements for additional details). We recorded $4.5 million of impairment charges related to assets held for sale and certain vacant land sites during 2019. The remaining reduction is primarily driven by assets becoming fully depreciated or amortized.

Loss on dispositions and lease terminations, net

During 2019, we recorded a $0.5 million loss on the sale of inventory to Applegreen in connection with the dealerization of the company operated Upper Midwest sites. In addition, we recorded a $0.6 million loss to write off deferred rent income related to DMS giving notice to sever 12 sites in early 2020 from the master lease with us. As a result of replacing dispensers in Alabama as a part of the rebranding effort of those sites, we recorded a $1.0 million loss on disposal. Partially offsetting these losses was a $0.5 million net gain on sales of assets.

During 2018, in connection with the transition of 43 sites in Florida from DMS to a third-party multi-site operator of retail motor fuel stations, we recorded a $3.8 million charge for a contract termination payment paid to DMS. Additionally, we recorded a $2.4 million charge primarily to write off deferred rent income related to our recapture of these sites from the master lease agreement with DMS.

Interest expense

Interest expense decreased $5.9 million (18%) due to a $5.5 million reduction relating to the adoption of ASC 842 and the resulting recharacterization of lease payments on our sale-leaseback transactions from principal and interest expense for periods prior to 2019 to rent expense starting in 2019. See Note 2 to the financial statements for additional information.

Income tax benefit

We recorded an income tax benefit of $1.2 million and $2.7 million for 2019 and 2018, respectively. The benefits were primarily driven by less income being generated by our taxable subsidiaries. See Note 19 for additional information.

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

Wholesale

The following table highlights the results of operations and certain operating metrics of our Wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Year Ended December 31,
	2019	2018	2017
Gross profit:
Motor fuel–third party	$45,117	$37,323	$34,474
Motor fuel–intersegment and related party	26,801	32,696	24,370
Motor fuel gross profit	71,918	70,019	58,844
Rent and other(a)	59,231	62,989	64,197
Total gross profit	131,149	133,008	123,041
Income from CST Fuel Supply equity interests(b)	14,768	14,948	14,906
Operating expenses	(32,618)	(30,108)	(29,323)
Adjusted EBITDA(c)	$113,299	$117,848	$108,624
Motor fuel distribution sites (end of period):(d)
Motor fuel–third party
Independent dealers(e)	369	362	384
Lessee dealers(f)	648	500	438
Total motor fuel distribution–third party sites	1,017	862	822
Motor fuel–intersegment and related party
DMS (related party)(g)	68	86	146
Circle K(h)	28	43	43
Commission agents (Retail segment)	169	170	181
Company operated retail sites (Retail segment) (i)	—	63	70
Total motor fuel distribution–intersegment and related party sites	265	362	440
Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	938	834	823
Motor fuel-intersegment and related party distribution	318	408	360
Total motor fuel distribution sites	1,256	1,242	1,183
Volume of gallons distributed (in thousands)
Third party	706,759	653,535	655,754
Intersegment and related party	297,235	393,725	376,212
Total volume of gallons distributed	1,003,994	1,047,260	1,031,966

Wholesale margin per gallon	$0.072	$0.067	$0.057

(a)

See Notes 2 and 21 to the financial statements for additional information regarding the impact of adopting ASC 842 effective January 1, 2019, which impacted rent and other gross profit for 2019, resulting in the results 2019 not being comparable to our results for 2018.

(b)	Represents income from our equity interest in CST Fuel Supply.
(c)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income (loss) under the heading “Results of Operations—Non-GAAP Financial Measures.”
(d)	In addition, as of December 31, 2019 and 2018, we distributed motor fuel to 13 sub-wholesalers who distributed to additional sites.
(e)

The increase in the independent dealer site count from December 31, 2018 to December 31, 2019 was primarily attributable to the Closed Asset Exchange Transactions with Circle K, which resulted in 15 Circle K sites being converted to independent dealer sites, partially offset by the termination or non-renewal of fuel supply contracts, a significant number of which were low margin.

(f)

The increase in the lessee dealer site count from December 31, 2018 to December 31, 2019 was primarily attributable to converting sites operated by DMS and commission agents to lessee dealers, the Closed Asset Exchange Transactions with Circle K and the dealerization of 46 company operated sites.

(g)	The decrease in the DMS site count from December 31, 2018 to December 31, 2019 was primarily attributable to converting DMS sites to lessee dealer sites.

(h)

The decrease in the Circle K site count from December 31, 2018 to December 31, 2019 was primarily attributable to the Closed Asset Exchange Transactions with Circle K, which resulted in 15 Circle K sites being converted to independent dealer sites.

(i)

The decrease in the company operated site count from December 31, 2018 to December 31, 2019 was primarily attributable to the first tranche of the asset exchange with Circle K and the dealerization of 46 company operated sites.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The results were driven by:

Motor fuel gross profit

The $1.9 million (3%) increase in motor fuel gross profit was primarily due to a $1.5 million improvement in our fuel margin from sites in our Alabama market driven by the rebranding of these sites beginning November 1, 2018 and the concurrent change in terms under our subjobber agreement with Circle K. In addition, the Closed Asset Exchange Transactions generated incremental fuel margin, partially offset by a $1.8 million reduction in Terms Discounts in 2019 as compared to 2018 due to the decrease in motor fuel prices. The average daily spot price of WTI crude oil decreased 13% to $56.98 per barrel for 2019 compared to $65.23 per barrel for 2018. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Volume declined 4% as a result of the 2018 divestitures mandated by FTC orders and the termination or non-renewal of fuel supply contracts (a significant number of which were low margin).

Rent and other gross profit

Rent and other gross profit decreased $3.8 million (6%) primarily as a result of the new lease accounting guidance. Lease payments on our previous sale-leaseback transactions totaling $6.7 million were characterized as principal and interest expense in 2018, whereas such payments were characterized as rent expense in 2019. Partially offsetting this decline was the incremental rent margin from the Closed Asset Exchange Transactions with Circle K, the impact of converting commission sites in the Retail segment to lessee dealer sites in the Wholesale segment and the dealerization of 46 company operated Upper Midwest sites in the third quarter of 2019.

Operating expenses

Operating expenses increased $2.5 million (8%) primarily as a result of higher insurance costs and a general increase in operating expenses driven by the increase in the number of controlled sites due particularly to the Closed Asset Exchange Transactions and the dealerization of 46 company operated Upper Midwest sites in the third quarter of 2019.

Retail

The following table highlights the results of operations and certain operating metrics of our Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of retail sites, gallons sold per day and per gallon amounts):

	Year Ended December 31,
	2019	2018	2017
Gross profit:
Motor fuel	$5,147	$9,820	$7,276
Merchandise and services	11,676	24,106	25,434
Rent and other(a)	6,302	6,314	5,001
Total gross profit	23,125	40,240	37,711
Operating expenses	(19,936)	(31,811)	(31,974)
Adjusted EBITDA(b)	$3,189	$8,429	$5,737

Retail sites (end of period):
Commission agents	169	170	181
Company operated retail sites(c)	—	63	71
Total system sites at the end of the period	169	233	252

Total system operating statistics:
Average retail fuel sites during the period	206	245	168
Motor fuel sales (gallons per site per day)	2,127	2,327	2,620
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.032	$0.047	$0.045

Commission agents statistics:
Average retail fuel sites during the period	170	177	97
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.015	$0.015	$0.011

Company operated retail site statistics:
Average retail fuel sites during the period	36	68	71
Motor fuel gross profit per gallon, net of credit card fees	$0.101	$0.115	$0.087
Merchandise and services gross profit percentage, net of credit card fees	23.6%	24.7%	24.4%

(a)

See Notes 2 and 21 to the financial statements for additional information regarding the impact of adopting ASC 842 effective January 1, 2019, which impacted rent and other gross profit for 2019, resulting in the results 2019 not being comparable to our results for 2018.

(b)	Please see the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Results of Operations—Non-GAAP Financial Measures” below.
(c)

The decrease in the company operated site count from December 31, 2018 to December 31, 2019 was primarily attributable to the first tranche of the asset exchange with Circle K and the dealerization of 46 company operated sites.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Gross profit decreased $17.1 million, while operating expenses declined $11.9 million.

These results were impacted by:

Gross profit

•

Our motor fuel gross profit decreased $4.7 million (48%) attributable to a 23% decrease in volume driven by the 2018 divestitures of seven company operated Upper Midwest and two commission agent sites mandated by FTC orders, the conversion of commission sites in our Retail segment to lessee dealer sites in our Wholesale segment, the divestiture of 17 company operated Upper Midwest sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the dealerization of 46 company operated Upper Midwest sites in the third quarter of 2019. As a result, the lower retail fuel margins in our commission agent business comprised a larger percentage of our overall retail fuel margins in 2019 as compared to 2018.

•

Our merchandise and services gross profit decreased $12.4 million (52%) as a result of the September 2018 divestitures of seven company operated Upper Midwest sites mandated by FTC orders, the May 2019 first tranche of the asset exchange with Circle K and the dealerization of 46 company operated Upper Midwest sites in the third quarter of 2019.

•

Rent and other gross profit had no significant change for the period. Lease payments on our previous sale-leaseback transactions totaling $0.5 million were characterized as principal and interest expense in 2018, whereas such payments were characterized as rent expense in 2019. The decrease in our rent and other gross profit as a result of converting commission sites in the Retail segment to lessee dealer sites in the Wholesale segment was more than offset by the incremental rent margin generated by our Alabama sites as a result of dispenser upgrades and rebranding of the sites.

Operating expenses

Operating expenses decreased $11.9 million (37%) due primarily to the 2018 divestitures of seven company operated sites in the Upper Midwest and two commission sites mandated by FTC orders, the divestiture of 17 company operated Upper Midwest sites in May 2019 in connection with the first tranche of the asset exchange with Circle K, the conversion of commission sites in our Retail segment to lessee dealer sites in our Wholesale segment and the dealerization of 46 company operated Upper Midwest sites in the third quarter of 2019.

Non-GAAP Financial Measures

We use non-GAAP financial measures EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio. EBITDA represents net income available to us before deducting interest expense, income taxes and depreciation, amortization and accretion (which includes certain impairment charges). Adjusted EBITDA represents EBITDA as further adjusted to exclude equity funded expenses related to incentive compensation and the Circle K Omnibus Agreement, gains or losses on dispositions and lease terminations, net, certain discrete acquisition related costs, such as legal and other professional fees and severance expenses associated with recently acquired companies, and certain other discrete non-cash items arising from purchase accounting. Distributable Cash Flow represents Adjusted EBITDA less cash interest expense, sustaining capital expenditures and current income tax expense. Distribution Coverage Ratio is computed by dividing Distributable Cash Flow by the weighted average diluted common units and then dividing that result by the distributions paid per limited partner unit.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Year Ended December 31,
	2019	2018	2017
Net income available to limited partners(a)	$17,543	$3,672	$18,821
Interest expense(a)	27,000	32,872	27,919
Income tax benefit	(1,230)	(2,733)	(18,237)
Depreciation, amortization and accretion	55,032	66,549	57,470
EBITDA (a)	98,345	100,360	85,973
Equity funded expenses related to incentive compensation and the Circle K Omnibus Agreement(b)	1,246	3,781	15,131
Loss (gain) on dispositions and lease terminations, net(c)	1,648	6,297	(3,401)
Acquisition-related costs(d)	2,464	2,914	11,374
Adjusted EBITDA(a)	103,703	113,352	109,077
Cash interest expense(a)	(25,973)	(31,338)	(26,211)
Sustaining capital expenditures(e)	(2,406)	(2,443)	(1,648)
Current income tax benefit (expense)(f)	4,799	(1,528)	16
Distributable Cash Flow(a)	$80,123	$78,043	$81,234
Weighted average diluted common units	34,485	34,345	33,855
Distributions paid per limited partner unit(g)	$2.1000	$2.2025	$2.4800
Distribution Coverage Ratio(a)(h)	1.11x	1.03x	0.97x

(a)

As further discussed in Note 2 to the financial statements, we adopted ASC 842 effective January 1, 2019, and as a result, our results for 2019 are not directly comparable to the results for 2018. Most significantly, payments on our previous failed sale-leaseback obligations were characterized as principal and interest expense in periods prior to 2019. Starting in 2019, these payments are characterized as rent expense. These payments for the Wholesale and Retail segments amounted to approximately $6.7 million and $0.5 million for 2018, respectively. Of the total payments, $5.5 million was classified as interest expense for 2018.

(b)

As approved by the independent conflicts committee of the Board, the Partnership and Circle K mutually agreed to settle certain amounts due under the terms of the Circle K Omnibus Agreement in limited partner units of the Partnership. All charges allocated to us by Circle K under the Circle K Omnibus Agreement since the first quarter of 2018 have been paid by us in cash.

(c)

In June 2018, we executed master fuel supply and master lease agreements with a third-party multi-site operator of retail motor fuel stations, to which we transitioned 43 sites in Florida from DMS in the third quarter of 2018. The master fuel supply and master lease agreements have an initial 10-year term with four 5-year renewal options. During the second quarter of 2018, in connection with this transition, we accrued a $3.8 million contract termination payment, which was paid to DMS during the third quarter of 2018. Additionally, we recorded a $2.4 million charge primarily to write off deferred rent income related to our recapture of these sites from the master lease agreement with DMS.

(d)

Relates to certain acquisition related costs, such as legal and other professional fees, separation benefit costs and purchase accounting adjustments associated with recently acquired businesses. Acquisition-related costs for 2017 include separation benefit costs and retention bonuses paid to certain EICP participants associated with acquisitions of our General Partner.

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

(f)

Consistent with prior divestitures, the current income tax benefit in 2019 excludes income tax incurred on the sale of sites in connection with the Closed Asset Exchange Transactions (recorded as a charge against equity). 2019 includes the tax benefit of 100% bonus depreciation on the eligible assets acquired in the Closed Asset Exchange Transactions as well as the dispenser upgrades and rebranding costs at our Alabama sites.

(g)

On January 22, 2020, the Board approved a quarterly distribution of $0.5250 per unit attributable to the fourth quarter of 2019. The distribution was paid February 10, 2020 to all unitholders of record on February 3, 2020.

(h)

The distribution coverage ratio is computed by dividing Distributable Cash Flow by the weighted average diluted common units and then dividing that result by the distributions paid per limited partner unit.

The table below shows approximate adjustments to our Net income available to limited partners, EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage for 2018 as if ASC 842 had been applied (in thousands, except for per unit amounts).

	Year Ended December 31, 2018
	As Reported	Adjustments	As Adjusted
Net income available to limited partners	$3,672	$7	$3,679
Interest expense	32,872	(5,518)	27,354
Income tax benefit	(2,733)	—	(2,733)
Depreciation, amortization and accretion expense	66,549	(1,716)	64,833
EBITDA	100,360	(7,227)	93,133
Equity funded expenses related to incentive compensation and the Circle K Omnibus Agreement	3,781	—	3,781
Loss on dispositions and lease terminations, net	6,297	—	6,297
Acquisition-related costs	2,914	—	2,914
Adjusted EBITDA	113,352	(7,227)	106,125
Cash interest expense	(31,338)	5,518	(25,820)
Sustaining capital expenditures	(2,443)	—	(2,443)
Current income tax expense	(1,528)	—	(1,528)
Distributable Cash Flow	$78,043	$(1,709)	$76,334
Weighted-average diluted common units	34,345	34,345	34,345
Distributions paid per limited partner unit	$2.2025	$2.2025	$2.2025
Distribution Coverage Ratio	1.03x	-0.02x	1.01x

The following table reconciles our segment Adjusted EBITDA to Consolidated Adjusted EBITDA presented in the table above (in thousands):

	Year Ended December 31,
	2019	2018	2017
Adjusted EBITDA - Wholesale segment	$113,299	$117,848	$108,624
Adjusted EBITDA - Retail segment	3,189	8,429	5,737
Adjusted EBITDA - Total segment	$116,488	$126,277	$114,361
Reconciling items:
Elimination of intersegment profit in ending inventory balance	363	(453)	14
General and administrative expenses	(16,849)	(17,966)	(27,887)
Other income, net	524	373	439
Equity funded expenses related to incentive compensation and the Circle K Omnibus Agreement	1,246	3,781	15,131
Acquisition-related costs	2,464	2,914	11,374
Net loss (income) attributable to noncontrolling interests	—	5	(18)
IDR distributions	(533)	(1,579)	(4,337)
Consolidated Adjusted EBITDA	$103,703	$113,352	$109,077

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

We believe that we will have sufficient cash flow from operations, borrowing capacity under the revolving credit facility and access to capital markets and alternate sources of funding to meet our financial commitments, debt service obligations, contingencies, anticipated capital expenditures and partnership distributions. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional equity and/or debt securities and/or maintain or increase distributions to unitholders. See Note 11 to the financial statements for a discussion of the New Credit Agreement we entered into on April 1, 2019.

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$72,327	$89,752	$88,960
Net cash used in investing activities	(15,509)	(6,780)	(60,113)
Net cash used in financing activities	(58,229)	(83,678)	(26,300)

Operating Activities

Net cash provided by operating activities decreased $17.4 million for 2019 compared to 2018, primarily attributable to the settling of $14.2 million of omnibus charges with Circle K. Also, we settled $3.3 million of omnibus charges in common units in 2018, whereas all omnibus charges were settled in cash in 2019.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as compared to the shorter settlement of receivables for fuel, rent and merchandise.

Investing Activities

We incurred capital expenditures of $24.6 million for 2019. The increase from 2018 was largely driven by the dispenser upgrades and rebranding of sites in our Alabama market, as well as capital expenditures to rebuild certain sites in Florida impacted by Hurricane Michael. Additionally, in 2019, we received $3.1 million in proceeds related to the first and second tranches of the asset exchange with Circle K as a result of the inventory divested at the 17 company operated sites and the security deposits from dealers transferred by Circle K to us. We also received $4.9 million of proceeds on sales of assets.

In 2018, we received $6.6 million of proceeds on sales, largely driven by the FTC-mandated divestiture of 11 properties in the third quarter of 2018. We also incurred $13.7 million in capital expenditures.

Financing Activities

In 2019, we paid $73.0 million in distributions and made net borrowings on our credit facility of $21.0 million.

In 2018, we paid $77.2 million in distributions and made net repayments on our credit facility of $8.0 million. We also received $6.3 million from Circle K as a compensating payment related to the nine Upper Midwest sites required to be divested by FTC order. See Notes 7 and 13 to the financial statements for additional information.

Distributions

Distribution activity for 2019 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2018	February 11, 2019	February 19, 2019	$0.5250	$18,099
March 31, 2019	May 6, 2019	May 13, 2019	0.5250	18,099
June 30, 2019	July 30, 2019	August 6, 2019	0.5250	18,115
September 30, 2019	November 5, 2019	November 12, 2019	0.5250	18,115
December 31, 2019	February 3, 2020	February 10, 2020	0.5250	18,111

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

IDRs

We distributed $0.5 million and $1.6 million to Circle K with respect to the IDRs in 2019 and 2018, respectively. See “Recent Developments—Equity Restructuring” for a discussion of the elimination of the IDRs, which closed on February 6, 2020.

Debt

As of December 31, 2019, our consolidated debt and finance lease obligations consisted of the following (in thousands):

Revolving credit facility	$519,000
Finance lease obligations	22,630
Total debt and finance lease obligations	541,630
Current portion	2,471
Noncurrent portion	539,159
Deferred financing costs, net	4,300
Noncurrent portion, net of deferred financing costs	$534,859

Our revolving credit facility is secured by substantially all of our assets. Our borrowings under the revolving credit facility had a weighted-average interest rate of 3.73% as of December 31, 2019 (LIBOR plus an applicable margin, which was 2.00% as of December 31, 2019). Letters of credit outstanding at December 31, 2019 totaled $5.4 million. The amount of availability under the revolving credit facility at February 21, 2020, after taking into consideration debt covenant restrictions, was $79.0 million. The New Credit Agreement also contains certain financial covenants. For each quarter ending on or after September 30, 2019, we are required to maintain a consolidated leverage ratio for the most recently completed four fiscal quarters of 4.75 to 1.00. Such threshold is increased to 5.50 to 1.00 for the quarter during a specified acquisition period (as defined in the New Credit Agreement). Upon the occurrence of a qualified note offering (as defined in the New Credit Agreement), the consolidated leverage ratio when not in a specified acquisition period is increased to 5.25 to 1.00, while the specified acquisition period threshold remains 5.50 to 1.00. Upon the occurrence of a qualified note offering, we are also required to maintain a consolidated senior secured leverage ratio (as defined in the New Credit Agreement) for the most recently completed four fiscal quarter period of not greater than 3.75 to 1.00. Such threshold is increased to 4.00 to 1.00 for the quarter during a specified acquisition period. We are also required to maintain a consolidated interest coverage ratio (as defined in the New Credit Agreement) of at least 2.50 to 1.00. As of December 31, 2019, we were in compliance with these financial covenants.

See Note 11 for additional information on the New Credit Agreement we entered into on April 1, 2019.

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

The following table outlines our capital expenditures and acquisitions for 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Sustaining capital	$2,406	$2,443	$1,648
Growth	22,205	11,274	10,840
Acquisitions	—	485	75,627
Total capital expenditures and acquisitions	$24,611	$14,202	$88,115

As noted previously, the increase in capital expenditures was largely driven by dispenser upgrades and rebranding of sites in the Alabama market as well as capital expenditures to rebuild certain sites in Florida impacted by Hurricane Michael.

Contractual Obligations

Our contractual obligations as of December 31, 2019 are summarized below (in thousands):

	Payments Due by Period
	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt	$—	$—	$—	$—	$519,000	$—	$519,000
Interest payments on debt	19,203	19,203	19,203	19,203	6,050	—	82,862
Finance lease obligations	3,166	3,266	3,367	3,469	3,573	8,734	25,575
Operating lease obligations	24,359	21,647	20,055	18,019	15,712	66,063	165,855
Other liabilities	6,816	12,671	1,062	2,147	3,932	37,298	63,926
Total consolidated obligations	$53,544	$56,787	$43,687	$42,838	$548,267	$112,095	$857,218

New Credit Agreement

As discussed previously, we entered into a new credit agreement on April 1, 2019 that matures April 25, 2024. See Note 11 to the financial statements for additional information.

Interest Payments on Debt

Such amounts include estimates of interest expense related to our credit facility assuming a 3.7% interest rate.

Finance Lease Obligations

We have certain retail site properties under finance leases. Finance lease obligations in the table above include both principal and interest. See Note 11 to the financial statements for additional information.

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

Our principal executive offices are in Allentown, Pennsylvania, in an office space leased by the Topper Group, for which the rent is charged to us as a cost under the Topper Group Omnibus Agreement. Future lease payments on this office lease are included within operating lease obligations.

See Note 12 to the financial statements for additional information.

Other Liabilities

Other liabilities include asset retirement obligations described in Note 10 to the financial statements and exclude other liabilities whose payment period or amount is not determinable. For purposes of reflecting amounts for asset retirement obligations in the table above, we have made our best estimate of expected payments based on information available as of December 31, 2019.

For 2020, the amount includes an estimated cost of $2.2 million for certain EMV upgrades that the Partnership has committed to making at 46 Upper Midwest sites by October 1, 2020. See Note 21 to the financial statements for additional information.

For 2020 and 2021, the amount includes $4.6 million in omnibus charges that will be settled with Circle K. See Note 13 to the financial statements for additional information.

Under the terms of various supply agreements, the Partnership is obligated to minimum volume purchases measured in gallons of motor fuel. Future minimum volume purchase requirements are 464 million gallons in 2020, reducing to 252 million gallons in 2024. Future minimum volume purchase requirements from 2025 through 2029 total 979 million gallons. The aggregate dollar amount of the future minimum volume purchase requirements is dependent on the future weighted average wholesale cost per gallon charged under the applicable supply agreements. The amounts and timing of the related payment obligations cannot reasonably be estimated reliably. As a result, payment of these amounts has been excluded from the table above. See Note 15 to the financial statements for additional information.

Off-Balance Sheet Arrangements

The Circle K Omnibus Agreement contingently requires us to perform environmental remediation work as further discussed in Note 13 to the financial statements. We also have operating leases and motor fuel purchase commitments as previously discussed in “Contractual Obligations” and in Notes 12 and 15 to the financial statements.

Other Matters Impacting Liquidity and Capital Resources

Concentration of Customers

In 2019, we distributed approximately 8% of our total wholesale distribution volumes to DMS and DMS accounted for approximately 7% of our rental income. In 2019, we distributed 6% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and received 14% of our rental income from Circle K. For more information regarding transactions with DMS and Circle K, see Note 13 to the financial statements.

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

Quarterly Results of Operations

See Note 23 to the financial statements for financial and operating quarterly data for each quarter of 2019 and 2018.

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

Our results for 2020 are anticipated to be impacted by the following:

•	Transactions effected pursuant to the Asset Exchange Agreement entered into with Circle K are anticipated to increase motor fuel volume and motor fuel gross profit.
•	The CST Fuel Supply Exchange is anticipated to increase motor fuel volume and motor fuel gross profit.
•	The acquisition of retail and wholesale contracts from the Topper Group and certain other parties is anticipated to increase gross profit both within the Wholesale and Retail segments.
•	We anticipate that we will continue to realize reductions in our fuel costs as a result of new or amended fuel purchase contracts.
•

We dealerized our remaining company operated sites in the third quarter of 2019, which, ignoring the acquisition of retail and wholesale contracts mentioned above, will result in the reduction of retail segment fuel margin, merchandise and services margin and operating expenses and an increase in rental margin in our wholesale segment.

•

We completed the dispenser upgrades and rebranding of substantially all of the Alabama sites to a major fuel supplier in the third quarter of 2019 and anticipate continuing to see a positive impact on volume.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09–Revenue from Contracts with Customers (ASC 606), which results in comprehensive new revenue accounting guidance, requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and develops a common revenue standard under U.S. GAAP and International Financial Reporting Standards. Specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance was effective January 1, 2018 and we applied the modified retrospective method of adoption. There was no material impact on the financial statements other than disclosures. This guidance applies to over 90% of our revenues as the only primary revenue stream outside the scope of this guidance is rental income.

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

In transactions in which we sell and lease back property, we apply guidance from ASC 606 in determining whether the transfer of the property should be accounted for as a sale. Specifically, we assess if we have satisfied a performance obligation by transferring control of the property.

See Note 21 for additional information on our revenues and related receivables.

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

LGW collects motor fuel taxes, which consist of various pass-through taxes collected from customers on behalf of taxing authorities and remits such taxes directly to those taxing authorities. LGW’s accounting policy is to exclude the taxes collected and remitted from wholesale revenues and cost of sales and account for them as liabilities. LGWS’s retail sales and cost of sales include motor fuel taxes as the taxes are included in the cost paid for motor fuel and LGWS has no direct responsibility to collect or remit such taxes to the taxing authorities.

Asset Acquisitions and Business Combinations

When closing on an acquisition, we must first determine whether substantially all of the fair value of the set of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If this threshold is not met, we determine whether the set meets the definition of a business.

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

At December 31, 2019 and 2018, we had goodwill totaling $88.8 million. Of the December 31, 2019 balance, $74.2 million was assigned to the wholesale reporting unit and $14.6 million was assigned to the retail reporting unit. After assessing the totality of events and circumstances, we determined that it is more likely than not that the fair value of our reporting units exceed their carrying amounts and therefore goodwill is not impaired at December 31, 2019 or 2018.

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

As of December 31, 2019 and 2018, our liabilities related to the removal of USTs were $35.8 million and $32.9 million, respectively. A 10% change in our estimate of anticipated future costs for removal of USTs as of December 31, 2019 would change our asset retirement obligation by approximately $3.2 million. See Note 10 under the caption “Asset Retirement Obligations” to the financial statements.

Environmental Liabilities

As of December 31, 2019 and 2018, our environmental reserves were $3.4 million and $3.6 million, respectively. These environmental reserves represent our estimates for future expenditures for remediation and related litigation associated with contaminated retail sites as a result of releases (e.g. overfills, spills and releases) and are based on current regulations, historical results and certain other factors.

Environmental liabilities that we have recorded are based on internal and external estimates of costs to remediate retail sites. Factors considered in the estimates of the liability are the expected cost and the estimated length of time to remediate each contaminated site. Estimated remediation costs are not discounted because the timing of payments cannot be reasonably estimated. Reimbursements under state trust fund programs are recognized when received because such amounts are insignificant. The adequacy of the liability is evaluated quarterly and adjustments are made based on updated experience at existing retail sites, newly identified retail sites and changes in governmental policy. A 10% change in our estimate of future costs related to environmental liabilities recorded as of December 31, 2019 would change our environmental liabilities and operating expenses by $0.3 million. See Note 14 to the financial statements for additional information.

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

Interest Rate Risk

As of December 31, 2019, we had $519.0 million outstanding on our revolving credit facility. Our outstanding borrowings bear interest at LIBOR plus an applicable margin, which was 2.00% at December 31, 2019. Our borrowings had a weighted-average interest rate at December 31, 2019 of 3.73%. A one percentage point change in our average rate would impact annual interest expense by approximately $5.2 million.

Commodity Price Risk

We have not historically hedged or managed our price risk with respect to our commodity inventories (gasoline and diesel fuel), as the time period between the purchases of our motor fuel inventory and the sales to our customers is very short.

From the time of the November 2017 Jet-Pep Assets acquisition through October 31, 2018, we purchased motor fuel for our Jet-Pep Assets from Circle K at Circle K’s cost plus terminal and administration fees of $0.015 per gallon. Circle K’s cost to supply these sites included price fluctuations associated with index-based motor fuel pricing for pipeline delivery and the generation and sale of RINs. Effective November 1, 2018, we amended our contract with Circle K such that our cost is based on a rack-based price, which reduces our exposure to price fluctuations inherent in the previous pricing methodology. We completed the upgrades of dispensers and the rebranding of substantially all these sites to a major fuel supplier in the third quarter of 2019 and anticipate continuing to see a positive impact on volume and fuel margin.

Regarding our supplier relationships, a majority of our total gallons purchased are subject to Terms Discounts for prompt payment and other rebates and incentives, which are recorded within cost of sales. Prompt payment discounts are based on a percentage of the purchase price of motor fuel. As such, the dollar value of these discounts increases and decreases corresponding with motor fuel prices. We have not historically hedged or managed our price risk with respect to these Terms Discounts. Based on our current volumes, we estimate a $10 per barrel change in the price of crude oil would impact our annual wholesale motor fuel gross profit by approximately $2 million related to these payment discounts.

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

The management of CrossAmerica is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system was designed to provide reasonable assurance to the company’s management and Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. CrossAmerica management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 version. Based on our assessment, we believe that, as of December 31, 2019, the Partnership’s internal control over financial reporting is effective based on those criteria.

Attestation Report of the Independent Registered Public Accounting Firm

Grant Thornton LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2019. Their report dated February 25, 2020, expressed an unqualified opinion on our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors, General Partner and Limited Partners

CrossAmerica Partners LP

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CrossAmerica Partners LP (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of income, equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Partnership has changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standards Codification (ASC) Topic 842 – Leases.

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

February 25, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors, General Partner and Limited Partners

CrossAmerica Partners LP

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of CrossAmerica Partners LP (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2019, and our report dated February 25, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Arlington, Virginia

February 25, 2020

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$1,780	$3,191
Accounts receivable, net of allowances of $557 and $607, respectively	32,160	16,160
Accounts receivable from related parties	4,299	9,697
Inventories	6,230	14,083
Assets held for sale	13,231	2,218
Other current assets	5,795	5,513
Total current assets	63,495	50,862
Property and equipment, net	565,916	647,413
Right-of-use assets, net	120,767	—
Intangible assets, net	44,996	59,063
Goodwill	88,764	88,764
Other assets	21,318	20,820
Total assets	$905,256	$866,922

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$2,471	$2,296
Current portion of operating lease obligations	23,485	—
Accounts payable	57,392	32,632
Accounts payable to related parties	431	25,045
Accrued expenses and other current liabilities	16,382	17,871
Motor fuel taxes payable	12,475	10,604
Total current liabilities	112,636	88,448
Debt and finance lease obligations, less current portion	534,859	519,276
Operating lease obligations, less current portion	100,057	—
Deferred tax liabilities, net	19,369	19,929
Asset retirement obligations	35,589	32,747
Other long-term liabilities	24,349	95,589
Total liabilities	826,859	755,989

Commitments and contingencies

Equity:
Common units—(34,494,441 and 34,444,113 units issued and outstanding at December 31, 2019 and 2018, respectively)	78,397	110,933
General Partner’s interest	—	—
Total Partners’ Capital	78,397	110,933
Total liabilities and equity	$905,256	$866,922

See Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars, except unit and per unit amounts)

	For the Year Ended December 31,
	2019	2018	2017
Operating revenues(a)	$2,149,429	$2,445,917	$2,094,827
Costs of sales	1,994,792	2,273,122	1,934,061
Gross profit	154,637	172,795	160,766
Income from CST Fuel Supply equity interests	14,768	14,948	14,906
Operating expenses:
Operating expenses	52,554	61,919	61,297
General and administrative expenses	16,849	17,966	27,887
Depreciation, amortization and accretion expense	55,032	66,549	57,470
Total operating expenses	124,435	146,434	146,654
(Loss) gain on dispositions and lease terminations, net	(1,648)	(6,297)	3,401
Operating income	43,322	35,012	32,419
Other income, net	524	373	439
Interest expense	(27,000)	(32,872)	(27,919)
Income before income taxes	16,846	2,513	4,939
Income tax benefit	(1,230)	(2,733)	(18,237)
Net income	18,076	5,246	23,176
Less: net (loss) income attributable to noncontrolling interests	—	(5)	18
Net income attributable to limited partners	18,076	5,251	23,158
IDR distributions	(533)	(1,579)	(4,337)
Net income available to limited partners	$17,543	$3,672	$18,821

Basic and diluted earnings per common unit	$0.51	$0.11	$0.56

Weighted-average limited partner units:
Basic common units	34,454,369	34,345,298	33,844,823
Diluted common units(b)	34,484,801	34,345,298	33,855,345

Supplemental information:
(a) Includes excise taxes of:	$78,004	$97,929	$79,937
(a) Includes revenues from fuel sales to and rental income from related parties of:	297,568	433,740	414,781
(b) Diluted common units were not used in the calculation of diluted earnings per common unit for 2018 because to do so would have been antidilutive.

See Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	For the Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$18,076	$5,246	$23,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	55,032	66,549	57,470
Amortization of deferred financing costs	1,027	1,534	1,707
Amortization of (above) below market leases, net	—	(21)	70
Provision for losses on doubtful accounts	362	611	103
Deferred income taxes	3,569	(4,261)	(18,853)
Equity-based employee and director compensation expense	1,246	481	1,931
Circle K Omnibus Agreement fees settled in common units	—	3,300	13,200
Loss (gain) on dispositions and lease terminations, net	1,648	6,297	(3,401)
Changes in operating assets and liabilities, net of acquisitions	(8,633)	10,016	13,557
Net cash provided by operating activities	72,327	89,752	88,960

Cash flows from investing activities:
Principal payments received on notes receivable	1,098	780	450
Proceeds from sale of assets	4,856	6,642	27,552
Proceeds from sale of assets to Circle K	3,148	—	—
Capital expenditures	(24,611)	(13,717)	(12,488)
Cash paid in connection with acquisitions, net of cash acquired	—	—	(75,627)
Cash paid to Circle K in connection with acquisitions	—	(485)	—
Net cash used in investing activities	(15,509)	(6,780)	(60,113)

Cash flows from financing activities:
Borrowings under the revolving credit facility	137,303	128,107	205,121
Repayments on the revolving credit facility	(116,303)	(136,107)	(140,621)
Payments of long-term debt and finance lease obligations	(2,297)	(2,866)	(2,032)
Payments of sale-leaseback obligations	—	(1,019)	(865)
Payment of deferred financing costs	(3,972)	(901)	(6)
Contributions from Circle K	—	6,306	329
Distributions paid on distribution equivalent rights	(86)	(37)	(22)
Distributions paid to holders of the IDRs	(533)	(1,579)	(4,337)
Distributions paid to noncontrolling interests	—	(20)	(103)
Distributions paid on common units	(72,341)	(75,562)	(83,764)
Net cash used in financing activities	(58,229)	(83,678)	(26,300)
Net (decrease) increase in cash and cash equivalents	(1,411)	(706)	2,547

Cash and cash equivalents at beginning of period	3,191	3,897	1,350
Cash and cash equivalents at end of period	$1,780	$3,191	$3,897

See Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

	Limited Partners’ Interest		General	Incentive
	Common Unitholders		Partner’s Interest	Distribution Rights	Noncontrolling Interest	Equity
	Units	Dollars	Dollars	Dollars	Dollars	Dollars
Balance at December 31, 2016	33,524,952	$221,044	$—	$—	$(233)	$220,811
Vesting of incentive and director awards, net of units withheld for taxes	35,993	896	—	—	—	896
Issuance of units to Circle K for the payment of fees under the Circle K Omnibus Agreement	550,516	14,033	—	—	—	14,033
Contributions from Circle K	—	329	—	—	—	329
Net income and comprehensive income	—	18,821	—	4,337	18	23,176
Distributions paid	—	(83,786)	—	(4,337)	(103)	(88,226)
Balance at December 31, 2017	34,111,461	171,337	—	—	(318)	171,019
Vesting of incentive and director awards, net of units withheld for taxes	40,534	490	—	—	343	833
Issuance of units to Circle K for the payment of fees under the Circle K Omnibus Agreement	292,118	6,518	—	—	—	6,518
Contributions from Circle K, net of tax	—	4,691	—	—	—	4,691
Acquisition of leasehold interest in three sites from Circle K	—	(56)	—	—	—	(56)
Other	—	(120)	—	—	—	(120)
Net income (loss) and comprehensive income (loss)	—	3,672	—	1,579	(5)	5,246
Distributions paid	—	(75,599)	—	(1,579)	(20)	(77,198)
Balance at December 31, 2018	34,444,113	110,933	—	—	—	110,933
Vesting of incentive and director awards, net of units withheld for taxes	50,328	862	—	—	—	862
Transition adjustment upon adoption of ASC 842, net of tax	—	28,896	—	—	—	28,896
Asset exchange with Circle K, net of tax	—	(7,410)	—	—	—	(7,410)
Net income and comprehensive income	—	17,543	—	533	—	18,076
Distributions paid	—	(72,427)	—	(533)	—	(72,960)
Balance at December 31, 2019	34,494,441	$78,397	$—	$—	$—	$78,397

See Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. DESCRIPTION OF BUSINESS

Purchase of the General Partner by the Topper Group

On November 19, 2019, subsidiaries of DMP purchased from subsidiaries of Circle K: 1) 100% of the membership interests in the sole member of the General Partner; 2) 100% of the IDRs issued by the Partnership; and 3) an aggregate of 7,486,131 common units of the Partnership. Joseph V. Topper, Jr. is the founder and, since November 19, 2019, chairman of the Board.

Through its control of DMP, the Topper Group controls the sole member of our General Partner and has the ability to appoint all of the members of the Board and to control and manage the operations and activities of the Partnership. As of February 21, 2020, the Topper Group also has beneficial ownership of a 47.7% limited partner interest in the Partnership.

Description of Business

Our business consists of:

•	the wholesale distribution of motor fuels;
•	the retail distribution of motor fuels to end customers at retail sites operated by commission agents or through September 2019, us;
•	the owning or leasing of retail sites used in the retail distribution of motor fuels and, in turn, generating rental income from the lease or sublease of the retail sites; and to a lesser extent,
•	through September 2019, the operation of retail sites.

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

Inventories

Motor fuel inventory consists of gasoline, diesel fuel and other petroleum products and is stated at the lower of average cost or net realizable value using the first-in, first-out method. We record inventory from the time of the purchase of motor fuels from third-party suppliers until the retail sale to the end customer.

Asset Acquisitions and Business Combinations

When closing on an acquisition, we must first determine whether substantially all of the fair value of the set of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If this threshold is not met, we determine whether the set meets the definition of a business.

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

Whether we account for a transaction as an asset acquisition or a business combination, determining the fair value of assets and liabilities requires management’s judgment, the utilization of independent valuation experts and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired, the liabilities assumed and any noncontrolling interest in the investee, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment is recorded at cost, which equals fair value in the case of a business combination or generally approximates fair value in the case of an asset acquisition. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets, including: 10 to 20 years for buildings and improvements and three to 30 years for equipment. Amortization of leasehold improvements is based upon the shorter of the remaining terms of the leases including renewal periods that are reasonably assured, or the estimated useful lives, which generally range from seven to 10 years.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Maintenance and repairs are charged to operations as incurred. Gains or losses on the disposition of property and equipment are recorded in the period the sale meets the criteria for recognition.

Intangible Assets

Intangible assets are recorded at fair value in the case of a business combination or at a value that generally approximates fair value in the case of an asset acquisition. Intangible assets associated with wholesale fuel supply contracts and wholesale fuel distribution rights are amortized over 10 years. Trademarks are amortized over five years. Covenants not to compete are amortized over the shorter of the contract term or five years. Intangible assets associated with above and below market leases in which we are the lessor are amortized over the applicable lease term. Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment if we believe that changes or triggering events have occurred that could have caused the carrying value of the intangible assets to exceed its fair value. Intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if events and circumstances indicate that the intangible assets might be impaired.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment in CST Fuel Supply

ASU 2016-15–Statement of Cash Flows (ASC 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) was effective January 1, 2018. This ASU provides guidance on cash flow presentation of various specific transactions. We apply the cumulative earnings approach in presenting our cash flows from our investment in CST Fuel Supply. Distributions received are considered returns on investment and classified as cash inflows from operating activities. See Note 25 for information regarding the exchange of this investment for certain assets owned by Circle K.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09–Revenue from Contracts with Customers (ASC 606), which results in comprehensive new revenue accounting guidance, requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and develops a common revenue standard under U.S. GAAP and International Financial Reporting Standards. Specifically, the core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance became effective January 1, 2018 and we applied the modified retrospective method of adoption. There was no material impact on the financial statements other than disclosures. This guidance applies to over 90% of our revenues as the only primary revenue stream outside the scope of this guidance is rental income.

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

In transactions in which we sell and lease back property, we apply guidance from ASC 606 in determining whether the transfer of the property should be accounted for as a sale. Specifically, we assess if we have satisfied a performance obligation by transferring control of the property.

See Note 21 for additional information on our revenues and related receivables.

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

Motor Fuel Taxes

LGW collects motor fuel taxes, which consist of various pass-through taxes collected from customers on behalf of taxing authorities and remits such taxes directly to those taxing authorities. LGW’s accounting policy is to exclude the taxes collected and remitted from wholesale revenues and cost of sales and account for them as liabilities. LGWS’s retail sales and cost of sales include motor fuel taxes as the taxes are included in the cost paid for motor fuel and LGWS has no direct responsibility to collect or remit such taxes to the taxing authorities.

Lease Accounting

We lease certain retail sites from third parties under long-term arrangements with various expiration dates.

Through December 31, 2018, we accounted for leases in accordance with ASC 840–Leases.

We are the lessee in certain sale-leaseback transactions for certain retail sites, and as we have continuing involvement in the underlying retail sites through a sublease with a lessee dealer, the sale-leaseback arrangements were accounted for as financing transactions under ASC 840.

In February 2016, the FASB issued ASU 2016-02–Leases (ASC 842). This standard modifies existing guidance for reporting organizations that enter into leases to increase transparency by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance was effective for us on January 1, 2019.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Since our previous sale-leaseback transactions were accounted for as failed sale-leasebacks, we were required to reassess these leases under the new guidance as part of adopting ASC 842. We concluded that control, including the significant risks and rewards of ownership, transferred to the buyer-lessor at the inception of each sale-leaseback transaction, and as a result these leasing transactions do not represent financing obligations under ASC 842. Therefore, these leases are accounted for as operating leases under the new guidance and the $42.0 million of net property and equipment and $76.1 million of sale-leaseback financing obligations recorded on the balance sheet as of December 31, 2018 were removed as part of our transition adjustment effective January 1, 2019. In addition, $5.2 million of deferred tax assets primarily relating to the failed sale-leasebacks were removed from the balance sheet as part of our transition adjustment.

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

Since we are not restating prior periods as part of adopting this guidance, our results for 2019 are not directly comparable to our results for periods before January 1, 2019. Specifically, payments on our failed sale-leaseback obligations were characterized as principal and interest expense in periods prior to January 1, 2019. Beginning on January 1, 2019, these payments are characterized as rent expense and thus reduce gross profit and operating income (primarily from the Wholesale segment) relative to the results reported for periods prior to January 1, 2019.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Notes 11, 12 and 21 for additional information.

ASC 842 requires leases be evaluated and classified as either operating or finance for financial reporting purposes. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period is reasonably certain. Generally, lease payments are expensed on a straight-line basis over the term of the lease including renewal periods that are reasonably certain at the inception of the lease. In addition to these lease payments, certain leases require additional contingent payments based on sales volume or future inflation, which are expensed as incurred.

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

Earnings per Common Unit

In addition to the common units, we have identified the IDRs as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the Partnership Agreement. Net income per common unit applicable to limited partners is computed by dividing the limited partners’ interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common units.

See Note 25 for disclosure regarding the elimination of the IDRs, which closed on February 6, 2020.

New Accounting Guidance Pending Adoption

Accounting for Financial Instrument Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This standard requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. This standard is effective January 1, 2020 for the Partnership. The Partnership does not expect a material impact on its financial statements.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify GAAP for other areas of ASC 740 by clarifying and amending existing guidance, such as the accounting for a franchise tax (or similar tax) that is partially based on income. This standard is effective January 1, 2021 for the Partnership. The Partnership is assessing the impact of adopting this guidance on its financial statements.

Concentration Risk

For 2019, 2018 and 2017, we distributed approximately 8%, 11%, and 13% of our total wholesale distribution volume to Dunne Manning Stores LLC (DMS), an entity associated with the family of a member of the Board and DMS accounted for approximately 7%, 15% and 22% of our rental income, respectively.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2018, we executed master fuel supply and master lease agreements with a third-party multi-site operator of retail motor fuel stations, to which we transitioned 43 sites in Florida from DMS in the third quarter of 2018. The master fuel supply and master lease agreements have an initial 10-year term with four 5-year renewal options. See Note 13 for information relating to our recapture of these sites from the master lease agreement with DMS.

For 2019, 2018 and 2017, we distributed 6%, 7% and 8% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and received 14%, 20% and 20% of our rental income from Circle K, respectively.

For more information regarding transactions with DMS and its affiliates and Circle K, see Note 13.

In 2019, our wholesale business purchased approximately 26%, 22%, 15% and 12% of its motor fuel from ExxonMobil, BP, Circle K and Motiva, respectively. In 2018, our wholesale business purchased approximately 26%, 26%, 13% and 10% of its motor fuel from ExxonMobil, BP, Motiva and Circle K, respectively. In 2017, our wholesale business purchased approximately 28%, 27% and 16% of its motor fuel from ExxonMobil, BP and Motiva, respectively. No other fuel suppliers accounted for 10% or more of our motor fuel purchases during 2019, 2018 or 2017.

Valero supplied substantially all of the motor fuel purchased by CST Fuel Supply during all periods presented. CST Fuel Supply purchased approximately 1.7 billion, 1.6 billion and 1.7 billion gallons of motor fuel from Valero in 2019, 2018 and 2017, respectively.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 25, 2020, the closing of the third separate tranche of asset exchanges under the Asset Exchange Agreement occurred. In this tranche, Circle K transferred to the Partnership ten (all fee) U.S. company-operated convenience and fuel retail stores having an aggregate fair value of approximately $11.0 million, and the Partnership transferred to Circle K the real property for five of the master lease properties having an aggregate fair value of approximately $10.3 million.

The remaining tranches are anticipated to close in the first half of 2020.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. ASSETS HELD FOR SALE

We have classified 24 and two sites as held for sale at December 31, 2019 and 2018, respectively. The sites classified as held for sale at December 31, 2019 are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	December 31,
	2019	2018
Land	$10,082	$2,029
Buildings and site improvements	5,178	417
Equipment	1,383	238
Total	16,643	2,684
Less accumulated depreciation	(3,412)	(466)
Assets held for sale	$13,231	$2,218

The Partnership has reprioritized divesting lower performing assets, which has resulted in an increase in the number of sites classified as held-for-sale at December 31, 2019. See Note 7 for information regarding impairment charges recorded upon such classification.

Note 5. RECEIVABLES

Changes in the allowance for doubtful accounts consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$607	$277	$487
Increase in allowance charged to expense	362	611	103
Accounts charged against the allowance, net of recoveries	(412)	(281)	(313)
Balance at end of year	$557	$607	$277

Notes receivable from lessee dealers totaled $2.1 million and $2.8 million at December 31, 2019 and 2018, respectively, and are included in other current assets and other noncurrent assets on the consolidated balance sheets.

Note 6. INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2019	2018
Retail site merchandise	$—	$7,085
Motor fuel	6,230	6,998
Inventories	$6,230	$14,083

See Note 3 for information related to the May 2019 closing of the first tranche of the asset exchange with Circle K and Note 21 for additional information related to the dealerization of our company operated sites. Subsequent to these transactions, we no longer operate company operated retail sites and thus no longer have retail site merchandise inventory. See Note 25 for information regarding the acquisition of retail and wholesale assets from the Topper Group and certain other parties.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Land	$257,131	$283,137
Buildings and site improvements	296,411	361,579
Leasehold improvements	9,350	7,936
Equipment	194,997	184,653
Construction in progress	4,638	3,841
Property and equipment, at cost	762,527	841,146
Accumulated depreciation and amortization	(196,611)	(193,733)
Property and equipment, net	$565,916	$647,413

As a result of the adoption of ASC 842, on January 1, 2019, we recorded a transition adjustment removing the $42.0 million of property and equipment, net recorded on the December 31, 2018 balance sheet related to leases previously accounted for as failed sale-leaseback transitions. See Note 2 for additional information.

See Note 3 for additional information on the closings of the first two tranches of the asset exchange with Circle K, which resulted in a $6.4 million reduction of property and equipment, net.

As discussed in Note 11, we lease sites under our Getty Lease, for which the building and equipment components are classified as a finance lease. The right-of-use asset associated with this finance lease is included in the table above and totaled $14.0 million at December 31, 2019, net of accumulated amortization. Amortization of this right-of-use asset is included in depreciation, amortization and accretion expense on the statement of income and amounted to $2.3 million in 2019.

Approximately $556.3 million of property and equipment, net was used for leasing purposes at December 31, 2019.

Depreciation expense, including amortization of assets recorded under finance lease obligations, was approximately $42.8 million, $49.3 million and $42.5 million for 2019, 2018 and 2017, respectively. Included in these amounts are impairment charges primarily related to sites classified within assets held for sale totaling $4.5 million, $8.1 million and $1.3 million during 2019, 2018 and 2017, respectively.

Of the impairment charges recorded in 2018, $8.1 million related to the 11 FTC-required divestitures. The impairment charges include $1.2 million of wholesale fuel distribution rights and $0.3 million of goodwill, most of which relates to the Retail segment.

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

During 2017, we sold two properties as a result of the FTC’s requirements associated with the CST Merger for $6.7 million, resulting in a gain of $2.2 million. In addition, Circle K agreed to reimburse us for the tax liability incurred on the required sale, resulting in additional proceeds of $0.3 million, which was accounted for as a contribution to partners’ capital.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2017, DMS renewed its contract with one of its customers, triggering a $0.8 million earn-out payment by DMS to us under a contract entered into with DMS at the time of CST acquiring our General Partner in October 2014, which was recorded as a gain.

Note 8. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	December 31, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$124,479	$(79,791)	$44,688	$126,734	$(69,265)	$57,469
Trademarks	1,078	(1,072)	6	1,095	(1,006)	89
Covenant not to compete	4,552	(4,250)	302	4,581	(4,077)	504
Below market leases	—	—	—	11,177	(10,176)	1,001
Total intangible assets	$130,109	$(85,113)	$44,996	$143,587	$(84,524)	$59,063

As a result of the adoption of ASC 842, on January 1, 2019, we recorded a transition adjustment reclassifying below market lease intangible assets (and above market lease liabilities) to the right-of-use asset. See Note 2 for additional information.

See Note 3 for additional information on the May 2019 and September 2019 closing of the first and second tranche of the asset exchange with Circle K, which resulted in the disposal of $2.1 million of wholesale fuel distribution rights.

Amortization expense, including amortization of above and below market lease intangible assets, which is classified as rent expense, was $10.9 million, $15.4 million (including $2.0 million of impairments primarily related to FTC-required divestitures discussed in Note 7) and $13.6 million for 2019, 2018 and 2017, respectively. Aggregate amortization expense is expected to be $10.6 million, $9.9 million, $9.2 million, $6.5 million and $4.2 million for 2020, 2021, 2022, 2023 and 2024, respectively.

Note 9. GOODWILL

Changes in goodwill during 2019 and 2018 consisted of the following (in thousands):

	Wholesale Segment	Retail Segment	Consolidated
Balance at December 31, 2017	$69,757	$19,352	$89,109
Divestitures	(70)	(275)	(345)
Balance at December 31, 2018	69,687	19,077	88,764
Reassignment	4,451	(4,451)	—
Balance at December 31, 2019	$74,138	$14,626	$88,764

As a result of converting our remaining company-operated sites to dealer-operated sites in the third quarter of 2019 and the resulting reduction in future cash flows in the Retail segment and the expected increase in future cash flows that will be received by the Wholesale segment subsequent to the date of conversion, $4.5 million of the goodwill originally assigned to the Retail segment was reassigned to the Wholesale segment. See Note 21 for additional information on the dealerization of our company operated sites.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Taxes other than income	$7,881	$7,540
Current portion of environmental liabilities	1,520	1,450
Interest	992	1,362
Professional fees	880	1,129
Termination benefits	88	219
Current portion of sale-leaseback obligations (a)	—	1,166
Payroll (b)	—	519
Other	5,021	4,486
Total accrued expenses and other current liabilities	$16,382	$17,871

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Security deposits	$12,812	$11,135
Accounts payable to Circle K (c)	4,616	—
Environmental liabilities	1,870	2,164
Sale-leaseback obligations, net of deferred financing costs (a)	—	74,147
Deferred rent expense (a)	—	3,057
Above market leases (a)	—	1,331
Other	5,051	3,755
Total other long-term liabilities	$24,349	$95,589
(a)	See Note 2 for information regarding the transition adjustment recorded related to the adoption of ASC 842.
(b)	See Note 21 for information regarding the dealerization of our remaining company operated sites.
(c)	See Note 13 for information regarding the noncurrent portion of our accounts payable with Circle K.

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

A rollforward of our asset retirement obligation is below (in thousands):

	December 31,
	2019	2018
Balance at beginning of year	$32,867	$31,467
Recognition of asset retirement obligations	3,505	105
Changes in estimated cash flows or settlement dates	(1,789)	(122)
Accretion	1,317	1,533
Obligations settled	(123)	(116)
Balance at end of year	35,777	32,867
Current portion, included within accrued expenses and other current liabilities	188	120
Long-term portion	$35,589	$32,747

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. DEBT

Our balances for long-term debt and finance lease obligations are as follows (in thousands):

	December 31,
	2019	2018
Revolving credit facility	$519,000	$498,000
Finance lease obligations	22,630	24,927
Total debt and finance lease obligations	541,630	522,927
Current portion	2,471	2,296
Noncurrent portion	539,159	520,631
Deferred financing costs, net	4,300	1,355
Noncurrent portion, net of deferred financing costs	$534,859	$519,276

As of December 31, 2019, future principal payments on debt and future minimum rental payments on finance lease obligations were as follows (in thousands):

	Debt	Finance Lease Obligations	Total
2020	$—	$3,166	$3,166
2021	—	3,266	3,266
2022	—	3,367	3,367
2023	—	3,469	3,469
2024	519,000	3,573	522,573
Thereafter	—	8,734	8,734
Total future payments	519,000	25,575	544,575
Less interest component	—	2,945	2,945
	519,000	22,630	541,630
Current portion	—	2,471	2,471
Long-term portion	$519,000	$20,159	$539,159

Our borrowings under the revolving credit facility had a weighted-average interest rate of 3.73% as of December 31, 2019 (LIBOR plus an applicable margin, which was 2.00% as of December 31, 2019). Letters of credit outstanding at December 31, 2019 and 2018 totaled $5.4 million and $5.2 million, respectively. The amount of availability under the credit facility at December 31, 2019, after taking into consideration debt covenant restrictions, was $92.0 million.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The New Credit Agreement also contains certain financial covenants. For each quarter ending on or after September 30, 2019, we are required to maintain a consolidated leverage ratio for the most recently completed four fiscal quarters of 4.75 to 1.00. Such threshold is increased to 5.50 to 1.00 for the quarter during a specified acquisition period (as defined in the New Credit Agreement). Upon the occurrence of a qualified note offering (as defined in the New Credit Agreement), the consolidated leverage ratio when not in a specified acquisition period is increased to 5.25 to 1.00, while the specified acquisition period threshold remains 5.50 to 1.00. Upon the occurrence of a qualified note offering, we are also required to maintain a consolidated senior secured leverage ratio (as defined in the New Credit Agreement) for the most recently completed four fiscal quarter period of not greater than 3.75 to 1.00. Such threshold is increased to 4.00 to 1.00 for the quarter during a specified acquisition period. We are also required to maintain a consolidated interest coverage ratio (as defined in the New Credit Agreement) of at least 2.50 to 1.00. As of December 31, 2019, we were in compliance with these financial covenants.

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

We amended the New Credit Agreement on November 19, 2019 to allow for the GP Purchase.

Finance Lease Obligations

In May 2012, the Predecessor Entity entered into a 15-year master lease agreement with renewal options of up to an additional 20 years with Getty Realty Corporation. Since then, the agreement has been amended from time to time to add or remove retail sites. As of December 31, 2019, we lease 114 sites under this lease with a weighted-average remaining lease term of 7.3 years. We pay fixed rent, which increases 1.5% per year. In addition, the lease requires variable lease payments based on gallons of motor fuel sold.

Because the fair value of the land at lease inception was estimated to represent more than 25% of the total fair value of the real property subject to the lease, the land element of the lease was analyzed for operating or capital treatment separately from the rest of the property subject to the lease. The land element of the lease was classified as an operating lease and all of the other property was classified as a capital lease. This assessment was not required to be reassessed upon adoption of ASC 842. As such, future minimum rental payments are included in both the finance lease obligations table above as well as the operating lease table in Note 12.

The weighted-average discount rate for this finance lease obligation at December 31, 2019 was 3.5%. Interest on this finance lease obligation amounted to $0.8 million for 2019.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. OPERATING LEASES

Operating Leases of Retail Sites as Lessee

We lease 391 retail sites from third parties under certain non-cancelable operating leases that expire from time to time through 2033. The weighted-average remaining lease term was 5.8 years as of December 31, 2019.

Lease expense for 2019 as measured under ASC 842 was classified in the statement of income as follows (in thousands):

Cost of sales	$27,495
Operating expenses	379
General and administrative expenses	685
Total	$28,559

Variable lease payments included in the above table are based on inflation, revenues or volumes and totaled $1.8 million for 2019. Short-term lease payments included in the table above that are excluded from the lease liability was $0.6 million for 2019. Cash paid for amounts included in the measurement of lease liabilities under operating leases totaled $25.8 million for 2019.

Lease expense as measured under ASC 840 was $21.5 million and $21.3 million for 2018 and 2017, respectively. Contingent rent expense, based on gallons sold, as measured under ASC 840 was $1.9 million for 2018 and 2017.

As of December 31, 2019, future minimum rental payments under operating leases, excluding variable lease payments or short-term payments, were as follows (in thousands). The weighted-average discount rate as of December 31, 2019 was 6.9%.

2020	$24,359
2021	21,647
2022	20,055
2023	18,019
2024	15,712
Thereafter	66,063
Total future payments	165,855
Less impact of discounting	42,313
123,542
Current portion	23,485
Long-term portion	$100,057

Most lease agreements include provisions for renewals. We generally do not include renewal options in our lease term for purposes of measuring our lease liabilities and right-of-use assets unless the sublease to our customer extends beyond the term of the head lease.

Substantially all these retail sites are then subleased to lessee dealers (including DMS) or commission agents under leases with terms generally ranging from one to ten years and which may include renewal options. Sublease rental income amounted to $38.2 million for 2019.

Operating Leases of Retail Sites as Lessor

Motor fuel stations are leased to tenants under operating leases with various expiration dates ranging through 2033. Most lease agreements include provisions for renewals. We generally do not include renewal options in our lease term. Future minimum rental payments under non-cancelable operating leases with third parties and DMS as of December 31, 2019 were as follows (in thousands):

	Third Party	DMS	Total
2020	$58,561	$4,886	$63,447
2021	52,232	4,947	57,179
2022	42,123	5,018	47,141
2023	34,601	5,091	39,692
2024	32,317	5,165	37,482
Thereafter	77,377	18,383	95,760
Total future minimum lease payments	$297,211	$43,490	$340,701

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future minimum rental payments presented above do not include contingent rent based on future inflation, future revenues or volumes of the lessee, or non-lease components for amounts that may be received as tenant reimbursements for certain operating costs.

Deferred rent income from straight-line rent relates to the cumulative amount by which straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement and totaled $7.1 million and $6.3 million at December 31, 2019 and 2018, respectively.

Note 13. RELATED PARTY TRANSACTIONS

Transactions with Circle K

As a result of the GP Purchase, Circle K is no longer a related party from November 19, 2019 forward. However, for comparability purposes, we have disclosed balance sheet disclosures as of December 31, 2019 and income statement amounts for transactions with Circle K for the full year of 2019.

Fuel Sales and Rental Income

We sell wholesale motor fuel under a master fuel distribution agreement to 47 Circle K retail sites and lease real property on 46 retail sites to Circle K under a master lease agreement each having initial 10-year terms. The fuel distribution agreement provides us with a fixed wholesale mark-up per gallon. The master lease agreement is a triple net lease.

Revenues from wholesale fuel sales and real property rental income from Circle K were as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Revenues from motor fuel sales to Circle K	$153,055	$162,974	$136,649
Rental income from Circle K	13,898	16,791	17,021

Accounts receivable from Circle K for fuel amounted to $3.1 million and $2.6 million at December 31, 2019 and 2018, respectively.

CST Fuel Supply Equity Interests

CST Fuel Supply provides wholesale motor fuel distribution to the majority of CST’s legacy U.S. retail sites at cost plus a fixed markup per gallon. Since July 1, 2015, we have owned a 17.5% total interest in CST Fuel Supply. We account for the income derived from our equity interest of CST Fuel Supply as “Income from CST Fuel Supply equity interests” on our statements of income, which amounted to $14.8 million, $14.9 million and $14.9 million for 2019, 2018, and 2017, respectively. Accounts receivable from Circle K related to this income amounted to $0.9 million and $1.0 million at December 31, 2019 and 2018, respectively.

Although Circle K is no longer a related party, we continue to hold an interest in CST Fuel Supply and are continuing to recognize income from CST Fuel Supply equity interests since November 19, 2019. See Note 25 for disclosure of the CST Fuel Supply Exchange.

In connection with the CST Merger, the FTC approved a final order requiring the divestiture of certain CST retail fuel stations. As a result, in September 2017, 61 sites were sold to a third party and removed from the fuel distribution agreement between CST Marketing and Supply and CST Services. CST Marketing and Supply no longer supplies fuel to such sites. To compensate for the decrease in the amount of motor fuels sold by CST Marketing and Supply, Circle K agreed to purchase at least 114.9 million gallons annually (the “Annual Commitment”) in addition to the volumes continued to be sold under the fuel distribution agreement to retail fuel stations that remain with Circle K after the divestiture. In addition, should Circle-K fail to purchase all or a portion of the Annual Commitment, Circle K has agreed to make monthly payments to CST Marketing and Supply in the amount of the seller’s margin of $0.05 per gallon under the fuel distribution agreement multiplied by the number of gallons not physically sold pursuant to the Annual Commitment. Consequently, the Partnership, by virtue of its 17.5% ownership interest in CST Fuel Supply, the 100% owner of CST Marketing and Supply, will continue to receive its share from the volumes sold to the 61 retail sites prior to the FTC mandated divestiture. This agreement continues until the fuel distribution agreement between CST Marketing and Supply and CST Services is terminated, which had an initial term of 10 years expiring in December 2024.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase of Fuel from Circle K

During 2019, we purchased the fuel supplied to the following sets of sites from Circle K:

•	retail sites acquired in the Jet-Pep Assets acquisition;
•	Franchised Holiday Stores in the Upper Midwest; we also pay a franchise fee to Circle K, which amounted to $0.5 million for 2019, $1.0 million for 2018 and was insignificant for 2017;
•	retail sites in which we have a leasehold interest that we acquired from Circle K in March and May of 2018 for $0.5 million;
•	retail sites acquired from CST in February 2015;
•	retail sites acquired from Circle K in the first two tranches of the asset exchange; and
•	certain other retail sites at which we are evaluating our fuel supply options.

In total, we purchased $263.5 million, $191.0 million and $11.3 million for 2019, 2018 and 2017, respectively.

Effective February 1, 2018, Couche-Tard began renegotiating fuel carrier agreements, including our wholesale transportation agreements, with third-party carriers. The independent conflicts committee of our Board approved an amendment to the Circle K Omnibus Agreement effective February 1, 2018 providing for the payment by us to an affiliate of Couche-Tard of a commission based on the volume purchased by us on the renegotiated wholesale transportation contracts. This commission is to compensate such affiliate of Couche-Tard for its services in connection with the renegotiations of our fuel carrier agreements with third-party carriers, which resulted in overall reductions in transportation costs to us. This commission amounted to $0.9 million and $0.5 million for 2019 and 2018, respectively.

Amounts payable to Circle K related to these fuel purchases and freight commissions totaled $13.9 million and $4.3 million at December 31, 2019 and 2018, respectively.

Circle K Omnibus Agreement and Management Fees

We incurred costs and expenses under the Circle K Omnibus Agreement of $11.6 million (including costs under the Transitional Omnibus Agreement as described below), $11.8 million and $13.9 million for 2019, 2018 and 2017, respectively, including incentive compensation costs and non-cash stock-based compensation expense, which are recorded as a component of operating expenses and general and administrative expenses in the statements of income.

In addition, the Partnership recognized charges for severance, benefit and retention costs allocated by Circle K of $0.1 million and $0.8 million for 2019 and 2018, respectively. Such costs are included in general and administrative expenses in the statements of income.

On October 29, 2019, the Circle K Omnibus Agreement was amended and restated, effective as of April 29, 2019, to: a) remove references to fixed and variable management fees and call for a simplified quarterly settlement based on actual underlying costs incurred by Circle K; and b) permit for a one-time charge of $183,000 from Circle K to us related to costs incurred by Circle K in connection with the strategic review of our fuel supply.

Amounts payable to Circle K related to expenses incurred by Circle K on our behalf in accordance with the Circle K Omnibus Agreement, including the separation benefits discussed above, totaled $11.5 million and $20.2 million at December 31, 2019 and 2018, respectively. Concurrent with the closing of the GP Purchase, we paid Circle K $14.2 million of omnibus charges. The liability balance at December 31, 2019 includes $9.2 million of omnibus charges that will be paid in eight quarterly payments starting March 31, 2020. As such, $4.6 million is classified within other noncurrent liabilities on the December 31, 2019 balance sheet.

Upon the closing of the GP Purchase, the Partnership entered into a Transitional Omnibus Agreement, dated as of November 19, 2019 (the “Transitional Omnibus Agreement”), among the Partnership, the General Partner and Circle K. Pursuant to the Transitional Omnibus Agreement, Circle K has agreed, among other things, to continue to provide, or cause to be provided, to the Partnership certain management, administrative and operating services, as provided under the Circle K Omnibus Agreement through June 30, 2020 with respect to certain services, unless earlier terminated or unless the parties extend the term of certain services. In addition, from January 1, 2020 until the closing of the CST Fuel Supply Exchange (see Note 25), the General Partner will provide Circle K with certain administrative and operational services, on the terms and conditions set forth in the Transitional Omnibus Agreement.

See Note 25 for disclosure regarding the Topper Group Omnibus Agreement effective January 1, 2020.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Units Issued to Circle K as Consideration for Amounts due Under the Circle K Omnibus Agreement

As approved by the independent conflicts committee of the Board, the Partnership and Circle K mutually agreed to settle, from time to time, some or all of the amounts due under the terms of the Circle K Omnibus Agreement in newly issued common units representing limited partner interests in the Partnership. We issued the following common units to Circle K as consideration for amounts due under the terms of the Circle K Omnibus Agreement:

Year	Number of Common Units Issued
2017	550,516
2018	292,118

No charges allocated to us by Circle K under the Circle K Omnibus Agreement since the first quarter of 2018 have been settled in common units.

IDR and Common Unit Distributions

We distributed $0.5 million, $1.6 million and $4.3 million to Circle K related to its ownership of our IDRs and $15.7 million, $16.2 million and $17.0 million related to its ownership of our common units during 2019, 2018 and 2017, respectively.

Other Transactions with Circle K

As discussed in Note 7, we sold two properties during 2017 as a result of the FTC’s requirements associated with Couche-Tard’s acquisition of CST. Circle K agreed to reimburse us for the tax liability incurred on the required sale, resulting in additional proceeds of $0.3 million, which was accounted for as a contribution to partners’ capital.

Also as discussed in Note 7, we sold nine properties during 2018 as a result of the FTC’s requirements associated with Couche-Tard’s acquisition of Holiday. Since this was a forced divestiture of assets for us, Circle K compensated us with an amount representing the difference between the value of the nine Upper Midwest Sites and the proceeds of the sale to FTC approved third-party buyers, which amounted to $6.3 million. Circle K’s payment to us was received during the fourth quarter of 2018.

Transactions with Affiliates of Members of the Board

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from motor fuel sales and rental income from DMS were as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Revenues from motor fuel sales to DMS	$142,236	$241,151	$241,895
Rental income from DMS	6,326	12,569	18,753

Accounts receivable from DMS totaled $4.1 million and $5.6 million at December 31, 2019 and 2018, respectively.

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

During the third quarter of 2019, DMS gave notice to sever 12 sites in January 2020 from the master lease and master fuel supply agreements, resulting in the write-off of deferred rent income of $0.6 million, classified within the loss on dispositions and lease terminations, net line item of the statement of income.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of 2018, in connection with the transition of 43 sites in Florida from DMS to a third-party multi-site operator of retail motor fuel stations, we accrued a $3.8 million contract termination payment, which was paid to DMS during the third quarter of 2018. This payment was approved by the independent conflicts committee of our Board. Additionally, we recorded a $2.4 million charge primarily to write off deferred rent income related to our recapture of these sites from the master lease agreement with DMS. These charges are included in loss on dispositions and lease terminations, net in the statement of income. See Note 2 for additional information on the agreements entered into with the third-party multi-site operator.

As discussed in Note 7, DMS renewed its contract with one of its customers, triggering a $0.8 million earn-out payment by DMS to us in 2017 under a contract entered into with DMS at the time of CST acquiring our General Partner in October 2014.

Also as discussed in Note 7, we sold 29 properties to DMR during 2017 for $18.9 million, resulting in a gain of $0.8 million.

Revenue from rental income from TopStar, a related party of Mr. Topper, was $0.3 million, $0.3 million and $0.5 million for 2019, 2018 and 2017, respectively.

CrossAmerica leases real estate from the Topper Group. Rent expense paid under these lease agreements was $1.1 million, $1.0 million and $0.9 million for 2019, 2018 and 2017, respectively.

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are performed by an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $1.0 million, $1.8 million and $1.5 million for 2019, 2018 and 2017, respectively. Accounts payable to this related party amounted to $0.1 million and $0.4 million at December 31, 2019 and 2018, respectively.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We sublease office space from the Topper Group (formerly Circle K) that the Topper Group leases from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board. The management fee charged by Circle K to us under the Circle K Omnibus Agreement incorporates this rental expense, which amounted to $0.7 million for 2019, 2018 and 2017.

Public Relations and Website Consulting Services

We have engaged a company affiliated with a member of the Board for public relations and website consulting services. The cost of these services amounted to $0.1 million for 2019, 2018 and 2017.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a rollforward of our environmental liability (in thousands):

	2019	2018
Balance at beginning of year	$3,614	$3,537
Provision for new environmental losses	292	918
Changes in estimates for previously incurred losses	354	104
Payments	(870)	(945)
Balance at end of year	3,390	3,614
Current portion, included within accrued expenses and other current liabilities	1,520	1,450
Long-term portion, included within other long-term liabilities	$1,870	$2,164

At December 31, 2019, we were indemnified by third-party escrow funds, state funds or insurance totaling $2.8 million, which are recorded as indemnification assets and included within other noncurrent assets on the balance sheet. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

Environmental liabilities related to the sites contributed to the Partnership in connection with our IPO have not been assigned to us and are still the responsibility of the Predecessor Entity. Under the Circle K Omnibus Agreement, the Predecessor Entity must indemnify us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO for contributed sites. Such indemnification survives the termination of the Circle K Omnibus Agreement. As such, these environmental liabilities and indemnification assets are not recorded on the balance sheet of the Partnership.

Similarly, Circle K has indemnified us with respect to known contamination at the sites it has transferred to us under the Asset Exchange Agreement. As such, these environmental liabilities and indemnification assets are not recorded on the balance sheet of the Partnership.

Note 15. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distributions. The following provides total annual future minimum volume purchase requirements (in thousands of gallons):

2020	463,521
2021	436,153
2022	427,584
2023	363,250
2024	251,917
Thereafter	978,600
Total	2,921,025

In the event we fail to purchase the required minimum volume for a given contract year, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. We did not incur any significant penalties in 2019, 2018 or 2017.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation Matters

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damages, environmental damages, employment-related claims and damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record an accrual when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. None of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. In all instances, management has assessed the matter based on current information and made a judgment concerning its potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success. Management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainties of litigation.

As part of Circle K’s acquisition of Holiday Stationstores, LLC, the FTC issued a decree in which nine sites were required to be divested. These sites were divested in September 2018, after the June 15, 2018 deadline specified in the FTC orders. As a result, Couche-Tard and/or the Partnership may be subject to civil penalties, up to a maximum allowed by law of $41,000 per day per violation of the FTC divestiture orders. Circle K has agreed to indemnify us for any such penalties and associated legal costs, and as such, we have not accrued any liability.

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

As further discussed in Note 18, we have accrued for unvested phantom units as a liability and adjust that liability on a recurring basis based on the market price of our common units each balance sheet date. Such fair value measurements are deemed Level 1 measurements.

Financial Instruments

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of December 31, 2019 and 2018 due to the short-term maturity of these instruments. The fair value of the revolving credit facility approximated its carrying value of $519.0 million as of December 31, 2019 and $498.0 million as of December 31, 2018, due to the frequency with which interest rates are reset and the consistency of the market spread.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. PARTNERS’ CAPITAL

We issued common units (net of units withheld for income taxes) as a result of the vesting of phantom units and conversion of profits interests previously issued primarily to Circle K employees who provide services principally to CrossAmerica totaling 50,328 common units in 2019, 40,534 common units in 2018 and 35,993 common units in 2017. See Note 18 for additional information.

See Note 13 for information regarding the issuance of common units to Circle K as payment of a portion of the amounts due under the terms of the Circle K Omnibus Agreement.

Distributions

Quarterly distribution activity to common unitholders for 2019 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2018	February 11, 2019	February 19, 2019	0.5250	18,099
March 31, 2019	May 6, 2019	May 13, 2019	0.5250	18,099
June 30, 2019	July 30, 2019	August 6, 2019	0.5250	18,115
September 30, 2019	November 5, 2019	November 12, 2019	0.5250	18,115
December 31, 2019	February 3, 2020	February 10, 2020	0.5250	18,111

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

The table below summarizes our equity-based award activity:

	Employees of Circle K		Directors
	Phantom Units	Phantom Performance Units	Phantom Units	Total
Nonvested at December 31, 2017	2,620	—	10,539	13,159
Granted	—	14,301	15,580	29,881
Forfeited	—	(694)	—	(694)
Vested/Redeemed	(1,793)	—	(10,539)	(12,332)
Nonvested at December 31, 2018	827	13,607	15,580	30,014
Granted	—	14,712	18,481	33,193
Forfeited	—	(717)	—	(717)
Vested/Redeemed	(827)	(27,602)	(32,020)	(60,449)
Nonvested at December 31, 2019	—	—	2,041	2,041

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The GP Purchase constitutes a change in control under the Partnership’s 2012 Incentive Award Plan and accelerated vesting of all outstanding equity-based awards under the Plan, converting such awards into the same number of common units of the Partnership.

The nonvested phantom units granted to non-employee directors of the Board as a portion of director compensation outstanding as of December 31, 2019, will vest in July 2020. These awards were accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of our common units.

Since we grant awards to non-employee directors of the Board, and since the grants may be settled in cash, unvested phantom units receive fair value variable accounting treatment. As such, they are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. The balance of the accrual was insignificant at December 31, 2019 and 2018.

We record equity-based compensation as a component of general and administrative expenses in the statements of income. Equity-based compensation expense was $0.9 million for 2019, which includes approximately $0.5 million of expense recognized upon the accelerated vesting of awards concurrent with the GP Purchase. Equity-based compensation expense was insignificant for 2018 and 2017.

CST Equity-Based Awards

Before the CST Merger was completed, CST granted equity-based awards of approximately 47,000 in the form of time vested restricted stock units of CST, stock options of CST and market share units of CST in 2017, which were granted to certain employees of CST for services rendered on our behalf. Equity-based compensation expense charged to us under the Circle K Omnibus Agreement amounted to $0.3 million, $0.3 million and $1.7 million for 2019, 2018 and 2017, respectively.

At the completion of the CST Merger, each CST stock option, restricted stock unit and market share unit that was outstanding immediately prior to the completion of the CST Merger, excluding the CST restricted stock units granted in February 2017, whether vested or unvested, became fully vested and converted into the right to receive a cash payment as defined in the CST Merger Agreement. The Partnership was allocated a $0.4 million charge upon the accelerated vesting of these awards, included in the expense amounts for 2017 set forth above.

Note 19. INCOME TAXES

Section 7704 of the Internal Revenue Code provides that publicly traded partnerships are, as a general rule, taxed as corporations. However, an exception, referred to as the “Qualifying Income Exception,” exists under Section 7704(c) with respect to publicly traded partnerships of which 90% or more of the gross income for every taxable year consists of “qualifying income.”

Substantially all of the Partnership’s income is “qualifying income” for federal income tax purposes and, therefore, is not subject to federal income taxes at the partnership level. Accordingly, no provision has been made for income taxes on the qualifying income in the Partnership’s financial statements. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership Agreement. Individual unitholders have different investment basis depending upon the timing and price at which they acquired their common units. Further, each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in the Partnership’s financial statements. Accordingly, the aggregate difference in the basis of the Partnership’s net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder’s tax attributes in the Partnership is not available to the Partnership.

As a limited partnership, we are not subject to federal and state income taxes. However, our corporate subsidiaries are subject to income taxes. The Partnership is subject to the statutory requirement that non-qualifying income, as defined by the Internal Revenue Code, cannot exceed 10% of total gross income for the calendar year. If non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. The Partnership’s non-qualifying income did not exceed the statutory limit in any period presented.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain activities that generate non-qualifying income are conducted through LGWS. LGWS is a tax paying corporate subsidiary of ours that is subject to federal and state income taxes. Current and deferred income taxes are recognized on the earnings of LGWS. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Partnership calculates its current and deferred tax provision based on estimates and assumptions that could differ from actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified.

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

Components of income tax expense related to net income were as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Current
U.S. federal	$(4,865)	$1,117	$210
U.S. state	66	411	406
Total current	(4,799)	1,528	616

Deferred
U.S. federal	4,895	(2,737)	(16,064)
U.S. state	(1,326)	(1,524)	(2,789)
Total deferred	3,569	(4,261)	(18,853)
Income tax benefit	$(1,230)	$(2,733)	$(18,237)

The difference between the actual income tax provision and income taxes computed by applying the U.S. federal statutory rate to earnings (losses) before income taxes is attributable to the following (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Consolidated income from continuing operations before income taxes - all domestic	$16,846	$2,513	$4,939
Income from continuing operations before income taxes of non-taxable entities	(16,902)	(8,881)	(7,769)
Loss from continuing operations before income taxes of corporate entities	(56)	(6,368)	(2,830)
Federal income tax benefit at statutory rate	(11)	(1,337)	(962)
Increase (decrease) due to:
Nondeductible expenses	54	132	384
Basis difference of acquired assets	—	(648)	—
Tax on gains not recognized for book income	—	—	112
Change in valuation allowance	—	—	(3,713)
State income taxes, net of federal income tax benefit	(995)	(880)	(878)
Non-taxable refund	(278)	—	—
Rate change	—	—	(13,180)
Total income tax benefit	$(1,230)	$(2,733)	$(18,237)

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2019	2018
Deferred income tax assets:
Deferred rent expense	$256	$1,167
Operating and finance lease obligations	26,003	13,626
Asset retirement obligations	8,075	7,593
Intangible assets	8,736	1,593
Other assets	2,535	1,280
Total deferred income tax assets	45,605	25,259

Deferred income tax liabilities:
Deferred rent income	1,249	1,081
Property and equipment	44,095	43,873
Right-of-use assets	19,630	—
Other liabilities	—	234
Total deferred income tax liabilities	64,974	45,188
Net deferred income tax liabilities	$19,369	$19,929

As discussed in Note 2, we removed $5.2 million of deferred tax assets primarily related to our previous sale-leaseback transactions as part of our January 1, 2019 transition adjustment in connection with the adoption of ASC 842. Additionally, we recorded a deferred tax asset relating to operating lease liabilities and a deferred tax liability related to right-of-use assets as a result of this new guidance.

As discussed in Note 3, we removed $4.8 million of net deferred tax liabilities and recorded income taxes payable of $5.1 million with respect to the divested sites in connection with the closing of the First Asset Exchange. We also recorded $2.3 million of net deferred tax assets with respect to the acquired sites in connection with the closing of the First Asset Exchange. Also as discussed in Note 3, we removed $0.2 million of net deferred tax assets and recorded income taxes payable of $2.1 million with respect to the divested sites in connection with the closing of the Second Asset Exchange. We also recorded $2.4 million of net deferred tax assets with respect to the acquired sites in connection with the closing of the Second Asset Exchange. Each of these adjustments was recorded through equity based on accounting guidance for transactions between entities under common control.

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

Changes in the valuation allowance account consisted of the following for 2017 (in thousands):

Balance at December 31, 2016	$5,495
Charged to costs and expenses (a)	(5,495)
Balance at December 31, 2017	$—

(a)	Of the 2017 amount charged to costs and expenses, $1.8 million primarily relates to the reduction in the tax rate used to compute the valuation allowance as a result of the Tax Cuts and Jobs Act.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We record an accrual for federal, state and local and uncertain tax positions. The development of these tax positions requires subjective, critical estimates and judgments about tax matters, potential outcomes and timing. Although the outcome of potential tax examinations is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from these reviews. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions, or changes in assumptions in future periods, are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.

We did not have unrecognized tax benefits at December 31, 2019 or 2018. Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We had no material interest and penalties for 2019, 2018 and 2017.

We file income tax returns with the U.S. federal government as well as the many state jurisdictions in which we operate. The statute remains open for tax years 2016 through 2019; therefore, these years remain subject to examination by federal, state and local jurisdiction authorities.

Note 20. NET INCOME PER LIMITED PARTNER UNIT

Under the Partnership Agreement, the holders of our IDRs had an interest in distributions from us that are increasing percentages starting at 15% of quarterly distributions out of the operating surplus (as defined in our Partnership Agreement) in excess of $0.5031 per limited partner unit.

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

See Note 25 for disclosure regarding the elimination of the IDRs, which closed on February 6, 2020.

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Years Ended December 31,
	2019	2018	2017
Numerator:
Distributions paid	$72,427	$75,599	$83,786
Allocation of distributions in excess of net income	(54,884)	(71,927)	(64,965)
Limited partners’ interest in net income - basic and diluted	$17,543	$3,672	$18,821
Denominator:
Weighted average limited partnership units outstanding - basic	34,454,369	34,345,298	33,844,823
Adjustment for phantom units(a)	30,432	—	10,522
Weighted average limited partnership units outstanding - diluted	34,484,801	34,345,298	33,855,345
Net income per limited partnership unit - basic and diluted	$0.51	$0.11	$0.56

Distributions paid per common unit	$2.1000	$2.2025	$2.4800
Distributions declared (with respect to each respective period) per common unit	$2.1000	$2.1000	$2.4950

(a)	Excludes 19,075 potentially dilutive securities from the calculation of diluted earnings per common unit because to do so would be antidilutive for 2018.

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

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Year Ended December 31, 2019
Revenues from fuel sales to external customers	$1,609,547	$397,474	$—	$2,007,021
Intersegment revenues from fuel sales	306,070	—	(306,070)	—
Revenues from food and merchandise sales	—	49,382	—	49,382
Rent income	81,427	8,712	—	90,139
Other revenue	2,887	—	—	2,887
Total revenues	$1,999,931	$455,568	$(306,070)	$2,149,429
Income from CST Fuel Supply equity interests	$14,768	$—	$—	$14,768
Operating income (loss)(a)	$113,299	$3,189	$(73,166)	$43,322

Year Ended December 31, 2018
Revenues from fuel sales to external customers	$1,713,227	$546,061	$—	$2,259,288
Intersegment revenues from fuel sales	425,610	—	(425,610)	—
Revenues from food and merchandise sales	—	97,603	—	97,603
Rent income	77,404	8,238	—	85,642
Other revenue	3,384	—	—	3,384
Total revenues	$2,219,625	$651,902	$(425,610)	$2,445,917
Income from CST Fuel Supply equity interests	$14,948	$—	$—	$14,948
Operating income (loss)	$117,848	$8,429	$(91,265)	$35,012

Year Ended December 31, 2017
Revenues from fuel sales to external customers	$1,521,408	$380,387	$—	$1,901,795
Intersegment revenues from fuel sales	281,561	—	(281,561)	—
Revenues from food and merchandise sales	—	104,362	—	104,362
Rent income	79,344	6,970	—	86,314
Other revenue	2,356	—	—	2,356
Total revenues	$1,884,669	$491,719	$(281,561)	$2,094,827
Income from CST Fuel Supply equity interests	$14,906	$—	$—	$14,906
Operating income (loss)	$108,624	$5,737	$(81,942)	$32,419

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)

As discussed in Note 2, as a result of the adoption of ASC 842, operating income for 2019 is not comparable to operating income for 2018 and 2017. Most significantly, payments on our previous failed sale-leaseback obligations were characterized as principal and interest expense in periods prior to 2019. Starting in 2019, these payments are characterized as rent expense and thus reduce operating income. These payments for the Wholesale and Retail segments amounted to approximately $6.7 million and $0.5 million for 2019.

Receivables relating to the revenue streams above are as follows (in thousands):

	December 31,
	2019	2018
Receivables from fuel and merchandise sales	$27,141	$19,247
Receivables for rent and other lease-related charges	9,318	6,610
Total accounts receivable	$36,459	$25,857

Performance obligations are satisfied as fuel is delivered to the customer. Many of our contracts with our customers include minimum purchase volumes measured on a monthly basis, although such revenue is not material. Receivables from fuel are recognized on a per-gallon rate and are generally collected within 10 days of delivery.

The balance of unamortized costs incurred to obtain certain contracts with customers was $6.5 million and $5.7 million at December 31, 2019 and 2018, respectively. Amortization of such costs is recorded against operating revenues and amounted to $1.0 million, $0.9 million and $0.6 million for 2019, 2018 and 2017, respectively

Receivables from rent and other lease-related charges are generally collected at the beginning of the month.

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

In connection with the conversion of these company operated sites in our Retail segment to lessee dealer sites in our Wholesale segment, we recognized a $0.5 million loss on sale of inventory to Applegreen, classified within the loss on dispositions and lease terminations, net line item of the statement of income. As further discussed in Note 9, we also reassigned $4.5 million of goodwill from the Retail segment to the Wholesale segment.

As a result of this transition, we have not had any company operated sites since September 30, 2019. See Note 25 for information regarding the acquisition of retail and wholesale assets from the Topper Group and certain other parties.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Decrease (increase):
Accounts receivable	$(10,997)	$12,514	$1,263
Accounts receivable from related parties	(1,951)	4,271	(666)
Inventories	7,244	362	863
Other current assets	(868)	(66)	(1,718)
Other assets	(2,697)	(137)	(3,248)
Increase (decrease):
Accounts payable	12,404	(3,157)	886
Accounts payable to related parties (a)	(12,923)	(1,853)	14,778
Motor fuel taxes payable	1,871	(1,637)	(226)
Accrued expenses and other current liabilities	(7,896)	1,364	1,708
Other long-term liabilities	7,180	(1,645)	(83)
Changes in operating assets and liabilities, net of acquisitions	$(8,633)	$10,016	$13,557

(a)	Includes a $14.2 million payment to Circle K as partial settlement of omnibus charges; see Note 13 for additional information.

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

Supplemental disclosure of cash flow information (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Cash paid for interest	$26,344	$31,201	$25,984
Cash paid for income taxes, net of refunds received	3,296	1,580	1,756

Supplemental schedule of non-cash investing and financing activities (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Circle K Omnibus Agreement fees settled in our common units	$—	$6,518	$14,033
Sale of property and equipment in Section 1031 like-kind exchange transactions	—	—	(1,650)
Issuance of capital lease obligations and recognition of asset retirement obligation related to Getty lease	—	—	740
Lease liabilities arising from obtaining right-of-use assets	2,879	—	—
Net charge to equity as a result of the Closed Asset Exchange Transactions	(7,410)	—	—

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes quarterly financial data for 2019 and 2018 (in thousands):

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenues	$471,786	$605,528	$559,736	$512,379
Gross profit	37,077	41,370	41,145	35,045
Operating income	7,612	13,920	12,349	9,441
Net income attributable to limited partners	212	6,441	7,165	4,258
Basic and diluted earnings per common unit(a)	0.00	0.18	0.20	0.12

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenues	$554,570	$673,295	$670,810	$547,242
Gross profit	39,951	43,972	43,798	45,074
Operating income (loss)	7,424	(1,568)	13,652	15,504
Net income (loss) attributable to limited partners	(805)	(6,935)	5,308	7,683
Basic and diluted earnings (loss) per common unit(a)	(0.06)	(0.21)	0.15	0.22
(a)

Earnings (loss) per common unit amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual earnings per share amounts.

Note 24. SEPARATION BENEFITS

As discussed in Note 21, we dealerized the remaining 46 company operated sites in the third quarter of 2019. As a result of communicating a plan to exit the company operated business, we recorded separation benefit costs totaling $0.4 million in the first quarter of 2019, which is anticipated to be paid in the first quarter of 2020.

During the second quarter of 2017, the Partnership recognized a $5.4 million charge for severance and benefit costs associated with certain officers and other employees of CST Services who provided services to the Partnership and who terminated employment upon the consummation of the CST Merger, which constituted a change in control, as defined in the EICP and CST’s severance plans. Such costs are included in general and administrative expenses and were paid by Circle K in 2017.

In addition, certain participants in the EICP received retention bonuses that were paid in annual installments that began in July 2017 and continued through July 2019. The Partnership recorded charges totaling $0.1 million, $0.8 million and $1.7 million related to these payments during 2019, 2018 and 2017, respectively, which were included in general and administrative expenses.

We also recognized a $1.7 million charge in 2017 for additional EICP severance payments, also included in general and administrative expenses.

Accounts payable and other long-term liabilities at December 31, 2019 and accounts payable to related parties at December 31, 2018 includes all the components above as we will reimburse Circle K. See Note 13 for additional information regarding the timing of reimbursement.

The following table presents a rollforward of accrued separation benefits:

	2019	2018
Balance at beginning of year	$9,313	$8,569
Provision for separation benefits	417	770
Separation benefits paid	(3)	(26)
Balance at end of year	$9,727	$9,313

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25. SUBSEQUENT EVENTS AND PENDING TRANSACTIONS

Topper Group Omnibus Agreement

On January 15, 2020, the Partnership entered into an Omnibus Agreement, effective as of January 1, 2020 (the “Topper Group Omnibus Agreement”), among the Partnership, the General Partner and DMI. The terms of the Topper Group Omnibus Agreement were approved by the conflicts committee of the board of directors of the General Partner, which is composed of the independent directors of the Board.

Pursuant to the Topper Group Omnibus Agreement, DMI has agreed, among other things, to provide, or cause to be provided, to the General Partner for the benefit of the Partnership, at cost without markup, certain management, administrative and operating services, which services were previously provided by Circle K under the Transitional Omnibus Agreement, dated as of November 19, 2019, among the Partnership, the General Partner and Circle K.

The Topper Group Omnibus Agreement will continue in effect until terminated in accordance with its terms. The Topper Group has the right to terminate the Topper Group Omnibus Agreement at any time upon 180 days’ prior written notice, and the General Partner has the right to terminate the Topper Group Omnibus Agreement at any time upon 60 days’ prior written notice.

Equity Restructuring

On January 15, 2020, the Partnership entered into an Equity Restructuring Agreement (the “Equity Restructuring Agreement”) with the General Partner and Dunne Manning CAP Holdings II LLC (“DM CAP Holdings”), a wholly owned subsidiary of DMP, which is controlled by Joseph V. Topper, Jr., the Chairman of the Board.

Pursuant to the Equity Restructuring Agreement, all of the outstanding IDRs of the Partnership, all of which were held by DM CAP Holdings, were cancelled and converted into 2,528,673 newly-issued common units representing limited partner interests in the Partnership based on a value of $45 million and calculated using the 20 business day volume weighted average trading price of our common units ended five business days prior to the execution of the Equity Restructuring Agreement (the “20-day VWAP”).

This transaction closed on February 6, 2020, after the record date for the distribution payable on the Partnership’s common units with respect to the fourth quarter of 2019.

Simultaneously with the Equity Restructuring Closing, the General Partner executed and delivered the Second Amended and Restated Agreement of Limited Partnership of the Partnership (the “Second Amended and Restated Partnership Agreement”) to give effect to the Equity Restructuring Agreement.

The Second Amended and Restated Partnership Agreement will amend and restate the First Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of October 30, 2012, as amended, in its entirety to, among other items, (i) reflect the cancellation of the IDRs and (ii) eliminate certain legacy provisions that no longer apply, including provisions related to the IDRs and subordinated units of the Partnership that were formerly outstanding.

The terms of the Equity Restructuring Agreement were approved by the independent conflicts committee of the Board.

CST Fuel Supply Exchange Agreement

On November 19, 2019, the Partnership entered into an Exchange Agreement (the “CST Fuel Supply Exchange Agreement”) with Circle K. Pursuant to the CST Fuel Supply Exchange Agreement, Circle K has agreed to transfer to the Partnership 45 owned and leased convenience store properties (the “Properties”) and related assets (including fuel supply agreements) relating to such Properties, and U.S. wholesale fuel supply contracts covering 387 additional sites (the “DODO Sites”), and, in exchange, the Partnership has agreed to transfer to Circle K 100% of the limited partnership units in CST Fuel Supply LP that are owned by the Partnership, which represent 17.5% of the outstanding units of CST Fuel Supply LP (collectively, the “CST Fuel Supply Exchange”).

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets being exchanged by Circle K include (a) fee simple title to all land and other real property and related improvements owned by Circle K at the Properties, (b) Circle K’s leasehold interest in all land and other real property and related improvements leased by Circle K at the Properties, (c) all buildings and other improvements and permanently attached machinery, equipment and other fixtures located on the Properties, (d) all tangible personal property owned by Circle K and located on the Properties, including all underground storage tanks located on the Properties, and owned by Circle K, (e) all of Circle K’s rights under the dealer agreements related to the Properties and the DODO Sites, (f) Circle K’s rights under the leases to the leased Properties and all tenant leases and certain other contracts related to the Properties, (g) all fuel inventory owned by Circle K and stored in the underground storage tanks at locations operated by dealers that are independent commission marketers, (h) all assignable permits related to the Properties and related assets owned by Circle K, (i) all real estate records and related registrations and reports and other books and records of Circle K to the extent relating to the Properties, and (j) all goodwill and other intangible assets associated with the foregoing assets (collectively, the “Assets”).  The Partnership will also assume certain liabilities associated with the Assets.

The closing of the CST Fuel Supply Exchange is expected to occur in the first quarter of 2020 and is subject to the satisfaction or waiver of customary closing conditions. The CST Fuel Supply Exchange Agreement contains customary representations, warranties, agreements and obligations of the parties, including covenants regarding the conduct by Circle K with respect to the Assets prior to closing. The Partnership and Circle K have agreed to indemnify each other for, among other things, breaches of their respective representations and warranties contained in the CST Fuel Supply Exchange Agreement for a period of 18 months after the date of closing (except for certain fundamental representations and warranties, which survive until the expiration of the applicable statute of limitations) and for breaches of their respective covenants and for certain liabilities assumed or retained by the Partnership or Circle K, respectively. The respective indemnification obligations of each of the Partnership and Circle K to the other are subject to the limitations set forth in the CST Fuel Supply Exchange Agreement. The CST Fuel Supply Exchange Agreement may be terminated, among other ways, by mutual written consent of the Partnership and Circle K.

In connection with the execution of the CST Fuel Supply Exchange Agreement, the Partnership and Circle K also entered into an Environmental Responsibility Agreement, dated as of November 19, 2019 (the “ERA”), which agreement sets forth the parties’ respective liabilities and obligations with respect to environmental matters relating to the Properties. As further described in the ERA, Circle K will retain liability for known environmental contamination or non-compliance at the Properties, and the Partnership will assume liability for unknown environmental contamination and non-compliance at the Properties.

The terms of the CST Fuel Supply Exchange Agreement were approved by the independent conflicts committee of the Board.

We are in the process of amending our credit facility to allow for the divestiture of our investment in CST Fuel Supply.

Retail and Wholesale Acquisition

In connection with the Partnership’s strategic reorientation to add retail capability, also on January 15, 2020, the Partnership entered into an asset purchase agreement (“Asset Purchase Agreement”) with the sellers (“Sellers”) signatories thereto, including DMS and certain of DMS’s affiliates, with respect to the acquisition (the “Retail Acquisition”) by the Partnership from the Sellers of the retail operations at 172 sites, wholesale fuel distribution to 114 sites, including 55 third-party wholesale dealer contracts, and leasehold interests in at least 53 sites, for an aggregate consideration of $21 million in cash and 842,891 in newly-issued common units valued at $15 million and calculated based on the 20-day VWAP. The Partnership will also acquire for cash the inventory related to the sites. The Partnership expects to finance the aggregate cash consideration with borrowings under its credit facility.

In addition, the parties agreed to perform Phase I environmental site assessments with respect to certain sites. The Sellers agreed to retain liability for known environmental contamination or non-compliance at certain sites, and the Partnership agreed to assume liability for unknown environmental contamination and non-compliance at certain sites.

The closing of the transactions contemplated by the Asset Purchase Agreement is expected to occur prior to the end of the second quarter of 2020 (such date, the “Retail Acquisition Closing”) and is subject to closing conditions and purchase price adjustments customary in comparable transactions. In addition, the Asset Purchase Agreement contains customary representations and warranties of the parties as well as indemnification obligations by Sellers and the Partnership, respectively, to each other. The indemnification obligations must be asserted within 18 months of the Retail Acquisition Closing and are limited to an aggregate of $7.2 million for each party.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Retail Acquisition Closing, the Partnership will assume certain contracts with third parties and affiliates necessary for the continued operation of the sites, including agreements with dealers and franchise agreements. Further, the Partnership will enter into ten-year master leases with certain sellers, with an aggregate annual rent of $6.5 million payable by the Partnership. Additionally, DMS will no longer be a customer or lessee of the Partnership as we will terminate the contracts with DMS upon closing on this transaction.

The terms of the Asset Purchase Agreement were approved by the independent conflicts committee of the Board.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management of CrossAmerica Partners LP

Our General Partner manages our operations and activities on our behalf. DMP indirectly owns all of the membership interests in our General Partner. The Topper Group has sole and exclusive authority over our General Partner. All of our executive officers are employed by an affiliate of the Topper Group.

Our General Partner has a Board that oversees our management, operations and activities. Our unitholders are not entitled to elect the directors of the Board or participate in our management or operations. The Topper Group, as the indirect owner of our General Partner, has the right to appoint and remove all members of the Board. Our General Partner owes a fiduciary duty to our unitholders. However, our Partnership Agreement contains provisions that limit the fiduciary duties that our General Partner owes to our unitholders. Our General Partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, our General Partner intends to incur indebtedness or other obligations that are nonrecourse. Except as described in our Partnership Agreement and subject to its fiduciary duty to act in good faith, our General Partner has exclusive management power over our business and affairs.

Our General Partner does not have any employees. All of the personnel who conduct our business are employed by an affiliate of the Topper Group, and their services are provided to us pursuant to the Topper Group Omnibus Agreement.

Directors and Executive Officers

The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. We are managed and operated by the Board and the executive officers appointed by our General Partner who are employees of an affiliate of the Topper Group. The following table shows information for the directors of our General Partner and our executive officers appointed by our General Partner.

Directors and Executive Officers of the General Partner

Current Directors and Executive Officers	Age (1)	Position with our General Partner
Joseph V. Topper, Jr.	64	Chairman of the Board
John B. Reilly, III	58	Vice Chairman of the Board
Justin A. Gannon	70	Director
Mickey Kim	61	Director
Keenan D. Lynch(2)	31	Director, General Counsel and Corporate Secretary
Charles M. Nifong, Jr. (3)	46	Director, President and Chief Executive Officer
Maura Topper	33	Director
Kenneth G. Valosky	59	Director
Jonathan E. Benfield (3)	44	Interim Chief Financial Officer
David F. Hrinak (3)	63	Vice President of Operations
(1)	as of December 31, 2019
(2)	Mr. Lynch was elected Corporate Secretary effective November 19, 2019 and elected General Counsel as of February 24, 2020
(3)	Messrs. Nifong, Benfield and Hrinak were elected effective November 19, 2019.

Our General Partner’s directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Our executive officers serve at the discretion of the Board. In selecting and appointing directors to the Board, DMP, as the indirect owner of the sole member of our General Partner, does not apply a formal diversity policy or set of guidelines. However, when appointing new directors, the Topper Group as the owner of the sole member of our General Partner, will consider each individual director’s qualifications, skills, business experience and capacity to serve as a director, as described below for each director, and the diversity of these attributes for the Board as a whole.

Joseph V. Topper, Jr. has served as a director on the Board since October 2012 and was elected Chairman of the Board effective November 19, 2019. Mr. Topper has been the President of Dunne Manning Inc. (“DMI”), a diversified portfolio of companies operating in the wholesale and retail gasoline, real estate and investing industries, since 2015. Mr. Topper served as President and Chief Executive Officer of the General Partner from October 2012 to March 2015. Mr. Topper resigned as President effective March 2015 and his term as Chief Executive Officer ended on September 2015. Mr. Topper also served as Chairman of the Board from October 28, 2012 through September 30, 2014. Mr. Topper has over 25 years of management experience in the wholesale and retail fuel distribution business. In 1987, Mr. Topper purchased his family’s retail fuel business and five years later founded DMI (formerly known as Lehigh Gas Corporation), where he has served as the Chief Executive Officer since 1992. Mr. Topper currently serves as chairman of the board of trustees for Villanova University and the board of directors for Lehigh Valley PBS. He served on the board of directors of CST Brands, Inc. from October 2014 until December 2016. He is the past President of the board of directors for Lehigh Valley PBS and the Lehigh Valley PBS Foundation. He also served as a board member for the Good Shepherd Rehabilitation Hospital in Allentown. Mr. Topper holds a Masters’ degree of Business Administration from Lehigh University and a bachelor’s degree in Accounting from Villanova University. Mr. Topper is also a Certified Public Accountant.

John B. Reilly, III has served as a director on the Board since May 2012 and was elected Vice Chairman of the Board effective November 19, 2019. He was a member of the Partnership’s audit and conflicts committee from October 2014 through November 2019. Mr. Reilly has served as the President of City Center Investment Corp since May 2011. Prior to then, he was President of Landmark Communities and Managing Partner of Traditions of America since 1998. Mr. Reilly has thirty years of experience in commercial and residential real estate development and planning, finance management and law. Mr. Reilly serves as a trustee of Lafayette College and also served as the chairman of the board of trustees for the Lehigh Valley Health Network. He holds a Juris Doctor degree from Fordham University Law School and a bachelor’s degree in economics from Lafayette College. He is a Certified Public Accountant and a member of the Pennsylvania Bar Association.

Justin A. Gannon has served as a director on the Board and Chairman of its audit committee and member of its conflicts committee since October 2014. Mr. Gannon has acted as an independent consultant and private investor since September 2013. From February 2003 through August 2013, He served in various roles at Grant Thornton LLP, including as National Leader of Merger and Acquisition Development from June 2011 through August 2013, Central Region Managing Partner from January 2010 through June 2011, Office Managing Partner in Houston, Texas from August 2007 through June 2011 and Office Managing Partner in Kansas City, Missouri from August 2005 to July 2007. From 1971 through 2002, Mr. Gannon worked at Arthur Andersen LLP, the last 21 years as an audit partner. Since December 2014, Mr. Gannon has served on the board of directors of California Resources Corporation (NYSE: CRC) where he serves as chair of the audit committee and member of the compensation committee. Mr. Gannon served on the board of directors of Vantage Energy Acquisition Corp. (NASDAQ: VEACU) and as chairman of the audit committee and a member of the compensation committee from April 2017 until its dissolution in April 2019. He is a former chairman of the board of directors of American Red Cross Chapters in the Tulsa, Oklahoma and San Antonio, Texas areas. Mr. Gannon received a bachelor’s degree in Accounting from Loyola Marymount University and is a Certified Public Accountant licensed in California (inactive) and Texas.

Mickey Kim has served as a director on the Board and Chairman of its conflicts committee and member of its audit committee since June 2017. Mr. Kim is a Member, Chief Operating Officer and Chief Compliance Officer of Kirr, Marbach & Company, LLC (“KM”), a registered investment adviser. Mr. Kim joined KM in 1986 and has been KM’s Chief Operating Officer since 1996 and Chief Compliance Officer since 2004. Mr. Kim has also served as Vice President, Treasurer and Secretary of Kirr, Marbach Partners Funds, Inc., a registered investment company, since 1998. Prior to his position with KM, Mr. Kim was a Senior Research Analyst at Driehaus Capital Management, a Chicago investment management firm, from 1982 to 1985. Mr. Kim has been a Chartered Financial Analyst (CFA) charterholder since 1985 and passed the Certified Public Accountant examination in 1980. He holds a bachelor’s degree in Accounting from the University of Illinois (1980) and a Masters’ degree in Business Administration from the University of Chicago (1982).

Keenan D. Lynch was appointed director on the Board and Corporate Secretary of the General Partner, effective November 19, 2019 and General Counsel, effective February 24, 2020. Since 2017, he has served as Vice President and General Counsel of DMI, a diversified portfolio of companies operating in the wholesale and retail gasoline, real estate and investing industries. Before joining DMI, he was an associate at Skadden, Arps, Slate, Meagher & Flom LLP. He holds a Bachelor of Arts from Villanova University and a Juris Doctor from the University of Pennsylvania Law School, and an L.L.M. in Taxation from the Villanova University Charles Widger School of Law.

Charles M. Nifong, Jr. was appointed President and Chief Executive Officer of the General Partner, effective November 19, 2019. Prior to assuming his current position, Mr. Nifong was the President of Dunne Manning Stores, Inc., a convenience store operator and wholesale fuel provider. Mr. Nifong served as the Chief Investment Officer and Vice president of Finance for the Partnership from 2013 through 2015. Before joining the Partnership, Mr. Nifong worked for more than nine years in investment banking as a Director at Bank of America Merrill Lynch where he worked on an extensive range of capital markets and mergers and acquisitions advisory assignments. Prior to his career in investment banking, Mr. Nifong served as a Captain in the United States Army in armor and reconnaissance units. Mr. Nifong holds a Bachelor of Chemical Engineering with Highest Honor from the Georgia Institute of Technology and Master of Business Administration from the University of Virginia.

Maura Topper was appointed Director of the Board effective November 19, 2019. She is currently Vice President and Chief Financial Officer of DMI, a diversified portfolio of companies operating in the wholesale and retail gasoline, real estate and investing industries. Prior to joining Dunne Manning in 2014, Ms. Topper graduated from the Masters’ of Business Administration program at Columbia Business School. Prior to that, she served as a Marketing Account Executive at MSG Promotions, Inc. and a senior accountant in the audit practice of Deloitte & Touche LLP in New York. Ms. Topper graduated from Villanova University in 2008 with a Bachelor of Science degree in Accounting and a Bachelor of Science in Business (Finance). From 2012 to 2014, she served as a director on the Board.

Kenneth G. Valosky was appointed director on the Board and a member of its audit committee and conflicts committee effective November 19, 2019. He is Executive Vice President of Villanova University. He joined Villanova University in 2000 as the Chief Financial Officer and has served as its Vice President for Finance, Acting Senior Vice President for Administration and Vice President for Administration and Finance before assuming his current role in 2014. He previously held several senior financial positions at Thomas Jefferson University prior to joining the University in 2000. These positions included Director of Internal Audit and Controller. He began his career as a public accountant with Touche Ross & Co. (a predecessor to Deloitte). Mr. Valosky also served as a trustee and chair of the Stewardship Committee of the Mercy Health System of Southeastern Pennsylvania, trustee and chair of the Finance Committee of Merion Mercy Academy and as a member of the Auditing and Accounting Committee of the Archdiocese of Philadelphia. He received a B.S. in Accountancy, cum laude from Villanova University and an M.S. in Organizational Dynamics from the University of Pennsylvania. He is a Certified Public Accountant, inactive status in the Commonwealth of Pennsylvania.

Jonathan E. Benfield was appointed Interim Chief Financial Officer of the General Partner effective November 19, 2019. Mr. Benfield has over 20 years of public and corporate accounting experience and has served in a variety of roles since joining CrossAmerica in 2012, most recently as Director of Finance. Before joining CrossAmerica, Mr. Benfield worked for four years at PPL Corporation, most recently as Manager of Financial Reporting. He also worked for nine years at Ernst & Young, most recently as Senior Manager in the audit practice. He served on the Board of Trustees of Bally Savings Bank from 2004 to 2012, including as chairman of the board from 2009 to 2012. Mr. Benfield is a Certified Public Accountant and holds a bachelor’s degree in Accounting and Finance from Kutztown University.

David F. Hrinak was appointed Vice President of Operations of the General Partner effective November 19, 2019. Mr. Hrinak previously served as Executive Vice President and Chief Operating Officer of the General Partner from 2014 until June 2017 and served as President of the General Partner from May 2012 to October 2014. He previously served as an officer of DMI from 2005 until the founding of the General Partner and was DMI’s President from September 2010 until May 2012. Mr. Hrinak has more than 36 years of experience in the wholesale and retail fuel distribution business. Prior to joining DMI, Mr. Hrinak was the Branded Wholesale Manager at ConocoPhillips.

Family Relationships

Mr. Topper, Chairman of the Board, is the father of Ms. Topper, a director of our General Partner, and the father-in-law of Mr. Lynch, a director of our General Partner and Corporate Secretary, and Ms. Topper is the sister-in-law of Mr. Lynch. There are no other family relationships between any of the directors or executive officers of the Partnership.

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

The Board has determined Messrs. Kim, Gannon and Valosky to be independent as defined under the independence standards established by the NYSE and the Exchange Act. These directors, whom we refer to as independent directors, are not officers or employees of our General Partner or its affiliates and have been determined by the Board to be otherwise independent of the Topper Group and its affiliates.

In connection with the change in control effective November 19, 2019, Jean Bernier, Timothy A. Miller, Claude Tessier and Gerardo Valencia, each of whom is a current or retired employee of Couche-Tard, resigned from the Board of the Partnership. Mr. Valencia also resigned as a member of the Board of each subsidiary of the Partnership. The Board had previously determined that former directors Messrs. Bernier, Miller, Tessier and Valencia were not independent because of their current or former employment with Couche-Tard.

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

Committees of the Board

The Board has an audit committee and a conflicts committee. The charter for each of the committees can be found in its entirety on the Partnership’s website at www.crossamericapartners.com under the “Corporate Governance” tab in the “Investors” section. As a limited partnership, we are not required by NYSE rules to have a compensation committee or a nominating and corporate governance committee. During 2019, the Board held six meetings before the GP Purchase (Pre-Acquisition”) and two meetings after the GP Purchase (“Post-Acquisition”). Pre-Acquisition seven directors attended all six of the Board meetings with one director attending five and Post-Acquisition each director attended 100% of the Board meetings. Pre-Acquisition two committee members attended 100% of the meetings with one member only attending meetings held in the first three quarters of 2019. Post-Acquisition all committee members attended 100% of the committee meetings while he was a director.

Audit Committee

Effective October 1, 2014, Messrs. Gannon and Reilly have served as members of the audit committee and, on June 28, 2017, Mr. Kim was appointed as member of the audit committee. Effective November 18, 2019, Mr. Reilly resigned from the audit committee and Mr. Valosky was appointed as a member. Mr. Gannon serves as chair. The audit committee is comprised entirely of directors who meet the financial literacy standards of the NYSE and the Exchange Act. The rules and regulations established by the NYSE and the Exchange Act also generally require that our audit committee consist entirely of independent directors. The Board has determined that Messrs. Gannon, Kim and Valosky meet the independence standards required of audit committee members by the NYSE and the Exchange Act and they meet the financial literacy standards of directors who serve on the audit committee, and Mr. Gannon is an “audit committee financial expert” as defined by SEC rules. The audit committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements, Partnership policies and controls, the independent auditor’s qualifications and independence, the performance of the Partnership’s internal audit function and risk assessment and risk management. The audit committee has sole authority with respect to the appointment, retention, compensation, evaluation, oversight of the work and termination of our independent auditors and has the authority to obtain advice and assistance from outside legal, accounting or other advisors as the audit committee deems necessary to carry out its duties and receives appropriate funding, as determined by the audit committee, from the Partnership for such advice and assistance. In 2019, the audit committee held 4 meetings Pre-Acquisition.

Conflicts Committee

Effective October 1, 2014, Messrs. Gannon and Reilly have served as members of the conflicts committee, and, on June 28, 2017, Mr. Kim was appointed as chair and member of the conflicts committee. Effective November 18, 2019, Mr. Reilly resigned from the audit committee and Mr. Valosky was appointed as a member. Pursuant to our Partnership Agreement, the members of the conflicts committee may not be officers or employees of our General Partner or directors, officers or employees of its affiliates, must not be holders of any ownership interest in the General Partner or any of its affiliates, other than Partnership units, that is determined by the Board of Directors, after reasonable inquiry, to be likely to have an adverse impact on the ability of such director to fulfill his or her obligations as a member of the conflicts committee, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. The Board has determined that Messrs. Kim, Gannon and Valosky qualify to serve on the conflicts committee. The conflicts committee is responsible for reviewing specific matters that the Board believes may involve conflicts of interest between the General Partner and its affiliates and the Partnership. The conflicts committee determines if the resolution of such conflict is fair and reasonable to the Partnership. In 2019, the conflicts committee held 19 meetings Pre-Acquisition and 4 meetings Post-Acquisition.

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

Code of Ethics and Business Conduct

The Board has adopted a Code of Ethics and Business Conduct that applies to directors of the General Partner and our executive officers. Our General Partner also expects all employees of the Topper Group providing services to or for the benefit of the Partnership and its operating subsidiaries to adhere to the Code of Ethics and Business Conduct. The Code of Ethics and Business Conduct can be found on CrossAmerica Partners’ website at www.crossamericapartners.com under the “Corporate Governance” tab in the “Investors” section. The Board has also adopted Corporate Governance Guidelines that outline important policies and practices regarding our governance, which can also be found in its entirety on CrossAmerica Partners’ website at www.crossamericapartners.com under the “Corporate Governance” tab in the “Investors” section. Requests for print copies of the Code of Ethics and Business Conduct and/or the Corporate Governance Guidelines may be directed to Investor Relations at info@crossamericapartners.com or to Investor Relations, CrossAmerica Partners LP, 600 Hamilton Street, Suite 500, Allentown, PA 18101 or made by telephone at (610) 625-8005. The information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Reimbursement of Expenses of Our General Partner

Except as otherwise set forth in our Circle K Omnibus Agreement, our Partnership Agreement requires us to reimburse our General Partner for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses reasonably allocable to us or otherwise incurred by our General Partner in connection with operating our business. The Partnership Agreement does not limit the amount of expenses for which our General Partner and its affiliates may be reimbursed. These expenses include (without limitation) salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. Our General Partner is entitled to determine in good faith the expenses that are allocable to us. Please read “Item 13. Certain Relationships and Related Party Transactions and Director Independence - Circle K Omnibus Agreement.”

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

We do not directly employ or compensate any of our executive officers, including our named executive officers (“NEOs”), or other employees who provide services necessary for managing our business. Under our Partnership Agreement, the General Partner manages our operations and activities on our behalf. Our General Partner also does not directly employ any of its executive officers or other employees. For our fiscal year ending December 31, 2019, certain of our executive officers, including certain of our NEOs, as more fully described below, were employed and compensated by an affiliate of Couche-Tard and its affiliates (referenced collectively as Couche-Tard in this Item 11), and during the portion of 2019 following the GP Purchase certain of our NEOs (as more fully described below) were employed and compensated by an affiliate of the Topper Group.

For 2019, the provision of management services by, and payment to, Couche-Tard for such services through the date of the GP Purchase was governed by the Circle K Omnibus Agreement and thereafter the Transitional Omnibus Agreement. All or a portion of compensation for such management services was allocated for reimbursement under the Circle K Omnibus Agreement and Transitional Omnibus Agreement, depending on the proportion of the respective NEO’s working time devoted to roles in the Partnership. Neither the Partnership nor the General Partner is obligated to pay The Topper Group for its provision of management services for the period during 2019 following the GP Purchase, but we have entered into the Topper Group Omnibus Agreement which will govern the provision of management services by, and the reimbursement of the costs thereof to, an affiliate of the Topper Group for the period beginning January 1, 2020.

Named Executive Officers

For 2019, our NEOs are:

•	Charles M. Nifong, Jr. – Mr. Nifong has served as our Chief Executive Officer and President since November 19, 2019, upon completion of the GP Purchase.
•

Jonathan E. Benfield – Mr. Benfield has served as our Interim Chief Financial Officer since November 19, 2019 upon completion of the GP Purchase. During 2019 prior to the GP Purchase, Mr. Benfield was an employee of Circle K, but he was not an executive officer. During 2019, 100% of Mr. Benfield’s working time was allocated to the Partnership through April 28, 2019 and 80% of his time was allocated to the Partnership thereafter.

•	David F. Hrinak – Mr. Hrinak has served as our Vice President of Operations since November 19, 2019, upon completion of the GP Purchase.

•

Gerardo Valencia - Mr. Valencia served as our President and Chief Executive Officer through his resignation upon completion of the GP Purchase. During 2019, 100% of Mr. Valencia’s working time was allocated to the Partnership through April 28, 2019 and 70% of his time was allocated to the Partnership thereafter through November 18, 2019.

•

Evan W. Smith - Mr. Smith served as our Vice President of Finance and Chief Financial Officer through the completion of the GP Purchase. Mr. Smith resigned as an executive officer at that time, but he continued to support the Partnership through December 31, 2019. During 2019, 100% of Mr. Smith’s working time was allocated to the Partnership through April 28, 2019 and 90% of his time was allocated to the Partnership for the remainder of the year.

•

George Wilkins – Mr. Wilkins served as our Vice President of Operations through the completion of the GP Purchase. Mr. Wilkins resigned as an executive officer at that time, but he continued to support the Partnership through December 31, 2019. During 2019, 100% of Mr. Wilkins working time was allocated to the Partnership through April 28, 2019 and 62% of his time was allocated to the Partnership for the remainder of the year.

•

Michael W. Federer – Mr. Federer served as our Senior Director Legal and Corporate Secretary through the completion of the GP Purchase. Mr. Federer resigned as an executive officer at that time, but he continued to support the Partnership through December 31, 2019. During 2019, 100% of Mr. Federer’s working time was allocated to the Partnership through April 28, 2019 and 62% of his time was allocated to the Partnership for the remainder of the year.

For purposes of the discussion below, Messrs. Nifong and Hrinak are referred to as the “DMI NEOs” and Messrs. Benfield, Valencia, Smith, Wilkins and Federer are referred to as the “Couche-Tard NEOs.”

The Partnership does not determine the compensation for its NEOs. For 2019, the compensation philosophy and practices of Couche-Tard were used to determine the compensation of the Couche-Tard NEOs and all compensation decisions were in the sole discretion of Couche-Tard. The compensation philosophy and practices of DMI were used to determine the total compensation of the DMI NEOs and all compensation decisions were in the sole discretion of DMI.

The compensation philosophies and practices of Couche-Tard insofar as they applied to the Couche-Tard NEOs during 2019 are described below in this Compensation Discussion and Analysis, and the compensation actually paid by Couche-Tard to the Couche-Tard NEOs for their services to the Partnership during 2019 is set out in the accompanying Summary Compensation Table and related compensation tables that follow this Compensation Discussion and Analysis.

The DMI NEOs devoted such portion of their working time to our affairs during 2019 after the GP Purchase as was required for the performance of their duties, whose scope was affected by the continued provision of services by some of the Couche-Tard NEOs after the GP Purchase. As a result, some portion of the working time of the DMI NEOs during 2019 after the GP Purchase was dedicated to services for DMI that were unrelated to our affairs. Because DMI compensated the DMI NEOs during 2019 based on the overall value of the various services that they performed for DMI and because, further, the amount of their compensation from DMI during 2019 did not change following the GP Purchase, we are not able to reliably segregate and identify any specific portion of the compensation awarded to them by DMI as relating solely to services performed for us. Moreover, the 2019 compensation programs of DMI were established before and not in anticipation of the GP Purchase. Accordingly, this Compensation Discussion and Analysis does not describe the compensation philosophies and practices of DMI applicable to the DMI NEOs for 2019, nor is their 2019 compensation from DMI reflected in the related compensation tables that follow. We expect that, in future years, the compensation philosophies and practices of DMI, and the amount paid by DMI to our executive officers, may be an appropriate topic for disclosure as part of our Compensation Discussion and Analysis and related executive compensation tables.

Couche-Tard Compensation

Objectives and Philosophy

The compensation philosophy of Couche-Tard is based on performance and the achievement of predetermined objectives and it is a reflection of the entrepreneurial culture of Couche-Tard, which is a culture where the financial interests of its executives are aligned with the performance of the company and the investors they represent. The compensation strategy includes variable components linked to short term, medium term and long-term performance. Couche-Tard compensation plans and programs for executives are designed to (i) recruit, develop and retain talented executives; (ii) reward exceptional performance as measured by predetermined and quantifiable objectives; (iii) establish a direct relation between the interests of the executives and those of the shareholders of Couche-Tard and the unitholders of the Partnership by favoring the creation of value in the short, medium and long term; (iv) encourage teamwork and promote company values; and (v) support the company’s business strategy. Couche-Tard’s compensation plans and programs are established based on internal principles of equity that take into consideration the role, nature and level of each of the executives as well as external principles of equity such as fair, equitable and competitive compensation terms in comparison to peers as well as those of the market in general.

Elements of Executive Compensation

The three main components of the remuneration of Couche-Tard’s executive compensation program are base salary, annual incentive plan and long-term incentive plan, as shown in the table below.

Element	Description	Objectives
Base salary	Annual compensation is based on the functional responsibilities and competences of the executives	Attract, retain and motivate executives
Annual Incentive Plan (“AIP”)	Bonus plan ranging from 40% to 60% of base salary, which payment is determined by (i) financial objectives (75%) and (ii) personal key result areas (“KRAs”) (25%)

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

Performance payouts also vary depending on the achievement of special measurable objectives that are key to the financial success of the company

Align long-term interests of executives with those of the company and its shareholders

Base Salary

The human resources department of Circle K approved the following annualized base salaries for the 2019 fiscal year:

Name	2019 Annual Base Salary
Jonathan E. Benfield	$168,910
Gerardo Valencia	283,250
Evan W. Smith	228,624
George Wilkins	218,360
Michael W. Federer	180,250

The Summary Compensation Table reflects the portion of the annualized base salary allocated to the Partnership.

Short-Term Incentive Compensation: Annual Incentive Plan

The Couche-Tard Annual Incentive Plan (“AIP”) is one of the key components of the “at-risk” compensation. The AIP is utilized to reward short-term performance achievements and to motivate and reward executives for their contributions toward meeting financial and strategic goals.

For the Couche-Tard NEOs, Couche-Tard determined to include, as part of their compensation, the 2019 AIP for the Couche-Tard fiscal year ending on April 26, 2020, including the following performance metrics:

2019 Performance Metrics	% Weight	Why Performance Metric Is Used	Payout Range
Financial objectives based on the achievement of (i) the business unit’s budgeted earnings (60%); and (ii) Couche-Tard’s budgeted net earnings (40%). If the financial objectives are met at less than 90%, no bonus is paid on the financial objectives’ component If the budgeted net earnings of Couche-Tard are attained between 90% and 100%, then Mr. Benfield can achieve earnings of 100% of base salary, Messrs. Smith and Federer can achieve earnings of 130% of base salary, and Messrs. Valencia and Wilkins can achieve earnings of 250% of base salary.	75%	The purpose of this performance metric is to motivate executives to achieve objectives with a higher degree of difficulty and thereby achieve or exceed the business plan of Couche-Tard.	0 – 250%
KRAs is a metric that includes personal objectives established at the beginning of the measurement period	25%		0 – 100%

Under the AIP, the attainment of performance metrics and the achievement factor are normally determined once the measurement period ends on April 26, 2020. As a result of the change in control triggered by the GP Purchase, however, a pro-rata portion of the bonus for the period from April 29, 2019 through December 31, 2019, became payable at 100% performance and was paid in January 2020. The bonus for the remaining portion of the bonus period will be paid in 2020 after the end of the performance period.

Name	2019 Annual Base Salary(1)	Target AIP as a % of Base Salary	AIP Target at 100%
Jonathan E. Benfield	$168,910	20%	$33,782
Gerardo Valencia	283,250	60%	169,950
Evan W. Smith	228,624	40%	91,450
George Wilkins	218,360	50%	109,180
Michael W. Federer	180,250	25%	45,063

(1)	The amount shown represents annualized base salary, not the portion allocated to the Partnership.

Long-Term Incentive Compensation: Couche-Tard Equity Awards and CrossAmerica Equity Awards

Grants of Couche-Tard Equity Awards

In 2019, the Couche-Tard NEOs received grants of Phantom Stock Units (“Couche-Tard PSUs”), which were granted as a percentage of base salary considering the position held by the executive. Couche-Tard PSUs vest in three years from the grant date and are payable in cash upon vesting. The Couche-Tard PSU payment is subject to two objectives, one related to employment service (35%) and the other based on Couche-Tard’s performance (65%). The performance objectives are determined at the time of the Couche-Tard PSU grant. The performance objectives are based on financial and competitive components. The degree of difficulty in the nature of these performance objectives is such that their attainment is not guaranteed. The Couche-Tard PSU grant price and payment price, as established, may not be less than the weighted average closing price for a board lot of the Couche-Tard Subordinate Voting Shares traded on the Toronto Stock Exchange for the five trading days preceding the date of grant or date of payment, as the case may be. No portion of the Couche-Tard PSU awards were allocated to the Partnership under either the Circle K Omnibus Agreement or the Transitional Omnibus Agreement.

Grants of CrossAmerica Equity Awards

In 2019, 11,565 CrossAmerica equity awards were granted to executive officers in the form of Phantom Performance Units (“CrossAmerica PSUs”) and 16,440 CrossAmerica equity awards were granted to non-employee directors in the form of phantom units for their service to the Board. All outstanding units fully vested at 100% as of November 19, 2019 under the terms of the applicable plan upon the GP Purchase, which constituted a “change in control” for purposes of the awards.

Other Benefits

Messrs. Valencia, Smith and Wilkins were eligible to participate in the Couche-Tard executive retirement plan, a non-qualified plan that provides an annual company contribution equivalent to 8% of the executive base salary into a defined contribution plan. Messrs. Benfield and Federer were also eligible to participate with a 100% employer match of employee contributions up to 7% of base salary. Messrs. Valencia, Smith and Wilkins were eligible to receive the same benefits as those generally available to Circle K executives, including a company vehicle, as well as other Circle K subsidized and voluntary benefit programs, including medical, dental, vision, life and disability insurance and financial planning.

Other Compensation Policies and Practices

Insider Trading Policy

We maintain an insider trading policy (the “Insider Trading Policy”) that governs trading in our units by members of the Board and executive officers of the General Partner and the Topper Group, as well as certain other employees who may have regular access to material non-public information about us. These policies include pre-clearance requirements for all trades and periodic trading “black-out” periods designed with reference to our quarterly financial reporting schedule.

Restrictions on Hedging, Pledging and Other Transactions

Our Insider Trading Policy prohibits “Covered Persons” from (a) speculative transactions such as short sales, puts, calls or other similar derivative transactions, hedging or monetization transactions with respect to Partnership securities; (b) holding securities of the Partnership in a margin account; and (c) pledging Partnership securities as collateral for loans. For purposes of the Insider Trading Policy, Covered Persons are directors of the Partnership and our General Partner, executive officers of the Partnership or DMI or their affiliates, including our General Partner and those employees who have, or have access to, certain financial information regarding the Partnership and are designated as Covered Persons (and in each case their family members and controlled entities within the meaning of the Insider Trading Policy). Transactions that are otherwise prohibited by our Insider Trading Policy may be approved by the Corporate Secretary of the General Partner, as the compliance officer of our Insider Trading Policy. Compliance with these policies is monitored by the Board. A copy of our Insider Trading Policy is available in its entirety on the CrossAmerica Partners’ website at www.crossamericapartners.com under the “Corporate Governance” tab in the “Investors” section.

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

Impact of Regulatory Requirements

Internal Revenue Code—We believe we are a limited partnership and not a corporation for U.S. federal income tax purposes. It is not entirely clear whether the compensation paid to the NEOs is subject to the deduction limitations under Section 162(m) of the Internal Revenue Code. If we are required to be treated as a corporation for U.S. federal income tax purposes, however, the limitations of Section 162(m) would apply in any event, compensation decisions in respect of the NEOs will be made in a manner designed to best incentivize appropriate performance.

Non-Qualified Deferred Compensation—Certain payments under the Partnership’s Executive Income Continuity Plan (the “EICP”) may be subject to the tax rules applicable to non-qualified deferred compensation arrangements of the American Jobs Creation Act of 2004.

Accounting for Stock-Based Compensation—We account for stock-based compensation in accordance with the requirements of ASC 718 for all of our stock-based compensation plans. See Note 18 to the financial statements for a discussion of all assumptions made in the calculation of stock awards to our NEOs.

Risk Assessment

The Couche-Tard HR Committee oversees the risk assessment of the compensation programs, policies and practices for all employees. A discussion of this risk assessment is included in Couche-Tard’s Compensation Discussion and Analysis in Part III of Couche-Tard’s Management Proxy Circular disclosed on July 9, 2019, which is available on the Investors Relations section of the Couche-Tard website at https://corpo.couche-tard.com. An affiliate of the Topper Group will oversee the risk assessment of the compensation programs, policies and practices for all employees in 2020.

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

Members of the Board:
Joseph V. Topper, Jr.
John B. Reilly, III
Justin A. Gannon
Mickey Kim
Keenan D. Lynch
Charles M. Nifong, Jr.
Maura Topper
Kenneth G. Valosky

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

Summary Compensation Table

The following table sets forth certain information with respect to compensation of our Couche-Tard NEOs. Except for the management fee we paid to Couche-Tard under the Circle K Omnibus Agreement and the Transitional Omnibus Agreement, we did not pay or reimburse any cash compensation amounts to or for our Couche-Tard NEOs in 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)(3)	Options Awards ($) (2)(4)	Non-Equity Incentive Plan Compensation ($) (5)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (6)(7)	All Other Compensation ($) (8)	Total ($) (9)(10)
Jonathan E. Benfield, Interim Chief	2019	145,864	8,636	5,270	—	28,263	11,143	10,530	209,706
Financial Officer
Gerardo Valencia,	2019	201,922	—	85,022	—	134,562	3,069	16,236	440,811
Former President and Chief	2018	230,547	75,000	82,500	—	27,500	(1,279)	16,832	431,100
Executive Officer
Evan W. Smith,	2019	213,027	—	45,773	—	91,664	20,877	263,057	634,398
Former Vice President of Finance	2018	221,965	—	44,393	—	72,097	(5,691)	298,906	631,670
and Chief Financial Officer	2017	114,935	—	113,508	—	—	—	251,789	480,232
George Wilkins,	2019	163,114	—	49,136	—	66,259	7,937	13,768	300,214
Former Vice President of	2018	206,000	—	46,350	—	83,833	(2,770)	37,874	371,287
Operations
Michael W. Federer,	2019	133,523	—	13,551	—	15,272	—	11,196	173,542
Former Sr. Director Legal and
General Counsel
(1)	For Mr. Benfield, the amount represents a spot bonus. For Mr. Valencia, the amount represents a sign on bonus.
(2)

The amounts shown represent the grant fair value of awards for each of the years shown computed in accordance with ASC 718, Compensation-Stock Compensation. See Note 18 to the financial statements for a discussion of all assumptions made in the calculation of this amount.

(3)	See the Grants of Plan-Based Awards table for more information regarding CrossAmerica PSUs awarded in 2019.
(4)	There were no stock options granted to Couche-Tard NEOs in 2017, 2018 or 2019.
(5)

The amounts in this column represent cash payment earned under the 2017 CST short-term incentive plans and the 2018 and 2019 AIP short-term incentive plan. Amounts received for the 2018 and 2019 AIP short-term incentive plan reflect net earnings of the Plan that were allocated to the Partnership under the Circle K Omnibus Agreement and the Transitional Omnibus Agreement.

(6)	The amounts in this column represent the change in value in the Excess Savings Plan for 2017. See the Non-Qualified Deferred Compensation table for additional information for 2018 and 2019.
(7)	The General Partner does not sponsor any pension benefit plans and none of our NEOs participate in such a plan.

(8)	The amounts listed as “All Other Compensation” for 2019 are composed of these items:

All Other Compensation	Benfield	Valencia	Smith(11)	Wilkins	Federer
Circle K special consideration payment	$—	$—	$245,928	$—	$—
Circle K Deferred Compensation Plan matching contribution	10,293	15,909	16,784	11,494	—
Executive health reimbursement	—	—	—	2,034	—
Moving expenses	—	—	—	—	10,980
Premiums for group-term life insurance	237	327	345	240	216
Total All Other Compensation	$10,530	$16,236	$263,057	$13,768	$11,196

(9)	Represents amounts allocated to the Partnership under the Circle K Omnibus Agreement and the Transitional Omnibus Agreement.
(10)

Total compensation for 2019 does not include the Couche-Tard PSU awards received by Messrs. Benfield, Valencia, Smith, Wilkins and Federer in the amounts of 5,268, 84,975, 45,725, 49,131 and 13,519 respectively as these amounts were not allocated to the Partnership under the Circle K Omnibus Agreement.

(11)	This Retention Bonus amount for Mr. Smith represents payment of the final installment in July 2019 of a retention bonus awarded to Mr. Smith in connection with the CST Merger.

Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards to our Couche-Tard NEOs during 2019. All equity awards shown were in the form of CrossAmerica Phantom Performance Units.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	(#)	(#)	($/Sh)	($) (1)
Jonathan E. Benfield
CAPL LTI Plan (2)	7/18/19	—	—	—	110	315	315	—	—	—	5,270
ACT AIP (3)		8,446	33,782	33,782	—	—	—	—	—	—	—
Gerardo Valencia
CAPL LTI Plan (2)	7/18/19	—	—	—	1,779	5,082	5,082	—	—	—	85,022
ACT AIP (3)		42,490	169,960	424,900	—	—	—	—	—	—	—
Evan W. Smith
CAPL LTI Plan (2)	7/18/19	—	—	—	958	2,736	2,736	—	—	—	45,773
ACT AIP (3)		22,863	91,450	118,885	—	—	—	—	—	—	—
George Wilkins
CAPL LTI Plan (2)	7/18/19	—	—	—	1,028	2,937	2,937	—	—	—	49,136
ACT AIP (3)		27,295	109,180	272,950	—	—	—	—	—	—	—
Michael W. Federer
CAPL LTI Plan (2)	7/18/19	—	—	—	284	810	810	—	—	—	13,551
ACT AIP (3)		11,266	45,063	58,582	—	—	—	—	—	—	—

(1)

The amounts shown represent the grant date fair value of awards for each of the years shown computed in accordance with ASC 718, Compensation-Stock Compensation. See Note 18 to the financial statements for a discussion of all assumptions made in the calculation of this amount.

(2)

Represents an award of CrossAmerica’s PSUs under the CrossAmerica long-term incentive plan. Of this award, 35% of the CrossAmerica PSUs are subject to service-based restrictions until July 19, 2022 and 65% vest in full three years from the date of grant based on the achievement of certain performance goals. The threshold amount represents the service-based portion of the award, which will vest without regard to company performance if the executive remains employed over the vesting term. All outstanding performance units fully vested at 100% as of November 19, 2019 under the terms of the awards and underlying plan applicable upon a change in control.

(3)	The amounts in these rows represent the potential payouts under the Couche-Tard AIP, which will be earned based on performance for the Couche-Tard 2020 fiscal year.

Outstanding Equity Awards at Year End

All equity awards held by our Couche-Tard NEOs in respect of Partnership service vested upon consummation of the GP Purchase and accordingly no such awards were outstanding at December 31, 2019.

Option Exercises and Equity Vested

The following table sets forth information regarding vesting during 2019 of equity awards held by our Couche-Tard NEOs in respect of Partnership service.

	Stock Awards
Name	Number of Shares or Units of Stock Acquired on Vesting (#)		Value Realized on Vesting ($)
Jonathan E. Benfield	315	(1)	$5,434
	173	(3)	8,396
Gerardo Valencia	5,082	(1)	87,665
	4,677	(2)	80,678
Evan W. Smith	2,736	(1)	47,196
	2,517	(2)	43,418
	1,054	(4)	51,151
George Wilkins	2,937	(1)	50,663
	2,628	(2)	45,333
	883	(5)	42,852
Michael W. Federer	810	(1)	13,973
	754	(2)	13,007

(1)	Represents an amount that includes a full vest of an award of Partnership phantom performance units received on July 18, 2019. All outstanding units vested on November 19, 2019 upon change in control.
(2)

Represents an amount that includes a full vest of an award of Partnership phantom performance units received on August 9, 2018. All outstanding units vested on November 19, 2019 upon change in control.

(3)

Represents an amount that includes one third of a Restricted Stock Unit award granted by CST before the closing of the CST Merger (a “CST RSU”), that was converted into a right to receive a cash payment subject to the same vesting terms and payment schedule as those set forth in the original CST RSU award agreement. Such amount vested on February 16, 2019, representing 173 shares of CST common stock.

(4)

Represents an amount that includes one third of a CST RSU award granted by CST before the closing of the CST Merger, that was converted into a right to receive a cash payment subject to the same vesting terms and payment schedule as those set forth in the original CST RSU award agreement, vested on February 16, 2019, representing 1,054 shares of CST common stock.

(5)

Represents an amount that includes one third of a CST RSU award granted by CST before the closing of the CST Merger, that was converted into the right to receive a cash payment subject to the same vesting terms and payment schedule as those set forth in the original CST RSU award agreement, vested on February 16, 2019, representing 883 shares of CST common stock.

Non-Qualified Deferred Compensation

For the fiscal year ended December 31, 2019, Messrs. Valencia, Smith and Wilkins were participants of the Couche-Tard Nonqualified Deferred Compensation Plan (NQP), a non-qualified plan that provides an annual company contribution equivalent to 8% of the executive base salary into a defined contribution account. Messrs. Benfield and Federer were also eligible to participate with a 100% employer match of employee contributions up to 7% of base salary. All contributions to the NQP vest immediately. As applicable, the amounts shown as contributions are reflected in the Summary Compensation Table above, and the amounts shown in the aggregate balance column previously were reported as compensation of the NEO in a summary compensation table for any year for which the NEO was included in that table. Amounts shown below are total contributions and earnings.

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate Earning in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
Jonathan E. Benfield	29,944	11,645	12,903	—	54,492
Gerardo Valencia	—	22,317	5,062	—	27,379
Evan W. Smith	96,245	18,013	22,406	—	136,664
George Wilkins	46,452	16,955	11,708	—	75,115

Potential Payments upon Termination or Change in Control

Our executive officers may be entitled to certain payments upon termination of their employment under certain circumstances, in each case, as more fully described below. Any such payments that are to be made in cash will be subject to reimbursement under the Topper Group Omnibus Agreement.

Executive Income Continuity Plan

The Partnership adopted the EICP on May 28, 2014 for all persons who are designated as executive officers of the General Partner by resolution of the Board and any persons who provide management services to the Partnership and are designated as plan participants by the Board (each a “Participant”).

Under the EICP, if a Participant is terminated from providing management services to the Partnership or the General Partner other than due to death, disability, retirement, cause or voluntary resignation (other than for good reason (as defined in the EICP)) (a “Termination”), then such Participant is entitled to receive a severance payment, paid in 12 equal monthly installments, equal to the sum of (i) the Participant’s annual salary as of the date of Termination, plus (ii) the amount of the Participant’s annual target bonus under the applicable annual incentive compensation plan in place at the time the Termination occurs (the sum of (i) and (ii), the “Compensation Amount”). In addition, the Participant (and his dependents, as applicable) will receive the continuation of their medical, dental and other benefits for a period of one year from the date of Termination, all unvested awards under the Partnership’s Plan held by such Participant shall vest immediately upon Termination and the Participant will be entitled to be reimbursed for outplacement services for one year subsequent to the Termination, and, in certain circumstances, reimbursement of relocation expenses and legal fees and expenses. If the Termination of a Participant occurs in connection with, or within 24 months after, a change in control of the Partnership, then the Participant will receive a severance payment, paid in a single lump sum in cash, equal to 2.99 times the Compensation Amount.

Therefore, the table below estimates the amount of compensation and benefits to be provided to each of our Couche-Tard NEOs in the event of Termination of such Couche-Tard NEO’s employment under certain circumstances, pursuant to the current terms of the EICP. These amounts are estimates of the amounts that would have been paid or provided to our Couche-Tard NEOs upon Termination of employment or a change in control had the Termination occurred on December 31, 2019. The actual amounts could only have been determined at the time of such Couche-Tard NEO’s separation from Couche-Tard. Accordingly, if Termination had taken place prior to December 31, 2019, the amounts payable with respect to the short-term incentive program would have been reduced to reflect the pro rata portion of the Couche-Tard NEO’s annual target short-term incentive award.

In addition, the Participants would have been entitled to the immediate vest of any outstanding CrossAmerica PSUs, but upon change in control all outstanding CrossAmerica PSUs vested.

Name	Severance Benefit	Termination by the Company Without Cause (other than for Good Reason) not in Connection with a Change of Control ($)		Termination by the Company for Good Reason or Without Cause in Connection with a Change of Control ($)
Jonathan E. Benfield	Separation Payment	$202,692	(1)	$606,049	(2)
	Long-Term Incentive Plan	8,396	(3)	5,434	(3)
Gerardo Valencia	Separation Payment	453,200	(1)	1,355,068	(2)
	Health Benefits	18,597	(4)	55,791	(5)
Evan W. Smith	Separation Payment	237,769	(1)	710,929	(2)
	Long-Term Incentive Plan	51,151	(3)	141,765	(3)
	Health Benefits	11,110	(4)	33,330	(5)
George Wilkins	Separation Payment	327,540	(1)	979,345	(2)
	Long-Term Incentive Plan	42,852	(3)	138,848	(3)
	Health Benefits	18,597	(4)	55,791	(5)
Michael W. Federer	Separation Payment	225,313	(1)	673,686	(2)

(1)	Represents 100% of the executive officer's annual base salary and target short-term incentive in effect at December 31, 2019, as provided for in the EICP.

(2)	Represents 299% of the executive officer's annual base salary and target short-term incentive in effect at December 31, 2019, as provided for in the EICP.
(3)

Amounts include remaining one-third of CST RSUs that were converted into the right to receive a cash payment equal to $8,396, $51,151 and $42,852 for Messrs. Benfield, Smith and Wilkins, respectively. Such awards remained subject to the same vesting terms and payment schedule as those set forth in the original CST RSU award agreement; such award will vest in full upon an involuntary termination of employment without cause, or termination for “Good Reason,” or termination due to death, “Disability” or “Retirement.”

(4)	Represents estimated payments for continued coverage under current health plans for up to one year, as provided for in the EICP.
(5)	Represents estimated payments for continued coverage under current health plans for up to three years, as provided for in the EICP.

Messrs. Valencia, Smith, Wilkins and Federer waived their rights to EICP benefits upon the change in control that occurred on November 19, 2019, and they are no longer participants under the Plan.

Principal Executive Officer Pay Ratio

We are providing the following information about the relationship of the annual total compensation of individuals providing services in respect to the Partnership and the annual total compensation of Gerardo Valencia, our former Principal Executive Officer (our “PEO”):

For the year ended December 31, 2019:

▪	the median of the annual total compensation of all individuals providing services in respect of the Partnership (other than our PEO) was $73,142; and
▪	the annual total compensation of our PEO was $548,870.

Based on this information for 2019, we have determined that the ratio of our PEO’s annual total compensation to the annual total compensation of our median employee was 8:1. Our pay ratio figure was calculated in a manner consistent with Item 40(u of Regulation S-K.

Since Mr. Valencia resigned as our PEO effective November 18, 2019, in determining his annual total compensation as PEO for 2019, the Partnership is permitted to annualize Mr. Valencia’s compensation based on the time he served as PEO in 2019. Consequently, Mr. Valencia’s total compensation for the period he served as PEO has been annualized to determine his annual total compensation shown above. As a result, Mr. Valencia’s total compensation for 2019 for purposes of the pay ratio disclosed in this section is different than the amount reflected as his annual total compensation set forth in the Summary Compensation Table above. The total annual compensation includes Mr. Valencia’s annualized salary as well as the other components listed in the summary compensation table, which were not annualized.

As of October 30, 2019, there were 74 employees of Circle K who provided substantial management services to us. As discussed in this Form 10-K, our PEO is an employee of Circle K, but we are including his annual total compensation in the determination of the PEO pay ratio, as required under SEC rules.

The date we used to identify our median employee changed from October 5, 2018 last year to October 30, 2019 this year to accommodate pay period reporting.

We identified our median employee based on the aggregate salary actually paid during 2019 to these 74 employees.

For purposes of determining aggregate salary, we included the amount of base salary and overtime the employee received during the year and all other pay elements related to base salary including, but not limited to, holiday pay, vacation pay and other paid time off, if any. Aggregate salary amounts did not include any cash bonuses, commissions or other compensation. In making this determination, we annualized these compensation measures for all full-time and part-time permanent employees who were hired in 2019 but were not employed by us for the entire year ended December 31, 2019.

Once we identified our median employee, we then determined that employee’s annual total compensation, including any perquisites and other benefits, in the same manner that we determine the annual total compensation of our Couche-Tard NEOs for purposes of the Summary Compensation Table disclosed above. The annual total compensation of our median employee was determined to be $73,142. This annual total compensation amount for our median employee was then compared to the annualized total compensation of our former PEO for 2019 of $548,870. The elements included in the PEO’s annual total compensation are fully discussed above in the footnotes to the Summary Compensation Table.

Director Compensation

Overview

Set out below is a discussion of compensation paid for 2019 to individuals who served as non-employee members of our Board during any portion of 2019. Board members who were employees providing services in respect of the Partnership did not receive any separate compensation for their Board service.

Director Compensation for 2019

Pre- and Post-GP Purchase, each non-employee director received cash compensation of $45,000 per year (paid on a quarterly basis). The chairman of each of the audit committee and conflicts committee received additional cash compensation of $10,000 for 2019 (paid on a quarterly basis). In addition, each non-employee director received $1,000 per each Board meeting attended or $500 per each Committee meeting attended.

Pre-GP Purchase, on July 18, 2019, Messrs. Reilly, Topper, Kim, Bernier and Gannon received an award of 3,288 Partnership phantom units in an amount equal to $55,000 based on the closing price of the Partnership’s common units on the date of grant as compensation for their service from June 28, 2019 until June 27, 2020. Such phantom units vest one year from date of award and include the payment made by the Partnership of distribution equivalent rights equal to the amount of distributions authorized to be paid to holders of common units of the Partnership. The units fully vested upon the GP Purchase.

Post-GP Purchase, on November 19, 2019, Mr. Valosky received an award of 2,041 Partnership phantom units in an amount equal to $36,165 based on the closing price of the Partnership’s common units on the date of grant as compensation for his service from November 19, 2019 until June 27, 2020. Such phantom units vest one year from date of award and will vest on July 18, 2020, subject to continued service, and include the payment of distribution equivalent rights equal to the amount of distributions authorized to be paid to holders of common units of the Partnership.

Our directors are reimbursed for all out-of-pocket expenses in connection with attending meetings of the Board or its committees. To the extent permitted under Delaware law, each director is fully indemnified by us for actions associated with being a director.

The following table provides the compensation amounts for each of our non-employee directors for 2019.

Directors	Fees Earned or Paid in Cash ($) (1)	Stock or Unit Awards and Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Joseph V. Topper, Jr. (3)	53,000	55,000	—	108,000
John B. Reilly III (3)	61,000	55,000	—	116,000
Justin A. Gannon (3)(5)	76,500	55,000	—	131,500
Mickey Kim (3)(5)	76,500	55,000	—	131,500
Kenneth D. Valosky (4)	8,758	36,165	—	44,923
Former Directors
Jean Bernier (8)	45,728	55,000	—	100,728

(1)

Non-employee directors received a cash retainer of $45,000 (paid quarterly) and an additional $10,000 for chairs of the Committees. In addition, each non-employee director received $1,000 per each Board meeting attended and $500 per each Committee meeting attended.

(2)

Under the Plan, the directors will have the ability to elect to receive either phantom units or profits interests in respect of the Partnership. No directors made such an election in 2019. Phantom units and profits interests can be converted to common units or cash, at the discretion of the Board.

(3)

As part of the compensation to non-employee directors for the period June 28, 2019 to June 27, 2020, each of Messrs. Bernier, Gannon, Kim, Reilly and Topper received an equity grant of 3,288 phantom units of the Partnership based upon a fair market value of $16.73 per unit, which was the NYSE closing price of our common units on July 17, 2019. Each of these phantom units fully vested upon the GP Purchase. These phantom unit awards were accompanied by tandem distribution equivalent rights that entitled the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of Partnership common units.

(4)

As part of the compensation to non-employee directors the period November 19, 2019 to June 27, 2020, Mr. Valosky received an equity award of 2,041 phantom units of the Partnership based upon a fair market value of $17.72 per unit, which was the NYSE closing price of our common units on December 5, 2019. These phantom units will vest in one installment on July 18, 2020, subject to continued service. These phantom unit awards were accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of the Partnership common units.

(5)	Messrs. Kim and Gannon received additional cash compensation of $10,000 per year for their service as chairman of the conflicts committee and audit committee, respectively.
(6)	Mr. Bernier was a non-employee director until change in control.

Compensation Committee Interlocks and Insider Participation

None of the directors or executive officers of our General Partner served as members of the compensation committee of another entity that has or had an executive officer who served as a member of our Board during 2019. We do not have a separate compensation committee. Decisions regarding the compensation of our Couche-Tard NEOs for 2019 were made, as applicable, by Couche-Tard as the owner of our General Partner prior to the GP Purchase.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

As of February 21, 2020, the following table sets forth the beneficial ownership of our common units of:

•	Each person known by us to be a beneficial owner of more than 5% of our outstanding common units;
•	Each NEO and director of the Board; and
•	All of the executive officers and directors of the Board, as a group.

	Beneficial Ownership of Common Units
Name of Beneficial Owner	Number of		Percent of
Greater than 5% Stockholders**	Units		Class
Goldman Sachs Asset Management	1,709,105	(1)	4.6%
Invesco	5,941,600	(2)	16.0%
Patricia Dunne Topper Trust	15,253,935	(3)	41.2%
Dunne Manning Inc.	3,782,216	(4)	10.2%
Energy Realty Partners, LLC	1,854,943	(5)	5.0%
DM Partners Management Co LLC	10,013,894	(6)	27.0%
Dunne Manning Partners LLC	10,013,804	(7)	27.0%
Dunne Manning CAP Holdings I LLC	7,486,131	(8)	20.2%
Dunne Manning CAP Holdings II LLC	2,528,673	(9)	6.8%
Directors
Joseph V. Topper, Jr.	17,666,860	(10)	47.7%
John B. Reilly, III	950,875	(11)	2.6%
Justin A. Gannon	17,465		*
Mickey Kim	8,531		*
Keenan D. Lynch	153	(12)	*
Charles M. Nifong, Jr.	10,327		*
Maura Topper	3,706		*
Kenneth G. Valosky	—		*
Named Executive Officers	—		*
Jonathan E. Benfield	3,365		*
David F. Hrinak	40,000		*
Directors and executive officers as a group (10 persons)**	18,701,282		50.5%

*	The percentage of common units beneficially owned does not exceed one percent of the common units outstanding
**

The address for each of our officers and directors listed below is 600 Hamilton Street, Suite 500 Allentown, PA 18101. The address for the entities listed under “greater than 5% Stockholders” other than Goldman Sachs Asset Management and Invesco is 645 Hamilton St., Suite 500, Allentown, PA 18101.

(1)

Goldman Sachs Asset Management has (i) sole power to vote 1,709,105 common units and (ii) sole power to dispose of 1,709,105 common units, based on its Schedule 13G filed as of January 31,2020. The address for Goldman Sachs Asset Management is 200 West Street, New York, NY 10282.

(2)

Invesco has (i) sole power to vote 5,941,600 common units and (ii) sole power to dispose of 5,941600 common units, based on its Schedule 13G filed as of February 14, 2020. The address for Invesco is 1555 Peachtree Pointee, N.E., Suite 1800, Atlanta, GA 30309.

(3)

68,972 common units are held directly by the Patricia Dunne Topper Trust for the Family of Joseph V. Topper, Jr. (the "Trust"). The Trust is controlled by Mr. Topper, the Chairman of the Board of the General Partner (see Note 13 to the financial statements). Includes 40,099 units pledged to secure certain indebtedness. The Trust indirectly beneficially owns common units as follows: 1,651,197 of the common units listed here are owned directly by several entities that are controlled by the Trust as follows: 133,000 common units held by ERNJ, LLC (100% owned by the Trust, which is controlled by Mr. Topper). All such units are pledged to secure certain indebtedness and the remaining units are directly owned by Dunne Manning, Inc., Energy Realty Partners, LLC, Dunne Manning CAP Holdings I LLC and Dunne Manning CAP Holdings II LLC, all entities controlled by the Trust and Mr. Topper, as set forth the table above and in the following notes.

(4)

All 3,782,216 units are held directly by Dunne Manning Inc. (“DMI”), which is owned 100% by the Trust and Mr. Topper is its sole director. Mr. Topper may be deemed to have beneficial ownership of the units directly held by DMI. The units beneficially owned by DMI are included in the number of units shown as beneficially owned by Mr. Topper in the table above.

(5)

All 1,854,943 units are held directly by Energy Realty Partners LLC (“Energy Realty”), which is 100% owned by the Trust and Mr. Topper is its sole manager. Mr. Topper may be deemed to have beneficial ownership of the units directly held by Energy Realty. The units beneficially owned by Energy Realty are included in the number of units shown as beneficially owned by Mr. Topper in the table above. Includes 1,845,968 units pledged to secure certain indebtedness.

(6)

DM Partners Management Co LLC (“DM Partners”) is a wholly owned subsidiary of the Trust, which is controlled by Mr. Topper. DM Partners is the manager of DMP (see note 5) and controls the units indirectly held by DMP.

(7)

DMP is the 100% owner of each of Dunne Manning CAP Holdings I LLC (“CAP Holdings I”) and Dunne Manning CAP Holdings II LLC (“CAP Holdings II”) and indirectly owns the common units directly held by such entities.

(8)	All 7,486,131 units are held directly by CAP Holdings I, a 100% owned subsidiary of DMP (see also note 8 above).
(9)	All 2,528,673 units are held directly by CAP Holdings II, a 100% owned subsidiary of DMP (see also note 8 above).
(10)

Includes 229,333 common units held by The Topper Foundation, a 501(c)(3) non-profit corporation. Mr. Topper, who makes investment and voting decisions with respect to the common units held by The Topper Foundation, has no pecuniary interest in these common units. 65,395 units are held directly by Mr. Topper in his individual capacity. 637,264 common units held by MMSCC-2, LLC (Mr. Topper controls 100% of the voting shares), and 880,933 common units are held by JVT-JMG EROP Holdings, LP (Mr. Topper controls the general partner and the Trust holds a 44.91% limited partner interest). All such units are pledged to secure certain indebtedness, and, together with the pledged units described above, an aggregate of 2,900,000 units held by entities controlled by Mr. Topper are pledged to secure certain indebtedness. The remaining common units listed here are beneficially owned by Mr. Topper as the trustee of the Trust (see note 5 above). Mr. Topper disclaims beneficial ownership of the common units not held by him directly except to the extent of his pecuniary interest therein, and the inclusion of these common units herein shall not be deemed an admission of beneficial ownership of all of the reported common units for purposes of Section 16 or for any other purpose. Mr. Topper pledged 2,900,000 common units for a loan in November 2019. Mr. Topper shall retain beneficial ownership of the pledged shares in the absence of a default. The Board granted Mr. Toper a one-time waiver from the Insider Trading Policy’s prohibition against any director or officer from pledging units in exchange for a loan.

(11)

Mr. Reilly may be deemed to share beneficial ownership of 738,501 common units beneficially owned by the 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr. (the “Reilly Trust”) in his capacity as one of two trustees of the Reilly Trust.

(12)	These 153 units are held by Mr. Lynch’s wife and as a result, Mr. Lynch may be deemed to be the beneficial owner of such units.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Lehigh Gas Partners LP 2012 Incentive Award Plan	2,041	n/a	703,244

See Note 18 to the financial statements for a discussion of the material terms of the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of February 21, 2020, the Topper Group beneficially owned or controlled 47.7% of the Partnership’s common units and all of the IDRs.

As of February 21, 2020, John B. Reilly, III owned or controlled 2.6% of the Partnership’s common units.

The following is a description of related party transactions since January 1, 2019 to which the Partnership was or is a party, in which the amount involved exceeds $120,000 and in which a director, executive officer, holder of more than 5% of our common units or any member of their immediate family had or will have a direct or indirect material interest, other than the arrangements that are described under “Item 12-Potential Payments Upon Termination or Change in Control.” The terms of the transactions and agreements disclosed in this section were determined by and among related parties and, consequently, are not the result of arm’s length negotiations. Such terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms that could have been obtained from unrelated third parties.

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

Operational Stage

Distributions

We will generally make cash distributions to the unitholders, including the Topper Group and Mr. Reilly and their respective affiliates.

Assuming we have sufficient cash available for distribution to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, the Topper Group and Mr. Reilly and their respective affiliates would receive an annual distribution of $32.6 million, collectively, on their common units.

Cash distributions to Circle K, the Topper Group and Mr. Reilly and their respective affiliates amounted to $33.7 million in 2019.

In addition, we paid IDRs to Circle K amounting to $0.5 million in 2019.

Payments to our General Partner and its affiliates

Though April 28, 2019, we paid Circle K a Management Fee of $856,000 per month plus a variable fee of between zero and $0.003 per gallon for wholesale fuel distribution and $0.015 per gallon for retail fuel distribution at sites operated by commission agents. In addition, the Partnership was required to reimburse Circle K for certain outsourced services provided by Circle K to or on behalf of the Partnership.

On October 29, 2019, the Circle K Omnibus Agreement was amended and restated, effective as of April 29, 2019, to: a) remove references to fixed and variable management fees and call for a simplified quarterly settlement based on actual underlying costs incurred by Circle K; and b) permit for a one-time charge of $183,000 from Circle K to us related to costs incurred by Circle K in connection with the strategic review of our fuel supply.

The Partnership incurred $11.6 million in management fees under the Circle K Omnibus Agreement and Transitional Omnibus Agreement for 2019.

In addition, the Partnership recognized charges for severance, benefit and retention costs allocated by Circle K of $0.1 million for 2019.

See Note 25 to the financial statements regarding the execution of the Topper Group Omnibus Agreement with the Topper Group and certain other parties effective January 1, 2020.

The Topper Group and CrossAmerica have the right to negotiate the amount of the management fee on an annual basis, or more often as circumstances require.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our General Partner, is entitled to receive liquidating distributions according to their particular capital account balances.

Ownership of Our General Partner

From June 28, 2017 to November 18, 2019, Circle K indirectly owned all of the membership interests of our General Partner. Since November 19, 2019, the Topper Group has indirectly owned all of the membership interests of our General Partner.

Agreements with Circle K and their Affiliates

On October 1, 2014, we entered into certain agreements with Circle K and its affiliates, as described in more detail below.

As a result of the GP Purchase, Circle K is no longer a related party from November 19, 2019 forward. However, consistent with the disclosures in Note 13 of the financial statements, we have disclosed income statement amounts for transactions with Circle K for the full year of 2019.

Circle K Omnibus Agreement

We entered into the Amended and Restated Omnibus Agreement on October 1, 2014, by and among CrossAmerica, the General Partner, DMI, DMS, CST Services and Joseph V. Topper, Jr. The terms of the Circle K Omnibus Agreement were approved by the independent conflicts committee of our Board. Pursuant to the Circle K Omnibus Agreement, CST Services agrees, among other things, to provide, or cause to be provided, to the Partnership certain management services.

Amounts payable to Circle K related to these transactions were $11.5 million at December 31, 2019. Concurrent with the closing of the GP Purchase, we paid Circle K $14.2 million. The liability balance at December 31, 2019 includes $9.2 million that will be paid in eight quarterly payments starting March 31, 2020. As such, $4.6 million is classified within other long-term liabilities on the December 31, 2019 balance sheet.

Upon the closing of the GP Purchase, the Partnership entered into a Transitional Omnibus Agreement, dated as of November 19, 2019 (the “Transitional Omnibus Agreement”), among the Partnership, the General Partner and Circle K. Pursuant to the Transitional Omnibus Agreement, Circle K has agreed, among other things, to continue to provide, or cause to be provided, to the Partnership certain management, administrative and operating services, as provided under the Circle K Omnibus Agreement through June 30, 2020 with respect to certain services, unless earlier terminated or unless the parties extend the term of certain services. In addition, from January 1, 2020 until the closing of the CST Fuel Supply Exchange (see Note 25 to the financial statements), the General Partner will provide Circle K with certain administrative and operational services, on the terms and conditions set forth in the Transitional Omnibus Agreement.

Fuel Sales and Rental Income

We sell wholesale motor fuel under a master fuel distribution agreement to 47 Circle K retail sites and lease real property on 46 retail sites to Circle K under a master lease agreement, each having initial 10-year terms. The fuel distribution agreement provides us with a fixed wholesale mark-up per gallon. The master lease agreement is a triple net lease.

Revenues from motor fuel sales and real property rental income from Circle K were as follows (in thousands):

2019
Revenues from motor fuel sales to Circle K	$153,055
Rental income from Circle K	13,898

Investment in CST Fuel Supply

As further discussed in Note 13 to the financial statements, we have a 17.5% limited partner equity interest in CST Fuel Supply. CST Fuel Supply distributes motor fuel primarily to CST’s retail sites at its cost plus a fixed margin of $0.05 per gallon and has no material net assets. We recorded income from CST Fuel Supply of $14.8 million for 2019.

Purchase of Fuel from Circle K

During 2019, we purchased the fuel supplied to the following sets of sites from Circle K:

•	retail sites acquired in the Jet-Pep Assets acquisition;
•	Franchised Holiday Stores in the Upper Midwest; we also pay a franchise fee to Circle K, which amounted to $0.5 million for 2019;
•	retail sites in which we have a leasehold interest that we acquired from Circle K in 2018;

•	retail sites acquired from CST in February 2015;
•	retail sites acquired from Circle K in the first two tranches of the asset exchange; and
•	certain other retail sites at which we are evaluating our fuel supply options.

In total, we purchased $263.5 million of motor fuel from Circle K in 2019.

Effective February 1, 2018, Couche-Tard began renegotiating fuel carrier agreements, including our wholesale transportation agreements, with third-party carriers. The independent conflicts committee of our Board approved an amendment to the Circle K Omnibus Agreement effective February 1, 2018 providing for the payment by us to an affiliate of Couche-Tard of a commission based on the volume purchased by us on the renegotiated wholesale transportation contracts. This commission is to compensate such affiliate of Couche-Tard for its services in connection with the renegotiations of our fuel carrier agreements with third-party carriers, which resulted in overall reductions in transportation costs to us. This commission amounted to $0.9 million for 2019.

CST Fuel Supply Exchange Agreement

On November 19, 2019, the Partnership entered into an Exchange Agreement (the “CST Fuel Supply Exchange Agreement”) with Circle K. Pursuant to the CST Fuel Supply Exchange Agreement, Circle K has agreed to transfer to the Partnership 45 owned and leased convenience store properties (the “Properties”) and related assets (including fuel supply agreements) relating to such Properties, and U.S. wholesale fuel supply contracts covering 387 additional sites (the “DODO Sites”), and, in exchange, the Partnership has agreed to transfer to Circle K 100% of the limited partnership units in CST Fuel Supply LP that are owned by the Partnership, which represent 17.5% of the outstanding units of CST Fuel Supply LP (collectively, the “CST Fuel Supply Exchange”).

In connection with the execution of the CST Fuel Supply Exchange Agreement, the Partnership and Circle K also entered into an Environmental Responsibility Agreement, dated as of November 19, 2019 (the “ERA”), which agreement sets forth the parties’ respective liabilities and obligations with respect to environmental matters relating to the Properties. As further described in the ERA, Circle K will retain liability for known environmental contamination or non-compliance at the Properties, and the Partnership will assume liability for unknown environmental contamination and non-compliance at the Properties.

The terms of the CST Fuel Supply Exchange Agreement were approved by the independent conflicts committee of the Board.

See Note 25 to the financial statements for additional information.

Agreements with the Topper Group and Affiliates

DMI is affiliated with a director of the Board, Mr. Topper.

Management Services and Term. Pursuant to the Topper Group Omnibus Agreement, DMI provides us and our General Partner with management, administrative and operating services, similar to the services provided previously by Circle K under the Circle K Omnibus Agreement. These services include accounting, tax, legal, internal audit, risk management and compliance, environmental compliance and remediation management oversight, treasury, information technology and other administrative functions. The Topper Group provides the Partnership and our General Partner with personnel necessary to carry out these services and any other services necessary to operate the Partnership’s business as requested by the Partnership. We do not have any obligation to directly compensate the officers of our General Partner or employees of the Topper Group; however, the Partnership reimburses the Topper Group under the Topper Group Omnibus Agreement for its services to the General Partner and Partnership, as described in this section.

The Topper Group Omnibus Agreement will continue in effect until terminated in accordance with its terms. The Topper Group has the right to terminate the Topper Group Omnibus Agreement at any time upon 180 days’ prior written notice, and the General Partner has the right to terminate the Topper Group Omnibus Agreement at any time upon 60 days’ prior written notice.

Fees and Reimbursements. As indicated previously, we pay the Topper Group a management fee for providing services at cost without markup. Services provided by, or on behalf of, the Topper Group, not outsourced to an independent third party, include accounting; administrative; billing and invoicing; books and record keeping; budgeting, forecasting, and financial planning and analysis; management (including the management and oversight of the MLP’s wholesale motor fuel distribution and real estate business consistent with past practice); operations; payroll; contract administration; maintenance of internal controls; financial reporting, including SEC reporting and compliance; office space; purchasing and materials management; risk management and administration of insurance programs; information technology (includes hardware and software existing or acquired in the future for which title is retained by the Topper Group); in-house legal; compensation, benefits and human resources administration; cash management; corporate finance, treasury credit and debt administration; employee training; and miscellaneous administration and overhead expenses. In addition, the Partnership is required to reimburse the Topper Group for certain outsourced services to be provided by the Topper Group to or on behalf of the Partnership, as set forth in the Topper Group Omnibus Agreement.

General Indemnification; Limitation of Liability. Pursuant to the Topper Group Omnibus Agreement, we are required to indemnify the Topper Group for any liabilities incurred by the Topper Group attributable to the management, administrative and operating services provided to us under the agreement, other than liabilities resulting from the Topper Group’s bad faith, fraud or willful misconduct. In addition, the Topper Group is required to indemnify us for any liabilities we incur as a result of the Topper Group’s bad faith, fraud or willful misconduct in providing management, administrative and operating services under the Topper Group Omnibus Agreement. Other than indemnification claims based on the Topper Group’s bad faith, fraud or willful misconduct, the Topper Group’s liability to us for services provided under the Topper Group Omnibus Agreement cannot exceed $5,000,000 in the aggregate.

Equity Restructuring

On January 15, 2020, the Partnership entered into an Equity Restructuring Agreement (the “Equity Restructuring Agreement”) with the General Partner and Dunne Manning CAP Holdings II LLC (“DM CAP Holdings”), a wholly owned subsidiary of DMP, which is controlled by Joseph V. Topper, Jr., the Chairman of the Board.

Pursuant to the Equity Restructuring Agreement, all of the outstanding IDRs of the Partnership, all of which were held by DM CAP Holdings, were cancelled and converted into 2,528,673 newly-issued common units representing limited partner interests in the Partnership based on a value of $45 million and calculated using the 20 business day volume weighted average trading price of our common units ended five business days prior to the execution of the Equity Restructuring Agreement (the “20-day VWAP”).

This transaction closed on February 6, 2020, after the record date for the distribution payable on the Partnership’s common units with respect to the fourth quarter of 2019.

The terms of the Equity Restructuring Agreement were approved by the independent conflicts committee of the Board.

See Note 25 to the financial statements for additional information.

Retail and Wholesale Acquisition

In connection with the Partnership’s strategic reorientation to add retail capability, also on January 15, 2020, the Partnership entered into an asset purchase agreement (“Asset Purchase Agreement”) with the sellers (“Sellers”) signatories thereto, including DMS and certain of DMS’s affiliates, with respect to the acquisition (the “Retail Acquisition”) by the Partnership from the Sellers of the retail operations at 172 sites, wholesale fuel distribution to 114 sites, including 55 third-party wholesale dealer contracts, and leasehold interests in at least 53 sites, for an aggregate consideration of $21 million in cash and 842,891 in newly-issued common units valued at $15 million and calculated based on the 20-day VWAP. The Partnership will also acquire for cash the inventory related to the sites. The Partnership expects to finance the aggregate cash consideration with borrowings under its credit facility.

The closing of the transactions contemplated by the Asset Purchase Agreement is expected to occur prior to the end of the second quarter of 2020 (such date, the “Retail Acquisition Closing”) and is subject to closing conditions and purchase price adjustments customary in comparable transactions. In addition, the Asset Purchase Agreement contains customary representations and warranties of the parties as well as indemnification obligations by Sellers and the Partnership, respectively, to each other. The indemnification obligations must be asserted within 18 months of the Retail Acquisition Closing and are limited to an aggregate of $7.2 million for each party.

In connection with the Retail Acquisition Closing, the Partnership will assume certain contracts with third parties and affiliates necessary for the continued operation of the sites, including agreements with dealers and franchise agreements. Further, the Partnership will enter into ten-year master leases with certain affiliates of the Topper Group, with an aggregate annual rent of $6.5 million payable by the Partnership. Additionally, DMS will no longer be a customer or lessee of the Partnership as we will terminate the contracts with DMS upon closing on this transaction.

The terms of the Asset Purchase Agreement were approved by the independent conflicts committee of the Board.

We anticipate our costs under the Topper Group Omnibus Agreement will increase upon the closing of the Asset Purchase Agreement, at which time the costs of additional employees (both above store as well as store level) will begin to be allocated to the Partnership.

See Note 25 to the financial statements for additional information.

Lease Agreements for our Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We sublease office space from the Topper Group (formerly Circle K) that the Topper Group leases from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board. The management fee charged by Circle K to us under the Circle K Omnibus Agreement incorporates this rental expense, which amounted to $0.7 million for 2019.

Agreements with DMS

DMS is an entity affiliated with the family of Mr. Topper.

DMS is an operator of convenience stores that purchases a significant portion of its motor fuel requirements from us on a wholesale basis. DMS also leases certain retail site real estate from us in accordance with a master lease agreement.

Revenues from fuel sales and rental income from DMS were as follows (in thousands):

2019
Revenues from motor fuel sales to DMS	$142,236
Rental income from DMS	6,326

Motor fuel is sold to DMS at our cost plus a fixed mark-up per gallon. Accounts receivable from DMS and its affiliates totaled $4.1 million at December 31, 2019.

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

During the third quarter of 2019, DMS gave notice to sever 12 sites in January 2020 from the master lease and master fuel supply agreements, resulting in the write-off of deferred rent income of $0.6 million, classified within the loss on dispositions and lease terminations, net line item of the statement of income.

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are undertaken by Synergy Environmental, Inc., an entity affiliated with Mr. Topper, as approved by the conflicts committee of the Board. We incurred charges with this related party of $1.0 million for 2019. Accounts payable to this related party amounted to $0.1 million at December 31, 2019.

Other Related Party Transactions

The Partnership leases certain motor fuel stations to TopStar, a related party of Mr. Topper, under cancelable operating leases. Rent income under these agreements was $0.5 million for 2019.

The Partnership leases certain motor fuel stations from the Topper Group under cancelable operating leases. Rent expense under these agreements was $1.1 million for 2019.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee of the board of directors of our General Partner selected Grant Thornton LLP, or Grant Thornton, an independent registered public accounting firm, to audit our consolidated financial statements for 2019. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to this 2019 Annual Report on Form 10-K were approved by the audit committee.

The following table summarizes the aggregate Grant Thornton fees that were allocated to us for independent auditing, tax and related services for each of the last two fiscal years (in thousands):

	Year Ended December 31,
	2019	2018
Audit fees (1)	$1,191	$1,205
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$1,191	$1,205

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
2.1

Fuel Supply Contribution Agreement, dated as of June 15, 2015, by and among CST Brands, Inc., CST Services LLC and CrossAmerica Partners LP (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on June 15, 2015)

2.2

Real Estate Contribution Agreement, dated as of June 15, 2015, by and among CST Brands, Inc., CST Diamond Holdings LLC, Big Diamond, LLC, Skipper Beverage Company, LLC, CST Shamrock Stations, Inc., CST Arizona Stations, Inc., CrossAmerica Partners LP and Lehigh Gas Wholesale Services, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on June 15, 2015)

2.3

Master Lease Agreement, dated October 1, 2014, by and among Lehigh Gas Wholesale Services, Inc., as Landlord, and CAPL Operations I, LLC and CST Services LLC, as Tenants, as subsequently amended by Amendment to Master Lease Agreement, dated April 13, 2015, and Second Amendment to Master Lease Agreement, dated June 15, 2015 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2015)

2.4

Form of Addendum to Master Lease Agreement (incorporated by reference to Exhibit 2.4 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2015)

2.5

Fuel Distribution Agreement, dated January 1, 2015, by and among CST Marketing and Supply LLC, and certain subsidiaries of CST Services LLC (incorporated by reference to Exhibit 2.5 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2015)

2.6

Asset Exchange Agreement, dated December 17, 2018 between Circle K Stores Inc. and CrossAmerica Partners LP (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on December 17, 2018

2.7

Exchange Agreement, dated as of November 19, 2019, between Circle K Stores, Inc. and CrossAmerica Partners LP (incorporated by reference to Exhibit 2.1 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 21, 2019) **+

3.1

Certificate of Limited Partnership of Lehigh Gas Partners LP (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 11, 2012)

3.2

Certificate of Amendment to Certificate of Limited Partnership of Lehigh Gas Partners LP (incorporated by referenced to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

3.3

First Amended and Restated Agreement of Limited Partnership of Lehigh Gas Partners LP, dated October 30, 2012, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC and Lehigh Gas Corporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 30, 2012)

Exhibit No.	Description
3.4

First Amendment to First Amended and Restated Agreement of Limited Partnership of Lehigh Gas Partners LP, dated as of October 1, 2014 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

3.5

Second Amendment to First Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated as of December 3, 2014 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on December 9, 2014)

3.6

Third Amendment to First Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated as of January 1, 2018 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on January 24, 2018)

3.7

Second Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated February 6, 2020 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 7, 2020)

4.1 *	Description of Common Units

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

Exhibit No.	Description
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

Exhibit No.	Description
10.24

Employment Agreement, dated as of October 1, 2014, by and between CST Services LLC and Joseph V. Topper, Jr. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

10.25

Master Lease Agreement, dated May 28, 2014, by and among LGP Realty Holdings LP, Lehigh Gas Wholesale Services, Inc. and Lehigh Gas-Ohio, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 30, 2014)

10.26

GP Purchase Agreement, dated as of August 6, 2014, by and among Lehigh Gas Corporation, CST GP, LLC and CST Brands, Inc. (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 27, 2015)

10.27

IDR Purchase Agreement, dated as of August 6, 2014, by and among The 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr., The 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr., CST Brands Holdings, LLC and CST Brands, Inc. (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 27, 2015)

10.28

Contribution Agreement, dated as of December 16, 2014, by and among CST Brands, Inc., CST Services LLC and CrossAmerica Partners LP (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 27, 2015)

10.29

Form of Indemnification Agreement for directors of the Board and certain officers of CrossAmerica GP LLC (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2017)

10.30

Second Amendment to the Amended and Revised CrossAmerica Partners LP Executive Income Continuity Plan, dated June 26, 2017 (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2017)

10.31

Award Agreement for Phantom Units for Non-Employee Directors with distribution equivalent rights (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 8, 2017)

10.32

Asset Purchase Agreement dated August 4, 2017, by and among CrossAmerica Partners LP and Jet-Pep, Inc. and other persons listed as signatories in the Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 8, 2017)

10.33

Credit Agreement, dated as of April 1, 2019, among CrossAmerica Partners LP, as borrower, Lehigh Gas Wholesale Services, Inc., as borrower, certain domestic subsidiaries of CrossAmerica Partners LP and Lehigh Gas Wholesale Services, Inc. from time to time party thereto, as guarantors, the lenders from time to time party thereto, and Citizens Bank, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on April 2, 2019).

10.34

Amendment to PMPA Franchise Agreement, dated January 1, 2019, by and between Lehigh Gas Wholesale LLC and Lehigh Gas-Ohio, LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 7, 2019)

10.35

Amendment to Master Lease Agreement, dated January 1, 2019, by and among LGP Realty Holdings LP, Lehigh Gas Wholesale Services, Inc. and Lehigh Gas-Ohio, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 7, 2019)

10.36

Sub-Jobber Agreement, dated as of May 21, 2019, between Circle K Stores Inc. and Lehigh Gas Wholesale LLC (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 22, 2019) **+

10.37

Second Amended and Restated Omnibus Agreement effective as of April 29, 2019, by and among CrossAmerica Partners LP, CrossAmerica GP LLC, Dunne Manning Inc., CST Services, LLC, Circle K Stores Inc. and Dunne Manning Stores, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 31, 2019) +

10.38

Amendment to Credit Agreement, dated as of November 19, 2019, among CrossAmerica Partners LP and Lehigh Gas Wholesale Services, Inc., as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 21, 2019)

Exhibit No.	Description
10.39

Transitional Omnibus Agreement, effective as of November 19, 2019, by and among CrossAmerica Partners LP, CrossAmerica GP LLC and Circle K Stores Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 21, 2019) **+

10.40

Termination Agreement, dated as of November 19, 2019, by and among CrossAmerica Partners LP, CrossAmerica GP LLC, Dunne Manning Inc., CST Services, LLC, Circle K Stores Inc., Dunne Manning Stores, LLC and Joseph V. Topper, Jr. (incorporated by reference to Exhibit 10.3 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 21, 2019)

10.41

Termination Agreement, dated as of November 19, 2019, by and among CST Brands, LLC, Joseph V. Topper, Jr., 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. and Dunne Manning Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 21, 2019)

10.42

Equity Restructuring Agreement, dated January 15, 2020, among CrossAmerica Partners LP, CrossAmerica GP LLC, and Dunne Manning CAP Holdings II LLC (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on January 16, 2020)

10.43

Asset Purchase Agreement, dated January 15, 2020, among CrossAmerica Partners LP, with the sellers signatories thereto, including Dunne Manning Stores LLC, and certain of its affiliates (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on January 16, 2020)

10.44

Omnibus Agreement, effective as of January 1, 2020, by and among CrossAmerica Partners LP, CrossAmerica GP LLC and Dunne Manning Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on January 16, 2020) +

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

**

Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Partnership hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSAMERICA PARTNERS LP

By:	CROSSAMERICA GP LLC, its General Partner

By:	/s/ Charles M. Nifong, Jr.
Charles M. Nifong, Jr.
President and Chief Executive Officer
(On behalf of the registrant, and in the capacity of Principal Executive Officer)

Date: February 25, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2020.

Signature	Title

/s/ Joseph V. Topper, Jr.	Chairman of the Board of Directors
Joseph V. Topper, Jr.

/s/ John B. Reilly, III	Vice Chairman of the Board of Directors
John B. Reilly, III
/s/ Charles M. Nifong, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)
Charles M. Nifong, Jr.
/s/ Jonathan E. Benfield	Interim Chief Financial Officer (Principal Financial and Accounting Officer)
Jonathan E. Benfield

/s/ Keenan D. Lynch	General Counsel, Corporate Secretary and Director
Keenan D. Lynch

/s/ Justin A. Gannon	Director
Justin A. Gannon

/s/ Mickey Kim	Director
Mickey Kim

/s/ Maura Topper	Director
Maura Topper

/s/ Kenneth G. Valosky	Director
Kenneth G. Valosky