Form 10-Q
period 2020-03-31
CrossAmerica Partners LP
filed 2020-05-07
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, the registrant had outstanding 37,866,005 common units.

COMMONLY USED DEFINED TERMS

The following is a list of certain acronyms and terms generally used in the industry and throughout this document:

CrossAmerica Partners LP and subsidiaries:

CrossAmerica Partners LP	CrossAmerica, the Partnership, we, us, our

LGW	Lehigh Gas Wholesale LLC

LGPR	LGP Realty Holdings LP

LGWS	Lehigh Gas Wholesale Services, Inc. and subsidiaries

CrossAmerica Partners LP related parties at any point during 2019 or 2020:

Circle K	Circle K Stores Inc., a Texas corporation, and a wholly owned subsidiary of Couche-Tard

Couche-Tard	Alimentation Couche-Tard Inc. (TSX: ATD.A ATD.B)

CST	CST Brands, LLC and subsidiaries, indirectly owned by Circle K.

CST Fuel Supply

CST Fuel Supply LP is the parent of CST Marketing and Supply, indirectly owned by Circle K. From July 1, 2015 through March 25, 2020, we owned a 17.5% limited partner interest in CST Fuel Supply. See Note 3 to the financial statements for information regarding the closing of the CST Fuel Supply Exchange.

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

DMS

Dunne Manning Stores LLC (formerly known as Lehigh Gas-Ohio, LLC), an entity affiliated with the Topper Group. Through April 14, 2020, DMS was an operator of retail motor fuel stations. DMS leased retail sites from us in accordance with a master lease agreement and purchased a significant portion of its motor fuel for these sites from us on a wholesale basis under rack plus pricing. The financial results of DMS are not consolidated with ours. See Note 4 to the financial statements regarding the acquisition of retail and wholesale assets from the Topper Group and related termination of the fuel supply and master lease agreements with us.

General Partner	CrossAmerica GP LLC, the General Partner of CrossAmerica, a Delaware limited liability company, indirectly owned by the Topper Group.

Topper Group

Joseph V. Topper, Jr., collectively with his affiliates and family trusts that have ownership interests in the Partnership. Joseph V. Topper, Jr. is the founder of the Partnership and a member of the Board. The Topper Group is a related party and large holder of our common units

TopStar

TopStar Inc., an entity affiliated with a family member of Joseph V. Topper, Jr. TopStar is an operator of convenience stores that leases retail sites from us, and since April 14, 2020, also purchases fuel from us.

Recent Acquisitions:

Franchised Holiday Stores	The franchised Holiday stores acquired in March 2016

Jet-Pep Assets	The assets acquired from Jet-Pep, Inc. in November 2017

Other Defined Terms:

i

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Board	Board of Directors of our General Partner

BP	BP p.l.c.

CDC	The Centers for Disease Control and Prevention

Circle K Omnibus Agreement

The Amended and Restated Omnibus Agreement, dated October 1, 2014, as amended effective January 1, 2016, February 1, 2018 and April 29, 2019 by and among CrossAmerica, the General Partner, DMI, DMS, CST Services and Joseph V. Topper, Jr., which amends and restates the original omnibus agreement that was executed in connection with CrossAmerica’s IPO on October 30, 2012. The terms of the Circle K Omnibus Agreement were approved by the conflicts committee of the Board. Pursuant to the Circle K Omnibus Agreement, CST Services agreed, among other things, to provide, or cause to be provided, to the Partnership certain management services. See Note 10 to the financial statements for information regarding the termination of this agreement and the concurrent entering into the Transitional Omnibus Agreement.

COVID-19 Pandemic	In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In March 2020, the World Health Organization declared the outbreak a pandemic.

CST Fuel Supply Exchange

Exchange Agreement, dated November 19, 2019, between the Partnership and Circle K, which closed effective March 25, 2020. Pursuant to the Exchange Agreement, Circle K transferred to the Partnership certain owned and leased convenience store properties and related assets (including fuel supply agreements) and wholesale fuel supply contracts covering additional sites, and, in exchange, the Partnership transferred to Circle K 100% of the limited partnership units it held in CST Fuel Supply.

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

IDRs

Incentive Distribution Rights represented the right to receive an increasing percentage of quarterly distributions after the target distribution levels were achieved. As a result of the GP Purchase, DMP owned 100% of the outstanding IDRs from November 19, 2019 through February 6, 2020. See Note 15 to the financial statements for information regarding the elimination of the IDRs.

Internal Revenue Code	Internal Revenue Code of 1986, as amended

IPO	Initial public offering of CrossAmerica Partners LP on October 30, 2012

ii

LIBOR	London Interbank Offered Rate

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Motiva	Motiva Enterprises LLC

Partnership Agreement

The First Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated as of October 1, 2014, as amended. See Note 15 to the financial statements regarding the elimination of the IDRs, which triggered the need to further amend the Partnership Agreement.

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

Transitional Omnibus Agreement

Upon the closing of the GP Purchase, the Circle K Omnibus Agreement was terminated and the Partnership entered into a Transitional Omnibus Agreement, dated as of November 19, 2019, among the Partnership, the General Partner and Circle K. Pursuant to the Transitional Omnibus Agreement, Circle K has agreed, among other things, to continue to provide, or cause to be provided, to the Partnership certain management services, administrative and operating services, as provided under the Circle K Omnibus Agreement through June 30, 2020 with respect to certain services, unless earlier terminated or unless the parties extend the term of certain services. In addition, from January 1, 2020 until the closing of the CST Fuel Supply Exchange, the General Partner provided Circle K with certain administrative and operational services, on the terms and conditions set forth in the Transitional Omnibus Agreement.

U.S. GAAP	U.S. Generally Accepted Accounting Principles

Valero	Valero Energy Corporation and, where appropriate in context, one or more of its subsidiaries, or all of them taken as a whole

WTI	West Texas Intermediate crude oil

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,907	$1,780
Accounts receivable, net of allowances of $642 and $557, respectively	28,036	38,051
Accounts receivable from related parties	1,687	4,299
Motor fuel inventory	4,945	6,230
Assets held for sale	16,331	13,231
Other current assets	5,272	5,795
Total current assets	65,178	69,386
Property and equipment, net	574,584	565,916
Right-of-use assets, net	123,831	120,767
Intangible assets, net	79,331	44,996
Goodwill	88,764	88,764
Other assets	21,184	21,318
Total assets	$952,872	$911,147

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$2,515	$2,471
Current portion of operating lease obligations	25,127	23,485
Accounts payable	46,921	57,392
Accounts payable to related parties	999	431
Accrued expenses and other current liabilities	14,894	16,382
Motor fuel taxes payable	10,073	12,475
Total current liabilities	100,529	112,636
Debt and finance lease obligations, less current portion	526,981	534,859
Operating lease obligations, less current portion	104,007	100,057
Deferred tax liabilities, net	19,233	19,369
Asset retirement obligations	36,647	35,589
Other long-term liabilities	34,058	30,240
Total liabilities	821,455	832,750

Commitments and contingencies

Equity:
Common units—(37,023,114 and 34,494,441 units issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	132,214	78,397
Accumulated other comprehensive loss	(797)	—
Total equity	131,417	78,397
Total liabilities and equity	$952,872	$911,147

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except unit and per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating revenues(a)	$391,695	$471,786
Costs of sales(b)	355,966	434,709
Gross profit	35,729	37,077

Income from CST Fuel Supply equity interests	3,202	3,426
Operating expenses:
Operating expenses	10,723	15,353
General and administrative expenses	4,480	4,418
Depreciation, amortization and accretion expense	17,227	13,061
Total operating expenses	32,430	32,832
Gain (loss) on dispositions and lease terminations, net	70,931	(59)
Operating income	77,432	7,612
Other income, net	137	86
Interest expense	(5,540)	(7,337)
Income before income taxes	72,029	361
Income tax (benefit) expense	(32)	149
Net income	72,061	212
IDR distributions	(133)	(133)
Net income available to limited partners	$71,928	$79

Basic and diluted earnings per common unit	$2.00	$0.00

Weighted-average limited partner units:
Basic common units	35,994,972	34,444,113
Diluted common units	35,995,933	34,456,465

Supplemental information:
(a) Includes excise taxes of:	$14,937	$20,444
(a) Includes rent income of:	22,688	21,638
(b) Includes rent expense of:	6,920	6,659

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$72,061	$212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	17,227	13,061
Amortization of deferred financing costs	261	290
Credit loss expense	91	49
Deferred income taxes	(136)	(666)
Equity-based employee and director compensation expense	31	202
(Gain) loss on dispositions and lease terminations, net	(70,931)	59
Changes in operating assets and liabilities, net of acquisitions	(810)	(2,209)
Net cash provided by operating activities	17,794	10,998

Cash flows from investing activities:
Principal payments received on notes receivable	87	85
Proceeds from Circle K in connection with CST Fuel Supply Exchange	15,935	—
Proceeds from sale of assets	5,032	—
Capital expenditures	(5,382)	(7,078)
Net cash provided by (used) in investing activities	15,672	(6,993)

Cash flows from financing activities:
Borrowings under the revolving credit facility	19,000	31,834
Repayments on the revolving credit facility	(26,500)	(13,334)
Payments of long-term debt and finance lease obligations	(595)	(552)
Payment of deferred financing costs	—	(613)
Distributions paid on distribution equivalent rights	(1)	(16)
Distributions paid to holders of the IDRs	(133)	(133)
Distributions paid on common units	(18,110)	(18,083)
Net cash used in financing activities	(26,339)	(897)
Net increase in cash and cash equivalents	7,127	3,108
Cash and cash equivalents at beginning of period	1,780	3,191
Cash and cash equivalents at end of period	$8,907	$6,299

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

(Unaudited)

	Limited Partners’ Interest		Incentive	Accumulated other
	Common Unitholders		Distribution Rights	comprehensive loss	Total Equity
	Units	Dollars	Dollars	Dollars	Dollars
Balance at December 31, 2019	34,494,441	$78,397	$—	$—	$78,397

Net income	—	71,928	133	—	72,061
Other comprehensive loss
Unrealized loss on interest rate swap contract	—	—	—	(786)	(786)
Realized gain on interest rate swap contract reclassified from AOCI into interest expense	—	—	—	(11)	(11)
Total other comprehensive loss	—	—	—	(797)	(797)
Comprehensive income (loss)	—	71,928	133	(797)	71,264

Distributions paid	—	(18,111)	(133)	—	(18,244)
Issuance of units to the Topper Group in connection with the Equity Restructuring Agreement	2,528,673	—	—	—	—
Balance at March 31, 2020	37,023,114	$132,214	$—	$(797)	$131,417

Balance at December 31, 2018	34,444,113	$110,933	$—	$—	$110,933
Transition adjustment upon adoption of ASC 842, net of tax	—	28,896	—	—	28,896
Net income and comprehensive income	—	79	133	—	212
Distributions paid	—	(18,099)	(133)	—	(18,232)
Balance at March 31, 2019	34,444,113	$121,809	$—	$—	$121,809

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

Through its control of DMP, the Topper Group controls the sole member of our General Partner and has the ability to appoint all of the members of the Board and to control and manage the operations and activities of the Partnership. As of May 1, 2020, the Topper Group also has beneficial ownership of a 48.9% limited partner interest in the Partnership.

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
•

LGWS, which owns and leases (or leases and sub-leases) real estate and personal property used in the retail distribution of motor fuels, as well as provides maintenance and other services to its customers. In addition, LGWS sells motor fuel on a retail basis at sites operated by commission agents. Through September 2019, LGWS also distributed motor fuels on a retail basis and sold convenience merchandise items to end customers at company operated retail sites. Income from LGWS generally is not qualifying income under Section 7704(d) of the Internal Revenue Code. See Note 4 for information related to our acquisition of retail and wholesale assets that closed on April 14, 2020.

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2019 has been derived from our audited financial statements and notes thereto as of that date.

Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters. The COVID-19 pandemic is anticipated to cause additional impacts to our business. See the “COVID 19 Pandemic” section below.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net income or total equity.

Significant Accounting Policies

Certain new accounting pronouncements have become effective for our financial statements, but the adoption of these pronouncements did not materially impact our financial position, results of operations or disclosures, other than as described below.

Interest Rate Swap Contracts

The Partnership uses interest rate swap contracts to reduce its exposure to unfavorable changes in interest rates. The Partnership accounts for derivative contracts in accordance with ASC Topic 815, “Derivatives and Hedging,” and recognizes derivative instruments as either assets or liabilities on the balance sheet and measures those instruments at fair value. The changes in fair value of the derivative transactions are presented in accumulated other comprehensive income and reclassified to interest expense as the interest payments on our credit facility are made.

The portion of derivative positions that are anticipated to settle within a year are included in other current assets and accrued expenses and other current liabilities, while the portion of derivative positions that are anticipated to settle beyond a year are recorded in other assets or other long-term liabilities.

Cash inflows and outflows related to derivative instruments are included as a component of operating activities on the statements of cash flows, consistent with the classification of the hedged interest payments on our credit facility.

See Note 9 for information related to our interest rate swap contracts.

Financial Instrument Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This standard requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. The impact of adopting this guidance effective January 1, 2020 was not material.

The primary financial instrument within the scope of this guidance is our accounts receivable, which mainly result from the sale of motor fuels to customers and, to a lesser extent, rental fees for retail sites. Our accounts receivable is generally considered as having a similar risk profile. Credit is extended to a customer based on an evaluation of the customer’s financial condition. In certain circumstances, collateral may be required from the customer and fuel and lease agreements are generally cross-collateralized when applicable. Receivables are recorded at face value, without interest or discount.

The allowance for credit losses is generally based upon historical experience while also factoring in any new business conditions that might impact the historical analysis, such as market conditions and bankruptcies of particular customers. Credit loss expense is included in general and administrative expenses. We review all accounts receivable balances on at least a quarterly basis. The impact of applying the new expected loss model did not result in a significantly different allowance from that determined under the incurred loss model previously applied.

See Note 16 for additional information on receivables.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Guidance Pending Adoption – Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify GAAP for other areas of ASC 740 by clarifying and amending existing guidance, such as the accounting for a franchise tax (or similar tax) that is partially based on income. This standard is effective January 1, 2021 for the Partnership. The Partnership is assessing the impact of adopting this guidance on its financial statements.

Concentration Risk

For the three months ended March 31, 2020, we distributed 6% of our total wholesale distribution volumes to DMS and DMS accounted for 5% of our rental income. For the three months ended March 31, 2019, we distributed 8% of our total wholesale distribution volumes to DMS and DMS accounted for 9% of our rental income. See Note 4 for information on the termination of the master lease and master fuel supply agreements with DMS in connection with our acquisition of retail and wholesale assets.

For the three months ended March 31, 2020, we distributed 5% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and received 12% of our rental income from Circle K. For the three months ended March 31, 2019, we distributed 7% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and received 19% of our rental income from Circle K.

For more information regarding transactions with DMS and Circle K, see Note 10.

For the three months ended March 31, 2020, our wholesale business purchased approximately 24%, 23%, 13% and 11% of its motor fuel from ExxonMobil, BP, Motiva and Circle K, respectively. For the three months ended March 31, 2019, our wholesale business purchased approximately 26%, 25%, 13% and 10% of its motor fuel from ExxonMobil, BP, Motiva and Circle K, respectively. No other fuel suppliers accounted for 10% or more of our motor fuel purchases during the three months ended March 31, 2020 and 2019.

COVID-19 Pandemic

During the first quarter of 2020, an outbreak of a novel strain of coronavirus spread worldwide, including to the U.S., posing public health risks that have reached pandemic proportions.

The impact of COVID-19 to the results for the first quarter of 2020 was not material. However, we experienced a decrease in fuel volume starting in mid-to-late March and continuing through April. For the first quarter of 2020, the negative impact of the volume decrease on fuel gross profit was offset by the positive impact from the decline in crude prices, which increased DTW margins.

As a result of the implications of COVID-19, we assessed property and equipment, other long-lived assets and goodwill for impairment and concluded no assets were impaired as of March 31, 2020. See Note 6 for information regarding impairment charges related primarily to classifying sites as assets held for sale.

We cannot predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flows. Sustained decreases in fuel volume or erosion of margin could have a material adverse effect on our results of operations, cash flow, financial position and ultimately our ability to pay distributions.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. ASSET EXCHANGE TRANSACTION WITH CIRCLE K

Third Asset Exchange

On February 25, 2020, the closing of the third tranche of asset exchanges under the Asset Exchange Agreement, entered into with Circle K on December 17, 2018 (the “Asset Exchange Agreement”), occurred (the “Third Asset Exchange”). In this Third Asset Exchange, Circle K transferred to the Partnership ten (all fee) U.S. company operated convenience and fuel retail stores (“CK Properties”) having an aggregate fair value of approximately $11.0 million, and the Partnership transferred to Circle K the real property for five of the master lease properties (“CAPL Properties”) having an aggregate fair value of approximately $10.3 million.

In connection with the closing of the Third Asset Exchange, the stores transferred by Circle K were dealerized as contemplated by the Asset Exchange Agreement and Circle K’s rights under the dealer agreements and agent agreements that were entered into in connection therewith were assigned to the Partnership.

We accounted for the first two tranches of the asset exchange as transactions between entities under common control as our General Partner was owned by Circle K at the time of closing on those transactions. Since our General Partner was acquired by the Topper Group in November 2019, the Partnership and Circle K are not entities under common control at the time of closing on the Third Asset Exchange. As such, we have recognized a gain on the sale of the five CAPL properties of $1.8 million in the statement of operations. Additionally, we recorded the following to reflect the acquisition of the CK Properties in the Third Asset Exchange (in thousands):

Property and equipment, net	$9,922
Intangible assets, net	1,336
Total assets	11,258

Asset retirement obligations	293
Net assets acquired	$10,965

Through the Third Asset Exchange, the fair value of the CAPL Properties we have divested exceeds the fair value of the CK Properties we have acquired by $0.7 million. After the final tranche closing, any net valuation difference will be paid by the party owing such amount to the other.

Fourth and Fifth Asset Exchanges

We closed on the fourth and fifth tranches of the asset exchanges on April 7, 2020 and May 5, 2020, respectively. The stores transferred by Circle K were dealerized as contemplated by the Asset Exchange Agreement and Circle K’s rights under the dealer agreements and agent agreements that were entered into in connection therewith were assigned to the Partnership.

In this fourth asset exchange, Circle K transferred to the Partnership 13 (11 fee; 2 leased) U.S. company operated convenience and fuel retail stores having an aggregate fair value of approximately $13.1 million, and the Partnership transferred to Circle K the real property for seven of the master lease properties having an aggregate fair value of approximately $12.8 million.

In the fifth asset exchange, Circle K transferred to the Partnership 29 (22 fee; 7 leased) U.S. company operated convenience and fuel retail stores having an aggregate fair value of approximately $31.5 million, and the Partnership transferred to Circle K the real property for 13 of the master lease properties having an aggregate fair value of approximately $31.7 million.

There are 24 CK Properties and four CAPL Properties remaining to be exchanged, which are anticipated to close in the second half of 2020.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. CST FUEL SUPPLY EXCHANGE AGREEMENT

Effective March 25, 2020, pursuant to the terms of the previously announced CST Fuel Supply Exchange Agreement dated as of November 19, 2019 (the “CST Fuel Supply Exchange Agreement”), between the Partnership and Circle K, Circle K  transferred to the Partnership 33 owned and leased convenience store properties (the “Properties”) and certain assets (including fuel supply agreements) relating to such Properties, as well as U.S. wholesale fuel supply contracts covering 333 additional sites (the “DODO Sites”), subject to certain adjustments, and, in exchange therefore, the Partnership transferred to Circle K all of the limited partnership units in CST Fuel Supply that were owned by the Partnership, which represent 17.5% of the outstanding units of CST Fuel Supply (collectively, the “CST Fuel Supply Exchange”). Twelve Properties and 49 DODO Sites (collectively, the “Removed Properties”) were removed from the Exchange Transaction prior to closing, and Circle K made an aggregate payment of approximately $13.4 million to us at closing in lieu of the Removed Properties, in each case, pursuant to the terms and conditions of the CST Fuel Supply Exchange Agreement.

The assets exchanged by Circle K included (a) fee simple title to all land and other real property and related improvements owned by Circle K at the Properties, (b) Circle K’s leasehold interest in all land and other real property and related improvements leased by Circle K at the Properties, (c) all buildings and other improvements and permanently attached machinery, equipment and other fixtures located on the Properties, (d) all tangible personal property owned by Circle K on the Properties, including all underground storage tanks located on the Properties, (e) all of Circle K’s rights under the dealer agreements related to the Properties and the DODO Sites, (f) Circle K’s rights under the leases to the leased Properties and all tenant leases and certain other contracts related to the Properties, (g) all fuel inventory owned by Circle K and stored in the underground storage tanks at locations operated by dealers that are independent commission marketers, (h) all assignable permits related to the Properties and related assets owned by Circle K, (i) all real estate records and related registrations and reports and other books and records of Circle K to the extent relating to the Properties, and (j) all other intangible assets associated with the foregoing assets (collectively, the “Assets”).  The Partnership will also assume certain liabilities associated with the Assets.

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

In connection with the execution of the CST Fuel Supply Exchange Agreement, the Partnership and Circle K also entered into an Environmental Responsibility Agreement, dated as of November 19, 2019 (the “Environmental Responsibility Agreement”), which agreement sets forth the parties’ respective liabilities and obligations with respect to environmental matters relating to the Properties. As further described in the Environmental Responsibility Agreement, Circle K will retain liability for known environmental contamination or non-compliance at the Properties, and the Partnership will assume liability for unknown environmental contamination and non-compliance at the Properties.

The terms of the CST Fuel Supply Exchange Agreement were approved by the independent conflicts committee of the Board.

In connection with closing on the CST Fuel Supply Exchange, on March 25, 2020, we entered into a limited consent (the “Consent”) to our credit facility, among the Partnership, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent. Pursuant to the Consent, the lenders consented to the consummation of the CST Fuel Supply Exchange.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of our investment in CST Fuel Supply that was divested and the Assets acquired was $69.0 million based on a discounted cash flow analysis. We accounted for the divestiture of our investment in CST Fuel Supply under ASC 860, “Transfers and Servicing.” We recorded a gain on the divestiture of our investment in CST Fuel Supply of $67.6 million in the first quarter of 2020, representing the fair value of assets received less the carrying value of the investment exchanged. We have no involvement with CST Fuel Supply subsequent to closing on the CST Fuel Supply Exchange. Additionally, we recorded the following to reflect the acquisition of the Assets (in thousands):

Motor fuel inventory	$854
Property and equipment, net	23,590
Right-of-use assets, net	4,168
Intangible assets, net	35,636
Total assets	$64,248

Accounts payable	$264
Current portion of operating lease obligations	1,129
Operating lease obligations, less current portion	5,479
Asset retirement obligations	1,240
Other long-term liabilities	3,086
Total liabilities	$11,198
Net assets acquired	$53,050

Cash received from Circle K in lieu of Removed Properties	$13,439
Cash received from Circle K related to net liabilities assumed	2,496
Total cash received from Circle K	$15,935
Total fair value of assets received in CST Fuel Supply Exchange	$68,985

Note 4. RETAIL AND WHOLESALE ACQUISITION

On April 14, 2020, we closed on an asset purchase agreement (“Asset Purchase Agreement”) with the sellers (“Sellers”) signatories thereto, including certain entities affiliated with Joseph V. Topper, Jr. Pursuant to the Asset Purchase Agreement, we completed the acquisition of the retail operations at 169 sites (154 company operated sites and 15 commission sites), wholesale fuel distribution to 110 sites, including 53 third-party wholesale dealer contracts, and leasehold interests in 62 sites.

The Asset Purchase Agreement provides for an aggregate consideration of $36 million, exclusive of inventory and in-store cash, with approximately $21 million paid in cash and 842,891 newly-issued common units valued at $15 million and calculated based on the volume weighted average trading price of $17.80 per common unit for the 20-day period ended on January 8, 2020, five business days prior to the announcement of the transaction. The 842,891 common units were issued to entities controlled by Joseph V. Topper, Jr. The cash portion of the purchase consideration is subject to customary post-closing adjustments pending satisfaction of conditions set forth in the Asset Purchase Agreement. The cash portion of the purchase price was financed with borrowings under our credit facility.

In connection with the closing of the transactions contemplated under the Asset Purchase Agreement, we assumed certain contracts with third parties and affiliates necessary for the continued operation of the sites, including agreements with dealers and franchise agreements. Further, we have entered into customary triple-net ten-year master leases with certain affiliates of the Topper Group, with an aggregate annual rent of $8.1 million payable by the Partnership.

In connection with the consummation of the transactions contemplated by the Asset Purchase Agreement, our contracts with one of the Sellers, DMS, were terminated and DMS is no longer a customer or lessee of the Partnership.

In addition, the parties performed Phase I environmental site assessments with respect to certain sites. The Sellers agreed to retain liability for known environmental contamination or non-compliance at certain sites, and the Partnership agreed to assume liability for unknown environmental contamination and non-compliance at certain sites.

Further, the Asset Purchase Agreement contains customary representations and warranties of the parties as well as indemnification obligations by Sellers and the Partnership, respectively, to each other. The indemnification obligations must be asserted within 18 months of the closing and are limited to an aggregate of $7.2 million for each party.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The terms of the Asset Purchase Agreement were approved by the independent conflicts committee of the Board.

Note 5. ASSETS HELD FOR SALE

We have classified 35 sites and 24 sites as held for sale at March 31, 2020 and December 31, 2019, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Land	$12,372	$10,082
Buildings and site improvements	5,360	5,178
Equipment	1,653	1,383
Total	19,385	16,643
Less accumulated depreciation	(3,054)	(3,412)
Assets held for sale	$16,331	$13,231

During the first quarter of 2020, we sold six properties for $5.0 million of proceeds, resulting in a gain of $1.6 million.

The increase in the number of sites classified as assets held for sale is related to our ongoing real estate rationalization effort.

Note 6. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Land	$261,404	$257,131
Buildings and site improvements	297,326	296,411
Leasehold improvements	9,484	9,350
Equipment	202,220	194,997
Construction in progress	5,700	4,638
Property and equipment, at cost	776,134	762,527
Accumulated depreciation and amortization	(201,550)	(196,611)
Property and equipment, net	$574,584	$565,916

We recorded an impairment charge of $5.2 million during the three months ended March 31, 2020, included within depreciation, amortization and accretion expenses on the statement of operations.

See Notes 2 and 3 for information related to the closing of the Third Asset Exchange and the CST Fuel Supply Exchange.

Note 7. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	March 31, 2020			December 31, 2019
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$161,451	$(82,391)	$79,060	$124,479	$(79,791)	$44,688
Trademarks	1,078	(1,078)	—	1,078	(1,072)	6
Covenant not to compete	4,552	(4,281)	271	4,552	(4,250)	302
Total intangible assets	$167,081	$(87,750)	$79,331	$130,109	$(85,113)	$44,996

See Notes 2 and 3 for information related to the closing of the Third Asset Exchange and the CST Fuel Supply Exchange.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. DEBT

Our balances for long-term debt and finance lease obligations are as follows (in thousands):

	March 31,	December 31,
	2020	2019
Revolving credit facility	$511,500	$519,000
Finance lease obligations	22,035	22,630
Total debt and finance lease obligations	533,535	541,630
Current portion	2,515	2,471
Noncurrent portion	531,020	539,159
Deferred financing costs, net	4,039	4,300
Noncurrent portion, net of deferred financing costs	$526,981	$534,859

Our revolving credit facility is secured by substantially all of our assets. Letters of credit outstanding at March 31, 2020 and December 31, 2019 totaled $5.4 million. The amount of availability under the credit facility at March 31, 2020, after taking into consideration debt covenant restrictions, was $163.6 million.

Financial Covenants and Interest Rate

The credit facility contains certain financial covenants. We are required to maintain a consolidated leverage ratio for the most recently completed four fiscal quarters of 4.75 to 1.00. Such threshold is increased to 5.50 to 1.00 for the quarter during a specified acquisition period (as defined in the credit facility). Upon the occurrence of a qualified note offering (as defined in the credit facility), the consolidated leverage ratio when not in a specified acquisition period is increased to 5.25 to 1.00, while the specified acquisition period threshold remains 5.50 to 1.00. Upon the occurrence of a qualified note offering, we are also required to maintain a consolidated senior secured leverage ratio (as defined in the credit facility) for the most recently completed four fiscal quarter period of not greater than 3.75 to 1.00. Such threshold is increased to 4.00 to 1.00 for the quarter during a specified acquisition period. We are also required to maintain a consolidated interest coverage ratio (as defined in the credit facility) of at least 2.50 to 1.00. As of March 31, 2020, we were in compliance with these financial covenants.

Our borrowings under the revolving credit facility had a weighted-average interest rate of 3.34% as of March 31, 2020 (LIBOR plus an applicable margin, which was 2.25% as of March 31, 2020).

See Note 9 for information related to entering into interest rate swap contracts.

Note 9. INTEREST RATE SWAP CONTRACTS

On March 26, 2020, we entered into an interest rate swap contract to hedge against interest rate volatility on our variable rate borrowings under the credit facility. The interest payments on our credit facility vary based on monthly changes in the one-month LIBOR and changes, if any, in the applicable margin, which is based on our leverage ratio as further discussed in Note 8. The interest rate swap contract has a notional amount of $150 million, a fixed rate of 0.495% and matures on April 1, 2024. This interest rate swap contract has been designated as a cash flow hedge and is expected to be highly effective.

The fair value of this interest rate swap contract, which is included in accrued expenses and other current liabilities and other long-term liabilities, totaled $0.8 million at March 31, 2020. See Note 12 for additional information on the fair value of the interest rate swap contract.

We report the unrealized gains and losses on our interest rate swap contract designated as a highly effective cash flow hedge as a component of other comprehensive income and reclassify such gains and losses into earnings in the same period during which the hedged interest expense is recorded. Net realized gains and losses from settlements of the interest rate swap contract were insignificant for the three months ended March 31, 2020.

We currently estimate that a loss of $0.3 million will be reclassified from accumulated other comprehensive loss into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

On April 15, 2020, we entered into two additional interest rate swap contracts, each with notional amounts of $75 million, a fixed rate of 0.38% and that mature on April 1, 2024. These interest rate swap contracts have also been designated as cash flow hedges and are expected to be highly effective.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. RELATED-PARTY TRANSACTIONS

Transactions with Affiliates of Members of the Board

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from motor fuel sales and rental income from DMS were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues from motor fuel sales to DMS	$22,109	$34,120
Rental income from DMS	1,213	1,946

Accounts receivable from DMS totaled $1.1 million and $4.1 million at March 31, 2020 and December 31, 2019, respectively.

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

DMS severed 12 sites in January 2020 from the master lease and master fuel supply agreements.

See Note 4 regarding the termination of the master lease and master fuel supply agreements with DMS in connection with the acquisition of retail and wholesale assets that closed April 14, 2020.

Revenues from rental income from TopStar, an entity affiliated with Joseph V. Topper, Jr., were $0.1 million for the three months ended March 31, 2020 and were insignificant for the three months ended March 31, 2019.

CrossAmerica leases real estate from the Topper Group. Rent expense under these lease agreements was $0.3 million for the three months ended March 31, 2020 and 2019.

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

We incurred expenses under the Topper Group Omnibus Agreement totaling $3.5 million for the three months ended March 31, 2020. Such expenses are included in operating expenses and general and administrative expenses in the statement of operations. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Topper Group Omnibus Agreement totaled $0.6 million at March 31, 2020.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IDR and Common Unit Distributions

We distributed $0.1 million to the Topper Group related to its ownership of our IDRs and $7.9 million related to its ownership of our common units during the three months ended March 31, 2020, respectively. See Note 15 for information regarding the elimination of the IDRs.

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are performed by an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.1 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively. Accounts payable to this related party amounted to $0.2 million and $0.1 million at March 31, 2020 and December 31, 2019, respectively.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We sublease office space from the Topper Group that the Topper Group leases from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board. Rent expense amounted to $0.2 million for the three months ended March 31, 2020 and 2019.

Public Relations and Website Consulting Services

We have engaged a company affiliated with a member of the Board, for public relations and website consulting services. The cost of these services was insignificant for the three months ended March 31, 2020 and 2019.

Transactions with Circle K

As a result of the GP Purchase, Circle K is no longer a related party from November 19, 2019 forward. However, for comparability purposes, we have disclosed balance sheet disclosures as of March 31, 2020 and December 31, 2019 and income statement amounts for transactions with Circle K for the three months ended March 31, 2020 and 2019.

Fuel Sales and Rental Income

We sell wholesale motor fuel under a master fuel distribution agreement to 46 Circle K retail sites and lease real property on 40 retail sites to Circle K under a master lease agreement, each having initial 10-year terms. The master fuel distribution agreement provides us with a fixed wholesale mark-up per gallon. The master lease agreement is a triple net lease.

Revenues from wholesale fuel sales and real property rental income from Circle K were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues from motor fuel sales to Circle K	$29,224	$33,315
Rental income from Circle K	2,669	4,198

Accounts receivable from Circle K for fuel amounted to $1.1 million and $3.1 million at March 31, 2020 and December 31, 2019, respectively.

CST Fuel Supply Equity Interests

CST Fuel Supply provides wholesale motor fuel distribution to the majority of CST’s legacy U.S. retail sites at cost plus a fixed markup per gallon. From July 1, 2015 through the closing of the CST Fuel Supply Exchange, we owned a 17.5% total interest in CST Fuel Supply. We accounted for the income derived from our equity interest of CST Fuel Supply as “Income from CST Fuel Supply equity interests” on our statement of operations, which amounted to $3.2 million and $3.4 million for the three months ended March 31, 2020 and 2019, respectively.

See Note 3 for information regarding the CST Fuel Supply Exchange.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase of Fuel from Circle K

We purchase the fuel supplied to the following sets of sites from Circle K:

•	retail sites acquired in the Jet-Pep Assets acquisition;
•

Franchised Holiday Stores in the Upper Midwest (we no longer pay a franchise fee to Circle K due to the dealerization of these sites in the third quarter of 2019; however, for the three months ended March 31, 2019, such franchise fees were $0.4 million);

•	retail sites in which we have a leasehold interest that we acquired from Circle K in March and May of 2018;
•	retail sites acquired from CST in February 2015;
•	retail sites acquired from Circle K in the asset exchange transactions; and
•	certain other retail sites at which we are evaluating our fuel supply options.

In total, we purchased $36.8 million and $37.4 million of motor fuel from Circle K for the three months ended March 31, 2020 and 2019, respectively.

Effective February 1, 2018, Couche-Tard began renegotiating fuel carrier agreements, including our wholesale transportation agreements, with third party carriers. The independent conflicts committee of our Board approved an amendment to the Circle K Omnibus Agreement effective February 1, 2018 providing for the payment by us to an affiliate of Couche-Tard of a commission based on the volume purchased by us on the renegotiated wholesale transportation contracts. This commission is to compensate such affiliate of Couche-Tard for its services in connection with the renegotiations of our fuel carrier agreements with third party carriers, which resulted in overall reductions in transportation costs to us. This commission was insignificant for the three months ended March 31, 2020 and was $0.2 million for the three months ended March 31, 2019.

Amounts payable to Circle K related to these fuel purchases and freight commissions totaled $2.0 million and $4.7 million at March 31, 2020 and December 31, 2019, respectively.

Transitional Omnibus Agreement, Circle K Omnibus Agreement and Management Fees

Upon the closing of the GP Purchase, the Partnership entered into a Transitional Omnibus Agreement, dated as of November 19, 2019 (the “Transitional Omnibus Agreement”), among the Partnership, the General Partner and Circle K. Pursuant to the Transitional Omnibus Agreement, Circle K agreed, among other things, to continue to provide, or cause to be provided, to the Partnership certain management, administrative and operating services, as provided under the Circle K Omnibus Agreement through June 30, 2020 with respect to certain services, unless earlier terminated or unless the parties extend the term of certain services.

We incurred expenses under the Transitional Omnibus Agreement and Circle K Omnibus Agreement, including incentive compensation costs and non-cash stock-based compensation expense, totaling $2.9 million for the three months ended March 31, 2019. Such expenses are included in operating expenses and general and administrative expenses in the statement of operations.

Amounts payable to Circle K related to expenses incurred by Circle K on our behalf in accordance with the Transitional Omnibus Agreement totaled $8.6 million and $11.5 million at March 31, 2020 and December 31, 2019, respectively. The liability balance at March 31, 2020 and December 31, 2019 includes omnibus charges that will be paid in equal quarterly payments through December 31, 2021. As such, $3.5 million and $4.6 million is classified within other noncurrent liabilities at March 31, 2020 and December 31, 2019, respectively.

In addition, from January 1, 2020 until the closing of the CST Fuel Supply Exchange, the General Partner will provide Circle K with certain administrative and operational services, on the terms and conditions set forth in the Transitional Omnibus Agreement. We recorded $0.5 million of income from such services as a reduction of operating expenses on our statement of operations for the period from January 1, 2020 through the closing of the CST Fuel Supply Exchange.

IDR and Common Unit Distributions

We distributed $0.1 million to Circle K related to its ownership of our IDRs and $3.9 million related to its ownership of our common units during the three months ended March 31, 2019, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. In the event we fail to purchase the required minimum volume for a given contract year, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. We did not incur any significant penalties during the three months ended March 31, 2020 or 2019.

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

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $4.1 million and $3.4 million at March 31, 2020 and December 31, 2019, respectively. Indemnification assets related to third-party escrow funds, state funds or insurance recorded on the balance sheet within other current assets and other noncurrent assets totaled $3.6 million and $3.0 million at March 31, 2020 and December 31, 2019, respectively. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

The estimates used in these loss accruals are based on all known facts at the time and an assessment of the ultimate remedial action outcomes. We will adjust loss accruals as further information becomes available or circumstances change. Among the many uncertainties that impact the estimates are the necessary regulatory approvals for, and potential modifications of remediation plans, the amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment and the possibility of existing legal claims giving rise to additional claims.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Similarly, Circle K has indemnified us with respect to known contamination at the sites it has transferred to us under the Asset Exchange Agreement and CST Fuel Supply Exchange Agreement. As such, these environmental liabilities and indemnification assets are not recorded on the balance sheet of the Partnership.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels in 2020 or 2019.

As further discussed in Note 9, in March 2020, we entered into an interest rate swap contract. We used an income approach to measure the fair value of this contract, utilizing a forward LIBOR yield curve for the same period as the future interest rate swap settlements. These fair value measurements are classified as Level 2.

As further discussed in Note 13, we have accrued for unvested phantom units and phantom performance units as a liability and adjust that liability on a recurring basis based on the market price of our common units each balance sheet date. These fair value measurements are classified as Level 1.

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of March 31, 2020 and December 31, 2019 due to the short-term maturity of these instruments. The fair value of the revolving credit facility approximated its carrying values of $511.5 million as of March 31, 2020 and $519.0 million as of December 31, 2019, due to the frequency with which interest rates are reset and the consistency of the market spread.

Note 13. EQUITY-BASED COMPENSATION

Partnership Equity-Based Awards

There was no new CrossAmerica equity-based award activity for the three months ended March 31, 2020.

CrossAmerica equity-based compensation expense was insignificant and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. The liability for CrossAmerica equity-based awards was insignificant for both March 31, 2020 and December 31, 2019.

CST Equity-Based Awards

Equity-based compensation expense for CST equity-based awards charged to us under the Transitional Omnibus Agreement and the Circle K Omnibus Agreement was insignificant for the three months ended March 31, 2020 and $0.1 million for the three months ended March 31, 2019.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was passed on March 27, 2020, which establishes a five-year carryback of net operating losses (NOLs) generated in 2018, 2019 and 2020 and temporarily suspends the 80% limitation on the use of NOLs in 2018, 2019 and 2020. The CARES Act also increases the adjusted taxable income limitation from 30% to 50% for business interest deductions under IRC Section 163(j) for 2019 and 2020. The CARES Act did not have a material impact on our financial statements for the first quarter of 2020, although we continue to assess its implications.

We recorded an insignificant income tax benefit and income tax expense of $0.1 million for the three months ended March 31, 2020 and 2019, respectively, as a result of the income/losses generated by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only LGWS is subject to income tax.

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

Since February 6, 2020, our common units are the only participating securities. See “Equity Restructuring” below for additional information.

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Distributions paid	$18,111	$18,099
Allocation of distributions in excess of net income	53,817	(18,020)
Limited partners’ interest in net income - basic and diluted	$71,928	$79
Denominator:
Weighted-average limited partnership units outstanding - basic	35,994,972	34,444,113
Adjustment for phantom and phantom performance units	961	12,352
Weighted-average limited partnership units outstanding - diluted	35,995,933	34,456,465
Net income per limited partnership unit - basic and diluted	$2.00	$0.00

Distributions paid per common unit	$0.5250	$0.5250
Distributions declared (with respect to each respective period) per common unit	$0.5250	$0.5250

Distributions

Distribution activity for 2020 is as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2019	February 3, 2020	February 10, 2020	$0.5250	$18,111
March 31, 2020	May 5, 2020	May 12, 2020	0.5250	19,881

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Restructuring

On January 15, 2020, the Partnership entered into an Equity Restructuring Agreement (the “Equity Restructuring Agreement”) with the General Partner and Dunne Manning CAP Holdings II LLC (“DM CAP Holdings”), a wholly owned subsidiary of DMP.

Pursuant to the Equity Restructuring Agreement, all of the outstanding IDRs of the Partnership, all of which were held by DM CAP Holdings, were cancelled and converted into 2,528,673 newly-issued common units representing limited partner interests in the Partnership based on a value of $45 million and calculated using the volume weighted average trading price of $17.80 per common unit for the 20-day period ended on January 8, 2020, five business days prior to the execution of the Equity Restructuring Agreement (the “20-day VWAP”).

This transaction closed on February 6, 2020, after the record date for the distribution payable on the Partnership’s common units with respect to the fourth quarter of 2019.

Simultaneously with the closing of the equity restructuring, the General Partner executed and delivered the Second Amended and Restated Agreement of Limited Partnership of the Partnership (the “Second Amended and Restated Partnership Agreement”) to give effect to the Equity Restructuring Agreement.

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

Note 16. SEGMENT REPORTING

We conduct our business in two segments: 1) the Wholesale segment and 2) the Retail segment. The Wholesale segment includes the wholesale distribution of motor fuel to lessee dealers, independent dealers, commission agents, DMS, Circle K and through September 2019, company operated retail sites. We have exclusive motor fuel distribution contracts with lessee dealers who lease the property from us. We also have exclusive distribution contracts with independent dealers to distribute motor fuel but do not collect rent from the independent dealers. Similar to lessee dealers, we have motor fuel distribution agreements with DMS and Circle K and collect rent from both. The Retail segment includes the retail sale of motor fuel at retail sites operated by commission agents and through September 2019, the sale of convenience merchandise items and the retail sale of motor fuel at company operated sites. A commission agent is a retail site where we retain title to the motor fuel inventory and sell it directly to our end user customers. At commission agent retail sites, we manage motor fuel inventory pricing and retain the gross profit on motor fuel sales, less a commission to the agent who operates the retail site. Similar to our Wholesale segment, we also generate revenues through leasing or subleasing real estate in our Retail segment.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended March 31, 2020
Revenues from fuel sales to external customers	$302,123	$65,769	$—	$367,892
Intersegment revenues from fuel sales	47,906	—	(47,906)	—
Rent income	20,468	2,220	—	22,688
Other revenue	1,115	—	—	1,115
Total revenues	$371,612	$67,989	$(47,906)	$391,695

Income from CST Fuel Supply equity interests	$3,202	$—	$—	$3,202
Operating income	$29,265	$395	$47,772	$77,432

Three Months Ended March 31, 2019
Revenues from fuel sales to external customers	$329,913	$99,600	$—	$429,513
Intersegment revenues from fuel sales	75,881	—	(75,881)	—
Revenues from food and merchandise sales	—	20,016	—	20,016
Rent income	19,636	2,002	—	21,638
Other revenue	619	—	—	619
Total revenues	$426,049	$121,618	$(75,881)	$471,786

Income from CST Fuel Supply equity interests	$3,426	$—	$—	$3,426
Operating income (loss)	$24,288	$608	$(17,284)	$7,612

From the dealerization of the 46 company operated sites in the third quarter of 2019 through March 31, 2020, we did not have any company operated sites. See Note 4 for information related to the acquisition of retail and wholesale assets.

Receivables relating to the revenue streams above are as follows (in thousands):

	March 31,	December 31,
	2020	2019
Receivables from fuel and merchandise sales	$21,037	$33,032
Receivables for rent and other lease-related charges	8,686	9,318
Total accounts receivable	$29,723	$42,350

Performance obligations are satisfied as fuel is delivered to the customer. Many of our contracts with our customers include minimum purchase volumes measured on a monthly basis, although such revenue is not material. Receivables from fuel are recognized on a per-gallon rate and are generally collected within 10 days of delivery.

The balance of unamortized costs incurred to obtain certain contracts with customers was $6.7 million and $6.5 million at March 31, 2020 and December 31, 2019, respectively. Amortization of such costs is recorded against operating revenues and amounted to $0.3 million for the three months ended March 31, 2020 and $0.2 million for the three months ended March 31, 2019.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Decrease (increase):
Accounts receivable	$9,238	$(3,077)
Accounts receivable from related parties	2,612	(2,933)
Inventories	1,840	(987)
Other current assets	479	848
Other assets	(423)	(519)
Increase (decrease):
Accounts payable	(10,498)	2,838
Accounts payable to related parties	482	1,416
Motor fuel taxes payable	(2,402)	117
Accrued expenses and other current liabilities	(1,570)	(590)
Other long-term liabilities	(568)	678
Changes in operating assets and liabilities, net of acquisitions	$(810)	$(2,209)

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for interest	$5,330	$6,406
Cash paid for income taxes, net of refunds received	(5)	135

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Three Months Ended March 31,
	2020	2019
Lease liability arising from obtaining right-of-use assets	$7,351	$—

Note 18. SEPARATION BENEFITS

We dealerized the remaining 46 company operated sites in the third quarter of 2019. As a result of communicating a plan to exit the company operated business, we recorded separation benefit costs totaling $0.4 million in the first quarter of 2019, which was paid during the first quarter of 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, credit ratings, distribution growth, potential growth opportunities, potential operating performance improvements, potential improvements in return on capital employed, the effects of competition and the effects of future legislation or regulations. You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “guidance,” “outlook,” “effort,” “target” and similar expressions. Such statements are based on our current plans and expectations and involve risks and uncertainties that could potentially affect actual results. These forward-looking statements include, among other things, statements regarding:

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

In general, we based the forward-looking statements included in this report on our current expectations, estimates and projections about our company and the industry in which we operate. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties we cannot predict. We anticipate that subsequent events and market developments will cause our estimates to change. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	the Topper Group’s business strategy and operations and the Topper Group’s conflicts of interest with us;
•	availability of cash flow to pay the current quarterly distributions on our common units;
•	the availability and cost of competing motor fuels;
•	motor fuel price volatility or a reduction in demand for motor fuels, including as a result of the COVID-19 Pandemic;
•	competition in the industries and geographical areas in which we operate;
•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;
•	environmental compliance and remediation costs;
•	our existing or future indebtedness and the related interest expense and our ability to comply with debt covenants;
•	our liquidity, results of operations and financial condition;
•	failure to comply with applicable tax and other regulations or governmental policies;
•	future legislation and changes in regulations, governmental policies, immigration laws and restrictions or changes in enforcement or interpretations thereof;
•	future regulations and actions that could expand the non-exempt status of employees under the Fair Labor Standards Act;
•	future income tax legislation;
•	changes in energy policy;

•	increases in energy conservation efforts;
•	technological advances;
•	the impact of worldwide economic and political conditions;
•	the impact of wars and acts of terrorism;
•	weather conditions or catastrophic weather-related damage;
•	earthquakes and other natural disasters;
•	hazards and risks associated with transporting and storing motor fuel;
•	unexpected environmental liabilities;
•	the outcome of pending or future litigation; and
•

our ability to comply with federal and state laws and regulations, including those related to environmental matters, the sale of alcohol, cigarettes and fresh foods, employment and health benefits, including the Affordable Care Act, immigration and international trade.

You should consider the risks and uncertainties described above and elsewhere in this report, including under Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A “Risk Factors,” included in our Form 10-K filed with the SEC, in connection with considering any forward-looking statements that may be made by us and our businesses generally. We cannot assure you that anticipated results or events reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements included in this report are made as of the date of this report. We undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events after the date of this report, except as required by law.

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

•

Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three months ended March 31, 2020 and 2019 and non-GAAP financial measures.

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

Pursuant to the Equity Restructuring Agreement, all of the outstanding IDRs of the Partnership, all of which were held by DM CAP Holdings, were cancelled and converted into 2,528,673 newly-issued common units representing limited partner interests in the Partnership based on a value of $45 million and calculated using the volume weighted average trading price of $17.80 per common unit for the 20-day period ended on January 8, 2020, five business days prior to the execution of the Equity Restructuring Agreement (the “20-day VWAP”).

This transaction closed on February 6, 2020, after the record date for the distribution payable on the Partnership’s common units with respect to the fourth quarter of 2019.

Simultaneously with the closing of the equity restructuring, the General Partner executed and delivered the Second Amended and Restated Agreement of Limited Partnership of the Partnership (the “Second Amended and Restated Partnership Agreement”) to give effect to the Equity Restructuring Agreement.

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

Asset Exchange Transactions with Circle K

Third Asset Exchange

On February 25, 2020, the closing of the third tranche of asset exchanges under the Asset Exchange Agreement, entered into with Circle K on December 17, 2018 (the “Asset Exchange Agreement”), occurred (the “Third Asset Exchange”). In this Third Asset Exchange, Circle K transferred to the Partnership ten (all fee) U.S. company operated convenience and fuel retail stores (“CK Properties”) having an aggregate fair value of approximately $11.0 million, and the Partnership transferred to Circle K the real property for five of the master lease properties (“CAPL Properties”) having an aggregate fair value of approximately $10.3 million.

In connection with the closing of the Third Asset Exchange, the stores transferred by Circle K were dealerized as contemplated by the Asset Exchange Agreement and Circle K’s rights under the dealer agreements and agent agreements that were entered into in connection therewith were assigned to the Partnership.

We accounted for the first two tranches of the asset exchange as transactions between entities under common control as our General Partner was owned by Circle K at the time of closing on those transactions. Since our General Partner was acquired by the Topper Group in November 2019, the Partnership and Circle K are not entities under common control at the time of closing on the Third Asset Exchange. As such, we have recognized a gain on the sale of the five CAPL properties of $1.8 million in the statement of operations.

Fourth and Fifth Asset Exchanges

We closed on the fourth and fifth tranches of the asset exchanges on April 7, 2020 and May 5, 2020, respectively. The stores transferred by Circle K were dealerized as contemplated by the Asset Exchange Agreement and Circle K’s rights under the dealer agreements and agent agreements that were entered into in connection therewith were assigned to the Partnership.

In this fourth asset exchange, Circle K transferred to the Partnership 13 (11 fee; 2 leased) U.S. company operated convenience and fuel retail stores having an aggregate fair value of approximately $13.1 million, and the Partnership transferred to Circle K the real property for seven of the master lease properties having an aggregate fair value of approximately $12.8 million.

In the fifth asset exchange, Circle K transferred to the Partnership 29 (22 fee; 7 leased) U.S. company operated convenience and fuel retail stores having an aggregate fair value of approximately $31.5 million, and the Partnership transferred to Circle K the real property for 13 of the master lease properties having an aggregate fair value of approximately $31.7 million.

There are 24 CK Properties and four CAPL Properties remaining to be exchanged, which are anticipated to close in the second half of 2020.

See Note 2 to the financial statements for additional information.

CST Fuel Supply Exchange Agreement

Effective March 25, 2020, pursuant to the terms of the previously announced CST Fuel Supply Exchange Agreement dated as of November 19, 2019 (the “CST Fuel Supply Exchange Agreement”), between the Partnership and Circle K, Circle K  transferred to the Partnership 33 owned and leased convenience store properties (the “Properties”) and certain assets (including fuel supply agreements) relating to such Properties, as well as U.S. wholesale fuel supply contracts covering 333 additional sites (the “DODO Sites”), subject to certain adjustments, and, in exchange therefore, the Partnership transferred to Circle K all of the limited partnership units in CST Fuel Supply that were owned by the Partnership, which represent 17.5% of the outstanding units of CST Fuel Supply (collectively, the “CST Fuel Supply Exchange”). Twelve Properties and 49 DODO Sites (collectively, the “Removed Properties”) were removed from the Exchange Transaction prior to closing, and Circle K made an aggregate payment of approximately $13.4 million to us at closing in lieu of the Removed Properties, in each case, pursuant to the terms and conditions of the CST Fuel Supply Exchange Agreement.

The assets exchanged by Circle K included (a) fee simple title to all land and other real property and related improvements owned by Circle K at the Properties, (b) Circle K’s leasehold interest in all land and other real property and related improvements leased by Circle K at the Properties, (c) all buildings and other improvements and permanently attached machinery, equipment and other fixtures located on the Properties, (d) all tangible personal property owned by Circle K on the Properties, including all underground storage tanks located on the Properties, (e) all of Circle K’s rights under the dealer agreements related to the Properties and the DODO Sites, (f) Circle K’s rights under the leases to the leased Properties and all tenant leases and certain other contracts related to the Properties, (g) all fuel inventory owned by Circle K and stored in the underground storage tanks at locations operated by dealers that are independent commission marketers, (h) all assignable permits related to the Properties and related assets owned by Circle K, (i) all real estate records and related registrations and reports and other books and records of Circle K to the extent relating to the Properties, and (j) all other intangible assets associated with the foregoing assets (collectively, the “Assets”).  The Partnership will also assume certain liabilities associated with the Assets.

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

In connection with the execution of the CST Fuel Supply Exchange Agreement, the Partnership and Circle K also entered into an Environmental Responsibility Agreement, dated as of November 19, 2019 (the “Environmental Responsibility Agreement”), which agreement sets forth the parties’ respective liabilities and obligations with respect to environmental matters relating to the Properties. As further described in the Environmental Responsibility Agreement, Circle K will retain liability for known environmental contamination or non-compliance at the Properties, and the Partnership will assume liability for unknown environmental contamination and non-compliance at the Properties.

The terms of the CST Fuel Supply Exchange Agreement were approved by the independent conflicts committee of the Board.

In connection with closing on the CST Fuel Supply Exchange, on March 25, 2020, we entered into a limited consent (the “Consent”) to our credit facility, among the Partnership, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent. Pursuant to the Consent, the lenders consented to the consummation of the CST Fuel Supply Exchange.

The fair value of our investment in CST Fuel Supply that was divested and the Assets acquired was $69.0 million based on a discounted cash flow analysis. We accounted for the divestiture of our investment in CST Fuel Supply under ASC 860, “Transfers and Servicing.” We recorded a gain on the divestiture of our investment in CST Fuel Supply of $67.6 million in the first quarter of 2020, representing the fair value of assets received less the carrying value of the investment exchanged. We have no involvement with CST Fuel Supply subsequent to closing on the CST Fuel Supply Exchange.

See Note 3 to the financial statements for additional information.

Retail and Wholesale Acquisition

On April 14, 2020, we closed on an asset purchase agreement (“Asset Purchase Agreement”) with the sellers (“Sellers”) signatories thereto, including certain entities affiliated with Joseph V. Topper, Jr. Pursuant to the Asset Purchase Agreement, we completed the acquisition of the retail operations at 169 sites (154 company operated sites and 15 commission sites), wholesale fuel distribution to 110 sites, including 53 third-party wholesale dealer contracts, and leasehold interests in 62 sites.

The Asset Purchase Agreement provides for an aggregate consideration of $36 million, exclusive of inventory and in-store cash, with approximately $21 million paid in cash and 842,891 newly-issued common units valued at $15 million and calculated based on the volume weighted average trading price of $17.80 per common unit for the 20-day period ended on January 8, 2020, five business days prior to the announcement of the transaction. The 842,891 common units were issued to entities controlled by Joseph V. Topper, Jr. The cash portion of the purchase consideration is subject to customary post-closing adjustments pending satisfaction of conditions set forth in the Asset Purchase Agreement. The cash portion of the purchase price was financed with borrowings under our credit facility.

In connection with the closing of the transactions contemplated under the Asset Purchase Agreement, we assumed certain contracts with third parties and affiliates necessary for the continued operation of the sites, including agreements with dealers and franchise agreements. Further, we have entered into customary triple-net ten-year master leases with certain affiliates of the Topper Group, with an aggregate annual rent of $8.1 million payable by the Partnership.

In connection with the consummation of the transactions contemplated by the Asset Purchase Agreement, our contracts with one of the Sellers, DMS, were terminated and DMS is no longer a customer or lessee of the Partnership.

In addition, the parties performed Phase I environmental site assessments with respect to certain sites. The Sellers agreed to retain liability for known environmental contamination or non-compliance at certain sites, and the Partnership agreed to assume liability for unknown environmental contamination and non-compliance at certain sites.

Further, the Asset Purchase Agreement contains customary representations and warranties of the parties as well as indemnification obligations by Sellers and the Partnership, respectively, to each other. The indemnification obligations must be asserted within 18 months of the closing and are limited to an aggregate of $7.2 million for each party.

The terms of the Asset Purchase Agreement were approved by the independent conflicts committee of the Board.

With this transaction, we not only added wholesale fuel contracts to our portfolio but added retail assets and reestablished a retail capability that enables us to pursue a broader range of acquisition opportunities and provides greater flexibility for optimizing the class of trade for each asset in our portfolio.

See Note 4 to the financial statements for additional information.

Interest Rate Swap Contracts

On March 26, 2020, we entered into an interest rate swap contract to hedge against interest rate volatility on our variable rate borrowings under the credit facility. The interest payments on our credit facility vary based on monthly changes in the one-month LIBOR and changes, if any, in the applicable margin, which is based on our leverage ratio as further discussed in Note 8 to the financial statements. The interest rate swap contract has a notional amount of $150 million, a fixed rate of 0.495% and matures on April 1, 2024. This interest rate swap contract has been designated as a cash flow hedge and is expected to be highly effective.

On April 15, 2020, we entered into two additional interest rate swap contracts, each with notional amounts of $75 million, a fixed rate of 0.38% and that mature on April 1, 2024. These interest rate swap contracts have also been designated as cash flow hedges and are expected to be highly effective.

As a result of entering into these interest rate swap contracts, we have effectively converted approximately 60% of our variable rate borrowings under our credit facility to a fixed rate.

See Note 9 to the financial statements for additional information.

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

See Note 10 to the financial statements for additional information.

COVID-19 Pandemic

During the first quarter of 2020, an outbreak of a novel strain of coronavirus spread worldwide, including to the U.S., posing public health risks that have reached pandemic proportions. The COVID-19 Pandemic poses a threat to the health and economic wellbeing of employees of the Topper Group that provide services to us, customers, vendors, distribution channels and other business partners. Currently, our operations have been deemed essential by the state and local governments in which we operate. Of the 33 states in which we operate, 30 are under a state mandated stay-at-home order, limiting our customers to only essential travel. The operation of all of our retail sites is critically dependent on employees of the Topper Group who staff these locations. To ensure the wellbeing of those employees and their families, we have implemented safety protocols as outlined by the CDC’s guidelines for the COVID-19 Pandemic to support daily field operations and provided personal protection equipment to those employees whose positions necessitate them, and we have implemented work from home policies at our corporate office consistent with CDC guidance to reduce the risks of exposure to the COVID-19 Pandemic while still supporting our operations.

We do not have fleet operations but rely on common carriers to distribute and deliver our products. If these distribution channels were adversely impacted by the COVID-19 Pandemic, delivery of our products could be jeopardized. Also, sustained volume decreases and less foot-traffic resulting from the COVID-19 Pandemic may lead to cash flow constraints at our dealer-operated locations potentially leading to a default on their fuel supply or lease agreements with us.

We may incur additional costs related to the implementation prescribed safety protocols related to the COVID-19 Pandemic. With the April 14, 2020 closing of our acquisition of retail and wholesale assets, the Partnership now has 154 company operated sites (see Note 4 to the financial statements for additional information). In the event there are confirmed diagnoses of COVID-19 within a significant number of these stores, we may incur costs related to the closing and subsequent cleaning of these stores and the ability to adequately staff the impacted sites. We may also experience reputation risk as consumers may choose to frequent alternate locations not operated by us.

The impact of COVID-19 to the results for the first quarter of 2020 was not material. However, we experienced a decrease in fuel volume starting in mid-to-late March and continuing through April. For the first quarter of 2020, the negative impact of the volume decrease on fuel gross profit was offset by the positive impact from the decline in crude prices, which increased DTW margins.

As a result of the implications of COVID-19, we assessed property and equipment, other long-lived assets and goodwill for impairment and concluded no assets were impaired as of March 31, 2020. See Note 6 for information regarding impairment charges related primarily to classifying sites as assets held for sale.

We cannot predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flows. Sustained decreases in fuel volume or erosion of margin could have a material adverse effect on our results of operations, cash flow, financial position and ultimately our ability to pay distributions.

Significant Factors Affecting our Profitability

The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit

Wholesale segment

The prices paid to our motor fuel suppliers for wholesale motor fuel (which affects our cost of sales) are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations. We receive a fixed mark-up per gallon on approximately 83% of gallons sold to our customers. The remaining gallons are primarily DTW priced contracts with our customers. These contracts provide for variable, market-based pricing that results in motor fuel gross profit effects similar to retail motor fuel gross profits (as crude oil prices decline, motor fuel gross profit generally increases, as discussed in our Retail segment below). The increase in DTW gross profit results from the cost of wholesale motor fuel declining at a faster rate as compared to the rate that retail motor fuel prices decline. Conversely, our DTW motor fuel gross profit declines when the cost of wholesale motor fuel increases at a faster rate as compared to the rate that retail motor fuel prices increase.

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

Changes in our average motor fuel selling price per gallon and gross profit per gallon are directly related to the changes in crude oil and wholesale motor fuel prices. Variations in our reported revenues and cost of sales are, therefore, primarily related to the price of crude oil and wholesale motor fuel prices and generally not as a result of changes in motor fuel sales volumes, unless otherwise indicated and discussed below.

We typically experience lower retail motor fuel gross profit per gallon in periods when the wholesale cost of motor fuel increases, and higher retail motor fuel gross profit per gallon in periods when the wholesale cost of motor fuel declines.

As previously reported, we dealerized our remaining company operated sites in the third quarter of 2019. As a result of this transition, we did not have any company operated sites for the period from September 30, 2019 through closing on the retail and wholesale acquisition on April 14, 2020.

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

Acquisition and Financing Activity

Our results of operations and financial condition are also impacted by our acquisition and financing activities as summarized below.

•	On April 1, 2019, we entered into a new credit facility as disclosed in our Form 10-K.
•	On May 21, 2019, September 5, 2019 and February 25, 2020, we completed the first three tranches of the asset exchange with Circle K as further described in Note 2 to the financial statements.
•	On February 6, 2020, we closed on the Equity Restructuring Agreement that eliminated the IDRs as further discussed in Note 15 to the financial statements.
•	Effective March 25, 2020, we closed on the CST Fuel Supply Exchange as further described in Note 3 to the financial statements.

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating revenues	$391,695	$471,786
Costs of sales	355,966	434,709
Gross profit	35,729	37,077

Income from CST Fuel Supply equity interests	3,202	3,426
Operating expenses:
Operating expenses	10,723	15,353
General and administrative expenses	4,480	4,418
Depreciation, amortization and accretion expense	17,227	13,061
Total operating expenses	32,430	32,832
Gain (loss) on dispositions and lease terminations, net	70,931	(59)
Operating income	77,432	7,612
Other income, net	137	86
Interest expense	(5,540)	(7,337)
Income before income taxes	72,029	361
Income tax (benefit) expense	(32)	149
Net income	72,061	212
IDR distributions	(133)	(133)
Net income available to limited partners	$71,928	$79

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Consolidated Results

Operating revenues decreased $80.1 million (17%), while gross profit decreased $1.3 million (4%).

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $54.4 million (13%) decrease in our Wholesale segment revenues primarily attributable to the decrease in crude oil prices. The average daily spot price of WTI crude oil decreased 17% to $45.34 per barrel for the first quarter of 2020, compared to $54.82 per barrel for the first quarter of 2019. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Additionally, volume declined 5% primarily as a result of the COVID-19 Pandemic, partially offset by volume generated by the asset exchanges with Circle K.

•

A $53.6 million (44%) decrease in our Retail segment revenues primarily attributable to a 34% decrease in volume and the decrease in retail food and merchandise sales driven by the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the dealerization of 46 company operated sites in the third quarter of 2019.

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

Our intersegment revenues decreased $28.0 million (37%), primarily attributable to the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the dealerization of 46 company operated sites in the third quarter of 2019 and the decrease in wholesale prices discussed above.

Cost of sales

Cost of sales decreased $78.7 million (18%) as a result of the decrease in wholesale motor fuel prices and volume decreases as well as the decrease in merchandise sales from the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the dealerization of 46 company operated sites discussed above. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for operating expenses analyses.

General and administrative expenses

General and administrative expenses increased $0.1 million (1%) primarily attributable to a $0.9 million increase in acquisition-related costs driven by the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets, partially offset by a decrease in omnibus charges associated with the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the 46 company operated dealerized in the third quarter of 2019, lower legal fees and lower equity-based compensation expense.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $4.2 million primarily due to $5.2 million of impairment charges recorded in the first quarter of 2020 in connection with our reprioritization of divesting lower performing assets and the resulting reclassification of these sites to assets held for sale, partially offset by a reduction primarily driven by assets becoming fully depreciated or amortized.

Gain (loss) on dispositions and lease terminations, net

During the three months ended March 31, 2020, we recorded a $67.6 million gain on the sale of our 17.5% investment in CST Fuel Supply. In addition, we also recorded a gain of $1.8 million related to sale of five CAPL properties as part of the Third Asset Exchange. See Notes 2 and 3 to the financial statements for additional information.

Interest expense

Interest expense decreased $1.8 million (25%) primarily driven by a reduction in interest expense on borrowings under our credit facility due to a decrease in the average interest rate from 5.3% to 3.7%.

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

Wholesale

The following table highlights the results of operations and certain operating metrics of our Wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended March 31,
	2020	2019
Gross profit:
Motor fuel–third party	$13,040	$8,068
Motor fuel–intersegment and related party	6,853	6,702
Motor fuel gross profit	19,893	14,770
Rent gross profit	14,129	13,591
Other revenues	1,115	619
Total gross profit	35,137	28,980
Income from CST Fuel Supply equity interests(a)	3,202	3,426
Operating expenses	(9,074)	(8,118)
Adjusted EBITDA(b)	$29,265	$24,288
Motor fuel distribution sites (end of period):(c)
Motor fuel–third party
Independent dealers(d)	660	363
Lessee dealers(e)	685	502
Total motor fuel distribution–third party sites	1,345	865
Motor fuel–intersegment and related party
DMS (related party)(f)	55	82
Circle K(g)	23	43
Commission agents (Retail segment)(h)	202	172
Company operated retail sites (Retail segment)(i)	—	63
Total motor fuel distribution–intersegment and related party sites	280	360
Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	1,048	863
Motor fuel-intersegment and related party distribution	258	363
Total motor fuel distribution sites	1,306	1,226
Volume of gallons distributed (in thousands)
Third party	177,497	151,397
Intersegment and related party	43,148	79,836
Total volume of gallons distributed	220,645	231,233

Wholesale margin per gallon	$0.090	$0.064

(a)	Represents income from our equity interest in CST Fuel Supply. See Note 3 to the financial statements for information regarding the CST Fuel Supply Exchange.
(b)	See the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Results of Operations—Non-GAAP Financial Measures.”
(c)	In addition, as of March 31, 2020 and 2019, we distributed motor fuel to 14 and 13 sub-wholesalers, respectively, who distributed to additional sites.
(d)

The increase in the independent dealer site count was primarily attributable to the 290 independent dealer contracts acquired in the CST Fuel Supply Exchange and the asset exchange with Circle K which resulted in 19 Circle K sites being converted to independent dealers.

(e)

The increase in the lessee dealer site count was primarily attributable to the 125 lessee dealer sites acquired in the asset exchanges with Circle K, the dealerization of 46 company operated sites, the 18 lessee dealer sites acquired in the CST Fuel Supply Exchange and converting sites operated by DMS to lessee dealer sites, partially offset by the divestiture of lower performing sites.

(f)	The decrease in the DMS site count was primarily attributable to converting DMS sites to lessee dealer sites.

(g)	The decrease in the Circle K site count was primarily attributable to the asset exchange with Circle K, which resulted in 19 Circle K sites being converted to independent dealer sites.
(h)	The increase in the commission site count was primarily attributable to the 37 commission sites acquired in the CST Fuel Supply Exchange.
(i)

The decrease in the company operated site count was primarily attributable to the first tranche of the asset exchange with Circle K as well as the dealerization of 46 company operated sites in the third quarter of 2019.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The results were driven by:

Motor fuel gross profit

The $5.1 million (35%) increase in motor fuel gross profit was primarily driven by DTW margins resulting from the decrease in crude prices from January 1, 2020 to March 31, 2020. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” In addition, the asset exchanges with Circle K generated incremental fuel gross profit, partially offset by the loss of volume driven by the COVID-19 Pandemic.

Volume declined 5% primarily as a result of the COVID-19 Pandemic, partially offset by volume generated by the asset exchanges with Circle K.

Rent gross profit

Rent gross profit increased $1.0 million (7%) as a result of the closed asset exchange transactions with Circle K and the dealerization of 46 company operated sites in the third quarter of 2019.

Operating expenses

Operating expenses increased $1.0 million (12%) primarily as a result of a general increase in operating expenses driven by the increase in the number of controlled sites due particularly to the asset exchanges with Circle K and the dealerization of 46 company operated sites in the third quarter of 2019.

Retail

The following table highlights the results of operations and certain operating metrics of our Retail segment. For the first quarter of 2020, the Retail segment was comprised solely of our commission sites as our acquisition of retail and wholesale assets closed on April 14, 2020 as further discussed in Note 4 to the financial statements. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of retail sites, gallons sold per day and per gallon amounts):

	Three Months Ended March 31,
	2020	2019
Gross profit:
Motor fuel	$405	$1,544
Merchandise and services	—	4,911
Rent	1,639	1,388
Total gross profit	2,044	7,843
Operating expenses	(1,649)	(7,235)
Adjusted EBITDA(a)	$395	$608

Retail sites (end of period):
Commission agents(b)	202	172
Company operated retail sites(c)	—	63
Total system sites at the end of the period	202	235

Total system operating statistics:
Average retail fuel sites during the period	170	235
Motor fuel sales (gallons per site per day)	1,865	2,060
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.014	$0.035

Commission agents statistics:
Average retail fuel sites during the period	170	172
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.014	$0.016

Company operated retail site statistics:
Average retail fuel sites during the period	—	63
Motor fuel gross profit per gallon, net of credit card fees	$—	$0.080
Merchandise and services gross profit percentage, net of credit card fees	0.0%	24.5%

(a)	See the reconciliation of our segment’s Adjusted EBITDA to consolidated net income under the heading “Results of Operations—Non-GAAP Financial Measures” below.
(b)	The increase in the commission site count was primarily attributable to the 37 commission sites acquired in the CST Fuel Supply Exchange.
(c)

The decrease in the company operated site count was primarily attributable to the first tranche of the asset exchange with Circle K and the dealerization of 46 company operated sites in the third quarter of 2019.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Gross profit decreased $5.8 million (74%) while operating expenses decreased $5.6 million (77%).

These results were impacted by:

Gross profit

•

Our motor fuel gross profit decreased $1.1 million (74%) attributable to a 34% decrease in volume driven by the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the dealerization of 46 company operated sites in the third quarter of 2019. As a result, the lower retail fuel margins in our commission agent business comprised a larger percentage of our overall retail fuel margins in 2020 as compared to 2019.

•

Our merchandise and services gross profit decreased $4.9 million (100%) as a result of the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the dealerization of 46 company operated sites in the third quarter of 2019.

•	Rent gross profit increased $0.3 million (18%) primarily as a result of incremental rent margin generated by our Alabama sites as a result of dispenser upgrades and rebranding of the sites.

Operating expenses

Operating expenses decreased $5.6 million (77%) due primarily to the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the dealerization of 46 company operated sites in the third quarter of 2019.

Non-GAAP Financial Measures

We use the non-GAAP financial measures EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio. EBITDA represents net income available to us before deducting interest expense, income taxes and depreciation, amortization and accretion (which includes certain impairment charges). Adjusted EBITDA represents EBITDA as further adjusted to exclude equity-based employee and director compensation expense, gains or losses on dispositions and lease terminations, net, certain discrete acquisition related costs, such as legal and other professional fees and separation benefit costs and certain other discrete non-cash items arising from purchase accounting. Distributable Cash Flow represents Adjusted EBITDA less cash interest expense, sustaining capital expenditures and current income tax expense. The Distribution Coverage Ratio is computed by dividing Distributable Cash Flow by the weighted-average diluted common units and then dividing that result by the distributions paid per limited partner unit.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Three Months Ended March 31,
	2020	2019
Net income available to limited partners	$71,928	$79
Interest expense	5,540	7,337
Income tax (benefit) expense	(32)	149
Depreciation, amortization and accretion expense	17,227	13,061
EBITDA	94,663	20,626
Equity-based employee and director compensation expense	31	202
(Gain) loss on dispositions and lease terminations, net(a)	(70,931)	59
Acquisition-related costs(b)	1,521	558
Adjusted EBITDA	25,284	21,445
Cash interest expense	(5,279)	(7,047)
Sustaining capital expenditures(c)	(640)	(326)
Current income tax benefit (expense)(d)	1,074	(815)
Distributable Cash Flow	$20,439	$13,257
Weighted-average diluted common units	35,996	34,456
Distributions paid per limited partner unit(e)	$0.5250	$0.5250
Distribution Coverage Ratio(f)	1.08x	0.73x
(a)

During the three months ended March 31, 2020, we recorded a $67.6 million gain on the sale of our 17.5% investment in CST Fuel Supply. In addition, we also recorded a gain of $1.8 million related to the sale of five CAPL properties as part of the Third Asset Exchange.

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

(d)	Excludes current income tax incurred on the sale of sites.
(e)

On April 23, 2020, the Board approved a quarterly distribution of $0.5250 per unit attributable to the first quarter of 2020. The distribution is payable on May 12, 2020 to all unitholders of record on May 5, 2020.

(f)

The distribution coverage ratio is computed by dividing Distributable Cash Flow by the weighted-average diluted common units and then dividing that result by the distributions paid per limited partner unit.

The following table reconciles our segment Adjusted EBITDA to Consolidated Adjusted EBITDA presented in the table above (in thousands):

	Three Months Ended March 31,
	2020	2019
Adjusted EBITDA - Wholesale segment	$29,265	$24,288
Adjusted EBITDA - Retail segment	395	608
Adjusted EBITDA - Total segment	$29,660	$24,896
Reconciling items:
Elimination of intersegment profit in ending inventory balance	(1,452)	254
General and administrative expenses	(4,480)	(4,418)
Other income, net	137	86
Equity-based employee and director compensation expense	31	202
Acquisition-related costs	1,521	558
IDR distributions	(133)	(133)
Consolidated Adjusted EBITDA	$25,284	$21,445

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are to finance our operations, fund acquisitions, service our debt and pay distributions to our unitholders. We expect our ongoing sources of liquidity to include cash generated by our operations and borrowings under our credit facility and, if available to us on acceptable terms, issuances of equity and debt securities. We regularly evaluate alternate sources of capital, including sale-leaseback financing of real property with third parties, to support our liquidity requirements.

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

We believe that we will have sufficient cash flow from operations, borrowing capacity under our credit facility and access to capital markets and alternate sources of funding to meet our financial commitments, debt service obligations, contingencies, anticipated capital expenditures and partnership distributions. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional equity and/or debt securities and/or maintain or increase distributions to unitholders.

See “Recent Developments—COVID-19 Pandemic” for a discussion of the impacts and potential impacts on our liquidity from the COVID-19 Pandemic as well as actions we have taken or could take to mitigate its impact.

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$17,794	$10,998
Net cash provided by (used) in investing activities	15,672	(6,993)
Net cash used in financing activities	(26,339)	(897)

Operating Activities

Net cash provided by operating activities increased $6.8 million for the three months ended March 31, 2020 compared to the same period in 2019, primarily attributable to the incremental cash flow generated by the asset exchanges with Circle K and the strong DTW margins in the first quarter of 2020.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as compared to the shorter settlement of receivables for fuel and rent.

Investing Activities

We received $15.9 million from Circle K in connection with the CST Fuel Supply Exchange that closed in March 2020; see Note 3 to the financial statements for additional information. In addition, we received $5.0 million during the first quarter of 2020 in connection with divesting lower performing assets. Also, we incurred capital expenditures of $5.4 million and $7.1 million for the three months ended March 31, 2020 and 2019, respectively.

Financing Activities

We paid $18.2 million in distributions and made net repayments on our credit facility of $7.5 million for the three months ended March 31, 2020. We paid $18.2 million in distributions and made net borrowings on our credit facility of $18.5 million for the three months ended March 31, 2019.

Distributions

Distribution activity for 2020 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2019	February 3, 2020	February 10, 2020	$0.5250	$18,111
March 31, 2020	May 5, 2020	May 12, 2020	0.5250	19,881

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

IDRs

We distributed $0.1 million to the Topper Group and $0.1 million to Circle K with respect to the IDRs for the three months ended March 31, 2020 and 2019, respectively.

Debt

As of March 31, 2020, our debt and finance lease obligations consisted of the following (in thousands):

Revolving credit facility	$511,500
Finance lease obligations	22,035
Total debt and finance lease obligations	533,535
Current portion	2,515
Noncurrent portion	531,020
Deferred financing costs, net	4,039
Noncurrent portion, net of deferred financing costs	$526,981

Our borrowings under the revolving credit facility had a weighted-average interest rate of 3.34% as of March 31, 2020 (LIBOR plus an applicable margin, which was 2.25% as of March 31, 2020). Letters of credit outstanding at March 31, 2020 totaled $5.4 million.

The amount of availability under our credit facility at May 1, 2020, after taking into consideration debt covenant restrictions, was $152.6 million.

Capital Expenditures

We make investments to expand, upgrade and enhance existing assets. We categorize our capital requirements as either sustaining capital expenditures, growth capital expenditures or acquisition capital expenditures. Sustaining capital expenditures are those capital expenditures required to maintain our long-term operating income or operating capacity. Acquisition and growth capital expenditures are those capital expenditures that we expect will increase our operating income or operating capacity over the long term. We have the ability to fund our capital expenditures by additional borrowings under our credit facility or, if available to us on acceptable terms, issuing additional equity, debt securities or other options, such as the sale of assets. Our ability to access the capital markets may have an impact on our ability to fund acquisitions. We may not be able to complete any offering of securities or other options on terms acceptable to us, if at all.

The following table summarizes our capital expenditures for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Sustaining capital	$640	$326
Growth	4,742	6,752
Total capital expenditures and acquisitions	$5,382	$7,078

Other Matters Impacting Liquidity and Capital Resources

Concentration of Customers

For the three months ended March 31, 2020, we distributed approximately 6% of our total wholesale distribution volumes to DMS and DMS accounted for approximately 5% of our rental income. See Note 4 to the financial statements for information related to the termination of the master fuel supply and master lease agreements with DMS in connection with our acquisition of retail and wholesale assets.

For the three months ended March 31, 2020, we distributed 5% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and Circle K accounted for approximately 12% of our rental income.

For more information regarding transactions with DMS and Circle K, see Note 10 to the financial statements.

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
•

We dealerized our remaining company operated sites in the third quarter of 2019, which, ignoring the acquisition of retail and wholesale contracts mentioned above, will continue to result in the reduction of retail segment fuel margin, merchandise and services margin and operating expenses and an increase in rental margin in our wholesale segment.

•

We completed the dispenser upgrades and rebranding of substantially all of the Alabama sites to a major fuel supplier in the third quarter of 2019 and anticipate continuing to see a positive impact on volume.

•

Our volume starting in mid-March 2020 was and continues to be significantly impacted by the COVID-19 Pandemic, which negatively impacts fuel gross profit. In addition, but to a lesser extent, merchandise and services margins at our company operated sites acquired in the retail and wholesale transaction closed in April 2020 will be negatively impacted as well. See “Recent Developments—COVID-19 Pandemic” for additional information and actions we have and could take in the future to mitigate its impact.

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

New Accounting Policies

See Note 1 of the financial statements for new accounting policies and new accounting guidance recently adopted or pending adoption.

Critical Accounting Policies Involving Critical Accounting Estimates

There have been no material changes to the critical accounting policies described in our Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and commodity price risk.

Interest Rate Risk

As of March 31, 2020, we had $511.5 million outstanding on our revolving credit facility. Our outstanding borrowings bear interest at LIBOR plus an applicable margin, which was 2.25% at March 31, 2020. Our borrowings had a weighted-average interest rate at March 31, 2020 of 3.34%.

On March 26, 2020, we entered into an interest rate swap contract to hedge against interest rate volatility on our variable rate borrowings under the credit facility. The interest rate swap contract has a notional amount of $150 million, a fixed rate of 0.495% and matures on April 1, 2024. On April 15, 2020, we entered into two additional interest rate swap contracts, each with notional amounts of $75 million, a fixed rate of 0.38% and that mature on April 1, 2024. See Note 9 to the financial statements for additional information.

As a result of entering into these interest rate swap contracts, we have effectively converted approximately 60% of our variable rate borrowings under our credit facility to a fixed rate.

Had the interest rate swap contracts all been effective as of March 31, 2020, our effective interest rate would have been 2.89%. A one percentage point change in LIBOR would impact annual interest expense by approximately $2.1 million.

Commodity Price Risk

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

We do not currently engage in hedging activities for these purchases due to our pricing structure that allows us to generally pass on price changes to our customers.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this report included in Note 11 of the financial statements.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Form 10-K, as updated and supplemented below, which could materially affect our business, financial condition or future results. The risks described in this report and in our Form 10-K are not the only risks facing the Partnership. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Broad-based business or economic disruptions caused by the COVID-19 Pandemic, or other similar health crises, could adversely affect our business, financial condition, results of operations or cash available for distribution to our unitholders.

Global health concerns, such as the COVID-19 Pandemic, could result in social, economic and labor instability that adversely affect employee, customer, vendor, distribution channel and other business partner relationships, and in so doing could adversely affect our business, financial condition, results of operations and cash flows. For example, federal, state and local governmental actions restricting the ability of our customers to essential travel only, adversely impacts consumption of fuel. Sustained limitation on travel, or a general reluctance to travel under the COVID-19 Pandemic, adversely impacts our fuel volumes. We do not have fleet operations but rely on common carriers to distribute and deliver our products. If these distribution channels are adversely impacted by the COVID-19 Pandemic, delivery of our products could be jeopardized. In addition, sustained fuel volume decreases and less foot traffic would adversely impact our dealer operated locations which could potentially trigger a default under our fuel supply and lease agreements.

We may incur additional costs related to the implementation prescribed safety protocols related to the COVID-19 Pandemic. With the April 14, 2020 closing of our acquisition of retail and wholesale assets, the Partnership now has 154 company operated sites. For example, we may incur substantial costs in connection with staffing impacted stores and the closing and subsequent cleaning of impacted stores resulting from a continued spread of COVID-19. We may also temporarily lose the services of employees or experience interruptions in our business which could lead to inefficiencies, interruptions in our regular operations and potential reputational harm. If we do not respond appropriately to the COVID-19 Pandemic or other similar health crises, or if customers do not perceive our response to be adequate for a particular region or our business as a whole, we could suffer damage to our reputation, which could materially adversely affect our business, financial condition and results of operations in the future.

There can be no assurances that these and other scenarios resulting from the COVID-19 Pandemic, or other similar health crises, will not have a material and adverse impact on our business, financial condition, results of operations or cash available for distribution to our unitholders. We are continuing to monitor this public health crisis and its impact on employees, customers, vendors, distribution channels and other business partners and the overall economic environment within the U.S. and worldwide, but we cannot presently predict the full scope and severity of the disruptions caused by the COVID-19 Pandemic on our business, financial condition, results of operations and cash available for distribution to our unitholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed in Current Reports on Form 8-K dated April 17, 2020, February 7, 2020 and January 16, 2020, and as further discussed in Note 15 to the financial statements in Item 1 in Part I above, on February 6, 2020, CrossAmerica issued 2,528,673 newly-issued common units to the Topper Group in connection with the elimination of the IDRs. As discussed in Note 4 to the financial statements in Item 1 in Part 1 above, on April 14, 2020, CrossAmerica issued 842,891 newly-issued common units to the Topper Group in connection with the acquisition of retail and wholesale assets. These issuances of common units were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1 *	Certification of Principal Executive Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 *	Certification of Principal Financial Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*†	Certification of Principal Executive Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

32.2*†	Certification of Principal Financial Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

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

Date: May 6, 2020