Form 10-Q
period 2020-06-30
CrossAmerica Partners LP
filed 2020-08-07
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had outstanding 37,868,046 common units.

COMMONLY USED DEFINED TERMS

The following is a list of certain acronyms and terms generally used in the industry and throughout this document:

CrossAmerica Partners LP and subsidiaries:

CrossAmerica Partners LP	CrossAmerica, the Partnership, we, us, our

LGW	Lehigh Gas Wholesale LLC

LGPR	LGP Realty Holdings LP

LGWS	Lehigh Gas Wholesale Services, Inc. and subsidiaries

CrossAmerica Partners LP related parties at any point during 2019 or 2020:

Circle K	Circle K Stores Inc., a Texas corporation, and a wholly owned subsidiary of Couche-Tard

Couche-Tard	Alimentation Couche-Tard Inc. (TSX: ATD.A ATD.B)

CST	CST Brands LLC, which merged into Circle K Stores. Inc on February 28, 2020, and subsidiaries, indirectly owned by Circle K.

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

i

Other Defined Terms:

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Board	Board of Directors of our General Partner

BP	BP p.l.c.

CDC	The Centers for Disease Control and Prevention

Circle K Omnibus Agreement

The Amended and Restated Omnibus Agreement, dated October 1, 2014, as amended effective January 1, 2016, February 1, 2018 and April 29, 2019 by and among CrossAmerica, the General Partner, DMI, DMS, CST Services and Joseph V. Topper, Jr., which amends and restates the original omnibus agreement that was executed in connection with CrossAmerica’s IPO on October 30, 2012. The terms of the Circle K Omnibus Agreement were approved by the independent conflicts committee of the Board. Pursuant to the Circle K Omnibus Agreement, CST Services agreed, among other things, to provide, or cause to be provided, to the Partnership certain management services. See Note 12 to the financial statements for information regarding the termination of this agreement and the concurrent entering into the Transitional Omnibus Agreement.

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

IDRs

Incentive Distribution Rights represented the right to receive an increasing percentage of quarterly distributions after the target distribution levels were achieved. As a result of the GP Purchase, DMP owned 100% of the outstanding IDRs from November 19, 2019 through February 6, 2020. See Note 17 to the financial statements for information regarding the elimination of the IDRs.

Internal Revenue Code	Internal Revenue Code of 1986, as amended

IPO	Initial public offering of CrossAmerica Partners LP on October 30, 2012

ii

LIBOR	London Interbank Offered Rate

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Marathon	Marathon Petroleum Company LP

Motiva	Motiva Enterprises LLC

Partnership Agreement

The First Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated as of October 1, 2014, as amended. See Note 17 to the financial statements regarding the elimination of the IDRs, which triggered the need to further amend the Partnership Agreement.

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

Topper Group Omnibus Agreement

The Topper Group Omnibus Agreement, effective January 1, 2020, by and among the Partnership, the General Partner and DMI. The terms of the Topper Group Omnibus Agreement were approved by the independent conflicts committee of the Board, which is composed of the independent directors of the Board. Pursuant to the Topper Group Omnibus Agreement, DMI agrees, among other things, to provide, or cause to be provided, to the Partnership certain management services at cost without markup.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,185	$1,780
Accounts receivable, net of allowances of $1,181 and $557, respectively	35,743	38,051
Accounts receivable from related parties	3,322	4,299
Inventory	19,606	6,230
Assets held for sale	12,139	13,231
Other current assets	9,020	5,795
Total current assets	82,015	69,386
Property and equipment, net	572,471	565,916
Right-of-use assets, net	163,360	120,767
Intangible assets, net	95,523	44,996
Goodwill	88,764	88,764
Other assets	19,527	21,318
Total assets	$1,021,660	$911,147

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$2,540	$2,471
Current portion of operating lease obligations	30,808	23,485
Accounts payable	67,893	57,392
Accounts payable to related parties	8,242	431
Accrued expenses and other current liabilities	19,597	16,382
Motor fuel and sales taxes payable	25,579	12,475
Total current liabilities	154,659	112,636
Debt and finance lease obligations, less current portion	518,614	534,859
Operating lease obligations, less current portion	137,893	100,057
Deferred tax liabilities, net	16,394	19,369
Asset retirement obligations	40,079	35,589
Other long-term liabilities	35,507	30,240
Total liabilities	903,146	832,750

Commitments and contingencies

Equity:
Common units—(37,866,005 and 34,494,441 units issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	121,732	78,397
Accumulated other comprehensive loss	(3,218)	—
Total equity	118,514	78,397
Total liabilities and equity	$1,021,660	$911,147

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except unit and per unit amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues(a)	$398,402	$605,528	$790,097	$1,077,314
Costs of sales(b)	340,754	564,158	696,720	998,867
Gross profit	57,648	41,370	93,377	78,447

Income from CST Fuel Supply equity interests	—	3,734	3,202	7,160
Operating expenses:
Operating expenses	25,097	14,210	35,820	29,563
General and administrative expenses	5,597	4,109	10,077	8,527
Depreciation, amortization and accretion expense	16,050	12,496	33,277	25,557
Total operating expenses	46,744	30,815	79,174	63,647
(Loss) gain on dispositions and lease terminations, net	(4,575)	(369)	66,356	(428)
Operating income	6,329	13,920	83,761	21,532
Other income, net	78	98	215	184
Interest expense	(4,121)	(7,236)	(9,661)	(14,573)
Income before income taxes	2,286	6,782	74,315	7,143
Income tax (benefit) expense	(2,944)	341	(2,976)	490
Net income	5,230	6,441	77,291	6,653
IDR distributions	—	(133)	(133)	(266)
Net income available to limited partners	$5,230	$6,308	$77,158	$6,387

Basic and diluted earnings per common unit	$0.14	$0.18	$2.09	$0.19

Weighted-average limited partner units:
Basic common units	37,736,329	34,444,180	36,865,651	34,444,147
Diluted common units	37,738,150	34,461,024	36,867,495	34,461,470

Supplemental information:
(a) Includes excise taxes of:	$33,770	$19,906	$48,707	$40,350
(a) Includes rent income of:	20,424	21,960	43,112	43,598
(b) Includes rent expense of:	6,132	6,813	13,052	13,472

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$77,291	$6,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	33,277	25,557
Amortization of deferred financing costs	521	545
Credit loss expense	627	49
Deferred income taxes	(3,063)	1,718
Equity-based employee and director compensation expense	48	326
(Gain) loss on dispositions and lease terminations, net	(74,189)	428
Changes in operating assets and liabilities, net of acquisitions	27,131	(1,106)
Net cash provided by operating activities	61,643	34,170

Cash flows from investing activities:
Principal payments received on notes receivable	172	692
Proceeds from Circle K in connection with CST Fuel Supply Exchange	16,396	2,757
Proceeds from sale of property and equipment	9,954	902
Capital expenditures	(10,760)	(10,710)
Cash paid in connection with acquisitions, net of cash acquired	(22,342)	—
Net cash used in investing activities	(6,580)	(6,359)

Cash flows from financing activities:
Borrowings under the revolving credit facility	63,201	46,634
Repayments on the revolving credit facility	(78,527)	(34,334)
Payments of long-term debt and finance lease obligations	(1,207)	(1,124)
Payment of deferred financing costs	—	(3,441)
Distributions paid on distribution equivalent rights	(2)	(31)
Distributions paid to holders of the IDRs	(133)	(266)
Distributions paid on common units	(37,990)	(36,167)
Net cash used in financing activities	(54,658)	(28,729)
Net increase (decrease) in cash and cash equivalents	405	(918)
Cash and cash equivalents at beginning of period	1,780	3,191
Cash and cash equivalents at end of period	$2,185	$2,273

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

(Unaudited)

	Limited Partners’ Interest		Incentive	Accumulated other
	Common Unitholders		Distribution Rights	comprehensive loss	Total Equity
	Units	Dollars	Dollars	Dollars	Dollars
Balance at December 31, 2019	34,494,441	$78,397	$—	$—	$78,397

Net income	—	71,928	133	—	72,061
Other comprehensive loss
Unrealized loss on interest rate swap contracts	—	—	—	(786)	(786)
Realized gain on interest rate swap contract reclassified from AOCI into interest expense	—	—	—	(11)	(11)
Total other comprehensive loss	—	—	—	(797)	(797)
Comprehensive income (loss)	—	71,928	133	(797)	71,264

Issuance of units to the Topper Group in connection with the Equity Restructuring Agreement	2,528,673	—	—	—	—
Distributions paid	—	(18,111)	(133)	—	(18,244)
Balance at March 31, 2020	37,023,114	$132,214	$—	$(797)	$131,417

Net income	—	5,230	—	—	5,230
Other comprehensive loss					—
Unrealized loss on interest rate swap contracts	—	—	—	(2,406)	(2,406)
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	—	(15)	(15)
Total other comprehensive loss	—	—	—	(2,421)	(2,421)
Comprehensive income (loss)	—	5,230	—	(2,421)	2,809

Acquisition of assets from entities under common control, net of fair value of common units issued, net of tax	842,891	4,169	—	—	4,169
Distributions paid	—	(19,881)	—	—	(19,881)
Balance at June 30, 2020	37,866,005	$121,732	$—	$(3,218)	$118,514

Balance at December 31, 2018	34,444,113	$110,933	$—	$—	$110,933
Net income and comprehensive income	—	79	133	—	212
Transition adjustment upon adoption of ASC 842, net of tax	—	28,896	—	—	28,896
Distributions paid	—	(18,099)	(133)	—	(18,232)
Balance at March 31, 2019	34,444,113	$121,809	$—	$—	$121,809
Net income and comprehensive income	—	6,308	133	—	6,441
Vesting of incentive and director awards, net of units withheld for tax	243	4	—	—	4
Asset exchange with Circle K, net of tax	—	(6,357)	—	—	(6,357)
Distributions paid	—	(18,099)	(133)	—	(18,232)
Balance at June 30, 2019	34,444,356	$103,665	$—	$—	$103,665

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

Through its control of DMP, the Topper Group controls the sole member of our General Partner and has the ability to appoint all of the members of the Board and to control and manage the operations and activities of the Partnership. As of July 31, 2020, the Topper Group also has beneficial ownership of a 48.9% limited partner interest in the Partnership.

Description of Business

Our business consists of:

•	the wholesale distribution of motor fuels;
•	the owning or leasing of retail sites used in the retail distribution of motor fuels and, in turn, generating rental income from the lease or sublease of the retail sites; and to a lesser extent,
•	the retail distribution of motor fuels to end customers at retail sites operated by commission agents or, since April 14, 2020, ourselves;
•	since April 14, 2020, the operation of retail sites, including the sale of convenience merchandise to end customers.

As further discussed in Notes 4 and 18, we sold 17 company operated sites in the first tranche of the asset exchange with Circle K in May 2019 and converted 46 company operated sites to dealer operated sites in the third quarter of 2019. From September 30, 2019 through April 14, 2020, we did not have any company operated sites.

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
•

LGWS, which owns and leases (or leases and sub-leases) real estate and personal property used in the retail distribution of motor fuels, as well as provides maintenance and other services to its customers. In addition, LGWS sells motor fuel on a retail basis at sites operated by commission agents. Since our acquisition of retail and wholesale assets that closed on April 14, 2020, LGWS also distributes motor fuels on a retail basis and sells convenience merchandise items to end customers at company operated retail sites. Income from LGWS generally is not qualifying income under Section 7704(d) of the Internal Revenue Code. See Note 4 for information related to our acquisition of retail and wholesale assets that closed on April 14, 2020.

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2019 has been derived from our audited financial statements and notes thereto as of that date.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters. The COVID-19 pandemic has impacted our business and these seasonal trends typical in our business. See the “COVID-19 Pandemic” section below.

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

Significant Accounting Policies

Certain new accounting pronouncements have become effective for our financial statements during 2020, but the adoption of these pronouncements did not materially impact our financial position, results of operations or disclosures, other than as described below.

Interest Rate Swap Contracts

Commencing in March 2020, the Partnership started to use interest rate swap contracts to reduce its exposure to unfavorable changes in interest rates. The Partnership accounts for derivative contracts in accordance with ASC Topic 815, “Derivatives and Hedging,” and recognizes derivative instruments as either assets or liabilities on the balance sheet and measures those instruments at fair value. The changes in fair value of the derivative transactions are presented in accumulated other comprehensive income and reclassified to interest expense as the interest payments on our credit facility are made.

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

See Note 10 for information related to our interest rate swap contracts.

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

The primary financial instrument within the scope of this guidance is our accounts receivable, which mainly result from the sale of motor fuels to customers. Our accounts receivable is generally considered as having a similar risk profile. Credit is extended to a customer based on an evaluation of the customer’s financial condition. In certain circumstances, collateral may be required from the customer and fuel and lease agreements are generally cross-collateralized when applicable. Receivables are recorded at face value, without interest or discount.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

See Note 18 for additional information on receivables.

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

For the six months ended June 30, 2020, we distributed 7% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and received 9% of our rental income from Circle K. For the six months ended June 30, 2019, we distributed 7% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and received 19% of our rental income from Circle K.

For more information regarding transactions with DMS and Circle K, see Note 12.

For the six months ended June 30, 2020, our wholesale business purchased approximately 26%, 22%, 13% and 10% of its motor fuel from ExxonMobil, BP, Motiva and Marathon, respectively. For the six months ended June 30, 2019, our wholesale business purchased approximately 26%, 23%, 12% and 13% of its motor fuel from ExxonMobil, BP, Motiva and Circle K, respectively. No other fuel suppliers accounted for 10% or more of our motor fuel purchases during the six months ended June 30, 2020 and 2019.

COVID-19 Pandemic

During the first quarter of 2020, an outbreak of a novel strain of coronavirus spread worldwide, including to the U.S., posing public health risks that have reached pandemic proportions.

We experienced a sharp decrease in fuel volume in mid-to-late March. Although fuel volumes have begun to recover during the second quarter of 2020, they remain below historical levels. For the six months ended June 30, 2020, the negative impact of the volume decrease on fuel gross profit was partially offset by the positive impact from the decline in crude prices, which increased DTW margins.

As a result of the implications of COVID-19, we assessed property and equipment, other long-lived assets and goodwill for impairment and concluded no assets were impaired as of March 31, 2020. See Note 7 for information regarding impairment charges related primarily to classifying sites as assets held for sale.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. ASSET EXCHANGE TRANSACTION WITH CIRCLE K

We continue to close on the asset exchanges under the Asset Exchange Agreement, entered into with Circle K on December 17, 2018 (the “Asset Exchange Agreement”).

In the third asset exchange, which closed February 25, 2020, Circle K transferred to the Partnership ten (all fee) U.S. company operated convenience and fuel retail stores (“CK Properties”) having an aggregate fair value of approximately $11.0 million, and the Partnership transferred to Circle K the real property for five of the master lease properties (“CAPL Properties”) having an aggregate fair value of approximately $10.3 million.

In the fourth asset exchange, which closed April 7, 2020, Circle K transferred to the Partnership 13 (11 fee; 2 leased) CK Properties having an aggregate fair value of approximately $13.1 million, and the Partnership transferred to Circle K the real property for seven CAPL Properties having an aggregate fair value of approximately $12.8 million.

In the fifth asset exchange, which closed May 5, 2020, Circle K transferred to the Partnership 29 (22 fee; 7 leased) CK Properties having an aggregate fair value of approximately $31.5 million, and the Partnership transferred to Circle K the real property for 13 of the CAPL Properties having an aggregate fair value of approximately $31.7 million.

In connection with the closing of these asset exchanges, the stores transferred by Circle K were converted to dealer operated sites as contemplated by the Asset Exchange Agreement and Circle K’s rights under the dealer agreements and agent agreements that were entered into in connection therewith were assigned to the Partnership.

We accounted for the first two tranches of the asset exchange (that closed in 2019) as transactions between entities under common control as our General Partner was owned by Circle K at the time of closing on those transactions.

Since our General Partner was acquired by the Topper Group in November 2019, the Partnership and Circle K were not entities under common control at the time of closing on the third, fourth and fifth asset exchanges. In connection with these asset exchanges, we recognized gains on the sales of the CAPL Properties totaling $6.1 million and $7.9 million in the statements of operations for the three and six months ended June 30, 2020, respectively, representing the fair value of assets and cash consideration received less the carrying value of assets transferred to Circle K. Additionally, we recorded the following to reflect the acquisition of the CK Properties in these asset exchanges (in thousands):

Property and equipment, net	$38,568
Right-of-use assets, net	2,980
Intangible assets, net	18,899
Total assets	60,447

Current portion of operating lease obligations	$663
Operating lease obligations, less current portion	2,317
Other long-term liabilities	125
Asset retirement obligations	1,915
Total liabilities	5,020
Net assets acquired	$55,427

Through the fifth asset exchange, the fair value of the CAPL Properties we have divested exceeds the fair value of the CK Properties we have acquired by $0.7 million. After the final tranche closing, any net valuation difference will be paid by the party owing such amount to the other.

There are 23 CK Properties and four CAPL Properties remaining to be exchanged, which exchange is anticipated to close in the second half of 2020.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. CST FUEL SUPPLY EXCHANGE AGREEMENT

Effective March 25, 2020, pursuant to the terms of the previously announced CST Fuel Supply Exchange Agreement dated as of November 19, 2019 (the “CST Fuel Supply Exchange Agreement”), between the Partnership and Circle K, Circle K  transferred to the Partnership 33 owned and leased convenience store properties (the “Properties”) and certain assets (including fuel supply agreements) relating to such Properties, as well as U.S. wholesale fuel supply contracts covering 331 additional sites (the “DODO Sites”), subject to certain adjustments, and, in exchange therefore, the Partnership transferred to Circle K all of the limited partnership units in CST Fuel Supply that were owned by the Partnership, which represent 17.5% of the outstanding units of CST Fuel Supply (collectively, the “CST Fuel Supply Exchange”). Twelve Properties and 56 DODO Sites (collectively, the “Removed Properties”) were removed from the Exchange Transaction, and Circle K made an aggregate payment of approximately $14.1 million to us in lieu of the Removed Properties, in each case, pursuant to the terms and conditions of the CST Fuel Supply Exchange Agreement.

The assets exchanged by Circle K included (a) fee simple title to all land and other real property and related improvements owned by Circle K at the Properties, (b) Circle K’s leasehold interest in all land and other real property and related improvements leased by Circle K at the Properties, (c) all buildings and other improvements and permanently attached machinery, equipment and other fixtures located on the Properties, (d) all tangible personal property owned by Circle K on the Properties, including all underground storage tanks located on the Properties, (e) all of Circle K’s rights under the dealer agreements related to the Properties and the DODO Sites, (f) Circle K’s rights under the leases to the leased Properties and all tenant leases and certain other contracts related to the Properties, (g) all fuel inventory owned by Circle K and stored in the underground storage tanks at locations operated by dealers that are independent commission marketers, (h) all assignable permits related to the Properties and related assets owned by Circle K, (i) all real estate records and related registrations and reports and other books and records of Circle K to the extent relating to the Properties, and (j) all other intangible assets associated with the foregoing assets (collectively, the “Assets”).  The Partnership also assumed certain liabilities associated with the Assets.

The Partnership and Circle K agreed to indemnify each other for, among other things, breaches of their respective representations and warranties contained in the CST Fuel Supply Exchange Agreement for a period of 18 months after the date of closing (except for certain fundamental representations and warranties, which survive until the expiration of the applicable statute of limitations) and for breaches of their respective covenants and for certain liabilities assumed or retained by the Partnership or Circle K, respectively. The respective indemnification obligations of each of the Partnership and Circle K to the other are subject to the limitations set forth in the CST Fuel Supply Exchange Agreement.

In connection with the execution of the CST Fuel Supply Exchange Agreement, the Partnership and Circle K also entered into an Environmental Responsibility Agreement, dated as of November 19, 2019 (the “Environmental Responsibility Agreement”), which agreement sets forth the parties’ respective liabilities and obligations with respect to environmental matters relating to the Properties. As further described in the Environmental Responsibility Agreement, Circle K retained liability for known environmental contamination or non-compliance at the Properties, and the Partnership assumed liability for unknown environmental contamination and non-compliance at the Properties.

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

Motor fuel inventory	$863
Property and equipment, net	23,590
Right-of-use assets, net	4,168
Intangible assets, net	35,010
Total assets	$63,631

Current portion of operating lease obligations	$1,217
Operating lease obligations, less current portion	5,391
Asset retirement obligations	1,240
Other long-term liabilities	3,194
Total liabilities	$11,042
Net assets acquired	$52,589

Cash received from Circle K in lieu of Removed Properties	$14,065
Cash received from Circle K related to net liabilities assumed	2,331
Total cash received from Circle K	$16,396
Total fair value of assets received in CST Fuel Supply Exchange	$68,985

Note 4. RETAIL AND WHOLESALE ACQUISITION

On April 14, 2020, we closed on an asset purchase agreement (“Asset Purchase Agreement”) with the sellers (“Sellers”) signatories thereto, including certain entities affiliated with Joseph V. Topper, Jr. that are under common control with the Partnership. Pursuant to the Asset Purchase Agreement, we expanded the retail operations of the Partnership by 169 sites (154 company operated sites and 15 commission sites) through a combination of (1) entering into new leasing arrangements with related parties as the lessee for 62 sites and (2) terminating contracts where we were previously the lessor and fuel supplier under dealer arrangements for 107 sites which, as a result of the Asset Purchase Agreement, are now company operated sites. As a result of the Asset Purchase Agreement, we have expanded our wholesale fuel distribution by 110 sites, including 53 third-party wholesale dealer contracts, and supply of the 62 newly leased sites.

The Asset Purchase Agreement provides for an aggregate consideration of $36 million, exclusive of inventory and in-store cash, with approximately $21 million paid in cash and 842,891 newly-issued common units valued at $15 million and calculated based on the volume weighted average trading price of $17.80 per common unit for the 20-day period ended on January 8, 2020, five business days prior to the announcement of the transaction. The 842,891 common units were issued to entities controlled by Joseph V. Topper, Jr. The cash portion of the purchase price was financed with borrowings under our credit facility. Of the cash portion of the purchase price, $4.9 million was paid in July 2020 upon receiving certain regulatory approvals.

In connection with the closing of the transactions contemplated under the Asset Purchase Agreement, we assumed certain contracts with third parties and affiliates necessary for the continued operation of the sites, including agreements with dealers and franchise agreements. Further, we have entered into customary triple-net ten-year master leases as lessee with certain affiliates of the Topper Group, with an aggregate annual rent of $8.1 million payable by the Partnership. See Note 11 for additional information on our operating leases as lessee.

In connection with the consummation of the transactions contemplated by the Asset Purchase Agreement, our contracts with certain Sellers, including DMS, were terminated and such entities are no longer customers or lessees of the Partnership. As a result, $7.8 million of the purchase price was accounted for as a loss on lease terminations in the second quarter of 2020. In addition, we wrote off $3.1 million in deferred rent income related to these same leases, also recorded as a loss on lease terminations.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain of the Sellers are under common control with the Partnership and thus assets acquired from such entities were recorded at carryover basis with an adjustment to equity pursuant to ASC 805-50. We recorded the following to reflect the acquisition:

	Common	Not Common
	Control	Control	Total
Common units issued	842,891	—	842,891
Common unit price	$10.73	—	$10.73
Value of common units issued	9,044	—	9,044
Purchase price paid in cash	1,785	28,391	30,176
Total purchase price	10,829	28,391	39,220
Portion of purchase price allocated to loss on lease terminations	—	7,834	7,834
Net purchase price allocable to net assets acquired	10,829	20,557	31,386

Inventory	2,086	12,460	14,546
Property and equipment, net	2,139	11,893	14,032
Right-of-use assets, net	17,330	27,205	44,535
Intangible assets, net	2,646	690	3,336
Total assets	$24,201	$52,248	$76,449

Accounts payable	$—	$3,457	$3,457
Current portion of operating lease obligations	2,216	3,583	5,799
Operating lease obligations, less current portion	15,114	23,622	38,736
Deferred income taxes	89	—	89
Asset retirement obligations	614	873	1,487
Other long-term liabilities	214	156	370
Total liabilities	$18,247	$31,691	$49,938
Net assets acquired	$5,954	$20,557	$26,511

Contribution to equity for excess of net assets acquired from entities under common control over portion of purchase price paid in cash	$4,169		$4,169

Note 5. ASSETS HELD FOR SALE

We have classified 28 sites and 24 sites as held for sale at June 30, 2020 and December 31, 2019, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Land	$9,138	$10,082
Buildings and site improvements	4,381	5,178
Equipment	1,535	1,383
Total	15,054	16,643
Less accumulated depreciation	(2,915)	(3,412)
Assets held for sale	$12,139	$13,231

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three and six months ended June 30, 2020, we sold seven and 13 properties for $4.4 million and $9.5 million of proceeds, resulting in gains of $0.2 million and $1.8 million, respectively.

Note 6. INVENTORIES

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Retail site merchandise	$10,205	$—
Motor fuel	9,401	6,230
Inventories	$19,606	$6,230

See Notes 3 and 4 for information regarding the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets, in which we acquired retail site merchandise.

Note 7. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Land	$248,900	$257,131
Buildings and site improvements	289,383	296,411
Leasehold improvements	9,912	9,350
Equipment	222,748	194,997
Construction in progress	7,288	4,638
Property and equipment, at cost	778,231	762,527
Accumulated depreciation and amortization	(205,760)	(196,611)
Property and equipment, net	$572,471	$565,916

We recorded impairment charges of $0.3 million and $5.5 million during the three and six months ended June 30, 2020, respectively, included within depreciation, amortization and accretion expenses on the statement of operations.

See Notes 2, 3 and 4 for information related to the closing of additional tranches of the asset exchange, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets, respectively, in which we acquired and/or divested property and equipment.

Note 8. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30, 2020			December 31, 2019
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$181,034	$(86,572)	$94,462	$124,479	$(79,791)	$44,688
Trademarks/licenses	1,898	(1,078)	820	1,078	(1,072)	6
Covenant not to compete	4,552	(4,311)	241	4,552	(4,250)	302
Total intangible assets	$187,484	$(91,961)	$95,523	$130,109	$(85,113)	$44,996

See Notes 2, 3 and 4 for information related to the closing of additional tranches of the asset exchange, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets, respectively, in which we acquired intangible assets.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. DEBT

Our balances for long-term debt and finance lease obligations were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Revolving credit facility	$503,674	$519,000
Finance lease obligations	21,259	22,630
Total debt and finance lease obligations	524,933	541,630
Current portion	2,540	2,471
Noncurrent portion	522,393	539,159
Deferred financing costs, net	3,779	4,300
Noncurrent portion, net of deferred financing costs	$518,614	$534,859

Our revolving credit facility is secured by substantially all of our assets. Letters of credit outstanding at June 30, 2020 and December 31, 2019 totaled $5.1 million and $5.4 million, respectively. The amount of availability under the credit facility at June 30, 2020, after taking into consideration debt covenant restrictions, was $203.1 million.

Financial Covenants and Interest Rate

The credit facility contains certain financial covenants. We are required to maintain a consolidated leverage ratio for the most recently completed four fiscal quarters of 4.75 to 1.00. Such threshold is increased to 5.50 to 1.00 for the quarter during a specified acquisition period (as defined in the credit facility). Upon the occurrence of a qualified note offering (as defined in the credit facility), the consolidated leverage ratio when not in a specified acquisition period is increased to 5.25 to 1.00, while the specified acquisition period threshold remains 5.50 to 1.00. Upon the occurrence of a qualified note offering, we are also required to maintain a consolidated senior secured leverage ratio (as defined in the credit facility) for the most recently completed four fiscal quarter period of not greater than 3.75 to 1.00. Such threshold is increased to 4.00 to 1.00 for the quarter during a specified acquisition period. We are also required to maintain a consolidated interest coverage ratio (as defined in the credit facility) of at least 2.50 to 1.00. As of June 30, 2020, we were in compliance with these financial covenants.

Our borrowings under the revolving credit facility had a weighted-average interest rate of 2.20% as of June 30, 2020 (LIBOR plus an applicable margin, which was 2.00% as of June 30, 2020).

See Note 10 for information related to entering into interest rate swap contracts.

Note 10. INTEREST RATE SWAP CONTRACTS

On March 26, 2020, we entered into an interest rate swap contract to hedge against interest rate volatility on our variable rate borrowings under the credit facility. The interest payments on our credit facility vary based on monthly changes in the one-month LIBOR and changes, if any, in the applicable margin, which is based on our leverage ratio as further discussed in Note 9. The interest rate swap contract has a notional amount of $150 million, a fixed rate of 0.495% and matures on April 1, 2024. This interest rate swap contract has been designated as a cash flow hedge and is expected to be highly effective.

On April 15, 2020, we entered into two additional interest rate swap contracts, each with notional amounts of $75 million, a fixed rate of 0.38% and that mature on April 1, 2024. These interest rate swap contracts have also been designated as cash flow hedges and are expected to be highly effective.

The fair value of these interest rate swap contracts, which is included in accrued expenses and other current liabilities and other long-term liabilities, totaled $3.2 million at June 30, 2020. See Note 14 for additional information on the fair value of the interest rate swap contracts.

We report the unrealized gains and losses on our interest rate swap contracts designated as highly effective cash flow hedges as a component of other comprehensive income and reclassify such gains and losses into earnings in the same period during which the hedged interest expense is recorded. Net realized gains and losses from settlements of the interest rate swap contracts were insignificant for the three and six months ended June 30, 2020.

We currently estimate that a loss of $0.9 million will be reclassified from accumulated other comprehensive loss into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. OPERATING LEASES OF RETAIL SITES AS LESSEE

We lease 466 retail sites from third parties under certain non-cancelable operating leases that expire from time to time through 2033.

As of June 30, 2020, future minimum rental payments under operating leases, excluding variable lease payments or short-term payments, were as follows (in thousands):

2020	$16,558
2021	30,165
2022	28,511
2023	26,318
2024	23,306
Thereafter	97,325
Total future minimum rental payments	222,183
Less impact of discounting	53,482
168,701
Current portion of operating lease obligations	30,808
Long-term portion of operating lease obligations	$137,893

Most lease agreements include provisions for renewals. We generally do not include renewal options in our lease term for purposes of measuring our lease liabilities and right-of-use assets unless the sublease to our customer extends beyond the term of the head lease or upon concluding the renewal option is reasonably certain to be exercised for other reasons.

See Note 4 for information regarding our acquisition of leasehold interests in connection with the acquisition of retail and wholesale assets.

Note 12. RELATED-PARTY TRANSACTIONS

Transactions with Affiliates of Members of the Board

Wholesale Motor Fuel Sales and Real Estate Rentals

See Note 4 regarding the termination of the master lease and master fuel supply agreements with DMS in connection with the acquisition of retail and wholesale assets that closed April 14, 2020.

Revenues from motor fuel sales and rental income from DMS were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues from motor fuel sales to DMS	$7,125	$40,579	$29,234	$74,699
Rental income from DMS	183	1,439	$1,395	$3,385

Accounts receivable from DMS and affiliates totaled $1.7 million and $4.1 million at June 30, 2020 and December 31, 2019, respectively.

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

Revenues from TopStar, an entity affiliated with Joseph V. Topper, Jr., were $2.8 million and $0.1 million for the three months ended June 30, 2020 and 2019 and $2.8 million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively. Accounts receivable from TopStar were $0.8 million at June 30, 2020. As a result of acquiring this subwholesale contract as part of the acquisition of retail and wholesale assets, we are supplying fuel to this related party as of April 14, 2020. Prior to April 14, 2020, we were only leasing motor fuel stations to TopStar.

CrossAmerica leases real estate from the Topper Group. Rent expense under these lease agreements, including rent paid under the leases entered into in connection with the acquisition of retail and wholesale assets as further discussed in Note 4, was $1.6 million and $0.3 million for the three months ended June 30, 2020 and 2019 and $1.9 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively.

Topper Group Omnibus Agreement

On January 15, 2020, the Partnership entered into an Omnibus Agreement, effective as of January 1, 2020 (the “Topper Group Omnibus Agreement”), among the Partnership, the General Partner and DMI. The terms of the Topper Group Omnibus Agreement were approved by the independent conflicts committee of the Board, which is composed of the independent directors of the Board.

Pursuant to the Topper Group Omnibus Agreement, DMI agreed, among other things, to provide, or cause to be provided, to the General Partner for the benefit of the Partnership, at cost without markup, certain management, administrative and operating services, which services were previously provided by Circle K under the Transitional Omnibus Agreement, dated as of November 19, 2019, among the Partnership, the General Partner and Circle K.

The Topper Group Omnibus Agreement will continue in effect until terminated in accordance with its terms. The Topper Group has the right to terminate the Topper Group Omnibus Agreement at any time upon 180 days’ prior written notice, and the General Partner has the right to terminate the Topper Group Omnibus Agreement at any time upon 60 days’ prior written notice.

We incurred expenses under the Topper Group Omnibus Agreement, including costs for store level personnel at our company operated sites since our April 2020 acquisition of retail and wholesale assets, totaling $10.6 million and $14.2 million for the three and six months ended June 30, 2020, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statement of operations. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Topper Group Omnibus Agreement totaled $1.9 million at June 30, 2020.

IDR and Common Unit Distributions

We distributed $9.7 million and $4.0 million to the Topper Group related to its ownership of our common units during the three months ended June 30, 2020 and 2019 and $17.7 million and $7.9 million during the six months ended June 30, 2020 and 2019, respectively. We distributed $0.1 million to the Topper Group related to its ownership of our IDRs during the six months ended June 30, 2020. See Note 17 for information regarding the elimination of the IDRs.

Maintenance and Environmental Costs

Certain maintenance and environmental remediation activities are performed by an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.2 million and $0.2 million for the three months ended June 30, 2020 and 2019 and $0.3 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively. Accounts payable to this related party amounted to $0.1 million at June 30, 2020 and December 31, 2019.

Environmental Compliance and Inventory Management Costs

We use certain environmental monitoring and inventory management equipment and services provided by an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of an insignificant amount for the three and six months ended June 30, 2020.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board in connection with the April 2020 acquisition of retail and wholesale assets. Merchandise costs amounted to $5.1 million for the three and six months ended June 30, 2020. Amounts payable to this related party amounted to $1.9 million at June 30, 2020.

Vehicle Lease

In connection with the services rendered under the Topper Group Omnibus Agreement, we lease certain vehicles from an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. Lease expense was insignificant for the three and six months ended June 30, 2020.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We sublease office space from the Topper Group that the Topper Group leases from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $0.3 million and $0.2 million for the three months ended June 30, 2020 and 2019 and $0.5 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.

Public Relations and Website Consulting Services

We have engaged a company affiliated with a member of the Board, for public relations and website consulting services. The cost of these services was insignificant for the three and six months ended June 30, 2020 and 2019.

Transactions with Circle K

As a result of the GP Purchase, Circle K is no longer a related party from November 19, 2019 forward. However, for comparability purposes, we have disclosed balance sheet disclosures as of June 30, 2020 and December 31, 2019 and income statement amounts for transactions with Circle K for the three and six months ended June 30, 2020 and 2019.

Fuel Sales and Rental Income

As of June 30, 2020, we sell wholesale motor fuel under a master fuel distribution agreement to 46 Circle K retail sites and lease real property on 15 retail sites to Circle K under a master lease agreement, each having initial 10-year terms. The master fuel distribution agreement provides us with a fixed wholesale mark-up per gallon. The master lease agreement is a triple net lease.

Revenues from wholesale fuel sales and real property rental income from Circle K were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues from motor fuel sales to Circle K	$17,373	$42,307	$46,597	$75,622
Rental income from Circle K	1,385	3,975	4,054	8,172

Accounts receivable from Circle K for fuel amounted to $2.8 million and $3.1 million at June 30, 2020 and December 31, 2019, respectively.

CST Fuel Supply Equity Interests

CST Fuel Supply provides wholesale motor fuel distribution to the majority of CST’s legacy U.S. retail sites at cost plus a fixed markup per gallon. From July 1, 2015 through the closing of the CST Fuel Supply Exchange, we owned a 17.5% total interest in CST Fuel Supply. We accounted for the income derived from our equity interest of CST Fuel Supply as “Income from CST Fuel Supply equity interests” on our statement of operations, which amounted to $3.2 million for the six months ended June 30, 2020 and $3.7 million and $7.2 million for the three and six months ended June 30, 2019, respectively.

See Note 3 for information regarding the CST Fuel Supply Exchange.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase of Fuel from Circle K

We purchased $3.0 million and $74.0 million of motor fuel from Circle K for the three months ended June 30, 2020 and 2019 and $39.8 million and $111.4 million for the six months ended June 30, 2020 and 2019, respectively.

Effective February 1, 2018, Couche-Tard began renegotiating fuel carrier agreements, including our wholesale transportation agreements, with third party carriers. The independent conflicts committee of our Board approved an amendment to the Circle K Omnibus Agreement effective February 1, 2018 providing for the payment by us to an affiliate of Couche-Tard of a commission based on the volume purchased by us on the renegotiated wholesale transportation contracts. This commission is to compensate such affiliate of Couche-Tard for its services in connection with the renegotiations of our fuel carrier agreements with third party carriers, which resulted in overall reductions in transportation costs to us. This commission was $0.2 million for the three months ended June 30, 2019 and insignificant and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.

Amounts payable to Circle K related to these fuel purchases and freight commissions totaled $1.5 million and $13.9 million at June 30, 2020 and December 31, 2019, respectively.

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

We incurred expenses under the Transitional Omnibus Agreement and Circle K Omnibus Agreement, including incentive compensation costs and non-cash stock-based compensation expense, totaling $2.7 million and $5.6 million for the three and six months ended June 30, 2019, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statement of operations.

Amounts payable to Circle K related to expenses incurred by Circle K on our behalf in accordance with the Transitional Omnibus Agreement totaled $7.7 million and $11.5 million at June 30, 2020 and December 31, 2019, respectively. The liability balance at June 30, 2020 and December 31, 2019 includes omnibus charges that will be paid in equal quarterly payments through December 31, 2021. As such, $2.3 million and $4.6 million is classified within other noncurrent liabilities at June 30, 2020 and December 31, 2019, respectively.

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

IDR and Common Unit Distributions

We distributed $0.1 million and $0.3 million to Circle K related to its ownership of our IDRs and $3.9 million and $7.9 million related to its ownership of our common units during the three and six months ended June 30, 2019, respectively.

Note 13. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. In the event we fail to purchase the required minimum volume for a given contract year, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. We did not incur any significant penalties during the six months ended June 30, 2020 or 2019.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As part of Circle K’s acquisition of Holiday Stationstores, LLC, the FTC issued a decree in which nine sites were required to be divested. These sites were divested in September 2018, after the June 15, 2018 deadline specified in the FTC orders. On July 6, 2020, the FTC agreed to settle the matter in exchange for, among other things, the respondents’ agreement to pay a $3.5 million civil penalty. Circle K indemnified us for any such penalties and associated legal costs, and we anticipate Circle K will pay this penalty to the FTC during the third quarter of 2020.

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

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $4.3 million and $3.4 million at June 30, 2020 and December 31, 2019, respectively. Indemnification assets related to third-party escrow funds, state funds or insurance recorded on the balance sheet within other current assets and other noncurrent assets totaled $3.5 million and $3.0 million at June 30, 2020 and December 31, 2019, respectively. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. FAIR VALUE MEASUREMENTS

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

As further discussed in Note 10, we entered into interest rate swap contracts during the six months ended June 30, 2020. We used an income approach to measure the fair value of these contracts, utilizing a forward LIBOR yield curve for the same period as the future interest rate swap settlements. These fair value measurements are classified as Level 2.

As further discussed in Note 15, we have accrued for unvested phantom units and phantom performance units as a liability and adjust that liability on a recurring basis based on the market price of our common units each balance sheet date. These fair value measurements are classified as Level 1.

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of June 30, 2020 and December 31, 2019 due to the short-term maturity of these instruments. The fair value of the revolving credit facility approximated its carrying values of $503.7 million as of June 30, 2020 and $519.0 million as of December 31, 2019, due to the frequency with which interest rates are reset and the consistency of the market spread.

Note 15. EQUITY-BASED COMPENSATION

Partnership Equity-Based Awards

There was no new CrossAmerica equity-based award activity for the six months ended June 30, 2020.

CrossAmerica equity-based compensation expense was insignificant for the three months ended June 30, 2020 and 2019 and insignificant and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. The liability for CrossAmerica equity-based awards was insignificant at both June 30, 2020 and December 31, 2019.

On July 23, 2020, the Partnership granted 4,102 phantom units to each of three non-employee directors of the Board as a portion of director compensation. Such awards will vest in July 2021, conditioned upon continuous service as non-employee directors. These awards were accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of our common units.

CST Equity-Based Awards

Equity-based compensation expense for CST equity-based awards charged to us under the Transitional Omnibus Agreement and the Circle K Omnibus Agreement was $0.1 million for the three months ended June 30, 2019 and insignificant and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was passed on March 27, 2020, which establishes a five-year carryback of net operating losses (NOLs) generated in 2018, 2019 and 2020 and temporarily suspends the 80% limitation on the use of NOLs in 2018, 2019 and 2020. The CARES Act also increases the adjusted taxable income limitation from 30% to 50% for business interest deductions under IRC Section 163(j) for 2019 and 2020. The CARES Act did not have a material impact on our financial statements for the six months ended June 30, 2020.

We recorded an income tax (benefit) expense of $(2.9) million and $0.3 million for the three months ended June 30, 2020 and 2019 and $(3.0) million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively, as a result of the income/losses generated by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only LGWS is subject to income tax.

Note 17. NET INCOME PER LIMITED PARTNER UNIT

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

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Distributions paid	$19,881	$18,099	$37,992	$36,198
Allocation of distributions in excess of net income	(14,651)	(11,791)	39,166	(29,811)
Limited partners’ interest in net income - basic and diluted	$5,230	$6,308	$77,158	$6,387
Denominator:
Weighted-average limited partnership units outstanding - basic	37,736,329	34,444,180	36,865,651	34,444,147
Adjustment for phantom and phantom performance units	1,821	16,844	1,844	17,323
Weighted-average limited partnership units outstanding - diluted	37,738,150	34,461,024	36,867,495	34,461,470
Net income per limited partnership unit - basic and diluted	$0.14	$0.18	$2.09	$0.19

Distributions paid per common unit	$0.5250	$0.5250	$1.0500	$1.0500
Distributions declared (with respect to each respective period) per common unit	$0.5250	$0.5250	$1.0500	$1.0500

Distributions

Distribution activity for 2020 is as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2019	February 3, 2020	February 10, 2020	$0.5250	$18,111
March 31, 2020	May 5, 2020	May 12, 2020	0.5250	19,881
June 30, 2020	August 4 , 2020	August 11, 2020	0.5250	19,887

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

Note 18. SEGMENT REPORTING

We conduct our business in two segments: 1) the Wholesale segment and 2) the Retail segment. The Wholesale segment includes the wholesale distribution of motor fuel to lessee dealers, independent dealers, commission agents, DMS, Circle K and company operated retail sites. We have exclusive motor fuel distribution contracts with lessee dealers who lease the property from us. We also have exclusive distribution contracts with independent dealers to distribute motor fuel but do not collect rent from the independent dealers. Similar to lessee dealers, we have motor fuel distribution agreements with DMS and Circle K and collect rent from both. The Retail segment includes the retail sale of motor fuel at retail sites operated by commission agents and the sale of convenience merchandise items and the retail sale of motor fuel at company operated sites. A commission agent is a retail site where we retain title to the motor fuel inventory and sell it directly to our end user customers. At commission agent retail sites, we manage motor fuel inventory pricing and retain the gross profit on motor fuel sales, less a commission to the agent who operates the retail site. Similar to our Wholesale segment, we also generate revenues through leasing or subleasing real estate in our Retail segment.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended June 30, 2020
Revenues from fuel sales to external customers	$219,337	$120,208	$—	$339,545
Intersegment revenues from fuel sales	78,466	—	(78,466)	—
Revenues from food and merchandise sales	—	36,912	—	36,912
Rent income	17,663	2,761	—	20,424
Other revenue	300	1,221	—	1,521
Total revenues	$315,766	$161,102	$(78,466)	$398,402

Income from CST Fuel Supply equity interests	$-	$—	$—	$-
Operating income (loss)	$31,219	$331	$(25,221)	$6,329

Three Months Ended June 30, 2019
Revenues from fuel sales to external customers	$442,411	$120,810	$—	$563,221
Intersegment revenues from fuel sales	95,009	—	(95,009)	—
Revenues from food and merchandise sales (a)	—	19,099	—	19,099
Rent income	19,818	2,142	—	21,960
Other revenue (a)	710	538	—	1,248
Total revenues	$557,948	$142,589	$(95,009)	$605,528

Income from CST Fuel Supply equity interests	$3,734	$—	$—	$3,734
Operating income (loss)	$29,679	$1,299	$(17,058)	$13,920

Six Months Ended June 30, 2020
Revenues from fuel sales to external customers	$521,460	$185,977	$—	$707,437
Intersegment revenues from fuel sales	126,372	—	(126,372)	—
Revenues from food and merchandise sales	—	36,912	—	36,912
Rent income	38,131	4,981	—	43,112
Other revenue	1,415	1,221	—	2,636
Total revenues	$687,378	$229,091	$(126,372)	$790,097

Income from CST Fuel Supply equity interests	$3,202	$—	$—	$3,202
Operating income	$60,484	$726	$22,551	$83,761

Six Months Ended June 30, 2019
Revenues from fuel sales to external customers	$772,324	$220,410	$—	$992,734
Intersegment revenues from fuel sales	170,890	—	(170,890)	—
Revenues from food and merchandise sales (a)	—	38,277	—	38,277
Rent income	39,454	4,144	—	43,598
Other revenue (a)	1,329	1,376	—	2,705
Total revenues	$983,997	$264,207	$(170,890)	$1,077,314

Income from CST Fuel Supply equity interests	$7,160	$—	$—	$7,160
Operating income (loss)	$53,967	$1,907	$(34,342)	$21,532

(a)

We reclassified revenues related to certain ancillary items such as car wash revenue, lottery commissions and ATM commissions from revenues from food and merchandise sales to other revenue to conform to the current year presentation, which amounted to $0.5 million and $1.4 million for the three and six months ended June 30, 2019, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From the date of conversion of the 46 company operated sites to dealer operated sites in the third quarter of 2019 through April 14, 2020, we did not have any company operated sites. See Note 4 for information related to the acquisition of retail and wholesale assets.

Receivables relating to the revenue streams above are as follows (in thousands):

	June 30,	December 31,
	2020	2019
Receivables from fuel and merchandise sales	$32,272	$33,032
Receivables for rent and other lease-related charges	6,793	9,318
Total accounts receivable	$39,065	$42,350

Performance obligations are satisfied as fuel is delivered to the customer and as merchandise is sold to the customer. Many of our fuel contracts with our customers include minimum purchase volumes measured on a monthly basis, although such revenue is not material. Receivables from fuel are recognized on a per-gallon rate and are generally collected within 10 days of delivery.

The balance of unamortized costs incurred to obtain certain contracts with customers was $7.2 million and $6.5 million at June 30, 2020 and December 31, 2019, respectively. Amortization of such costs is recorded against operating revenues and amounted to $0.3 million and $0.2 million for the three months ended June 30, 2020 and 2019 and $0.5 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.

Receivables from rent and other lease-related charges are generally collected at the beginning of the month.

Note 19. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Decrease (increase):
Accounts receivable	$178	$(3,965)
Accounts receivable from related parties	977	(4,688)
Inventories	1,725	1,194
Other current assets	(3,204)	1,407
Other assets	(1,257)	(1,817)
Increase (decrease):
Accounts payable (a)	10,473	4,890
Accounts payable to related parties	4,158	5,882
Motor fuel and sales taxes payable (b)	13,104	537
Accrued expenses and other current liabilities	2,048	(6,256)
Other long-term liabilities	(1,071)	1,710
Changes in operating assets and liabilities, net of acquisitions	$27,131	$(1,106)

(a)	change in 2020 driven by newly acquired company operated activity and initial build of accounts payable balance
(b)	change in 2020 driven by timing on one motor fuel tax payment and is anticipated to reverse later in 2020

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

Supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for interest	$9,533	$13,441
Cash paid for income taxes, net of refunds received	87	2,398

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Six Months Ended June 30,
	2020	2019
Lease liability arising from obtaining right-of-use assets	$57,452	$932
Net assets acquired in connection with the asset exchange tranches with Circle K	(55,552)	(35,740)
Net assets acquired in connection with the CST Fuel Supply Exchange with Circle K	(54,920)	—
Net assets acquired in connection with the acquisition of retail and wholesale assets	(12,335)	—

Note 20. SEPARATION BENEFITS

We converted 46 company operated sites to dealer operated sites in the third quarter of 2019. As a result of communicating a plan to exit the company operated business, we recorded separation benefit costs totaling $0.4 million in the first quarter of 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, credit ratings, distribution growth, potential growth opportunities, potential operating performance improvements, potential improvements in return on capital employed, the effects of competition and the effects of future legislation or regulations. You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “guidance,” “outlook,” “effort,” “target” and similar expressions. Such statements are based on our current plans and expectations and involve risks and uncertainties that could potentially affect actual results. These forward-looking statements include, among other things, statements regarding:

•	future retail and wholesale gross profits, including gasoline, diesel and convenience store merchandise gross profits;
•	our anticipated level of capital investments, primarily through acquisitions, and the effect of these capital investments on our results of operations;
•	anticipated trends in the demand for, and volumes sold of, gasoline and diesel in the regions where we operate;
•	volatility in the equity and credit markets limiting access to capital markets;
•	our ability to integrate acquired businesses;
•	expectations regarding environmental, tax and other regulatory initiatives; and
•	the effect of general economic and other conditions on our business.

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

•

Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three and six months ended June 30, 2020 and 2019 and non-GAAP financial measures.

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

Asset Exchange Transactions with Circle K

We continue to close on the asset exchanges under the Asset Exchange Agreement, entered into with Circle K on December 17, 2018 (the “Asset Exchange Agreement”).

In the third asset exchange, which closed February 25, 2020, Circle K transferred to the Partnership ten (all fee) U.S. company operated convenience and fuel retail stores (“CK Properties”) having an aggregate fair value of approximately $11.0 million, and the Partnership transferred to Circle K the real property for five of the master lease properties (“CAPL Properties”) having an aggregate fair value of approximately $10.3 million.

In the fourth asset exchange, which closed April 7, 2020, Circle K transferred to the Partnership 13 (11 fee; 2 leased) CK Properties having an aggregate fair value of approximately $13.1 million, and the Partnership transferred to Circle K the real property for seven CAPL Properties having an aggregate fair value of approximately $12.8 million.

In the fifth asset exchange, which closed May 5, 2020, Circle K transferred to the Partnership 29 (22 fee; 7 leased) CK Properties having an aggregate fair value of approximately $31.5 million, and the Partnership transferred to Circle K the real property for 13 of the CAPL Properties having an aggregate fair value of approximately $31.7 million.

In connection with the closing of these asset exchanges, the stores transferred by Circle K were converted to dealer operated sites as contemplated by the Asset Exchange Agreement and Circle K’s rights under the dealer agreements and agent agreements that were entered into in connection therewith were assigned to the Partnership.

We accounted for the first two tranches of the asset exchange (that closed in 2019) as transactions between entities under common control as our General Partner was owned by Circle K at the time of closing on those transactions.

Since our General Partner was acquired by the Topper Group in November 2019, the Partnership and Circle K are not entities under common control at the time of closing on the third, fourth and fifth asset exchanges. In connection with these asset exchanges, we recognized gains on the sales of the CAPL Properties totaling $6.1 million and $7.9 million in the statements of operations for the three and six months ended June 30, 2020, respectively.

There are 23 CK Properties and four CAPL Properties remaining to be exchanged, which are anticipated to close in the second half of 2020.

See Note 2 to the financial statements for additional information.

CST Fuel Supply Exchange Agreement

Effective March 25, 2020, pursuant to the terms of the previously announced CST Fuel Supply Exchange Agreement dated as of November 19, 2019 (the “CST Fuel Supply Exchange Agreement”), between the Partnership and Circle K, Circle K  transferred to the Partnership 33 owned and leased convenience store properties (the “Properties”) and certain assets (including fuel supply agreements) relating to such Properties, as well as U.S. wholesale fuel supply contracts covering 331 additional sites (the “DODO Sites”), subject to certain adjustments, and, in exchange therefore, the Partnership transferred to Circle K all of the limited partnership units in CST Fuel Supply that were owned by the Partnership, which represent 17.5% of the outstanding units of CST Fuel Supply (collectively, the “CST Fuel Supply Exchange”). Twelve Properties and 56 DODO Sites (collectively, the “Removed Properties”) were removed from the Exchange Transaction, and Circle K made an aggregate payment of approximately $14.1 million to us in lieu of the Removed Properties, in each case, pursuant to the terms and conditions of the CST Fuel Supply Exchange Agreement.

The assets exchanged by Circle K included (a) fee simple title to all land and other real property and related improvements owned by Circle K at the Properties, (b) Circle K’s leasehold interest in all land and other real property and related improvements leased by Circle K at the Properties, (c) all buildings and other improvements and permanently attached machinery, equipment and other fixtures located on the Properties, (d) all tangible personal property owned by Circle K on the Properties, including all underground storage tanks located on the Properties, (e) all of Circle K’s rights under the dealer agreements related to the Properties and the DODO Sites, (f) Circle K’s rights under the leases to the leased Properties and all tenant leases and certain other contracts related to the Properties, (g) all fuel inventory owned by Circle K and stored in the underground storage tanks at locations operated by dealers that are independent commission marketers, (h) all assignable permits related to the Properties and related assets owned by Circle K, (i) all real estate records and related registrations and reports and other books and records of Circle K to the extent relating to the Properties, and (j) all other intangible assets associated with the foregoing assets (collectively, the “Assets”).  The Partnership also assumed certain liabilities associated with the Assets.

The Partnership and Circle K agreed to indemnify each other for, among other things, breaches of their respective representations and warranties contained in the CST Fuel Supply Exchange Agreement for a period of 18 months after the date of closing (except for certain fundamental representations and warranties, which survive until the expiration of the applicable statute of limitations) and for breaches of their respective covenants and for certain liabilities assumed or retained by the Partnership or Circle K, respectively. The respective indemnification obligations of each of the Partnership and Circle K to the other are subject to the limitations set forth in the CST Fuel Supply Exchange Agreement.

In connection with the execution of the CST Fuel Supply Exchange Agreement, the Partnership and Circle K also entered into an Environmental Responsibility Agreement, dated as of November 19, 2019 (the “Environmental Responsibility Agreement”), which agreement sets forth the parties’ respective liabilities and obligations with respect to environmental matters relating to the Properties. As further described in the Environmental Responsibility Agreement, Circle K retained liability for known environmental contamination or non-compliance at the Properties, and the Partnership assumed liability for unknown environmental contamination and non-compliance at the Properties.

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

Retail and Wholesale Acquisition

On April 14, 2020, we closed on an asset purchase agreement (“Asset Purchase Agreement”) with the sellers (“Sellers”) signatories thereto, including certain entities affiliated with Joseph V. Topper, Jr. Pursuant to the Asset Purchase Agreement, we completed the acquisition of the retail operations at 169 sites (154 company operated sites and 15 commission sites), wholesale fuel distribution to 110 sites, including 53 third-party wholesale dealer contracts, and leasehold interests in 62 sites

The Asset Purchase Agreement provides for an aggregate consideration of $36 million, exclusive of inventory and in-store cash, with approximately $21 million paid in cash and 842,891 newly-issued common units valued at $15 million and calculated based on the volume weighted average trading price of $17.80 per common unit for the 20-day period ended on January 8, 2020, five business days prior to the announcement of the transaction. The 842,891 common units were issued to entities controlled by Joseph V. Topper, Jr. The cash portion of the purchase price was financed with borrowings under our credit facility. Of the cash portion of the purchase price, $4.9 million was paid in July 2020 upon receiving certain regulatory approvals.

In connection with the closing of the transactions contemplated under the Asset Purchase Agreement, we assumed certain contracts with third parties and affiliates necessary for the continued operation of the sites, including agreements with dealers and franchise agreements. Further, we have entered into customary triple-net ten-year master leases as lessee with certain affiliates of the Topper Group, with an aggregate annual rent of $8.1 million payable by the Partnership.

In connection with the consummation of the transactions contemplated by the Asset Purchase Agreement, our contracts with one of the Sellers, DMS, were terminated and DMS is no longer a customer or lessee of the Partnership. As a result, $7.8 million of the purchase price was accounted for as a loss on lease terminations in the second quarter of 2020. In addition, we wrote off $3.1 million of deferred rent income related to these same leases, also recorded as a loss on lease terminations.

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

Interest Rate Swap Contracts

On March 26, 2020, we entered into an interest rate swap contract to hedge against interest rate volatility on our variable rate borrowings under the credit facility. The interest payments on our credit facility vary based on monthly changes in the one-month LIBOR and changes, if any, in the applicable margin, which is based on our leverage ratio as further discussed in Note 9 to the financial statements. The interest rate swap contract has a notional amount of $150 million, a fixed rate of 0.495% and matures on April 1, 2024. This interest rate swap contract has been designated as a cash flow hedge and is expected to be highly effective.

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

See Note 10 to the financial statements for additional information.

Topper Group Omnibus Agreement

On January 15, 2020, the Partnership entered into an Omnibus Agreement, effective as of January 1, 2020 (the “Topper Group Omnibus Agreement”), among the Partnership, the General Partner and DMI. The terms of the Topper Group Omnibus Agreement were approved by the independent conflicts committee of the Board, which is composed of the independent directors of the Board.

Pursuant to the Topper Group Omnibus Agreement, DMI agreed, among other things, to provide, or cause to be provided, to the General Partner for the benefit of the Partnership, at cost without markup, certain management, administrative and operating services, which services were previously provided by Circle K under the Transitional Omnibus Agreement, dated as of November 19, 2019, among the Partnership, the General Partner and Circle K.

The Topper Group Omnibus Agreement will continue in effect until terminated in accordance with its terms. The Topper Group has the right to terminate the Topper Group Omnibus Agreement at any time upon 180 days’ prior written notice, and the General Partner has the right to terminate the Topper Group Omnibus Agreement at any time upon 60 days’ prior written notice.

See Note 12 to the financial statements for additional information.

COVID-19 Pandemic

During the first quarter of 2020, an outbreak of a novel strain of coronavirus spread worldwide, including to the U.S., posing public health risks that have reached pandemic proportions. The COVID-19 Pandemic poses a threat to the health and economic wellbeing of employees of the Topper Group that provide services to us, customers, vendors, distribution channels and other business partners. Currently, our operations have been deemed essential by the state and local governments in which we operate. Of the 33 states in which we operate, 30 were, at one point, under a state mandated stay-at-home order, limiting our customers to only essential travel. The operation of all of our retail sites is critically dependent on employees of the Topper Group who staff these locations. To ensure the wellbeing of those employees and their families, we have implemented safety protocols as outlined by the CDC’s guidelines for the COVID-19 Pandemic to support daily field operations and provided personal protection equipment to those employees whose positions necessitate them, and we have implemented work from home policies at our corporate office consistent with CDC guidance to reduce the risks of exposure to the COVID-19 Pandemic while still supporting our operations.

We do not have fleet operations but rely on common carriers to distribute and deliver our products. If these distribution channels were adversely impacted by the COVID-19 Pandemic, delivery of our products could be jeopardized. Also, sustained volume decreases and less foot-traffic resulting from the COVID-19 Pandemic may lead to cash flow constraints at our dealer-operated locations potentially posing increased credit risk and leading to a default on their fuel supply or lease agreements with us.

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

We experienced a sharp decrease in fuel volume in mid-to-late March. Although fuel volumes have begun to recover during the second quarter of 2020, they remain below historical levels. For the six months ended June 30, 2020, the negative impact of the volume decrease on fuel gross profit was partially offset by the positive impact from the decline in crude prices, which increased DTW margins.

As a result of the implications of COVID-19, we assessed property and equipment, other long-lived assets and goodwill for impairment and concluded no assets were impaired as of March 31, 2020. See Note 7 for information regarding impairment charges related primarily to classifying sites as assets held for sale.

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

Significant Factors Affecting our Profitability

The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit

Wholesale segment

The prices paid to our motor fuel suppliers for wholesale motor fuel (which affects our cost of sales) are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations. We receive a fixed mark-up per gallon on approximately 72% of gallons sold to our customers. The remaining gallons are primarily DTW priced contracts with our customers. These contracts provide for variable, market-based pricing that results in motor fuel gross profit effects similar to retail motor fuel gross profits (as crude oil prices decline, motor fuel gross profit generally increases, as discussed in our Retail segment below). The increase in DTW gross profit results from the cost of wholesale motor fuel declining at a faster rate as compared to the rate that retail motor fuel prices decline. Conversely, our DTW motor fuel gross profit declines when the cost of wholesale motor fuel increases at a faster rate as compared to the rate that retail motor fuel prices increase.

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

As previously reported, we converted 46 company operated sites to dealer operated sites in the third quarter of 2019. As a result of this transition, we did not have any company operated sites for the period from September 30, 2019 through closing on the retail and wholesale acquisition on April 14, 2020.

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
•

We completed five tranches of the asset exchange with Circle K on May 21, 2019, September 5, 2019, February 25, 2020, April 7, 2020 and May 5, 2020, as further described in Note 2 to the financial statements.

•	On February 6, 2020, we closed on the Equity Restructuring Agreement that eliminated the IDRs as further discussed in Note 17 to the financial statements.
•	Effective March 25, 2020, we closed on the CST Fuel Supply Exchange as further described in Note 3 to the financial statements.
•	On April 14, 2020, we closed on the acquisition of retail and wholesale assets as further described in Note 4 to the financial statements.

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues	$398,402	$605,528	$790,097	$1,077,314
Costs of sales	340,754	564,158	696,720	998,867
Gross profit	57,648	41,370	93,377	78,447

Income from CST Fuel Supply equity interests	—	3,734	3,202	7,160
Operating expenses:
Operating expenses	25,097	14,210	35,820	29,563
General and administrative expenses	5,597	4,109	10,077	8,527
Depreciation, amortization and accretion expense	16,050	12,496	33,277	25,557
Total operating expenses	46,744	30,815	79,174	63,647
(Loss) gain on dispositions and lease terminations, net	(4,575)	(369)	66,356	(428)
Operating income	6,329	13,920	83,761	21,532
Other income, net	78	98	215	184
Interest expense	(4,121)	(7,236)	(9,661)	(14,573)
Income before income taxes	2,286	6,782	74,315	7,143
Income tax (benefit) expense	(2,944)	341	(2,976)	490
Net income	5,230	6,441	77,291	6,653
IDR distributions	—	(133)	(133)	(266)
Net income available to limited partners	$5,230	$6,308	$77,158	$6,387

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Consolidated Results

Operating revenues decreased $207 million (34%), while gross profit increased $16.3 million (39%).

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $242 million (43%) decrease in our Wholesale segment revenues primarily attributable to the decrease in crude oil prices. The average daily spot price of WTI crude oil decreased 53% to $27.96 per barrel for the second quarter of 2020, compared to $59.88 per barrel for the second quarter of 2019. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Additionally, volume increased 0.6% primarily as a result of volume generated by the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets, largely offset by the impact of the COVID-19 Pandemic.

•

A $19 million (13%) increase in our Retail segment revenues primarily attributable to the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange, partially offset by the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019. Volume increased 38% for the second quarter of 2020 compared to the second quarter of 2019; however, the average retail fuel price decreased 28% between those same periods due primarily to the drop in wholesale motor fuel prices as noted above.

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

Our intersegment revenues decreased $17 million (17%), primarily attributable to the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019 and the decrease in wholesale prices discussed above. Partially offsetting this decrease was the incremental intersegment revenues generated by the company operated and commission sites acquired in the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange.

Cost of sales

Cost of sales decreased $223 million (40%) as a result of the decrease in wholesale motor fuel prices and from the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the conversion of 46 company operated sites to dealer operated sites discussed above. Partially offsetting this decrease was the impact of the increase in sites acquired in the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets mentioned above. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for operating expenses analyses.

General and administrative expenses

General and administrative expenses increased $1.5 million (36%) primarily attributable to a $0.5 million increase in credit loss expense, a $0.4 million increase in legal fees and a $0.4 million increase in management fees related to the increase in headcount primarily stemming from the April 2020 acquisition of retail and wholesale assets.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $3.6 million primarily from the property and equipment and intangible assets acquired in the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets.

(Loss) gain on dispositions and lease terminations, net

During the three months ended June 30, 2020, we recorded a $10.9 million loss on lease terminations, including a write-off of deferred rent income, in connection with the April 2020 acquisition of retail and wholesale assets (see Note 4 to the financial statements for additional information). Also, we recorded $6.1 million in gains related to the properties sold in the asset exchanges with Circle K.

Interest expense

Interest expense decreased $3.1 million (43%) primarily driven by a reduction in interest expense on borrowings under our credit facility due to a decrease in the average interest rate from 5.0% to 2.6%.

Income tax (benefit) expense

We recorded an income tax benefit of $2.9 million for the three months ended June 30, 2020 and income tax expense of $0.3 million for the three months ended June 30, 2019. The benefit in 2020 was primarily driven by losses incurred by our taxable subsidiaries.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Consolidated Results

Operating revenues decreased $287 million (27%), while gross profit increased $15 million (19%).

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $297 million (30%) decrease in our Wholesale segment revenues primarily attributable to the decrease in crude oil prices. The average daily spot price of WTI crude oil decreased 36% to $36.58 per barrel for the six months ended June 30, 2020, compared to $57.39 per barrel for the six months ended June 30, 2019. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Additionally, volume declined 1.8% primarily as a result of the COVID-19 Pandemic, partially offset by volume generated by the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of the retail and wholesale assets.

•

A $35 million (13%) decrease in our Retail segment revenues primarily attributable to an 18% decrease in the average selling price of motor fuel driven by the decrease in wholesale prices as discussed above. Partially offsetting this decrease was a 2.9% increase in volume driven by the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange, partially offset by the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019.

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

Our intersegment revenues decreased $45 million (26%), primarily attributable to the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019 and the decrease in wholesale prices discussed above. Partially offsetting this decrease was the incremental intersegment revenues generated by the company operated and commission sites acquired in the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange.

Cost of sales

Cost of sales decreased $302 million (30%) as a result of the decrease in wholesale motor fuel prices and from the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the conversion of 46 company operated sites to dealer operated sites discussed above. Partially offsetting this decrease was the impact of the increase in sites acquired in the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets mentioned above. See “Results of Operations—Segment Results” for additional gross profit analyses.

Income from CST Fuel Supply equity interests and Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses increased $1.6 million (18%) primarily attributable to a $1.3 million increase in acquisition-related costs driven by the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets. In addition, credit loss expense increased $0.6 million and management fees increased $0.3 million related to the increase in headcount primarily stemming from the April 2020 acquisition of retail and wholesale assets. These increases were partially offset by a $0.5 million decrease in separation benefit costs incurred in 2019 in connection with the conversion of company operated sites to dealer operated sites.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $7.7 million primarily due to $5.5 million of impairment charges recorded in connection with our reprioritization of divesting lower performing assets and the resulting reclassification of these sites to assets held for sale. In addition, we recorded additional depreciation and amortization related primarily to the assets acquired in the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets.

Gain (loss) on dispositions and lease terminations, net

During the six months ended June 30, 2020, we recorded a $67.6 million gain on the sale of our 17.5% investment in CST Fuel Supply (see Note 3 to the financial statements for additional information). In addition, we recorded $7.9 million in gains related to the properties sold in the asset exchanges with Circle K and $1.8 million related to the sale of 13 sites in connection with our ongoing real estate rationalization effort. Partially offsetting these gains, we recorded a $10.9 loss on lease terminations, including a write-off of deferred rent income, in connection with the April 2020 acquisition of retail and wholesale assets (see Note 4 to the financial statements for additional information).

Interest expense

Interest expense decreased $4.9 million (34%) primarily driven by a reduction in interest expense on borrowings under our credit facility due to a decrease in the average interest rate from 5.2% to 3.2%.

Income tax (benefit) expense

We recorded an income tax benefit of $3.0 million for the six months ended June 30, 2020 and income tax expense of $0.5 million for the six months ended June 30, 2019. The benefit in 2020 was primarily driven by losses incurred by our taxable subsidiaries.

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

Wholesale

The following table highlights the results of operations and certain operating metrics of our Wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross profit:
Motor fuel–third party	$12,177	$11,343	$25,217	$19,411
Motor fuel–intersegment and related party	15,989	7,691	22,842	14,393
Motor fuel gross profit	28,166	19,034	48,059	33,804
Rent gross profit	12,262	13,608	26,391	27,199
Other revenues	300	710	1,415	1,329
Total gross profit	40,728	33,352	75,865	62,332
Income from CST Fuel Supply equity interests(a)	—	3,734	3,202	7,160
Operating expenses	(9,509)	(7,407)	(18,583)	(15,525)
Operating income(b)	$31,219	$29,679	$60,484	$53,967
Motor fuel distribution sites (end of period):(c)
Motor fuel–third party
Independent dealers(d)	712	364	712	364
Lessee dealers(e)	677	571	677	571
Total motor fuel distribution–third party sites	1,389	935	1,389	935
Motor fuel–intersegment and related party
DMS (related party)(f)	—	73	—	73
Circle K(g)	5	37	5	37
Commission agents (Retail segment)(h)	212	170	212	170
Company operated retail sites (Retail segment)(i)	150	46	150	46
Total motor fuel distribution–intersegment and related party sites	367	326	367	326
Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	1,365	899	1,207	881
Motor fuel-intersegment and related party distribution	360	343	309	353
Total motor fuel distribution sites	1,725	1,242	1,516	1,234
Volume of gallons distributed (in thousands)
Third party	192,927	174,400	370,424	325,797
Intersegment and related party	67,319	84,202	110,467	164,038
Total volume of gallons distributed	260,246	258,602	480,891	489,835

Wholesale margin per gallon	$0.108	$0.074	$0.100	$0.069

(a)	Represents income from our equity interest in CST Fuel Supply. See Note 3 to the financial statements for information regarding the CST Fuel Supply Exchange.
(b)

See the reconciliation of our segment’s operating income to Adjusted EBITDA and related reconciliation of Adjusted EBITDA to net income under the heading “Results of Operations—Non-GAAP Financial Measures.”

(c)	In addition, as of June 30, 2020 and 2019, we distributed motor fuel to 13 sub-wholesalers who distributed to additional sites.

(d)

The increase in the independent dealer site count was primarily attributable to the 288 independent dealer contracts acquired in the CST Fuel Supply Exchange, the asset exchange with Circle K which resulted in 26 Circle K sites being converted to independent dealers, and the acquisition of retail and wholesale assets in which we acquired 31 independent dealer contracts.

(e)

The increase in the lessee dealer site count was primarily attributable to the 107 lessee dealer sites acquired in the asset exchanges with Circle K, the conversion of 46 company operated sites to dealer operated sites, the 18 lessee dealer sites acquired in the CST Fuel Supply Exchange and converting sites operated by DMS to lessee dealer sites, partially offset by the impacts of the acquisition of retail and wholesale assets that resulted in the termination of leases at 48 lessee dealer sites and the real estate rationalization effort.

(f)

The decrease in the DMS site count was primarily attributable to the acquisition of retail and wholesale assets that resulted in the termination of 54 leases with DMS and the conversion of sites operated by DMS to lessee dealer sites.

(g)	The decrease in the Circle K site count was primarily attributable to the asset exchange with Circle K, which resulted in 26 Circle K sites being converted to independent dealer sites.
(h)	The increase in the commission site count was primarily attributable to the 37 commission sites acquired in the CST Fuel Supply Exchange.
(i)

The increase in the company operated site count was primarily attributable to the 154 company operated sites from the acquisition of retail and wholesale assets, partially offset by the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The results were driven by:

Motor fuel gross profit

The $9.1 million (48%) increase in motor fuel gross profit was primarily driven by DTW margins resulting from the decrease in crude prices. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” In addition, the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets generated incremental fuel gross profit, partially offset by the loss of volume driven by the COVID-19 Pandemic and lower terms discounts as a result of lower crude prices.

Volume increased 0.6% primarily as a result of volume generated by the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets, partially offset by the impact of the COVID-19 Pandemic.

Rent gross profit

Rent gross profit decreased $1.3 million (10%) primarily as a result of terminating leases in connection with the acquisition of retail and wholesale assets and $0.5 million in short-term rent concessions stemming from the COVID-19 Pandemic, partially offset by the impacts from the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019 and the CST Fuel Supply Exchange.

Income from CST Fuel Supply equity interests

Income from CST Fuel Supply equity interests is no longer generated as a result of the March 2020 CST Fuel Supply Exchange. See Note 3 to the financial statements for additional information.

Operating expenses

Operating expenses increased $2.1 million (28%) primarily as a result of a $0.8 million increase in management fees related to the increase in headcount primarily stemming from the April 2020 acquisition of retail and wholesale assets and a general increase in operating expenses driven by the increase in the number of controlled sites due particularly to the asset exchanges with Circle K, the CST Fuel Supply Exchange and the conversion of 46 company operated sites to dealer operated in the third quarter of 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The results were driven by:

Motor fuel gross profit

The $14.3 million (42%) increase in motor fuel gross profit was primarily driven by DTW margins resulting from the decrease in crude prices. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” In addition, the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets generated incremental fuel gross profit, partially offset by the loss of volume driven by the COVID-19 Pandemic and lower terms discounts as a result of lower crude prices.

Volume decreased 1.8% primarily as a result of the impact of the COVID-19 Pandemic, partially offset by volume generated by the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets.

Rent gross profit

Rent gross profit decreased $0.8 million (3%) primarily as a result of terminating leases in connection with the acquisition of retail and wholesale assets and $0.5 million in short-term rent concessions stemming from the COVID-19 Pandemic, partially offset by the impacts from the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019 and the CST Fuel Supply Exchange.

Income from CST Fuel Supply equity interests

Income from CST Fuel Supply equity interests decreased $4.0 million as a result of the March 2020 CST Fuel Supply Exchange. See Note 3 to the financial statements for additional information.

Operating expenses

Operating expenses increased $3.1 million (20%) primarily as a result of a $1.0 million increase in management fees related to the increase in headcount primarily stemming from the April 2020 acquisition of retail and wholesale assets and a general increase in operating expenses driven by the increase in the number of controlled sites due particularly to the asset exchanges with Circle K, the CST Fuel Supply Exchange and the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross profit:
Motor fuel	$3,284	$1,893	$3,689	$3,437
Merchandise(a)	9,384	4,132	9,384	8,205
Rent	2,030	1,539	3,669	2,927
Other revenue(a)	1,221	538	1,221	1,376
Total gross profit	15,919	8,102	17,963	15,945
Operating expenses	(15,588)	(6,803)	(17,237)	(14,038)
Operating income(b)	$331	$1,299	$726	$1,907

Retail sites (end of period):
Commission agents(c)	212	170	212	170
Company operated retail sites(d)	150	46	150	46
Total system sites at the end of the period	362	216	362	216

Total system operating statistics:
Average retail fuel sites during the period	337	225	254	230
Motor fuel sales (gallons per site per day)	2,057	2,239	1,993	2,148
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.052	$0.041	$0.040	$0.038

Commission agents statistics:
Average retail fuel sites during the period	210	170	190	171
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.016	$0.015	$0.015	$0.016

Company operated retail site statistics:
Average retail fuel sites during the period	128	55	64	59
Motor fuel gross profit per gallon, net of credit card fees	$0.096	$0.112	$0.096	$0.095
Merchandise gross profit percentage, net of credit card fees(a)	25.4%	21.6%	25.4%	21.4%

(a)

We reclassified revenues related to certain ancillary items such as car wash revenue, lottery commissions and ATM commissions from merchandise margin to other revenues to conform to the current year presentation, which amounted to $0.5 million and $1.4 million for the three and six months ended June 30, 2019, respectively. This reclassification also impacted the merchandise gross profit percentages reported for the 2019 periods.

(b)

See the reconciliation of our segment’s operating income to Adjusted EBITDA and related reconciliation of Adjusted EBITDA to net income under the heading “Results of Operations—Non-GAAP Financial Measures” below.

(c)	The increase in the commission site count was primarily attributable to the 37 commission sites acquired in the CST Fuel Supply Exchange.
(d)

The increase in the company operated site count was primarily attributable to the 154 company operated sites from the acquisition of retail and wholesale assets, partially offset by the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Gross profit increased $7.8 million (96%) while operating expenses increased $8.8 million (129%).

These results were impacted by:

Gross profit

•

Our motor fuel gross profit increased $1.4 million (73%) attributable to a 38% increase in volume driven by the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange, partially offset by the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K, the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019 and the impact of the COVID-19 Pandemic. In addition, we realized a higher average margin per gallon as the higher retail fuel margins at our company operated sites comprised a larger percentage of our overall retail fuel margins in 2020 as compared to 2019.

•

Our merchandise gross profit increased $5.3 million (127%) as a result of the increase in company operated sites driven by the April 2020 acquisition of retail and wholesale assets, partially offset by the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019.

•	Rent gross profit increased $0.5 million (32%) due primarily to the commission sites acquired in the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange.
•

Other revenues increased $0.7 million (127%) as a result of the increase in company operated sites driven by the April 2020 acquisition of retail and wholesale assets, partially offset by the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019.

Operating expenses

Operating expenses increased $8.8 million (129%) due primarily to the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets and CST Fuel Supply Exchange, partially offset by the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Gross profit increased $2.0 million (13%) while operating expenses increased $3.2 million (23%).

These results were impacted by:

Gross profit

•

Our motor fuel gross profit increased $0.3 million (7%) attributable to a 3% increase in volume driven by the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange, partially offset by the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K, the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019 and the impact of the COVID-19 Pandemic. In addition, we realized a higher average margin per gallon as the higher retail fuel margins at our company operated sites comprised a larger percentage of our overall retail fuel margins in 2020 as compared to 2019.

•

Our merchandise gross profit increased $1.2 million (14%) as a result of the increase in company operated sites driven by the April 2020 acquisition of retail and wholesale assets, partially offset by the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019.

•	Rent gross profit increased $0.7 million (25%) due primarily to the commission sites acquired in the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange.

Operating expenses

Operating expenses increased $3.2 million (23%) due primarily to the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets and CST Fuel Supply Exchange, partially offset by the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income available to limited partners	$5,230	$6,308	$77,158	$6,387
Interest expense	4,121	7,236	9,661	14,573
Income tax (benefit) expense	(2,944)	341	(2,976)	490
Depreciation, amortization and accretion expense	16,050	12,496	33,277	25,557
EBITDA	22,457	26,381	117,120	47,007
Equity-based employee and director compensation expense	17	124	48	326
Loss (gain) on dispositions and lease terminations, net(a)	4,575	369	(66,356)	428
Acquisition-related costs(b)	672	847	2,193	1,405
Adjusted EBITDA	27,721	27,721	53,005	49,166
Cash interest expense	(3,861)	(6,981)	(9,140)	(14,028)
Sustaining capital expenditures(c)	(407)	(437)	(1,047)	(763)
Current income tax benefit(d)	2,594	2,043	3,668	1,228
Distributable Cash Flow	$26,047	$22,346	$46,486	$35,603
Weighted-average diluted common units	37,738	34,461	36,867	34,461
Distributions paid per limited partner unit(e)	$0.5250	$0.5250	$1.0500	$1.0500
Distribution Coverage Ratio(f)	1.31x	1.24x	1.20x	0.98x

(a)

During the three months ended June 30, 2020, we recorded a loss on lease terminations, including the non-cash write-off of deferred rent income associated with these leases, of $10.9 million. During the six months ended June 30, 2020, we recorded a $67.6 million gain on the sale of our 17.5% investment in CST Fuel Supply. In addition, we recorded gains on the sale of CAPL Properties in connection with the asset exchange with Circle K of $6.1 million and $7.9 million for the three and six months ended June 30, 2020, respectively.

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
(e)

On July 23, 2020, the Board approved a quarterly distribution of $0.5250 per unit attributable to the second quarter of 2020. The distribution is payable on August 11, 2020 to all unitholders of record on August 4, 2020.

(f)

The distribution coverage ratio is computed by dividing Distributable Cash Flow by the weighted-average diluted common units and then dividing that result by the distributions paid per limited partner unit.

The following table reconciles our segment operating income to Consolidated Adjusted EBITDA presented in the table above (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating income - Wholesale segment	$31,219	$29,679	$60,484	$53,967
Operating income - Retail segment	331	1,299	726	1,907
Operating income - Total segment	$31,550	$30,978	$61,210	$55,874
Reconciling items:
Elimination of intersegment profit in ending inventory balance	1,001	(84)	(451)	170
General and administrative expenses	(5,597)	(4,109)	(10,077)	(8,527)
Other income, net	78	98	215	184
Equity-based employee and director compensation expense	17	124	48	326
Acquisition-related costs	672	847	2,193	1,405
IDR distributions	—	(133)	(133)	(266)
Consolidated Adjusted EBITDA	$27,721	$27,721	$53,005	$49,166

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

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$61,643	$34,170
Net cash used in investing activities	(6,580)	(6,359)
Net cash used in financing activities	(54,658)	(28,729)

Operating Activities

Net cash provided by operating activities increased $27.5 million for the six months ended June 30, 2020 compared to the same period in 2019, primarily attributable to the incremental cash flow generated by the asset exchanges with Circle K, the CST Fuel Supply Exchange, the acquisition of retail and wholesale assets and the strong DTW margins in 2020, partially offset by the impact of the COVID-19 Pandemic. Additionally, changes in working capital stemming primarily from the acquisition of retail and wholesale assets (particularly the related increase in accounts payable) and timing (particularly the increase in motor fuel and sales taxes payable) also benefited net cash provided by operating activities in 2020 more than in 2019.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as compared to the shorter settlement of receivables for fuel and rent.

Investing Activities

We received $16.4 million from Circle K primarily in connection with the CST Fuel Supply Exchange that closed in March 2020; see Note 3 to the financial statements for additional information. In addition, we received $10.0 million in proceeds from disposals during 2020 in connection with our real estate rationalization effort and paid $22.3 million in connection with our April 2020 acquisition of retail and wholesale assets. Also, we incurred capital expenditures of $10.8 million and $10.7 million for the six months ended June 30, 2020 and 2019, respectively.

Financing Activities

We paid $38.1 million in distributions and made net repayments on our credit facility of $15.3 million for the six months ended June 30, 2020. We paid $36.5 million in distributions and made net borrowings on our credit facility of $12.3 million for the six months ended June 30, 2019.

Distributions

Distribution activity for 2020 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2019	February 3, 2020	February 10, 2020	$0.5250	$18,111
March 31, 2020	May 5, 2020	May 12, 2020	0.5250	19,881
June 30, 2020	August 4 , 2020	August 11, 2020	0.5250	19,887

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

IDRs

We distributed $0.1 million to the Topper Group and $0.3 million to Circle K with respect to the IDRs for the six months ended June 30, 2020 and 2019, respectively.

Debt

As of June 30, 2020, our debt and finance lease obligations consisted of the following (in thousands):

Revolving credit facility	$503,674
Finance lease obligations	21,259
Total debt and finance lease obligations	524,933
Current portion	2,540
Noncurrent portion	522,393
Deferred financing costs, net	3,779
Noncurrent portion, net of deferred financing costs	$518,614

Taking the interest rate swap contracts into account, our effective interest rate at June 30, 2020 was 2.35% (our applicable margin was 2.00% as of June 30, 2020). Letters of credit outstanding at June 30, 2020 totaled $5.1 million.

The amount of availability under our credit facility at July 31, 2020, after taking into consideration debt covenant restrictions, was $197.8 million.

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

The following table summarizes our capital expenditures for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Sustaining capital	$1,047	$763
Growth	9,713	9,947
Acquisitions	22,342	—
Total capital expenditures and acquisitions	$33,102	$10,710

Other Matters Impacting Liquidity and Capital Resources

Concentration of Customers

For the six months ended June 30, 2020, we distributed 7% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and Circle K accounted for approximately 9% of our rental income. For more information regarding transactions with Circle K, see Note 12 to the financial statements.

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
•

We converted our remaining company operated sites to dealer operated sites in the third quarter of 2019, which, ignoring the acquisition of retail and wholesale contracts mentioned above, will continue to result in the reduction of retail segment fuel margin, merchandise and services margin and operating expenses and an increase in rental margin in our wholesale segment.

•

We completed the dispenser upgrades and rebranding of substantially all of the Alabama sites to a major fuel supplier in the third quarter of 2019 and anticipate continuing to see a positive impact on volume.

•

Our volume starting in mid-March 2020 was and continues to be negatively impacted by the COVID-19 Pandemic, which negatively impacts fuel gross profit. In addition, but to a lesser extent, merchandise and services margins at our company operated sites acquired in the retail and wholesale transaction closed in April 2020 will be negatively impacted as well. See “Recent Developments—COVID-19 Pandemic” for additional information and actions we have and could take in the future to mitigate its impact.

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

Interest Rate Risk

As of June 30, 2020, we had $503.7 million outstanding on our revolving credit facility. Our outstanding borrowings bear interest at LIBOR plus an applicable margin, which was 2.00% at June 30, 2020. Our borrowings had a weighted-average interest rate at June 30, 2020 of 2.20%.

On March 26, 2020, we entered into an interest rate swap contract to hedge against interest rate volatility on our variable rate borrowings under the credit facility. The interest rate swap contract has a notional amount of $150 million, a fixed rate of 0.495% and matures on April 1, 2024. On April 15, 2020, we entered into two additional interest rate swap contracts, each with notional amounts of $75 million, a fixed rate of 0.38% and that mature on April 1, 2024. See Note 10 to the financial statements for additional information.

As a result of entering into these interest rate swap contracts, we have effectively converted approximately 60% of our variable rate borrowings under our credit facility to a fixed rate.

Taking the interest rate swap contracts into account, our effective interest rate at June 30, 2020 was 2.35%. A one percentage point change in LIBOR would impact annual interest expense by approximately $2.0 million.

Commodity Price Risk

We purchase gasoline and diesel fuel from several suppliers at costs that are subject to market volatility. These purchases are generally made pursuant to contracts or at market prices established with the supplier. A majority of our total gallons purchased are subject to discounts for prompt payment and other rebates and incentives, which are recorded within cost of sales. Prompt payment discounts are based on a percentage of the purchase price of motor fuel. As such, the dollar value of these discounts increases and decreases corresponding with motor fuel prices. Based on our current volumes, we estimate a $10 per barrel change in the price of crude oil would impact our annual wholesale motor fuel gross profit by approximately $2.5 million related to these payment discounts.

We do not currently engage in hedging activities for these purchases due to our pricing structure that allows us to generally pass on price changes to our customers.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this report included in Note 13 of the financial statements.

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

Global health concerns, such as the COVID-19 Pandemic, could result in social, economic and labor instability that adversely affect employee, customer, vendor, distribution channel and other business partner relationships, and in so doing could adversely affect our business, financial condition, results of operations and cash flows. For example, federal, state and local governmental actions restricting the ability of our customers to essential travel only, adversely impacts consumption of fuel. Sustained limitation on travel, or a general reluctance to travel under the COVID-19 Pandemic, adversely impacts our fuel volumes. We do not have fleet operations but rely on common carriers to distribute and deliver our products. If these distribution channels are adversely impacted by the COVID-19 Pandemic, delivery of our products could be jeopardized. In addition, sustained fuel volume decreases and less foot traffic would adversely impact our dealer operated locations which could potentially pose increased credit risks or trigger a default under our fuel supply and lease agreements.

We may incur additional costs related to the implementation prescribed safety protocols related to the COVID-19 Pandemic. With the April 14, 2020 closing of our acquisition of retail and wholesale assets, the Partnership now has 150 company operated sites. For example, we may incur substantial costs in connection with staffing impacted stores and the closing and subsequent cleaning of impacted stores resulting from a continued spread of COVID-19. We may also temporarily lose the services of employees or experience interruptions in our business which could lead to inefficiencies, interruptions in our regular operations and potential reputational harm. If we do not respond appropriately to the COVID-19 Pandemic or other similar health crises, or if customers do not perceive our response to be adequate for a particular region or our business as a whole, we could suffer damage to our reputation, which could materially adversely affect our business, financial condition and results of operations in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed in Current Reports on Form 8-K dated April 17, 2020, February 7, 2020 and January 16, 2020, and as further discussed in Note 17 to the financial statements in Item 1 in Part I above, on February 6, 2020, CrossAmerica issued 2,528,673 newly-issued common units to the Topper Group in connection with the elimination of the IDRs. As discussed in Note 4 to the financial statements in Item 1 in Part 1 above, on April 14, 2020, CrossAmerica issued 842,891 newly-issued common units to the Topper Group in connection with the acquisition of retail and wholesale assets. These issuances of common units were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1 *	Certification of Principal Executive Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 *	Certification of Principal Financial Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*†	Certification of Principal Executive Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

32.2*†	Certification of Principal Financial Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith
†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

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

Date: August 6, 2020