Form 10-Q
period 2020-09-30
CrossAmerica Partners LP
filed 2020-11-05
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 29, 2020, the registrant had outstanding 37,868,046 common units.

COMMONLY USED DEFINED TERMS

The following is a list of certain acronyms and terms generally used in the industry and throughout this document:

CrossAmerica Partners LP and subsidiaries:

CrossAmerica Partners LP	CrossAmerica, the Partnership, we, us, our

LGW	Lehigh Gas Wholesale LLC

LGPR	LGP Realty Holdings LP

LGWS	Lehigh Gas Wholesale Services, Inc. and subsidiaries

CrossAmerica Partners LP related parties at any point during 2019 or 2020:

Circle K	Circle K Stores Inc., a Texas corporation, and a wholly owned subsidiary of Couche-Tard

Couche-Tard	Alimentation Couche-Tard Inc. (TSX: ATD.A ATD.B)

CST	CST Brands LLC, which merged into Circle K Stores. Inc. on February 28, 2020, and subsidiaries, indirectly owned by Circle K.

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

ii

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,328	$1,780
Accounts receivable, net of allowances of $992 and $557, respectively	35,302	38,051
Accounts receivable from related parties	2,960	4,299
Inventory	22,368	6,230
Assets held for sale	17,093	13,231
Other current assets	9,180	5,795
Total current assets	88,231	69,386
Property and equipment, net	565,288	565,916
Right-of-use assets, net	171,006	120,767
Intangible assets, net	97,599	44,996
Goodwill	88,764	88,764
Other assets	19,325	21,318
Total assets	$1,030,213	$911,147

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$2,585	$2,471
Current portion of operating lease obligations	32,437	23,485
Accounts payable	71,384	57,392
Accounts payable to related parties	4,298	431
Accrued expenses and other current liabilities	21,905	16,382
Motor fuel and sales taxes payable	20,627	12,475
Total current liabilities	153,236	112,636
Debt and finance lease obligations, less current portion	522,050	534,859
Operating lease obligations, less current portion	143,939	100,057
Deferred tax liabilities, net	15,410	19,369
Asset retirement obligations	41,015	35,589
Other long-term liabilities	34,488	30,240
Total liabilities	910,138	832,750

Commitments and contingencies

Equity:
Common units—(37,868,046 and 34,494,441 units issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	123,076	78,397
Accumulated other comprehensive loss	(3,001)	—
Total equity	120,075	78,397
Total liabilities and equity	$1,030,213	$911,147

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except unit and per unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenues(a)	$591,022	$559,736	$1,381,119	$1,637,050
Costs of sales(b)	528,750	518,591	1,225,470	1,517,458
Gross profit	62,272	41,145	155,649	119,592

Income from CST Fuel Supply equity interests	—	3,927	3,202	11,087
Operating expenses:
Operating expenses	27,508	12,978	63,328	42,541
General and administrative expenses	5,363	3,937	15,440	12,464
Depreciation, amortization and accretion expense	18,590	14,063	51,867	39,620
Total operating expenses	51,461	30,978	130,635	94,625
Gain (loss) on dispositions and lease terminations, net	12,881	(1,745)	79,237	(2,173)
Operating income	23,692	12,349	107,453	33,881
Other income, net	143	168	358	352
Interest expense	(3,522)	(6,532)	(13,183)	(21,105)
Income before income taxes	20,313	5,985	94,628	13,128
Income tax benefit	(892)	(1,180)	(3,868)	(690)
Net income	21,205	7,165	98,496	13,818
IDR distributions	—	(133)	(133)	(399)
Net income available to limited partners	$21,205	$7,032	$98,363	$13,419

Basic and diluted earnings per common unit	$0.56	$0.20	$2.64	$0.39

Weighted-average limited partner units:
Basic common units	37,867,647	34,453,162	37,202,087	34,447,185
Diluted common units (c)	37,868,610	34,464,027	37,202,087	34,447,723

Supplemental information:
(a) Includes excise taxes of:	$47,222	$21,292	$95,929	$61,642
(a) Includes rent income of:	19,747	22,921	62,859	66,519
(b) Includes rent expense of:	6,036	7,003	19,088	20,475
(c) Diluted common units were not used in the calculation of diluted earnings per common unit for the nine months ended September 30, 2020 because to do so would have been antidilutive.

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$98,496	$13,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	51,867	39,620
Amortization of deferred financing costs	781	776
Credit loss expense	1,014	259
Deferred income tax (benefit) expense	(4,047)	4,099
Equity-based employee and director compensation expense	83	547
(Gain) loss on dispositions and lease terminations, net	(87,225)	2,173
Changes in operating assets and liabilities, net of acquisitions	25,534	8,210
Net cash provided by operating activities	86,503	69,502

Cash flows from investing activities:
Principal payments received on notes receivable	246	803
Proceeds from sale of assets to Circle K	23,049	3,148
Proceeds from sale of property and equipment	13,757	1,000
Capital expenditures	(24,439)	(18,398)
Cash paid in connection with acquisitions, net of cash acquired	(28,244)	—
Net cash used in investing activities	(15,631)	(13,447)

Cash flows from financing activities:
Borrowings under the revolving credit facility	159,098	68,442
Repayments on the revolving credit facility	(170,580)	(62,442)
Payments of long-term debt and finance lease obligations	(1,830)	(1,708)
Payment of deferred financing costs	—	(3,441)
Distributions paid on distribution equivalent rights	(8)	(63)
Distributions paid to holders of the IDRs	(133)	(399)
Distributions paid on common units	(57,871)	(54,250)
Net cash used in financing activities	(71,324)	(53,861)
Net (decrease) increase in cash and cash equivalents	(452)	2,194
Cash and cash equivalents at beginning of period	1,780	3,191
Cash and cash equivalents at end of period	$1,328	$5,385

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

(Unaudited)

	Limited Partners’ Interest		Incentive	Accumulated other
	Common Unitholders		Distribution Rights	comprehensive loss	Total Equity
	Units	Dollars	Dollars	Dollars	Dollars
Balance at December 31, 2019	34,494,441	$78,397	$—	$—	$78,397
Net income	—	71,928	133	—	72,061
Other comprehensive loss
Unrealized loss on interest rate swap contracts	—	—	—	(786)	(786)
Realized gain on interest rate swap contract reclassified from AOCI into interest expense	—	—	—	(11)	(11)
Total other comprehensive loss	—	—	—	(797)	(797)
Comprehensive income (loss)	—	71,928	133	(797)	71,264
Issuance of units to the Topper Group in connection with the Equity Restructuring Agreement	2,528,673	—	—	—	—
Distributions paid	—	(18,111)	(133)	—	(18,244)
Balance at March 31, 2020	37,023,114	$132,214	$—	$(797)	$131,417
Net income	—	5,230	—	—	5,230
Other comprehensive loss					—
Unrealized loss on interest rate swap contracts	—	—	—	(2,406)	(2,406)
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	—	(15)	(15)
Total other comprehensive loss	—	—	—	(2,421)	(2,421)
Comprehensive income (loss)	—	5,230	—	(2,421)	2,809
Acquisition of assets from entities under common control, net of fair value of common units issued	842,891	4,169	—	—	4,169
Distributions paid	—	(19,881)	—	—	(19,881)
Balance at June 30, 2020	37,866,005	$121,732	$—	$(3,218)	$118,514
Net income	—	21,205	—	—	21,205
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	—	13	13
Realized loss on interest rate swap contracts reclassified from AOCI into interest expense	—	—	—	204	204
Total other comprehensive income	—	—	—	217	217
Comprehensive income	—	21,205	—	217	21,422
Vesting of equity awards, net of units withheld for tax	2,041	26	—	—	26
Distributions paid	—	(19,887)	—	—	(19,887)
Balance at September 30, 2020	37,868,046	$123,076	$—	$(3,001)	$120,075

Balance at December 31, 2018	34,444,113	$110,933	$—	$—	$110,933
Net income and comprehensive income	—	79	133	—	212
Transition adjustment upon adoption of ASC 842	—	28,896	—	—	28,896
Distributions paid	—	(18,099)	(133)	—	(18,232)
Balance at March 31, 2019	34,444,113	$121,809	$—	$—	$121,809
Net income and comprehensive income	—	6,308	133	—	6,441
Vesting of equity awards, net of units withheld for tax	243	4	—	—	4
Asset exchange with Circle K, net of tax	—	(6,357)	—	—	(6,357)
Distributions paid	—	(18,099)	(133)	—	(18,232)
Balance at June 30, 2019	34,444,356	$103,665	$—	$—	$103,665
Net income and comprehensive income	—	7,032	133	—	7,165
Vesting of equity awards, net of units withheld for tax	15,580	263	—	—	263
Asset exchange with Circle K, net of tax	—	(1,053)	—	—	(1,053)
Distributions paid	—	(18,115)	(133)	—	(18,248)
Balance at September 30, 2019	34,459,936	$91,792	$—	$—	$91,792

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

Through its control of DMP, the Topper Group controls the sole member of our General Partner and has the ability to appoint all of the members of the Board and to control and manage the operations and activities of the Partnership. As of October 29, 2020, the Topper Group also has beneficial ownership of a 48.9% limited partner interest in the Partnership.

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

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2019 has been derived from our audited financial statements and notes thereto as of that date.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters. The COVID-19 pandemic has impacted our business and these seasonal trends typical in our business. See the “COVID-19 Pandemic” section below.

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

For the nine months ended September 30, 2020, we distributed 6% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and received 8% of our rental income from Circle K. For the nine months ended September 30, 2019, we distributed 7% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and received 17% of our rental income from Circle K.

For more information regarding transactions with DMS and Circle K, see Note 12.

For the nine months ended September 30, 2020, our wholesale business purchased approximately 27%, 22%, 13% and 10% of its motor fuel from ExxonMobil, BP, Motiva and Marathon, respectively. For the nine months ended September 30, 2019, our wholesale business purchased approximately 26%, 22%, 12% and 16% of its motor fuel from ExxonMobil, BP, Motiva and Circle K, respectively. No other fuel suppliers accounted for 10% or more of our motor fuel purchases during the nine months ended September 30, 2020 and 2019.

COVID-19 Pandemic

During the first quarter of 2020, an outbreak of a novel strain of coronavirus spread worldwide, including to the U.S., posing public health risks that have reached pandemic proportions.

We experienced a sharp decrease in fuel volume in mid-to-late March. Although fuel volumes have begun to recover during the second and third quarters of 2020, they remain below historical levels. For the nine months ended September 30, 2020, the negative impact of the volume decrease on fuel gross profit was partially offset by the positive impact from the decline in crude prices, which increased DTW margins.

As a result of the implications of COVID-19, we assessed property and equipment, other long-lived assets and goodwill for impairment and concluded no assets were impaired as of March 31, 2020. No indicators of impairment stemming from the COVID-19 Pandemic have been identified since. See Note 7 for information regarding impairment charges related primarily to classifying sites as assets held for sale.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. ASSET EXCHANGE TRANSACTION WITH CIRCLE K

During the third quarter of 2020, we completed the asset exchanges contemplated under the Asset Exchange Agreement entered into with Circle K on December 17, 2018 (the “Asset Exchange Agreement”).

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

In the sixth and final asset exchange, which closed September 15, 2020, Circle K transferred to the Partnership 23 (17 fee; 6 leased) CK Properties having an aggregate fair value of approximately $20.4 million, and the Partnership transferred to Circle K the real property for four of the CAPL Properties having an aggregate fair value of approximately $20.0 million. Because the sixth asset exchange represents the final closing contemplated by the Asset Exchange Agreement, Circle K also transferred a $6.7 million cash payment to the Partnership in connection with the closing, in accordance with the terms of the Asset Exchange Agreement, which included the $0.4 million cumulative deficit in the fair value of the CK Properties we acquired compared with the fair value of the CAPL Properties we divested.

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

Since our General Partner was acquired by the Topper Group in November 2019, the Partnership and Circle K were not entities under common control at the time of closing on the third, fourth, fifth and sixth asset exchanges. In connection with these asset exchanges, we recognized gains on the sales of the CAPL Properties, including the proceeds mentioned above, totaling $11.4 million and $19.3 million in the statements of operations for the three and nine months ended September 30, 2020, respectively, representing the fair value of assets and cash consideration received less the carrying value of assets transferred to Circle K. Additionally, we recorded the following to reflect the acquisition of the CK Properties in these asset exchanges (in thousands):

Property and equipment, net	$53,242
Right-of-use assets, net	5,266
Intangible assets, net	25,508
Total assets	84,016

Current portion of operating lease obligations	$1,194
Operating lease obligations, less current portion	4,072
Other long-term liabilities	675
Asset retirement obligations	2,815
Total liabilities	8,756
Net assets acquired	$75,260

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

In connection with the consummation of the transactions contemplated by the Asset Purchase Agreement, our contracts with certain Sellers, including DMS, were terminated and such entities are no longer customers or lessees of the Partnership. As a result, $8.0 million of the purchase price was accounted for as a loss on lease terminations during the nine months ended September 30, 2020. In addition, we wrote off $3.1 million in deferred rent income related to these same leases, also recorded as a loss on lease terminations during the nine months ended September 30, 2020.

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

Certain of the Sellers are under common control with the Partnership and thus assets acquired from such entities were recorded at carryover basis with an adjustment to equity pursuant to ASC 805-50. We recorded the following to reflect the acquisition:

	Common	Not Common
	Control	Control	Total
Common units issued	842,891	—	842,891
Common unit price	$10.73	—	$10.73
Value of common units issued	9,044	—	9,044
Purchase price paid in cash	1,785	34,447	36,232
Total purchase price	10,829	34,447	45,276
Portion of purchase price allocated to loss on lease terminations	—	7,988	7,988
Net purchase price allocable to net assets acquired	10,829	26,459	37,288

Inventory	2,086	13,605	15,691
Property and equipment, net	2,139	13,648	15,787
Right-of-use assets, net	17,330	37,215	54,545
Intangible assets, net	2,646	690	3,336
Total assets	$24,201	$65,158	$89,359

Current portion of operating lease obligations	$2,216	$5,210	$7,426
Operating lease obligations, less current portion	15,114	32,005	47,119
Deferred income taxes	89	—	89
Asset retirement obligations	614	1,328	1,942
Other long-term liabilities	214	156	370
Total liabilities	$18,247	$38,699	$56,946
Net assets acquired	$5,954	$26,459	$32,413

Contribution to equity for excess of net assets acquired from entities under common control over portion of purchase price paid in cash	$4,169		$4,169

Note 5. ASSETS HELD FOR SALE

We have classified 41 sites and 24 sites as held for sale at September 30, 2020 and December 31, 2019, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Land	$13,585	$10,082
Buildings and site improvements	5,502	5,178
Equipment	2,123	1,383
Total	21,210	16,643
Less accumulated depreciation	(4,117)	(3,412)
Assets held for sale	$17,093	$13,231

During the three and nine months ended September 30, 2020, we sold seven and 20 properties for $3.8 million and $13.3 million of proceeds, resulting in gains of $2.2 million and $4.0 million, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. INVENTORIES

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Retail site merchandise	$11,042	$—
Motor fuel	11,326	6,230
Inventories	$22,368	$6,230

See Notes 3 and 4 for information regarding the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets, in which we acquired retail site merchandise.

Note 7. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Land	$239,643	$257,131
Buildings and site improvements	283,272	296,411
Leasehold improvements	10,285	9,350
Equipment	232,544	194,997
Construction in progress	10,184	4,638
Property and equipment, at cost	775,928	762,527
Accumulated depreciation and amortization	(210,640)	(196,611)
Property and equipment, net	$565,288	$565,916

We recorded impairment charges of $2.7 million and $8.2 million during the three and nine months ended September 30, 2020, respectively, included within depreciation, amortization and accretion expenses on the statement of operations. These impairment charges were primarily related to sites initially classified within assets held for sale in connection with our ongoing real estate rationalization effort.

See Notes 2, 3 and 4 for information related to the closing of additional tranches of the asset exchange, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets, respectively, in which we acquired and/or divested property and equipment.

Note 8. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	September 30, 2020			December 31, 2019
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$187,643	$(91,051)	$96,592	$124,479	$(79,791)	$44,688
Trademarks/licenses	1,898	(1,101)	797	1,078	(1,072)	6
Covenant not to compete	4,552	(4,342)	210	4,552	(4,250)	302
Total intangible assets	$194,093	$(96,494)	$97,599	$130,109	$(85,113)	$44,996

See Notes 2, 3 and 4 for information related to the closing of additional tranches of the asset exchange, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets, respectively, in which we acquired intangible assets.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. DEBT

Our balances for long-term debt and finance lease obligations were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Revolving credit facility	$507,518	$519,000
Finance lease obligations	20,636	22,630
Total debt and finance lease obligations	528,154	541,630
Current portion	2,585	2,471
Noncurrent portion	525,569	539,159
Deferred financing costs, net	3,519	4,300
Noncurrent portion, net of deferred financing costs	$522,050	$534,859

Our revolving credit facility is secured by substantially all of our assets. Letters of credit outstanding at September 30, 2020 and December 31, 2019 totaled $5.1 million and $5.4 million, respectively. The amount of availability under the credit facility at September 30, 2020, after taking into consideration debt covenant restrictions, was $229.0 million.

Financial Covenants and Interest Rate

The credit facility contains certain financial covenants. We are required to maintain a consolidated leverage ratio for the most recently completed four fiscal quarters of 4.75 to 1.00. Such threshold is increased to 5.50 to 1.00 for the quarter during a specified acquisition period (as defined in the credit facility). Upon the occurrence of a qualified note offering (as defined in the credit facility), the consolidated leverage ratio when not in a specified acquisition period is increased to 5.25 to 1.00, while the specified acquisition period threshold remains 5.50 to 1.00. Upon the occurrence of a qualified note offering, we are also required to maintain a consolidated senior secured leverage ratio (as defined in the credit facility) for the most recently completed four fiscal quarter period of not greater than 3.75 to 1.00. Such threshold is increased to 4.00 to 1.00 for the quarter during a specified acquisition period. We are also required to maintain a consolidated interest coverage ratio (as defined in the credit facility) of at least 2.50 to 1.00. As of September 30, 2020, we were in compliance with these financial covenants.

Our borrowings under the revolving credit facility had a weighted-average interest rate of 1.91% as of September 30, 2020 (LIBOR plus an applicable margin, which was 1.75% as of September 30, 2020).

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

The fair value of these interest rate swap contracts, which is included in accrued expenses and other current liabilities and other long-term liabilities, totaled $3.0 million at September 30, 2020. See Note 14 for additional information on the fair value of the interest rate swap contracts.

We report the unrealized gains and losses on our interest rate swap contracts designated as highly effective cash flow hedges as a component of other comprehensive income and reclassify such gains and losses into earnings in the same period during which the hedged interest expense is recorded. Net realized gains and losses from settlements of the interest rate swap contracts were insignificant for the three and nine months ended September 30, 2020.

We currently estimate that a loss of $1.0 million will be reclassified from accumulated other comprehensive loss into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. OPERATING LEASES OF RETAIL SITES AS LESSEE

We lease 469 retail sites from third parties under certain non-cancelable operating leases that expire from time to time through 2033.

As of September 30, 2020, future minimum rental payments under operating leases, excluding variable lease payments or short-term payments, were as follows (in thousands):

2020	$8,763
2021	32,789
2022	31,042
2023	28,835
2024	25,841
Thereafter	102,516
Total future minimum rental payments	229,786
Less impact of discounting	53,410
176,376
Current portion of operating lease obligations	32,437
Long-term portion of operating lease obligations	$143,939

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

Note 12. RELATED-PARTY TRANSACTIONS

Transactions with Affiliates of Members of the Board

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from motor fuel sales and rental income from DMS were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues from motor fuel sales to DMS	$612	$35,308	$27,127	$110,008
Rental income from DMS	—	1,485	$1,395	$4,871

Accounts receivable from DMS and affiliates totaled $1.1 million and $4.1 million at September 30, 2020 and December 31, 2019, respectively.

In March 2019, we entered into an amendment of the master lease and master fuel supply agreements with DMS. These amendments included the following provisions:

•	DMS severed 17 sites from the master lease. After April 1, 2019, DMS was not charged rent on these sites. We transitioned substantially all of these sites to other dealers by June 30, 2019.
•	Rental income from DMS for the remainder of the lease term was reduced effective April 1, 2019 by $0.5 million annually.
•

The markup charged on fuel deliveries to the remaining 85 DMS sites covered by the master fuel supply agreement was reduced effective April 1, 2019 by $0.01 per gallon and by an additional $0.005 per gallon effective January 1, 2020.

DMS severed 12 sites in January 2020 from the master lease and master fuel supply agreements.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 4 regarding the termination of the master lease and master fuel supply agreements with DMS in connection with the acquisition of retail and wholesale assets that closed April 14, 2020.

Revenues from TopStar, an entity affiliated with Joseph V. Topper, Jr., were $9.4 million and $0.1 million for the three months ended September 30, 2020 and 2019 and $12.2 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively. Accounts receivable from TopStar were $0.8 million at September 30, 2020. As discussed in Note 4, effective April 14, 2020, we acquired wholesale fuel supply rights, including this supply contract, as part of the acquisition of retail and wholesale assets. Prior to April 14, 2020, we were only leasing motor fuel stations to TopStar.

CrossAmerica leases real estate from the Topper Group. Rent expense under these lease agreements, including rent paid under the leases entered into in connection with the acquisition of retail and wholesale assets as further discussed in Note 4, was $2.1 million and $0.3 million for the three months ended September 30, 2020 and 2019 and $4.0 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively.

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

We incurred expenses under the Topper Group Omnibus Agreement, including costs for store level personnel at our company operated sites since our April 2020 acquisition of retail and wholesale assets, totaling $12.0 million and $26.1 million for the three and nine months ended September 30, 2020, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statement of operations. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Topper Group Omnibus Agreement totaled $1.9 million at September 30, 2020.

IDR and Common Unit Distributions

We distributed $9.7 million and $4.0 million to the Topper Group related to its ownership of our common units during the three months ended September 30, 2020 and 2019 and $27.4 million and $12.0 million during the nine months ended September 30, 2020 and 2019, respectively. We distributed $0.1 million to the Topper Group related to its ownership of our IDRs during the nine months ended September 30, 2020. See Note 17 for information regarding the elimination of the IDRs.

Maintenance and Environmental Costs

Certain maintenance and environmental remediation activities are performed by an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.1 million and $0.1 million for the three months ended September 30, 2020 and 2019 and $0.4 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively. Accounts payable to this related party amounted to $0.2 million and $0.1 million at September 30, 2020 and December 31, 2019, respectively.

Environmental Compliance and Inventory Management Costs

We use certain environmental monitoring and inventory management equipment and services provided by an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of an insignificant amount for the three and nine months ended September 30, 2020.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board in connection with the April 2020 acquisition of retail and wholesale assets. Merchandise costs amounted to $5.8 million and $10.9 million for the three and nine months ended September 30, 2020, respectively. Amounts payable to this related party amounted to $1.7 million at September 30, 2020.

Vehicle Lease

In connection with the services rendered under the Topper Group Omnibus Agreement, we lease certain vehicles from an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. Lease expense was insignificant for the three and nine months ended September 30, 2020.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We sublease office space from the Topper Group that the Topper Group leases from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $0.3 million and $0.2 million for the three months ended September 30, 2020 and 2019 and $0.8 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Public Relations and Website Consulting Services

We have engaged a company affiliated with a member of the Board, for public relations and website consulting services. The cost of these services was insignificant for the three and nine months ended September 30, 2020 and 2019.

Transactions with Circle K

As a result of the GP Purchase, Circle K is no longer a related party from November 19, 2019 forward. However, for comparability purposes, we have disclosed balance sheet disclosures as of September 30, 2020 and December 31, 2019 and income statement amounts for transactions with Circle K for the three and nine months ended September 30, 2020 and 2019.

Fuel Sales and Rental Income

As of September 30, 2020, we sell wholesale motor fuel under a master fuel distribution agreement to 46 Circle K retail sites and lease real property on 11 retail sites to Circle K under a master lease agreement, each having initial 10-year terms. The master fuel distribution agreement provides us with a fixed wholesale mark-up per gallon. The master lease agreement is a triple net lease.

Revenues from wholesale fuel sales and real property rental income from Circle K were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues from motor fuel sales to Circle K	$26,265	$40,435	$72,862	$116,056
Rental income from Circle K	863	3,367	4,917	11,539

Accounts receivable from Circle K for fuel amounted to $2.6 million and $3.1 million at September 30, 2020 and December 31, 2019, respectively.

CST Fuel Supply Equity Interests

CST Fuel Supply provides wholesale motor fuel distribution to the majority of CST’s legacy U.S. retail sites at cost plus a fixed markup per gallon. From July 1, 2015 through the closing of the CST Fuel Supply Exchange, we owned a 17.5% total interest in CST Fuel Supply. We accounted for the income derived from our equity interest of CST Fuel Supply as “Income from CST Fuel Supply equity interests” on our statement of operations, which amounted to $3.2 million for the nine months ended September 30, 2020 and $3.9 million and $11.1 million for the three and nine months ended September 30, 2019, respectively.

See Note 3 for information regarding the CST Fuel Supply Exchange.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase of Fuel from Circle K

We purchased $0.1 million and $82.3 million of motor fuel from Circle K for the three months ended September 30, 2020 and 2019 and $40.0 million and $193.8 million for the nine months ended September 30, 2020 and 2019, respectively.

Effective February 1, 2018, Couche-Tard began renegotiating fuel carrier agreements, including our wholesale transportation agreements, with third party carriers. The independent conflicts committee of our Board approved an amendment to the Circle K Omnibus Agreement effective February 1, 2018 providing for the payment by us to an affiliate of Couche-Tard of a commission based on the volume purchased by us on the renegotiated wholesale transportation contracts. This commission is to compensate such affiliate of Couche-Tard for its services in connection with the renegotiations of our fuel carrier agreements with third party carriers, which resulted in overall reductions in transportation costs to us. In January 2020, this service was no longer provided by Circle K and the Topper Group has provided this service since (under the Topper Group Omnibus Agreement as further described below). This commission was $0.2 million for the three months ended September 30, 2019 and insignificant and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Amounts payable to Circle K related to these fuel purchases and freight commissions totaled $1.2 million and $13.9 million at September 30, 2020 and December 31, 2019, respectively.

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

We incurred expenses under the Transitional Omnibus Agreement and Circle K Omnibus Agreement, including incentive compensation costs and non-cash stock-based compensation expense, totaling $3.0 million and $8.6 million for the three and nine months ended September 30, 2019, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statement of operations.

Amounts payable to Circle K related to expenses incurred by Circle K on our behalf in accordance with the Transitional Omnibus Agreement totaled $6.2 million and $11.5 million at September 30, 2020 and December 31, 2019, respectively. The liability balance at September 30, 2020 and December 31, 2019 includes omnibus charges that will be paid in equal quarterly payments through December 31, 2021. As such, $1.2 million and $4.6 million is classified within other noncurrent liabilities at September 30, 2020 and December 31, 2019, respectively.

In addition, from January 1, 2020 until the closing of the CST Fuel Supply Exchange, we provided Circle K with certain administrative and operational services, on the terms and conditions set forth in the Transitional Omnibus Agreement. We recorded $0.5 million of income from such services as a reduction of operating expenses on our statement of operations for the period from January 1, 2020 through the closing of the CST Fuel Supply Exchange.

IDR and Common Unit Distributions

We distributed $0.1 million and $0.4 million to Circle K related to its ownership of our IDRs and $3.9 million and $11.8 million related to its ownership of our common units during the three and nine months ended September 30, 2019, respectively.

Note 13. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. In the event we fail to purchase the required minimum volume for a given contract year, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. We did not incur any significant penalties during the nine months ended September 30, 2020 or 2019.

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

As part of Circle K’s acquisition of Holiday Stationstores, LLC, the FTC issued a decree in which nine sites were required to be divested. These sites were divested in September 2018, after the June 15, 2018 deadline specified in the FTC orders. On July 6, 2020, the FTC agreed to settle the matter in exchange for, among other things, the respondents’ agreement to pay a $3.5 million civil penalty. Circle K indemnified us for any such penalties and associated legal costs, and Circle K paid this penalty to the FTC during the third quarter of 2020.

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

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $4.1 million and $3.4 million at September 30, 2020 and December 31, 2019, respectively. Indemnification assets related to third-party escrow funds, state funds or insurance recorded on the balance sheet within other current assets and other noncurrent assets totaled $3.4 million and $3.0 million at September 30, 2020 and December 31, 2019, respectively. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

As further discussed in Note 10, we entered into interest rate swap contracts during the nine months ended September 30, 2020. We used an income approach to measure the fair value of these contracts, utilizing a forward LIBOR yield curve for the same period as the future interest rate swap settlements. These fair value measurements are classified as Level 2.

As further discussed in Note 15, we have accrued for unvested phantom units and phantom performance units as a liability and adjust that liability on a recurring basis based on the market price of our common units each balance sheet date. These fair value measurements are classified as Level 1.

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of September 30, 2020 and December 31, 2019 due to the short-term maturity of these instruments. The fair value of the revolving credit facility approximated its carrying values of $507.5 million as of September 30, 2020 and $519.0 million as of December 31, 2019, due to the frequency with which interest rates are reset and the consistency of the market spread.

Note 15. EQUITY-BASED COMPENSATION

Partnership Equity-Based Awards

There was no new CrossAmerica equity-based award activity for the nine months ended September 30, 2020.

CrossAmerica equity-based compensation expense was insignificant and $0.1 million for the three months ended September 30, 2020 and 2019 and insignificant and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively. The liability for CrossAmerica equity-based awards was insignificant at both September 30, 2020 and December 31, 2019.

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

CST Equity-Based Awards

Equity-based compensation expense for CST equity-based awards charged to us under the Transitional Omnibus Agreement and the Circle K Omnibus Agreement was $0.1 million for the three months ended September 30, 2019 and insignificant and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was passed on March 27, 2020, which establishes a five-year carryback of net operating losses (NOLs) generated in 2018, 2019 and 2020 and temporarily suspends the 80% limitation on the use of NOLs in 2018, 2019 and 2020. The CARES Act also increases the adjusted taxable income limitation from 30% to 50% for business interest deductions under IRC Section 163(j) for 2019 and 2020. The CARES Act did not have a material impact on our financial statements for the nine months ended September 30, 2020.

We recorded an income tax benefit of $0.9 million and $1.2 million for the three months ended September 30, 2020 and 2019 and $3.9 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively, as a result of the income/losses generated by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only LGWS is subject to income tax.

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

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Distributions paid	$19,887	$18,115	$57,879	$54,313
Allocation of distributions in excess of net income	1,318	(11,083)	40,484	(40,894)
Limited partners’ interest in net income - basic and diluted	$21,205	$7,032	$98,363	$13,419
Denominator:
Weighted-average limited partnership units outstanding - basic	37,867,647	34,453,162	37,202,087	34,447,185
Adjustment for phantom and phantom performance units (a)	963	10,865	—	538
Weighted-average limited partnership units outstanding - diluted	37,868,610	34,464,027	37,202,087	34,447,723
Net income per limited partnership unit - basic and diluted	$0.56	$0.20	$2.64	$0.39

Distributions paid per common unit	$0.5250	$0.5250	$1.5750	$1.5750
Distributions declared (with respect to each respective period) per common unit	$0.5250	$0.5250	$1.5750	$1.5750

(a)

4,589 potentially dilutive common units were not included in the calculation of diluted earnings per common unit for the nine months ended September 30, 2020 because to do so would have been antidilutive.

Distributions

Distribution activity for 2020 is as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2019	February 3, 2020	February 10, 2020	$0.5250	$18,111
March 31, 2020	May 5, 2020	May 12, 2020	0.5250	19,881
June 30, 2020	August 4, 2020	August 11, 2020	0.5250	19,887
September 30, 2020	November 3, 2020	November 10, 2020	0.5250	19,887

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

Note 18. SEGMENT REPORTING

We conduct our business in two segments: 1) the Wholesale segment and 2) the Retail segment. The Wholesale segment includes the wholesale distribution of motor fuel to lessee dealers, independent dealers, commission agents, DMS (through the closing of the acquisition of retail and wholesale assets), Circle K and company operated retail sites. We have exclusive motor fuel distribution contracts with lessee dealers who lease the property from us. We also have exclusive distribution contracts with independent dealers to distribute motor fuel but do not collect rent from the independent dealers. Similar to lessee dealers, we have motor fuel distribution agreements with DMS (through the closing of the acquisition of retail and wholesale assets) and Circle K and collect rent from both. The Retail segment includes the retail sale of motor fuel at retail sites operated by commission agents and the sale of convenience merchandise items and the retail sale of motor fuel at company operated sites. A commission agent is a retail site where we retain title to the motor fuel inventory and sell it directly to our end user customers. At commission agent retail sites, we manage motor fuel inventory pricing and retain the gross profit on motor fuel sales, less a commission to the agent who operates the retail site. Similar to our Wholesale segment, we also generate revenues through leasing or subleasing real estate in our Retail segment.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended September 30, 2020
Revenues from fuel sales to external customers	$339,277	$183,617	$—	$522,894
Intersegment revenues from fuel sales	128,478	—	(128,478)	—
Revenues from food and merchandise sales	—	46,266	—	46,266
Rent income	17,144	2,603	—	19,747
Other revenue	290	1,825	—	2,115
Total revenues	$485,189	$234,311	$(128,478)	$591,022

Income from CST Fuel Supply equity interests	$-	$—	$—	$-
Operating income (loss)	$34,500	$296	$(11,104)	$23,692

Three Months Ended September 30, 2019
Revenues from fuel sales to external customers	$426,161	$99,935	$—	$526,096
Intersegment revenues from fuel sales	76,491	—	(76,491)	—
Revenues from food and merchandise sales (a)	—	9,598	—	9,598
Rent income	20,734	2,187	—	22,921
Other revenue (a)	990	131	—	1,121
Total revenues	$524,376	$111,851	$(76,491)	$559,736

Income from CST Fuel Supply equity interests	$3,927	$—	$—	$3,927
Operating income (loss)	$31,519	$523	$(19,693)	$12,349

Nine Months Ended September 30, 2020
Revenues from fuel sales to external customers	$860,737	$369,594	$—	$1,230,331
Intersegment revenues from fuel sales	254,850	—	(254,850)	—
Revenues from food and merchandise sales	—	83,178	—	83,178
Rent income	55,275	7,584	—	62,859
Other revenue	1,705	3,046	—	4,751
Total revenues	$1,172,567	$463,402	$(254,850)	$1,381,119

Income from CST Fuel Supply equity interests	$3,202	$—	$—	$3,202
Operating income	$94,984	$1,022	$11,447	$107,453

Nine Months Ended September 30, 2019
Revenues from fuel sales to external customers	$1,198,486	$320,344	$—	$1,518,830
Intersegment revenues from fuel sales	247,381	—	(247,381)	—
Revenues from food and merchandise sales (a)	—	47,875	—	47,875
Rent income	60,188	6,331	—	66,519
Other revenue (a)	2,319	1,507	—	3,826
Total revenues	$1,508,374	$376,057	$(247,381)	$1,637,050

Income from CST Fuel Supply equity interests	$11,087	$—	$—	$11,087
Operating income (loss)	$85,487	$2,430	$(54,036)	$33,881

(a)

We reclassified revenues related to certain ancillary items such as car wash revenue, lottery commissions and ATM commissions from revenues from food and merchandise sales to other revenue to conform to the current year presentation, which amounted to $0.1 million and $1.5 million for the three and nine months ended September 30, 2019, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From the date of conversion of the 46 company operated sites to dealer operated sites in the third quarter of 2019 through April 14, 2020, we did not have any company operated sites. See Note 4 for information related to the acquisition of retail and wholesale assets.

Receivables relating to the revenue streams above are as follows (in thousands):

	September 30,	December 31,
	2020	2019
Receivables from fuel and merchandise sales	$31,822	$33,032
Receivables for rent and other lease-related charges	6,440	9,318
Total accounts receivable	$38,262	$42,350

Performance obligations are satisfied as fuel is delivered to the customer and as merchandise is sold to the customer. Many of our fuel contracts with our customers include minimum purchase volumes measured on a monthly basis, although such revenue is not material. Receivables from fuel are recognized on a per-gallon rate and are generally collected within 10 days of delivery.

The balance of unamortized costs incurred to obtain certain contracts with customers was $7.8 million and $6.5 million at September 30, 2020 and December 31, 2019, respectively. Amortization of such costs is recorded against operating revenues and amounted to $0.4 million and $0.3 million for the three months ended September 30, 2020 and 2019 and $0.9 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Receivables from rent and other lease-related charges are generally collected at the beginning of the month.

Note 19. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Decrease (increase):
Accounts receivable	$934	$(6,053)
Accounts receivable from related parties	1,339	(2,087)
Inventories	108	7,665
Other current assets	(3,128)	(1,313)
Other assets	(1,504)	(3,169)
Increase (decrease):
Accounts payable (a)	13,966	7,747
Accounts payable to related parties	3,553	8,555
Motor fuel and sales taxes payable	8,152	1,875
Accrued expenses and other current liabilities	3,819	(7,142)
Other long-term liabilities	(1,705)	2,132
Changes in operating assets and liabilities, net of acquisitions	$25,534	$8,210

(a)	change in 2020 driven by newly acquired company operated activity and initial build of accounts payable balance

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

Supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for interest	$12,679	$20,605
Cash paid for income taxes, net of refunds received	534	3,393

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2020	2019
Lease liability arising from obtaining right-of-use assets	$70,905	$2,879
Net assets acquired in connection with the asset exchange tranches with Circle K	(75,935)	(35,740)
Net assets acquired in connection with the CST Fuel Supply Exchange with Circle K	(54,920)	—
Net assets acquired in connection with the acquisition of retail and wholesale assets	(17,092)	—

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

•

Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three and nine months ended September 30, 2020 and 2019 and non-GAAP financial measures.

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

Asset Exchange Transactions with Circle K

During the third quarter of 2020, we completed the asset exchanges contemplated under the Asset Exchange Agreement entered into with Circle K on December 17, 2018 (the “Asset Exchange Agreement”).

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

In the sixth and final asset exchange, which closed September 15, 2020, Circle K transferred to the Partnership 23 (17 fee; 6 leased) CK Properties having an aggregate fair value of approximately $20.4 million, and the Partnership transferred to Circle K the real property for four of the CAPL Properties having an aggregate fair value of approximately $20.0 million. Because the sixth asset exchange represents the final closing contemplated by the Asset Exchange Agreement, Circle K also transferred a $6.7 million cash payment, which included the $0.4 million deficit in fair value between the total properties exchanged, to the Partnership in connection with the closing, in accordance with the terms of the Asset Exchange Agreement.

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

Since our General Partner was acquired by the Topper Group in November 2019, the Partnership and Circle K are not entities under common control at the time of closing on the third, fourth, fifth and sixth asset exchanges. In connection with these asset exchanges, we recognized gains on the sales of the CAPL Properties, including the proceeds mentioned above, totaling $11.4 million and $19.3 million in the statements of operations for the three and nine months ended September 30, 2020, respectively.

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

In connection with the consummation of the transactions contemplated by the Asset Purchase Agreement, our contracts with one of the Sellers, DMS, were terminated and DMS is no longer a customer or lessee of the Partnership. As a result, $8.0 million of the purchase price was accounted for as a loss on lease terminations during the nine months ended September 30, 2020. In addition, we wrote off $3.1 million of deferred rent income related to these same leases, also recorded as a loss on lease terminations during the nine months ended September 30, 2020.

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

We do not have fleet operations but rely on common carriers to distribute and deliver our products. Although we have not experienced significant disruptions to date, if these distribution channels were adversely impacted by the COVID-19 Pandemic, delivery of our products could be jeopardized. Also, sustained volume decreases and less foot-traffic resulting from the COVID-19 Pandemic may lead to cash flow constraints at our dealer-operated locations potentially posing increased credit risk and leading to a default on their fuel supply or lease agreements with us.

We may incur additional costs related to the implementation of prescribed safety protocols related to the COVID-19 Pandemic. With the April 14, 2020 closing of our acquisition of retail and wholesale assets, the Partnership now has 149 company operated sites (see Note 4 to the financial statements for additional information). In the event there are confirmed diagnoses of COVID-19 within a significant number of these stores, we may incur costs related to the closing and subsequent cleaning of these stores and the ability to adequately staff the impacted sites. We may also experience reputation risk as consumers may choose to frequent alternate locations not operated by us.

We experienced a sharp decrease in fuel volume in mid-to-late March. Although fuel volumes have begun to recover during the second and third quarters of 2020, they remain below historical levels. For the nine months ended September 30, 2020, the negative impact of the volume decrease on fuel gross profit was partially offset by the positive impact from the decline in crude prices, which increased DTW margins.

As a result of the implications of COVID-19, we assessed property and equipment, other long-lived assets and goodwill for impairment and concluded no assets were impaired as of March 31, 2020. No indicators of impairment stemming from the COVID-19 Pandemic have been identified since. See Note 7 for information regarding impairment charges related primarily to classifying sites as assets held for sale.

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
•

We completed six tranches of the asset exchange with Circle K on May 21, 2019, September 5, 2019, February 25, 2020, April 7, 2020, May 5, 2020 and September 15, 2020, as further described in Note 2 to the financial statements. With the closing of the sixth tranche, the transactions contemplated under the Asset Exchange have concluded.

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

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenues	$591,022	$559,736	$1,381,119	$1,637,050
Costs of sales	528,750	518,591	1,225,470	1,517,458
Gross profit	62,272	41,145	155,649	119,592

Income from CST Fuel Supply equity interests	—	3,927	3,202	11,087
Operating expenses:
Operating expenses	27,508	12,978	63,328	42,541
General and administrative expenses	5,363	3,937	15,440	12,464
Depreciation, amortization and accretion expense	18,590	14,063	51,867	39,620
Total operating expenses	51,461	30,978	130,635	94,625
Gain (loss) on dispositions and lease terminations, net	12,881	(1,745)	79,237	(2,173)
Operating income	23,692	12,349	107,453	33,881
Other income, net	143	168	358	352
Interest expense	(3,522)	(6,532)	(13,183)	(21,105)
Income before income taxes	20,313	5,985	94,628	13,128
Income tax benefit	(892)	(1,180)	(3,868)	(690)
Net income	21,205	7,165	98,496	13,818
IDR distributions	—	(133)	(133)	(399)
Net income available to limited partners	$21,205	$7,032	$98,363	$13,419

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Consolidated Results

Operating revenues increased $31 million (6%), while gross profit increased $21 million (51%).

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $39 million (7%) decrease in our Wholesale segment revenues primarily attributable to the decrease in crude oil prices. The average daily spot price of WTI crude oil decreased 27% to $40.89 per barrel for the third quarter of 2020, compared to $56.34 per barrel for the third quarter of 2019. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Additionally, volume increased 26% primarily as a result of volume generated by the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets (the average number of sites with wholesale fuel distribution increased 35% from the third quarter of 2019 to the third quarter of 2020), partially offset by the impact of the COVID-19 Pandemic.

•

A $122 million (109%) increase in our Retail segment revenues primarily attributable to the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange, partially offset by the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019 (the average total system sites increased 83% from the third quarter of 2019 to the third quarter of 2020). Volume increased 119% for the third quarter of 2020 compared to the third quarter of 2019; however, the average retail fuel price decreased 16% between those same periods due primarily to the drop in wholesale motor fuel prices as noted above.

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

Our intersegment revenues increased $52 million (68%), primarily attributable to the incremental intersegment revenues generated by the company operated and commission sites acquired in the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange, partially offset by the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019 and the decrease in wholesale prices discussed above.

Cost of sales

Cost of sales increased $10 million (2%) as a result of the impact of the increase in sites acquired in the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets, partially offset by the decrease in wholesale motor fuel prices and from the conversion of 46 company operated sites to dealer operated sites discussed above. See “Results of Operations—Segment Results” for additional gross profit analyses.

Income from CST Fuel Supply equity interests and Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses increased $1.4 million (36%) primarily attributable to a $0.2 million increase in credit loss expense, a $0.2 million increase in legal fees and a $0.8 million increase in management fees related to the increase in headcount primarily stemming from the April 2020 acquisition of retail and wholesale assets.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $4.5 million (32%) primarily from the property and equipment and intangible assets acquired in the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets. In addition, we recorded $2.7 million in impairment charges during the third quarter of 2020, compared with $1.8 million in impairment charges during the same period of the prior year. These impairment charges were primarily related to ongoing real estate rationalization effort and the resulting reclassification of these sites to assets held for sale.

Gain (loss) on dispositions and lease terminations, net

During the three months ended September 30, 2020, we recorded $11.4 million in gains related to the properties sold in the asset exchanges with Circle K. In addition, we recorded $2.2 million in gains in connection with our ongoing real estate rationalization effort.

During the three months ended September 30, 2019, we recorded a $0.5 million loss on the sale of inventory to Applegreen plc in connection with the conversion of 46 company operated sites to dealer operated sites. In addition, we recorded a $0.6 million loss to write off deferred rent income related to DMS giving notice to sever 12 sites in early 2020 from the master lease with us.

Interest expense

Interest expense decreased $3.0 million (46%) primarily driven by a reduction in interest expense on borrowings under our credit facility due to a decrease in the average interest rate from 4.5% to 2.1%.

Income tax expense (benefit)

We recorded an income tax benefit of $0.9 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively. The benefits were primarily driven by losses incurred by our taxable subsidiaries.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Consolidated Results

Operating revenues decreased $256 million (16%), while gross profit increased $36 million (30%).

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $336 million (22%) decrease in our Wholesale segment revenues primarily attributable to the decrease in crude oil prices. The average daily spot price of WTI crude oil decreased 33% to $38.04 per barrel for the nine months ended September 30, 2020, compared to $57.04 per barrel for the nine months ended September 30, 2019. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Volume increased 8% primarily as a result of the volume generated by the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of the retail and wholesale assets (the average number of sites with wholesale fuel distribution increased 27% from the nine months ended September 30, 2019 compared to the same period in 2020), partially offset by the impact of the COVID-19 Pandemic.

•

An $87 million (23%) increase in our Retail segment revenues primarily attributable to a 38% increase in volume driven by the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange, partially offset by the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019 (the average total system sites increased 32% from the nine months ended September 30, 2019 compared to the same period in 2020). Partially offsetting these increases was a 17% decrease in the average selling price of motor fuel driven by the decrease in wholesale prices as discussed above.

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

Our intersegment revenues increased $7 million (3%), primarily attributable to the incremental intersegment revenues generated by the company operated and commission sites acquired in the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange. These increases were partially offset by the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K, the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019 and the decrease in wholesale prices discussed above.

Cost of sales

Cost of sales decreased $292 million (19%) as a result of the decrease in wholesale motor fuel prices and from the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the conversion of 46 company operated sites to dealer operated sites discussed above. Partially offsetting this decrease was the impact of the increase in sites acquired in the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets mentioned above. See “Results of Operations—Segment Results” for additional gross profit analyses.

Income from CST Fuel Supply equity interests and Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses increased $3.0 million (24%) primarily attributable to a $1.0 million increase in acquisition-related costs driven by the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets. In addition, credit loss expense increased $0.8 million and management fees increased $1.1 million related to the increase in headcount primarily stemming from the April 2020 acquisition of retail and wholesale assets.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $12.2 million (31%) primarily due to $8.2 million of impairment charges recorded in connection with our ongoing real estate rationalization effort and the resulting reclassification of these sites to assets held for sale, as compared to $1.8 million for the comparable period of the prior year. In addition, we recorded additional depreciation and amortization related primarily to the assets acquired in the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets.

Gain (loss) on dispositions and lease terminations, net

During the nine months ended September 30, 2020, we recorded a $67.6 million gain on the sale of our 17.5% investment in CST Fuel Supply (see Note 3 to the financial statements for additional information). In addition, we recorded $19.3 million in gains related to the properties sold in the asset exchanges with Circle K and $4.0 million in gains related to the sale of sites in connection with our ongoing real estate rationalization effort. Partially offsetting these gains, we recorded a $10.9 loss on lease terminations, including a write-off of deferred rent income, in connection with the April 2020 acquisition of retail and wholesale assets (see Note 4 to the financial statements for additional information).

During the nine months ended September 30, 2019, we recorded a $0.5 million loss on the sale of inventory to Applegreen plc in connection with the conversion of 46 company operated sites to dealer operated sites. In addition, we recorded a $0.6 million loss to write off deferred rent income related to DMS giving notice to sever 12 sites in early 2020 from the master lease with us.

Interest expense

Interest expense decreased $7.9 million (38%) primarily driven by a reduction in interest expense on borrowings under our credit facility due to a decrease in the average interest rate from 5.0% to 2.8%.

Income tax (benefit) expense

We recorded an income tax benefit of $3.9 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively. The benefits were primarily driven by losses incurred by our taxable subsidiaries.

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

Wholesale

The following table highlights the results of operations and certain operating metrics of our Wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross profit:
Motor fuel–third party	$15,505	$13,392	$40,722	$32,805
Motor fuel–intersegment and related party	15,181	7,451	38,023	21,844
Motor fuel gross profit	30,686	20,843	78,745	54,649
Rent gross profit	11,853	14,331	38,244	41,530
Other revenues	290	990	1,705	2,319
Total gross profit	42,829	36,164	118,694	98,498
Income from CST Fuel Supply equity interests(a)	—	3,927	3,202	11,087
Operating expenses	(8,329)	(8,572)	(26,912)	(24,098)
Operating income	$34,500	$31,519	$94,984	$85,487
Motor fuel distribution sites (end of period):(b)
Motor fuel–third party
Independent dealers(c)	683	370	683	370
Lessee dealers(d)	667	662	667	662
Total motor fuel distribution–third party sites	1,350	1,032	1,350	1,032
Motor fuel–intersegment and related party
DMS (related party)(e)	—	68	—	68
Circle K(f)	5	28	5	28
Commission agents (Retail segment)(g)	211	169	211	169
Company operated retail sites (Retail segment)(h)	149	—	149	0
Total motor fuel distribution–intersegment and related party sites	365	265	365	265
Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	1,345	965	1,253	909
Motor fuel-intersegment and related party distribution	364	302	327	336
Total motor fuel distribution sites	1,709	1,267	1,580	1,245
Volume of gallons distributed (in thousands)
Third party	242,826	188,261	613,250	514,058
Intersegment and related party	84,541	72,026	195,008	236,064
Total volume of gallons distributed	327,367	260,287	808,258	750,122

Wholesale margin per gallon	$0.094	$0.080	$0.097	$0.073

(a)	Represents income from our equity interest in CST Fuel Supply. See Note 3 to the financial statements for information regarding the CST Fuel Supply Exchange.

(b)	In addition, as of September 30, 2020 and 2019, we distributed motor fuel to 14 and 13 sub-wholesalers who distributed to additional sites, respectively.
(c)

The increase in the independent dealer site count was primarily attributable to the 288 independent dealer contracts acquired in the CST Fuel Supply Exchange and the asset exchange with Circle K which resulted in 26 Circle K sites being converted to independent dealers.

(d)

The increase in the lessee dealer site count was primarily attributable to the 72 lessee dealer sites acquired in the asset exchanges with Circle K, the 18 lessee dealer sites acquired in the CST Fuel Supply Exchange and converting sites operated by DMS to lessee dealer sites, partially offset by the impacts of the acquisition of retail and wholesale assets that resulted in the termination of leases at 48 lessee dealer sites and the real estate rationalization effort.

(e)

The decrease in the DMS site count was primarily attributable to the acquisition of retail and wholesale assets that resulted in the termination of 54 leases with DMS and the conversion of sites operated by DMS to lessee dealer sites.

(f)	The decrease in the Circle K site count was primarily attributable to the asset exchange with Circle K, which resulted in 26 Circle K sites being converted to independent dealer sites.
(g)	The increase in the commission site count was primarily attributable to the 37 commission sites acquired in the CST Fuel Supply Exchange.
(h)	The increase in the company operated site count was primarily attributable to the 154 company operated sites from the acquisition of retail and wholesale assets.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The results were driven by:

Motor fuel gross profit

The $9.8 million (47%) increase in motor fuel gross profit was primarily driven by a 26% increase in volume as a result of the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets, partially offset by the impact of the COVID-19 Pandemic. In addition, particularly with the acquisition of retail and wholesale assets, a greater percentage of our wholesale volume is DTW-priced in the third quarter of 2020 relative to the same period in 2019, and so we benefited from an increase in DTW margins as well. These increases were partially offset by the loss of volume driven by the COVID-19 Pandemic and lower terms discounts as a result of lower crude prices. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Rent gross profit

Rent gross profit decreased $2.5 million (17%) primarily as a result of terminating leases in connection with the acquisition of retail and wholesale assets, partially offset by the impacts from the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019 and the CST Fuel Supply Exchange.

Income from CST Fuel Supply equity interests

Income from CST Fuel Supply equity interests is no longer generated as a result of the March 2020 CST Fuel Supply Exchange. See Note 3 to the financial statements for additional information.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The results were driven by:

Motor fuel gross profit

The $24.1 million (44%) increase in motor fuel gross profit was primarily driven by DTW margins resulting from the decrease in crude prices. In addition, particularly with the acquisition of retail and wholesale assets, a greater percentage of our wholesale volume is DTW-priced in the nine months ended September 30, 2020 relative to the same period in 2019. Volume increased 8% as a result of the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets, partially offset by the impact of the COVID-19 Pandemic. These increases were partially offset by the loss of volume driven by the COVID-19 Pandemic and lower terms discounts as a result of lower crude prices. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Rent gross profit

Rent gross profit decreased $3.3 million (8%) primarily as a result of terminating leases in connection with the acquisition of retail and wholesale assets and $0.5 million in short-term rent concessions, partially offset by the impacts from the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019 and the CST Fuel Supply Exchange.

Income from CST Fuel Supply equity interests

Income from CST Fuel Supply equity interests decreased $7.9 million as a result of the March 2020 CST Fuel Supply Exchange. See Note 3 to the financial statements for additional information.

Operating expenses

Operating expenses increased $2.8 million (12%) primarily as a result of a $1.2 million increase in environmental costs related to increased remediation reserves and increased costs in compliance testing and monitoring due to the increase in controlled sites as a result of the acquisitions. In addition, we incurred increases in management fees related to the increase in headcount primarily stemming from the April 2020 acquisition of retail and wholesale assets and a general increase in operating expenses driven by the increase in the number of controlled sites due particularly to the asset exchanges with Circle K, the CST Fuel Supply Exchange and the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross profit:
Motor fuel	$3,487	$1,247	$7,176	$4,683
Merchandise(a)	12,305	1,964	21,689	10,169
Rent	1,858	1,587	5,527	4,514
Other revenue(a)	1,825	131	3,046	1,507
Total gross profit	19,475	4,929	37,438	20,873
Operating expenses	(19,179)	(4,406)	(36,416)	(18,443)
Operating income	$296	$523	$1,022	$2,430

Retail sites (end of period):
Commission agents(b)	211	169	211	169
Company operated retail sites(c)	149	—	149	—
Total system sites at the end of the period	360	169	360	169

Total system operating statistics:
Average retail fuel sites during the period	359	196	289	219
Motor fuel sales (gallons per site per day)	2,601	2,173	2,892	2,154
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.041	$0.032	$0.040	$0.036

Commission agents statistics:
Average retail fuel sites during the period	209	169	196	170
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.015	$0.015	$0.015	$0.015

Company operated retail site statistics:
Average retail fuel sites during the period	150	27	93	48
Motor fuel gross profit per gallon, net of credit card fees	$0.066	$0.129	$0.078	$0.101
Merchandise gross profit percentage, net of credit card fees(a)	26.6%	20.5%	26.1%	21.2%

(a)

We reclassified revenues related to certain ancillary items such as car wash revenue, lottery commissions and ATM commissions from merchandise margin to other revenues to conform to the current year presentation, which amounted to $0.1 million and $1.5 million for the three and nine months ended September 30, 2019, respectively. This reclassification also impacted the merchandise gross profit percentages reported for the 2019 periods.

(b)	The increase in the commission site count was primarily attributable to the 37 commission sites acquired in the CST Fuel Supply Exchange.
(c)	The increase in the company operated site count was primarily attributable to the 154 company operated sites from the acquisition of retail and wholesale assets.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Gross profit increased $14.5 million while operating expenses increased $14.8 million.

These results were impacted by:

Gross profit

•

Our motor fuel gross profit increased $2.2 million (180%) attributable to a 119% increase in volume driven by the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange, partially offset by the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019 and the impact of the COVID-19 Pandemic. In addition, we realized a higher average margin per gallon as the higher retail fuel margins at our company operated sites comprised a larger percentage of our overall retail fuel margins in 2020 as compared to 2019.

•

Our merchandise gross profit increased $10.3 million as a result of the increase in company operated sites driven by the April 2020 acquisition of retail and wholesale assets, partially offset by the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019.

•	Rent gross profit increased $0.3 million (17%) due primarily to the commission sites acquired in the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange.
•

Other revenues increased $1.7 million as a result of the increase in company operated sites driven by the April 2020 acquisition of retail and wholesale assets, partially offset by the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019.

Operating expenses

Operating expenses increased $14.8 million due primarily to the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets and CST Fuel Supply Exchange, partially offset by the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Gross profit increased $16.6 million (79%) while operating expenses increased $18.0 million (97%).

These results were impacted by:

Gross profit

•

Our motor fuel gross profit increased $2.5 million (53%) attributable to a 38% increase in volume driven by the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange, partially offset by the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K, the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019 and the impact of the COVID-19 Pandemic. In addition, we realized a higher average margin per gallon as the higher retail fuel margins at our company operated sites comprised a larger percentage of our overall retail fuel margins in 2020 as compared to 2019.

•

Our merchandise gross profit increased $11.5 million (113%) as a result of the increase in company operated sites driven by the April 2020 acquisition of retail and wholesale assets, partially offset by the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019.

•	Rent gross profit increased $1.0 million (22%) due primarily to the commission sites acquired in the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange.

Operating expenses

Operating expenses increased $18.0 million (97%) due primarily to the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets and CST Fuel Supply Exchange, partially offset by the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income available to limited partners	$21,205	$7,032	$98,363	$13,419
Interest expense	3,522	6,532	13,183	21,105
Income tax benefit	(892)	(1,180)	(3,868)	(690)
Depreciation, amortization and accretion expense	18,590	14,063	51,867	39,620
EBITDA	42,425	26,447	159,545	73,454
Equity-based employee and director compensation expense	35	221	83	547
(Gain) loss on dispositions and lease terminations, net(a)	(12,881)	1,745	(79,237)	2,173
Acquisition-related costs(b)	385	538	2,578	1,943
Adjusted EBITDA	29,964	28,951	82,969	78,117
Cash interest expense	(3,261)	(6,301)	(12,401)	(20,329)
Sustaining capital expenditures(c)	(745)	(466)	(1,792)	(1,229)
Current income tax benefit(d)	3,784	3,561	7,452	4,789
Distributable Cash Flow	$29,742	$25,745	$76,228	$61,348
Weighted-average diluted common units	37,869	34,464	37,202	34,448
Distributions paid per limited partner unit(e)	$0.5250	$0.5250	$1.5750	$1.5750
Distribution Coverage Ratio(f)	1.50x	1.42x	1.30x	1.13x

(a)

We recorded gains on the sale of CAPL Properties in connection with the asset exchange with Circle K of $11.4 million and $19.3 million for the three and nine months ended September 30, 2020, respectively. We also recorded gains on the sale of sites in connection with our ongoing real estate rationalization effort of $2.2 million and $4.0 million for the three and nine months ended September 30, 2020, respectively. During the nine months ended September 30, 2020, we recorded a $67.6 million gain on the sale of our 17.5% investment in CST Fuel Supply. Also during the nine months ended September 30, 2020, we recorded a loss on lease terminations, including the non-cash write-off of deferred rent income associated with these leases, of $10.9 million.

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
(e)

On October 22, 2020, the Board approved a quarterly distribution of $0.5250 per unit attributable to the third quarter of 2020. The distribution is payable on November 10, 2020 to all unitholders of record on November 3, 2020.

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

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$86,503	$69,502
Net cash used in investing activities	(15,631)	(13,447)
Net cash used in financing activities	(71,324)	(53,861)

Operating Activities

Net cash provided by operating activities increased $17.0 million for the nine months ended September 30, 2020 compared to the same period in 2019, primarily attributable to the incremental cash flow generated by the asset exchanges with Circle K, the CST Fuel Supply Exchange, the acquisition of retail and wholesale assets and the strong DTW margins in 2020, partially offset by the impact of the COVID-19 Pandemic. Additionally, changes in working capital stemming primarily from the acquisition of retail and wholesale assets (particularly the related increase in accounts payable and accrued expenses and other current liabilities) also benefited net cash provided by operating activities in 2020 more than in 2019.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as compared to the shorter settlement of receivables for fuel and rent.

Investing Activities

We received $23.0 million from Circle K primarily in connection with the CST Fuel Supply Exchange that closed in March 2020 and the final tranche of the asset exchange with Circle K that closed in September 2020; see Notes 2 and 3 to the financial statements for additional information. In addition, we received $13.8 million in proceeds from disposals during 2020 in connection with our real estate rationalization effort and paid $28.2 million in connection with our April 2020 acquisition of retail and wholesale assets. Also, we incurred capital expenditures of $24.4 million and $18.4 million for the nine months ended September 30, 2020 and 2019, respectively. In 2019, we received $3.1 million in proceeds related to the first and second tranches of the asset exchange with Circle K as a result of the inventory divested at the 17 company operated sites and the security deposits from dealers transferred by Circle K to us.

Financing Activities

We paid $58.0 million in distributions and made net repayments on our credit facility of $11.5 million for the nine months ended September 30, 2020. We paid $54.7 million in distributions and made net borrowings on our credit facility of $6.0 million for the nine months ended September 30, 2019.

Distributions

Distribution activity for 2020 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2019	February 3, 2020	February 10, 2020	$0.5250	$18,111
March 31, 2020	May 5, 2020	May 12, 2020	0.5250	19,881
June 30, 2020	August 4, 2020	August 11, 2020	0.5250	19,887
September 30, 2020	November 3, 2020	November 10, 2020	0.5250	19,887

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

IDRs

We distributed $0.1 million to the Topper Group and $0.4 million to Circle K with respect to the IDRs for the nine months ended September 30, 2020 and 2019, respectively.

Debt

As of September 30, 2020, our debt and finance lease obligations consisted of the following (in thousands):

Revolving credit facility	$507,518
Finance lease obligations	20,636
Total debt and finance lease obligations	528,154
Current portion	2,585
Noncurrent portion	525,569
Deferred financing costs, net	3,519
Noncurrent portion, net of deferred financing costs	$522,050

Taking the interest rate swap contracts into account, our effective interest rate at September 30, 2020 was 2.08% (our applicable margin was 1.75% as of September 30, 2020). Letters of credit outstanding at September 30, 2020 totaled $5.1 million.

The amount of availability under our credit facility at October 29, 2020, after taking into consideration debt covenant restrictions, was $234.8 million.

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

The following table summarizes our capital expenditures for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Sustaining capital	$1,792	$1,229
Growth (a)	22,647	17,169
Acquisitions	28,244	—
Total capital expenditures and acquisitions	$52,683	$18,398
(a)	Growth capital expenditures increased primarily as a result of EMV upgrades and rebranding of certain sites.

Other Matters Impacting Liquidity and Capital Resources

Concentration of Customers

For the nine months ended September 30, 2020, we distributed 6% of our total wholesale distribution volume to Circle K retail sites that are not supplied by CST Fuel Supply and Circle K accounted for approximately 8% of our rental income. For more information regarding transactions with Circle K, see Note 12 to the financial statements.

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

Interest Rate Risk

As of September 30, 2020, we had $507.5 million outstanding on our revolving credit facility. Our outstanding borrowings bear interest at LIBOR plus an applicable margin, which was 1.75% at September 30, 2020. Our borrowings had a weighted-average interest rate at September 30, 2020 of 1.91%.

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

Taking the interest rate swap contracts into account, our effective interest rate at September 30, 2020 was 2.08%. A one percentage point change in LIBOR would impact annual interest expense by approximately $2.1 million.

Commodity Price Risk

We purchase gasoline and diesel fuel from several suppliers at costs that are subject to market volatility. These purchases are generally made pursuant to contracts or at market prices established with the supplier. A majority of our total gallons purchased are subject to discounts for prompt payment and other rebates and incentives, which are recorded within cost of sales. Prompt payment discounts are based on a percentage of the purchase price of motor fuel. As such, the dollar value of these discounts increases and decreases corresponding with motor fuel prices. Based on our current volumes, we estimate a $10 per barrel change in the price of crude oil would impact our annual wholesale motor fuel gross profit by approximately $2.6 million related to these payment discounts.

We do not currently engage in hedging activities for these purchases due to our pricing structure that allows us to generally pass on price changes to our customers.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2020 for the reasons described below.

From July 1, 2015 through the closing of the CST Fuel Supply Exchange on March 25, 2020, we owned a 17.5% total interest in CST Fuel Supply. Pursuant to Rule 3-09 of Regulation S-X, audited financial statements of CST Fuel Supply were required to be included in our Annual Reports on Form 10-K if our equity interest exceeded certain significance thresholds under Rule 1-02(w) of Regulation S-X. Despite CST Fuel Supply having exceeded a relevant significance threshold under Rule 1-02(w), we failed to include audited financial statements of CST Fuel Supply in our Annual Reports on Form 10-K for 2017, 2018 and 2019.

Pursuant to Rules 4-08(g) and 10-01(b)(1) of Regulation S-X, certain summarized financial information related to CST Fuel Supply were required to be included in Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q if our equity interest exceeded certain significance thresholds under Rule 1-02(w). Although we provided disclosure of the volume of motor fuel purchased by CST Fuel Supply on an annual basis, the $0.05 markup per gallon CST Fuel Supply generated on its sale of fuel to CST’s U.S. retail stores and our 17.5% interest in CST Fuel Supply’s net earnings, which enabled users of our financial statements to recompute the equity income reflected in our statements of operations and cash flows, we failed to include all summarized financial information required in accordance with Rules 4-08(g) and 10-01(b)(1) in our annual and interim financial statements included in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for 2017, 2018 and 2019, despite having exceeded relevant significance thresholds under Rule 1-02(w).

We will amend certain periodic reports to provide available financial information related to CST Fuel Supply as soon as is practicable. The inclusion of this summarized financial information of CST Fuel Supply in these amended filings will have no impact or effect on our consolidated financial condition or results of operations.

We have implemented procedures to enhance our review of regulatory requirements and checklists for future transactions and filings. We believe these actions will be sufficient to remediate the deficiency in our disclosure controls and procedures.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Global health concerns, such as the COVID-19 Pandemic, could result in social, economic and labor instability that adversely affect employee, customer, vendor, distribution channel and other business partner relationships, and in so doing could adversely affect our business, financial condition, results of operations and cash flows. For example, federal, state and local governmental actions restricting the ability of our customers to essential travel only, adversely impacts consumption of fuel. Sustained limitation on travel, or a general reluctance to travel under the COVID-19 Pandemic, adversely impacts our fuel volumes. We do not have fleet operations but rely on common carriers to distribute and deliver our products. Although we have not experienced significant disruptions to date, if these distribution channels are adversely impacted by the COVID-19 Pandemic, delivery of our products could be jeopardized. In addition, sustained fuel volume decreases and less foot traffic would adversely impact our dealer operated locations which could potentially pose increased credit risks or trigger a default under our fuel supply and lease agreements.

We may incur additional costs related to the implementation prescribed safety protocols related to the COVID-19 Pandemic. With the April 14, 2020 closing of our acquisition of retail and wholesale assets, the Partnership now has 149 company operated sites. For example, we may incur substantial costs in connection with staffing impacted stores and the closing and subsequent cleaning of impacted stores resulting from a continued spread of COVID-19. We may also temporarily lose the services of employees or experience interruptions in our business which could lead to inefficiencies, interruptions in our regular operations and potential reputational harm. If we do not respond appropriately to the COVID-19 Pandemic or other similar health crises, or if customers do not perceive our response to be adequate for a particular region or our business as a whole, we could suffer damage to our reputation, which could materially adversely affect our business, financial condition and results of operations in the future.

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

Date: November 4, 2020