Form 10-K/A
period 2019-12-31
CrossAmerica Partners LP
filed 2021-01-22
CIK 1538849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

CrossAmerica Partners LP (“CrossAmerica,” the “Partnership,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”), which was originally filed on February 26, 2020 with the U.S. Securities and Exchange Commission (the “SEC”). The sole purpose for filing this Amendment is to include summarized financial information for our investment in CST Fuel Supply, an entity in which we owned a 17.5% interest from July 1, 2015 through March 25, 2020 and that has been accounted for as an equity method investment during that period. No other changes to the contents of the Form 10-K have been made, except as specified in this explanatory note.

In the Form 10-K, we disclosed the 1.7 billion gallons of motor fuel purchased by CST Fuel Supply during 2019 in Note 2 under “Concentration Risk.” We also disclosed the $0.05 fixed markup per gallon CST Fuel Supply generated and our limited partner interest of 17.5% in Note 13 under “CST Fuel Supply Equity Interests.” With this information, users can recompute the equity income from CST Fuel Supply presented on our statements of operations as well as the cash received from CST Fuel Supply presented in our statements of cash flows by multiplying the volume by the fixed markup per gallon by our limited partner interest. Consistent information was provided for 2018 and 2017.

This Amendment inserts supplemental financial information into Note 13 to the financial statements under the heading “CST Fuel Supply Equity Interests.” Although the Form 10-K included all information to enable users of our financial statements to understand the operations of CST Fuel Supply and to recompute the equity income from CST Fuel Supply presented on our statements of operations as well as the cash received from CST Fuel Supply presented in our statements of cash flows, we are filing this Amendment to also include supplemental financial information for certain periods of 2017, 2018 and 2019 in Note 13 to the financial statements in order to more clearly comply with the requirements of Regulation S-X Rule 4-08(g). The inclusion of this summarized financial information of CST Fuel Supply in this Amendment does not impact or affect our consolidated financial condition or results of operations.

This summarized financial information was required to be included in the Form 10-K pursuant to Rule 4-08(g) of Regulation S-X and we failed to include such information. In light of these and related omissions, this Amendment includes updated disclosure regarding our conclusions with respect to the effectiveness of our disclosure controls and procedures in Item 9A. Controls and Procedures.

There are no revisions to management’s report on internal control over financial reporting nor to Grant Thornton LLP’s opinions on the financial statements and internal control over financial reporting, other than the dual-dating of Grant Thornton’s opinion on the financial statements as required by this Amendment to include the supplemental financial information in Note 13 to the financial statements.

This Amendment does not affect any other parts of, or exhibits to, the Form 10-K, and those unaffected parts or exhibits are not included in this Amendment. Except as expressly stated in this Amendment, the Form 10-K continues to speak as of the date of the filing of the Form 10-K, and we have not updated the disclosure contained in this Amendment to reflect events that have occurred since the filing of the Form 10-K. Accordingly, this Amendment must be read in conjunction with the Partnership’s other filings made with the SEC subsequent to the filing of the Form 10-K, including amendments to those filings, if any.

1 No changes have been made and the inclusion of Part I, Commonly Defined Terms is solely for the convenience of the reader.

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

PART II

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

Arlington, Virginia

February 25, 2020 (except for the supplemental balance sheet and income statement information for CST Fuel Supply LP for each of the three years in the period ended December 31, 2019 in Note 13, as to which the date is January 21, 2021)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Supplemental balance sheet information for CST Fuel Supply was as follows (in thousands):

	December 31,
	2019	2018
Current assets	$58,049	$8,571
Current liabilities	123,102	58,083

CST Fuel Supply purchases gasoline for immediate distribution to specified retail locations through a supply contract with Valero. Fuel purchases are priced at the prevailing daily rack rates at terminals serving the specified locations. Revenues of CST Fuel Supply represent a $0.05 fixed markup on cost of gallons purchased. As a result of the pass-through nature of the fuel supply operations of CST Fuel Supply, we have presented supplemental income statement information beginning with gross profit as the most meaningful measure relevant to users, supplemented by the disclosure of gallons purchased by CST Fuel Supply disclosed in Note 2. CST Fuel Supply does not enter into any other transactions beyond the purchase and resale activities described above. Supplemental income statement information for CST Fuel Supply was as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Gross profit	$87,010	$85,998	$86,880
Net income	85,310	84,305	85,174

Supplemental income statement information for CST Fuel Supply was as follows for the four quarters of 2019 and 2018 (in thousands):

	2019 Quarter Ended (Unaudited)
	March 31	June 30	September 30	December 31
Gross profit	$21,013	$21,870	$23,039	$21,088
Net income	20,604	21,434	22,597	20,675

	2018 Quarter Ended (Unaudited)
	March 31	June 30	September 30	December 31
Gross profit	$22,152	$21,584	$20,665	$21,597
Net income	21,745	21,162	20,270	21,128

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We refer you to Item 9A in our Form 10-K, in which we concluded our disclosure controls and procedures were effective as of December 31, 2019. In light of the supplemental financial information omitted from the Form 10-K and included in this Amendment and the omission of audited financial statements of CST Fuel Supply (as further described below), we have reassessed our conclusion with respect to the effectiveness of our disclosure controls and procedures.

Our management has re-evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2019 for the reasons described below.

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

Additionally, pursuant to Rules 4-08(g) and 10-01(b)(1) of Regulation S-X, certain summarized financial information related to CST Fuel Supply was required to be included in Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q if our equity interest exceeded certain significance thresholds under Rule 1-02(w). Although we provided disclosure of the volume of motor fuel purchased by CST Fuel Supply on an annual basis, the $0.05 markup per gallon CST Fuel Supply generated on its sale of fuel to CST’s U.S. retail stores and our 17.5% interest in CST Fuel Supply’s net earnings, which enabled users of our financial statements to recompute the equity income reflected in our statements of operations and cash flows, we failed to include all summarized financial information required in accordance with Rules 4-08(g) and 10-01(b)(1) in our annual and interim financial statements included in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for 2017, 2018 and 2019, despite having exceeded relevant significance thresholds under Rule 1-02(w).

We are amending certain periodic reports to provide available financial information related to CST Fuel Supply. The inclusion of this summarized financial information of CST Fuel Supply in these amended filings has no impact or effect on our consolidated financial condition or results of operations.

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

3.4

First Amendment to First Amended and Restated Agreement of Limited Partnership of Lehigh Gas Partners LP, dated as of October 1, 2014 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

3.5

Second Amendment to First Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated as of December 3, 2014 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on December 9, 2014)

3.6

Third Amendment to First Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated as of January 1, 2018 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on January 24, 2018)

3.7

Second Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated February 6, 2020 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 7, 2020)

4.1

Description of Common Units (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 26, 2020)

10.1

Amended and Restated Omnibus Agreement, dated as of October 1, 2014, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC, Lehigh Gas Corporation, CST Services, LLC and Lehigh Gas-Ohio LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

10.2

Amendment effective January 1, 2016 of the Amended and Restated Omnibus Agreement, dated as of October 1, 2014, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC, Lehigh Gas Corporation, CST Services, LLC and Lehigh Gas-Ohio LLC (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 28, 2017)

10.3

Second Amendment to the Amended and Restated Omnibus Agreement, dated as of February 1, 2018, by and among CrossAmerica Partners LP, CrossAmerica GP LLC, Dunne Manning Inc., CST Services LLC and Dunne Manning Stores, LLC (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 7, 2018)

10.4

Third Amended and Restated Credit Agreement, dated as of March 4, 2014, by and among the Lehigh Gas Partners LP, as borrower, certain domestic subsidiaries of Lehigh Gas Partners LP from time to time party thereto, the lenders party thereto, and RBS Citizens, N.A., KeyBank National Association and Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunners, Wells Fargo Bank National Association, as co-syndication agent, and KeyBank National Association, as co-syndication agent, Bank of America, N.A., as documentation agent, Manufacturers and Traders Trust Company, as documentation agent, Manufacturers And Traders Trust Company, as co-documentation agent, Royal Bank of Canada, as co-documentation agent, Santander Bank, N.A., as co-documentation agent, and Citizens Bank of Pennsylvania, as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 6, 2014)

10.5

First Amendment to Third Amended and Restated Credit Agreement, dated as of July 2, 2014, by and among Lehigh Gas Partners LP, certain domestic subsidiaries of Lehigh Gas Partners LP, the lenders from party thereto, and Citizens Bank of Pennsylvania, as administration agent for the lenders thereunder (incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on July 3, 2014)

10.6

Waiver, Second Amendment to Third Amended and Restated Credit Agreement and Joinder, dated as of September 30, 2014, by and among Lehigh Gas Partners LP and Lehigh Gas Wholesale Services, Inc., certain domestic subsidiaries of Lehigh Gas Partners LP, the lenders party thereto, and Citizens Bank of Pennsylvania, as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

10.7

Third Amendment to Third Amended and Restated Credit Agreement dated as of July 26, 2016 (incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on December 19, 2016)

10.8

Fourth Amendment to Third Amended and Restated Credit Agreement dated as of December 13, 2016 (incorporated by referenced to Exhibit 10.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on December 19, 2016)

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

10.39

Transitional Omnibus Agreement, effective as of November 19, 2019, by and among CrossAmerica Partners LP, CrossAmerica GP LLC and Circle K Stores Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 21, 2019) **+

10.40

Termination Agreement, dated as of November 19, 2019, by and among CrossAmerica Partners LP, CrossAmerica GP LLC, Dunne Manning Inc., CST Services, LLC, Circle K Stores Inc., Dunne Manning Stores, LLC and Joseph V. Topper, Jr. (incorporated by reference to Exhibit 10.3 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 21, 2019)

10.41

Termination Agreement, dated as of November 19, 2019, by and among CST Brands, LLC, Joseph V. Topper, Jr., 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. and Dunne Manning Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 21, 2019)

10.42

Equity Restructuring Agreement, dated January 15, 2020, among CrossAmerica Partners LP, CrossAmerica GP LLC, and Dunne Manning CAP Holdings II LLC (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on January 16, 2020)

10.43

Asset Purchase Agreement, dated January 15, 2020, among CrossAmerica Partners LP, with the sellers signatories thereto, including Dunne Manning Stores LLC, and certain of its affiliates (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on January 16, 2020)

10.44

Omnibus Agreement, effective as of January 1, 2020, by and among CrossAmerica Partners LP, CrossAmerica GP LLC and Dunne Manning Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on January 16, 2020) +

21.1

List of Subsidiaries of CrossAmerica Partners LP (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 26, 2020)

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

Date: January 21, 2021