Form 10-Q/A
period 2020-03-31
CrossAmerica Partners LP
filed 2021-01-22
CIK 1538849

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

EXPLANATORY NOTE

CrossAmerica Partners LP (“CrossAmerica,” the “Partnership,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2020 (the “Form 10-Q”), which was originally filed on May 7, 2020 with the U.S. Securities and Exchange Commission (the “SEC”). The sole purpose for filing this Amendment is to include summarized financial information for our investment in CST Fuel Supply, an entity in which we owned a 17.5% interest from July 1, 2015 through March 25, 2020 and that has been accounted for as an equity method investment during that period. No other changes to the contents of the Form 10-Q have been made, except as specified in this explanatory note.

This Amendment inserts supplemental financial information into Note 10 to the financial statements under the heading “CST Fuel Supply Equity Interests.” We are filing this Amendment to include supplemental financial information for the period from January 1, 2020 through the date of closing on the CST Fuel Supply Exchange on March 25, 2020 in Note 10 to the financial statements in order to more clearly comply with the requirements of Regulation S-X Rule 10-01(b)(1). The inclusion of this summarized financial information of CST Fuel Supply in this Amendment does not impact or affect our consolidated financial condition or results of operations.

This summarized financial information was required to be included in the Form 10-Q pursuant to Rule 10-01(b)(1) of Regulation S-X and we failed to include such information. In light of these and related omissions, this Amendment includes updated disclosure regarding our conclusions with respect to the effectiveness of our disclosure controls and procedures in Item 4. Controls and Procedures.

This Amendment does not affect any other parts of, or exhibits to, the Form 10-Q, and those unaffected parts or exhibits are not included in this Amendment. Except as expressly stated in this Amendment, the Form 10-Q continues to speak as of the date of the filing of the Form 10-Q, and we have not updated the disclosure contained in this Amendment to reflect events that have occurred since the filing of the Form 10-Q. Accordingly, this Amendment must be read in conjunction with the Partnership’s other filings made with the SEC subsequent to the filing of the Form 10-Q, including amendments to those filings, if any.

1 No changes have been made and the inclusion of Commonly Used Defined Terms is solely for the convenience of the reader.

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

See Note 3 for information regarding the CST Fuel Supply Exchange.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CST Fuel Supply purchases gasoline for immediate distribution to specified retail locations through a supply contract with Valero. Fuel purchases are priced at the prevailing daily rack rates at terminals serving the specified locations. Revenues of CST Fuel Supply represent a $0.05 fixed markup on cost of gallons purchased. As a result of the pass-through nature of the fuel supply operations of CST Fuel Supply, we have presented supplemental income statement information beginning with gross profit as the most meaningful measure relevant to users. CST Fuel Supply does not enter into any other transactions beyond the purchase and resale activities described above. Supplemental income statement information for CST Fuel Supply was as follows (in thousands):

	Period from
	January 1	Three Months
	through	Ended
	March 25,	March 31,
	2020	2019
Gross profit	$17,820	$21,013
Net income	17,476	20,604

Purchase of Fuel from Circle K

We purchase the fuel supplied to the following sets of sites from Circle K:

•	retail sites acquired in the Jet-Pep Assets acquisition;
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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We refer you to Item 4 in our Form 10-Q, in which we concluded our disclosure controls and procedures were effective as of March 31, 2020. In light of the supplemental financial information omitted from the Form 10-Q and included in this Amendment (as further described below), we have reassessed our conclusion with respect to the effectiveness of our disclosure controls and procedures.

Our management has re-evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2020 for the reasons described below.

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

Date: January 21, 2021