Form 10-K
period 2020-12-31
CrossAmerica Partners LP
filed 2021-03-02
CIK 1538849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of our common units based on the closing price on the New York Stock Exchange on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates of the registrant was approximately $260.4 million.

As of February 22, 2021, the registrant had outstanding 37,868,046 common units.

Documents Incorporated by Reference: None.

PART I

COMMONLY USED DEFINED TERMS

The following is a list of certain acronyms and terms generally used in the industry and throughout this document:

CrossAmerica Partners LP and subsidiaries:

CrossAmerica Partners LP	CrossAmerica, the Partnership, we, us, our

LGW	Lehigh Gas Wholesale LLC

LGPR	LGP Realty Holdings LP

LGWS	Lehigh Gas Wholesale Services, Inc. and subsidiaries

CrossAmerica Partners LP related parties at any point during 2019 or 2020:

Circle K	Circle K Stores Inc., a Texas corporation, and a wholly owned subsidiary of Couche-Tard

Couche-Tard	Alimentation Couche-Tard Inc. (TSX: ATD.A ATD.B)

CST	CST Brands, LLC, which merged into Circle K Stores. Inc. on February 28, 2020, and subsidiaries, indirectly owned by Circle K

CST Fuel Supply

CST Fuel Supply LP is the parent of CST Marketing and Supply, indirectly owned by Circle K. From July 1, 2015 through March 25, 2020, we owned a 17.5% limited partner interest in CST Fuel Supply. See Note 4 to the financial statements for information regarding the closing of the CST Fuel Supply Exchange.

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

DMS

Dunne Manning Stores LLC (formerly known as Lehigh Gas-Ohio, LLC), an entity affiliated with the Topper Group. Through April 14, 2020, DMS was an operator of retail motor fuel stations. DMS leased retail sites from us in accordance with a master lease agreement and purchased a significant portion of its motor fuel for these sites from us on a wholesale basis under rack plus pricing. The financial results of DMS are not consolidated with ours. See Note 5 to the financial statements regarding the acquisition of retail and wholesale assets from the Topper Group and related termination of the fuel supply and master lease agreements with us.

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

Acquisitions:

Nice N Easy Assets	The assets acquired from Nice N Easy Grocery Shoppes in November 2014

Landmark Assets	The assets acquired from Landmark Industries in January 2015

Franchised Holiday Stores	The franchised Holiday stores acquired in March 2016

Jet-Pep Assets	The assets acquired from Jet-Pep, Inc. in November 2017

Other Defined Terms:

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Board	Board of Directors of our General Partner

BP	BP p.l.c.

CARES Act	Coronavirus Aid, Relief, and Economic Security Act, an economic stimulus bill signed into law on March 27, 2020 in response to the economic fallout of the COVID-19 Pandemic

CDC	The Center for Disease Control and Prevention

Circle K Omnibus Agreement

The Amended and Restated Omnibus Agreement, dated October 1, 2014, as amended effective January 1, 2016, February 1, 2018 and April 29, 2019 by and among CrossAmerica, the General Partner, DMI, DMS, CST Services and Joseph V. Topper, Jr., which amends and restates the original omnibus agreement that was executed in connection with CrossAmerica’s IPO on October 30, 2012. The terms of the Circle K Omnibus Agreement were approved by the independent conflicts committee of the Board. Pursuant to the Circle K Omnibus Agreement, CST Services agreed, among other things, to provide, or cause to be provided, to the Partnership certain management services. See Note 16 to the financial statements for information regarding the termination of this agreement and the concurrent entering into the Transitional Omnibus Agreement.

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

DTW	Dealer tank wagon contracts, which are variable cent per gallon priced wholesale motor fuel distribution or supply contracts; DTW also refers to the pricing methodology under such contracts

EBITDA	Earnings before interest, taxes, depreciation, amortization and accretion, a non-GAAP financial measure

EICP	The Partnership’s Lehigh Gas Partners LP Executive Income Continuity Plan, as amended

EMV	Payment method based upon a technical standard for smart payment cards, also referred to as chip cards

Exchange Act	Securities Exchange Act of 1934, as amended

ExxonMobil	ExxonMobil Corporation

FASB	Financial Accounting Standards Board

Form 10-K	CrossAmerica’s Annual Report on Form 10-K for the year ended December 31, 2020

FTC	U.S. Federal Trade Commission

GP Purchase

Purchase by DMP from subsidiaries of Circle K of: 1) 100% of the membership interests in the sole member of the General Partner; 2) 100% of the Incentive Distribution Rights issued by the Partnership; and 3) an aggregate of 7,486,131 common units of the Partnership. These transactions closed on November 19, 2019.

IDRs

Incentive Distribution Rights represented the right to receive an increasing percentage of quarterly distributions after the target distribution levels were achieved. As a result of the GP Purchase, DMP owned 100% of the outstanding IDRs from November 19, 2019 through February 6, 2020. See Note 23 to the financial statements for information regarding the elimination of the IDRs.

Internal Revenue Code	Internal Revenue Code of 1986, as amended

IPO	Initial public offering of CrossAmerica Partners LP on October 30, 2012

IRS	Internal Revenue Service

LIBOR	London Interbank Offered Rate

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Marathon	Marathon Petroleum Company LP

Motiva	Motiva Enterprises, LLC

NYSE	New York Stock Exchange

Partnership Agreement

The First Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated as of October 1, 2014, as amended. See Note 23 to the financial statements regarding the elimination of the IDRs, which triggered the need to further amend the Partnership Agreement

Plan

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

Transitional Omnibus Agreement

Upon the closing of the GP Purchase, the Circle K Omnibus Agreement was terminated and the Partnership entered into a Transitional Omnibus Agreement, dated as of November 19, 2019, among the Partnership, the General Partner and Circle K. Pursuant to the Transitional Omnibus Agreement, Circle K agreed, among other things, to continue to provide, or cause to be provided, to the Partnership certain management services, administrative and operating services, as provided under the Circle K Omnibus Agreement through June 30, 2020 with respect to certain services, unless earlier terminated. In addition, from January 1, 2020 until the closing of the CST Fuel Supply Exchange, the General Partner provided Circle K with certain administrative and operational services, on the terms and conditions set forth in the Transitional Omnibus Agreement.

U.S. GAAP	U.S. Generally Accepted Accounting Principles

UST	Underground storage tank

Valero	Valero Energy Corporation and, where appropriate in context, one or more of its subsidiaries, or all of them taken as a whole

WTI	West Texas Intermediate crude oil

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

You should consider the risks and uncertainties described above, and elsewhere in this report, including under Part I. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A “Risk Factors,” included in this Form 10-K, in connection with considering any forward-looking statements that may be made by us and our businesses generally. We cannot assure you that anticipated results or events reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements included in this report are made as of the date of this report. We undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events after the date of this report, except as required by law.

ITEM 1. BUSINESS

Overview

We were formed as a Delaware limited partnership in 2011 primarily engaged in the wholesale distribution of motor fuel and the ownership and leasing of real estate used in the retail distribution of motor fuel. We also generate revenues from the operation of company operated retail sites.

On November 19, 2019, subsidiaries of DMP purchased from subsidiaries of Circle K: 1) 100% of the membership interests in the sole member of the General Partner; 2) 100% of the IDRs issued by the Partnership; and 3) an aggregate of 7,486,131 common units of the Partnership. As a result of this transaction, we are no longer an affiliate of, and are independent of, Circle K.

Through its control of DMP, the Topper Group controls the sole member of our General Partner and has the ability to appoint all of the members of the Board and to control and manage the operations and activities of the Partnership. As of February 22, 2021, the Topper Group also has beneficial ownership of a 48.9% limited partner interest in the Partnership.

Our principal executive office address is 600 Hamilton Street, Suite 500, Allentown, PA 18101, and our telephone number is (610) 625-8000. Our common units trade on the NYSE under the ticker symbol “CAPL.”

We conduct our business through two operating segments, Wholesale and Retail. As of December 31, 2020, we distributed motor fuel on a wholesale basis to approximately 1,700 sites located in 34 states. We own or lease approximately 1,100 sites, of which we operate 150 as company operated sites.

The financial statements reflect the consolidated results of the Partnership and its wholly owned subsidiaries. Our primary operations are conducted by the following consolidated wholly owned subsidiaries:

•	LGW, which distributes motor fuels on a wholesale basis and generates qualifying income under Section 7704(d) of the Internal Revenue Code;
•	LGPR, which functions as the real estate holding company of and holds assets that generate qualifying rental income under Section 7704(d) of the Internal Revenue Code; and
•

LGWS, which owns and leases (or leases and sub-leases) real estate and personal property used in the retail distribution of motor fuels, as well as provides maintenance and other services to its customers. In addition, LGWS sells motor fuel on a retail basis at sites operated by commission agents. Since our acquisition of retail and wholesale assets that closed on April 14, 2020, LGWS also distributes motor fuels on a retail basis and sells convenience merchandise items to end customers at company operated retail sites. Income from LGWS generally is not qualifying income under Section 7704(d) of the Internal Revenue Code. See Note 5 for information related to our acquisition of retail and wholesale assets that closed on April 14, 2020.

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

Operations

Wholesale Segment

Our primary operation is the wholesale distribution of motor fuel. Our Wholesale segment generated 2020 revenues of $1.6 billion. The wholesale segment includes the wholesale distribution of motor fuel to lessee dealers, independent dealers, commission agents, DMS (through the closing of the acquisition of retail and wholesale assets), Circle K and company operated retail sites. We have exclusive motor fuel distribution contracts with lessee dealers who lease the property from us. We also have exclusive distribution contracts with independent dealers to distribute motor fuel but do not collect rent from the independent dealers. Similar to lessee dealers, we have motor fuel distribution agreements with DMS (through the closing of the acquisition of retail and wholesale assets) and Circle K and collect rent from both.

We are one of the ten largest independent distributors by motor fuel volume in the United States for ExxonMobil, BP and Shell, and we also distribute Chevron, Sunoco, Valero, Gulf, Citgo, Marathon and Phillips 66-branded motor fuels (approximately 90% of the motor fuel we distributed during 2020 was branded). We receive a fixed mark-up per gallon of motor fuel on approximately 71% of gallons sold to our customers. The remaining gallons are primarily DTW priced contracts with our customers. These contracts provide for variable, market-based pricing. An increase in DTW gross profit results from the acquisition cost of wholesale motor fuel declining at a faster rate as compared to the rate that retail motor fuel prices decline. Conversely, our DTW motor fuel gross profit declines when the cost of wholesale motor fuel increases at a faster rate as compared to the rate that retail motor fuel prices increase.

Regarding our supplier relationships, a majority of our total gallons of motor fuel purchased are subject to Terms Discounts for prompt payment and other rebates and incentives, which are recorded within cost of sales. Prompt payment discounts are based on a percentage of the purchase price of motor fuel. As such, the dollar value of these discounts increases and decreases corresponding with motor fuel prices. Therefore, in periods of lower wholesale motor fuel prices, our gross profit is negatively affected, and, in periods of higher wholesale motor fuel prices, our gross profit is positively affected (as it relates to these discounts). Based on our current volumes, we estimate a $10 per barrel change in the price of crude oil would impact our overall annual wholesale motor fuel gross profit by approximately $2.3 million related to these payment discounts.

The following table highlights the aggregate volume of motor fuel distributed by our Wholesale segment to each of our principal customer groups (in millions). See Item 7—Results of Operations for additional information on the drivers of the fluctuations in the volume and site counts below.

	Gallons of Motor Fuel Distributed Year Ended December 31,			Wholesale Fuel Distribution Sites End of Year
	2020	2019	2018	2020	2019	2018
Independent dealers (a)	450	315	332	687	369	362
Lessee dealers	373	392	322	653	648	500
DMS	17	75	115	—	68	86
Circle K	23	63	70	5	28	43
Commission agents (b)	141	129	141	208	169	170
Company operated retail sites	113	30	67	150	—	63
Total	1,117	1,004	1,047	1,703	1,282	1,224

(a)	Gallons distributed to independent dealers include gallons distributed to sub-wholesalers and commercial accounts, which are not included in the site counts reported above.
(b)	Includes independent commission sites owned or leased by the commission agent.

Description of Principal Customer Groups

Independent Dealer

•	The independent dealer owns or leases the property and owns all motor fuel and convenience store inventory.
•	We contract to exclusively distribute motor fuel to the independent dealer at a fixed mark-up per gallon or, in some cases, DTW.
•	Distribution contracts with independent dealers are typically seven to 15 years in length.
•	As of December 31, 2020, the average remaining distribution contract term was 5.5 years.

Lessee Dealer

•	We own or lease the property and then lease or sublease the site to a dealer.
•	The lessee dealer owns all motor fuel and retail site inventory and sets its own pricing and gross profit margins.
•	We collect wholesale motor fuel margins at a fixed mark-up per gallon or, in some cases, DTW.
•	Under our distribution contracts, we agree to supply a particular branded motor fuel or unbranded motor fuel to a site or group of sites and arrange for all transportation.
•	Exclusive distribution contracts with dealers who lease property from us run concurrent in length to the retail site’s lease period (generally three to 10 years).

•	Leases are generally triple net leases.
•	As of December 31, 2020, the average remaining lease agreement term was 2.9 years.

DMS

•	Since the April 14, 2020 acquisition of retail and wholesale assets, we no longer sell fuel nor lease sites to DMS. See Note 5 to the financial statements for additional information.
•	Prior to April 14, 2020, we owned or leased the property and then leased or subleased the site to DMS and distributed fuel to DMS at a fixed mark-up per gallon.
•	DMS owned the motor fuel and retail site inventory and set its own pricing and gross profit margin.

Circle K

•

In conjunction with the joint acquisitions of Nice N Easy Assets in 2014 and Landmark Assets with CST and the purchase of NTIs by us from CST in 2015, we own the property and lease the retail sites to Circle K. With respect to the Nice N Easy Asset and Landmark Asset acquisitions, we also entered into a 10-year motor fuel distribution agreement with CST, pursuant to which we distribute motor fuels to Circle K at a fixed mark-up per gallon. As of December 31, 2020, we distribute fuel on a wholesale basis to 45 Circle K sites and lease 11 sites to Circle K. As of December 31, 2020, there are only five sites at which we both supply fuel and lease the property to Circle K. Many of the sites previously owned and leased to Circle K were sold in the asset exchanges with Circle K. The Nice N Easy and Landmark sites that have been sold have been reclassified as independent dealers as we no longer control the property but continue to distribute fuel to such sites.

•	At the 45 sites to which we distribute motor fuel, Circle K owns all motor fuel and retail site inventory and sets its own pricing and gross profit margin.

Commission Agents

•

LGW distributes motor fuel on a wholesale basis to LGWS, which owns the motor fuel inventory and sells motor fuel to retail customers. LGW records qualifying wholesale motor fuel distribution gross income in our wholesale segment and LGWS records the non-qualifying retail sale in our retail segment.

Company Operated

•

LGW distributes on a wholesale basis all of the motor fuel required by our company operated sites to LGWS, which owns the motor fuel inventory and sells motor fuel to retail customers. LGW records qualifying wholesale motor fuel distribution gross income in our wholesale segment and LGWS records the non-qualifying retail sale in our retail segment.

Rental Income

We also generate revenues through leasing or subleasing our real estate. We own or lease real and personal property and we lease or sublease that property to tenants, the substantial majority of which are wholesale customers as described above. As such, we manage our real estate leasing activities congruently with our Wholesale segment. We own approximately 58% of our properties that we lease to our dealers or utilize in our retail business. Our lease agreements with third-party landlords have an average remaining lease term of 5.6 years as of December 31, 2020.

The following table presents rental income (in millions), including rental income from commission agents that is included in the Retail segment, and the number of sites from which rental income was generated:

	Rental Income Year Ended December 31,			Sites from which Rental Income was Generated End of Year
	2020	2019	2018	2020	2019	2018
Total	$83.2	$90.1	$85.6	948	1,003	880

Rental income decreased in 2020 primarily as a result of the termination of leases with DMS and certain lessee dealers in connection with the acquisition of retail and wholesale assets. This rental income has effectively been replaced by retail fuel, merchandise and other revenues as we now operate these sites ourselves rather than leasing them to a dealer. See Note 5 to the financial statements for additional information.

CST Fuel Supply

In 2015, we purchased a 17.5% limited partner interest in CST Fuel Supply. We received pro rata distributions from CST Fuel Supply related to CST Marketing and Supply’s distribution of motor fuel to the majority of CST’s legacy U.S. retail sites.

Effective March 25, 2020, we divested our entire interest in CST Fuel Supply in the CST Fuel Supply Exchange as further described in Note 4 to the financial statements.

Retail Segment

Our Retail segment generated 2020 revenues of $680 million. The Retail segment includes the retail sale of motor fuel at retail sites operated by commission agents and, with our acquisition of retail and wholesale assets that closed on April 14, 2020, the sale of convenience merchandise items and the retail sale of motor fuel at company operated retail sites.

See Note 5 to the financial statements for information related to our acquisition of retail and wholesale assets. With this transaction, we not only added wholesale fuel contracts to our portfolio but added retail assets and reestablished a retail capability that enables us to pursue a broader range of acquisition opportunities and provides greater flexibility for optimizing the class of trade for each asset in our portfolio.

Company Operated Sites

•	As noted above, with our acquisition of retail and wholesale assets that closed on April 14, 2020, we again operate company operated sites.
•	We own or lease the property, operate the retail site and retain all profits from motor fuel and retail site operations.
•	We own the merchandise inventory and retain the profits from the sale of convenience merchandise items.
•	We own the motor fuel inventory and set the motor fuel pricing.
•

We maintain inventory from the time of the purchase of motor fuel from third-party suppliers until the retail sale to the end customer. On average, we maintain approximately 5-days’ worth of motor fuel sales in inventory at each site.

•

LGW distributes on a wholesale basis all of the motor fuel required by our company operated sites to LGWS, which owns the motor fuel inventory and sells motor fuel to retail customers. LGW records qualifying wholesale motor fuel distribution gross income in our wholesale segment and LGWS records the non-qualifying retail sale in our retail segment.

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
•

LGW distributes motor fuel on a wholesale basis to LGWS, which owns the motor fuel inventory and sells motor fuel to retail customers. LGW records qualifying wholesale motor fuel distribution gross income in our wholesale segment and LGWS records the non-qualifying retail sale in our retail segment.

•	As of December 31, 2020, the average remaining motor fuel distribution and lease agreement term for our commission agents was 0.9 years.

Subsequent to an acquisition, we evaluate the eventual long-term operation of each retail site acquired: (a) to be operated as a company operated retail site; (b) to be converted into a lessee dealer; or (c) other strategic alternatives, including selling the site. By converting retail sites into lessee dealers, we continue to benefit from motor fuel distribution volumes as well as rental income from lease or sublease arrangements while reducing operating expenses.

The following chart depicts how motor fuel is procured and distributed to our customer groups and how convenience merchandise items were procured and distributed to our company operated retail sites. The chart also depicts the relationship of our real estate activities to our customer groups.

Motor Fuel Suppliers
Grocery Merchandise Suppliers
Wholesale Segment
Independent Dealers
Lessee Dealers
Commission Sites
Company Operated Sites
Real Estate Activities
CrossAmerica

Recent Developments

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for a discussion of completed transactions affecting our business and a discussion of the COVID-19 Pandemic.

Business Strategy and Objective

Our primary business objective is to generate sufficient cash flows from operations to make quarterly cash distributions to our unitholders and, over time, to increase our quarterly cash distributions while maintaining discipline with leverage. The amount of any distribution is subject to the discretion of the Board, and the Board may modify or revoke the cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions.

Our business strategy to achieve our objective of paying and, over time, increasing our quarterly cash distributions, is focused on the following key initiatives:

•

Expand within and beyond our existing markets through acquisitions. Since our IPO and through February 22, 2021, we have completed acquisitions for a total of approximately 900 fee and leasehold sites for total consideration of approximately $1.2 billion;

•	Enhance our real estate business’ cash flows by owning or leasing sites in prime locations;
•	Increase our Wholesale segment by expanding market share and growing rental income over time;
•	Maintain strong relationships with major integrated oil companies and refiners; and
•	Optimize the operations of acquired assets to the most appropriate format (lessee dealer, independent dealer, retail site) to provide for more stable cash flows and maximize our investment return.

We believe our competitive strengths will allow us to capitalize on our strategic opportunities, including:

•	Stable cash flows from real estate rent income and wholesale motor fuel distribution;
•	Established history of acquiring sites and successfully integrating these sites and operations into our existing business;
•

Long-term relationships with major integrated oil companies and other key suppliers, which support our negotiations with and enable us to collaboratively work with our suppliers to maximize benefits to the Partnership; and

•	Prime real estate locations in areas with high traffic and considerable motor fuel consumption.

Supplier Arrangements

We distribute branded motor fuel under the Exxon, Mobil, BP, Shell, Chevron, Sunoco, Valero, Gulf, Citgo, Marathon and Phillips 66 brands to our customers. Branded motor fuels are purchased from major integrated oil companies and refiners under supply agreements. For 2020, our Wholesale segment purchased approximately 29%, 22%, 13% and 10% of its motor fuel from ExxonMobil, BP, Motiva and Marathon, respectively. Certain suppliers offer volume rebates or incentive payments to drive volumes and provide an incentive for branding new locations. Certain suppliers require that all or a portion of any such incentive payments be repaid to the supplier in the event that the sites are rebranded within a stated number of years. We also purchase unbranded motor fuel for distribution. As of December 31, 2020, our supply agreements had a weighted-average remaining term of approximately 5.4 years.

Competition

Our Wholesale segment competes with other motor fuel distributors. Major competitive factors for us include, among others, customer service, price and quality of service and availability of products.

The convenience store industry is highly competitive, fragmented and characterized by constant change in the number and type of retailers offering products and services of the type sold at our sites. We compete with other retail site chains, independently owned retail sites, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores and hypermarkets. Major competitive factors include, among others, location, ease of access, product and service selection, motor fuel brands, pricing, customer service, store appearance, and cleanliness.

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

Environmental Laws and Regulations

We are subject to extensive federal, state and local environmental laws and regulations, including those relating to USTs, the release or discharge of materials into the air, water and soil, waste management, pollution prevention measures, storage, handling, use and disposal of hazardous materials, the exposure of persons to hazardous materials, greenhouse gas emissions, and characteristics, composition, storage and sale of motor fuel and the health and safety of our employees. We incorporate by reference into this section our disclosures included in Note 2 under the captions “Environmental Matters” and “Asset Retirement Obligations” as well as Note 12 under the caption “Asset Retirement Obligations” and Note 17 to the financial statements.

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

Human Capital

The Partnership has no direct employees. As of December 31, 2020, 203 employees of the Topper Group provided management services to us under the Topper Group Omnibus Agreement. In addition, 1,182 store employees of the Topper Group provided services at our company operated sites.

Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. As a customer-centric company with a strong service culture, we constantly work to maintain our position as an employer of choice. This requires a commitment to workplace inclusion and safety, as well as competitive total compensation that meets the needs of our employees. Our talent management and succession plan process includes the identification of key positions based on current and future business strategies, the identification of potential successors and a plan for talent development.

We are continuing to closely monitor the impact of the evolving effects of the COVID-19 Pandemic on our business. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—COVID-19 Pandemic” for a discussion of our efforts to reduce the risks of exposure to COVID-19.

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

Risk Factor Summary

Below is a summary of our risk factors:

•	We may not have sufficient distributable cash from operations to enable us to pay our quarterly distributions.
•

If we are unable to make acquisitions on economically acceptable terms, our future growth and ability to increase distributions to unitholders will be limited, and any acquisitions are subject to substantial risks.

•	Volatility in crude oil and wholesale motor fuel costs affect our business, financial condition and results of operations and our ability to make distributions to unitholders.
•

Seasonality in wholesale motor fuel costs and sales, as well as merchandise sales, affect our business, financial condition and results of operations and our ability to make distributions to unitholders.

•	Both the wholesale motor fuel distribution and the retail motor fuel industries are characterized by intense competition and fragmentation.
•	Changes in credit or debit card expenses could reduce our gross profit, especially on motor fuel sold at company-operated retail sites.
•	New entrants or increased competition in the convenience store industry could result in reduced gross profits.
•

General economic, financial and political conditions that are largely out of our control could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

•

Changes in consumer behavior and travel as a result of changing economic conditions, labor strikes or otherwise could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

•

Broad-based business or economic disruptions caused by the COVID-19 Pandemic, or other similar health crises, could adversely affect our business, financial condition, results of operations or cash available for distribution to our unitholders.

•

We are subject to extensive government laws and regulations concerning store merchandise items and environmental laws, and laws, regulations, technological, political and scientific developments regarding climate change and fuel efficiency may decrease demand for motor fuel. We are also subject to federal, state and local laws and regulations that govern the product quality specifications of the motor fuel that we distribute and sell.

•	Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, operating results and financial condition.
•	Unfavorable weather conditions could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.
•	We depend on four principal suppliers for the majority of our motor fuel.
•	Negative events or developments associated with our branded suppliers could have an adverse impact on our revenues.
•	We rely on our suppliers to provide trade credit to adequately fund our ongoing operations.
•	We could be adversely affected by the creditworthiness and performance of our customers, suppliers and contract counterparties.
•	Pending or future litigation could adversely affect our financial condition and results of operations.
•	The dangers inherent in the storage and transport of motor fuel could cause disruptions and could expose us to potentially significant losses, costs or liabilities.
•	We depend on third-party transportation providers for the transportation of all of our motor fuel.
•	Our motor fuel sales in our Wholesale segment are generated under contracts that must be renegotiated or replaced periodically.
•

We rely on our information technology systems and network infrastructure to manage numerous aspects of our business and could be adversely affected by the failure to protect sensitive customer, employee or vendor data.

•	Our debt levels and debt covenants may limit our flexibility in obtaining additional financing and in pursuing other business opportunities and our ability to make distributions to unitholders.
•	An increase in interest rates may cause the market price of our common units to decline and a significant increase in interest rates could adversely affect our ability to service our indebtedness.
•	We do not own all of the land on which our retail sites and certain facilities are located, which could result in increased costs and disruptions to our operations.
•	We may not be able to lease sites we own or sub-lease sites we lease on favorable terms.
•	We rely on DMI and Circle K to indemnify us for any costs or expenses that we incur for certain environmental liabilities and third-party claims.
•

The Topper Group controls us and may have conflicts of interest with us. Further, our General Partner and its affiliates, including the Topper Group, have conflicts of interest with us and limited fiduciary duties and they may favor their own interests to the detriment of our unitholders and us.

•	The Topper Group or the Board may modify or revoke our cash distribution policy at any time at their discretion. Our Partnership Agreement does not require us to pay any distributions at all.
•	We rely on the employees of the Topper Group to provide key management services to our business pursuant to the Topper Group Omnibus Agreement.
•	Our General Partner has limited liability regarding our obligations.
•	If we distribute a significant portion of our cash available for distribution to our partners, our ability to grow and make acquisitions could be limited.
•

Our Partnership Agreement replaces, eliminates and modifies, as applicable, the duties, including the fiduciary duties, of our General Partner, the Board or any committee thereof, and modifies the burden of proof in any action brought against the General Partner, the Board or any committee thereof.

•	Our General Partner’s affiliates, including the Topper Group, may compete with us.
•	Holders of our common units have limited voting rights.
•

Our General Partner interest or the control of our General Partner may be transferred to a third party without unitholder consent, and our General Partner has a call right that may require unitholders to sell their common units at an undesirable time or price.

•

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by the Topper Group or other large holders.

•

We may issue unlimited additional units without unitholder approval, which would dilute existing unitholder ownership interests, and our General Partner’s discretion in establishing cash reserves may reduce the amount of cash available for distribution to unitholders.

•	Our Partnership Agreement restricts the voting rights of unitholders owning 20% or more of our common units.
•	Management fees and cost reimbursements due to our General Partner and the Topper Group for services provided to us or on our behalf will reduce cash available for distribution to our unitholders.

•	Our tax treatment depends in large part on our status as a partnership for U.S. federal income tax purposes.
•	We have subsidiaries that are treated as corporations for U.S. federal income tax purposes and are subject to entity-level U.S. federal, state and local income and franchise tax.
•

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

•	Our unitholders are required to pay taxes on their share of income from us even if they do not receive any cash distributions from us.
•	Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
•	Tax gain or loss on the disposition of our common units could be more or less than expected.
•	Tax-exempt organizations and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.
•	Our unitholders are subject to state and local income taxes and return filing requirements in states and localities where they do not live as a result of investing in our common units.
•	We will treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased.
•

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

•	If a unitholder loans their common units to a short seller to cover a short sale of common units, they may be considered to have disposed of those common units for U.S. federal income tax purposes.
•	We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between our General Partner and the unitholders.
•

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

Incurring additional debt may significantly increase our interest expense and financial leverage and issuing additional limited partner interests may result in significant unitholder dilution and would increase the aggregate amount of cash required to maintain the cash distribution rate, which could materially decrease our ability to pay distributions. Consequently, there is no guarantee that we will distribute quarterly cash distributions to our unitholders in any quarter.

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

For 2020, motor fuel revenues accounted for 89% of our total revenues and motor fuel gross profit accounted for 54% of total gross profit. Wholesale motor fuel costs are directly related to, and fluctuate with, the price of crude oil. Volatility in the price of crude oil, and subsequently wholesale motor fuel prices, is caused by many factors, including general political, regulatory and economic conditions, acts of war, terrorism or armed conflict, instability in oil producing regions, particularly in the Middle East and South America, and the value of U.S. dollars relative to other foreign currencies, particularly those of oil producing nations. In addition, the supply of motor fuel and our wholesale purchase costs could be adversely affected in the event of a shortage or oversupply of product, which could result from, among other things, interruptions of fuel production at oil refineries, new supply sources, sustained increases or decreases in global demand or the fact that our motor fuel contracts do not guarantee an uninterrupted, unlimited supply of motor fuel.

Significant increases and volatility in wholesale motor fuel costs could result in lower gross profit dollars, as an increase in the retail price of motor fuel could impact consumer demand for motor fuel and convenience merchandise and could result in lower wholesale motor fuel gross profit dollars. Dramatic increases in oil prices reduce retail motor fuel gross profits because wholesale motor fuel costs typically increase faster than retailers are able to pass increases along to customers. In addition, significant decreases in oil prices and the corresponding decreases in wholesale motor fuel sales prices can result in lower revenues and gross profit margins, as our wholesale motor fuel gross profits include discounts from our suppliers calculated as a percentage of the cost of wholesale motor fuel. As the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations, we attempt to pass along wholesale motor fuel price changes to our customers through retail price changes; however, we are not always able to do so immediately. The timing of any related increase or decrease in sales prices is affected by competitive conditions in each geographic market in which we operate. As such, our revenues and gross profit for motor fuel can increase or decrease significantly and rapidly over short periods of time and potentially adversely impact our business, financial condition, results of operations and ability to make distributions to our unitholders. The volatility in crude oil and wholesale motor fuel costs and sales prices makes it extremely difficult to forecast future motor fuel gross profits or predict the effect that future wholesale costs and sales price fluctuations will have on our operating results and financial condition.

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

The markets for distribution of wholesale motor fuel and the sale of retail motor fuel are highly competitive and fragmented, which results in narrow margins. We have numerous competitors, and some may have significantly greater resources and name recognition than we do. We rely on our ability to provide value added reliable services and to control our operating costs to maintain our margins and competitive position. If we were to fail to maintain the quality of our services, any or all of our wholesale customers could choose alternative distribution sources and expected retail customers could purchase from other retailers, each decreasing our margins. Furthermore, major integrated oil companies may decide to distribute their own products in direct competition with us, or large wholesale customers may attempt to buy directly from the major integrated oil companies. The occurrence of any of these events could have a material adverse effect on our business, results of operations and our ability to make distributions to our unitholders.

Changes in credit or debit card expenses could reduce our gross profit, especially on motor fuel sold at company-operated retail sites.

A significant portion of sales at our company-operated retail sites typically involve payment using credit or debit cards. We are assessed fees as a percentage of transaction amounts and not as a fixed dollar amount or percentage of our gross profits. Higher motor fuel prices result in higher credit and debit card expenses, and an increase in credit or debit card use or an increase in fees have a similar effect. Therefore, credit and debit card fees charged on motor fuel purchases that are more expensive as a result of higher motor fuel prices are not necessarily accompanied by higher gross profits. In fact, such fees may cause lower gross profits. Lower gross profits on motor fuel sales caused by higher fees may decrease our overall gross profit and could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

New entrants or increased competition in the convenience store industry could result in reduced gross profits.

At our company operated retail sites, we compete with numerous other convenience store chains, independent convenience stores, supermarkets, drugstores, discount warehouse clubs, motor fuel service stations, mass merchants, fast food operations and other similar retail outlets. In addition, several non-traditional retailers, including supermarkets and club stores, compete directly with convenience stores. An increase in competition from such competitors, or the entrance of additional competitors, could result in reduced gross profits and have a material adverse effect on our business, financial condition or results of operations.

General economic, financial and political conditions that are largely out of our control could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

Recessionary economic conditions, higher interest rates, higher motor fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors may affect consumer spending or buying habits, and could adversely affect the demand for motor fuel and convenience items we will sell at our retail sites. Unfavorable economic conditions, higher motor fuel prices and unemployment levels can affect consumer confidence, spending patterns and miles driven, with many customers “trading down” to lower priced products in certain categories when unfavorable conditions exist. These factors could lead to sales declines in both motor fuel and general merchandise, and in turn could have an adverse impact on our business, financial condition and results of operations.

A tightening of credit in the financial markets or an increase in interest rates may make it more difficult for wholesale customers and suppliers to obtain financing and, depending on the degree to which it occurs, may cause a material increase in the nonpayment or other nonperformance by our customers and suppliers. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with these third parties. A material increase in the nonpayment or other nonperformance by our wholesale customers and/or suppliers could adversely affect our business, financial condition, results of operations and cash available for distribution to our unitholders.

Examples of other general economic, financial and political risks include:

•	a general or prolonged decline in, or shocks to, regional or broader macro-economics;
•	regulatory changes that could impact the markets in which we operate, which could reduce demand for our goods and services or lead to pricing, currency, or other pressures; and
•	deflationary economic pressures, which could hinder our ability to operate profitably in view of the challenges inherent in making corresponding deflationary adjustments to our cost structure.

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

Global health concerns, such as the COVID-19 Pandemic, could result in social, economic and labor instability that adversely affect employee, customer, vendor, distribution channel and other business partner relationships, and in so doing could adversely affect our business, financial condition, results of operations and cash flows. For example, federal, state and local governmental actions restricting the ability of our customers to essential travel only, adversely impacts consumption of fuel. Sustained limitation on travel, or a general reluctance to travel due to the COVID-19 Pandemic, adversely impacts our fuel volumes. Sustained fuel volume decreases and less foot traffic would adversely impact our dealer operated locations which could potentially pose increased credit risks or trigger a default under our fuel supply and lease agreements.

We do not have fleet operations but rely on common carriers to distribute and deliver our products. Although we have not experienced significant disruptions to date, if these distribution channels are adversely impacted by the COVID-19 Pandemic, delivery of our products could be jeopardized.

Although we have not experienced significant costs to date, we may incur costs related to the implementation of prescribed safety protocols related to the COVID-19 Pandemic. With the April 14, 2020 closing of our acquisition of retail and wholesale assets, the Partnership now has 150 company operated sites. For example, we may incur substantial costs in connection with staffing impacted stores and the closing and subsequent cleaning of impacted stores resulting from a continued spread of COVID-19. We may also temporarily lose the services of employees or experience interruptions in our business which could lead to inefficiencies, interruptions in our regular operations and potential reputational harm. If we do not respond appropriately to the COVID-19 Pandemic or other similar health crises, or if customers do not perceive our response to be adequate for a particular region or our business as a whole, we could suffer damage to our reputation, which could materially adversely affect our business, financial condition and results of operations in the future.

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

In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations. This includes potential changes in tax laws or the interpretation of tax laws relating to incentive compensation. Changes in such legislation, regulation or interpretation could have an adverse effect on our incentive compensation structures, which could affect our ability to recruit, develop and retain talented executives and could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

CERCLA also provides that persons who dispose of or arrange for the disposal or treatment of hazardous or toxic substances at third-party sites may also be liable for the costs of removal or remediation of such substances at these disposal sites although such sites are not owned by such persons. Our historic and current operation of many locations and the disposal of contaminated soil and groundwater wastes generated during cleanups of contamination at such locations could expose us to such liability.

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

Motor fuel operations present risks of soil and groundwater contamination. In the future, we may incur substantial expenditures for remediation of contamination that has not been discovered at locations which we may acquire. We regularly monitor our facilities for environmental contamination and record liabilities on our financial statements to cover potential environmental remediation and compliance costs when probable to occur and reasonably estimable. However, we can make no assurance that the liabilities we have recorded are the only environmental liabilities relating to our current and former locations, that material environmental conditions not known to us do not exist, that future laws or regulations will not impose material environmental liability on us or that our actual environmental liabilities will not exceed our reserves. In addition, failure to comply with environmental regulations, including the Clean Air Act, the Clean Water Act or CERCLA, or an increase in regulations could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

The previous U.S. presidential administration indicated its intent to adopt a new approach to trade policy. For example, in 2018, the U.S. government reached a new trade agreement with the Canadian and Mexican governments to replace the North America Free Trade Agreement with the United States-Mexico-Canada Agreement.

The U.S. also initiated tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. In response, certain foreign governments imposed retaliatory tariffs on goods that their countries import from the U.S.

Changes in U.S. trade policy, including due to the change in the U.S. presidential administration, could result in one or more foreign governments adopting responsive trade policies that make it more difficult or costly for us to do business in or import our products from those countries. This in turn could require us to increase prices to our customers, which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

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

Our company operated retail sites are located in regions throughout the U.S. that are susceptible to certain severe weather events, such as hurricanes, flooding, severe thunderstorms, snowstorms, tornadoes and extreme heat and cold. Inclement weather conditions could damage our facilities, our suppliers or could have a significant impact on consumer behavior, travel and retail site traffic patterns as well as our ability to operate our retail sites. We could also be affected by regional occurrences, such as energy shortages or increases in energy prices, fires or other natural disasters. Further, our ability to insure these locations and the related cost of such insurance coverage could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

In 2020, we purchased approximately 29%, 22%, 13% and 10% of our motor fuel from ExxonMobil, BP, Motiva and Marathon, respectively. A change of motor fuel suppliers, a disruption in supply or a significant change in pricing with any of these suppliers could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

We rely on our suppliers to provide trade credit to adequately fund our ongoing operations.

Our business is impacted by the availability of trade credit to fund motor fuel purchases and inventory purchases of our retail sites. An actual or perceived downgrade in our liquidity or operations could cause our suppliers to seek credit support in the form of additional collateral, limit the extension of trade credit or otherwise materially modify their payment terms. Any material changes in payments terms, including payment discounts, or availability of trade credit provided by our principal suppliers, could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

We could be adversely affected by the creditworthiness and performance of our customers, suppliers and contract counterparties.

We are exposed to risk related to the creditworthiness and performance of our customers, suppliers and contract counterparties. As of December 31, 2020, we had outstanding accounts receivable totaling $29.5 million. This amount primarily consisted of vendor rebates due from our suppliers, credit card receivables, receivables arising from the sale of fuel and other products to independent franchised or licensed fuel station operators as well as amounts receivable from other industrial and commercial clients. Contracts with longer payment cycles or difficulties in enforcing contracts or collecting accounts receivable could lead to material fluctuations in our cash flows and could adversely impact our business, financial condition and results of operations.

Pending or future litigation could adversely affect our financial condition and results of operations. Litigation and publicity concerning motor fuel or food quality, health and other issues could result in significant liabilities or litigation costs and cause consumers to avoid our retail sites.

Retail site businesses can be adversely affected by litigation and complaints from customers or government agencies resulting from motor fuel or food quality, illness or other health or environmental concerns or operating issues stemming from one or more locations. Additionally, we may become a party to litigation pertaining to individual personal injury, off-specification motor fuel, product liability, consumer protection laws, contract disputes, wage and hour unemployment claims and other legal actions in the ordinary course of our business and we are occasionally exposed to industry-wide or class-action claims arising from the products we carry or industry-specific business practices. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing motor fuel, merchandise or food at one or more of our retail sites. We could also incur significant liabilities if a lawsuit or claim results in a decision against us. Even if we are successful in defending such litigation, our litigation costs could be significant, and the litigation may divert time and money away from our operations and adversely affect our performance. Our defense costs and any resulting damage awards may not be fully covered by our insurance policies.

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

Further, we have contracts with certain multi-site lessee dealers that provide for the ability for each party to sever or recapture a certain number of sites from the contract. If sites are severed, we will seek to replace the dealer, but it is possible that the agreement with any new dealer may not provide for an equivalent fuel margin and/or rental income stream, which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders. It is also possible that we will operate the site until the dealer is replaced or indefinitely.

We rely on our information technology systems and network infrastructure to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

We depend on our information technology (“IT”) systems and network infrastructure to manage numerous aspects of our business and provide analytical information to management. These systems are an essential component of our business and growth strategies, and a serious disruption to them could significantly limit our ability to manage and operate our business efficiently. These systems may be vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches and computer viruses, which could result in a loss of sensitive business information, systems interruption or the disruption of our business operations. To protect against unauthorized access or attacks, we have implemented infrastructure protection technologies and disaster recovery plans, but there can be no assurance that a technology systems breach or systems failure, which may nonetheless occur and go undetected, will not have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

Cyber-attacks are rapidly evolving and becoming increasingly sophisticated. A successful cyber-attack resulting in the loss of sensitive customer, employee or vendor data could adversely affect our reputation, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. Moreover, a security breach could require that we expend significant additional resources to further upgrade the security measures that we employ to guard against cyber-attacks.

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

Our debt levels and debt covenants may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

We have a significant amount of debt. As of December 31, 2020, we had $513.2 million of total debt and $188.1 million of availability under our revolving credit facility. Our level of indebtedness could have important consequences to us, including the following:

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

Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which may be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions, such as reducing distributions, reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to affect any of these actions on satisfactory terms, or at all.

An increase in interest rates may cause the market price of our common units to decline and a significant increase in interest rates could adversely affect our ability to service our indebtedness.

Like all equity investments, an investment in our common units is subject to certain risks. Borrowings under the credit facility bear interest at variable rates, subject to interest rate swap contracts we entered into to hedge future changes in variable rates. If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow and ability to make cash distributions. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower-risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield-based equity investments such as publicly traded limited partnership interests. Reduced demand for our common units resulting from investors seeking other more favorable investment opportunities may cause the trading price of our common units to decline.

The interest rate on our credit facility is variable; therefore, we have exposure to movements in interest rates, subject to our interest rate swap contracts. A significant increase in interest rates could adversely affect our ability to service our indebtedness. The increased cost could make the financing of our business activities more expensive. These added expenses could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

LIBOR, the interest rate benchmark used as a reference rate on our variable rate credit facility, is expected to be phased out after 2021, when private-sector banks are no longer required to report the information used to set the rate. Without this data, LIBOR may no longer be published, or the lack of quality and quantity of data may cause the rate to no longer be representative of the market. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the Partnership’s cost of variable rate debt. The Partnership will also need to consider new contracts and if they should reference an alternative benchmark rate or include suggested fallback language, as published by the Alternative Reference Rates Committee. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt, which may be detrimental to our financial position or operating results.

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

The operating and financial restrictions and covenants in our credit facility and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, our credit facility may restrict our ability to:

•	make distributions if any potential default or event of default occurs;
•	incur additional indebtedness, including the issuance of certain preferred equity interests, or guarantee other indebtedness;
•	grant liens or make certain negative pledges;
•	make certain advances, loans or investments;
•	make any material change to the nature of our business, including mergers, consolidations, liquidations and dissolutions;
•	make certain capital expenditures in excess of specified levels;
•	acquire another company;

•	enter into a sale-leaseback transaction or certain sales or leases of assets;
•	enter into certain affiliate transactions; or
•	make certain repurchases of equity interests.

Our credit facility limits our ability to pay distributions upon the occurrence of the following events, among others:

•	failure to pay any principal when due or failure to pay any interest, fees or other amounts owed under our credit facility when due, subject to any applicable grace period;
•

failure of any representation or warranty in our credit agreement to be true and correct, and the failure of any representation or warranty in any other agreement delivered in connection with our credit facility to be true and correct in any material respect;

•	failure to perform or otherwise comply with the covenants in our credit facility or in other loan documents beyond the applicable notice and grace period;
•	any default in the performance of any obligation or condition beyond the applicable grace period relating to any other indebtedness of more than certain thresholds;
•	failure of the lenders to have a perfected first priority security interest in the collateral pledged by any loan party;
•	the entry of one or more judgments in excess of certain thresholds, to the extent any payments pursuant to the judgment are not covered by insurance;
•	a change in ownership or control of our General Partner or us;
•	a violation of the Employee Retirement Income Security Act of 1974, or “ERISA”; and
•	a bankruptcy or insolvency event involving us or any of our subsidiaries.

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

We do not own all of the land on which our retail sites and certain facilities are located, and we lease a portion of such sites from third parties under long-term arrangements with various expiration dates. As such, we are subject to the possibility that we are unable to renew such leases or are only able to do so with increased costs or more onerous terms, which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

We may not be able to lease sites we own or sub-lease sites we lease on favorable terms and any such failure could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

We may lease and/or sub-lease certain sites to lessee dealers or commission agents where the rent expense is more than the lease payments. If we are unable to obtain tenants on favorable terms for sites we own or lease, the lease payments we receive may not be adequate to cover our rent expense for leased sites and may not be adequate to ensure that we meet our debt service requirements. We cannot provide any assurance that the margins on our wholesale distribution of motor fuels to these sites will be adequate to offset unfavorable lease terms. The occurrence of these events could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

We rely on DMI to indemnify us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO at our Predecessor Entity’s sites. To the extent escrow accounts, insurance and/or payments from DMI are not sufficient to cover any such costs or expenses, our business, financial condition and results of operations and ability to make distributions to unitholders could be adversely affected.

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

We rely on Circle K to indemnify us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the asset exchanges with Circle K and the CST Fuel Supply Exchange. To the extent escrow accounts, insurance and/or payments from Circle K are not sufficient to cover any such costs or expenses, our business, financial condition and results of operations and ability to make distributions to unitholders could be adversely affected.

The Asset Exchange Agreement and related agreements provide that Circle K must indemnify us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the asset exchanges with Circle K and the CST Fuel Supply Exchange. Such indemnification survives the termination of the Circle K Omnibus Agreement. Circle K is the beneficiary of escrow accounts created to cover the cost to remediate certain environmental liabilities. In addition, Circle K maintains insurance policies to cover environmental liabilities and/or, where available, participates in state programs that may also assist in funding the costs of environmental liabilities. To the extent escrow accounts, insurance and/or payments from Circle K are not sufficient to cover any such costs or expenses, our business, liquidity and results of operations could be adversely affected.

Risks Inherent in our Structure

The Topper Group controls the sole member of our General Partner, which has sole responsibility for conducting our business and managing our operations. Our General Partner and its affiliates, including the Topper Group, have conflicts of interest with us and limited fiduciary duties and they may favor their own interests to the detriment of our unitholders and us.

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

Our Partnership Agreement does not require us to pay any distributions at all. Accordingly, investors are cautioned not to place undue reliance on the permanence of our distribution policy in making an investment decision. Any modification or revocation of our cash distribution policy could substantially reduce or eliminate the amounts of distributions to our unitholders. The amount of distributions we make, if any, and the decision to make any distribution at all, will ultimately be determined by the Topper Group as the owner of all of the membership interests in the sole member of our General Partner, whose interests may differ from those of our common unitholders.

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

Our General Partner has limited liability regarding our obligations.

Our General Partner has limited liability under contractual arrangements between us and third parties so that the counterparties to such arrangements have recourse only against our assets, and not against our General Partner or its assets. Our General Partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our General Partner. Our Partnership Agreement provides that any action taken by our General Partner to limit its liability is not a breach of our General Partner’s fiduciary duties, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our General Partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.

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

Pursuant to the terms of our Partnership Agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our General Partner, the Topper Group or any of their affiliates, including their executive officers and directors. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our General Partner and result in less than favorable treatment of our unitholders and us. Conflicts of interest may arise in the future between us and our unitholders, on the one hand, and the affiliates of our General Partner and the Topper Group, on the other hand. In resolving these conflicts, the Topper Group may favor its own interests over the interests of our unitholders.

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

If our unitholders are dissatisfied with the performance of our General Partner, they will have limited ability to remove our General Partner. The vote of the holders of at least 66 2⁄3% of all outstanding common units voting together as a single class is required to remove our General Partner. As of February 22, 2021, the Topper Group beneficially owned approximately 48.9% of our outstanding common units.

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

If at any time our General Partner and its affiliates hold more than 80% of the common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date that is three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our General Partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our Partnership Agreement that prevents our General Partner from issuing additional common units and exercising its call right. If our General Partner exercised its call right, the effect would be to take us private and, following the deregistering of the units, we would no longer be subject to the reporting requirements of the Exchange Act. As of February 22, 2021, the Topper Group beneficially owned approximately 48.9% of our outstanding common units.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by the Topper Group or other large holders.

As of February 22, 2021, we had 37,868,046 common units outstanding. Sales by the Topper Group or other large holders of a substantial number of our common units in the public or private markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to the Topper Group. Under our Partnership Agreement and pursuant to a registration rights agreement that we have entered into, the Topper Group has registration rights relating to the offer and sale of any units that it holds, subject to certain limitations.

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

We conduct a portion of our operations and business through one or more direct and indirect subsidiaries that are treated as C corporations for federal income tax purposes (including LGWS). We may elect to conduct additional operations through these corporate subsidiaries in the future. These corporate subsidiaries are subject to corporate-level taxes, at the corporate tax rate, which is currently 21%, and will also likely be subject to state (and possibly local) income tax at varying rates, on their taxable income. Any such entity level taxes will reduce the cash available for distribution to us and, in turn, to unitholders. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to unitholders would be further reduced. Distributions from any such C corporation will generally be taxed again to unitholders as dividend income to the extent of current and accumulated earnings and profits of such C corporation. The maximum federal income tax rate applicable to qualified dividend income that is allocable to individuals is 20%. An individual unitholders’ share of dividend and interest income from LGWS or other C corporation subsidiaries would constitute portfolio income that could not be offset by the unitholders’ share of our other losses or deductions.

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

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. Under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” However, the CARES Act increased the limitation for tax year 2020 to 50% of our adjusted taxable income. For purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization or depletion.

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

Under the recently enacted Tax Cuts and Jobs Act, if a unitholder sells or otherwise disposes of a common unit, the transferee is required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. However, the Department of the Treasury and the IRS have determined that this withholding requirement should not apply to any disposition of a publicly traded interest in a publicly traded partnership (such as us) until regulation or other guidance has been issued clarifying the application of this withholding requirement to dispositions of interests in publicly traded partnerships. Accordingly, while this new withholding requirement does not currently apply to interests in us, there can be no assurance that such requirement will not apply in the future.

Any tax-exempt organization or a non-U.S. person should consult its tax advisor before investing in our common units.

Our unitholders are subject to state and local income taxes and return filing requirements in states and localities where they do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, our unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct business in 34 states (see “Item 2. Properties”). Each unitholder must assess the need to file and pay income tax in these states on their allocated share of partnership taxable income. We may own property or conduct business in other states, localities or foreign countries in the future. It is the responsibility of each unitholder to file all U.S. federal, state, local and foreign tax returns. In certain states, tax losses may not produce a tax benefit in the year incurred and also may not be available to offset income in subsequent tax years. Some states may require us, or we may elect, to withhold a percentage of income from amounts to be distributed to a unitholder not otherwise exempt from withholding, who is not a resident of the state. Withholding, the amount of which may be greater or less than a particular unitholders’ income tax liability to the state, generally does not relieve a nonresident unitholder from the obligation to file a state income tax return. Amounts withheld may be treated as if distributed to unitholders for purposes of determining the amounts distributed by us. Our counsel has not rendered an opinion on the state, local or non-U.S. tax consequences of an investment in our common units.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table shows the aggregate number of sites we owned or leased by customer group at December 31, 2020:

	Owned Sites	Leased Sites	Total Sites	Percentage of Total Sites
Lessee dealers	429	313	742	67%
Circle K	11	—	11	1%
Commission agents	151	44	195	18%
Company operated	42	108	150	14%
Total	633	465	1,098	100%

We conduct business at sites located in Alabama, Arkansas, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Mississippi, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Virginia, West Virginia and Wisconsin.

The following table provides a history of our sites acquired, changes between customer groups or sold during 2020:

	Lessee Dealers	DMS	Circle K	Commission Agents	Company Operated	Total
Number at beginning of year	716	68	46	173	—	1,003
Acquired	90	—	—	18	62	170
Changes between customer groups	(37)	(66)	(1)	12	92	—
Divested	(27)	(2)	(34)	(8)	(4)	(75)
Number at end of year (a)	742	—	11	195	150	1,098

(a)	Excludes independent commission sites and includes sites where we collect rent but to which we do not distribute motor fuel and closed sites.

Our principal executive offices are in Allentown, Pennsylvania in approximately 47,000 square feet of leased office space.

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

Additional information regarding legal proceedings is included in Note 18 to the financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 22, 2021, we had 37,868,046 common units outstanding, held by approximately 20 holders of record. Our common units are listed and trade on the NYSE under the symbol “CAPL.” Included in the number of common units outstanding are 10,053,028 common units currently owned by the Topper Group, which cannot be transferred absent registration with the SEC or an available exemption from the SEC’s registration requirements.

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

Our cash distribution policy, established by our General Partner, is to distribute each quarter an amount at least equal to the minimum quarterly distribution of $0.4375 per unit on all units ($1.75 per unit on an annualized basis). The distribution declared by the Board on January 21, 2021 was $0.5250 per unit (or $2.10 per unit on an annualized basis). Our General Partner may determine at any time that it is in the best interest of our Partnership to modify or revoke our cash distribution policy. Modification of our cash distribution policy may result in distributions of amounts less than, or greater than, our minimum quarterly distribution, and revocation of our cash distribution policy could result in no distributions at all. In addition, our credit facility includes certain restrictions on our ability to make cash distributions.

IDRs

On February 6, 2020, we closed on the Equity Restructuring Agreement that eliminated the IDRs. See Note 23 for further discussion on the elimination of the IDRs.

Unregistered Sales of Equity Securities and Use of Proceeds

Through February 22, 2021, the Topper Group holds an aggregate 10,053,028 common units that were issued as consideration for asset purchases, partial settlement of the management fee and the elimination of the IDRs. These units are all restricted and cannot be transferred absent registration with the SEC or an available exemption from the SEC’s registration requirements. These issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

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

The financial data below are presented in thousands.

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
Income Statement Data:
Total revenues	$1,932,323	$2,149,429	$2,445,917	$2,094,827	$1,869,806
Operating income (a)	115,592	43,322	35,012	32,419	32,171
Net income (a)	107,456	18,076	5,246	23,176	10,715
Net income attributable to limited partners (a)	107,456	18,076	5,251	23,158	10,704
Net income per common unit-basic and diluted (a)	$2.87	$0.51	$0.11	$0.56	$0.22
Operating Data:
Wholesale
Average motor fuel distribution sites	1,612	1,256	1,242	1,183	1,128
Gallons of motor fuel distributed (in millions)	1,117	1,004	1,047	1,032	1,035
Motor fuel gross margin	$102,785	$71,918	$70,019	$58,844	$54,112
Motor fuel gross margin per gallon	$0.092	$0.072	$0.067	$0.057	$0.052
Rent income	$72,799	$81,427	$77,404	$79,344	$74,955
Retail
Average total system sites	306	206	245	168	157
Gallons of motor fuel sold (in millions)	260	160	208	161	160
Motor fuel gross margin per gallon	$0.049	$0.032	$0.047	$0.045	$0.053
Merchandise gross margin percentage (b)	26.0%	21.2%	21.7%	24.4%	24.6%
Other Financial Data (unaudited)
Adjusted EBITDA (c)	$107,416	$103,703	$113,352	$109,077	$103,634
Distributable Cash Flow (c)	$102,468	$80,123	$78,043	$81,234	$81,628
Distributions paid per common unit	$2.1000	$2.1000	$2.2025	$2.4800	$2.4000
Distribution Coverage (c)	1.31x	1.11x	1.03x	0.97x	1.02x

(a)

As further discussed in Notes 2 and 24 to the financial statements, we adopted ASC 842 on lease accounting effective January 1, 2019, and as a result, our results for 2020 and 2019 are not directly comparable to the results for periods prior to 2019. Most significantly, payments on our previous failed sale-leaseback obligations were characterized as principal and interest expense in periods prior to 2019. Starting in 2019, these payments are characterized as rent expense.

(b)

As further discussed in Note 24 to the financial statements, we reclassified revenues related to certain ancillary items such as car wash revenue, lottery commissions and ATM commissions from merchandise margin to other revenues for 2019 and 2018 to conform to the current year presentation, which impacted the merchandise gross profit percentages reported for 2019 and 2018. We did not conform 2017 and 2016 to the same presentation.

(c)	See reconciliation of non-GAAP financial measures under the heading “Management’s Discussion of Financial Condition and Results of Operations—Results of Operations—Non-GAAP Financial Measures” below.

	As of December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash and cash equivalents	$513	$1,780	$3,191	$3,897	$1,350
Total current assets	74,821	69,386	50,862	80,506	65,407
Total assets	1,014,342	911,147	866,922	947,236	931,989
Total current liabilities	146,948	112,636	88,448	93,473	75,133
Long-term debt, excluding current portion	527,299	534,859	519,276	529,147	465,119
Total liabilities	904,674	832,750	755,989	776,217	711,178
Total equity	109,668	78,397	110,933	171,019	220,811

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

•	Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments and non-GAAP financial measures.
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

Through its control of DMP, the Topper Group controls the sole member of our General Partner and has the ability to appoint all of the members of the Board and to control and manage the operations and activities of the Partnership. As of February 22, 2021, the Topper Group also has beneficial ownership of a 48.9% limited partner interest in the Partnership (see Note 23 for disclosure regarding the elimination of the IDRs).

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

In the first asset exchange, which closed on May 21, 2019, Circle K transferred to the Partnership 60 (52 fee; 8 leased) U.S. company operated convenience and fuel retail stores (“CK Properties”) having an aggregate fair value of approximately $58.1 million, and the Partnership transferred to Circle K 17 company operated properties and the real property for eight of the master lease properties (“CAPL Properties”) having an aggregate fair value of approximately $58.3 million.

In the second asset exchange, which closed on September 5, 2019, Circle K transferred to the Partnership 56 (51 fee; 5 leased) CK Properties having an aggregate fair value of approximately $50.2 million, and the Partnership transferred to Circle K the real property for 19 CAPL Properties having an aggregate fair value of approximately $51.4 million.

In the third asset exchange, which closed February 25, 2020, Circle K transferred to the Partnership ten (all fee) U.S. company operated convenience and fuel retail stores having an aggregate fair value of approximately $11.0 million, and the Partnership transferred to Circle K the real property for five CAPL Properties having an aggregate fair value of approximately $10.3 million.

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

Since our General Partner was acquired by the Topper Group in November 2019, the Partnership and Circle K were not entities under common control at the time of closing on the third, fourth, fifth and sixth asset exchanges. In connection with these asset exchanges, we recognized gains on the sales of the CAPL Properties, including the proceeds mentioned above, totaling $19.3 million in the statements of operations for 2020.

See Note 3 to the financial statements for additional information.

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

The fair value of our investment in CST Fuel Supply that was divested and the Assets acquired was $69.0 million based on a discounted cash flow analysis. We accounted for the divestiture of our investment in CST Fuel Supply under ASC 860, “Transfers and Servicing.” We recorded a gain on the divestiture of our investment in CST Fuel Supply of $67.6 million in 2020, representing the fair value of assets received less the carrying value of the investment exchanged. At the closing of the CST Fuel Supply Exchange, we divested 100% of our ownership interest in CST Fuel Supply and no longer have any involvement with CST Fuel Supply.

See Note 4 to the financial statements for additional information.

Retail and Wholesale Acquisition

On April 14, 2020, we closed on an asset purchase agreement (“Asset Purchase Agreement”) with the sellers (“Sellers”) signatories thereto, including certain entities affiliated with the Topper Group that are under common control with the Partnership. Pursuant to the Asset Purchase Agreement, we expanded the retail operations of the Partnership by 169 sites (154 company operated sites and 15 commission sites) through a combination of (1) entering into new leasing arrangements with related parties as the lessee for 62 sites and (2) terminating contracts where we were previously the lessor and fuel supplier under dealer arrangements for 107 sites which, as a result of the Asset Purchase Agreement, are now company operated sites. As a result of the Asset Purchase Agreement, we have expanded our wholesale fuel distribution by 110 sites, including 53 third-party wholesale dealer contracts, and supply of the 62 newly leased sites.

The Asset Purchase Agreement provided for an aggregate consideration of $36 million, exclusive of inventory and in-store cash, with approximately $21 million paid in cash and 842,891 newly-issued common units valued at $15 million and calculated based on the volume weighted average trading price of $17.80 per common unit for the 20-day period ended on January 8, 2020, five business days prior to the announcement of the transaction. The 842,891 common units were issued to entities controlled by Joseph V. Topper, Jr. The cash portion of the purchase price was financed with borrowings under our credit facility.

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

In connection with the consummation of the transactions contemplated by the Asset Purchase Agreement, our contracts with one of the Sellers, DMS, were terminated and DMS is no longer a customer or lessee of the Partnership. As a result, $8.0 million of the purchase price was accounted for as a loss on lease terminations during 2020. In addition, we wrote off $3.1 million of deferred rent income related to these same leases, also recorded as a loss on lease terminations during 2020.

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

See Note 5 to the financial statements for additional information.

Interest Rate Swap Contracts

The interest payments on our credit facility vary based on monthly changes in the one-month LIBOR and changes, if any, in the applicable margin, which is based on our leverage ratio as further discussed in Note 13 to the financial statements. To hedge against interest rate volatility on our variable rate borrowings under the credit facility, on March 26, 2020, we entered into an interest rate swap contract. The interest rate swap contract has a notional amount of $150 million, a fixed rate of 0.495% and matures on April 1, 2024. On April 15, 2020, we entered into two additional interest rate swap contracts, each with notional amounts of $75 million, a fixed rate of 0.38% and that mature on April 1, 2024. All of these interest rate swap contracts have been designated as cash flow hedges and are expected to be highly effective.

See Note 14 to the financial statements for additional information.

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

See Note 16 to the financial statements for additional information.

COVID-19 Pandemic

During the first quarter of 2020, an outbreak of a novel strain of coronavirus spread worldwide, including to the U.S., posing public health risks that have reached pandemic proportions. The COVID-19 Pandemic poses a threat to the health and economic wellbeing of employees of the Topper Group that provide services to us, customers, vendors, distribution channels and other business partners. Currently, our operations have been deemed essential by the state and local governments in which we operate. Of the 33 states in which we operate, 30 were, at certain points during 2020, under a state mandated stay-at-home order, limiting our customers to only essential travel. The operation of all of our retail sites is critically dependent on employees of the Topper Group who staff these locations. To ensure the wellbeing of those employees and their families, we have implemented safety protocols as outlined by the CDC’s guidelines for the COVID-19 Pandemic to support daily field operations and provided personal protection equipment to those employees whose positions necessitate them, and we have implemented work from home policies at our corporate office consistent with CDC guidance to reduce the risks of exposure to the COVID-19 Pandemic while still supporting our operations.

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

Although we have not experienced significant costs to date, we may incur costs related to the implementation of prescribed safety protocols related to the COVID-19 Pandemic. With the April 14, 2020 closing of our acquisition of retail and wholesale assets, the Partnership now has 150 company operated sites (see Note 5 to the financial statements for additional information). In the event there are confirmed diagnoses of COVID-19 within a significant number of these stores, we may incur costs related to the closing and subsequent cleaning of these stores and the ability to adequately staff the impacted sites. We may also experience reputation risk as consumers may choose to frequent alternate locations not operated by us.

We experienced a sharp decrease in fuel volume in mid-to-late March. Although fuel volumes recovered during the second half of 2020, they remain below historical levels. For 2020, the negative impact of the volume decrease on fuel gross profit was partially offset by the positive impact from the decline in crude prices during the second quarter of 2020, which increased DTW margins.

As a result of the implications of COVID-19, we assessed property and equipment, other long-lived assets and goodwill for impairment and concluded no assets were impaired as of March 31, 2020. No indicators of impairment stemming from the COVID-19 Pandemic have been identified since. See Note 9 to the financial statements for information regarding impairment charges related primarily to classifying sites as assets held for sale.

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

Significant Factors Affecting our Profitability

The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit

Wholesale segment

The prices paid to our motor fuel suppliers for wholesale motor fuel (which affects our cost of sales) are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations. We receive a fixed mark-up per gallon on approximately 71% of gallons sold to our customers. The remaining gallons are primarily DTW priced contracts with our customers. These contracts provide for variable, market-based pricing that results in motor fuel gross profit effects similar to retail motor fuel gross profits (as crude oil prices decline, motor fuel gross profit generally increases, as discussed in our Retail segment below). The increase in DTW gross profit results from the cost of wholesale motor fuel declining at a faster rate as compared to the rate that retail motor fuel prices decline. Conversely, our DTW motor fuel gross profit declines when the cost of wholesale motor fuel increases at a faster rate as compared to the rate that retail motor fuel prices increase.

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

As previously reported, we converted 46 company operated sites to dealer operated sites in the third quarter of 2019. As a result of this transition, we did not have any company operated sites for the period from September 30, 2019 through closing on the retail and wholesale acquisition on April 14, 2020, since which we have again been operating company operated sites.

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

2019

•

On April 1, 2019, we entered into a new credit facility as further discussed in “Liquidity and Capital Resources—Debt” and Note 13 to the financial statements. On November 19, 2019, we further amended the new credit facility to allow for the GP Purchase.

•	On May 21, 2019 and September 5, 2019, we completed the first two asset exchange transactions with Circle K as further discussed in Note 3 to the financial statements.

2020

•

We completed four additional tranches of the asset exchange with Circle K on February 25, 2020, April 7, 2020, May 5, 2020 and September 15, 2020, as further described in Note 3 to the financial statements. With the closing of the sixth tranche, the transactions contemplated under the Asset Exchange Agreement have concluded.

•	On February 6, 2020, we closed on the Equity Restructuring Agreement that eliminated the IDRs as further discussed in Note 23 to the financial statements.
•	Effective March 25, 2020, we closed on the CST Fuel Supply Exchange as further described in Note 4 to the financial statements.
•	On April 14, 2020, we closed on the acquisition of retail and wholesale assets as further described in Note 5 to the financial statements.

Adoption of ASC 842 on Lease Accounting

As further discussed in Notes 2 and 24 to the financial statements, we adopted ASC 842 effective January 1, 2019, and as a result, our results for 2020 and 2019 are not directly comparable to the results for 2018. Most significantly, payments on our previous failed sale-leaseback obligations were characterized as principal and interest expense in periods prior to 2019. Starting in 2019, these payments are characterized as rent expense. These payments for the Wholesale and Retail segments amounted to approximately $6.7 million and $0.5 million for 2018, respectively. Of the total payments, $5.5 million was classified as interest expense in 2018.

Conversion of Our Midwest Company Operated Sites to Lessee Dealers

During the third quarter of 2019, we converted 46 company operated Upper Midwest sites to lessee dealer sites. As a result of this transition, we did not have any company operated sites from September 30, 2019 through April 14, 2020, the date of closing on the acquisition of retail and wholesale assets.

Results of Operations

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this Annual Report because that disclosure was already included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 25, 2020. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of income and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of income are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Operating revenues	$1,932,323	$2,149,429	$2,445,917
Cost of sales	1,720,196	1,994,792	2,273,122
Gross profit	212,127	154,637	172,795

Income from CST Fuel Supply equity interests	3,202	14,768	14,948
Operating expenses:
Operating expenses	90,928	52,554	61,919
General and administrative expenses	20,991	16,849	17,966
Depreciation, amortization and accretion expense	68,742	55,032	66,549
Total operating expenses	180,661	124,435	146,434
Gain (loss) on dispositions and lease terminations, net	80,924	(1,648)	(6,297)
Operating income	115,592	43,322	35,012
Other income, net	503	524	373
Interest expense	(16,587)	(27,000)	(32,872)
Income before income taxes	99,508	16,846	2,513
Income tax benefit	(7,948)	(1,230)	(2,733)
Net income	107,456	18,076	5,246
Less: net loss attributable to noncontrolling interests	—	—	(5)
Net income attributable to limited partners	107,456	18,076	5,251
IDR distributions	(133)	(533)	(1,579)
Net income available to limited partners	$107,323	$17,543	$3,672

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Consolidated Results

Operating revenues decreased $217 million or 10%, while operating income increased $72 million or 167%.

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $377 million (19%) decrease in our Wholesale segment revenues primarily attributable to the decrease in crude oil prices. The average daily spot price of WTI crude oil decreased 31% to $39.16 per barrel in 2020, compared to $56.98 per barrel in 2019. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Volume increased 11% primarily as a result of the volume generated by the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of the retail and wholesale assets (the average number of sites with wholesale fuel distribution increased 28% from 2019 compared to the same period in 2020), partially offset by the impact of the COVID-19 Pandemic.

•

A $225 million (49%) increase in our Retail segment revenues primarily attributable to a 62% increase in volume driven by the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange, partially offset by the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019 (the average total system sites increased 49% from 2019 compared to the same period in 2020). Partially offsetting these increases was a 16% decrease in the average selling price of motor fuel driven by the decrease in wholesale prices as discussed above. In addition, merchandise revenue increased $75 million driven by the increase in company operated sites as discussed above.

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

Our intersegment revenues increased $65 million (21%), primarily attributable to the incremental intersegment revenues generated by the company operated and commission sites acquired in the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange, partially offset by the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019 and the decrease in wholesale prices discussed above.

Cost of sales

Cost of sales decreased $275 million (14%) as a result of the decrease in wholesale motor fuel prices and from the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the conversion of 46 company operated sites to dealer operated sites discussed above. Partially offsetting this decrease was the impact of the increase in sites acquired in the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets mentioned above. In addition, cost of merchandise sales increased $54 million driven by the increase in company operated sites as discussed above.

Gross profit

The increase in gross profit was primarily driven by 1) an increase in motor fuel gross profit driven by DTW margins resulting from the movements in crude prices during the two years as well as the fact that a greater percentage of our wholesale volume is DTW-priced in 2020 in comparison to 2019; and 2) an increase in company operated sites, which increased merchandise gross profit. See “Results of Operations—Segment Results” for additional gross profit analyses.

Income from CST Fuel Supply equity interests and Operating expenses

See “Segment Results” for additional analyses.

General and administrative expenses

General and administrative expenses increased $4.1 million (25%) primarily attributable to a $1.4 million increase in acquisition-related costs driven by the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets. In addition, credit loss expense increased $0.8 million and management fees increased $1.9 million related to the increase in headcount primarily stemming from the April 2020 acquisition of retail and wholesale assets.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $13.7 million (25%) primarily due to $9.1 million of impairment charges recorded in connection with our ongoing real estate rationalization effort and the resulting reclassification of these sites to assets held for sale, as compared to $4.5 million for the comparable period of the prior year. In addition, we recorded additional depreciation and amortization related primarily to the assets acquired in the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets.

Gain (loss) on dispositions and lease terminations, net

During 2020, we recorded a $67.6 million gain on the sale of our 17.5% investment in CST Fuel Supply (see Note 4 to the financial statements for additional information). In addition, we recorded $19.3 million in gains related to the properties sold in the asset exchanges with Circle K and $6.4 million in gains related to the sale of sites in connection with our ongoing real estate rationalization effort. Partially offsetting these gains, we recorded a $10.9 million loss on lease terminations, including a write-off of deferred rent income, in connection with the April 2020 acquisition of retail and wholesale assets (see Note 5 to the financial statements for additional information).

During 2019, we recorded a $0.5 million loss on the sale of inventory to a third-party multi-site operator in connection with the conversion of the company operated Upper Midwest sites. In addition, we recorded a $0.6 million loss to write off deferred rent income related to DMS giving notice to sever 12 sites in early 2020 from the master lease with us. As a result of replacing dispensers in Alabama as a part of the rebranding effort of those sites, we recorded a $1.0 million loss on disposal. Partially offsetting these losses was a $0.5 million net gain on sales of assets.

Interest expense

Interest expense decreased $10.4 million (39%) primarily driven by a reduction in interest expense on borrowings under our credit facility due to a decrease in the average interest rate from 4.7% to 2.6%.

Income tax benefit

We recorded an income tax benefit of $7.9 million and $1.2 million for 2020 and 2019, respectively. The benefits were primarily driven by losses incurred by our taxable subsidiaries and changes in state apportionment. See Note 22 for additional information.

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

Wholesale

The following table highlights the results of operations and certain operating metrics of our Wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Year Ended December 31,
	2020	2019	2018
Gross profit:
Motor fuel–third party	$55,864	$45,117	$37,323
Motor fuel–intersegment and related party	46,921	26,801	32,696
Motor fuel gross profit	102,785	71,918	70,019
Rent gross profit (a)	50,411	56,344	59,605
Other revenues	2,344	2,887	3,384
Total gross profit (a)	155,540	131,149	133,008
Income from CST Fuel Supply equity interests (b)	3,202	14,768	14,948
Operating expenses	(35,285)	(32,618)	(30,108)
Operating income (a)	$123,457	$113,299	$117,848
Motor fuel distribution sites (end of period): (c)
Motor fuel–third party
Independent dealers (d)	687	369	362
Lessee dealers (e)	653	648	500
Total motor fuel distribution–third party sites	1,340	1,017	862
Motor fuel–intersegment and related party
DMS (related party) (f)	—	68	86
Circle K (g)	5	28	43
Commission agents (Retail segment) (h)	208	169	170
Company operated retail sites (Retail segment) (i)	150	—	63
Total motor fuel distribution–intersegment and related party sites	363	265	362
Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	1,276	938	834
Motor fuel-intersegment and related party distribution	336	318	408
Total motor fuel distribution sites	1,612	1,256	1,242
Volume of gallons distributed (in thousands)
Third party	845,858	706,759	653,535
Intersegment and related party	270,930	297,235	393,725
Total volume of gallons distributed	1,116,788	1,003,994	1,047,260

Wholesale margin per gallon	$0.092	$0.072	$0.067
(a)	We adopted ASC 842 effective January 1, 2019 and as a result, results for 2020 and 2019 are not comparable to 2018. See Notes 2 and 24 to the financial statements for additional information.
(b)	Represents income from our equity interest in CST Fuel Supply. See Note 4 to the financial statements for information regarding the CST Fuel Supply Exchange.
(c)	In addition, as of December 31, 2020 and 2019, we distributed motor fuel to 13 sub-wholesalers who distributed to additional sites, respectively.
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

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Gross profit increased $24.4 million (19%), while operating income increased $10.2 million (9%). These results were driven by:

Motor fuel gross profit

The $30.9 million (43%) increase in motor fuel gross profit was primarily driven by DTW margins resulting from the movements in crude prices during the two years. In addition, particularly with the acquisition of retail and wholesale assets, a greater percentage of our wholesale volume is DTW-priced in 2020 in comparison to 2019. Volume increased 11% as a result of the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets, partially offset by the impact of the COVID-19 Pandemic. These increases were partially offset by lower terms discounts as a result of lower crude prices. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Rent gross profit

Rent gross profit decreased $5.9 million (11%) primarily as a result of terminating leases in connection with the acquisition of retail and wholesale assets and $0.5 million in short-term rent concessions, partially offset by the impacts from the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019 and the CST Fuel Supply Exchange.

Income from CST Fuel Supply equity interests

Income from CST Fuel Supply equity interests decreased $11.6 million as a result of the March 2020 CST Fuel Supply Exchange. See Note 4 to the financial statements for additional information.

Operating expenses

Operating expenses increased $2.7 million (8%) primarily as a result of a $1.1 million increase in environmental costs related to increased remediation reserves and increased costs in compliance testing and monitoring and a $1.0 million increase in insurance costs due to the increase in controlled sites as a result of the acquisitions. In addition, we incurred increases in management fees related to the increase in headcount primarily stemming from the April 2020 acquisition of retail and wholesale assets and a general increase in operating expenses driven by the increase in the number of controlled sites due particularly to the asset exchanges with Circle K, the CST Fuel Supply Exchange and the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019.

Retail

The following table highlights the results of operations and certain operating metrics of our Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of retail sites, gallons sold per day and per gallon amounts):

	Year Ended December 31,
	2020	2019	2018
Gross profit:
Motor fuel	$12,691	$5,147	$9,820
Merchandise (a)	32,046	10,169	20,375
Rent	7,608	6,302	6,314
Other revenue (a)	4,626	1,507	3,731
Total gross profit	56,971	23,125	40,240
Operating expenses	(55,643)	(19,936)	(31,811)
Operating income	$1,328	$3,189	$8,429

Retail sites (end of period):
Commission agents (b)	208	169	170
Company operated retail sites (c)	150	—	63
Total system sites at the end of the period	358	169	233

Total system operating statistics:
Average retail fuel sites during the period	306	206	245
Motor fuel sales (gallons per site per day)	2,316	2,127	2,327
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.049	$0.032	$0.047

Commission agents statistics:
Average retail fuel sites during the period	199	170	177
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.015	$0.015	$0.015

Company operated retail site statistics:
Average retail fuel sites during the period	107	36	68
Motor fuel gross profit per gallon, net of credit card fees	$0.094	$0.101	$0.115
Merchandise gross profit percentage, net of credit card fees (a)	26.0%	21.2%	21.7%

(a)

We reclassified revenues related to certain ancillary items such as car wash revenue, lottery commissions and ATM commissions from merchandise margin to other revenues to conform to the current year presentation, which amounted to $1.5 million and $3.7 million for 2019 and 2018, respectively. This reclassification also impacted the merchandise gross profit percentages reported for 2019 and 2018.

(b)	The increase in the commission site count was primarily attributable to the 37 commission sites acquired in the CST Fuel Supply Exchange.
(c)	The increase in the company operated site count was primarily attributable to the 154 company operated sites from the acquisition of retail and wholesale assets.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Gross profit increased $33.8 million (146%), while operating income decreased $1.9 million (58%). These results were impacted by:

Gross profit

•

Our motor fuel gross profit increased $7.5 million (147%) attributable to a 62% increase in volume driven by the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange, partially offset by the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K, the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019 and the impact of the COVID-19 Pandemic. In addition, we realized a higher average margin per gallon as the higher retail fuel margins at our company operated sites comprised a larger percentage of our overall retail fuel margins in 2020 as compared to 2019.

•

Our merchandise gross profit increased $21.9 million (215%) as a result of the increase in company operated sites driven by the April 2020 acquisition of retail and wholesale assets, partially offset by the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019. Other revenue increased $3.1 million (207%) due to the same drivers.

•	Rent gross profit increased $1.3 million (21%) due primarily to the commission sites acquired in the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange.

Operating expenses

Operating expenses increased $35.7 million (179%) due primarily to the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets and CST Fuel Supply Exchange, partially offset by the divestiture of 17 company operated sites in May 2019 in connection with the first tranche of the asset exchange with Circle K and the conversion of 46 company operated sites to dealer operated sites in the third quarter of 2019. Our average company operated site count increased 197% from 2019 to 2020. Further, we lease a greater percentage of our company operated sites in 2020 as compared to 2019. Rent expense at our company operated sites increased $8.7 million.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Year Ended December 31,
	2020	2019	2018
Net income available to limited partners (a)	$107,323	$17,543	$3,672
Interest expense (a)	16,587	27,000	32,872
Income tax benefit	(7,948)	(1,230)	(2,733)
Depreciation, amortization and accretion expense	68,742	55,032	66,549
EBITDA (a)	184,704	98,345	100,360
Equity-funded expenses related to incentive compensation and the Circle K Omnibus Agreement (b)	172	1,246	3,781
(Gain) loss on dispositions and lease terminations, net (c)	(80,924)	1,648	6,297
Acquisition-related costs (d)	3,464	2,464	2,914
Adjusted EBITDA (a)	107,416	103,703	113,352
Cash interest expense (a)	(15,545)	(25,973)	(31,338)
Sustaining capital expenditures (e)	(3,529)	(2,406)	(2,443)
Current income tax benefit (expense) (f)	14,126	4,799	(1,528)
Distributable Cash Flow (a)	$102,468	$80,123	$78,043
Weighted average diluted common units	37,369	34,485	34,345
Distributions paid per limited partner unit (g)	$2.1000	$2.1000	$2.2025
Distribution Coverage Ratio (a)(h)	1.31x	1.11x	1.03x

(a)

As further discussed in Notes 2 and 24 to the financial statements, we adopted ASC 842 effective January 1, 2019, and as a result, our results for 2020 and 2019 are not directly comparable to the results for 2018. Most significantly, payments on our previous failed sale-leaseback obligations were characterized as principal and interest expense in periods prior to 2019. Starting in 2019, these payments are characterized as rent expense. These payments for the Wholesale and Retail segments amounted to approximately $6.7 million and $0.5 million for 2018, respectively. Of the total payments, $5.5 million was classified as interest expense in 2018.

(b)

As approved by the independent conflicts committee of the Board, the Partnership and Circle K mutually agreed to settle certain amounts due under the terms of the Circle K Omnibus Agreement in limited partner units of the Partnership. All charges allocated to us by Circle K under the Circle K Omnibus Agreement since the first quarter of 2018 through December 31, 2019, and all charges allocated to us under the Topper Group Omnibus Agreement since January 1, 2020, have been paid by us in cash.

(c)

We recorded gains on the sale of CAPL Properties in connection with the asset exchange with Circle K of $19.3 million in 2020. We also recorded gains on the sale of sites in connection with our ongoing real estate rationalization effort of $6.4 million in 2020. Also in 2020, we recorded a $67.6 million gain on the sale of our 17.5% investment in CST Fuel Supply. Also in 2020, we recorded a loss on lease terminations, including the non-cash write-off of deferred rent income associated with these leases, of $10.9 million.

In June 2018, we executed master fuel supply and master lease agreements with a third-party multi-site operator of retail motor fuel stations, to which we transitioned 43 sites in Florida from DMS in 2018. In 2018, in connection with this transition, we paid a $3.8 million contract termination payment to DMS. Additionally, we recorded a $2.4 million charge primarily to write off deferred rent income related to our recapture of these sites from the master lease agreement with DMS.

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

(f)

Consistent with prior divestitures, the current income tax benefit in 2020 and 2019 excludes income tax incurred on the sale of sites. 2020 and 2019 also include the tax benefit of 100% bonus depreciation on the eligible assets acquired in the asset exchanges with Circle K as well as certain dispenser upgrades and rebranding costs.

(g)

On January 21, 2021, the Board approved a quarterly distribution of $0.5250 per unit attributable to the fourth quarter of 2020. The distribution was paid February 9, 2021 to all unitholders of record on February 2, 2021.

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

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$104,484	$72,327	$89,752
Net cash used in investing activities	(19,549)	(15,509)	(6,780)
Net cash used in financing activities	(86,202)	(58,229)	(83,678)

Operating Activities

Net cash provided by operating activities increased $32.2 million for 2020 compared to 2019, primarily attributable to the incremental cash flow generated by the sites added through the asset exchanges with Circle K, the CST Fuel Supply Exchange, the acquisition of retail and wholesale assets and the strong DTW margins in 2020, partially offset by the impact of the COVID-19 Pandemic. Additionally, changes in working capital stemming primarily from the acquisition of retail and wholesale assets (particularly the related increase in accounts payable and accrued expenses and other current liabilities) also benefited net cash provided by operating activities in 2020 more than in 2019.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as compared to the shorter settlement of receivables for fuel, rent and merchandise.

Investing Activities

We received $23.0 million from Circle K primarily in connection with the CST Fuel Supply Exchange that closed in March 2020 and the final tranche of the asset exchange with Circle K that closed in September 2020; see Notes 3 and 4 to the financial statements for additional information. In addition, we received $21.2 million in proceeds from disposals during 2020 in connection with our real estate rationalization effort and paid $28.2 million in connection with our April 2020 acquisition of retail and wholesale assets. Also, we incurred capital expenditures of $37.1 million in 2020.

In 2019, we incurred capital expenditures of $24.6 million. Additionally, in 2019, we received $3.1 million in proceeds related to the first and second tranches of the asset exchange with Circle K as a result of the inventory divested at the 17 company operated sites and the security deposits from dealers transferred by Circle K to us. We also received $4.9 million of proceeds on sales of assets.

Financing Activities

In 2020, we paid $77.9 million in distributions and made net repayments on our credit facility of $5.8 million.

In 2019, we paid $73.0 million in distributions and made net borrowings on our credit facility of $21.0 million.

Distributions

Distribution activity for 2020 was as follows (in thousands):

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2019	February 3, 2020	February 10, 2020	$0.5250	$18,111
March 31, 2020	May 5, 2020	May 12, 2020	0.5250	19,881
June 30, 2020	August 4, 2020	August 11, 2020	0.5250	19,887
September 30, 2020	November 3, 2020	November 10, 2020	0.5250	19,912
December 31, 2020	February 2, 2021	February 9, 2021	0.5250	19,912

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

IDRs

We distributed $0.1 million to the Topper Group and $0.5 million to Circle K with respect to the IDRs in 2020 and 2019, respectively. See Note 23 for a discussion of the elimination of the IDRs, which closed on February 6, 2020.

Debt

As of December 31, 2020, our consolidated debt and finance lease obligations consisted of the following (in thousands):

Revolving credit facility	$513,180
Finance lease obligations	20,007
Total debt and finance lease obligations	533,187
Current portion	2,631
Noncurrent portion	530,556
Deferred financing costs, net	3,257
Noncurrent portion, net of deferred financing costs	$527,299

Our revolving credit facility is secured by substantially all of our assets. Taking the interest rate swap contracts into account, our effective interest rate at December 31, 2020 was 2.10% (our applicable margin was 1.75% as of December 31, 2020). Letters of credit outstanding at December 31, 2020 totaled $4.0 million. The amount of availability under the revolving credit facility at February 22, 2021, after taking into consideration debt covenant restrictions, was $166.6 million.

The credit facility also contains certain financial covenants. We are required to maintain a consolidated leverage ratio (as defined in the credit facility) for the most recently completed four fiscal quarters of 4.75 to 1.00. Such threshold is increased to 5.50 to 1.00 for the quarter during a specified acquisition period. Upon the occurrence of a qualified note offering (as defined in the credit facility), the consolidated leverage ratio when not in a specified acquisition period is increased to 5.25 to 1.00, while the specified acquisition period threshold remains 5.50 to 1.00. Upon the occurrence of a qualified note offering, we are also required to maintain a consolidated senior secured leverage ratio (as defined in the credit facility) for the most recently completed four fiscal quarter period of not greater than 3.75 to 1.00. Such threshold is increased to 4.00 to 1.00 for the quarter during a specified acquisition period. We are also required to maintain a consolidated interest coverage ratio (as defined in the credit facility) of at least 2.50 to 1.00. As of December 31, 2020, we were in compliance with these financial covenants.

See Note 13 to the financial statements for additional information on the credit facility.

Capital Expenditures

We make investments to expand, upgrade and enhance existing assets. We categorize our capital requirements as either sustaining capital expenditures, growth capital expenditures or acquisition capital expenditures. Sustaining capital expenditures are those capital expenditures required to maintain our long-term operating income or operating capacity. Acquisition and growth capital expenditures are those capital expenditures that we expect will increase our operating income or operating capacity over the long term. We have the ability to fund our capital expenditures by additional borrowings under our revolving credit facility or, if available to us on acceptable terms, accessing the capital markets and issuing additional equity, debt securities or other options, such as the sale of assets. Our ability to access the capital markets may have an impact on our ability to fund acquisitions. We may not be able to complete any offering of securities or other options on terms acceptable to us, if at all.

The following table outlines our capital expenditures and acquisitions (in thousands):

	Year Ended December 31,
	2020	2019	2018
Sustaining capital	$3,529	$2,406	$2,443
Growth	33,528	22,205	11,274
Acquisitions	28,244	—	485
Total capital expenditures and acquisitions	$65,301	$24,611	$14,202

As noted previously, the increase in growth capital expenditures was largely driven by dispenser upgrades, EMV upgrades and rebranding of sites.

Contractual Obligations

Our contractual obligations as of December 31, 2020 are summarized below (in thousands):

	Payments Due by Period
	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt	$—	$—	$—	$513,180	$—	$—	$513,180
Interest payments on debt	10,626	10,626	10,626	3,348	—	—	35,226
Finance lease obligations	3,245	3,345	3,446	3,548	3,652	5,019	22,255
Operating lease obligations	33,118	31,350	29,141	26,224	23,961	81,043	224,837
Total consolidated obligations	$46,989	$45,321	$43,213	$546,300	$27,613	$86,062	$795,498

Credit Facility

As discussed previously, our credit agreement matures April 25, 2024. See Note 13 to the financial statements for additional information.

Interest Payments on Debt

Such amounts include estimates of interest expense related to our credit facility assuming a 2.10% interest rate. The rate assumed takes into account the interest rate swap contracts.

Finance Lease Obligations

We have certain retail site properties under finance leases. Finance lease obligations in the table above include both principal and interest. See Note 13 to the financial statements for additional information.

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

See Note 15 to the financial statements for additional information.

Other Liabilities

We have excluded asset retirement obligations and other liabilities for which the timing of payment or the amount is not determinable.

Under the terms of various supply agreements, the Partnership is obligated to minimum volume purchases measured in gallons of motor fuel. Future minimum volume purchase requirements are 580 million gallons in 2021, reducing to 274 million gallons in 2025. Future minimum volume purchase requirements from 2026 through 2030 total 1.2 billion gallons. The aggregate dollar amount of the future minimum volume purchase requirements is dependent on the future weighted average wholesale cost per gallon charged under the applicable supply agreements. The amounts and timing of the related payment obligations cannot reasonably be estimated reliably. As a result, payment of these amounts has been excluded from the table above. See Note 18 to the financial statements for additional information.

Concentration of Customers

Approximately 12% of our rent income for 2020 was from one multi-site operator.

Off-Balance Sheet Arrangements

The Topper Group Omnibus Agreement contingently requires us to perform environmental remediation work as further discussed in Note 16 to the financial statements. We also have operating leases and motor fuel purchase commitments as previously discussed in “Contractual Obligations” and in Notes 15 and 18 to the financial statements.

Contingencies

Environmental Matters

See Note 17 to the financial statements for a discussion of environmental matters.

Legal Matters

See Note 18 to the financial statements for a discussion of legal matters.

Quarterly Results of Operations

See Note 26 to the financial statements for quarterly financial and operating data for each quarter of 2020 and 2019.

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

Our results for 2021 are anticipated to be impacted by the following:

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

Revenue Recognition

We have applied ASC 606 since January 1, 2018. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance applies to over 90% of our revenues as the only primary revenue stream outside the scope of this guidance is rental income.

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

In 2020, we closed on tranches of the Asset Exchange Agreement and CST Fuel Supply Exchange with Circle K, both representing largely nonmonetary transactions. We apply provisions of ASC 606, ASC 845 and ASC 860 as applicable to our nonmonetary exchanges based on the individual facts and circumstances of each transaction. For these particular transactions, we estimated the fair value of the assets divested and acquired based on an income approach using discount rates commensurate with the risk inherent in the cash flows, similar to how we estimate fair value in an asset acquisition or business combination as further described below. We record gains and losses as required by the applicable guidance, in these cases representing the excess of the fair value of the assets and cash consideration received less the carrying value of the assets divested. See Notes 3 and 4 to the financial statements for additional information.

Accounts receivable primarily result from the sale of motor fuels to customers. Our accounts receivable is generally considered as having a similar risk profile. Credit is extended to a customer based on an evaluation of the customer’s financial condition. In certain circumstances collateral may be required from the customer and fuel and lease agreements are generally cross-collateralized when applicable. Receivables are recorded at face value, without interest or discount.

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

See Notes 7 and 24 to the financial statements for additional information on our revenues and related receivables.

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

At December 31, 2020 and 2019, we had goodwill totaling $88.8 million. Of the December 31, 2020 balance, $74.2 million was assigned to the wholesale reporting unit and $14.6 million was assigned to the retail reporting unit. After assessing the totality of events and circumstances, we determined that it is more likely than not that the fair value of our reporting units exceed their carrying amounts and therefore goodwill is not impaired at December 31, 2020 or 2019.

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

Interest Rate Risk

As of December 31, 2020, we had $513.2 million outstanding on our revolving credit facility. Our outstanding borrowings bear interest at LIBOR plus an applicable margin, which was 1.75% at December 31, 2020. Our borrowings had a weighted-average interest rate at December 31, 2020 of 1.93%.

On March 26, 2020, we entered into an interest rate swap contract to hedge against interest rate volatility on our variable rate borrowings under the credit facility. The interest rate swap contract has a notional amount of $150 million, a fixed rate of 0.495% and matures on April 1, 2024. On April 15, 2020, we entered into two additional interest rate swap contracts, each with notional amounts of $75 million, a fixed rate of 0.38% and that mature on April 1, 2024. See Note 14 to the financial statements for additional information.

As a result of entering into these interest rate swap contracts, we have effectively converted approximately 60% of our variable rate borrowings under our credit facility to a fixed rate.

Taking the interest rate swap contracts into account, our effective interest rate at December 31, 2020 was 2.10%. A one percentage point change in LIBOR would impact annual interest expense by approximately $2.1 million.

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

A majority of our total gallons purchased are subject to Terms Discounts for prompt payment and other rebates and incentives, which are recorded within cost of sales. Prompt payment discounts are based on a percentage of the purchase price of motor fuel. As such, the dollar value of these discounts increases and decreases corresponding with motor fuel prices. Based on our current volumes, we estimate a $10 per barrel change in the price of crude oil would impact our annual wholesale motor fuel gross profit by approximately $2.3 million related to these payment discounts.

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

The management of CrossAmerica is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system was designed to provide reasonable assurance to the company’s management and Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. CrossAmerica management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 version. Based on our assessment, we believe that, as of December 31, 2020, the Partnership’s internal control over financial reporting is effective based on those criteria.

Attestation Report of the Independent Registered Public Accounting Firm

Grant Thornton LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2020. Their report dated March 1, 2021, expressed an unqualified opinion on our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors, General Partner and Limited Partners

CrossAmerica Partners LP

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CrossAmerica Partners LP (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of income, equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

CST Fuel Supply Exchange Nonmonetary Transaction

As described further in Note 4 to the consolidated financial statements, the Partnership exchanged its ownership interest in CST Fuel Supply, a financial asset previously accounted for under the equity method, for nonmonetary consideration representing tangible and intangible assets. This transaction resulted in the Partnership recording a non-cash gain of $67.6 million, representing the estimated fair value of assets received less the carrying value of the investment exchanged. We identified this nonmonetary transaction as a critical audit matter.

The principal considerations for our determination of the CST Fuel Supply Exchange Nonmonetary Transaction as a critical audit matter are the high level of estimation uncertainty related to the determination of the fair value of the assets exchanged. Determination of fair value requires management to make complex judgments in order to identify and select significant assumptions, including prospective financial information, discount rate, attrition rate and weighted average cost of capital, which include management’s use of internal specialists.

Our audit procedures related to the CST Fuel Supply Exchange Nonmonetary Transaction included the following, among others.

•

We tested the design and operating effectiveness of relevant controls including, among others, management’s validation of the inputs to the valuations, and management’s review of the significant assumptions.

•	We obtained and inspected the contractual arrangements and the Partnership’s technical accounting documentation for the transaction.
•	We tested the Partnership’s key inputs and assumptions used to estimate future revenues and net cash flows based upon historical results and recent performance for assets received and divested.
•	We performed substantive testing on a sample of the data used by management’s specialists for reasonableness and accuracy.
•

With the assistance of our valuation specialists, we tested the reasonableness of the fair value determined by management for both the divested equity method investment and the acquired assets with a focus on significant assumptions, including prospective financial information, discount rate, attrition rate and weighted average cost of capital.

•

We evaluated the level of knowledge, skill, and ability of management’s specialists and their relationship to the Partnership and made inquiries of management’s specialists regarding the process followed and judgments used to estimate the fair value of assets acquired.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2011.

Arlington, Virginia

March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors, General Partner and Limited Partners

CrossAmerica Partners LP

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of CrossAmerica Partners LP (a Delaware partnership) and subsidiaries) (the “Partnership”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2020, and our report dated March 1, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Arlington, Virginia

March 1, 2021

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$513	$1,780
Accounts receivable, net of allowances of $429 and $557, respectively	28,519	38,051
Accounts receivable from related parties	931	4,299
Inventory	23,253	6,230
Assets held for sale	9,898	13,231
Other current assets	11,707	5,795
Total current assets	74,821	69,386
Property and equipment, net	570,856	565,916
Right-of-use assets, net	167,860	120,767
Intangible assets, net	92,912	44,996
Goodwill	88,764	88,764
Other assets	19,129	21,318
Total assets	$1,014,342	$911,147

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$2,631	$2,471
Current portion of operating lease obligations	31,958	23,485
Accounts payable	63,978	57,392
Accounts payable to related parties	5,379	431
Accrued expenses and other current liabilities	23,267	16,382
Motor fuel and sales taxes payable	19,735	12,475
Total current liabilities	146,948	112,636
Debt and finance lease obligations, less current portion	527,299	534,859
Operating lease obligations, less current portion	141,380	100,057
Deferred tax liabilities, net	15,022	19,369
Asset retirement obligations	41,450	35,589
Other long-term liabilities	32,575	30,240
Total liabilities	904,674	832,750

Commitments and contingencies

Equity:
Common units—37,868,046 and 34,494,441 units issued and outstanding at December 31, 2020 and 2019, respectively	112,124	78,397
Accumulated other comprehensive loss	(2,456)	—
Total equity	109,668	78,397
Total liabilities and equity	$1,014,342	$911,147

See Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars, except unit and per unit amounts)

	For the Year Ended December 31,
	2020	2019	2018
Operating revenues (a)	$1,932,323	$2,149,429	$2,445,917
Cost of sales (b)	1,720,196	1,994,792	2,273,122
Gross profit	212,127	154,637	172,795
Income from CST Fuel Supply equity interests	3,202	14,768	14,948
Operating expenses:
Operating expenses (c)	90,928	52,554	61,919
General and administrative expenses	20,991	16,849	17,966
Depreciation, amortization and accretion expense	68,742	55,032	66,549
Total operating expenses	180,661	124,435	146,434
Gain (loss) on dispositions and lease terminations, net	80,924	(1,648)	(6,297)
Operating income	115,592	43,322	35,012
Other income, net	503	524	373
Interest expense	(16,587)	(27,000)	(32,872)
Income before income taxes	99,508	16,846	2,513
Income tax benefit	(7,948)	(1,230)	(2,733)
Net income	107,456	18,076	5,246
Less: net loss attributable to noncontrolling interests	—	—	(5)
Net income attributable to limited partners	107,456	18,076	5,251
IDR distributions	(133)	(533)	(1,579)
Net income available to limited partners	$107,323	$17,543	$3,672

Basic and diluted earnings per common unit	$2.87	$0.51	$0.11

Weighted-average limited partner units:
Basic common units	37,369,487	34,454,369	34,345,298
Diluted common units (d)	37,369,487	34,484,801	34,345,298

Supplemental information:
(a) Includes excise taxes of:	$141,429	$78,004	$97,929
(a) Includes rent income of:	83,233	90,139	85,642
(b) excludes depreciation, amortization and accretion and includes rent expense of:	25,214	27,493	19,723
(c) Includes rent expense of:	9,067	379	1,047
(d) Diluted common units were not used in the calculation of diluted earnings per common unit for 2018 and 2020 because to do so would have been antidilutive.

See Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$107,456	$18,076	$5,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	68,742	55,032	66,549
Amortization of deferred financing costs	1,042	1,027	1,534
Amortization of above market leases, net	—	—	(21)
Credit loss expense	1,210	362	611
Deferred income tax (benefit) expense	(4,436)	3,569	(4,261)
Equity-based employee and director compensation expense	172	1,246	481
Circle K Omnibus Agreement fees settled in common units	—	—	3,300
(Gain) loss on dispositions and lease terminations, net	(88,912)	1,648	6,297
Changes in operating assets and liabilities, net of acquisitions	19,210	(8,633)	10,016
Net cash provided by operating activities	104,484	72,327	89,752

Cash flows from investing activities:
Principal payments received on notes receivable	974	1,098	780
Proceeds from sale of property and equipment	21,729	4,856	6,642
Proceeds from sale of assets to Circle K	23,049	3,148	—
Capital expenditures	(37,057)	(24,611)	(13,717)
Cash paid in connection with acquisitions, net of cash acquired	(28,244)	—	—
Cash paid to Circle K in connection with acquisitions	—	—	(485)
Net cash used in investing activities	(19,549)	(15,509)	(6,780)

Cash flows from financing activities:
Borrowings under the revolving credit facility	246,003	137,303	128,107
Repayments on the revolving credit facility	(251,823)	(116,303)	(136,107)
Payments of long-term debt and finance lease obligations	(2,458)	(2,297)	(2,866)
Payments of sale-leaseback obligations	—	—	(1,019)
Payment of deferred financing costs	—	(3,972)	(901)
Contributions from Circle K	—	—	6,306
Distributions paid on distribution equivalent rights	(40)	(86)	(37)
Distributions paid to holders of the IDRs	(133)	(533)	(1,579)
Distributions paid to noncontrolling interests	—	—	(20)
Distributions paid on common units	(77,751)	(72,341)	(75,562)
Net cash used in financing activities	(86,202)	(58,229)	(83,678)
Net decrease in cash and cash equivalents	(1,267)	(1,411)	(706)

Cash and cash equivalents at beginning of period	1,780	3,191	3,897
Cash and cash equivalents at end of period	$513	$1,780	$3,191

See Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

					Accumulated
	Limited Partners’ Interest		Incentive		other
	Common Unitholders		Distribution Rights	Noncontrolling Interest	comprehensive loss	Total Equity
	Units	Dollars	Dollars	Dollars	Dollars	Dollars
Balance at December 31, 2017	34,111,461	$171,337	$—	$(318)	$—	$171,019
Net income (loss) and comprehensive income (loss)	—	3,672	1,579	(5)	—	5,246
Vesting of incentive and director awards, net of units withheld for taxes	40,534	490	—	343	—	833
Issuance of units to Circle K for the payment of fees under the Circle K Omnibus Agreement	292,118	6,518	—	—	—	6,518
Contributions from Circle K, net of tax	—	4,691	—	—	—	4,691
Acquisition of leasehold interest in three sites from Circle K	—	(56)	—	—	—	(56)
Other	—	(120)	—	—	—	(120)
Distributions paid	—	(75,599)	(1,579)	(20)	—	(77,198)
Balance at December 31, 2018	34,444,113	110,933	—	—	—	110,933
Net income and comprehensive income	—	17,543	533	—	—	18,076
Vesting of incentive and director awards, net of units withheld for taxes	50,328	862	—	—	—	862
Transition adjustment upon adoption of ASC 842, net of tax	—	28,896	—	—	—	28,896
Asset exchange with Circle K, net of tax	—	(7,410)	—	—	—	(7,410)
Distributions paid	—	(72,427)	(533)	—	—	(72,960)
Balance at December 31, 2019	34,494,441	78,397	—	—	—	78,397
Net income	—	107,323	133	—	—	107,456
Other comprehensive income
Unrealized loss on interest rate swap contracts	—	—	—	—	(2,859)	(2,859)
Realized loss on interest rate swap contracts reclassified from AOCI into interest expense	—	—	—	—	403	403
Total other comprehensive loss	—	—	—	—	(2,456)	(2,456)
Comprehensive income (loss)	—	107,323	133	—	(2,456)	105,000
Issuance of units to the Topper Group in connection with the Equity Restructuring Agreement	2,528,673	—	—	—	—	—
Acquisition of assets from entities under common control, net of fair value of common units issued	842,891	4,169	—	—	—	4,169
Vesting of equity awards, net of units withheld for tax	2,041	26	—	—	—	26
Distributions paid	—	(77,791)	(133)	—	—	(77,924)
Balance at December 31, 2020	37,868,046	$112,124	$—	$—	$(2,456)	$109,668

See Notes to Consolidated Financial Statements.

Note 1. DESCRIPTION OF BUSINESS

Purchase of the General Partner by the Topper Group

On November 19, 2019, subsidiaries of DMP purchased from subsidiaries of Circle K: 1) 100% of the membership interests in the sole member of the General Partner; 2) 100% of the IDRs issued by the Partnership; and 3) an aggregate of 7,486,131 common units of the Partnership.

Through its control of DMP, the Topper Group controls the sole member of our General Partner and has the ability to appoint all of the members of the Board and to control and manage the operations and activities of the Partnership. As of February, 19, 2021, the Topper Group also has beneficial ownership of a 48.9% limited partner interest in the Partnership.

Description of Business

Our business consists of:

•	the wholesale distribution of motor fuels;
•	the owning or leasing of retail sites used in the retail distribution of motor fuels and, in turn, generating rental income from the lease or sublease of the retail sites;
•	the retail sale of motor fuels to end customers at retail sites operated by commission agents or, since April 14, 2020, ourselves; and
•

since April 14, 2020, the operation of retail sites, including the sale of convenience merchandise to end customers. We had no company operated sites from September 30, 2019 through April 14, 2020. See Notes 3, 5 and 24 for additional information.

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
•

LGWS, which owns and leases (or leases and sub-leases) real estate and personal property used in the retail sale of motor fuels, as well as provides maintenance and other services to its customers. In addition, LGWS sells motor fuel on a retail basis at sites operated by commission agents. Since our acquisition of retail and wholesale assets that closed on April 14, 2020, LGWS also sells motor fuels on a retail basis and sells convenience merchandise items to end customers at company operated retail sites. Income from LGWS generally is not qualifying income under Section 7704(d) of the Internal Revenue Code. See Note 5 for information related to our acquisition of retail and wholesale assets that closed on April 14, 2020.

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

Receivables and Financial Instrument Credit Losses

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

The primary financial instrument within the scope of this guidance is our accounts receivable, which mainly result from the sale of motor fuels to customers. Our accounts receivable is generally considered as having a similar risk profile. Credit is extended to a customer, generally a dealer or a commission agent, based on an evaluation of the customer’s financial condition prior to entering into fuel supply and/or lease agreements. In certain circumstances, collateral may be required from the customer and fuel and lease agreements are generally cross-collateralized when applicable. Receivables are recorded at face value, without interest or discount.

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

Retail site merchandise inventory is valued at the lower of average cost or net realizable value using the first-in, first-out method, written down, as necessary, for potentially obsolete or slow-moving inventory.

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

Intangible Assets

Intangible assets are recorded at fair value in the case of a business combination or at a value that generally approximates fair value in the case of an asset acquisition. Intangible assets associated with wholesale fuel supply contracts and wholesale fuel distribution rights are amortized over 10 years. Trademarks and licenses are amortized over periods from five to 15 years. Covenants not to compete are amortized over the shorter of the contract term or five years. Intangible assets associated with above and below market leases in which we are the lessor are amortized over the applicable lease term. Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment if we believe that changes or triggering events have occurred that could have caused the carrying value of the intangible assets to exceed its fair value. Intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if events and circumstances indicate that the intangible assets might be impaired.

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

Segment Reporting

We present our segment reporting in accordance with ASC 280–Segment Reporting and engage in both the wholesale and retail distribution of motor fuels, primarily gasoline and diesel fuel. We present our results to our chief operating decision maker segregated between wholesale and retail activities. As a result, we are deemed to conduct our business in two segments: 1) the wholesale segment and 2) the retail segment. The class of customer and gross margins are sufficiently different between these two businesses to warrant two reportable segments. See Note 24 for additional information.

Revenue Recognition

We have applied ASC 606 since January 1, 2018. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance applies to over 90% of our revenues as the only primary revenue stream outside the scope of this guidance is rental income.

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

In 2020, we closed on tranches of the Asset Exchange Agreement and CST Fuel Supply Exchange with Circle K, both representing largely nonmonetary transactions. We apply provisions of ASC 606, ASC 845 and ASC 860 as applicable to our nonmonetary exchanges based on the individual facts and circumstances of each transaction. For these particular transactions, we estimated the fair value of the assets divested and acquired based on an income approach using discount rates commensurate with the risk inherent in the cash flows, similar to how we estimate fair value in an asset acquisition or business combination as further described below. We record gains and losses as required by the applicable guidance, in these cases representing the excess of the fair value of the assets and cash consideration received less the carrying value of the assets divested. See Notes 3 and 4 to the financial statements for additional information.

See Notes 7 and 24 for additional information on our revenues and related receivables.

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

ASC 842–Leases requires the recognition of lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance was effective for us on January 1, 2019.

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

Since our previous sale-leaseback transactions were accounted for as failed sale-leasebacks, we were required to reassess these leases under the new guidance as part of adopting ASC 842. We concluded that control, including the significant risks and rewards of ownership, transferred to the buyer-lessor at the inception of each sale-leaseback transaction, and as a result these leasing transactions do not represent financing obligations under ASC 842. Therefore, these leases are accounted for as operating leases under the new guidance.

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

Since we did not restate prior periods as part of adopting this guidance, our results for 2019 are not directly comparable to our results for periods before January 1, 2019. Specifically, payments on our failed sale-leaseback obligations were characterized as principal and interest expense in periods prior to January 1, 2019. Beginning on January 1, 2019, these payments are characterized as rent expense and thus reduce gross profit and operating income (primarily from the Wholesale segment) relative to the results reported for periods prior to January 1, 2019.

See Notes 13, 15 and 24 for additional information.

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

See Note 23 for disclosure regarding the elimination of the IDRs, which closed on February 6, 2020.

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

See Note 14 for information related to our interest rate swap contracts.

New Accounting Guidance Pending Adoption

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify GAAP for other areas of ASC 740 by clarifying and amending existing guidance, such as the accounting for a franchise tax (or similar tax) that is partially based on income. This standard was effective January 1, 2021 for the Partnership. The impact of adopting this guidance was not material.

Concentration Risks

For 2019 and 2018, we distributed approximately 8% and 11% of our total wholesale distribution volume to Dunne Manning Stores LLC (DMS), an entity associated with the family of a member of the Board and DMS accounted for approximately 7% and 15% of our rental income, respectively. See Note 5 for information regarding the termination of leases with DMS in connection with the acquisition of retail and wholesale assets.

For 2019 and 2018, we distributed 6% and 7% of our total wholesale distribution volume to Circle K retail sites and received 14% and 20% of our rental income from Circle K, respectively.

For more information regarding transactions with DMS and its affiliates and Circle K, see Note 16.

Approximately 12% of our rent income for 2020 was from one multi-site operator.

In 2020, our wholesale business purchased approximately 29%, 22%, 13% and 10% of its motor fuel from ExxonMobil, BP, Motiva and Marathon, respectively. In 2019, our wholesale business purchased approximately 26%, 22%, 15% and 12% of its motor fuel from ExxonMobil, BP, Circle K and Motiva, respectively. In 2018, our wholesale business purchased approximately 26%, 26%, 13% and 10% of its motor fuel from ExxonMobil, BP, Motiva and Circle K, respectively. No other fuel suppliers accounted for 10% or more of our motor fuel purchases during 2020, 2019 or 2018.

Approximately 16% of our motor fuel gallons sold was delivered by one carrier.

COVID-19 Pandemic

During the first quarter of 2020, an outbreak of a novel strain of coronavirus spread worldwide, including to the U.S., posing public health risks that have reached pandemic proportions.

We experienced a sharp decrease in fuel volume in mid-to-late March. Although fuel volumes recovered during the second half of 2020, they remain below historical levels. For 2020, the negative impact of the volume decrease on fuel gross profit was partially offset by the positive impact from the decline in crude prices, which increased DTW margins.

As a result of the implications of COVID-19, we assessed property and equipment, other long-lived assets and goodwill for impairment and concluded no assets were impaired as of March 31, 2020. No indicators of impairment stemming from the COVID-19 Pandemic have been identified since. See Note 9 for information regarding impairment charges related primarily to classifying sites as assets held for sale.

We cannot predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flows. Sustained decreases in fuel volume or erosion of margin could have a material adverse effect on our results of operations, cash flow, financial position and ultimately our ability to pay distributions.

Note 3. ASSET EXCHANGE TRANSACTION WITH CIRCLE K

On December 17, 2018, as approved by the independent conflicts committee of the Board, we entered into an Asset Exchange Agreement (the “Asset Exchange Agreement”) with Circle K. Pursuant to the Asset Exchange Agreement, the parties agreed to exchange (i) certain assets of CrossAmerica related to 56 convenience and fuel retail stores previously leased and operated by Circle K pursuant to a master lease that CrossAmerica previously purchased jointly with or from CST (the “master lease properties”), and 17 convenience and fuel retail stores previously owned and operated by CrossAmerica located in the U.S. Upper Midwest (collectively, including the master lease properties, the “CAPL Properties”), having an aggregate fair value of approximately $184.5 million, for (ii) certain assets of Circle K related to 192 (162 fee and 30 leased) company-operated convenience and fuel retail stores (the “CK Properties”), having an aggregate fair value of approximately $184.5 million. The existing fuel supply arrangements for the 56 master lease properties remained unchanged.

The assets exchanged by CrossAmerica included (i) its fee simple title to all land and other real property and related improvements owned by CrossAmerica at the CAPL Properties, (ii) all buildings and other improvements located on the CAPL Properties, (iii) all tangible personal property owned by CrossAmerica and primarily used in connection with the operation of the CAPL Properties, including all underground storage tanks located on such properties and owned by CrossAmerica, (iv) CrossAmerica’s rights under certain contracts related to the CAPL Properties, (v) all in-store cash, inventory owned by CrossAmerica and assignable permits owned or held by CrossAmerica at the 17 convenience store sites owned and operated by CrossAmerica, (vi) all real estate records and related registrations and reports relating exclusively to the CAPL Properties, and (vii) all goodwill and other intangible assets associated with the foregoing assets (collectively, the “CAPL Assets”). The assets exchanged by Circle K included (a) its fee simple title to all land and other real property and related improvements owned by Circle K at the CK Properties, (b) all buildings and other improvements located on the CK Properties, (c) all tangible personal property owned by Circle K and primarily used in connection with the operation of the CK Properties, including all underground storage tanks located on such properties and owned by Circle K, (d) Circle K’s rights under the dealer agreements and agent agreements to be entered into and assigned to CrossAmerica relating to each CK Property that will be dealerized as contemplated by the Asset Exchange Agreement, (e) Circle K’s rights under certain contracts related to the CK Properties, (f) all real estate records and related registrations and reports relating exclusively to the CK Properties, and (g) all goodwill and other intangible assets associated with the foregoing assets (collectively, the “CK Assets”). CrossAmerica will also assume certain liabilities associated with the CK Assets, and Circle K assumed certain liabilities associated with the CAPL Assets.

The CK Properties were assigned to CrossAmerica in multiple tranches after Circle K executed a dealer agreement or agent agreement, as applicable, with respect to each CK Property to be included in a tranche and the applicable dealer or agent assumed possession and operating control of such property. As a result, the exchange of assets pursuant to the Asset Exchange Agreement occurred in a series of separate tranche closings as Circle K entered into such dealer agreements or agent agreements. At each separate closing, CK Properties and related CK Assets were exchanged for CAPL Properties and related CAPL Assets of approximately equivalent value.

Each separate closing was subject to the satisfaction or waiver of customary closing conditions. The Asset Exchange Agreement contains customary representations, warranties, agreements and obligations of the parties. CrossAmerica and Circle K have generally agreed to indemnify each other for breaches of the representations, warranties and covenants contained in the Asset Exchange Agreement for a period of 18 months after the date of the final closing (or for certain specified losses, until the expiration of the applicable statute of limitations). Except for such specified losses, the respective indemnification obligations of each of CrossAmerica and Circle K to the other will not apply to the first $1.845 million of losses and the aggregate indemnification obligations will not exceed $39.9 million.

In connection with the execution of the Asset Exchange Agreement, CrossAmerica and Circle K also entered into an Environmental Responsibility Agreement (the “ERA”), which agreement sets forth the parties’ respective liabilities and obligations with respect to environmental matters relating to the CAPL Properties and the CK Properties. Generally, (i) each party retained liability for known contamination at the sites it transferred to the other party and (ii) each party assumed liability for unknown contamination at the sites it received from the other party, except that the ERA does not affect any liability that Circle K currently has under the existing master lease of the master lease properties.

First Asset Exchange

In the first asset exchange, which closed on May 21, 2019, Circle K transferred to the Partnership 60 (52 fee; 8 leased) U.S. company operated convenience and fuel retail stores (“CK Properties”) having an aggregate fair value of approximately $58.1 million, and the Partnership transferred to Circle K all 17 of the Upper Midwest properties and the real property for eight of the master lease properties (“CAPL Properties”) having an aggregate fair value of approximately $58.3 million.

Second Asset Exchange

In the second asset exchange, which closed on September 5, 2019, Circle K transferred to the Partnership 56 (51 fee; 5 leased) CK Properties having an aggregate fair value of approximately $50.2 million, and the Partnership transferred to Circle K the real property for 19 CAPL Properties having an aggregate fair value of approximately $51.4 million.

Third Asset Exchange

In the third asset exchange, which closed on February 25, 2020, Circle K transferred to the Partnership ten (all fee) CK Properties having an aggregate fair value of approximately $11.0 million, and the Partnership transferred to Circle K the real property for five CAPL Properties having an aggregate fair value of approximately $10.3 million.

Fourth Asset Exchange

In the fourth asset exchange, which closed April 7, 2020. Circle K transferred to the Partnership 13 (11 fee: 2 leased) CK Properties having an aggregate fair value of approximately $13.1 million, and the Partnership transferred to Circle K the real property for seven CAPL Properties having an aggregate fair value of approximately $12.8 million.

Fifth Asset Exchange

In the fifth asset exchange, which closed May 5, 2020, Circle K transferred to the Partnership 29 (22 fee; 7 leased) CK Properties having an aggregate fair value of approximately $31.5 million, and the Partnership transferred to Circle K the real property for 13 CAPL Properties having an aggregate fair value of approximately $31.7 million.

Sixth and Final Asset Exchange

In the sixth and final asset exchange, which closed September 15, 2020, Circle K transferred to the Partnership 23 (17 fee; 6 leased) CK Properties having an aggregate fair value of approximately $20.4 million, and the Partnership transferred to Circle K the real property for four CAPL Properties having an aggregate fair value of approximately $20.0 million. Because the sixth asset exchange represents the final closing contemplated by the Asset Exchange Agreement, Circle K also transferred a $6.7 million cash payment to the Partnership in connection with the closing, in accordance with the terms of the Asset Exchange Agreement, which included the $0.4 million cumulative deficit in the fair value of the CK Properties we acquired compared with the fair value of the CAPL Properties we divested.

We accounted for the first two tranches of the asset exchanged (that closed in 2019) as transactions between entities under common control as our General Partner was owned by Circle K at the time of the closing of those transactions. As such, the sites divested were recorded as a charge against equity. The sites acquired were recorded at carryover book basis from Circle K’s balance sheet as a contribution to equity.

Since our General Partner was acquired by the Topper Group in November 2019, the Partnership and Circle K were not entities under common control at the time of closing on the third, fourth, fifth and sixth asset exchanges. In connection with these asset exchanges, we recognized gains on the sales of the CAPL Properties, including the proceeds mentioned above, totaling $19.3 million in 2020, representing the fair value of assets and cash consideration received less the carrying value of assets transferred to Circle K. Additionally, we recorded the following to reflect the acquisition of the CK Properties in these asset exchanges (in thousands):

Property and equipment, net	$53,242
Right-of-use assets, net	5,266
Intangible assets, net	25,508
Total assets	$84,016

Current portion of operating lease obligations	$1,194
Operating lease obligations, less current portion	4,072
Other long-term liabilities	675
Asset retirement obligations	2,815
Total liabilities	$8,756
Net assets acquired	$75,260

Note 4. CST FUEL SUPPLY EXCHANGE AGREEMENT

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

The fair value of our investment in CST Fuel Supply that was divested and the Assets acquired was $69.0 million based on an income approach using a discount rate commensurate with the risk inherent in the cash flows. We accounted for the divestiture of our investment in CST Fuel Supply under ASC 860, “Transfers and Servicing.” We recorded a gain on the divestiture of our investment in CST Fuel Supply of $67.6 million in the first quarter of 2020, representing the fair value of assets received less the carrying value of the investment exchanged. Subsequent to closing on the CST Fuel Supply Exchange, we no longer have any involvement with CST Fuel Supply. Additionally, we recorded the following to reflect the acquisition of the Assets (in thousands):

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

Note 5. RETAIL AND WHOLESALE ACQUISITION

On April 14, 2020, we closed on an asset purchase agreement (“Asset Purchase Agreement”) with the sellers (“Sellers”) signatories thereto, including certain entities affiliated with the Topper Group that are under common control with the Partnership. Pursuant to the Asset Purchase Agreement, we expanded the retail operations of the Partnership by 169 sites (154 company operated sites and 15 commission sites) through a combination of (1) entering into new leasing arrangements with related parties as the lessee for 62 sites and (2) terminating contracts where we were previously the lessor and fuel supplier under dealer arrangements for 107 sites which, as a result of the Asset Purchase Agreement, are now company operated sites. As a result of the Asset Purchase Agreement, we have expanded our wholesale fuel distribution by 110 sites, including 53 third-party wholesale dealer contracts, and supply of the 62 newly leased sites.

The Asset Purchase Agreement provided for an aggregate consideration of $36 million, exclusive of inventory and in-store cash, with approximately $21 million paid in cash and 842,891 newly-issued common units valued at $15 million and calculated based on the volume weighted average trading price of $17.80 per common unit for the 20-day period ended on January 8, 2020, five business days prior to the announcement of the transaction. The 842,891 common units were issued to entities controlled by Joseph V. Topper, Jr. The cash portion of the purchase price was financed with borrowings under our credit facility.

In connection with the closing of the transactions contemplated under the Asset Purchase Agreement, we assumed certain contracts with third parties and affiliates necessary for the continued operation of the sites, including agreements with dealers and franchise agreements. Further, we have entered into customary triple-net ten-year master leases as lessee with certain affiliates of the Topper Group, with an aggregate annual rent of $8.1 million payable by the Partnership. See Note 15 for additional information on our operating leases as lessee.

In connection with the consummation of the transactions contemplated by the Asset Purchase Agreement, our contracts with certain Sellers, including DMS, were terminated and such entities are no longer customers or lessees of the Partnership. As a result, $8.0 million of the purchase price was accounted for as a loss on lease terminations during 2020. In addition, we wrote off $3.1 million in deferred rent income related to these same leases, also recorded as a loss on lease terminations during 2020.

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

Certain of the Sellers are under common control with the Partnership and thus assets acquired from such entities were recorded at carryover basis with an adjustment to equity pursuant to ASC 805-50. We recorded the following to reflect the acquisition (in thousands, except unit price):
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

Note 6. ASSETS HELD FOR SALE

We have classified 25 and 24 sites as held for sale at December 31, 2020 and 2019, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	December 31,
	2020	2019
Land	$7,889	$10,082
Buildings and site improvements	2,784	5,178
Equipment	1,152	1,383
Total	11,825	16,643
Less accumulated depreciation	(1,927)	(3,412)
Assets held for sale	$9,898	$13,231

The Partnership has reprioritized divesting lower performing assets, which has resulted in an increase in the number of sites classified as held-for-sale at December 31, 2020. See Note 9 for information regarding impairment charges recorded upon such classification.

During 2020, we sold 33 properties for $21.2 million in proceeds, resulting in a net gain of $6.4 million. During 2019, we sold eight properties for $3.9 million in proceeds, resulting in a net gain of $1.4 million. During 2018, we sold 11 properties for $4.9 million, resulting in a net insignificant gain.

Note 7. RECEIVABLES

Changes in the allowance for doubtful accounts consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$557	$607	$277
Increase in allowance charged to expense	1,210	362	611
Accounts charged against the allowance, net of recoveries	(1,338)	(412)	(281)
Balance at end of year	$429	$557	$607

Notes receivable from lessee dealers totaled $1.3 million and $2.1 million at December 31, 2020 and 2019, respectively, and are included in other current assets and other noncurrent assets on the consolidated balance sheets.
Note 8. INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2020	2019
Retail site merchandise	$11,969	$—
Motor fuel	11,284	6,230
Inventories	$23,253	$6,230

See Notes 4 and 5 for information regarding the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets, in which we acquired motor fuel and retail site merchandise inventories.

Note 9. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Land	$241,585	$257,131
Buildings and site improvements	284,593	296,411
Leasehold improvements	10,684	9,350
Equipment	236,420	194,997
Construction in progress	15,919	4,638
Property and equipment, at cost	789,201	762,527
Accumulated depreciation and amortization	(218,345)	(196,611)
Property and equipment, net	$570,856	$565,916

See Notes 3, 4 and 5 for additional information on the closings of the additional tranches of the asset exchange, the CST Fuel Supply Exchange and the acquisition of the retail and wholesale assets, respectively, in which we acquired and/or divested property and equipment.

Approximately $481.9 million of property and equipment, net was used for leasing purposes at December 31, 2020.

As discussed in Note 13, we lease sites under a lease with Getty Realty Corporation, for which the building and equipment components are classified as a finance lease. The right-of-use asset associated with this finance lease is included in the table above and totaled $11.7 million and $14.0 million at December 31, 2020 and 2019, respectively, net of accumulated amortization. Amortization of this right-of-use asset is included in depreciation, amortization and accretion expense on the statements of income and amounted to $2.2 million and $2.3 million in 2020 and 2019, respectively.

Depreciation expense, including amortization of assets recorded under finance lease obligations, was approximately $51.3 million, $42.8 million and $49.3 million for 2020, 2019 and 2018, respectively. Included in these amounts are impairment charges primarily related to sites classified within assets held for sale totaling $9.1 million, $4.5 million and $8.1 million during 2020, 2019 and 2018, respectively.

Note 10. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	December 31, 2020			December 31, 2019
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$187,643	$(95,694)	$91,949	$124,479	$(79,791)	$44,688
Trademarks/licenses	1,898	(1,115)	783	1,078	(1,072)	6
Covenant not to compete	4,552	(4,372)	180	4,552	(4,250)	302
Total intangible assets	$194,093	$(101,181)	$92,912	$130,109	$(85,113)	$44,996

See Note 3, 4 and 5 for information related to the closing of additional tranches of the asset exchange, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets, respectively, in which we acquired intangible assets.

Amortization expense was $16.1 million, $10.9 million and $15.4 million (including amortization of above and below market lease intangible assets, which is classified as rent expense and $2.0 million of impairment primarily related to FTC-required divestitures) for 2020, 2019 and 2018, respectively. Aggregate amortization expense is expected to be $18.0 million, $17.3 million, $13.3 million, $10.6 million and $8.6 million for 2021, 2022, 2023, 2024 and 2025, respectively.

Note 11. GOODWILL

Changes in goodwill during 2020 and 2019 consisted of the following (in thousands):

	Wholesale Segment	Retail Segment	Consolidated
Balance at December 31, 2018	$69,687	$19,077	$88,764
Reassignment	4,451	(4,451)	—
Balance at December 31, 2019 and 2020	$74,138	$14,626	$88,764

As a result of converting our remaining company-operated sites to dealer-operated sites in the third quarter of 2019 and the resulting reduction in future cash flows in the Retail segment and the expected increase in future cash flows that will be received by the Wholesale segment subsequent to the date of conversion, $4.5 million of the goodwill originally assigned to the Retail segment was reassigned to the Wholesale segment. See Note 24 for additional information on the conversion of our company operated sites to dealer operated sites.

Note 12. ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Taxes other than income	$9,117	$7,881
Capital expenditures and maintenance expenses	5,598	1,358
Current portion of environmental liabilities	1,710	1,520
Current portion of interest rate swap contracts (a)	1,028	—
Professional fees	916	880
Interest	537	992
Other	4,361	3,751
Total accrued expenses and other current liabilities	$23,267	$16,382

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Security deposits	$17,417	$12,812
Deferred fuel supplier rebates	9,328	9,266
Environmental liabilities	2,204	1,870
Interest rate swap contracts, less current portion (a)	1,427	—
Accounts payable to Circle K (b)	—	4,616
Other	2,199	1,676
Total other long-term liabilities	$32,575	$30,240
(a)	See Note 14 for information regarding the interest rate swap contracts entered into in 2020.
(b)	See Note 16 for information regarding the noncurrent portion of our accounts payable with Circle K.

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

A rollforward of our asset retirement obligation is below (in thousands):

	December 31,
	2020	2019
Balance at beginning of year	$35,777	$32,867
Recognition of asset retirement obligations	5,997	3,505
Changes in estimated cash flows or settlement dates	(1,086)	(1,789)
Accretion	1,394	1,317
Obligations settled	(315)	(123)
Balance at end of year	41,767	35,777
Current portion, included within accrued expenses and other current liabilities	317	188
Long-term portion	$41,450	$35,589

Note 13. DEBT

Our balances for long-term debt and finance lease obligations are as follows (in thousands):

	December 31,
	2020	2019
Revolving credit facility	$513,180	$519,000
Finance lease obligations	20,007	22,630
Total debt and finance lease obligations	533,187	541,630
Current portion	2,631	2,471
Noncurrent portion	530,556	539,159
Deferred financing costs, net	3,257	4,300
Noncurrent portion, net of deferred financing costs	$527,299	$534,859

As of December 31, 2020, future principal payments on debt and future minimum rental payments on finance lease obligations were as follows (in thousands):

	Debt	Finance Lease Obligations	Total
2021	$—	$3,245	$3,245
2022	—	3,345	3,345
2023	—	3,446	3,446
2024	513,180	3,548	516,728
2025	—	3,652	3,652
Thereafter	—	5,019	5,019
Total future payments	513,180	22,255	535,435
Less interest component	—	2,248	2,248
	513,180	20,007	533,187
Current portion	—	2,631	2,631
Long-term portion	$513,180	$17,376	$530,556

Our borrowings under the revolving credit facility had a weighted-average interest rate of 1.93% as of December 31, 2020 (LIBOR plus an applicable margin, which was 1.75% as of December 31, 2020). See Note 14 for information related to entering into interest rate swap contracts.

Letters of credit outstanding at December 31, 2020 and 2019 totaled $4.0 million and $5.4 million, respectively. The amount of availability under the credit facility at December 31, 2020, after taking into consideration debt covenant restrictions, was $188.1 million.

The credit facility is a $750 million senior secured revolving credit facility, maturing in April 2024. The facility can be increased from time to time upon our written request, subject to certain conditions, up to an additional $300 million. The aggregate amount of the outstanding loans and letters of credit under the credit facility cannot exceed the combined revolving commitments then in effect. All obligations under the credit facility are secured by substantially all of the Partnership’s assets.

Borrowings under the credit facility bear interest, at the Partnership’s option, at (1) a rate equal to LIBOR for interest periods of one, two, three or six months (or, if consented to by all lenders, for such other period that is twelve months or a period shorter than one month), plus a margin ranging from 1.50% to 2.50% per annum depending on our consolidated leverage ratio (as defined in the credit facility) or (2) (a) a base rate equal to the greatest of, (i) the federal funds rate, plus 0.5% per annum, (ii) LIBOR for one month interest periods, plus 1.00% per annum or (iii) the rate of interest established by the agent, from time to time, as its prime rate, plus (b) a margin ranging from 0.50% to 1.50% per annum depending on our consolidated leverage ratio. In addition, we incur a commitment fee based on the unused portion of the credit facility at a rate ranging from 0.25% to 0.45% per annum depending on our consolidated leverage ratio.

We also have the right to borrow swingline loans under the credit facility in an amount up to $35.0 million. Swingline loans will bear interest at the base rate plus the applicable base rate margin.

Standby letters of credit are permissible under the credit facility up to an aggregate amount of $65.0 million. Standby letters of credit are subject to a 0.125% fronting fee and other customary administrative charges. Standby letters of credit will accrue a fee at a rate based on the applicable margin of LIBOR loans.

The credit facility contains certain financial covenants. We are required to maintain a consolidated leverage ratio for the most recently completed four fiscal quarters of 4.75 to 1.00. Such threshold is increased to 5.50 to 1.00 for the quarter during a specified acquisition period (as defined in the credit facility). Upon the occurrence of a qualified note offering (as defined in the credit facility), the consolidated leverage ratio when not in a specified acquisition period is increased to 5.25 to 1.00, while the specified acquisition period threshold remains 5.50 to 1.00. Upon the occurrence of a qualified note offering, we are also required to maintain a consolidated senior secured leverage ratio (as defined in the credit facility) for the most recently completed four fiscal quarter period of not greater than 3.75 to 1.00. Such threshold is increased to 4.00 to 1.00 for the quarter during a specified acquisition period. We are also required to maintain a consolidated interest coverage ratio (as defined in the credit facility) of at least 2.50 to 1.00. As of December 31, 2020, we were in compliance with these financial covenants.

The credit facility prohibits us from making cash distributions to our unitholders if any event of default occurs or would result from the distribution.

Finance Lease Obligations

In May 2012, the Predecessor Entity entered into a 15-year master lease agreement with renewal options of up to an additional 20 years with Getty Realty Corporation. Since then, the agreement has been amended from time to time to add or remove retail sites. As of December 31, 2020, we lease 113 sites under this lease with a weighted-average remaining lease term of 6.3 years. We pay fixed rent, which increases 1.5% per year. In addition, the lease requires variable lease payments based on gallons of motor fuel sold.

Because the fair value of the land at lease inception was estimated to represent more than 25% of the total fair value of the real property subject to the lease, the land element of the lease was analyzed for operating or capital treatment separately from the rest of the property subject to the lease. The land element of the lease was classified as an operating lease and all of the other property was classified as a capital lease. This assessment was not required to be reassessed upon adoption of ASC 842. As such, future minimum rental payments are included in both the finance lease obligations table above as well as the operating lease table in Note 15.

The weighted-average discount rate for this finance lease obligation at December 31, 2020 was 3.5%. Interest on this finance lease obligation amounted to $0.7 million and $0.8 million for 2020 and 2019, respectively.

Note 14. INTEREST RATE SWAP CONTRACTS

The interest payments on our credit facility vary based on monthly changes in the one-month LIBOR and changes, if any, in the applicable margin, which is based on our leverage ratio as further discussed in Note 13. To hedge against interest rate volatility on our variable rate borrowings under the credit facility, on March 26, 2020, we entered into an interest rate swap contract. The interest rate swap contract has a notional amount of $150 million, a fixed rate of 0.495% and matures on April 1, 2024. On April 15, 2020, we entered into two additional interest rate swap contracts, each with notional amounts of $75 million, a fixed rate of 0.38% and that mature on April 1, 2024. All of these interest rate swap contracts have been designated as cash flow hedges and are expected to be highly effective.

The fair value of these interest rate swap contracts, which is included in accrued expenses and other current liabilities and other long-term liabilities, totaled $2.5 million at December 31, 2020. See Note 19 for additional information on the fair value of the interest rate swap contracts.

We report the unrealized gains and losses on our interest rate swap contracts designated as highly effective cash flow hedges as a component of other comprehensive income and reclassify such gains and losses into earnings in the same period during which the hedged interest expense is recorded. Realized gains and losses from settlements of the interest rate swap contracts netted to a $0.4 million charge for 2020.

We currently estimate that a loss of $1.0 million will be reclassified from accumulated other comprehensive loss into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates

Note 15. OPERATING LEASES

Operating Leases of Retail Sites as Lessee

We lease 465 retail sites from third parties under certain non-cancelable operating leases that expire from time to time through 2033. The weighted-average remaining lease term was 5.6 years as of December 31, 2020.

Lease expense as measured under ASC 842 was classified in the statement of income as follows (in thousands):

	For the Year Ended December 31,
	2020	2019
Cost of sales	$25,214	$27,493
Operating expenses	9,067	379
General and administrative expenses	1,081	685
Total	$35,362	$28,557

Variable lease payments included in the above table are based on inflation, revenues or volumes and totaled $2.3 million and $1.8 million for 2020 and 2019, respectively. Short-term lease payments included in the table above that are excluded from the lease liability amounted to $0.8 million and $0.6 million for 2020 and 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities under operating leases totaled $33.1 million and $25.8 million for 2020 and 2019, respectively.

Lease expense as measured under ASC 840 was $21.5 million for 2018. Contingent rent expense, based on gallons sold, as measured under ASC 840 was $1.9 million for 2018.

As of December 31, 2020, future minimum rental payments under operating leases, excluding variable lease payments or short-term payments, were as follows (in thousands). The weighted-average discount rate as of December 31, 2020 was 6.7%.

2021	$33,118
2022	31,350
2023	29,141
2024	26,224
2025	23,961
Thereafter	81,043
Total future payments	224,837
Less impact of discounting	51,499
173,338
Current portion	31,958
Long-term portion	$141,380

Most lease agreements include provisions for renewals. We generally do not include renewal options in our lease term for purposes of measuring our lease liabilities and right-of-use assets unless the sublease to our customer extends beyond the term of the head lease.

See Note 5 for information regarding the acquisition of leasehold interests in connection with the acquisition of retail and wholesale assets.

Of our leased sites, we operate 108 of them as company operated sites. Substantially all the remaining leased sites are subleased to lessee dealers or commission agents under leases with terms generally ranging from one to ten years and which may include renewal options. Sublease rental income amounted to $34.8 million, $38.2 million and $37.1 million for 2020, 2019 and 2018, respectively.

Operating Leases of Retail Sites as Lessor

Motor fuel stations are leased to tenants under operating leases with various expiration dates ranging through 2032. Most lease agreements include provisions for renewals. We generally do not include renewal options in our lease term. Future minimum rental payments under non-cancelable operating leases with third parties as of December 31, 2020 were as follows (in thousands):

2021	$48,667
2022	39,367
2023	27,646
2024	22,288
2025	17,505
Thereafter	38,902
Total future minimum lease payments	$194,375

The future minimum rental payments presented above do not include contingent rent based on future inflation, future revenues or volumes of the lessee, or non-lease components for amounts that may be received as tenant reimbursements for certain operating costs.

Deferred rent income from straight-line rent relates to the cumulative amount by which straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement and totaled $5.3 million and $7.1 million at December 31, 2020 and 2019, respectively. See Note 5 for information regarding the write-off of deferred rent income as a result of terminating leases in connection with the acquisition of retail and wholesale assets.

Note 16. RELATED PARTY TRANSACTIONS

Transactions with Affiliates of Members of the Board

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from motor fuel sales and rental income from DMS were as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Revenues from motor fuel sales to DMS	$27,127	$142,236	$241,151
Rental income from DMS	1,395	6,326	12,569

As a result of the acquisition of retail and wholesale assets, as of April 14, 2020, we no longer have any revenue or rental income from DMS. See Note 5 for additional information.

Accounts receivable from DMS totaled $4.1 million at December 31, 2019.

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

During 2019, DMS gave notice to sever 12 sites effective in January 2020 from the master lease and master fuel supply agreements, resulting in the write-off of deferred rent income of $0.6 million, classified within the loss on dispositions and lease terminations, net line item of the statement of income.

During 2018, in connection with the transition of 43 sites in Florida from DMS to a third-party multi-site operator of retail motor fuel stations, we paid a $3.8 million contract termination payment to DMS. This payment was approved by the independent conflicts committee of our Board. Additionally, we recorded a $2.4 million charge primarily to write off deferred rent income related to our recapture of these sites from the master lease agreement with DMS. These charges are included in loss on dispositions and lease terminations, net in the statements of income.

Revenues from TopStar, an entity affiliated with Joseph V. Topper, Jr., were $21.0 million. $0.3 million and $0.3 million for 2020, 2019 and 2018, respectively. Accounts receivable from TopStar were $0.7 million at December 31, 2020. As discussed in Note 5, effective April 14, 2020, we acquired wholesale fuel supply rights, including this supply contract, as part of the acquisition of retail and wholesale assets. Prior to April 14, 2020, we only leased motor fuel stations to TopStar.

CrossAmerica leases real estate from the Topper Group. Rent expense paid under these lease agreements, including rent paid under the leases entered into in connection with the acquisition of retail and wholesale assets as further discussed in Note 5, was $6.6 million, $1.1 million and $1.0 million for 2020, 2019 and 2018, respectively.

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

We incurred expenses under the Topper Group Omnibus Agreement, including costs for store level personnel at our company operated sites since our April 2020 acquisition of retail and wholesale assets, totaling $38.4 million for 2020. Such expenses are included in operating expenses and general and administrative expenses in the statements of income. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Topper Group Omnibus Agreement totaled $3.7 million at December 31, 2020.

IDR and Common Unit Distribution

We distributed $37.1 million, $16.0 million and $16.6 million to the Topper Group related to its ownership of our common units during 2020, 2019 and 2018, respectively. We distributed $0.1 million to the Topper Group related to its ownership of our IDRs during 2020. See Note 23 for information regarding the elimination of the IDRs.

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are performed by an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.6 million, $1.0 million and $1.8 million for 2020, 2019 and 2018, respectively. Accounts payable to this related party amounted to $0.1 million and $0.1 million at December 31, 2020 and 2019, respectively.

Environmental Compliance and Inventory Management Costs

We use certain environmental monitoring and inventory management equipment and services provided by an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.2 million for 2020.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board in connection with the April 2020 acquisition of retail and wholesale assets. Merchandise costs amounted to $14.4 million for 2020. Amounts payable to this related party amounted to $1.5 million at December 31, 2020.

Vehicle Lease

In connection with the services rendered under the Topper Group Omnibus Agreement, we lease certain vehicles from an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. Lease expense was $0.1 million for 2020.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We sublease office space from the Topper Group that the Topper Group leases from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $1.1 million, $0.7 million and $0.7 million for 2020, 2019 and 2018, respectively.

Public Relations and Website Consulting Services

We have engaged a company affiliated with a member of the Board for public relations and website consulting services. The cost of these services amounted to $0.1 million for 2020, 2019 and 2018.

Transactions with Circle K

As a result of the GP Purchase, Circle K is no longer a related party and we are independent of Circle K from November 19, 2019 forward. However, for comparability purposes, we have disclosed balance sheet disclosures as of December 31, 2020 and December 31, 2019 and income statement amounts for transactions with Circle K for the full years of 2020, 2019 and 2018.

Fuel Sales and Rental Income

As of December 31, 2020, we sell wholesale motor fuel under a master fuel distribution agreement to 45 Circle K retail sites and lease real property on 11 retail sites to Circle K under a master lease agreement each having initial 10-year terms. The fuel distribution agreement provides us with a fixed wholesale mark-up per gallon. The master lease agreement is a triple net lease. As a result of the asset exchanges with Circle K (see Note 3 for additional information), we have sold most of the sites previously leased to Circle K, resulting in the reduction of rental income over the periods in the table below.

Revenues from wholesale fuel sales and real property rental income from Circle K were as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Revenues from motor fuel sales to Circle K	$97,040	$153,055	$162,974
Rental income from Circle K	5,641	13,898	16,791

Accounts receivable from Circle K for fuel amounted to $2.1 million and $3.1 million at December 31, 2020 and 2019, respectively.

CST Fuel Supply Equity Interests

CST Fuel Supply provides wholesale motor fuel distribution to the majority of CST’s legacy U.S. retail sites at cost plus a fixed markup per gallon. From July 1, 2015 through the closing of the CST Fuel Supply Exchange, we owned a 17.5% total interest in CST Fuel Supply. We accounted for the income derived from our equity interest of CST Fuel Supply as “Income from CST Fuel Supply equity interests” on our statements of income, which amounted to $3.2 million, $14.8 million and $14.9 million for 2020, 2019 and 2018, respectively. See Note 4 for information regarding the CST Fuel Supply Exchange.

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

	Period from January 1 through March 25,	For the Year Ended December 31,
	2020	2019	2018
Gross profit	$17,820	$87,010	$85,998
Net income	17,476	85,310	84,305

Purchase of Fuel from Circle K

We purchased $40.1 million, $263.5 million and $191.0 million of motor fuel from Circle K in 2020, 2019 and 2018, respectively.

Effective February 1, 2018, Couche-Tard began renegotiating fuel carrier agreements, including our wholesale transportation agreements, with third-party carriers. The independent conflicts committee of our Board approved an amendment to the Circle K Omnibus Agreement effective February 1, 2018 providing for the payment by us to an affiliate of Couche-Tard of a commission based on the volume purchased by us on the renegotiated wholesale transportation contracts. This commission is to compensate such affiliate of Couche-Tard for its services in connection with the renegotiations of our fuel carrier agreements with third-party carriers, which resulted in overall reductions in transportation costs to us. In January 2020, this service was no longer provided by Circle K and the Topper Group has provided this service since (under the Topper Group Omnibus Agreement as further described below). This commission was insignificant, $0.9 million and $0.5 million for 2020, 2019 and 2018, respectively.

Amounts payable to Circle K related to these fuel purchases and freight commissions totaled $13.9 million at December 31, 2019.

Transitional Omnibus Agreement, Circle K Omnibus Agreement and Management Fees

Upon the closing of the GP Purchase, the Partnership entered into a Transitional Omnibus Agreement, dated as of November 19, 2019 (the “Transitional Omnibus Agreement”), among the Partnership, the General Partner and Circle K. Pursuant to the Transitional Omnibus Agreement, Circle K agreed, among other things, to continue to provide, or cause to be provided, to the Partnership certain management, administrative and operating services, as provided under the Circle K Omnibus Agreement through June 30, 2020 with respect to certain services, unless earlier terminated.

We incurred expense under the Transitional Omnibus Agreement and Circle K Omnibus Agreement, including non-cash stock-based compensation expense, totaling $11.6 million and $11.8 million for 2019 and 2018, respectively. In addition, the Partnership recognized charges for severance, benefit and retention costs allocated by Circle K of $0.1 million and $0.8 million for 2019 and 2018, respectively. Such costs are included in general and administrative expenses in the statements of income.

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

Amounts payable to Circle K related to expenses incurred by Circle K on our behalf in accordance with the Transitional Omnibus Agreement totaled $4.6 million and $11.5 million at December 31, 2020 and 2019, respectively. The liability balance at December 31, 2020 includes omnibus charges that will be paid in quarterly payments through December 31, 2021.

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

Common Units Issued to Circle K as Consideration for Amounts due Under the Circle K Omnibus Agreement

As approved by the independent conflicts committee of the Board, the Partnership and Circle K mutually agreed to settle, from time to time, some or all of the amounts due under the terms of the Circle K Omnibus Agreement in newly issued common units representing limited partner interests in the Partnership. We issued 292,118 common units to Circle K during 2018 as consideration for amounts due under the terms of the Circle K Omnibus Agreement.

IDR and Common Unit Distributions

We distributed $0.5 million and $1.6 million to Circle K related to its ownership of our IDRs and $15.7 million and $16.2 million related to its ownership of our common units during 2019 and 2018, respectively.

Other Transactions with Circle K

As part of Circle K’s acquisition of Holiday, the FTC issued a decree in which nine Upper Midwest sites were required to be divested to FTC approved third-party buyers. Since this was a forced divestiture of assets for us, Circle K compensated us with an amount representing the difference between the value of the nine Upper Midwest sites and the proceeds of the sale to FTC approved third-party buyers, which amounted to $6.3 million. Circle K’s payment to us was received during 2018. This payment was accounted for as a transaction between entities under common control and thus recorded as a contribution to partners’ capital, net of income taxes.

Note 17. ENVIRONMENTAL MATTERS

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

The table below presents a rollforward of our environmental liability (in thousands):

	2020	2019
Balance at beginning of year	$3,390	$3,614
Provision for new environmental losses	210	292
Changes in estimates for previously incurred losses	1,403	354
Payments	(1,089)	(870)
Balance at end of year	3,914	3,390
Current portion, included within accrued expenses and other current liabilities	1,710	1,520
Long-term portion, included within other long-term liabilities	$2,204	$1,870

At December 31, 2020, we were indemnified by third-party escrow funds, state funds or insurance totaling $3.1 million, which are recorded as indemnification assets and included within other noncurrent assets on the balance sheet. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

Note 18. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. The following provides total annual future minimum volume purchase requirements (in thousands of gallons):

2021	580,096
2022	575,686
2023	430,302
2024	322,177
2025	274,469
Thereafter	1,173,385
Total	3,356,115

In the event we fail to purchase the required minimum volume for a given contract year, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. We did not incur any significant penalties in 2020, 2019 or 2018.

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

As part of Circle K’s acquisition of Holiday Stationstores, LLC, the FTC issued a decree in which nine sites were required to be divested. These sites were divested in September 2018, after the June 15, 2018 deadline specified in the FTC orders. On July 6, 2020, the FTC agreed to settle the matter in exchange for, among other things, the respondents’ agreement to pay a $3.5 million civil penalty. Circle K indemnified us for any such penalties and associated legal costs, and Circle K paid this penalty to the FTC during 2020.

Note 19. FAIR VALUE MEASUREMENTS

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

As further discussed in Note 14, we entered into interest rate swap contracts during 2020. We used an income approach to measure the fair value of these contracts, utilizing a forward LIBOR yield curve for the same period as the future interest rate swap settlements. These fair value measurements are classified as Level 2.

As further discussed in Note 21, we have accrued for unvested phantom units as a liability and adjust that liability on a recurring basis based on the market price of our common units each balance sheet date. Such fair value measurements are deemed Level 1 measurements.

Financial Instruments

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of December 31, 2020 and 2019 due to the short-term maturity of these instruments. The fair value of the revolving credit facility approximated its carrying value as of December 31, 2020 and 2019 due to the frequency with which interest rates are reset and the consistency of the market spread.

Note 20. PARTNERS’ CAPITAL

We issued common units (net of units withheld for income taxes) as a result of the vesting of phantom units previously issued primarily to Topper Group and Circle K employees who provide services principally to CrossAmerica totaling 2,041 common units in 2020, 50,328 common units in 2019 and 40,534 common units in 2018. See Note 21 for additional information.

Distributions

Quarterly distribution activity to common unitholders for 2020 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2019	February 3, 2020	February 10, 2020	0.5250	18,111
March 31, 2020	May 5, 2020	May 12, 2020	0.5250	19,881
June 30, 2020	August 4, 2020	August 11, 2020	0.5250	19,887
September 30, 2020	November 3, 2020	November 10, 2020	0.5250	19,912
December 31, 2020	February 2, 2021	February 9, 2021	0.5250	19,912

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Note 21. EQUITY-BASED COMPENSATION

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

The table below summarizes our equity-based award activity:

	Employees		Directors
	Phantom Units	Phantom Performance Units	Phantom Units	Total
Nonvested at December 31, 2018	827	13,607	15,580	30,014
Granted	—	14,712	18,481	33,193
Forfeited	—	(717)	—	(717)
Vested	(827)	(27,602)	(32,020)	(60,449)
Nonvested at December 31, 2019	—	—	2,041	2,041
Granted	48,112	—	12,306	60,418
Vested	—	—	(2,041)	(2,041)
Nonvested at December 31, 2020	48,112	—	12,306	60,418

The GP Purchase constituted a change in control under the Partnership’s 2012 Incentive Award Plan and accelerated vesting of all outstanding equity-based awards under the Plan, converting such awards into the same number of common units of the Partnership.

Phantom Units

In July 2020, the Partnership granted 4,102 phantom units to each of three non-employee directors of the Board as a portion of director compensation. Such awards will vest in July 2021, conditioned upon continuous service as non-employee directors. These awards were accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of our common units.

In November 2020, the Partnership granted 48,112 phantom units to employees of the Topper Group. Of these awards, 50% vest ratably over three years through December 31, 2023 and 50% vest upon the employee’s death, disability or retirement. These awards were accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of our common units.

Performance-Based Awards

In November 2020, the Partnership granted performance-based awards with an initial target value of $0.9 million. The performance-based awards vest on December 31, 2023 based on attainment of the performance goals set forth in the award agreements. The performance-based awards are weighted 65% for the increase of funds flow from operations per unit (as defined in the award agreements) and 35% for leverage (as defined in the award agreements), with a performance period from January 1, 2021 to December 31, 2023 and the reference period for the year ended December 31, 2020. The payout value for both performance conditions will be interpolated on a linear basis ranging from 0% to 200%, which will then be multiplied by the initial target value to determine the value of the units to be issued. The value of the units will then be divided by the 20-day volume-weighted average closing price of our common units as of the close of trading on the day before the conversion date to determine the actual number of units to be issued.

Overall

Since we grant awards to employees of the Topper Group who provide services to us under the Topper Group Omnibus Agreement and non-employee directors of the Board, and since the grants may be settled in cash at the discretion of our Board, unvested phantom units and unvested performance-based awards receive fair value variable accounting treatment. As such, they are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. The balance of the accrual was insignificant at December 31, 2020 and 2019.

We record equity-based compensation as a component of general and administrative expenses in the statements of income. Equity-based compensation expense was $0.1 million for 2020 and $0.9 million for 2019, which includes approximately $0.5 million of expense recognized upon the accelerated vesting of awards concurrent with the GP Purchase. Equity-based compensation expense was insignificant for 2018.

CST Equity-Based Awards

Equity-based compensation expense charged to us under the Circle K Omnibus Agreement amounted to $0.3 million for 2019 and 2018.

Note 22. INCOME TAXES

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

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was passed on March 27, 2020, which establishes a five-year carryback of net operating losses (NOLs) generated in 2018, 2019 and 2020 and temporarily suspends the 80% limitation on the use of NOLs in 2018, 2019 and 2020. The CARES Act also increases the adjusted taxable income limitation from 30% to 50% for business interest deductions under IRC Section 163(j) for 2019 and 2020. As a result of the CARES Act, we expect to carry back $16.9 million in net operating tax losses generated in 2020 to tax years 2015 through 2018, which resulted in the recording of an incremental current benefit of $1.0 million, representing the difference between the tax at the 21% statutory rate in 2020 as compared the 34% statutory rate at the time for 2015 through 2018.

Components of income tax expense related to net income were as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Current
U.S. federal	$(3,973)	$(4,865)	$1,117
U.S. state	461	66	411
Total current	(3,512)	(4,799)	1,528

Deferred
U.S. federal	(491)	4,895	(2,737)
U.S. state	(3,945)	(1,326)	(1,524)
Total deferred	(4,436)	3,569	(4,261)
Income tax benefit	$(7,948)	$(1,230)	$(2,733)

The difference between the actual income tax provision and income taxes computed by applying the U.S. federal statutory rate to earnings (losses) before income taxes is attributable to the following (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Consolidated income from continuing operations before income taxes - all domestic	$99,508	$16,846	$2,513
Income from continuing operations before income taxes of non-taxable entities	(119,457)	(16,902)	(8,881)
Loss from continuing operations before income taxes of corporate entities	(19,949)	(56)	(6,368)
Federal income tax benefit at statutory rate	(4,189)	(11)	(1,337)
Increase (decrease) due to:
Rate difference on NOL carryback (a)	(1,003)	—	—
Nondeductible expenses	1	54	132
Basis difference of acquired assets	—	—	(648)
State income taxes, net of federal income tax benefit (b)	(2,712)	(995)	(880)
Non-taxable refund	(45)	(278)	—
Total income tax benefit	$(7,948)	$(1,230)	$(2,733)
(a)

The CARES Act allows a 5-year carryback of net operating losses generated in 2020, which resulted in the recognition of an incremental benefit at the 34% statutory federal rate in effect for 2015 through 2017 relative to the current statutory federal rate of 21%.

(b)

The state tax benefit was primarily driven by changes in apportionment due to a reduction in gross receipts in certain combined filing states where we were generally in a net deferred tax liability position and an increase in gross receipts in separate company filing states that do not conform to federal bonus depreciation rules where we are generally in a net deferred tax asset position. See Note 24 for information regarding the conversion of company operated sites to dealer operated sites, which resulted in a reduction in gross receipts primarily in combined filing states. See Note 5 for information regarding the acquisition of retail and wholesale assets, which resulted in an increase in gross receipts primarily in separate filing states.

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2020	2019
Deferred income tax assets:
Deferred rent expense	$175	$256
Operating and finance lease obligations	40,274	26,003
Asset retirement obligations	9,847	8,075
Intangible assets	9,994	8,736
Other assets	7,361	2,535
Total deferred income tax assets	67,651	45,605

Deferred income tax liabilities:
Deferred rent income	1,036	1,249
Property and equipment	46,174	44,095
Right-of-use assets	35,463	19,630
Total deferred income tax liabilities	82,673	64,974
Net deferred income tax liabilities	$15,022	$19,369

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

We did not have unrecognized tax benefits at December 31, 2020 or 2019. Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We had no material interest and penalties for 2020, 2019 and 2018.

We file income tax returns with the U.S. federal government as well as the many state jurisdictions in which we operate. The statute remains open for tax years 2017 through 2020; therefore, these years remain subject to examination by federal, state and local jurisdiction authorities.

Note 23. NET INCOME PER LIMITED PARTNER UNIT

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

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Years Ended December 31,
	2020	2019	2018
Numerator:
Distributions paid	$77,791	$72,427	$75,599
Allocation of distributions in excess of net income	29,532	(54,884)	(71,927)
Limited partners’ interest in net income - basic and diluted	$107,323	$17,543	$3,672
Denominator:
Weighted average limited partnership units outstanding - basic	37,369,487	34,454,369	34,345,298
Adjustment for phantom units(a)	—	30,432	—
Weighted average limited partnership units outstanding - diluted	37,369,487	34,484,801	34,345,298
Net income per limited partnership unit - basic and diluted	$2.87	$0.51	$0.11

Distributions paid per common unit	$2.1000	$2.1000	$2.2025
Distributions declared (with respect to each respective period) per common unit	$2.1000	$2.1000	$2.1000

(a)	Excludes 13,364 and 19,075 potentially dilutive securities from the calculation of diluted earnings per common unit because to do so would be antidilutive for 2020 and 2018, respectively.

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

Note 24. SEGMENT REPORTING

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

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Year Ended December 31, 2020
Revenues from fuel sales to external customers	$1,176,943	$541,882	$—	$1,718,825
Intersegment revenues from fuel sales	370,916	—	(370,916)	—
Revenues from food and merchandise sales (a)	—	123,295	—	123,295
Rent income	72,799	10,434	—	83,233
Other revenue (a)	2,344	4,626	—	6,970
Total revenues	$1,623,002	$680,237	$(370,916)	$1,932,323
Income from CST Fuel Supply equity interests	$3,202	$—	$—	$3,202
Operating income (loss) (b)	$123,457	$1,328	$(9,193)	$115,592

Year Ended December 31, 2019
Revenues from fuel sales to external customers	$1,609,547	$397,474	$—	$2,007,021
Intersegment revenues from fuel sales	306,070	—	(306,070)	—
Revenues from food and merchandise sales (a)	—	47,875	—	47,875
Rent income	81,427	8,712	—	90,139
Other revenue (a)	2,887	1,507	—	4,394
Total revenues	$1,999,931	$455,568	$(306,070)	$2,149,429
Income from CST Fuel Supply equity interests	$14,768	$—	$—	$14,768
Operating income (loss) (b)	$113,299	$3,189	$(73,166)	$43,322

Year Ended December 31, 2018
Revenues from fuel sales to external customers	$1,713,227	$546,061	$—	$2,259,288
Intersegment revenues from fuel sales	425,610	—	(425,610)	—
Revenues from food and merchandise sales (a)	—	93,872	—	93,872
Rent income	77,404	8,238	—	85,642
Other revenue (a)	3,384	3,731	—	7,115
Total revenues	$2,219,625	$651,902	$(425,610)	$2,445,917
Income from CST Fuel Supply equity interests	$14,948	$—	$—	$14,948
Operating income (loss) (b)	$117,848	$8,429	$(91,265)	$35,012

(a)

We reclassified revenues related to certain ancillary items such as car wash revenue, lottery commissions and ATM commissions from revenues from food and merchandise sales to other revenue to conform to the current year presentation, which amounted to $1.5 million and $3.7 million for 2019 and 2018, respectively.

(b)

As discussed in Note 2, as a result of the adoption of ASC 842, operating income for 2020 and 2019 is not comparable to operating income for 2018. Most significantly, payments on our previous failed sale-leaseback obligations were characterized as principal and interest expense in periods prior to 2019. Starting in 2019, these payments are characterized as rent expense and thus reduce operating income. These payments for the Wholesale and Retail segments amounted to approximately $6.7 million and $0.5 million for 2018, respectively. Of the total payments, $5.5 million was classified as interest expense in 2018.

Receivables relating to the revenue streams above are as follows (in thousands):

	December 31,
	2020	2019
Receivables from fuel and merchandise sales	$23,800	$33,032
Receivables for rent and other lease-related charges	5,650	9,318
Total accounts receivable	$29,450	$42,350

Performance obligations are satisfied as fuel is delivered to the customer and as merchandise is sold to the consumer. Many of our fuel contracts with our customers include minimum purchase volumes measured on a monthly basis, although such revenue is not material. Receivables from fuel are recognized on a per-gallon rate and are generally collected within 10 days of delivery.

The balance of unamortized costs incurred to obtain certain contracts with customers was $8.3 million and $6.5 million at December 31, 2020 and 2019, respectively. Amortization of such costs is recorded against operating revenues and amounted to $1.2 million, $1.0 million and $0.9 million for 2020, 2019 and 2018, respectively

Receivables from rent and other lease-related charges are generally collected at the beginning of the month.

Conversion of Upper Midwest Company Operated Sites to Lessee Dealer Sites

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

During the third quarter of 2019, we converted 46 company operated Upper Midwest sites to dealer operated sites. In connection with the conversion of these company operated sites in our Retail segment to lessee dealer sites in our Wholesale segment, we recognized a $0.5 million loss on sale of inventory to the multi-site operator, classified within the loss on dispositions and lease terminations, net line item of the statement of income. As further discussed in Note 11, we also reassigned $4.5 million of goodwill from the Retail segment to the Wholesale segment.

As a result of this transition, we did not have any company operated sites from September 30, 2019 through April 14, 2020. See Note 5 for information regarding the acquisition of retail and wholesale assets from the Topper Group and certain other parties.

Note 25. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Decrease (increase):
Accounts receivable	$7,497	$(10,997)	$12,514
Accounts receivable from related parties	3,368	(1,951)	4,271
Inventories	(777)	7,244	362
Other current assets	(5,593)	(868)	(66)
Other assets	(2,338)	(2,697)	(137)
Increase (decrease):
Accounts payable (a)	6,559	12,404	(3,157)
Accounts payable to related parties (b)	4,517	(12,923)	(1,853)
Motor fuel taxes payable	7,260	1,871	(1,637)
Accrued expenses and other current liabilities	900	(7,896)	1,364
Other long-term liabilities	(2,183)	7,180	(1,645)
Changes in operating assets and liabilities, net of acquisitions	$19,210	$(8,633)	$10,016

(a)	Change in 2020 driven by newly acquired company operated activity and initial build of accounts payable balance
(b)	Change in 2019 includes a $14.2 million payment to Circle K as partial settlement of omnibus charges

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

Supplemental disclosure of cash flow information (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Cash paid for interest	$16,000	$26,344	$31,201
Cash paid for income taxes, net of refunds received	759	3,296	1,580

Supplemental schedule of non-cash investing and financing activities (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Lease liabilities arising from obtaining right-of-use assets	$70,905	$2,879	$—
Net assets acquired in connection with the asset exchange tranches with Circle K	(75,935)	(35,740)	—
Net assets acquired in connection with the CST Fuel Supply Exchange with Circle K	(54,920)	—	—
Net assets acquired in connection with the acquisition of retail and wholesale assets	(17,092)	—	—
Circle K Omnibus Agreement fees settled in our common units	—	—	6,518

Note 26. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes quarterly financial data for 2020 and 2019 (in thousands, except per unit amounts):

	2020 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenues	$391,695	$398,402	$591,022	$551,204
Gross profit	35,729	57,648	62,272	56,478
Operating income	77,432	6,329	23,692	8,139
Net income attributable to limited partners	72,061	5,230	21,205	8,960
Basic and diluted earnings per common unit (a)	2.00	0.14	0.56	0.24

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenues	$471,786	$605,528	$559,736	$512,379
Gross profit	37,077	41,370	41,145	35,045
Operating income	7,612	13,920	12,349	9,441
Net income attributable to limited partners	212	6,441	7,165	4,258
Basic and diluted earnings per common unit (a)	0.00	0.18	0.20	0.12
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers of the General Partner

Current Directors and Executive Officers	Age (1)	Position with our General Partner
Joseph V. Topper, Jr.	65	Chairman of the Board
John B. Reilly, III	59	Vice Chairman of the Board
Justin A. Gannon	71	Director
Mickey Kim	62	Director
Keenan D. Lynch	32	Director, General Counsel and Corporate Secretary
Charles M. Nifong, Jr.	47	Director, President and Chief Executive Officer
Maura Topper	34	Director
Kenneth G. Valosky	60	Director
Eric M. Javidi (2)	44	Chief Financial Officer
Jonathan E. Benfield (3)	45	Chief Accounting Officer
David F. Hrinak (4)	64	Executive Vice President of Wholesale
(1)	as of December 31, 2020
(2)	Mr. Javidi was elected Chief Financial Officer effective November 5, 2020.
(3)	Mr. Benfield resigned as Interim Chief Financial Officer and was appointed Chief Accounting Officer effective November 5, 2020.
(4)	Mr. Hrinak was elected Executive Vice President of Wholesale effective February 24, 2020. Prior to that he was Vice President of Operations.

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

Joseph V. Topper, Jr. has served as a director on the Board since October 2012 and was elected Chairman of the Board effective November 19, 2019. Mr. Topper has been the President of Dunne Manning Inc. (“DMI”), a diversified portfolio of companies operating in the wholesale and retail gasoline, real estate and investing industries, since 2015. Mr. Topper served as President and Chief Executive Officer of the General Partner from October 2012 to March 2015. Mr. Topper resigned as President effective March 2015 and his term as Chief Executive Officer ended in September 2015. Mr. Topper also served as Chairman of the Board from October 28, 2012 through September 30, 2014. Mr. Topper has over 25 years of management experience in the wholesale and retail fuel distribution business. In 1987, Mr. Topper purchased his family’s retail fuel business and five years later founded DMI (formerly known as Lehigh Gas Corporation), where he has served as the Chief Executive Officer since 1992. He served on the board of directors of CST Brands, Inc. from October 2014 until December 2016. He is the past President/Chairman of the board of directors for Villanova University, Lehigh Valley PBS and the Lehigh Valley PBS Foundation. He also served as a board member for the Good Shepherd Rehabilitation Hospital in Allentown. Mr. Topper holds a Masters degree of Business Administration from Lehigh University and a bachelor’s degree in Accounting from Villanova University. Mr. Topper also previously held the designation of Certified Public Accountant.

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

Justin A. Gannon has served as a director on the Board and Chairman of its audit committee and member of its conflicts committee since October 2014. Mr. Gannon has acted as an independent consultant and private investor since September 2013. From February 2003 through August 2013, He served in various roles at Grant Thornton LLP, including as National Leader of Merger and Acquisition Development from June 2011 through August 2013, Central Region Managing Partner from January 2010 through June 2011, Office Managing Partner in Houston, Texas from August 2007 through June 2011 and Office Managing Partner in Kansas City, Missouri from August 2005 to July 2007. From 1971 through 2002, Mr. Gannon worked at Arthur Andersen LLP, the last 21 years as an audit partner. From December 2014 until October 2020, Mr. Gannon served on the board of directors of California Resources Corporation (NYSE: CRC) and as chair of the audit committee and member of the compensation committee. Mr. Gannon also served on the board of directors of Vantage Energy Acquisition Corp. (NASDAQ: VEACU) and as chairman of the audit committee and a member of the compensation committee from April 2017 until its dissolution in April 2019. He is a former chairman of the board of directors of American Red Cross Chapters in the Tulsa, Oklahoma and San Antonio, Texas areas. Mr. Gannon received a bachelor’s degree in Accounting from Loyola Marymount University and is a Certified Public Accountant licensed in California (inactive) and Texas.

Mickey Kim has served as a director on the Board and Chairman of its conflicts committee and member of its audit committee since June 2017. Mr. Kim is a Member, Chief Operating Officer and Chief Compliance Officer of Kirr, Marbach & Company, LLC (“KM”), a registered investment adviser. Mr. Kim joined KM in 1986 and has been KM’s Chief Operating Officer since 1996 and Chief Compliance Officer since 2004. Mr. Kim has also served as Vice President, Treasurer and Secretary of Kirr, Marbach Partners Funds, Inc., a registered investment company, since 1998. Prior to his position with KM, Mr. Kim was a Senior Research Analyst at Driehaus Capital Management, a Chicago investment management firm, from 1982 to 1985. Mr. Kim has been a Chartered Financial Analyst (CFA) charterholder since 1985 and passed the Certified Public Accountant examination in 1980. He holds a bachelor’s degree in Accounting from the University of Illinois (1980) and a Masters degree in Business Administration from the University of Chicago (1982).

Keenan D. Lynch was appointed as a director of the Board and Corporate Secretary of the General Partner, effective November 19, 2019 and General Counsel, effective February 24, 2020. Since 2017, he has served as Vice President and General Counsel of DMI, a diversified portfolio of companies operating in the wholesale and retail gasoline, real estate and investing industries. Before joining DMI, from 2015 to 2017, he was an associate at Skadden, Arps, Slate, Meagher & Flom LLP. He holds a Bachelor of Arts from Villanova University, a Juris Doctor from the University of Pennsylvania Law School and an L.L.M. in Taxation from the Villanova University Charles Widger School of Law.

Charles M. Nifong, Jr. was appointed as a director of the Board and President and Chief Executive Officer of the General Partner, effective November 19, 2019. Prior to assuming his current position, Mr. Nifong was the President of Dunne Manning Stores, Inc., a convenience store operator and wholesale fuel provider. Mr. Nifong served as the Chief Investment Officer and Vice President of Finance for the Partnership from 2013 through 2015. Before joining the Partnership, Mr. Nifong worked for more than nine years in investment banking as a Director at Bank of America Merrill Lynch where he worked on an extensive range of capital markets and mergers and acquisitions advisory assignments. Prior to his career in investment banking, Mr. Nifong served as a Captain in the United States Army in armor and reconnaissance units. Mr. Nifong holds a Bachelor of Chemical Engineering with Highest Honor from the Georgia Institute of Technology and Master of Business Administration from the University of Virginia.

Maura Topper was appointed as a director of the Board effective November 19, 2019. She is currently Vice President and Chief Financial Officer of Dunne Manning, a diversified portfolio of companies operating in the real estate and investing industries. Prior to joining Dunne Manning in 2014, Ms. Topper graduated from the Masters of Business Administration program at Columbia Business School. Prior to that, she served as a Marketing Account Executive at MSG Promotions, Inc. and a senior accountant in the audit practice of Deloitte & Touche LLP in New York. Ms. Topper graduated from Villanova University in 2008 with a Bachelor of Science degree in Accounting and a Bachelor of Science in Business (Finance). From 2012 to 2014, she served as a director on the Board.

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

Eric M. Javidi was appointed Chief Financial Officer of the General Partner effective November 5, 2020. Prior to joining the Partnership, Mr. Javidi was the President and CEO of Southcross Holdings GP, LLC, the general partner of Southcross Holdings LP, from June 2019 to July 2020. Southcross Holdings was an energy infrastructure company focused on natural gas gathering, treating, processing and transportation services. Southcross Holdings owned the general partner of Southcross Energy Partners, L.P., a publicly traded Delaware limited partnership. Mr. Javidi led the separation of Southcross Holdings from Southcross Energy and, ultimately, the dissolution and termination of Southcross Holdings. From April 2015 to March 2019, Mr. Javidi was a Managing Director at Kayne Anderson Capital Advisors, L.P., an alternative investment management firm focused on real estate, credit, infrastructure/energy, renewables and growth equity. At Kayne Anderson, Mr. Javidi focused primarily on private and public equity investments in the energy infrastructure space. Prior to Kayne Anderson, Mr. Javidi worked as an investment banker in various capacities at UBS, Barclays and Lehman Brothers, most recently as an Executive Director in UBS’ energy investment banking group. As an investment banker, Mr. Javidi focused on mergers and acquisitions activity and capital markets activity in the energy infrastructure space. From August 2020 to October 2020, Mr. Javidi was a private investor and consultant, providing strategic and financial consulting services for private equity portfolio companies. Mr. Javidi holds a bachelor’s degree with majors in Economics and Psychology from the University of California, Davis and a Master of Business Administration from Duke University, with emphases in Finance & Accounting as well as Financial Analysis.

Jonathan E. Benfield was appointed Chief Accounting Officer of the General Partner effective November 5, 2020. Prior to that he held the position of Interim Chief Financial Officer of the General Partner from November 19, 2019 through November 5, 2020. Mr. Benfield has over 20 years of public and corporate accounting experience and has served in a variety of roles since joining CrossAmerica in 2012, most recently as Director of Finance. Before joining CrossAmerica, Mr. Benfield worked for four years at PPL Corporation, most recently as Manager of Financial Reporting. He also worked for nine years at Ernst & Young, most recently as Senior Manager in the audit practice. He served on the Board of Trustees of Bally Savings Bank from 2004 to 2012, including as chairman of the board from 2009 to 2012. Mr. Benfield is a Certified Public Accountant and holds a bachelor’s degree in Accounting and Finance from Kutztown University.

David F. Hrinak was appointed Executive Vice President of Wholesale of the General Partner effective February 24, 2020. Prior to that he was Vice President of Operations from November 19, 2019 through February 23, 2020. Mr. Hrinak previously served as Executive Vice President and Chief Operating Officer of the General Partner from 2014 until June 2017 and served as President of the General Partner from May 2012 to October 2014. He previously served as an officer of DMI from 2005 until the founding of the General Partner and was DMI’s President from September 2010 until May 2012. Mr. Hrinak has more than 36 years of experience in the wholesale and retail fuel distribution business. Prior to joining DMI, Mr. Hrinak was the Branded Wholesale Manager at ConocoPhillips.

Family Relationships

Mr. Topper, Chairman of the Board, is the father of Ms. Topper, a director of our General Partner, and the father-in-law of Mr. Lynch, a director of our General Partner and General Counsel and Corporate Secretary, and Ms. Topper is the sister-in-law of Mr. Lynch. There are no other family relationships between any of the directors or executive officers of the Partnership.

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

The Board has determined Messrs. Gannon, Kim and Valosky to be independent as defined under the independence standards established by the NYSE and the Exchange Act. These directors, whom we refer to as independent directors, are not officers or employees of our General Partner or its affiliates and have been determined by the Board to be otherwise independent of the Topper Group and its affiliates.

Composition of the Board

The Board consists of eight members. The Board holds regular and special meetings at any time as may be necessary. Regular meetings may be held without notice on dates set by the Board from time to time. Special meetings of the Board or meetings of any committee of the Board may be held at the request of the Chairman of the Board or a majority of the Board (or a majority of the members of such committee) upon at least two days (if the meeting is to be held in person) or 24 hours (if the meeting is to be held telephonically) prior oral or written notice to the other members of the Board or committee or upon such shorter notice as may be approved by the directors or members of such committee. A quorum for a regular or special meeting will exist when a majority of the members are participating in the meeting either in person or by telephone conference. Any action required or permitted to be taken at a meeting of the Board or at any committee may be taken without a meeting if such action is evidenced in writing and signed by a majority of the members of the Board. During 2020, the Board held six meetings in which each director attended 100% of the Board meetings. Management also provided two updates to the Board in which each director attended both updates.

Committees of the Board

The Board has an audit committee and a conflicts committee. The charter for each of the committees can be found in its entirety on the Partnership’s website at www.crossamericapartners.com under the “Corporate Governance” tab in the “Investors” section. As a limited partnership, we are not required by NYSE rules to have a compensation committee or a nominating and corporate governance committee. All committee members attended all committee meetings.

Audit Committee

The members of the Audit Committee are Messrs. Gannon, Kim and Valosky. Mr. Gannon serves as chair. The audit committee is comprised entirely of directors who meet the financial literacy standards of the NYSE and the Exchange Act. The rules and regulations established by the NYSE and the Exchange Act also generally require that our audit committee consist entirely of independent directors. The Board has determined that Messrs. Gannon, Kim and Valosky meet the independence standards required of audit committee members by the NYSE and the Exchange Act and that they meet the financial literacy standards of directors who serve on the audit committee, and Mr. Gannon is an “audit committee financial expert” as defined by SEC rules. The audit committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements, Partnership policies and controls, the independent auditor’s qualifications and independence, the performance of the Partnership’s internal audit function and risk assessment and risk management. The audit committee has sole authority with respect to the appointment, retention, compensation, evaluation, oversight of the work and termination of our independent auditors and has the authority to obtain advice and assistance from outside legal, accounting or other advisors as the audit committee deems necessary to carry out its duties and receives appropriate funding, as determined by the audit committee, from the Partnership for such advice and assistance. In 2020, the audit committee held 6 meetings.

Conflicts Committee

The members of the Conflicts Committee are Messrs. Gannon, Kim and Valosky. Mr. Kim serves as chair. Pursuant to our Partnership Agreement, the members of the conflicts committee may not be officers or employees of our General Partner or directors, officers or employees of its affiliates, must not be holders of any ownership interest in the General Partner or any of its affiliates, other than Partnership units, that is determined by the Board of Directors, after reasonable inquiry, to be likely to have an adverse impact on the ability of such director to fulfill his or her obligations as a member of the conflicts committee, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. The Board has determined that Messrs. Gannon, Kim and Valosky qualify to serve on the conflicts committee. The conflicts committee is responsible for reviewing specific matters that the Board believes may involve conflicts of interest between the General Partner and its affiliates and the Partnership. The conflicts committee determines if the resolution of such conflict is fair and reasonable to the Partnership. In 2020, the conflicts committee held 12 meetings.

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

Reimbursement of Expenses of Our General Partner

Except as otherwise set forth in our Topper Group Omnibus Agreement, our Partnership Agreement requires us to reimburse our General Partner for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses reasonably allocable to us or otherwise incurred by our General Partner in connection with operating our business. The Partnership Agreement does not limit the amount of expenses for which our General Partner and its affiliates may be reimbursed. These expenses include (without limitation) salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. Our General Partner is entitled to determine in good faith the expenses that are allocable to us. Please read “Item 13. Certain Relationships and Related Party Transactions and Director Independence - Topper Group Omnibus Agreement.”

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

We do not directly employ or compensate any of our executive officers, including our named executive officers who were serving as our executive officers at the end of the fiscal year ended December 31, 2020 (“NEOs”), or other employees who provide services necessary for managing our business. Under our Partnership Agreement, the General Partner manages our operations and activities on our behalf. Our General Partner also does not directly employ any of its executive officers or other employees. For our fiscal year ending December 31, 2020, our executive officers, including our NEOs, as more fully described below, were employed and compensated by an affiliate of the Topper Group.

For 2020, the provision of management services by, and payment to, the Topper Group was governed by the Topper Group Omnibus Agreement.

Named Executive Officers

For 2020, our NEOs were:

•	Charles M. Nifong, Jr. – Mr. Nifong has served as our Chief Executive Officer and President since November 19, 2019.
•	Eric M. Javidi – Mr. Javidi has served as our Chief Financial Officer since November 5, 2020.
•

Jonathan E. Benfield – Mr. Benfield served as our Interim Chief Financial Officer from November 19, 2019 through November 4, 2020 and is currently serving as our Chief Accounting Officer effective November 5, 2020.

•

David F. Hrinak – Mr. Hrinak has served as our Vice President of Operations from November 19, 2019 through February 24, 2020 and is currently serving as our Executive Vice President of Wholesale. During 2020, 90% of Mr. Hrinak’s time was allocated to the Partnership.

•

Keenan D. Lynch – Mr. Lynch has served as our Corporate Secretary since November 19, 2019 and our General Counsel since February 24, 2020. During 2020, 80% of Mr. Lynch’s time was allocated to the Partnership.

The Partnership does not determine the compensation for its NEOs. For 2020, the compensation philosophy and practices of the Topper Group were used to determine the compensation of the NEOs and all compensation decisions were in the sole discretion of the Topper Group. The compensation philosophy and practices of the Topper Group were used to determine the total compensation of the NEOs and all compensation decisions were in the sole discretion of the Topper Group.

The compensation philosophies and practices of the Topper Group during 2020 are described below in this Compensation Discussion and Analysis, and the compensation actually awarded by the Topper Group to the NEOs for their services to the Partnership during 2020 is set out in the accompanying Summary Compensation Table and related compensation tables that follow this Compensation Discussion and Analysis.

Compensation

Objectives and Philosophy

The compensation philosophy of the Topper Group is based on performance and the achievement of predetermined objectives and it is a reflection of the entrepreneurial culture of the Topper Group, which is a culture where the financial interests of its executives are aligned with the performance of the company and the investors they represent. The compensation strategy includes variable components linked to short term, medium term and long-term performance. The Topper Group compensation plans and programs for executives are designed to (i) recruit, develop and retain talented executives; (ii) reward exceptional performance as measured by predetermined and quantifiable objectives; (iii) establish a direct relation between the interests of the executives and those of the shareholders of the Topper Group and the unitholders of the Partnership by favoring the creation of value in the short, medium and long term; (iv) encourage teamwork and promote company values; and (v) support the company’s business strategy. The Topper Group’s compensation plans and programs are established based on internal principles of equity that take into consideration the role, nature and level of each of the executives as well as external principles of equity such as fair, equitable and competitive compensation terms in comparison to peers as well as those of the market in general.

Elements of Executive Compensation

The three main components of the remuneration of the Topper Group’s executive compensation program are base salary, annual incentive plan and long-term incentive plan, as shown in the table below.

Element	Description	Objectives
Base salary	Annual base salary is based on the functional responsibilities and competences of the executives	Attract, retain and motivate executives
Topper Group 2020 Performance Based Compensation Policy (the “Bonus Policy”)	Performance based bonus compensation policy ranging from 35% to 100% of base salary, which payment is determined by financial objectives

Motivate executives to achieve objectives with a higher degree of difficulty and thereby achieve or exceed the business plan of the Partnership

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

Performance payouts also vary depending on the achievement of special measurable objectives that are key to the financial success of the company

Align long-term interests of executives with those of the company and its shareholders

Base Salary

The human resources department of the Topper Group approved the following annualized base salaries for the 2020 fiscal year:

Name	2020 Annual Base Salary(1)
Charles M. Nifong, Jr.	$500,000
Eric M. Javidi	300,000
Jonathan E. Benfield(2)	190,000
David F. Hrinak	273,000
Keenan D. Lynch	269,440

(1)	The amount shown represents annualized base salary, not the portion allocated to the Partnership.
(2)	Mr. Benfield received a salary increase on February 10, 2020 from $168,910 to $190,000 to bring his salary more in line with his job description.

The Summary Compensation Table reflects the portion of the annualized base salary allocated to the Partnership.

Short-Term Incentive Compensation

2020 Performance-Based Bonus Compensation Policy

The 2020 Performance-Based Bonus Compensation Policy (the “2020 Bonus Plan”) is one of the key components of the “at-risk” compensation. The 2020 Bonus Plan is utilized to reward short-term performance achievements and to motivate and reward executives for their contributions toward meeting financial and strategic goals.

For the NEOs, the Topper Group determined to include, as part of their compensation, the 2020 Bonus Plan for the fiscal year ending on December 31, 2020. As approved by the Board in May 2020, the 2020 Bonus Plan included financial objectives, each with a specified percentage weighting, based on the achievement of (i) Adjusted EBITDA (35%); (ii) distributable cash flow (15%); wholesale contract conversion (20%); wholesale volume conversion (20%); and non-core real estate asset divestiture (10%). As set forth in the 2020 Bonus Plan, if the objective’s target was met between the minimum and maximum target, the bonus would be paid on a sliding scale between 75% and 100%. The weight of the metrics is 100% and the payout range is 0-100%.

Under the 2020 Bonus Plan, Mr. Nifong could achieve earnings of 100% of base salary. Mr. Javidi could achieve earnings of 50% (prorated) of his base salary. Mr. Benfield could achieve earnings of 35% of his base salary. Mr. Hrinak could achieve earnings of 75% of his base salary. Mr. Lynch could achieve earnings of 40% of his base salary.

The purpose of the 2020 Bonus Plan is to motivate executives to achieve objectives with a higher degree of difficulty and thereby achieve or exceed the business plan of the Partnership.

Under the 2020 Bonus Plan, the attainment of performance metrics and the achievement factor are determined once the measurement period ends on December 31, 2020. The bonus plan metrics and weightings were finalized in January 2020, before the severity and impact of the COVID-19 Pandemic were known or could be reasonably estimated. Based on the metrics and weightings assigned, the payout under the 2020 Bonus Plan for executive officers would have been 12% of the target bonus amount. In evaluating the performance of personnel under the plan and making its determination of payment amounts, the Board considered the extraordinary efforts of personnel in the successful execution of the transformational transactions of 2020 during the depths of the global COVID-19 Pandemic. Furthermore, the Board also considered the exceptional efforts of personnel in ensuring the operational continuity of the Partnership throughout the year despite the immense challenges of the pandemic. In light of these factors, the Board approved an additional discretionary bonus component for the incentive plan to bring senior leadership to 47.5% of target bonus and most other plan participants to 47.5% of target bonus, with select exceptions both higher and lower for non-senior leadership personnel.

Name	2020 Annual Base Salary(1)	Target Bonus Plan as a % of Base Salary	Bonus Plan Target at 100%	2020 Bonus Plan Payment Approved (2)(3)
Charles M. Nifong, Jr.	$500,000	100%	$500,000	$237,500
Eric M. Javidi	300,000	50%	150,000	11,875
Jonathan E. Benfield	190,000	35%	66,500	31,587
David F. Hrinak	273,000	75%	204,750	97,256
Keenan D. Lynch	269,440	40%	107,776	51,193

(1)	The amounts shown represent annualized base salary, not the portion allocated to the Partnership.
(2)	The amounts shown will be paid in 2021.
(3)

For Messrs. Nifong, Benfield, Hrinak and Lynch the amounts will be paid as follows: the first $25,000 in cash and the remainder of the bonus will be paid 50% in cash and 50% in fully vested common units. The number of common units will be determined on a 20-day volume weighted average price through March 11, 2021 with a payment date of March 12, 2021. For Mr. Javidi, the amount will be paid in all cash.

Couche-Tard Annual Incentive Plan

The Couche-Tard Annual Incentive Plan (“AIP”) was one of the key components of the “at-risk” compensation in 2019. It was utilized to reward short-term performance, achievements and to motivate and reward executives for their contributions toward meeting financial and strategic goals. Amounts received for the 2019 AIP short-term incentive plan reflect net earnings of the Plan that were allocated to the Partnership under the Circle K Omnibus Agreement and the Transitional Omnibus Agreement. Mr. Benfield received a prorated payment in December 2019 and the remaining portion of his payment in June 2020.

Make-Whole Bonus Distribution

On November 10, 2020 Messrs. Nifong, Javidi and Lynch received a one-time make-whole bonus in the amounts of $8,880, $3,197, and $3,589, respectively, which equates to the dividend equivalents they would have received had their equity awards (granted on November 9, 2020) been granted prior to November 3, 2020, the record date for the November distribution.

Long-Term Incentive Compensation

Grants of Equity Awards

Under the Lehigh Gas Partners LP 2012 Incentive Award Plan, in 2020, an aggregate of 29,841 equity awards were granted to Messrs. Nifong, Javidi, and Lynch in the form of Time Based Phantom Units with associated Distribution Equivalent Rights (“DERs”) (“TBUAs”). Of the total number of TBUAs granted, 50% will vest one-third on each December 31 over three years until December 31, 2023 if the executive remains employed over the vesting term, and 50% will vest upon death, disability or retirement, as long as such retirement is not adverse to the interests of the Partnership, as determined by the Board in its sole discretion.

In addition, Performance Based Awards were granted to Messrs. Nifong, Javidi and Lynch with a target dollar value of $375,000, $135,000 and $101,040, respectively, and will be calculated in dollar amounts and then converted into common units representing limited partner interests in the Partnership or cash, or both, at the discretion of the Board, based on attainment of the Performance Goals as described below. The Performance Based Awards vest on December 31, 2023. The Performance Based Awards are weighted 65% for Increase of Funds Flow from Operations per Unit and 35% for Partnership Leverage, with a performance period from January 1, 2021 to December 31, 2023 (“Measurement Period”) and the reference period ending on December 31, 2020.

Increase in Funds Flow from Operations per Unit

The target value with respect to Increase in Funds Flow from Operations per Unit is determined as follows. First, the average Funds Flow from Operations per Unit will be calculated for the Measurement Period. Next, that number will be divided by the Funds Flow from Operations per Unit for the twelve-month period ending on December 31, 2020 as the reference period. The payout percentage for Increase in Funds Flow from Operations per Unit will range from 0-200% of 65% of the Initial Dollar Target Amount.

“Funds Flow From Operations per Unit” is defined as distributable cash flow per Unit, excluding maintenance capital expenditures or any other such capital expenditures typically included in calculating distributable cash flow.

Partnership Leverage

The target value associated with Partnership Leverage is determined as follows. First, Partnership Leverage will be calculated for each of the respective twelve-month periods ending on December 31, 2021, 2022 and 2023. Next, “Average Partnership Leverage” will be calculated as the sum of three times the Leverage for the year ending December 31, 2023, plus two times the Leverage for the year ending December 31, 2022, plus the Leverage for the year ending December 31, 2021, divided by six (i.e., Average Partnership Leverage will be a weighted average with greater emphasis given to the latter years in the Measurement Period). The payout percentage for Partnership Leverage will range from 0-200% of 35% of the Initial Dollar Target Amount.

“Partnership Leverage” is defined as the ratio of the Partnership’s total debt as of a specified date (as determined in accordance with the Partnership’s GAAP financial statements) divided by EBITDA for the twelve-month period prior to such specified date. In case of acquisitions, EBITDA will be calculated on a pro forma basis for such acquisitions, providing that the debt incurred for such acquisitions is reflected in the total debt amount.

Distributable cash flow per Unit and EBITDA are calculated consistent with the Partnership’s financial information filed with the Securities and Exchange Commission.

Other Benefits

All NEOs were eligible after completing one year of service to participate in the Dunne Manning 401(k) plan, a qualified safe harbor plan with 100% match of employee contributions up to 4% of the executive’s base salary. All NEOs were eligible to receive voluntary benefit programs, including medical, dental, vision, life and disability insurance.

Other Compensation Policies and Practices

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

Impact of Regulatory Requirements

Internal Revenue Code—We believe we are a limited partnership and not a corporation for U.S. federal income tax purposes. It is not entirely clear whether the compensation paid to the NEOs is subject to the deduction limitations under Section 162(m) of the Internal Revenue Code. If we are required to be treated as a corporation for U.S. federal income tax purposes, however, the limitations of Section 162(m) would apply. In any event, compensation decisions in respect of the NEOs will be made in a manner designed to best incentivize appropriate performance.

Non-Qualified Deferred Compensation—Certain payments under the Partnership’s Executive Income Continuity Plan (the “EICP”) may be subject to the tax rules applicable to non-qualified deferred compensation arrangements of the American Jobs Creation Act of 2004.

Accounting for Stock-Based Compensation—We account for stock-based compensation in accordance with the requirements of ASC 718 for all of our stock-based compensation plans. See Note 21 to the financial statements for a discussion of all assumptions made in the calculation of stock awards to our NEOs.

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

Summary Compensation Table

The following table sets forth certain information with respect to compensation of our NEOs. Except for the management fee we paid to the Topper Group under the Topper Group Omnibus Agreement, we did not pay or reimburse any cash compensation amounts to or for our NEOs in 2020. The amounts shown for Messrs. Hrinak and Lynch represent only that portion allocable to the Partnership.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (4)	Stock Awards ($) (5)(6)	Options Awards ($) (7)	Non-Equity Incentive Plan Compensation ($) (8)	All Other Compensation ($) (9)	Total ($) (10)
Charles M. Nifong, Jr., President and Chief Executive Officer	2020	528,846	186,380	250,004	—	60,000	12,575	1,037,805
Eric M. Javidi, Chief Financial Officer (2)	2020	46,154	12,072	90,010	—	3,000	158	151,394
Jonathan E. Benfield,	2020	186,267	24,868	—	—	7,980	8,987	228,102
Chief Accounting Officer (3)	2019	145,864	8,636	5,270	—	28,263	10,530	198,563
David F. Hrinak, Executive Vice President Wholesale	2020	255,150	72,686	—	—	24,570	1,174	353,580
Keenan D. Lynch, General Counsel and Corporate Secretary	2020	223,843	41,849	101,036	—	12,933	77	379,738
(1)	Amount exceeds base salary due to timing of payroll payments.
(2)	Mr. Javidi was appointed Chief Financial Officer effective November 5, 2020 and as such, the salary reflected is prorated for 2020.
(3)	Mr. Benfield received a salary increase on February 10, 2020.
(4)

For Mr. Nifong, the amount represents a one-time make-whole bonus in the amount of $8,880 and a discretionary bonus under the 2020 Bonus Plan in the amount of $177,500. For Mr. Javidi, the amount represents a one-time make-whole bonus in the amount of $3,157 and a discretionary bonus under the 2020 Bonus Plan in the amount of $8,875. For Mr. Benfield, the amount represents the remaining cash payment earned under the 2019 Couche-Tard AIP short-term incentive plan allocated to the Partnership under the Transitional Omnibus Agreement in the amount of $11,261 and a discretionary bonus under the 2020 Bonus Plan in the amount of $23,607. For Mr. Hrinak, the amount represents a discretionary bonus under the 2020 Bonus Plan. For Mr. Lynch, the amount represents a one-time make-whole bonus in the amount of $3,589 and a discretionary bonus under the 2020 Bonus Plan in the amount of $38,260.

(5)

The amounts shown represent the grant date fair value of awards for each of the years shown computed in accordance with ASC 718, Compensation-Stock Compensation. See Note 21 to the financial statements for a discussion of all assumptions made in the calculation of this amount. The grant date fair value for the Performance Based Awards was $0 because the performance period commenced on January 1, 2021. The maximum amount payable pursuant to the Performance Based Awards is $750,000 for Mr. Nifong, $270,000 for Mr. Javidi and $202,080 for Mr. Lynch.

(6)	See the Grants of Plan-Based Awards table for more information regarding TBUAs and the Performance Based Awards granted in 2020.
(7)	There were no stock options granted to NEOs in 2018, 2019 or 2020.
(8)	The amounts represent the earned portion of the Bonus Policy.
(9)

The amounts listed as “All Other Compensation” for 2020 are composed of 401(k) company match, cell phone reimbursement and premiums for group term life insurance. For Mr. Nifong, the amount includes $11,400 in 401(k) company match, $935 in cell phone reimbursement and $240 in group-term life insurance premiums. For Mr. Javidi, the amount includes $138 in cell phone reimbursement and $20 in group-term life insurance premiums. For Mr. Benfield, the amount includes $7,847 in 401(k) company match, $900 in cell phone reimbursement and $240 in group-term life insurance premiums. For Mr. Hrinak, the amount includes $934 in cell phone reimbursement and $240 in group-term life insurance premiums. For Mr. Lynch, this amount includes $77 in group-term life insurance premiums.

(10)	Represents amounts allocated to the Partnership under the Topper Group Omnibus Agreement.

Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards to our NEOs during 2020. All equity awards shown were in the form of TBUAs or Performance Based Awards.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (2)	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	(#)	(#)	($/Sh)	($)
Charles M. Nifong, Jr.
CAPL 2020 Bonus Plan		60,000	500,000	500,000	—	—	—	—	—	—	—
CAPL LTI Plan	11/9/2020	—	—	—	—	375,000	750,000	16,915	—	—	250,004
Eric M. Javidi
CAPL 2020 Bonus Plan		18,000	150,000	150,000	—	—	—	—	—	—	—
CAPL LTI Plan	11/9/2020	—	—	—	—	135,000	270,000	6,090	—	—	90,010
Jonathan E. Benfield
CAPL 2020 Bonus Plan		7,980	66,500	66,500	—	—	—	—	—	—	—
David F. Hrinak
CAPL 2020 Bonus Plan		24,570	204,750	204,750	—	—	—	—	—	—	—
Keenan D. Lynch
CAPL 2020 Bonus Plan		12,933	107,776	107,776	—	—	—	—	—	—	—
CAPL LTI Plan	11/9/2020	—	—	—	—	101,040	202,080	6,836	—	—	101,036

(1)

Represents an award of Performance Based Awards under the long-term incentive plan. The Performance Based Awards are granted and calculated in dollar amounts and then will convert into common units or cash, or both, at the discretion of the Board, based on attainment of the performance goals. Therefore, the columns in this table represent the dollar amounts and not the number of units. The Performance Based Awards vest on December 31, 2023. The Performance Based Awards are weighted 65% for Increase of Funds Flow from Operations per Unit and 35% for Partnership Leverage, with a performance period from January 1, 2021 to December 31, 2023 and the reference period ending on December 31, 2020.

(2)

Represents an award of TBUAs under the long-term incentive plan. Of this award, 50% will vest a third each on December 31, 2021, 2022 and 2023. The remaining 50% will vest upon death, disability or retirement with board approval. The threshold amount represents the 50% of the award that will vest over the three-year period if the executive remains employed over the vesting term.

(3)

The amounts shown represent the grant date fair value of the TBUAs computed in accordance with ASC 718, Compensation-Stock Compensation. See Note 21 to the financial statements for a discussion of all assumptions made in the calculation of this amount. The grant date fair value for the Performance Based Awards was $0 because the performance period commenced on January 1, 2021.

Outstanding Equity Awards at Year End

The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2020.

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested (2) (#)	Market Value of Shares or Units of Stock That Have Not Vested (2) ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (3) ($)
Charles M. Nifong, Jr.	16,915	290,431	—	375,000
Eric M. Javidi	6,090	104,565	—	135,000
Keenan D. Lynch	6,836	117,374	—	101,040

(1)	The amounts below include TBUAs and Performance Based Awards.
(2)

Fifty percent of the TBUAs will vest a third each on December 31, 2021, 2022 and 2023. The remaining 50% will vest upon death, disability or retirement with board approval. The market value is based on the December 31, 2020 closing unit price of our common units.

(3)

Represents the target dollar amount of the Performance Based Awards that will convert into common units or cash, or both, at the discretion of the Board, based on attainment of the Performance Goals. The Performance Based Awards vest on December 31, 2023. The Performance Based Awards are weighted 65% for Increase of Funds Flow from Operations per Unit and 35% for Partnership Leverage, with a performance period from January 1, 2021 to December 31, 2023 and the reference period ending on December 31, 2020.

Option Exercises and Equity Vested

No equity awards to our NEOs vested during 2020.

Potential Payments upon Termination or Change in Control

Our executive officers may be entitled to certain payments upon termination of their employment under certain circumstances, in each case, as more fully described below. Any such payments that are to be made in cash will be subject to reimbursement under the Topper Group Omnibus Agreement.

Executive Income Continuity Plan

The Partnership originally adopted the EICP in 2014 and further amended it in 2016. Effective November 5, 2020, the Board terminated the EICP with the consent of all participants which included all of the present NEOs other than Mr. Javidi. As further explained below, however, Mr. Benfield remains entitled to the compensation and benefits that otherwise would have been payable under the EICP had it not been terminated.

As in effect before its termination, the EICP had provided certain cash severance, medical/life benefits continuation, equity incentive award vesting and outplacement and relocation assistance benefits following a qualifying termination of employment (a termination other than due to death, disability, retirement, cause or voluntary resignation other than for good reason (all as defined in the EICP, as applicable)). The benefits were increased if the termination occurred within the two years after a change in control (within the meaning of the EICP, including the GP Purchase). Notwithstanding the termination of the EICP, Mr. Benfield remains entitled upon a qualifying termination of employment to the benefits to which he would have become entitled under the EICP as in effect prior to its termination. Those benefits include: payment of the sum of his salary and target bonus in installments over 12 months (a lump-sum payment equal to 2.99 times the sum of his salary and target bonus if the termination occurs before November 19, 2021 or after a subsequent change in control); continued medical/life benefits for one year on the same basis as in effect before the termination (three years if the termination occurs before November 19, 2021 or after a subsequent change in control); full vesting of equity incentive awards; outplacement assistance for one year; and, in certain circumstances, reimbursement of relocation expenses incurred by reason of such termination. Had Mr. Benfield experienced a qualifying termination of employment on December 31, 2020 (which was within two years following the change in control that occurred by reason of the GP Purchase), the amounts payable to him would have been approximately: a lump-sum cash severance payment equal to $766,935; continued medical/life benefits valued at $861 based on existing cost levels; and reimbursement for outplacement assistance services. Mr. Benfield held no unvested equity incentive awards as of such date, and the value of potential relocation benefits is not meaningfully determinable. The actual amounts payable to Mr. Benfield upon termination of employment, if any, will depend on the prevailing circumstances at the time (including whether it is before November 19, 2021 or after a subsequent change in control) and may differ materially from the foregoing.

Lehigh Gas Partners LP 2012 Incentive Award Plan

Under the Lehigh Gas Partners LP 2012 Incentive Award Plan and the award agreements, in the event an NEO’s employment is terminated for any reason, all outstanding TBUAs and Performance Based Awards will be forfeited without payment, except that upon an NEO’s death or disability, the TBUAs will vest in full and the Performance Based Awards will be determined in accordance with its terms, subject to adjustments as the Board may make in its reasonable discretion. Upon a change in control of the Partnership, the Board in its sole discretion may determine the treatment. If, upon death or disability of any of Messrs. Nifong, Javidi and Lynch as of December 31,2020, their TBUAs will vest in full in the amounts of $290,431, $104,565 and $117,374, respectively. The Performance Based Awards will be valued at zero as the performance period commences on January 1, 2021.

Principal Executive Officer Pay Ratio

We are providing the following information about the relationship of the annual total compensation of individuals providing services in respect to the Partnership and the annual total compensation of Charles M. Nifong, Jr., our Principal Executive Officer (our “PEO”):

For the year ended December 31, 2020:

▪	the median of the annual total compensation of all individuals providing services in respect of the Partnership (other than our PEO) was $78,377; and
▪	the annual total compensation of our PEO was $1,037,805.

Based on this information for 2020, we have determined that the ratio of our PEO’s annual total compensation to the annual total compensation of our median employee was 13:1. Our pay ratio figure was calculated in a manner consistent with Item 40(u) of Regulation S-K.

As of December 31, 2020, there were 107 employees of an affiliate of the Topper Group who provided substantial management services to us for the full year. As discussed in this Form 10-K, our PEO is an employee of an affiliate of the Topper Group, but we are including his annual total compensation in the determination of the PEO pay ratio, as required under SEC rules.

The date we used to identify our median employee changed from October 30, 2019 last year to December 31, 2020 this year to capture a full year of salary.

We identified our median employee based on the aggregate salary actually paid during 2020 to these employees.

For purposes of determining aggregate salary, we included the amount of base salary and overtime the employee received during the year and all other pay elements related to base salary including, but not limited to, cash bonuses, holiday pay, vacation pay and other paid time off, if any. Aggregate salary amounts did not include any commissions or other compensation. In making this determination, we excluded any full-time and part-time permanent employees who were hired in 2020 but were not employed by us for the entire year ended December 31, 2020.

Once we identified our median employee, we then determined that employee’s annual total compensation, including any perquisites and other benefits, in the same manner that we determine the annual total compensation of our NEOs for purposes of the Summary Compensation Table disclosed above. The annual total compensation of our median employee was determined to be $78,377. This annual total compensation amount for our median employee was then compared to the total compensation of our PEO for 2020 of $1,037,805. The elements included in the PEO’s annual total compensation are fully discussed above in the footnotes to the Summary Compensation Table.

Director Compensation

Overview

Set out below is a discussion of compensation paid for 2020 to individuals who served as non-employee members of our Board during any portion of 2020. Board members who were employees providing services in respect of the Partnership did not receive any separate compensation for their Board service.

Director Compensation for 2020

Each non-employee director received cash compensation of $45,000 per year (paid on a quarterly basis). The chairman of each of the audit committee and conflicts committee received additional cash compensation of $10,000 for 2020 (paid on a quarterly basis). In addition, each non-employee director received $1,000 per each Board meeting attended or $500 per each Committee meeting attended.

Messrs. Gannon, Kim, and Valosky received an award of 4,102 phantom units in an amount equal to $55,000 based on the closing price of the Partnership’s common units on the date of grant as compensation for their service from June 28, 2020 until June 27, 2021. Such phantom units vest one year from date of award and include the payment made by the Partnership of distribution equivalent rights equal to the amount of distributions authorized to be paid to holders of common units of the Partnership.

Our directors are reimbursed for all out-of-pocket expenses in connection with attending meetings of the Board or its committees. To the extent permitted under Delaware law, each director is fully indemnified by us for actions associated with being a director.

The following table provides the compensation amounts for each of our non-employee directors for 2020.

Directors	Fees Earned or Paid in Cash ($) (1)	Stock or Unit Awards and Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Justin A. Gannon (3)(4)	67,000	55,000	—	122,000
Mickey Kim (3)(4)	67,000	55,000	—	122,000
Kenneth D. Valosky (3)	57,000	55,000	—	112,000

(1)

Non-employee directors received a cash retainer of $45,000 (paid quarterly) and an additional $10,000 for chairs of the Committees. In addition, each non-employee director received $1,000 per each Board meeting attended and $500 per each Committee meeting attended.

(2)

Under the Lehigh Gas Partners LP 2012 Incentive Award Plan, the directors will receive phantom units that can be converted to common units or cash, at the discretion of the Board. The amounts shown represent the grant fair value of awards for each of the years shown computed in accordance with ASC 718, Compensation-Stock Compensation

(3)

As part of the compensation to non-employee directors for the period June 28, 2020 to June 27, 2021, each of Messrs. Gannon, Kim and Valosky received an equity grant of 4,102 phantom units of the Partnership based upon a fair market value of $13.41 per unit, which was the NYSE closing price of our common units on July 22, 2020. These phantom unit awards were accompanied by tandem distribution equivalent rights that entitled the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of Partnership common units. There are no other outstanding equity awards.

(4)	Messrs. Kim and Gannon received additional cash compensation of $10,000 per year for their service as chairman of the conflicts committee and audit committee, respectively.

Compensation Committee Interlocks and Insider Participation

None of the directors or executive officers of our General Partner served as members of the compensation committee of another entity that has or had an executive officer who served as a member of our Board during 2020. We do not have a separate compensation committee. Decisions regarding the compensation of our NEOs for 2020 were made, as applicable, by the Topper Group as the owner of our General Partner prior to the GP Purchase.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

As of February 22, 2021, the following table sets forth the beneficial ownership of our common units of:

•	Each person known by us to be a beneficial owner of more than 5% of our outstanding common units;
•	Each NEO and director of the Board; and
•	All of the executive officers and directors of the Board, as a group.

	Beneficial Ownership of Common Units
	Number of		Percent of
Name of Beneficial Owner	Units		Class
Greater than 5% Stockholders**
Invesco	5,832,920	(1)	15.4%
Patricia Dunne Topper Trust	16,563,826	(2)	43.7%
Dunne Manning Inc.	3,782,216	(3)	10.0%
DM Partners Management Co LLC	10,014,804	(4)	26.4%
Dunne Manning Partners LLC	10,014,804	(4)	26.4%
Dunne Manning CAP Holdings I LLC	7,486,131	(4)	19.8%
Dunne Manning CAP Holdings II LLC	2,528,673	(4)	6.7%
Directors
Joseph V. Topper, Jr.	18,521,871	(5)	48.9%
John B. Reilly, III	951,675	(6)	2.5%
Justin A. Gannon	17,465		*
Mickey Kim	11,781		*
Keenan D. Lynch	6,956	(7)	*
Charles M. Nifong, Jr.	10,327		*
Maura Topper	8,601	(8)	*
Kenneth G. Valosky	6,741		*
Named Executive Officers
Eric M. Javidi	—		*
Jonathan E. Benfield	3,365		*
David F. Hrinak	40,446		*
Directors and executive officers as a group (11 persons)**	19,579,228		51.7%

*	The percentage of common units beneficially owned does not exceed one percent of the common units outstanding
**

The address for each of our officers and directors listed below is 600 Hamilton Street, Suite 500 Allentown, PA 18101. The address for the entities listed under “greater than 5% stockholders” other than Invesco is 645 Hamilton St., Suite 500, Allentown, PA 18101.

(1)

Invesco has (i) sole power to vote 5,832,920 common units and (ii) sole power to dispose of 5,832,920 common units, based on its Schedule 13F-HR filed as of February 16, 2021. The address for Invesco is 1555 Peachtree Street, N.E., Suite 1800, Atlanta, GA 30309.

(2)

68,972 common units are held directly by the Patricia Dunne Topper Trust for the Family of Joseph V. Topper, Jr. (the "Trust"). The Trust is controlled by Mr. Topper, the Chairman of the Board of the General Partner. All common units owned directly by the Trust are pledged to secure certain indebtedness. The remaining common units listed here are directly owned by each of Dunne Manning, Inc., Energy Realty Partners, LLC, Nova8516 LP, Dunne Manning Wholesale LLC, Dunne Manning CAP Holdings I LLC and Dunne Manning CAP Holdings II LLC, all entities controlled by Mr. Topper and the Trust.

(3)

All 3,782,216 common units are held directly by Dunne Manning Inc., which is owned 100% by the Trust and Mr. Topper is its sole director. Mr. Topper may be deemed to beneficially own these common units.

(4)

DM Partners Management Co LLC ("DM Management") is a wholly owned subsidiary of the Trust, which is controlled by Mr. Topper. DM Management controls Dunne Manning Partners, LLC, the 100% owner of each of Dunne Manning CAP Holdings I LLC ("CAP Holdings I") and Dunne Manning CAP Holdings II LLC ("CAP Holdings II"). Each of CAP Holdings I and CAP Holdings II directly holds 7,486,131 and 2,528,673 common units, respectively. As a result, each of DM Management and Dunne Manning Partners LLC may be deemed to beneficially own an aggregate of 10,014,804 common units. The Trust indirectly owns a majority of the member interests in Dunne Manning Partners LLC.

(5)

Includes 374,453 common units held by The Topper Foundation, a 501(c)(3) non-profit corporation. Mr. Topper, who makes investment and voting decisions with respect to the common units held by The Topper Foundation, has no pecuniary interest in these common units. 65,395 units are held directly by Mr. Topper in his individual capacity. 637,264 common units held by MMSCC-2, LLC (Mr. Topper controls 100% of the voting shares), and 880,933 common units are held by JVT-JMG EROP Holdings, LP (Mr. Topper controls the general partner and the Trust holds a 44.91% limited partner interest). The remaining common units listed here are deemed to be beneficially owned by Mr. Topper as the trustee of the Trust (see note 2 above). Mr. Topper disclaims beneficial ownership of the common units not held by him directly except to the extent of his pecuniary interest therein, and the inclusion of these common units herein shall not be deemed an admission of beneficial ownership of all of the reported common units for purposes of Section 16 or for any other purpose. Mr. Topper and entities controlled by Mr. Topper have pledged a total of 3,540,427 common units (representing approximately 9.3% of outstanding common units) pursuant to a loan. Mr. Topper retains beneficial ownership of the pledged shares in the absence of a default. Prior to entering into the pledge, the Board granted Mr. Topper a waiver from the Insider Trading Policy’s prohibition against unit pledges by any director or officer.

(6)

Mr. Reilly may be deemed to share beneficial ownership of 738,501 common units beneficially owned by the 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr. (the “Reilly Trust”) in his capacity as one of two trustees of the Reilly Trust.

(7)	These 6,956 units are held by Mr. Lynch’s wife and as a result, Mr. Lynch may be deemed to be the beneficial owner of such units.
(8)	Of the 8,601 units held, 5,356 are directly owned and 3,245 are held by the Joseph V. Topper, Jr. Irrevocable Agreement of Trust No. 1 f/b/o Maura E. Topper.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Lehigh Gas Partners LP 2012 Incentive Award Plan	60,418	n/a	642,826

(1)	excludes performance based awards, for which the number of units is not determinable

See Note 21 to the financial statements for a discussion of the material terms of the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of February 22, 2021, the Topper Group beneficially owned or controlled 48.9% of the Partnership’s common units.

As of February 22, 2021, John B. Reilly, III owned or controlled 2.5% of the Partnership’s common units.

The following is a description of related party transactions since January 1, 2020 to which the Partnership was or is a party, in which the amount involved exceeds $120,000 and in which a director, executive officer, holder of more than 5% of our common units or any member of their immediate family had or will have a direct or indirect material interest, other than the arrangements that are described under “Item 12-Potential Payments Upon Termination or Change in Control.” The terms of the transactions and agreements disclosed in this section were determined by and among related parties and, consequently, are not the result of arm’s length negotiations. Such terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms that could have been obtained from unrelated third parties.

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

Assuming we have sufficient cash available for distribution to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, the Topper Group and Mr. Reilly and their respective affiliates would receive an annual distribution of $34.1 million, collectively, on their common units.

Cash distributions to the Topper Group and Mr. Reilly and their respective affiliates amounted to $39.1 million in 2020.

In addition, we paid IDRs to the Topper Group amounting to $0.1 million in 2020.

Payments to our General Partner and its affiliates

The Topper Group and CrossAmerica have the right to negotiate the amount of the management fee on an annual basis, or more often as circumstances require.

The Partnership incurred $38.4 million in management fees under the Topper Group Omnibus Agreement for 2020.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our General Partner, is entitled to receive liquidating distributions according to their particular capital account balances.

Ownership of Our General Partner

Since November 19, 2019, the Topper Group has indirectly owned all of the membership interests of our General Partner.

Agreements with the Topper Group and Affiliates

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

Pursuant to the Topper Group Omnibus Agreement, DMI agreed, among other things, to provide, or cause to be provided, to the General Partner for the benefit of the Partnership, at cost without markup, certain management, administrative and operating services.

We incurred expenses under the Topper Group Omnibus Agreement, including costs for store level personnel at our company operated sites since our April 2020 acquisition of retail and wholesale assets totaling $38.4 million for 2020. Amounts payable to the Topper Group related to these transactions were $3.7 million at December 31, 2020. See Note 16 to the financial statements for more information.

Management Services and Term. Pursuant to the Topper Group Omnibus Agreement, DMI provides us, or causes to be provided to us, and our General Partner with management, administrative and operating services. These services include accounting, tax, legal, internal audit, risk management and compliance, environmental compliance and remediation management oversight, treasury, information technology and other administrative functions. The Topper Group provides the Partnership and our General Partner with personnel necessary to carry out these services and any other services necessary to operate the Partnership’s business as requested by the Partnership. We do not have any obligation to directly compensate the officers of our General Partner or employees of the Topper Group; however, the Partnership reimburses the Topper Group under the Topper Group Omnibus Agreement for its services to the General Partner and Partnership, as described in this section.

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

Lease Agreements for our Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We sublease office space from the Topper Group that the Topper Group leases from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $1.1 million for 2020.

Agreements with DMS

DMS is an entity affiliated with the family of Mr. Topper.

DMS was an operator of convenience stores that purchased a significant portion of its motor fuel requirements from us on a wholesale basis. Motor fuel was sold to DMS at our cost plus a fixed mark-up per gallon. DMS also leased certain retail site real estate from us in accordance with a master lease agreement. See Note 5 to the financial statements for information regarding the termination of the master fuel supply and lease agreements with DMS in connection with the acquisition of wholesale and retail assets.

Revenues from fuel sales and rental income from DMS for 2020 were as follows (in thousands):

Revenues from motor fuel sales to DMS	$27,127
Rental income from DMS	1,395

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are undertaken by Synergy Environmental, Inc., an entity affiliated with Mr. Topper, as approved by the conflicts committee of the Board. We incurred charges with this related party of $0.6 million for 2020. Accounts payable to this related party amounted to $0.1 million at December 31, 2020.

Environmental Compliance and Inventory Management Costs

We use certain environmental monitoring and inventory management equipment and services provided by an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.2 million for 2020.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board in connection with the April 2020 acquisition of retail and wholesale assets. Merchandise costs amounted to $14.4 million for 2020. Amounts payable to this related party amounted to $1.5 million at December 31, 2020.

Vehicle Lease

In connection with the services rendered under the Topper Group Omnibus Agreement, we lease certain vehicles from an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. Lease expense payable to this related party was $0.1 million for 2020.

Other Related Party Transactions

Revenues from TopStar, an entity affiliated with Joseph V. Topper, Jr., were $21.0 million for 2020. As discussed in Note 5 to the financial statements, effective April 14, 2020, we acquired wholesale fuel supply rights, including this supply contract, as part of the acquisition of retail and wholesale assets. Prior to April 14, 2020, we only leased motor fuel stations to TopStar.

The Partnership leases certain motor fuel stations from the Topper Group under cancelable operating leases. Rent expense under these agreements, including rent paid under the leases entered into in connection with the acquisition of retail and wholesale assets as further discussed in Note 5 to the financial statements, was $6.6 million for 2020.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee of the board of directors of our General Partner selected Grant Thornton LLP, or Grant Thornton, an independent registered public accounting firm, to audit our consolidated financial statements for 2020. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to this 2020 Annual Report on Form 10-K were approved by the audit committee.

The following table summarizes the aggregate Grant Thornton fees that were allocated to us for independent auditing, tax and related services for each of the last two fiscal years (in thousands):

	Year Ended December 31,
	2020	2019
Audit fees (1)	$1,234	$1,191
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$1,234	$1,191

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
2.1

Fuel Supply Contribution Agreement, dated as of June 15, 2015, by and among CST Brands, Inc., CST Services LLC and CrossAmerica Partners LP (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on June 15, 2015)

2.2

Real Estate Contribution Agreement, dated as of June 15, 2015, by and among CST Brands, Inc., CST Diamond Holdings LLC, Big Diamond, LLC, Skipper Beverage Company, LLC, CST Shamrock Stations, Inc., CST Arizona Stations, Inc., CrossAmerica Partners LP and Lehigh Gas Wholesale Services, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on June 15, 2015)

2.3

Master Lease Agreement, dated October 1, 2014, by and among Lehigh Gas Wholesale Services, Inc., as Landlord, and CAPL Operations I, LLC and CST Services LLC, as Tenants, as subsequently amended by Amendment to Master Lease Agreement, dated April 13, 2015, and Second Amendment to Master Lease Agreement, dated June 15, 2015 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2015)

2.4

Form of Addendum to Master Lease Agreement (incorporated by reference to Exhibit 2.4 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2015)

2.5

Fuel Distribution Agreement, dated January 1, 2015, by and among CST Marketing and Supply LLC, and certain subsidiaries of CST Services LLC (incorporated by reference to Exhibit 2.5 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2015)

2.6

Asset Exchange Agreement, dated December 17, 2018 between Circle K Stores Inc. and CrossAmerica Partners LP (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on December 17, 2018)

2.7

Exchange Agreement, dated as of November 19, 2019, between Circle K Stores, Inc. and CrossAmerica Partners LP (incorporated by reference to Exhibit 2.1 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 21, 2019) **+

3.1

Certificate of Limited Partnership of Lehigh Gas Partners LP (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 11, 2012)

3.2

Certificate of Amendment to Certificate of Limited Partnership of Lehigh Gas Partners LP (incorporated by referenced to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

3.3

First Amended and Restated Agreement of Limited Partnership of Lehigh Gas Partners LP, dated October 30, 2012, by and among Lehigh Gas Partners LP, Lehigh Gas GP LLC and Lehigh Gas Corporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 30, 2012)

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

10.5

Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Profits Interests, with one-year vesting, granted to directors from March 14, 2014 (incorporated by reference to Exhibit 10.6(c) to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 10, 2014)

10.6

Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Profits Interests granted to executive officers from March 14, 2014 (incorporated by reference to Exhibit 10.6(d) to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 10, 2014)

10.7

Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Phantom Units for Executive Officers with distribution equivalent rights (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2015)

10.8

Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Phantom Units for Non-Employee Directors with distribution equivalent rights from December 10, 2015 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 19, 2016)

10.9

Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Phantom Performance Units for Executive Officers and Employees with distribution equivalent rights from December 20, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 7, 2018)

10.10

Lehigh Gas Partners LP Executive Income Continuity Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 30, 2014)

Exhibit No.	Description
10.11

Lehigh Gas Partners LP Executive Income Continuity Plan (as amended) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 7, 2014)

10.12

First Amendment to Amended and Revised CrossAmerica Partners LP Executive Income Continuity Plan, dated September 14, 2016 (incorporated by reference as Exhibit 10.21 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 28, 2017)

10.13

Master Lease Agreement, dated May 28, 2014, by and among LGP Realty Holdings LP, Lehigh Gas Wholesale Services, Inc. and Lehigh Gas-Ohio, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 30, 2014)

10.14

Contribution Agreement, dated as of December 16, 2014, by and among CST Brands, Inc., CST Services LLC and CrossAmerica Partners LP (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 27, 2015)

10.15

Form of Indemnification Agreement for directors of the Board and certain officers of CrossAmerica GP LLC (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2017)

10.16

Second Amendment to the Amended and Revised CrossAmerica Partners LP Executive Income Continuity Plan, dated June 26, 2017 (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2017)

10.17

Award Agreement for Phantom Units for Non-Employee Directors with distribution equivalent rights (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 8, 2017)

10.18

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

10.19

Amendment to PMPA Franchise Agreement, dated January 1, 2019, by and between Lehigh Gas Wholesale LLC and Lehigh Gas-Ohio, LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 7, 2019)

10.20

Amendment to Master Lease Agreement, dated January 1, 2019, by and among LGP Realty Holdings LP, Lehigh Gas Wholesale Services, Inc. and Lehigh Gas-Ohio, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 7, 2019)

10.21

Sub-Jobber Agreement, dated as of May 21, 2019, between Circle K Stores Inc. and Lehigh Gas Wholesale LLC (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 22, 2019) **+

10.22

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

10.23

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

10.24

Transitional Omnibus Agreement, effective as of November 19, 2019, by and among CrossAmerica Partners LP, CrossAmerica GP LLC and Circle K Stores Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 21, 2019) **+

10.25

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
10.26

Termination Agreement, dated as of November 19, 2019, by and among CST Brands, LLC, Joseph V. Topper, Jr., 2004 Irrevocable Agreement of Trust of Joseph V. Topper, Sr. and Dunne Manning Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 21, 2019)

10.27

Equity Restructuring Agreement, dated January 15, 2020, among CrossAmerica Partners LP, CrossAmerica GP LLC, and Dunne Manning CAP Holdings II LLC (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on January 16, 2020)

10.28

Asset Purchase Agreement, dated January 15, 2020, among CrossAmerica Partners LP, with the sellers signatories thereto, including Dunne Manning Stores LLC, and certain of its affiliates (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on January 16, 2020)

10.29

Omnibus Agreement, effective as of January 1, 2020, by and among CrossAmerica Partners LP, CrossAmerica GP LLC and Dunne Manning Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on January 16, 2020) +

21.1 *	List of Subsidiaries of CrossAmerica Partners LP

23.1 *	Consent of Grant Thornton LLP

31.1 *	Certification of Principal Executive Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 *	Certification of Principal Financial Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*†	Certification of Principal Executive Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

32.2*†	Certification of Principal Financial Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

104 *	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith
†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
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
Charles M. Nifong, Jr.
President and Chief Executive Officer
(On behalf of the registrant, and in the capacity of Principal Executive Officer)

Date: March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2021.

Signature	Title

/s/ Joseph V. Topper, Jr.	Chairman of the Board of Directors
Joseph V. Topper, Jr.

/s/ John B. Reilly, III	Vice Chairman of the Board of Directors
John B. Reilly, III

/s/ Charles M. Nifong, Jr.	President, Chief Executive Officer and Director
Charles M. Nifong, Jr.	(Principal Executive Officer)

/s/ Eric M. Javidi	Chief Financial Officer
Eric M. Javidi	(Principal Financial Officer)

/s/ Jonathan E. Benfield	Chief Accounting Officer
Jonathan E. Benfield	(Principal Accounting Officer)

/s/ Keenan D. Lynch	General Counsel, Corporate Secretary and Director
Keenan D. Lynch

/s/ Justin A. Gannon	Director
Justin A. Gannon

/s/ Mickey Kim	Director
Mickey Kim

/s/ Maura Topper	Director
Maura Topper

/s/ Kenneth G. Valosky	Director
Kenneth G. Valosky