Form 10-Q
period 2021-03-31
CrossAmerica Partners LP
filed 2021-05-11
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 6, 2021, the registrant had outstanding 37,874,868 common units.

COMMONLY USED DEFINED TERMS

The following is a list of certain acronyms and terms generally used in the industry and throughout this document:

CrossAmerica Partners LP and subsidiaries:

CrossAmerica Partners LP	CrossAmerica, the Partnership, we, us, our

LGW	Lehigh Gas Wholesale LLC

LGPR	LGP Realty Holdings LP

LGWS	Lehigh Gas Wholesale Services, Inc. and subsidiaries

CrossAmerica Partners LP related parties at any point during 2020 or 2021:

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

Other Defined Terms:

2020 Bonus Plan

The 2020 Performance-Based Bonus Compensation Policy is one of the key components of “at-risk” compensation. The 2020 Bonus Plan is utilized to reward short-term performance achievements and to motivate and reward employees for their contributions toward meeting financial and strategic goals.

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Board	Board of Directors of our General Partner

BP	BP p.l.c.

CDC	The Centers for Disease Control and Prevention

Circle K	Circle K Stores Inc., a Texas corporation, and a wholly owned subsidiary of Alimentation Couche-Tard Inc. (TSX: ATD.A ATD.B)

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

CST Fuel Supply

CST Fuel Supply LP is indirectly owned by Circle K and is the parent of CST Marketing and Supply, LLC, CST’s wholesale motor fuel supply business, which provides wholesale fuel distribution to the majority of CST’s legacy U.S. retail convenience stores on a fixed markup per gallon. From July 1, 2015 through March 25, 2020, we owned a 17.5% limited partner interest in CST Fuel Supply.

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

CST Services	CST Services LLC, a wholly owned subsidiary of Circle K

DTW	Dealer tank wagon contracts, which are variable cent per gallon priced wholesale motor fuel distribution or supply contracts. DTW also refers to the pricing methodology under such contracts

EBITDA	Earnings before interest, taxes, depreciation, amortization and accretion, a non-GAAP financial measure

EMV	Payment method based upon a technical standard for smart payment cards, also referred to as chip cards

Equity Restructuring Agreement

On January 15, 2020, the Partnership entered into an Equity Restructuring Agreement with the General Partner and Dunne Manning CAP Holdings II LLC (“DM CAP Holdings”), a wholly owned subsidiary of DMP. Pursuant to the Equity Restructuring Agreement, all of the outstanding IDRs of the Partnership, all of which were held by DM CAP Holdings, were cancelled and converted into 2,528,673 newly-issued common units representing limited partner interests in the Partnership based on a value of $45 million and calculated using the 20 business day volume weighted average trading price of our common units ended five business days prior to the execution of the Equity Restructuring Agreement. This transaction closed on February 6, 2020.

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

Internal Revenue Code	Internal Revenue Code of 1986, as amended

IPO	Initial public offering of CrossAmerica Partners LP on October 30, 2012

LIBOR	London Interbank Offered Rate

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

i

Marathon	Marathon Petroleum Company LP

Motiva	Motiva Enterprises LLC

Partnership Agreement	Second Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated as of February 6, 2020

Predecessor Entity	Wholesale distribution contracts and real property and leasehold interests contributed to the Partnership in connection with the IPO

SEC	U.S. Securities and Exchange Commission

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$954	$513
Accounts receivable, net of allowances of $344 and $429, respectively	31,001	28,519
Accounts receivable from related parties	935	931
Inventory	24,357	23,253
Assets held for sale	10,548	9,898
Other current assets	13,069	11,707
Total current assets	80,864	74,821
Property and equipment, net	561,762	570,856
Right-of-use assets, net	170,116	167,860
Intangible assets, net	88,340	92,912
Goodwill	88,764	88,764
Other assets	20,091	19,129
Total assets	$1,009,937	$1,014,342

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$2,677	$2,631
Current portion of operating lease obligations	32,977	31,958
Accounts payable	67,197	63,978
Accounts payable to related parties	5,855	5,379
Accrued expenses and other current liabilities	22,028	23,267
Motor fuel and sales taxes payable	20,594	19,735
Total current liabilities	151,328	146,948
Debt and finance lease obligations, less current portion	539,841	527,299
Operating lease obligations, less current portion	143,017	141,380
Deferred tax liabilities, net	15,189	15,022
Asset retirement obligations	41,590	41,450
Other long-term liabilities	31,566	32,575
Total liabilities	922,531	904,674

Commitments and contingencies

Equity:
Common units—37,874,868 and 37,868,046 units issued and outstanding at March 31, 2021 and December 31, 2020, respectively	87,614	112,124
Accumulated other comprehensive loss	(208)	(2,456)
Total equity	87,406	109,668
Total liabilities and equity	$1,009,937	$1,014,342

See Condensed Notes to Consolidated Financial Statements.

iii

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except unit and per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating revenues (a)	$657,284	$391,695
Costs of sales (b)	602,416	355,966
Gross profit	54,868	35,729

Income from CST Fuel Supply equity interests	—	3,202
Operating expenses:
Operating expenses (c)	29,403	10,723
General and administrative expenses	7,650	4,480
Depreciation, amortization and accretion expense	18,031	17,227
Total operating expenses	55,084	32,430
(Loss) gain on dispositions and lease terminations, net	(648)	70,931
Operating (loss) income	(864)	77,432
Other income, net	88	137
Interest expense	(3,497)	(5,540)
(Loss) income before income taxes	(4,273)	72,029
Income tax benefit	(306)	(32)
Net (loss) income	(3,967)	72,061
IDR distributions	—	(133)
Net (loss) income available to limited partners	$(3,967)	$71,928

Basic and diluted earnings per common unit	$(0.10)	$2.00

Weighted-average limited partner units:
Basic common units	37,869,259	35,994,972
Diluted common units (d)	37,891,130	35,995,933

Supplemental information:
(a) includes excise taxes of:	$43,705	$14,937
(a) includes rent income of:	20,472	22,688
(b) excludes depreciation, amortization and accretion
(b) includes rent expense of:	5,913	6,920
(c) includes rent expense of:	3,196	—
(d) Diluted common units were not used in the calculation of diluted earnings per common unit for the three months ended March 31, 2021 because to do so would have been antidilutive.

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(3,967)	$72,061
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	18,031	17,227
Amortization of deferred financing costs	260	261
Credit loss expense	31	91
Deferred income tax benefit	(590)	(136)
Equity-based employee and director compensation expense	368	31
Loss (gain) on dispositions and lease terminations, net	648	(70,931)
Changes in operating assets and liabilities, net of acquisitions	2,887	(810)
Net cash provided by operating activities	17,668	17,794

Cash flows from investing activities:
Principal payments received on notes receivable	47	87
Proceeds from Circle K in connection with CST Fuel Supply Exchange	—	15,935
Proceeds from sale of assets	931	5,032
Capital expenditures	(10,621)	(5,382)
Net cash (used in) provided by investing activities	(9,643)	15,672

Cash flows from financing activities:
Borrowings under the revolving credit facility	34,500	19,000
Repayments on the revolving credit facility	(21,539)	(26,500)
Payments of long-term debt and finance lease obligations	(633)	(595)
Distributions paid on distribution equivalent rights	(31)	(1)
Distributions paid to holders of the IDRs	—	(133)
Distributions paid on common units	(19,881)	(18,110)
Net cash used in financing activities	(7,584)	(26,339)
Net increase in cash and cash equivalents	441	7,127

Cash and cash equivalents at beginning of period	513	1,780
Cash and cash equivalents at end of period	$954	$8,907

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

(Unaudited)

	Limited Partners’ Interest		Incentive	Accumulated other
	Common Unitholders		Distribution Rights	comprehensive loss	Total Equity
	Units	Dollars	Dollars	Dollars	Dollars
Balance at December 31, 2020	37,868,046	$112,124	$—	$(2,456)	$109,668
Net loss	—	(3,967)	—	—	(3,967)
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	—	2,017	2,017
Realized loss on interest rate swap contracts reclassified from AOCI into interest expense	—	—	—	231	231
Total other comprehensive income	—	—	—	2,248	2,248
Comprehensive (loss) income	—	(3,967)	—	2,248	(1,719)
Issuance of units related to 2020 Bonus Plan	6,822	126	—	—	126
Tax effect from intra-entity transfer of assets	—	(757)	—	—	(757)
Distributions paid	—	(19,912)	—	—	(19,912)
Balance at March 31, 2021	37,874,868	$87,614	$—	$(208)	$87,406

Balance at December 31, 2019	34,494,441	$78,397	$—	$—	$78,397
Net income	—	71,928	133	—	72,061
Other comprehensive loss
Unrealized loss on interest rate swap contracts	—	—	—	(786)	(786)
Realized gain on interest rate swap contract reclassified from AOCI into interest expense	—	—	—	(11)	(11)
Total other comprehensive loss	—	—	—	(797)	(797)
Comprehensive income (loss)	—	71,928	133	(797)	71,264
Issuance of units to the Topper Group in connection with the Equity Restructuring Agreement	2,528,673	—	—	—	—
Distributions paid	—	(18,111)	(133)	—	(18,244)
Balance at March 31, 2020	37,023,114	$132,214	$—	$(797)	$131,417

See Condensed Notes to Consolidated Financial Statements.

Note 1.DESCRIPTION OF BUSINESS AND OTHER DISCLOSURES

Our business consists of:

•	the wholesale distribution of motor fuels;
•	the owning or leasing of retail sites used in the retail distribution of motor fuels and, in turn, generating rental income from the lease or sublease of the retail sites;
•	the retail sale of motor fuels to end customers at retail sites operated by commission agents or, since April 14, 2020, ourselves; and
•	since April 14, 2020, the operation of retail sites, including the sale of convenience merchandise to end customers. We had no company operated sites from September 30, 2019 through April 14, 2020.

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

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2020 has been derived from our audited financial statements and notes thereto as of that date.

Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters. The COVID-19 Pandemic has impacted our business and these seasonal trends typical in our business. See the “COVID-19 Pandemic” section below.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Accounting Policies

Certain new accounting pronouncements have become effective for our financial statements during 2021, but the adoption of these pronouncements did not materially impact our financial position, results of operations or disclosures.

Concentration Risk

Approximately 12% of our rent income for the three months ended March 31, 2021 and 2020 was from one multi-site operator.

For the three months ended March 31, 2021, our wholesale business purchased approximately 33%, 23%, 12% and 10% of its motor fuel from ExxonMobil, BP, Motiva and Marathon, respectively. For the three months ended March 31, 2020, our wholesale business purchased approximately 24%, 23%, 13% and 11% of its motor fuel from ExxonMobil, BP, Motiva and Circle K, respectively. No other fuel suppliers accounted for 10% or more of our motor fuel purchases during the three months ended March 31, 2021 and 2020.

Approximately 17% and 15% of our motor fuel gallons sold for the three months ended March 31, 2021 and 2020, respectively, were delivered by one carrier.

Prior Year Acquisitions

We completed six tranches of the asset exchange with Circle K on May 21, 2019, September 5, 2019, February 25, 2020, April 7, 2020, May 5, 2020 and September 15, 2020. With the closing of the sixth tranche, the transactions contemplated under the Asset Exchange Agreement we entered into with Circle K on December 17, 2018 (“Asset Exchange Agreement”) have concluded. Through these transactions, we acquired 191 sites in exchange for the real property at 56 sites as well as 17 sites previously owned and operated by the Partnership. Although we no longer collect rent from the sites divested in these transactions, we continue to distribute fuel on a wholesale basis to them.

Effective March 25, 2020, we closed on the CST Fuel Supply Exchange. Through this transaction, we acquired 33 sites, wholesale fuel supply to 331 additional sites and $14.1 million in proceeds in exchange for our investment in CST Fuel Supply.

On April 14, 2020, we closed on the acquisition of retail and wholesale assets. Through these transactions, we expanded the retail operations of the Partnership by 169 sites (154 company operated sites and 15 commission sites) through a combination of (1) entering into new leasing arrangements with related parties as the lessee for 62 sites and (2) terminating contracts where we were previously the lessor and fuel supplier under dealer arrangements for 107 sites which then became company operated sites. As a result of the Asset Purchase Agreement, we have expanded our wholesale fuel distribution by 110 sites, including 53 third-party wholesale dealer contracts, and supply of the 62 newly leased sites.

COVID-19 Pandemic

During the first quarter of 2020, an outbreak of a novel strain of coronavirus spread worldwide, including to the U.S., posing public health risks that have reached pandemic proportions.

We experienced a sharp decrease in fuel volume in mid-to-late March 2020. Although fuel volumes have largely recovered during the second half of 2020 and first quarter of 2021, we cannot predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flows. Sustained decreases in fuel volume or erosion of margin could have a material adverse effect on our results of operations, cash flow, financial position and ultimately our ability to pay distributions.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. ASSETS HELD FOR SALE

We have classified 28 sites and 25 sites as held for sale at March 31, 2021 and December 31, 2020, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Land	$8,780	$7,889
Buildings and site improvements	2,302	2,784
Equipment	1,278	1,152
Total	12,360	11,825
Less accumulated depreciation	(1,812)	(1,927)
Assets held for sale	$10,548	$9,898

The Partnership has reprioritized divesting lower performing assets. During the three months ended March 31, 2021, we sold three properties for $0.9 million in proceeds, resulting in an insignificant net loss. During the three months ended March 31, 2020, we sold six properties for $5.0 million in proceeds, resulting in a net gain of $1.6 million.

Note 3. INVENTORIES

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Retail site merchandise	$11,437	$11,969
Motor fuel	12,920	11,284
Inventories	$24,357	$23,253

Note 4. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Land	$238,614	$241,585
Buildings and site improvements	283,835	284,593
Leasehold improvements	10,635	10,684
Equipment	245,352	236,420
Construction in progress	11,764	15,919
Property and equipment, at cost	790,200	789,201
Accumulated depreciation and amortization	(228,438)	(218,345)
Property and equipment, net	$561,762	$570,856

We recorded impairment charges of $2.3 million and $5.2 million during the three months ended March 31, 2021 and 2020, respectively, included within depreciation, amortization and accretion expenses on the statements of operations. These impairment charges were primarily related to sites initially classified within assets held for sale in connection with our ongoing real estate rationalization effort.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	March 31, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$187,643	$(100,223)	$87,420	$187,643	$(95,694)	$91,949
Trademarks/licenses	1,898	(1,128)	770	1,898	(1,115)	783
Covenant not to compete	4,552	(4,402)	150	4,552	(4,372)	180
Total intangible assets	$194,093	$(105,753)	$88,340	$194,093	$(101,181)	$92,912

Note 6. DEBT

Our balances for long-term debt and finance lease obligations were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Revolving credit facility	$526,141	$513,180
Finance lease obligations	19,374	20,007
Total debt and finance lease obligations	545,515	533,187
Current portion	2,677	2,631
Noncurrent portion	542,838	530,556
Deferred financing costs, net	2,997	3,257
Noncurrent portion, net of deferred financing costs	$539,841	$527,299

Our revolving credit facility is secured by substantially all of our assets. Letters of credit outstanding at March 31, 2021 and December 31, 2020 totaled $4.0 million. The amount of availability under the credit facility at March 31, 2021, after taking into consideration debt covenant restrictions, was $115.4 million.

Financial Covenants and Interest Rate

The credit facility contains certain financial covenants. We are required to maintain a consolidated leverage ratio for the most recently completed four fiscal quarters of 4.75 to 1.00. Such threshold is increased to 5.50 to 1.00 for the quarter during a specified acquisition period (as defined in the credit facility). Upon the occurrence of a qualified note offering (as defined in the credit facility), the consolidated leverage ratio when not in a specified acquisition period is increased to 5.25 to 1.00, while the specified acquisition period threshold remains 5.50 to 1.00. Upon the occurrence of a qualified note offering, we are also required to maintain a consolidated senior secured leverage ratio (as defined in the credit facility) for the most recently completed four fiscal quarter period of not greater than 3.75 to 1.00. Such threshold is increased to 4.00 to 1.00 for the quarter during a specified acquisition period. We are also required to maintain a consolidated interest coverage ratio (as defined in the credit facility) of at least 2.50 to 1.00. As of March 31, 2021, we were in compliance with these financial covenants.

Our borrowings under the revolving credit facility had a weighted-average interest rate of 2.1% as of March 31, 2021 (LIBOR plus an applicable margin, which was 2.0% as of March 31, 2021).

See Note 7 for information related to our interest rate swap contracts.

Note 7. INTEREST RATE SWAP CONTRACTS

The interest payments on our credit facility vary based on monthly changes in the one-month LIBOR and changes, if any, in the applicable margin, which is based on our leverage ratio as further discussed in Note 6. To hedge against interest rate volatility on our variable rate borrowings under the credit facility, on March 26, 2020, we entered into an interest rate swap contract. The interest rate swap contract has a notional amount of $150 million, a fixed rate of 0.495% and matures on April 1, 2024. On April 15, 2020, we entered into two additional interest rate swap contracts, each with notional amounts of $75 million, a fixed rate of 0.38% and that mature on April 1, 2024. All of these interest rate swap contracts have been designated as cash flow hedges and are expected to be highly effective.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of these interest rate swap contracts, which is included in accrued expenses and other current liabilities and other long-term liabilities, totaled $0.2 million and $2.5 million at March 31, 2021 and December 31, 2020, respectively. See Note 10 for additional information on the fair value of the interest rate swap contracts.

We report the unrealized gains and losses on our interest rate swap contracts designated as highly effective cash flow hedges as a component of other comprehensive income and reclassify such gains and losses into earnings in the same period during which the hedged interest expense is recorded. We recognized a net realized loss from settlements of the interest rate swap contracts of $0.2 million and an insignificant amount for the three months ended March 31, 2021 and 2020, respectively.

We currently estimate that a loss of $1.0 million will be reclassified from accumulated other comprehensive loss into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Note 8. RELATED-PARTY TRANSACTIONS

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from motor fuel sales and rental income from DMS for the three months ended March 31, 2020 were as follows (in thousands):

Revenues from motor fuel sales to DMS	$22,109
Rental income from DMS	1,213

As a result of the acquisition of retail and wholesale assets, as of April 14, 2020, we no longer have any revenue from DMS.

Revenues from TopStar, an entity affiliated with Joseph V. Topper, Jr., were $11.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. Accounts receivable from TopStar were $0.8 million and $0.7 million at March 31, 2021 and December 31, 2020, respectively. Effective April 14, 2020, we acquired wholesale fuel supply rights, including this supply contract, as part of the acquisition of retail and wholesale assets. Prior to April 14, 2020, we were only leasing motor fuel stations to TopStar.

CrossAmerica leases real estate from the Topper Group. Rent expense under these lease agreements, including rent paid under the leases entered into in connection with the acquisition of retail and wholesale assets, was $2.3 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

Topper Group Omnibus Agreement

We incurred expenses under the Topper Group Omnibus Agreement, including costs for store level personnel at our company operated sites since our April 2020 acquisition of retail and wholesale assets, totaling $12.8 million and $3.5 million for the three months ended March 31, 2021 and 2020, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statement of operations. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Topper Group Omnibus Agreement totaled $3.7 million at March 31, 2021 and December 31, 2020.

IDR and Common Unit Distributions

We distributed $9.7 million and $7.9 million to the Topper Group related to its ownership of our common units during the three months ended March 31, 2021 and 2020, respectively. We distributed $0.1 million to the Topper Group related to its ownership of our IDRs during the three months ended March 31, 2020. On February 6, 2020, we closed on the Equity Restructuring Agreement that eliminated the IDRs.

Maintenance and Environmental Costs

Certain maintenance and environmental remediation activities are performed by an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. We incurred charges with to this related party of $0.4 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. Accounts payable to this related party amounted to $0.1 million at March 31, 2021 and December 31, 2020.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental Compliance and Inventory Management Costs

We use certain environmental monitoring and inventory management equipment and services provided by an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.1 million for the three months ended March 31, 2021.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board in connection with the April 2020 acquisition of retail and wholesale assets. Merchandise costs amounted to $4.2 million for three months ended March 31, 2021. Amounts payable to this related party amounted to $1.8 million and $1.5 million at March 31, 2021 and December 31, 2020, respectively.

Vehicle Lease

In connection with the services rendered under the Topper Group Omnibus Agreement, we lease certain vehicles from an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. Lease expense was insignificant for the three months ended March 31, 2021.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We sublease office space from the Topper Group that the Topper Group leases from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

Public Relations and Website Consulting Services

We have engaged a company affiliated with a member of the Board for public relations and website consulting services. The cost of these services was insignificant for the three months ended March 31, 2021 and 2020.

Note 9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. In the event we fail to purchase the required minimum volume for a given contract year, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. We did not incur any significant penalties during the three months ended March 31, 2021 or 2020.

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

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $4.0 million and $3.9 million at March 31, 2021 and December 31, 2020, respectively. Indemnification assets related to third-party escrow funds, state funds or insurance recorded on the balance sheet within other current assets and other noncurrent assets totaled $3.1 million at March 31, 2021 and December 31, 2020. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

Environmental liabilities related to the sites contributed to the Partnership in connection with our IPO have not been assigned to us and are still the responsibility of the Predecessor Entity. The Predecessor Entity indemnified us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO for contributed sites. As such, these environmental liabilities and indemnification assets are not recorded on the balance sheet of the Partnership.

Similarly, we have generally been indemnified with respect to known contamination at sites acquired from third parties. As such, these environmental liabilities and indemnification assets are also not recorded on the balance sheet of the Partnership.

Note 10. FAIR VALUE MEASUREMENTS

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels in 2021 or 2020.

As further discussed in Note 7, we entered into interest rate swap contracts during 2020 and remeasure the fair value of such contracts on a recurring basis each balance sheet date. We used an income approach to measure the fair value of these contracts, utilizing a forward LIBOR yield curve for the same period as the future interest rate swap settlements. These fair value measurements are classified as Level 2.

As further discussed in Note 11, we have accrued for unvested phantom units and phantom performance units as a liability and adjust that liability on a recurring basis based on the market price of our common units each balance sheet date. These fair value measurements are classified as Level 1.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of March 31, 2021 and December 31, 2020 due to the short-term maturity of these instruments. The fair value of the revolving credit facility approximated its carrying values as of March 31, 2021 and December 31, 2020 due to the frequency with which interest rates are reset and the consistency of the market spread.

Note 11. EQUITY-BASED COMPENSATION

Equity-based compensation expense was $0.2 million and insignificant for the three months ended March 31, 2021 and 2020, respectively. The liability for equity-based awards was $0.3 million and insignificant at March 31, 2021 and December 31, 2020, respectively.

Phantom Units

In February 2021, the Partnership granted 1,509 phantom units to each of three non-employee directors of the Board as a portion of director compensation. Such awards will vest in July 2021, conditioned upon continuous service as non-employee directors. These awards were accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of our common units.

Note 12. INCOME TAXES

As a limited partnership, we are not subject to federal and state income taxes. However, our corporate subsidiaries are subject to income taxes. Income tax attributable to our taxable income (including any dividend income from our corporate subsidiaries), which may differ significantly from income for financial statement purposes, is assessed at the individual limited partner unitholder level. We are subject to a statutory requirement that non-qualifying income, as defined by the Internal Revenue Code, cannot exceed 10% of total gross income for the calendar year. If non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. The non-qualifying income did not exceed the statutory limit in any annual period.

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

We recorded an income tax benefit of $0.3 million and an insignificant amount for the three months ended March 31, 2021 and 2020, respectively, as a result of the losses incurred by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only LGWS is subject to income tax.

Note 13. NET INCOME PER LIMITED PARTNER UNIT

We compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income as specified in the Partnership Agreement. Net income per unit applicable to limited partners is computed by dividing the limited partners’ interest in net income, after deducting the IDRs, by the weighted-average number of outstanding common units.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Distributions paid	$19,912	$18,111
Allocation of distributions in excess of net income	(23,879)	53,817
Limited partners’ interest in net income - basic and diluted	$(3,967)	$71,928
Denominator:
Weighted-average limited partnership units outstanding - basic	37,869,259	35,994,972
Adjustment for phantom and phantom performance units (a)	—	961
Weighted-average limited partnership units outstanding - diluted	37,869,259	35,995,933
Net income per limited partnership unit - basic and diluted	$(0.10)	$2.00

Distributions paid per common unit	$0.5250	$0.5250
Distributions declared (with respect to each respective period) per common unit	$0.5250	$0.5250

(a)

21,871 potentially dilutive common units were not included in the calculation of diluted earnings per common unit for the three months ended March 31, 2021 because to do so would have been antidilutive.

Distributions

Distribution activity for 2021 is as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2020	February 2, 2021	February 9, 2021	$0.5250	$19,912
March 31, 2021	May 4, 2021	May 11, 2021	0.5250	19,915

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Note 14. SEGMENT REPORTING

We conduct our business in two segments: 1) the Wholesale segment and 2) the Retail segment. The wholesale segment includes the wholesale distribution of motor fuel to lessee dealers, independent dealers, commission agents, DMS (through the closing of the acquisition of retail and wholesale assets) and company operated retail sites. We have exclusive motor fuel distribution contracts with lessee dealers who lease the property from us. We also have exclusive distribution contracts with independent dealers to distribute motor fuel but do not collect rent from the independent dealers. Similar to lessee dealers, we had motor fuel distribution and lease agreements with DMS (through the closing of the acquisition of retail and wholesale assets). The Retail segment includes the retail sale of motor fuel at retail sites operated by commission agents and the sale of convenience merchandise items and the retail sale of motor fuel at company operated sites. A commission agent is a retail site where we retain title to the motor fuel inventory and sell it directly to our end user customers. At commission agent retail sites, we manage motor fuel inventory pricing and retain the gross profit on motor fuel sales, less a commission to the agent who operates the retail site. Similar to our Wholesale segment, we also generate revenues through leasing or subleasing real estate in our Retail segment.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended March 31, 2021
Revenues from fuel sales to external customers	$398,493	$197,487	$—	$595,980
Intersegment revenues from fuel sales	144,452	—	(144,452)	—
Revenues from food and merchandise sales	—	37,839	—	37,839
Rent income	17,700	2,772	—	20,472
Other revenue	1,134	1,859	—	2,993
Total revenues	$561,779	$239,957	$(144,452)	$657,284

Operating income (loss)	$24,905	$293	$(26,062)	$(864)

Three Months Ended March 31, 2020
Revenues from fuel sales to external customers	$302,123	$65,769	$—	$367,892
Intersegment revenues from fuel sales	47,906	—	(47,906)	—
Rent income	20,468	2,220	—	22,688
Other revenue	1,115	—	—	1,115
Total revenues	$371,612	$67,989	$(47,906)	$391,695

Income from CST Fuel Supply equity interests	$3,202	$—	$—	$3,202
Operating income	$29,265	$395	$47,772	$77,432

From the date of conversion of the 46 company operated sites to dealer operated sites in the third quarter of 2019 through April 14, 2020, we did not have any company operated sites.

Receivables relating to the revenue streams above are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Receivables from fuel and merchandise sales	$26,741	$23,800
Receivables for rent and other lease-related charges	5,195	5,650
Total accounts receivable	$31,936	$29,450

Performance obligations are satisfied as fuel is delivered to the customer and as merchandise is sold to the consumer. Many of our fuel contracts with our customers include minimum purchase volumes measured on a monthly basis, although such revenue is not material. Receivables from fuel are recognized on a per-gallon rate and are generally collected within 10 days of delivery.

The balance of unamortized costs incurred to obtain certain contracts with customers was $8.7 million and $8.3 million at March 31, 2021 and December 31, 2020, respectively. Amortization of such costs is recorded against operating revenues and amounted to $0.3 million for the three months ended March 31, 2021 and 2020.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Decrease (increase):
Accounts receivable	$(2,512)	$9,238
Accounts receivable from related parties	(4)	2,612
Inventories	(1,104)	1,840
Other current assets	(1,359)	479
Other assets	(892)	(423)
Increase (decrease):
Accounts payable	3,063	(10,498)
Accounts payable to related parties	529	482
Motor fuel and sales taxes payable	859	(2,402)
Accrued expenses and other current liabilities	733	(1,570)
Other long-term liabilities	3,574	(568)
Changes in operating assets and liabilities, net of acquisitions	$2,887	$(810)

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for interest	$2,996	$5,330
Cash paid for income taxes, net of refunds received	(14)	(5)

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Three Months Ended March 31,
	2021	2020
Lease liabilities arising from obtaining right-of-use assets	$9,156	$7,351
Net assets acquired in connection with the asset exchange tranches with Circle K	—	(10,965)
Net assets acquired in connection with the CST Fuel Supply Exchange with Circle K	—	(55,282)

Note 16. SUBSEQUENT EVENT – ACQUISITION OF ASSETS FROM 7-ELEVEN

On April 28, 2021, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with 7-Eleven, Inc. (“7-Eleven”), pursuant to which we have agreed to purchase certain assets related to the ownership and operations of 106 company-operated sites (90 fee; 16 leased) located in the Mid-Atlantic and Northeast regions of the U.S. (collectively, the “Properties”) for an aggregate purchase price of $263.0 million, subject to adjustment in accordance with the terms of the Asset Purchase Agreement. The assets are being sold by 7-Eleven as part of a divestiture process in connection with its previously announced acquisition of the Speedway business from Marathon Petroleum Corporation (“MPC”).

The assets to be purchased by CrossAmerica include real property and leasehold rights to the Properties, and all inventory and other assets located at the Properties, other than specific excluded assets, such as rights to intellectual property or rights with respect to “7-Eleven” or “Speedway” branding. The vast majority of the sites are currently operating under the Speedway brand, and all sites will be rebranded in connection with the closing of such site pursuant to the Asset Purchase Agreement. We also will assume certain specified liabilities associated with the assets. We expect to finance the transaction through undrawn capacity under our existing revolving credit facility, cash on hand, and/or additional debt financing from other sources.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We expect to close the acquisition of the Properties on a rolling site-by-site basis, and the initial closing is subject to the satisfaction or waiver of certain closing conditions, including consummation of the transactions contemplated by the Purchase and Sale Agreement, dated August 2, 2020, between MPC and 7-Eleven (the “Marathon PSA”), the acceptance by the U.S. Federal Trade Commission (the “FTC”) for public comment of an agreement containing consent orders and a proposed order pursuant to applicable FTC rules, and certain other customary conditions to closing.

The Asset Purchase Agreement contains customary representations, warranties, agreements and obligations of the parties, including covenants regarding the conduct of the business at the Properties prior to the applicable closing of such Property.

The Asset Purchase Agreement also is subject to termination under certain circumstances, including if the FTC does not accept the Asset Purchase Agreement, notifies the parties that it will not submit the Asset Purchase Agreement for commission approval, or makes a formal determination that the Asset Purchase Agreement does not help to resolve the antitrust concerns related to the transactions contemplated by the Marathon PSA.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

You should consider the risks and uncertainties described above and elsewhere in this report as well as those set forth in the section entitled “Risk Factors” in our Form 10-K in connection with considering any forward-looking statements that may be made by us and our businesses generally. We cannot assure you that anticipated results or events reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements included in this report are made as of the date of this report. We undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events after the date of this report, except as required by law.

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

MD&A is organized as follows:

•	Recent Developments—This section describes significant recent developments, including our pending acquisition of certain assets from 7-Eleven, Inc.
•

Significant Factors Affecting Our Profitability—This section describes the significant impact on our results of operations caused by crude oil commodity price volatility, seasonality and acquisition and financing activities.

•

Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three months ended March 31, 2021 and 2020 and non-GAAP financial measures.

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

Recent Developments

Subsequent Event – Acquisition of Assets from 7-Eleven

On April 28, 2021, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with 7-Eleven, Inc. (“7-Eleven”), pursuant to which we have agreed to purchase certain assets related to the ownership and operations of 106 company-operated sites (90 fee; 16 leased) located in the Mid-Atlantic and Northeast regions of the U.S. (collectively, the “Properties”) for an aggregate purchase price of $263.0 million, subject to adjustment in accordance with the terms of the Asset Purchase Agreement. The assets are being sold by 7-Eleven as part of a divestiture process in connection with its previously announced acquisition of the Speedway business from Marathon Petroleum Corporation (“MPC”).

The assets to be purchased by CrossAmerica include real property and leasehold rights to the Properties, and all inventory and other assets located at the Properties, other than specific excluded assets, such as rights to intellectual property or rights with respect to “7-Eleven” or “Speedway” branding. The vast majority of the sites are currently operating under the Speedway brand, and all sites will be rebranded in connection with the closing of such site pursuant to the Asset Purchase Agreement. We also will assume certain specified liabilities associated with the assets. We expect to finance the transaction through undrawn capacity under our existing revolving credit facility, cash on hand, and/or additional debt financing from other sources.

We expect to close the acquisition of the Properties on a rolling site-by-site basis, and the initial closing is subject to the satisfaction or waiver of certain closing conditions, including consummation of the transactions contemplated by the Purchase and Sale Agreement, dated August 2, 2020, between MPC and 7-Eleven (the “Marathon PSA”), the acceptance by the U.S. Federal Trade Commission (the “FTC”) for public comment of an agreement containing consent orders and a proposed order pursuant to applicable FTC rules, and certain other customary conditions to closing.

The Asset Purchase Agreement contains customary representations, warranties, agreements and obligations of the parties, including covenants regarding the conduct of the business at the Properties prior to the applicable closing of such Property.

The Asset Purchase Agreement also is subject to termination under certain circumstances, including if the FTC does not accept the Asset Purchase Agreement, notifies the parties that it will not submit the Asset Purchase Agreement for commission approval, or makes a formal determination that the Asset Purchase Agreement does not help to resolve the antitrust concerns related to the transactions contemplated by the Marathon PSA.

COVID-19 Pandemic

During the first quarter of 2020, an outbreak of a novel strain of coronavirus spread worldwide, including to the U.S., posing public health risks that have reached pandemic proportions. We experienced a sharp decrease in fuel volume in mid-to-late March 2020. Although fuel volumes have largely recovered during the second half of 2020 and first quarter of 2021, we cannot predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flows. Sustained decreases in fuel volume or erosion of margin could have a material adverse effect on our results of operations, cash flow, financial position and ultimately our ability to pay distributions.

Significant Factors Affecting our Profitability

The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit

Wholesale segment

The prices paid to our motor fuel suppliers for wholesale motor fuel (which affects our cost of sales) are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations. We receive a fixed mark-up per gallon on approximately 71% of gallons sold to our customers. The remaining gallons are primarily DTW priced contracts, including intersegment sales to the Retail segment. These contracts provide for variable, market-based pricing that results in motor fuel gross profit effects similar to retail motor fuel gross profits (as crude oil prices decline, motor fuel gross profit generally increases, as discussed in our Retail segment below). The increase in DTW gross profit results from the cost of wholesale motor fuel declining at a faster rate as compared to the rate that retail motor fuel prices decline. Conversely, our DTW motor fuel gross profit generally declines when the cost of wholesale motor fuel increases at a faster rate as compared to the rate that retail motor fuel prices increase.

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

We typically experience lower retail motor fuel gross profits in periods when the wholesale cost of motor fuel increases, and higher retail motor fuel gross profits in periods when the wholesale cost of motor fuel declines. Since the Wholesale segment supplies all fuel requirements to the Retail segment, a portion of that volatility is absorbed by the Wholesale segment.

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
•

We completed the final four tranches of the asset exchange with Circle K on February 25, 2020, April 7, 2020, May 5, 2020 and September 15, 2020. With the closing of the sixth tranche, the transactions contemplated under the Asset Exchange have concluded.

•	Effective March 25, 2020, we closed on the CST Fuel Supply Exchange.
•	On April 14, 2020, we closed on the acquisition of retail and wholesale assets.

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating revenues	$657,284	$391,695
Costs of sales	602,416	355,966
Gross profit	54,868	35,729

Income from CST Fuel Supply equity interests	—	3,202
Operating expenses:
Operating expenses	29,403	10,723
General and administrative expenses	7,650	4,480
Depreciation, amortization and accretion expense	18,031	17,227
Total operating expenses	55,084	32,430
(Loss) gain on dispositions and lease terminations, net	(648)	70,931
Operating (loss) income	(864)	77,432
Other income, net	88	137
Interest expense	(3,497)	(5,540)
(Loss) income before income taxes	(4,273)	72,029
Income tax benefit	(306)	(32)
Net (loss) income	(3,967)	72,061
IDR distributions	—	(133)
Net (loss) income available to limited partners	$(3,967)	$71,928

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Consolidated Results

Operating revenues increased $266 million (68%) and gross profit increased $19 million (54%).

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $190 million (51%) increase in our Wholesale segment revenues primarily attributable to a 32% increase in volume primarily as a result of volume generated by the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets (the average number of sites with wholesale fuel distribution increased 30% from the first quarter of 2020 to the first quarter of 2021), partially offset by the impact of the COVID-19 Pandemic. In addition, the average daily spot price of WTI crude oil increased 28% to $58.09 per barrel for the first quarter of 2021, compared to $45.34 per barrel for the first quarter of 2020. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

•

A $172 million (253%) increase in our Retail segment revenues primarily attributable to the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange, (the average total system sites increased 109% from the first quarter of 2020 to the first quarter of 2021). Volume increased 171% for the first quarter of 2021 compared to the first quarter of 2020. The average retail fuel price increased 11% between those same periods due primarily to the increase in wholesale motor fuel prices as noted above. In addition, merchandise revenues were $37.8 million for the first quarter of 2021 whereas we had no company operated sites for the first quarter of 2020.

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

Our intersegment revenues increased $97 million (202%), primarily attributable to the incremental intersegment revenues generated by the company operated and commission sites acquired in the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange.

Cost of sales

Cost of sales increased $246 million (69%) as a result of the impact of the increase in sites acquired in the asset exchanges with Circle K, the CST Fuel Supply Exchange, the acquisition of retail and wholesale assets as well as the increase in wholesale motor fuel prices discussed above. See “Results of Operations—Segment Results” for additional gross profit analyses.

Gross profit

The increase in gross profit was primarily driven by increases in motor fuel and merchandise gross profit driven by 1) the CST Fuel Supply Exchange, which primarily resulted in an increase in fuel margin and a decrease in income from CST Fuel Supply equity interests; and 2) the acquisition of retail and wholesale assets, which primarily resulted in an increase in fuel margin and merchandise margin and a decrease in lease margin. See “Results of Operations—Segment Results” for additional gross profit analyses.

Income from CST Fuel Supply equity interests and Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses increased $3.2 million (71%) primarily driven by a $0.9 million increase in management fees related to the increase in headcount and overall higher general and administrative expenses stemming from the April 2020 acquisition of retail and wholesale assets. Additionally, acquisition-related costs increased $0.9 million as a result of higher legal fees incurred in connection with potential acquisitions.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $0.8 million (5%) primarily from the property and equipment and intangible assets acquired in the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets. Partially offsetting this increase, we recorded $2.3 million in impairment charges during the first quarter of 2021 compared with $5.2 million in impairment charges during the same period of 2020. These impairment charges were primarily related to our ongoing real estate rationalization effort and the resulting reclassification of these sites to assets held for sale.

Gain (loss) on dispositions and lease terminations, net

During the three months ended March 31, 2020, we recorded a $67.6 million gain on the sale of our 17.5% investment in CST Fuel Supply. In addition, we also recorded a gain of $1.8 million related to sale of five CAPL properties as part of the third asset exchange with Circle K.

Interest expense

Interest expense decreased $2.0 million (37%) primarily driven by a reduction in interest expense on borrowings under our credit facility due to a decrease in the average interest rate from 3.7% to 2.0%.

Income tax benefit

We recorded an income tax benefit of $0.3 million and an insignificant amount for the three months ended March 31, 2021 and 2020, respectively. The benefits were primarily driven by losses incurred by our taxable subsidiaries.

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

Wholesale

The following table highlights the results of operations and certain operating metrics of our Wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended March 31,
	2021	2020
Gross profit:
Motor fuel–third party	$15,523	$13,040
Motor fuel–intersegment and related party	5,729	6,853
Motor fuel gross profit	21,252	19,893
Rent gross profit	12,493	14,129
Other revenues	1,134	1,115
Total gross profit	34,879	35,137
Income from CST Fuel Supply equity interests (a)	—	3,202
Operating expenses	(9,974)	(9,074)
Operating income	$24,905	$29,265
Motor fuel distribution sites (end of period): (b)
Motor fuel–third party
Independent dealers (c)	683	660
Lessee dealers (d)	648	708
Total motor fuel distribution–third party sites	1,331	1,368
Motor fuel–intersegment and related party
DMS (related party) (e)	—	55
Commission agents (Retail segment)	205	202
Company operated retail sites (Retail segment) (f)	151	—
Total motor fuel distribution–intersegment and related party sites	356	257
Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	1,338	1,074
Motor fuel-intersegment and related party distribution	356	232
Total motor fuel distribution sites	1,694	1,306
Volume of gallons distributed (in thousands)
Third party	213,708	177,497
Intersegment and related party	78,072	43,148
Total volume of gallons distributed	291,780	220,645

Wholesale margin per gallon	$0.073	$0.090

(a)	Represents income from our equity interest in CST Fuel Supply. The CST Fuel Supply Exchange closed on March 25, 2020.
(b)	In addition, as of March 31, 2021 and 2020, we distributed motor fuel to 13 sub-wholesalers who distributed to additional sites.
(c)

The increase in the independent dealer site count was primarily attributable to divestitures that resulted in 23 sites being converted to independent dealer sites, largely driven by our real estate rationalization effort.

(d)

The decrease in the lessee dealer site count was primarily attributable to the impacts of the retail and wholesale acquisition that resulted in the termination of 48 lessee dealer sites and the real estate rationalization effort, partially offset by the net 49 site increase from the asset exchanges with Circle K.

(e)	The decrease in the DMS site count was primarily attributable to the acquisition of retail and wholesale assets that resulted in the termination of 54 leases with DMS.
(f)	The increase in the company operated site count was primarily attributable to the 154 company operated sites from the acquisition of retail and wholesale assets.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Gross profit decreased $0.3 million (1%) and operating income decreased $4.4 million (15%). The results were driven by:

Motor fuel gross profit

The $1.4 million (7%) increase in motor fuel gross profit was primarily driven by a 32% increase in volume as a result of the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets, partially offset by the impact of the COVID-19 Pandemic. In addition, we benefited from higher terms discounts as a result of higher crude prices. These increases were partially offset by a decrease in DTW margins due to the movements in crude prices throughout the first quarter of 2021 relative to the first quarter of 2020. During the first quarter of 2021, the daily spot price of WTI crude oil increased from $48 per barrel at the start of the quarter to $59 per barrel as of March 31, 2021, a 22% increase, which adversely impacted fuel margins for our variable priced gallons during the quarter. During the first quarter of 2020, the daily spot price of WTI crude oil decreased from $61 per barrel at the start of the quarter to $21 per barrel as of March 31, 2020, a 66% decrease, which positively impacted fuel margins. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Rent gross profit

Rent gross profit decreased $1.6 million (12%) primarily as a result of terminating leases in connection with the acquisition of retail and wholesale assets, partially offset by the CST Fuel Supply Exchange.

Income from CST Fuel Supply equity interests

Income from CST Fuel Supply equity interests is no longer generated as a result of the March 2020 CST Fuel Supply Exchange.

Operating expenses

Operating expenses increased $0.9 million (10%), primarily as a result of a $0.2 million increase in environmental costs related to increased remediation reserves and increased costs in compliance testing and monitoring and a $0.7 million increase in insurance costs due to the increase in controlled sites as a result of the acquisitions. In addition, we incurred increases in management fees related to the increase in headcount primarily stemming from the April 2020 acquisition of retail and wholesale assets and a general increase in operating expenses driven by the increase in the number of controlled sites due particularly to the asset exchanges with Circle K and the CST Fuel Supply Exchange.

Retail

The following table highlights the results of operations and certain operating metrics of our Retail segment. For the first quarter of 2020, the Retail segment was comprised solely of our commission sites as our acquisition of retail and wholesale assets closed on April 14, 2020. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of retail sites, gallons sold per day and per gallon amounts):

	Three Months Ended March 31,
	2021	2020
Gross profit:
Motor fuel	$5,433	$405
Merchandise	10,364	—
Rent	2,066	1,639
Other revenue	1,859	—
Total gross profit	19,722	2,044
Operating expenses	(19,429)	(1,649)
Operating income	$293	$395

Retail sites (end of period):
Commission agents	205	202
Company operated retail sites (a)	151	—
Total system sites at the end of the period	356	202

Total system operating statistics:
Average retail fuel sites during the period	356	170
Motor fuel sales (gallons per site per day)	2,440	1,865
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.069	$0.014

Commission agents statistics:
Average retail fuel sites during the period	205	170
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.015	$0.014

Company operated retail site statistics:
Average retail fuel sites during the period	151	—
Motor fuel gross profit per gallon, net of credit card fees	$0.128	$—
Merchandise gross profit percentage, net of credit card fees	27.4%	n/a

(a)	The increase in the company operated site count was primarily attributable to the 154 company operated sites from the acquisition of retail and wholesale assets in April 2020.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Gross profit increased $18 million and operating income was generally flat to prior year. These results were impacted by:

Gross profit

•

Our motor fuel gross profit increased $5.0 million attributable to realizing a higher average margin per gallon as the higher retail fuel margins at our company operated sites comprised a larger percentage of our overall retail fuel margins in 2021 as compared to 2020. In addition, volume increased 171% driven by the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange, partially offset by the impact of the COVID-19 Pandemic.

•

Our merchandise gross profit and other revenues increased $10.4 million and $1.9 million, respectively, as a result of the increase in company operated sites driven by the April 2020 acquisition of retail and wholesale assets.

•	Rent gross profit increased $0.4 million (26%) due primarily to the commission sites acquired in the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange.

Operating expenses

Operating expenses increased $18 million due primarily to the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets and CST Fuel Supply Exchange.

Non-GAAP Financial Measures

We use the non-GAAP financial measures EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio. EBITDA represents net income available to us before deducting interest expense, income taxes and depreciation, amortization and accretion (which includes certain impairment charges). Adjusted EBITDA represents EBITDA as further adjusted to exclude equity-based employee and director compensation expense, gains or losses on dispositions and lease terminations, net, certain discrete acquisition related costs, such as legal and other professional fees and separation benefit costs and certain other discrete non-cash items arising from purchase accounting. Distributable Cash Flow represents Adjusted EBITDA less cash interest expense, sustaining capital expenditures and current income tax benefit or expense. The Distribution Coverage Ratio is computed by dividing Distributable Cash Flow by the weighted-average diluted common units and then dividing that result by the distributions paid per limited partner unit.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Three Months Ended March 31,
	2021	2020
Net income available to limited partners	$(3,967)	$71,928
Interest expense	3,497	5,540
Income tax benefit	(306)	(32)
Depreciation, amortization and accretion expense	18,031	17,227
EBITDA	17,255	94,663
Equity-based employee and director compensation expense	368	31
Loss (gain) on dispositions and lease terminations, net (a)	648	(70,931)
Acquisition-related costs (b)	2,394	1,521
Adjusted EBITDA	20,665	25,284
Cash interest expense	(3,236)	(5,279)
Sustaining capital expenditures (c)	(1,392)	(640)
Current income tax (expense) benefit (d)	(284)	1,074
Distributable Cash Flow	$15,753	$20,439
Weighted-average diluted common units	37,891	35,996
Distributions paid per limited partner unit (e)	$0.5250	$0.5250
Distribution Coverage Ratio (f)	0.79x	1.08x

(a)

During the three months ended March 31, 2020, we recorded a $67.6 million gain on the sale of our 17.5% investment in CST Fuel Supply. Also during the three months ended March 31, 2020, we recorded a gain of $1.8 million related to the sale of five CAPL properties as part of the third asset exchange.

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

(d)	Consistent with prior divestitures, the current income tax benefit excludes income tax incurred on the sale of sites.
(e)

On April 22, 2021, the Board approved a quarterly distribution of $0.5250 per unit attributable to the first quarter of 2021. The distribution is payable on May 11, 2021 to all unitholders of record on May 4, 2021.

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

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$17,668	$17,794
Net cash (used in) provided by investing activities	(9,643)	15,672
Net cash used in financing activities	(7,584)	(26,339)

Operating Activities

Net cash provided by operating activities was generally flat to prior year. The weaker DTW margins in 2021 offset the positive impact from the 2020 acquisitions.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as well as operating lease obligations as compared to the shorter settlement of receivables for fuel and rent.

Investing Activities

We incurred capital expenditures of $10.6 million and $5.4 million for the three months ended March 31, 2021 and 2020, respectively. The increase was largely driven by EMV upgrades. During the first quarter of 2020, we received $15.9 million from Circle K in connection with the CST Fuel Supply Exchange and $5.0 million in connection with divesting lower performing assets.

Financing Activities

We paid $19.9 million in distributions and made net borrowings on our credit facility of $13.0 million for the three months ended March 31, 2021. We paid $18.2 million in distributions and made net repayments on our credit facility of $7.5 million for the three months ended March 31, 2020.

Distributions

Distribution activity for 2021 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2020	February 2, 2021	February 9, 2021	$0.5250	$19,912
March 31, 2021	May 4, 2021	May 11, 2021	0.5250	19,915

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Debt

As of March 31, 2021, our debt and finance lease obligations consisted of the following (in thousands):

Revolving credit facility	$526,141
Finance lease obligations	19,374
Total debt and finance lease obligations	545,515
Current portion	2,677
Noncurrent portion	542,838
Deferred financing costs, net	2,997
Noncurrent portion, net of deferred financing costs	$539,841

Taking the interest rate swap contracts into account, our effective interest rate at March 31, 2021 was 2.3% (our applicable margin was 2.0% as of March 31, 2021). Letters of credit outstanding at March 31, 2021 totaled $4.0 million.

The amount of availability under our credit facility at May 6, 2021, after taking into consideration debt covenant restrictions, was $122.6 million.

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

The following table outlines our capital expenditures (in thousands):

	Three Months Ended March 31,
	2021	2020
Sustaining capital	$1,392	$640
Growth	9,229	4,742
Total capital expenditures and acquisitions	$10,621	$5,382

Growth capital expenditures increased primarily as a result of EMV upgrades and rebranding of certain sites.

Other Matters Impacting Liquidity and Capital Resources

Concentration of Customers

Approximately 12% of our rent income for the three months ended March 31, 2021 was from one multi-site operator.

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

Our results for 2021 relative to 2020 are anticipated to be impacted by the following:

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
•

Our volume starting in mid-March 2020 was negatively impacted by the COVID-19 Pandemic. Although fuel volumes have largely recovered during the second half of 2020 and first quarter of 2021, we cannot predict the scope and severity with which COVID-19 will impact our results. See “Recent Developments—COVID-19 Pandemic” for additional information.

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

New Accounting Policies

There is no new accounting guidance effective or pending adoption that has had or is anticipated to have a material impact on our financial statements.

Critical Accounting Policies Involving Critical Accounting Estimates

There have been no material changes to the critical accounting policies described in our Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No significant changes to our market risk have occurred since December 31, 2020. For a discussion of market risks affecting us, refer to Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk" included in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this report included in Note 9 of the financial statements.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in the section entitled “Risk Factors” in our Form 10-K during the period covered by this report.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1 *	Asset Purchase Agreement, dated April 28, 2021, by and between 7-Eleven Inc., the Speedway Subsidiary Sellers, and CrossAmerica Partners LP

31.1 *	Certification of Principal Executive Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 *	Certification of Principal Financial Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*†	Certification of Principal Executive Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

32.2*†	Certification of Principal Financial Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith
†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSAMERICA PARTNERS LP

By:	CROSSAMERICA GP LLC, its General Partner

By:	/s/ Jonathan E. Benfield
Jonathan E. Benfield
Chief Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 10, 2021