Form 10-Q
period 2021-06-30
CrossAmerica Partners LP
filed 2021-08-10
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 5, 2021, the registrant had outstanding 37,891,701 common units.

COMMONLY USED DEFINED TERMS

The following is a list of certain acronyms and terms generally used in the industry and throughout this document:

CrossAmerica Partners LP and subsidiaries:

CrossAmerica Partners LP	CrossAmerica, the Partnership, CAPL, we, us, our

CAPL JKM Wholesale	CAPL JKM Wholesale LLC

Joe’s Kwik Marts	Joe’s Kwik Marts LLC

LGW	Lehigh Gas Wholesale LLC

LGPR	LGP Realty Holdings LP

LGWS	Lehigh Gas Wholesale Services, Inc. and subsidiaries

CrossAmerica Partners LP related parties at any point during 2020 or 2021:

DMI	Dunne Manning Inc. (formerly Lehigh Gas Corporation), an entity affiliated with the Topper Group

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

i

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$621	$513
Accounts receivable, net of allowances of $282 and $429, respectively	35,037	28,519
Accounts receivable from related parties	1,147	931
Inventory	24,414	23,253
Assets held for sale	5,553	9,898
Other current assets	14,856	11,707
Total current assets	81,628	74,821
Property and equipment, net	562,849	570,856
Right-of-use assets, net	164,240	167,860
Intangible assets, net	85,570	92,912
Goodwill	88,764	88,764
Other assets	21,500	19,129
Total assets	$1,004,551	$1,014,342

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$2,679	$2,631
Current portion of operating lease obligations	32,557	31,958
Accounts payable	71,230	63,978
Accounts payable to related parties	6,400	5,379
Accrued expenses and other current liabilities	21,649	23,267
Motor fuel and sales taxes payable	22,320	19,735
Total current liabilities	156,835	146,948
Debt and finance lease obligations, less current portion	546,759	527,299
Operating lease obligations, less current portion	137,559	141,380
Deferred tax liabilities, net	15,183	15,022
Asset retirement obligations	41,877	41,450
Other long-term liabilities	34,199	32,575
Total liabilities	932,412	904,674

Commitments and contingencies

Equity:
Common units—37,874,868 and 37,868,046 units issued and outstanding at June 30, 2021 and December 31, 2020, respectively	72,162	112,124
Accumulated other comprehensive loss	(23)	(2,456)
Total equity	72,139	109,668
Total liabilities and equity	$1,004,551	$1,014,342

See Condensed Notes to Consolidated Financial Statements.

iii

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except unit and per unit amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating revenues (a)	$859,334	$398,402	$1,516,618	$790,097
Costs of sales (b)	794,240	340,754	1,396,656	696,720
Gross profit	65,094	57,648	119,962	93,377

Income from CST Fuel Supply equity interests	—	—	—	3,202
Operating expenses:
Operating expenses (c)	31,070	25,097	60,473	35,820
General and administrative expenses	6,876	5,597	14,526	10,077
Depreciation, amortization and accretion expense	19,583	16,050	37,614	33,277
Total operating expenses	57,529	46,744	112,613	79,174
Gain (loss) on dispositions and lease terminations, net	597	(4,575)	(51)	66,356
Operating income	8,162	6,329	7,298	83,761
Other income, net	204	78	292	215
Interest expense	(3,870)	(4,121)	(7,367)	(9,661)
Income before income taxes	4,496	2,286	223	74,315
Income tax benefit	(293)	(2,944)	(599)	(2,976)
Net income	4,789	5,230	822	77,291
IDR distributions	—	—	—	(133)
Net income available to limited partners	$4,789	$5,230	$822	$77,158

Basic and diluted earnings per common unit	$0.13	$0.14	$0.02	$2.09

Weighted-average limited partner units:
Basic common units	37,874,868	37,736,329	37,872,079	36,865,651
Diluted common units	37,905,010	37,738,150	37,902,225	36,867,495

Supplemental information:
(a) includes excise taxes of:	$50,047	$33,770	$93,753	$48,707
(a) includes rent income of:	20,862	20,424	41,334	43,112
(b) excludes depreciation, amortization and accretion
(b) includes rent expense of:	6,031	6,132	11,944	13,052
(c) includes rent expense of:	3,265	2,522	6,461	2,522

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$822	$77,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	37,614	33,277
Amortization of deferred financing costs	521	521
Credit loss expense	32	627
Deferred income tax benefit	(921)	(3,063)
Equity-based employee and director compensation expense	754	48
Loss (gain) on dispositions and lease terminations, net	51	(74,189)
Changes in operating assets and liabilities, net of acquisitions	2,141	27,131
Net cash provided by operating activities	41,014	61,643

Cash flows from investing activities:
Principal payments received on notes receivable	85	172
Proceeds from Circle K in connection with CST Fuel Supply Exchange	—	16,396
Proceeds from sale of assets	5,600	9,954
Capital expenditures	(21,911)	(10,760)
Cash paid in connection with acquisitions, net of cash acquired	(4,166)	(22,342)
Net cash used in investing activities	(20,392)	(6,580)

Cash flows from financing activities:
Borrowings under the CAPL Credit Facility	57,000	63,201
Repayments on the CAPL Credit Facility	(36,399)	(78,527)
Payments of long-term debt and finance lease obligations	(1,287)	(1,207)
Distributions paid on distribution equivalent rights	(63)	(2)
Distributions paid to holders of the IDRs	—	(133)
Distributions paid on common units	(39,765)	(37,990)
Net cash used in financing activities	(20,514)	(54,658)
Net increase in cash and cash equivalents	108	405

Cash and cash equivalents at beginning of period	513	1,780
Cash and cash equivalents at end of period	$621	$2,185

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

(Unaudited)

	Limited Partners’ Interest		Incentive
	Common Unitholders		Distribution Rights	Accumulated other comprehensive loss	Total Equity
	Units	Dollars	Dollars	Dollars	Dollars
Balance at December 31, 2020	37,868,046	$112,124	$—	$(2,456)	$109,668
Net loss	—	(3,967)	—	—	(3,967)
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	—	2,017	2,017
Realized loss on interest rate swap contracts reclassified from AOCI into interest expense	—	—	—	231	231
Total other comprehensive income	—	—	—	2,248	2,248
Comprehensive (loss) income	—	(3,967)	—	2,248	(1,719)
Issuance of units related to 2020 Bonus Plan	6,822	126	—	—	126
Tax effect from intra-entity transfer of assets	—	(757)	—	—	(757)
Distributions paid	—	(19,912)	—	—	(19,912)
Balance at March 31, 2021	37,874,868	$87,614	$—	$(208)	$87,406

Net income	—	4,789	—	—	4,789
Other comprehensive income
Unrealized loss on interest rate swap contracts	—	—	—	(68)	(68)
Realized loss on interest rate swap contracts reclassified from AOCI into interest expense	—	—	—	253	253
Total other comprehensive income	—	—	—	185	185
Comprehensive income	—	4,789	—	185	4,974
Tax effect from intra-entity transfer of assets	—	(325)	—	—	(325)
Distributions paid	—	(19,916)	—	—	(19,916)
Balance at June 30, 2021	37,874,868	$72,162	$—	$(23)	$72,139

Balance at December 31, 2019	34,494,441	$78,397	$—	$—	$78,397
Net income	—	71,928	133	—	72,061
Other comprehensive loss
Unrealized loss on interest rate swap contracts	—	—	—	(786)	(786)
Realized gain on interest rate swap contract reclassified from AOCI into interest expense	—	—	—	(11)	(11)
Total other comprehensive loss	—	—	—	(797)	(797)
Comprehensive income (loss)	—	71,928	133	(797)	71,264
Issuance of units to the Topper Group in connection with the Equity Restructuring Agreement	2,528,673	—	—	—	—
Distributions paid	—	(18,111)	(133)	—	(18,244)
Balance at March 31, 2020	37,023,114	$132,214	$—	$(797)	$131,417

Net income	—	5,230	—	—	5,230
Other comprehensive loss
Unrealized loss on interest rate swap contracts	—	—	—	(2,406)	(2,406)
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	—	(15)	(15)
Total other comprehensive loss	—	—	—	(2,421)	(2,421)
Comprehensive income (loss)	—	5,230	—	(2,421)	2,809
Acquisition of assets from entities under common control, net of fair value of common units issued	842,891	4,169	—	—	4,169
Distributions paid		(19,881)	—	—	(19,881)
Balance at June 30, 2020	37,866,005	$121,732	$—	$(3,218)	$118,514

See Condensed Notes to Consolidated Financial Statements.

Note 1.DESCRIPTION OF BUSINESS AND OTHER DISCLOSURES

Our business consists of:

•	the wholesale distribution of motor fuels;
•	the owning or leasing of retail sites used in the retail distribution of motor fuels and, in turn, generating rental income from the lease or sublease of the retail sites;
•	the retail sale of motor fuels to end customers at retail sites operated by commission agents or, since April 14, 2020, ourselves; and
•	since April 14, 2020, the operation of retail sites, including the sale of convenience merchandise to end customers. We had no company operated sites from September 30, 2019 through April 14, 2020.

The financial statements reflect the consolidated results of the Partnership and its wholly owned subsidiaries. Our primary operations are conducted by the following consolidated wholly owned subsidiaries:

•	LGW and CAPL JKM Wholesale, which distribute motor fuels on a wholesale basis and generate qualifying income under Section 7704(d) of the Internal Revenue Code;
•	LGPR, which functions as our real estate holding company and holds assets that generate qualifying rental income under Section 7704(d) of the Internal Revenue Code;
•

LGWS, which owns and leases (or leases and sub-leases) real estate and personal property used in the retail sale of motor fuels, as well as provides maintenance and other services to its customers. In addition, LGWS sells motor fuel on a retail basis at sites operated by commission agents. Since our acquisition of retail and wholesale assets that closed on April 14, 2020, LGWS also sells motor fuels on a retail basis and sells convenience merchandise items to end customers at company operated retail sites. Income from LGWS generally is not qualifying income under Section 7704(d) of the Internal Revenue Code; and

•

Joe’s Kwik Marts, which owns and leases real estate and personal property at our company operated sites that we recently acquired from 7-Eleven. Joe’s Kwik Marts also sells motor fuels on a retail basis and sells convenience merchandise items to end customers. Income from Joe’s Kwik Marts generally is not qualifying income under Sections 7704(d) of the Internal Revenue Code.

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2020 has been derived from our audited financial statements and notes thereto as of that date.

Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters. The COVID-19 Pandemic has impacted our business and these seasonal trends typical in our business. See the “COVID-19 Pandemic” section below.

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

Concentration Risk

Approximately 12% of our rent income for the six months ended June 30, 2021 and 2020 was from one multi-site operator.

For the six months ended June 30, 2021, our wholesale business purchased approximately 34%, 23%, 12% and 10% of its motor fuel from ExxonMobil, BP, Motiva and Marathon, respectively. For the six months ended June 30, 2020, our wholesale business purchased approximately 26%, 22%, 13% and 10% of its motor fuel from ExxonMobil, BP, Motiva and Circle K, respectively. No other fuel suppliers accounted for 10% or more of our motor fuel purchases during the six months ended June 30, 2021 and 2020.

Approximately 17% and 15% of our motor fuel gallons sold for the six months ended June 30, 2021 and 2020, respectively, were delivered by one carrier.

Prior Year Acquisitions

We completed six tranches of the asset exchange with Circle K on May 21, 2019, September 5, 2019, February 25, 2020, April 7, 2020, May 5, 2020 and September 15, 2020. With the closing of the sixth tranche, the transactions contemplated under the Asset Exchange Agreement we entered into with Circle K on December 17, 2018 (“Asset Exchange Agreement”) have concluded. Through these transactions, we acquired 191 sites in exchange for the real property at 56 sites as well as 17 sites previously owned and operated by the Partnership. Although we no longer collect rent from the sites divested in these transactions, we continue to distribute fuel to them on a wholesale basis.

Effective March 25, 2020, we closed on the CST Fuel Supply Exchange. Through this transaction, we acquired 33 sites, wholesale fuel supply to 331 additional sites and $14.1 million in proceeds in exchange for our investment in CST Fuel Supply.

On April 14, 2020, we closed on the acquisition of retail and wholesale assets. Through these transactions, we expanded the retail operations of the Partnership by 169 sites (154 company operated sites and 15 commission sites) through a combination of (1) entering into new leasing arrangements with related parties as the lessee for 62 sites and (2) terminating contracts where we were previously the lessor and fuel supplier under dealer arrangements for 107 sites that then became company operated sites. As a result of closing on these transactions, we expanded our wholesale fuel distribution by 110 sites, including 53 third-party wholesale dealer contracts, and supply of the 62 newly leased sites.

COVID-19 Pandemic

During the first quarter of 2020, an outbreak of a novel strain of coronavirus spread worldwide, including to the U.S., posing public health risks that have reached pandemic proportions.

We experienced a sharp decrease in fuel volume in mid-to-late March 2020. Although fuel volumes largely recovered during the second half of 2020 and first half of 2021, we cannot predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flows. Sustained decreases in fuel volume or erosion of margin could have a material adverse effect on our results of operations, cash flow, financial position and ultimately our ability to pay distributions.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. ACQUISITION OF ASSETS FROM 7-ELEVEN

On April 28, 2021, certain newly formed subsidiaries of CrossAmerica, including Joe’s Kwik Marts (collectively, “Buyer”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with 7-Eleven, Inc., a Texas corporation (“7-Eleven”), pursuant to which Buyer agreed to purchase certain assets related to the ownership and operations of 106 company operated sites (90 fee; 16 leased) located in the Mid-Atlantic and Northeast regions of the U.S. (collectively, the “Properties”) for an aggregate purchase price of $263.0 million, subject to adjustment in accordance with the terms of the Asset Purchase Agreement. The assets are being sold by 7-Eleven as part of a divestiture process in connection with its previously announced acquisition of the Speedway business from Marathon Petroleum Corporation (“MPC”).

The assets being purchased by Buyer include real property and leasehold rights to the Properties, and all inventory and other assets located at the Properties, other than specific excluded assets, such as rights to intellectual property or rights with respect to “7-Eleven” or “Speedway” branding. The vast majority of the sites being purchased have been operating under the Speedway brand, and all sites are being rebranded in connection with the closing of such site pursuant to the Asset Purchase Agreement. Buyer is also assuming certain specified liabilities associated with the assets.

The Asset Purchase Agreement contains customary representations, warranties, agreements and obligations of the parties, including covenants regarding the conduct of the business at the Properties prior to the applicable closing of such Property.

Buyer is closing the acquisition of the Properties on a rolling basis of generally ten sites per week. In late June 2021, Buyer consummated the initial closing under the Asset Purchase Agreement, which consisted of two Properties for a purchase price of $4.2 million, as summarized in the table below (in thousands).

Inventories	$202
Other current assets	4
Property and equipment	2,318
Intangible assets	1,730
Total assets	$4,254

Accrued expenses and other current liabilities	10
Asset retirement obligations	78
Total liabilities	$88
Net assets acquired	$4,166

Acquisitions and Related Transactions occurring Subsequent to June 30, 2021

Through August 5, 2021, Buyer consummated the acquisition of 32 Properties for an aggregate purchase price of $106.2 million. We are funding these transactions primarily through a new credit facility further described below as well as undrawn capacity under our existing revolving credit facility and cash on hand. We anticipate that we will complete the acquisition early in the fourth quarter of 2021.

JKM Credit Facility

On July 16, 2021, CAPL JKM Partners LLC (“Borrower”), an indirect wholly-owned subsidiary of CrossAmerica, entered into a Credit Agreement, as amended on July 29, 2021 (the “JKM Credit Facility”) among Borrower, CAPL JKM Holdings LLC (“Holdings”), an indirect wholly-owned subsidiary of CrossAmerica and the sole member of Borrower, and Manufacturers and Traders Trust Company, as administrative agent, swingline lender and issuing bank.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The JKM Credit Facility provides for a $200 million senior secured credit facility, consisting of a $185 million delayed draw term loan facility (the “Term Loan Facility”) and a $15 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility permits up to $7.5 million of swingline borrowings and $5.0 million in letters of credit. The interest rate applicable to loans outstanding under the JKM Credit Facility is equal to, at Borrower’s option, either (i) a base rate plus a margin (which will be determined based on Borrower’s consolidated leverage ratio) ranging from 0.50% to 1.50% per annum or (ii) LIBOR plus a margin (which will also be determined based on Borrower’s consolidated leverage ratio) ranging from 1.50% to 2.50% per annum. Commencing on the earliest of (a) the date on which the entire amount of the Term Loan Facility has been drawn, (b) the date on which the Term Loan Facility has been terminated or reduced to zero pursuant to the JKM Credit Facility, and (c) April 16, 2022, the Term Loan Facility will amortize in equal quarterly installments equal to 1.50% of the unpaid principal amount of the Term Loan Facility, with the balance payable on the maturity date of the Term Loan Facility. Letters of credit are subject to a 0.125% fronting fee and other customary administrative charges. Standby letters of credit will accrue a fee at a rate based on the applicable margin of LIBOR loans. In addition, beginning in October 2021, a commitment fee will be charged based on the unused portion of the JKM Credit Facility at a rate ranging from 0.25% to 0.375% per annum depending on Borrower’s consolidated leverage ratio. The JKM Credit Facility will mature on July 16, 2026.

The obligations under the JKM Credit Facility are guaranteed by Holdings and its subsidiaries (other than Borrower) and secured by a lien on substantially all of the assets of Holdings and its subsidiaries (including Borrower). The obligations under the JKM Credit Facility are nonrecourse to CrossAmerica and its subsidiaries other than Holdings, Borrower and their respective subsidiaries.

The JKM Credit Facility contains customary events of default and covenants, including, among other things, and subject to certain exceptions, covenants that restrict the ability of Holdings and its subsidiaries to create or incur liens on assets, make investments, incur additional indebtedness, merge or consolidate and dispose of assets. The JKM Credit Facility also contains financial covenants requiring Borrower to comply with, as of the last day of each fiscal quarter of Borrower commencing with Borrower’s fiscal quarter ending December 31, 2021, (i) a maximum consolidated leverage ratio of 6.25 to 1.00, with step-downs to 6.00 to 1.00, 5.75 to 1.00, 5.50 to 1.00 and 5.25 to 1:00 on March 31, 2022, March 31, 2023, March 31, 2024 and March 31, 2025, respectively, and (ii) a minimum fixed charge coverage ratio of 1.10 to 1.00.

If an event of default under the JKM Credit Facility occurs and is continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable.

As of August 5, 2021, we had $64.4 million outstanding under our Term Loan Facility.

Amendment to CAPL Credit Facility

On July 28, 2021, the Partnership entered into an amendment (the “Amendment”) to its Credit Agreement, dated as of April 1, 2019 (as previously amended by the First Amendment to Credit Agreement, dated as of November 19, 2019, the “CAPL Credit Facility”), among the Partnership and Lehigh Gas Wholesale Services, Inc., as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent. The Amendment, among other things, (i) amended certain provisions relating to unrestricted subsidiaries, (ii) increased the maximum level for the consolidated leverage ratio financial covenant to 6.00 to 1.00 for the fiscal quarters ending September 30, 2021 and December 31, 2021, 5.75 to 1.00 for the fiscal quarter ending March 31, 2022, 5.50 to 1.00 for the fiscal quarter ending June 30, 2022, and 5.25 to 1.00 for the fiscal quarter ending September 30, 2022, after which the maximum level generally reverts to 4.75 to 1.00 unless in a specified acquisition period or a qualified note offering has occurred, and (iii) modified the applicable margin for borrowings under the CAPL Credit Facility (as amended by the Amendment), such that borrowings will bear interest, at the Partnership’s option, at either LIBOR plus a margin ranging from 1.50% to 3.00% per annum or a base rate plus a margin ranging from 0.50% to 2.00% per annum (in each case depending on the Partnership’s consolidated leverage ratio).

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. ASSETS HELD FOR SALE

We have classified 17 sites and 25 sites as held for sale at June 30, 2021 and December 31, 2020, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Land	$4,258	$7,889
Buildings and site improvements	1,513	2,784
Equipment	841	1,152
Total	6,612	11,825
Less accumulated depreciation	(1,059)	(1,927)
Assets held for sale	$5,553	$9,898

The Partnership has continued to focus on divesting lower performing assets. During the three and six months ended June 30, 2021, we sold six and nine properties for $3.0 million and $3.9 million in proceeds, resulting in net gains of $1.1 million and $1.1 million, respectively. During the three and six months ended June 30, 2020, we sold seven and 13 properties for $4.4 million and $9.5 million of proceeds, resulting in net gains of $0.2 million and $1.8 million, respectively.

Note 4. INVENTORIES

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Retail site merchandise	$12,755	$11,969
Motor fuel	11,659	11,284
Inventories	$24,414	$23,253

Note 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Land	$241,631	$241,585
Buildings and site improvements	285,797	284,593
Leasehold improvements	11,191	10,684
Equipment	254,257	236,420
Construction in progress	11,546	15,919
Property and equipment, at cost	804,422	789,201
Accumulated depreciation and amortization	(241,573)	(218,345)
Property and equipment, net	$562,849	$570,856

We recorded impairment charges of $2.9 million and $0.3 million during the three months ended June 30, 2021 and 2020 and $5.2 million and $5.5 million during the six months ended June 30, 2021 and 2020, respectively, included within depreciation, amortization and accretion expenses on the statements of operations. These impairment charges were primarily related to sites initially classified within assets held for sale in connection with our ongoing real estate rationalization effort.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$183,078	$(98,392)	$84,686	$187,643	$(95,694)	$91,949
Trademarks/licenses	1,898	(1,142)	756	1,898	(1,115)	783
Covenant not to compete	450	(322)	128	4,552	(4,372)	180
Total intangible assets	$185,426	$(99,856)	$85,570	$194,093	$(101,181)	$92,912

Note 7. DEBT

Our balances for long-term debt and finance lease obligations were as follows (in thousands):

	June 30,	December 31,
	2021	2020
CAPL Credit Facility	$533,781	$513,180
Finance lease obligations	18,394	20,007
Total debt and finance lease obligations	552,175	533,187
Current portion	2,679	2,631
Noncurrent portion	549,496	530,556
Deferred financing costs, net	2,737	3,257
Noncurrent portion, net of deferred financing costs	$546,759	$527,299

Our CAPL Credit Facility is secured by substantially all of our assets, including our equity interest in CAPL JKM Holdings LLC, other than the assets of unrestricted subsidiaries designated as such under the CAPL Credit Facility. CAPL JKM Holdings LLC and its subsidiaries are unrestricted subsidiaries under the CAPL Credit Facility. Letters of credit outstanding at June 30, 2021 and December 31, 2020 totaled $4.0 million. The amount of availability under the CAPL Credit Facility at June 30, 2021, after taking into consideration debt covenant restrictions, was $135.0 million.

Financial Covenants and Interest Rate

The CAPL Credit Facility contains certain financial covenants. We are required to maintain a consolidated leverage ratio for the most recently completed four fiscal quarters of 4.75 to 1.00. Such threshold is increased to 5.50 to 1.00 for the quarter during a specified acquisition period (as defined in the CAPL Credit Facility). Upon the occurrence of a qualified note offering (as defined in the CAPL Credit Facility), the consolidated leverage ratio when not in a specified acquisition period is increased to 5.25 to 1.00, while the specified acquisition period threshold remains 5.50 to 1.00. Upon the occurrence of a qualified note offering, we are also required to maintain a consolidated senior secured leverage ratio (as defined in the CAPL Credit Facility) for the most recently completed four fiscal quarter period of not greater than 3.75 to 1.00. Such threshold is increased to 4.00 to 1.00 for the quarter during a specified acquisition period. We are also required to maintain a consolidated interest coverage ratio (as defined in the CAPL Credit Facility) of at least 2.50 to 1.00. As of June 30, 2021, we were in a specified acquisition period and so our maximum consolidated leverage ratio was 5.50 to 1.00. We were in compliance with these financial covenants.

Our borrowings under the CAPL Credit Facility had a weighted-average interest rate of 2.1% as of June 30, 2021 (LIBOR plus an applicable margin, which was 2.0% as of June 30, 2021).

See Note 8 for information related to our interest rate swap contracts.

See Note 2 for information regarding our new JKM Credit Facility and amendment to our CAPL Credit Facility, both dated in July 2021.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. INTEREST RATE SWAP CONTRACTS

The interest payments on our CAPL Credit Facility vary based on monthly changes in the one-month LIBOR and changes, if any, in the applicable margin, which is based on our leverage ratio as further discussed in Note 7. To hedge against interest rate volatility on our variable rate borrowings under the CAPL Credit Facility, on March 26, 2020, we entered into an interest rate swap contract. The interest rate swap contract has a notional amount of $150 million, a fixed rate of 0.495% and matures on April 1, 2024. On April 15, 2020, we entered into two additional interest rate swap contracts, each with notional amounts of $75 million, a fixed rate of 0.38% and that mature on April 1, 2024. All of these interest rate swap contracts have been designated as cash flow hedges and are expected to be highly effective.

The fair value of these interest rate swap contracts, which is included in accrued expenses and other current liabilities and other long-term liabilities was insignificant and $2.5 million at June 30, 2021 and December 31, 2020, respectively. See Note 11 for additional information on the fair value of the interest rate swap contracts.

We report the unrealized gains and losses on our interest rate swap contracts designated as highly effective cash flow hedges as a component of other comprehensive income and reclassify such gains and losses into earnings in the same period during which the hedged interest expense is recorded. We recognized a net realized loss from settlements of the interest rate swap contracts of $0.3 million and an insignificant amount for the three months ended June 30, 2021 and 2020 and $0.5 million and an insignificant amount for the six months ended June 30, 2021 and 2020, respectively.

We currently estimate that a loss of $1.0 million will be reclassified from accumulated other comprehensive loss into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Note 9. RELATED-PARTY TRANSACTIONS

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from motor fuel sales and rental income from DMS for the three and six months ended June 30, 2020 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Revenues from motor fuel sales to DMS	$7,125	$29,234
Rental income from DMS	183	1,395

As a result of the acquisition of retail and wholesale assets as further described under “Prior Year Acquisitions” in Note 1, as of April 14, 2020, we no longer have any revenue from DMS.

Revenues from TopStar, an entity affiliated with Joseph V. Topper, Jr., were $14.6 million and $2.8 million for the three months ended June 30, 2021 and 2020 and $25.8 million and $2.8 million for the six months ended June 30, 2021 and 2020, respectively. Accounts receivable from TopStar were $0.9 million and $0.7 million at June 30, 2021 and December 31, 2020, respectively. Effective April 14, 2020, we acquired wholesale fuel supply rights, including this supply contract, as part of the acquisition of retail and wholesale assets. Prior to April 14, 2020, we were only leasing motor fuel stations to TopStar.

CrossAmerica leases real estate from the Topper Group. Rent expense under these lease agreements, including rent paid under the leases entered into in connection with the acquisition of retail and wholesale assets, was $2.2 million and $1.6 million for the three months ended June 30, 2021 and 2020 and $4.5 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Topper Group Omnibus Agreement

We incurred expenses under the Topper Group Omnibus Agreement, including costs for store level personnel at our company operated sites since our April 2020 acquisition of retail and wholesale assets, totaling $13.0 million and $10.6 million for the three months ended June 30, 2021 and 2020 and $25.8 million and $14.2 million for the six months ended June 30, 2021 and 2020, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statement of operations. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Topper Group Omnibus Agreement totaled $3.9 million and $3.7 million at June 30, 2021 and December 31, 2020, respectively.

IDR and Common Unit Distributions

We distributed $9.7 million and $9.7 million to the Topper Group related to its ownership of our common units during the three months ended June 30, 2021 and 2020 and $19.4 million and $17.7 million for the six months ended June 30, 2021 and 2020, respectively. We distributed $0.1 million to the Topper Group related to its ownership of our IDRs during the six months ended June 30, 2020. On February 6, 2020, we closed on the Equity Restructuring Agreement that eliminated the IDRs.

Maintenance and Environmental Costs

Certain maintenance and environmental remediation activities are performed by an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.4 million and $0.2 million for the three months ended June 30, 2021 and 2020 and $0.9 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively. Accounts payable to this related party amounted to $0.3 million and $0.1 million at June 30, 2021 and December 31, 2020, respectively.

Environmental Compliance and Inventory Management Costs

We use certain environmental monitoring and inventory management equipment and services provided by an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.1 million and an insignificant amount for the three months ended June 30, 2021 and 2020 and $0.2 million and an insignificant amount for the six months ended June 30, 2021 and 2020, respectively.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board in connection with the April 2020 acquisition of retail and wholesale assets. Merchandise costs amounted to $5.0 million and $5.1 million for three months ended June 30, 2021 and 2020 and $9.2 million and $5.1 million for the six months ended June 30, 2021 and 2020, respectively. Amounts payable to this related party amounted to $1.9 million and $1.5 million at June 30, 2021 and December 31, 2020, respectively.

Vehicle Lease

In connection with the services rendered under the Topper Group Omnibus Agreement, we lease certain vehicles from an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. Lease expense was insignificant for the three and six months ended June 30, 2021 and 2020.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We sublease office space from the Topper Group that the Topper Group leases from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $0.4 million and $0.3 million for the three months ended June 30, 2021 and 2020 and $0.7 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively.

Public Relations and Website Consulting Services

We have engaged a company affiliated with a member of the Board for public relations and website consulting services. The cost of these services was insignificant for the three and six months ended June 30, 2021 and 2020.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. In the event we fail to purchase the required minimum volume for a given contract year, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. We did not incur any significant penalties during the six months ended June 30, 2021 or 2020.

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

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $5.7 million and $3.9 million at June 30, 2021 and December 31, 2020, respectively. Indemnification assets related to third-party escrow funds, state funds or insurance recorded on the balance sheet within other current assets and other noncurrent assets totaled $4.2 million and $3.1 million at June 30, 2021 and December 31, 2020, respectively. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

As further discussed in Note 8, we entered into interest rate swap contracts during 2020 and remeasure the fair value of such contracts on a recurring basis each balance sheet date. We used an income approach to measure the fair value of these contracts, utilizing a forward LIBOR yield curve for the same period as the future interest rate swap settlements. These fair value measurements are classified as Level 2.

As further discussed in Note 12, we have accrued for unvested phantom units and phantom performance units as a liability and adjust that liability on a recurring basis based on the market price of our common units each balance sheet date. These fair value measurements are classified as Level 1.

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of June 30, 2021 and December 31, 2020 due to the short-term maturity of these instruments. The fair value of the CAPL Credit Facility approximated its carrying values as of June 30, 2021 and December 31, 2020 due to the frequency with which interest rates are reset and the consistency of the market spread.

Note 12. EQUITY-BASED COMPENSATION

Equity-based compensation expense was $0.4 million and insignificant for the three months ended June 30, 2021 and 2020 and $0.8 million and insignificant for the six months ended June 30, 2021 and 2020, respectively. The liability for equity-based awards was $0.9 million and insignificant at June 30, 2021 and December 31, 2020, respectively.

In February 2021, the Partnership granted 1,509 phantom units to each of three non-employee directors of the Board as a portion of director compensation. In July 2021, 16,833 phantom units vested, including those granted in February 2021.

In July 2021, the Partnership granted 3,252 phantom units to each of five non-employee directors of the Board. Such awards will vest in July 2022, conditioned upon continuous service as non-employee directors. These awards were accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of our common units.

During the second quarter of 2021, 6,090 phantom units and performance-based awards with an initial target value of $0.1 million were forfeited.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain activities that generate non-qualifying income are conducted through our wholly owned taxable corporate subsidiaries, LGWS and Joe’s Kwik Marts. Current and deferred income taxes are recognized on the earnings of these subsidiaries. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates.

We recorded an income tax benefit of $0.3 million and $2.9 million for the three months ended June 30, 2021 and 2020 and $0.6 million and $3.0 million for the six months ended June 30, 2021 and 2020, respectively, as a result of the losses incurred by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only LGWS and Joe’s Kwik Marts are subject to income tax.

Note 14. NET INCOME PER LIMITED PARTNER UNIT

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

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Distributions paid	$19,916	$19,881	$39,828	$37,992
Allocation of distributions in excess of net income	(15,127)	(14,651)	(39,006)	39,166
Limited partners’ interest in net income - basic and diluted	$4,789	$5,230	$822	$77,158
Denominator:
Weighted-average limited partnership units outstanding - basic	37,874,868	37,736,329	37,872,079	36,865,651
Adjustment for phantom and phantom performance units	30,142	1,821	30,146	1,844
Weighted-average limited partnership units outstanding - diluted	37,905,010	37,738,150	37,902,225	36,867,495
Net income per limited partnership unit - basic and diluted	$0.13	$0.14	$0.02	$2.09

Distributions paid per common unit	$0.5250	$0.5250	$1.0500	$1.0500
Distributions declared (with respect to each respective period) per common unit	$0.5250	$0.5250	$1.0500	$1.0500

Distributions

Distribution activity for 2021 is as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2020	February 2, 2021	February 9, 2021	$0.5250	$19,912
March 31, 2021	May 4, 2021	May 11, 2021	0.5250	19,916
June 30, 2021	August 3, 2021	August 10, 2021	0.5250	19,924

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. SEGMENT REPORTING

We conduct our business in two segments: 1) the Wholesale segment and 2) the Retail segment. The wholesale segment includes the wholesale distribution of motor fuel to lessee dealers, independent dealers, commission agents, DMS (through the closing of the acquisition of retail and wholesale assets as further described under “Prior Year Acquisitions” in Note 1) and company operated retail sites. We have exclusive motor fuel distribution contracts with lessee dealers who lease the property from us. We also have exclusive distribution contracts with independent dealers to distribute motor fuel but do not collect rent from the independent dealers. Similar to lessee dealers, we had motor fuel distribution and lease agreements with DMS (through the closing of the acquisition of retail and wholesale assets). The Retail segment includes the retail sale of motor fuel at retail sites operated by commission agents and the sale of convenience merchandise items and the retail sale of motor fuel at company operated sites. A commission agent is a retail site where we retain title to the motor fuel inventory and sell it directly to our end user customers. At commission agent retail sites, we manage motor fuel inventory pricing and retain the gross profit on motor fuel sales, less a commission to the agent who operates the retail site. Similar to our Wholesale segment, we also generate revenues through leasing or subleasing real estate in our Retail segment.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended June 30, 2021
Revenues from fuel sales to external customers	$530,099	$260,125	$—	$790,224
Intersegment revenues from fuel sales	198,878	—	(198,878)	—
Revenues from food and merchandise sales	—	45,208	—	45,208
Rent income	18,209	2,653	—	20,862
Other revenue	729	2,311	—	3,040
Total revenues	$747,915	$310,297	$(198,878)	$859,334

Operating income (loss)	$33,244	$953	$(26,035)	$8,162

Three Months Ended June 30, 2020
Revenues from fuel sales to external customers	$219,337	$120,208	$—	$339,545
Intersegment revenues from fuel sales	78,466	—	(78,466)	—
Revenues from food and merchandise sales	—	36,912	—	36,912
Rent income	17,663	2,761	—	20,424
Other revenue	300	1,221	—	1,521
Total revenues	$315,766	$161,102	$(78,466)	$398,402

Operating income (loss)	$31,219	$331	$(25,221)	$6,329

Six Months Ended June 30, 2021
Revenues from fuel sales to external customers	$928,592	$457,612	$—	$1,386,204
Intersegment revenues from fuel sales	343,330	—	(343,330)	—
Revenues from food and merchandise sales	—	83,047	—	83,047
Rent income	35,909	5,425	—	41,334
Other revenue	1,863	4,170	—	6,033
Total revenues	$1,309,694	$550,254	$(343,330)	$1,516,618

Operating income (loss)	$58,149	$1,246	$(52,097)	$7,298

Six Months Ended June 30, 2020
Revenues from fuel sales to external customers	$521,460	$185,977	$—	$707,437
Intersegment revenues from fuel sales	126,372	—	(126,372)	—
Revenues from food and merchandise sales (a)	—	36,912	—	36,912
Rent income	38,131	4,981	—	43,112
Other revenue (a)	1,415	1,221	—	2,636
Total revenues	$687,378	$229,091	$(126,372)	$790,097

Income from CST Fuel Supply equity interests	$3,202	$—	$—	$3,202
Operating income	$60,484	$726	$22,551	$83,761

From the date of conversion of the 46 company operated sites to dealer operated sites in the third quarter of 2019 through April 14, 2020, we did not have any company operated sites.

Receivables relating to the revenue streams above are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Receivables from fuel and merchandise sales	$30,183	$23,800
Receivables for rent and other lease-related charges	6,001	5,650
Total accounts receivable	$36,184	$29,450

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

The balance of unamortized costs incurred to obtain certain contracts with customers was $9.8 million and $8.3 million at June 30, 2021 and December 31, 2020, respectively. Amortization of such costs is recorded against operating revenues and amounted to $0.4 million and $0.3 million for the three months ended June 30, 2021 and 2020 and $0.7 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively.

Receivables from rent and other lease-related charges are generally collected at the beginning of the month.

Note 16. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Decrease (increase):
Accounts receivable	$(6,741)	$178
Accounts receivable from related parties	(216)	977
Inventories	(1,121)	1,725
Other current assets	(2,682)	(3,204)
Other assets	(1,379)	(1,257)
Increase (decrease):
Accounts payable (a)	6,940	10,473
Accounts payable to related parties	939	4,158
Motor fuel and sales taxes payable (b)	2,585	13,104
Accrued expenses and other current liabilities	1,541	2,048
Other long-term liabilities	2,275	(1,071)
Changes in operating assets and liabilities, net of acquisitions	$2,141	$27,131

(a)	change in 2020 driven by initial build of accounts payable balance after closing on the acquisition of wholesale and retail assets
(b)	change in 2020 driven by timing on one motor fuel tax payment that reversed later in 2020

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

Supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for interest	$6,709	$9,533
Cash paid for income taxes, net of refunds received	1,426	87

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Six Months Ended June 30,
	2021	2020
Accrued capital expenditures	$996	$296
Lease liabilities arising from obtaining right-of-use assets	9,156	57,452
Net assets acquired in connection with the asset exchange tranches with Circle K	—	(55,552)
Net assets acquired in connection with the CST Fuel Supply Exchange with Circle K	—	(54,920)
Net assets acquired in connection with the acquisition of retail and wholesale assets	—	(12,335)

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, credit ratings, distribution growth, potential growth opportunities, potential operating performance improvements, potential improvements in return on capital employed, the effects of competition and the effects of future legislation or regulations. You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “guidance,” “outlook,” “effort,” “target” and similar expressions. Such statements are based on our current plans and expectations and involve risks and uncertainties that could potentially affect actual results. These forward-looking statements include, among other things, statements regarding:

•	future retail and wholesale gross profits, including gasoline, diesel and convenience store merchandise gross profits;
•	our anticipated level of capital investments, primarily through acquisitions, and the effect of these capital investments on our results of operations;
•	anticipated trends in the demand for, and volumes sold of, gasoline and diesel in the regions where we operate;
•	volatility in the equity and credit markets limiting access to capital markets;
•	our ability to integrate acquired businesses;
•	expectations regarding environmental, tax and other regulatory initiatives;
•	the effect of general economic and other conditions on our business; and
•	the anticipated results from, or impact of, the transactions contemplated by the Asset Purchase Agreement entered into with 7-Eleven.

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

MD&A is organized as follows:

•	Recent Developments—This section describes significant recent developments, including our acquisition of certain assets from 7-Eleven, Inc.
•

Significant Factors Affecting Our Profitability—This section describes the significant impact on our results of operations caused by crude oil commodity price volatility, seasonality and acquisition and financing activities.

•

Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three and six months ended June 30, 2021 and 2020 and non-GAAP financial measures.

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

Recent Developments

Acquisition of Assets from 7-Eleven

On April 28, 2021, Buyer entered into the Asset Purchase Agreement with 7-Eleven, pursuant to which Buyer agreed to purchase certain assets related to the ownership and operations of 106 company operated sites (90 fee; 16 leased) located in the Mid-Atlantic and Northeast regions of the U.S. (the “Properties”) for an aggregate purchase price of $263.0 million, subject to adjustment in accordance with the terms of the Asset Purchase Agreement. The assets are being sold by 7-Eleven as part of a divestiture process in connection with its previously announced acquisition of the Speedway business from MPC.

The assets being purchased by Buyer include real property and leasehold rights to the Properties, and all inventory and other assets located at the Properties, other than specific excluded assets, such as rights to intellectual property or rights with respect to “7-Eleven” or “Speedway” branding. The vast majority of the sites being purchased have been operating under the Speedway brand, and all sites are being rebranded in connection with the closing of such site pursuant to the Asset Purchase Agreement. Buyer is also assuming certain specified liabilities associated with the assets.

The Asset Purchase Agreement contains customary representations, warranties, agreements and obligations of the parties, including covenants regarding the conduct of the business at the Properties prior to the applicable closing of such Property.

Buyer is closing the acquisition of the Properties on a rolling basis of generally ten sites per week. In late June 2021, Buyer consummated the initial closing under the Asset Purchase Agreement, which consisted of two Properties for a purchase price of $4.2 million.

Acquisitions and Related Transactions occurring Subsequent to June 30, 2021

Through August 5, 2021, Buyer consummated the acquisition of 32 Properties for an aggregate purchase price of $106.2 million. We are funding these transactions primarily through a new credit facility further described below as well as undrawn capacity under our existing revolving credit facility and cash on hand. We anticipate that we will complete the acquisition early in the fourth quarter of 2021.

JKM Credit Facility

On July 16, 2021, CAPL JKM Partners LLC (“Borrower”), an indirect wholly-owned subsidiary of CrossAmerica, entered into a Credit Agreement, as amended on July 29, 2021 (the “JKM Credit Facility”) among Borrower, CAPL JKM Holdings LLC, an indirect wholly-owned subsidiary of CrossAmerica and the sole member of Borrower, and Manufacturers and Traders Trust Company, as administrative agent, swingline lender and issuing bank.

The JKM Credit Facility provides for a $200 million senior secured credit facility, consisting of a $185 million delayed draw term loan facility (the “Term Loan Facility”) and a $15 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility permits up to $7.5 million of swingline borrowings and $5.0 million in letters of credit. The interest rate applicable to loans outstanding under the JKM Credit Facility is equal to, at Borrower’s option, either (i) a base rate plus a margin (which will be determined based on Borrower’s consolidated leverage ratio) ranging from 0.50% to 1.50% per annum or (ii) LIBOR plus a margin (which will also be determined based on Borrower’s consolidated leverage ratio) ranging from 1.50% to 2.50% per annum. Commencing on the earliest of (a) the date on which the entire amount of the Term Loan Facility has been drawn, (b) the date on which the Term Loan Facility has been terminated or reduced to zero pursuant to the JKM Credit Facility, and (c) April 16, 2022, the Term Loan Facility will amortize in equal quarterly installments equal to 1.50% of the unpaid principal amount of the Term Loan Facility, with the balance payable on the maturity date of the Term Loan Facility. Letters of credit are subject to a 0.125% fronting fee and other customary administrative charges. Standby letters of credit will accrue a fee at a rate based on the applicable margin of LIBOR loans. In addition, beginning in October 2021, a commitment fee will be charged based on the unused portion of the JKM Credit Facility at a rate ranging from 0.25% to 0.375% per annum depending on Borrower’s consolidated leverage ratio. The JKM Credit Facility will mature on July 16, 2026.

The obligations under the JKM Credit Facility are guaranteed by Holdings and its subsidiaries (other than Borrower) and secured by a lien on substantially all of the assets of Holdings and its subsidiaries (including Borrower). The obligations under the JKM Credit Facility are nonrecourse to CrossAmerica and its subsidiaries other than Holdings, Borrower and their respective subsidiaries.

The JKM Credit Facility contains customary events of default and covenants, including, among other things, and subject to certain exceptions, covenants that restrict the ability of Holdings and its subsidiaries to create or incur liens on assets, make investments, incur additional indebtedness, merge or consolidate and dispose of assets. The JKM Credit Facility also contains financial covenants requiring Borrower to comply with, as of the last day of each fiscal quarter of Borrower commencing with Borrower’s fiscal quarter ending December 31, 2021, (i) a maximum consolidated leverage ratio of 6.25 to 1.00, with step-downs to 6.00 to 1.00, 5.75 to 1.00, 5.50 to 1.00 and 5.25 to 1:00 on March 31, 2022, March 31, 2023, March 31, 2024 and March 31, 2025, respectively, and (ii) a minimum fixed charge coverage ratio of 1.10 to 1.00.

If an event of default under the JKM Credit Facility occurs and is continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable.

As of August 5, 2021, we had $64.4 million outstanding under our Term Loan Facility.

Amendment to CAPL Credit Facility

On July 28, 2021, the Partnership entered into an amendment (the “Amendment”) to its Credit Agreement, dated as of April 1, 2019 (as previously amended by the First Amendment to Credit Agreement, dated as of November 19, 2019, the “CAPL Credit Facility”), among the Partnership and Lehigh Gas Wholesale Services, Inc., as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent. The Amendment, among other things, (i) amended certain provisions relating to unrestricted subsidiaries, (ii) increased the maximum level for the consolidated leverage ratio financial covenant to 6.00 to 1.00 for the fiscal quarters ending September 30, 2021 and December 31, 2021, 5.75 to 1.00 for the fiscal quarter ending March 31, 2022, 5.50 to 1.00 for the fiscal quarter ending June 30, 2022, and 5.25 to 1.00 for the fiscal quarter ending September 30, 2022, after which the maximum level generally reverts to 4.75 to 1.00 unless in a specified acquisition period or a qualified note offering has occurred, and (iii) modified the applicable margin for borrowings under the CAPL Credit Facility (as amended by the Amendment), such that borrowings will bear interest, at the Partnership’s option, at either LIBOR plus a margin ranging from 1.50% to 3.00% per annum or a base rate plus a margin ranging from 0.50% to 2.00% per annum (in each case depending on the Partnership’s consolidated leverage ratio).

COVID-19 Pandemic

During the first quarter of 2020, an outbreak of a novel strain of coronavirus spread worldwide, including to the U.S., posing public health risks that have reached pandemic proportions. We experienced a sharp decrease in fuel volume in mid-to-late March 2020. Although fuel volumes largely recovered during the second half of 2020 and first half of 2021, we cannot predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flows. Sustained decreases in fuel volume or erosion of margin could have a material adverse effect on our results of operations, cash flow, financial position and ultimately our ability to pay distributions.

Significant Factors Affecting our Profitability

The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit

Wholesale segment

The prices paid to our motor fuel suppliers for wholesale motor fuel (which affects our cost of sales) are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations. We receive a fixed mark-up per gallon on approximately 70% of gallons sold to our customers. The remaining gallons are primarily DTW priced contracts, including intersegment sales to the Retail segment. These contracts provide for variable, market-based pricing that results in motor fuel gross profit effects similar to retail motor fuel gross profits (as crude oil prices decline, motor fuel gross profit generally increases, as discussed in our Retail segment below). The increase in DTW gross profit results from the cost of wholesale motor fuel declining at a faster rate as compared to the rate that retail motor fuel prices decline. Conversely, our DTW motor fuel gross profit generally declines when the cost of wholesale motor fuel increases at a faster rate as compared to the rate that retail motor fuel prices increase.

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
•

In late June 2021, we closed on the purchase of the first two sites of our 106-site acquisition from 7-Eleven and in July 2021, we entered into a new credit agreement and amended our existing credit facility as previously discussed under “Recent Developments—Acquisition of Assets from 7-Eleven.”

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2021
Operating revenues	$859,334	$398,402	$1,516,618	$790,097
Costs of sales	794,240	340,754	1,396,656	696,720
Gross profit	65,094	57,648	119,962	93,377

Income from CST Fuel Supply equity interests	—	—	—	3,202
Operating expenses:
Operating expenses	31,070	25,097	60,473	35,820
General and administrative expenses	6,876	5,597	14,526	10,077
Depreciation, amortization and accretion expense	19,583	16,050	37,614	33,277
Total operating expenses	57,529	46,744	112,613	79,174
Gain (loss) on dispositions and lease terminations, net	597	(4,575)	(51)	66,356
Operating income	8,162	6,329	7,298	83,761
Other income, net	204	78	292	215
Interest expense	(3,870)	(4,121)	(7,367)	(9,661)
Income before income taxes	4,496	2,286	223	74,315
Income tax benefit	(293)	(2,944)	(599)	(2,976)
Net income	4,789	5,230	822	77,291
IDR distributions	—	—	—	(133)
Net income available to limited partners	$4,789	$5,230	$822	$77,158

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Consolidated Results

Operating revenues increased $461 million (116%) and gross profit increased $7.4 million (13%).

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $432 million (137%) increase in our Wholesale segment revenues primarily attributable to a 137% increase in the average daily spot price of WTI crude oil to $66.19 per barrel for the second quarter of 2021, compared to $27.96 per barrel for the second quarter of 2020. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” In addition, volume increased 27% primarily as a result of volume generated by the asset exchanges with Circle K, the acquisition of retail and wholesale assets and the continuing recovery from the COVID-19 Pandemic.

•

A $149 million (93%) increase in our Retail segment revenues primarily attributable to a 52% increase in the average retail fuel price from the second quarter of 2020 to the second quarter of 2021 primarily due to the increase in wholesale motor fuel prices as noted above. Volume also increased 42% for the second quarter of 2021 compared to the second quarter of 2020 as a result of the acquisition of retail and wholesale assets and the continuing recovery from the COVID-19 Pandemic. Lastly, merchandise revenues increased $8.3 million (22%) driven by the acquisition of retail and wholesale assets during the second quarter of 2020.

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

Our intersegment revenues increased $120 million (153%), primarily attributable to the increase in wholesale fuel prices and the incremental intersegment revenues generated by the company operated and commission sites acquired in the April 2020 acquisition of retail and wholesale assets discussed above.

Cost of sales

Cost of sales increased $453 million (133%), which was a result of the increase in wholesale motor fuel prices, the asset exchanges with Circle K, the acquisition of retail and wholesale assets and the continuing recovery from the COVID-19 Pandemic discussed above.

Gross profit

Gross profit increased $7.4 million (13%), which was primarily driven by increases in motor fuel, merchandise and other gross profit due to the acquisition of retail and wholesale assets along with incremental fuel margin from higher volume driven by the asset exchanges with Circle K and the continuing recovery from the COVID-19 Pandemic, partially offset by lower DTW margins due to the significant drop in crude in 2020 as opposed to the increase in crude during 2021. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses increased $1.3 million (23%) primarily driven by a $1.3 million increase in acquisition-related costs as a result of higher legal fees incurred in connection with the acquisition of assets from 7-Eleven, $0.5 million increase in management fees related to the increase in headcount and overall higher general and administrative expenses stemming from the April 2020 acquisition of retail and wholesale assets, partially offset by a $0.5 million decrease in credit loss expense.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $3.5 million (22%) primarily from a $2.6 million increase in impairment charges related to our ongoing real estate rationalization effort and the resulting reclassification of these sites to assets held for sale. In addition, we incurred incremental depreciation, amortization and accretion expense from the property and equipment and intangible assets acquired in the asset exchanges with Circle K and the acquisition of retail and wholesale assets.

Gain (loss) on dispositions and lease terminations, net

During the three months ended June 30, 2021, we recorded a $1.1 million gain related to sites sold in our ongoing real estate rationalization effort, partially offset by net losses on lease terminations and asset disposals.

During the three months ended June 30, 2020, we recorded a $10.9 million loss on lease terminations, including a write-off of deferred rent income, in connection with the April 2020 acquisition of retail and wholesale assets. We also recorded a gain of $6.1 million related to the properties sold in the asset exchanges with Circle K.

Interest expense

Interest expense decreased $0.3 million (6%) primarily driven by a reduction in interest expense on borrowings under our CAPL Credit Facility due to a decrease in the average interest rate from 2.6% to 2.3%.

Income tax benefit

We recorded income tax benefits of $0.3 million and $2.9 million for the three months ended June 30, 2021 and 2020, respectively. The benefits were primarily driven by losses incurred by our taxable subsidiaries.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Consolidated Results

Operating revenues increased $727 million (92%) and gross profit increased $27 million (28%).

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $622 million (91%) increase in our Wholesale segment revenues primarily attributable to a 70% increase in the average daily spot price of WTI crude oil to $62.21 per barrel for the six months ended June 20, 2021, compared to $36.58 per barrel for the six months ended June 30, 2020. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Volume increased 30% primarily as a result of volume generated by the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets (the average number of sites with wholesale fuel distribution increased 11% from the first half of 2020 to the first half of 2021) as well as from the continuing recovery from the COVID-19 Pandemic.

•

A $321 million (140%) increase in our Retail segment revenues primarily attributable to the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange (the average total system sites increased 40% from the first half of 2020 to the first half of 2021). Volume increased 83% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 driven by the acquisitions as well as the continuing recovery from the COVID-19 Pandemic. The average retail fuel price increased 35% between those same periods due primarily due to the increase in wholesale motor fuel prices as noted above. In addition, merchandise revenues increased $46.1 million (125%) driven by the acquisition of retail and wholesale assets.

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

Our intersegment revenues increased $217 million (172%) primarily attributable to the incremental intersegment revenues generated by the company operated and commission sites acquired in the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange as well as higher volume from the continuing recovery from the COVID-19 Pandemic.

Cost of sales

Cost of sales increased $700 million (100%) as a result of the increase in wholesale motor fuel prices and the impact of the increase in sites acquired in the asset exchanges with Circle K, the CST Fuel Supply Exchange, the acquisition of retail and wholesale assets as well as the continuing recovery from the COVID-19 Pandemic discussed above.

Gross profit

The $27 million (28%) increase in gross profit was primarily driven by increases in motor fuel and merchandise gross profit due to 1) the CST Fuel Supply Exchange, which primarily resulted in an increase in fuel margin and a decrease in income from CST Fuel Supply equity interests; 2) the acquisition of retail and wholesale assets, which primarily resulted in an increase in fuel margin and merchandise margin and other revenues partially offset by a decrease in lease margin; 3) an increase in volume driven by the continuing recovery from the COVID-19 Pandemic; partially offset by 4) lower DTW margins as a result of the significant drop in crude during the first half of 2020 as compared to the increase in crude during the first half of 2021. See “Results of Operations—Segment Results” for additional gross profit analyses.

Income from CST Fuel Supply equity interests and Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses increased $4.4 million (44%) primarily driven by a $2.2 million increase in acquisition-related costs as a result of higher legal fees incurred in connection with the acquisition of assets from 7-Eleven, a $1.3 million increase in management fees related to the increase in headcount and overall higher general and administrative expenses stemming from the April 2020 acquisition of retail and wholesale assets, partially offset by a $0.6 decrease in credit loss expense.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $4.3 million (13%) primarily from the property and equipment and intangible assets acquired in the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of retail and wholesale assets. We recorded $5.2 million in impairment charges during the six months ended June 30, 2021 compared with $5.5 million in impairment charges during the same period of 2020, primarily related to our ongoing real estate rationalization effort and the resulting reclassification of these sites to assets held for sale.

Gain (loss) on dispositions and lease terminations, net

During the six months ended June 30, 2021, we recorded a $1.1 gain related to sites sold in connection with our ongoing real estate rationalization effort, partially offset by net losses on lease terminations and asset disposals.

During the six months ended June 30, 2020, we recorded a $67.6 million gain on the sale of our 17.5% investment in CST Fuel Supply. We also recorded $7.9 million in gains related to the properties sold in the asset exchanges with Circle K and $1.8 million related to the sale of 13 sites in connection with our ongoing real estate rationalization effort. Partially offsetting these gains, we recorded a $10.9 million loss on lease terminations, including a write-off of deferred rent income, in connection with the April 2020 acquisition of retail and wholesale assets.

Interest expense

Interest expense decreased $2.3 million (24%) primarily driven by a reduction in interest expense on borrowings under our CAPL Credit Facility due to a decrease in the average interest rate from 3.2% to 2.1%.

Income tax benefit

We recorded income tax benefits of $0.6 million and $3.0 million for the six months ended June 30, 2021 and 2020, respectively. The benefits were primarily driven by losses incurred by our taxable subsidiaries.

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

Wholesale

The following table highlights the results of operations and certain operating metrics of our Wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross profit:
Motor fuel–third party	$18,529	$12,177	$34,052	$25,217
Motor fuel–intersegment and related party	11,961	15,989	17,690	22,842
Motor fuel gross profit	30,490	28,166	51,742	48,059
Rent gross profit	12,973	12,262	25,466	26,391
Other revenues	729	300	1,863	1,415
Total gross profit	44,192	40,728	79,071	75,865
Income from CST Fuel Supply equity interests (a)	—	—	—	3,202
Operating expenses	(10,948)	(9,509)	(20,922)	(18,583)
Operating income	$33,244	$31,219	$58,149	$60,484
Motor fuel distribution sites (end of period): (b)
Motor fuel–third party
Independent dealers (c)	675	712	675	712
Lessee dealers (d)	651	682	651	682
Total motor fuel distribution–third party sites	1,326	1,394	1,326	1,394
Motor fuel–intersegment and related party
Commission agents (Retail segment) (e)	202	212	202	212
Company operated retail sites (Retail segment)	152	150	152	150
Total motor fuel distribution–intersegment and related party sites	354	362	354	362
Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	1,328	1,379	1,333	1,227
Motor fuel-intersegment and related party distribution	353	346	355	289
Total motor fuel distribution sites	1,681	1,725	1,688	1,516
Volume of gallons distributed (in thousands)
Third party	242,392	192,927	456,100	370,424
Intersegment and related party	89,233	67,319	167,305	110,467
Total volume of gallons distributed	331,625	260,246	623,405	480,891

Wholesale margin per gallon	$0.092	$0.108	$0.083	$0.100

(a)	Represents income from our equity interest in CST Fuel Supply. The CST Fuel Supply Exchange closed on March 25, 2020.
(b)	In addition, as of June 30, 2021 and 2020, we distributed motor fuel to 14 and 13 sub-wholesalers who distributed to additional sites, respectively.
(c)

The decrease in the independent dealer site count was primarily attributable to loss of contracts, most of which were lower margin, partially offset by the increase in independent dealer sites as a result of the real estate rationalization effort and the resulting reclassification of the site from a lessee dealer or commission site to an independent dealer site when we continue to supply the sites after divestiture.

(d)

The decrease in the lessee dealer site count was primarily attributable to our real estate rationalization effort, partially offset by the lessee dealers sites acquired in the sixth asset exchange with Circle K.

(e)	The decrease in the commission site count was primarily attributable to our real estate rationalization effort.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Gross profit increased $3.5 million (9%) and operating income increased $2.0 million (6%). The results were driven by:

Motor fuel gross profit

The $2.3 million (8%) increase in motor fuel gross profit was primarily driven by a 27% increase in volume as a result of the asset exchanges with Circle K and the acquisition of retail and wholesale assets as well as the continuing recovery from the COVID-19 Pandemic. In addition, we benefited from higher terms discounts as a result of higher crude prices. The average spot price of WTI crude oil increased 137% from $27.96 per barrel for the second quarter of 2020 to $66.19 per barrel for the second quarter of 2021. However, DTW margins were lower due to the movements in wholesale fuel prices throughout the second quarter of 2021 as compared to the second quarter of 2020. During the second quarter of 2021, the daily spot price of WTI crude oil increased from $59 per barrel at the start of the quarter to $74 per barrel as of June 30, 2021, a 24% increase, which adversely impacted fuel margins for our variable priced gallons during the quarter. During the second quarter of 2020, we benefitted from the sharp reduction in wholesale fuel prices particularly at the beginning of the quarter. As such, DTW margins were negatively impacted for the second quarter of 2021 as compared to the second quarter of 2020. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Rent gross profit

Rent gross profit increased $0.7 million (6%) primarily as a result of the $0.5 million in rent concessions that impacted the second quarter of 2020.

Operating expenses

Operating expenses increased $1.4 million (15%), primarily as a result of a $1.2 million increase in environmental costs related to remediation, compliance testing and monitoring.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Gross profit increased $3.2 million (4%) and operating income decreased $2.3 million (4%). The results were driven by:

Motor fuel gross profit

The $3.7 million (8%) increase in motor fuel gross profit was primarily driven by a 30% increase in volume as a result of the asset exchanges with Circle K, the CST Fuel Supply Exchange, the acquisition of retail and wholesale assets and the continuing recovery from the COVID-19 Pandemic. In addition, we benefited from higher terms discounts as a result of higher crude prices. The average spot price of WTI crude oil increased 70% from $36.58 per barrel for the first half of 2020 to $62.21 per barrel for the first half of 2021. However, DTW margins were lower due to the movements in wholesale fuel prices throughout the first half of 2021 as compared to the first half of 2020. During the first half of 2021, the daily spot price of WTI crude oil increased from $48 per barrel at the start of the quarter to $74 per barrel as of June 30, 2021, a 52% increase, which adversely impacted fuel margins for our variable priced gallons during the period. During the first half of 2020, we benefitted from the reduction in wholesale fuel prices. As such, DTW margins were negatively impacted for the first half of 2021 as compared to the first half of 2020. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Rent gross profit

Rent gross profit decreased $0.9 million (4%) primarily as a result of terminating leases in connection with the acquisition of retail and wholesale assets and $0.5 million in rent concessions during the second quarter of 2020, partially offset by the CST Fuel Supply Exchange.

Income from CST Fuel Supply equity interests

Income from CST Fuel Supply equity interests is no longer generated as a result of the March 2020 CST Fuel Supply Exchange.

Operating expenses

Operating expenses increased $2.3 million (13%) primarily as a result of a $1.4 million increase in environmental costs related to remediation, costs of compliance testing and monitoring and a $1.0 million increase in insurance costs due to the increase in controlled sites as a result of the acquisitions.

Retail

The following table highlights the results of operations and certain operating metrics of our Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of retail sites, gallons sold per day and per gallon amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross profit:
Motor fuel	$4,937	$3,284	$10,370	$3,689
Merchandise	11,969	9,384	22,333	9,384
Rent	1,858	2,030	3,924	3,669
Other revenue	2,311	1,221	4,170	1,221
Total gross profit	21,075	15,919	40,797	17,963
Operating expenses	(20,122)	(15,588)	(39,551)	(17,237)
Operating income	$953	$331	$1,246	$726

Retail sites (end of period):
Commission agents (a)	202	212	202	212
Company operated retail sites	152	150	152	150
Total system sites at the end of the period	354	362	354	362

Total system operating statistics:
Average retail fuel sites during the period	353	337	355	254
Motor fuel sales (gallons per site per day)	2,793	2,057	2,616	1,993
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.055	$0.052	$0.062	$0.040

Commission agents statistics:
Average retail fuel sites during the period	203	210	204	190
Motor fuel gross profit per gallon, net of credit card fees and commissions	$0.014	$0.016	$0.015	$0.015

Company operated retail site statistics:
Average retail fuel sites during the period	150	128	151	64
Motor fuel gross profit per gallon, net of credit card fees	$0.093	$0.096	$0.109	$0.096
Merchandise gross profit percentage, net of credit card fees	26.5%	25.4%	26.9%	25.4%

(a)	The decrease in the commission site count was primarily attributable to our real estate rationalization effort.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Gross profit increased $5.2 million (32%) and operating income increased $0.6 million (188%). These results were impacted by:

Gross profit

•

Our motor fuel gross profit increased $1.7 million (50%) attributable to a 42% increase in volume stemming from the increase in company operated sites as a result of the April 2020 acquisition of retail and wholesale assets as well as the continuing recovery from the COVID-19 Pandemic.

•

Our merchandise gross profit and other revenues increased $2.6 million and $1.1 million, respectively, as a result of the increase in company operated sites driven by the April 2020 acquisition of retail and wholesale assets.

Operating expenses

Operating expenses increased $4.5 million (29%) primarily due to the increase in company operated sites as a result of the April 2020 acquisition of retail and wholesale assets.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Gross profit increased $22.8 million (127%) and operating income increased $0.5 million (72%). These results were driven by:

Gross profit

•

Our motor fuel gross profit increased $6.7 million (181%) attributable to realizing a higher average margin per gallon as the higher retail fuel margins at our company operated sites comprised a larger percentage of our overall retail fuel margins in 2021 as compared to 2020. In addition, volume increased 83% driven by the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets and the March 2020 CST Fuel Supply Exchange as well as the continuing recovery from the COVID-19 Pandemic.

•

Our merchandise gross profit and other revenues increased $12.9 million and $2.9 million, respectively, as a result of the increase in company operated sites driven by the April 2020 acquisition of retail and wholesale assets.

Operating expenses

Operating expenses increased $22.3 million (129%) primarily due to the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets and the CST Fuel Supply Exchange.

Non-GAAP Financial Measures

We use the non-GAAP financial measures EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio. EBITDA represents net income available to us before deducting interest expense, income taxes and depreciation, amortization and accretion (which includes certain impairment charges). Adjusted EBITDA represents EBITDA as further adjusted to exclude equity-based employee and director compensation expense, gains or losses on dispositions and lease terminations, net and certain discrete acquisition related costs, such as legal and other professional fees, separation benefit costs and certain other discrete non-cash items arising from purchase accounting. Distributable Cash Flow represents Adjusted EBITDA less cash interest expense, sustaining capital expenditures and current income tax benefit or expense. The Distribution Coverage Ratio is computed by dividing Distributable Cash Flow by the weighted-average diluted common units and then dividing that result by the distributions paid per limited partner unit.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income available to limited partners	$4,789	$5,230	$822	$77,158
Interest expense	3,870	4,121	7,367	9,661
Income tax benefit	(293)	(2,944)	(599)	(2,976)
Depreciation, amortization and accretion expense	19,583	16,050	37,614	33,277
EBITDA	27,949	22,457	45,204	117,120
Equity-based employee and director compensation expense	386	17	754	48
(Gain) loss on dispositions and lease terminations, net (a)	(597)	4,575	51	(66,356)
Acquisition-related costs (b)	1,967	672	4,361	2,193
Adjusted EBITDA	29,705	27,721	50,370	53,005
Cash interest expense	(3,610)	(3,861)	(6,846)	(9,140)
Sustaining capital expenditures (c)	(1,040)	(407)	(2,432)	(1,047)
Current income tax (expense) benefit (d)	(50)	2,594	(334)	3,668
Distributable Cash Flow	$25,005	$26,047	$40,758	$46,486
Weighted-average diluted common units	37,905	37,738	37,902	36,867
Distributions paid per limited partner unit (e)	$0.5250	$0.5250	$1.0500	$1.0500
Distribution Coverage Ratio (f)	1.26x	1.31x	1.02x	1.20x

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

(d)	Consistent with prior divestitures, the current income tax expense (benefit) excludes income tax incurred on the sale of sites.
(e)

On July 22, 2021, the Board approved a quarterly distribution of $0.5250 per unit attributable to the second quarter of 2021. The distribution is payable on August 10, 2021 to all unitholders of record on August 3, 2021.

(f)

The distribution coverage ratio is computed by dividing Distributable Cash Flow by the weighted-average diluted common units and then dividing that result by the distributions paid per limited partner unit.

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are to finance our operations, fund acquisitions, service our debt and pay distributions to our unitholders. We expect our ongoing sources of liquidity to include cash generated by our operations and borrowings under the CAPL Credit Facility and JKM Credit Facility, if available to us on acceptable terms, issuances of equity and debt securities. We regularly evaluate alternate sources of capital, including sale-leaseback financing of real property with third parties, to support our liquidity requirements.

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

We believe that we will have sufficient cash flow from operations, borrowing capacity under the CAPL Credit Facility and our new JKM Credit Facility entered into in connection with the acquisition of 106 sites from 7-Eleven and access to capital markets and alternate sources of funding to meet our financial commitments, debt service obligations, contingencies, anticipated capital expenditures and partnership distributions. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional equity and/or debt securities and/or maintain or increase distributions to unitholders.

See “Recent Developments—COVID-19 Pandemic” for a discussion of the impacts and potential impacts on our liquidity from the COVID-19 Pandemic as well as actions we have taken or could take to mitigate its impact.

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$41,014	$61,643
Net cash used in investing activities	(20,392)	(6,580)
Net cash used in financing activities	(20,514)	(54,658)

Operating Activities

Net cash provided by operating activities decreased $20.6 million for the six months ended June 30, 2021 compared to the same period in 2020, primarily attributable to the changes in working capital stemming primarily from the April 2020 acquisition of retail and wholesale assets (particularly the related build of the accounts payable balance during the six months ended June 30, 2020) and timing (particularly the increase in motor fuel and sales taxes payable during the six months ended June 30, 2020).

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as well as operating lease obligations as compared to the shorter settlement of receivables for fuel and rent.

Investing Activities

We incurred capital expenditures of $21.9 million and $10.8 million for the six months ended June 30, 2021 and 2020, respectively. The increase was largely driven by EMV upgrades and rebranding of certain sites, including the sites being acquired from 7-Eleven. We received $5.6 million and $10.0 million in proceeds from sales of assets, largely driven by our real estate rationalization effort, during the six months ended June 30, 2021 and 2020, respectively. We paid $4.2 million during the six months ended June 30, 2021 in connection with our acquisition of assets from 7-Eleven. We paid $22.3 million during the six months ended June 30, 2020 in connection with our acquisition of retail and wholesale assets. Lastly, we received $16.4 million from Circle K primarily in connection with the CST Fuel Supply Exchange that closed in March 2020.

Financing Activities

We paid $39.8 million in distributions and made net borrowings on our CAPL Credit Facility of $20.6 million for the six months ended June 30, 2021. We paid $38.1 million in distributions and made net repayments on our CAPL Credit Facility of $15.3 million for the six months ended June 30, 2020.

Distributions

Distribution activity for 2021 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2020	February 2, 2021	February 9, 2021	$0.5250	$19,912
March 31, 2021	May 4, 2021	May 11, 2021	0.5250	19,916
June 30, 2021	August 3, 2021	August 10, 2021	0.5250	19,924

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Debt

As of June 30, 2021, our debt and finance lease obligations consisted of the following (in thousands):

CAPL Credit Facility	$533,781
Finance lease obligations	18,394
Total debt and finance lease obligations	552,175
Current portion	2,679
Noncurrent portion	549,496
Deferred financing costs, net	2,737
Noncurrent portion, net of deferred financing costs	$546,759

Taking the interest rate swap contracts into account, our effective interest rate at June 30, 2021 was 2.3% (our applicable margin was 2.0% as of June 30, 2021). Letters of credit outstanding at June 30, 2021 totaled $4.0 million.

See “Recent Developments—Acquisition of Assets from 7-Eleven” for information regarding a new credit agreement and an amendment of our existing credit agreement, both entered into in July 2021.

The amount of availability under our CAPL Credit Facility at August 5, 2021, after taking into consideration the July 2021 amendment and debt covenant restrictions, was $159.2 million.

The amount of availability under our JKM Credit Facility at August 5, 2021, after taking into consideration debt covenant restrictions, was $134.8 million.

Capital Expenditures

We make investments to expand, upgrade and enhance existing assets. We categorize our capital requirements as either sustaining capital expenditures, growth capital expenditures or acquisition capital expenditures. Sustaining capital expenditures are those capital expenditures required to maintain our long-term operating income or operating capacity. Acquisition and growth capital expenditures are those capital expenditures that we expect will increase our operating income or operating capacity over the long term. We have the ability to fund our capital expenditures by additional borrowings under our CAPL Credit Facility, JKM Credit Facility, or, if available to us on acceptable terms, accessing the capital markets and issuing additional equity, debt securities or other options, such as the sale of assets. Our ability to access the capital markets may have an impact on our ability to fund acquisitions. We may not be able to complete any offering of securities or other options on terms acceptable to us, if at all.

The following table outlines our capital expenditures (in thousands):

	Six Months Ended June 30,
	2021	2020
Sustaining capital	$2,432	$1,047
Growth	19,479	9,713
Acquisitions	4,166	22,342
Total capital expenditures and acquisitions	$26,077	$33,102

Growth capital expenditures increased primarily as a result of EMV upgrades and rebranding of certain sites, including the sites being acquired from 7-Eleven.

Other Matters Impacting Liquidity and Capital Resources

Concentration of Customers

Approximately 12% of our rent income for the six months ended June 30, 2021 was from one multi-site operator.

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
•

Our volume starting in mid-March 2020 was negatively impacted by the COVID-19 Pandemic. Although fuel volumes largely recovered during the second half of 2020 and first half of 2021, we cannot predict the scope and severity with which COVID-19 will impact our results. See “Recent Developments—COVID-19 Pandemic” for additional information.

•	The acquisition of assets from 7-Eleven is anticipated to increase gross profit both within the Wholesale and Retail segments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No significant changes to our market risk have occurred since December 31, 2020. For a discussion of market risks affecting us, refer to Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk” included in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this report included in Note 10 of the financial statements.

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

Date: August 9, 2021