Form 10-Q
period 2021-09-30
CrossAmerica Partners LP
filed 2021-11-09
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File No. 001-35711

CROSSAMERICA PARTNERS LP

(Exact name of registrant as specified in its charter)

Delaware	45-4165414
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

645 Hamilton Street, Suite 400 Allentown, PA	18101 (Zip Code) (610) 625-8000
(Address of Principal Executive Offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units	CAPL	New York Stock Exchange

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

As of November 4, 2021, the registrant had outstanding 37,891,701 common units.

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

i

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

COVID-19 Pandemic	In December 2019, a novel strain of coronavirus was reported to have surfaced. In March 2020, the World Health Organization declared the outbreak a pandemic.

CST	CST Brands LLC, which merged into Circle K Stores. Inc. on February 28, 2020, and subsidiaries, indirectly owned by Circle K.

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

ii

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$8,247	$513
Accounts receivable, net of allowances of $339 and $429, respectively	39,169	28,519
Accounts receivable from related parties	836	931
Inventory	39,552	23,253
Assets held for sale	3,901	9,898
Other current assets	18,290	11,707
Total current assets	109,995	74,821
Property and equipment, net	756,642	570,856
Right-of-use assets, net	170,939	167,860
Intangible assets, net	120,308	92,912
Goodwill	100,115	88,764
Other assets	22,006	19,129
Total assets	$1,280,005	$1,014,342

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$9,923	$2,631
Current portion of operating lease obligations	34,828	31,958
Accounts payable	85,717	63,978
Accounts payable to related parties	9,205	5,379
Accrued expenses and other current liabilities	24,527	23,267
Motor fuel and sales taxes payable	23,233	19,735
Total current liabilities	187,433	146,948
Debt and finance lease obligations, less current portion	795,626	527,299
Operating lease obligations, less current portion	141,979	141,380
Deferred tax liabilities, net	13,917	15,022
Asset retirement obligations	45,430	41,450
Other long-term liabilities	34,071	32,575
Total liabilities	1,218,456	904,674

Commitments and contingencies

Equity:
Common units—37,891,701 and 37,868,046 units issued and outstanding at September 30, 2021 and December 31, 2020, respectively	61,396	112,124
Accumulated other comprehensive income (loss)	153	(2,456)
Total equity	61,549	109,668
Total liabilities and equity	$1,280,005	$1,014,342

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except unit and per unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenues (a)	$985,122	$591,022	$2,501,740	$1,381,119
Costs of sales (b)	909,391	528,750	2,306,047	1,225,470
Gross profit	75,731	62,272	195,693	155,649

Income from CST Fuel Supply equity interests	—	—	—	3,202
Operating expenses:
Operating expenses (c)	34,548	27,508	95,021	63,328
General and administrative expenses	9,903	5,363	24,429	15,440
Depreciation, amortization and accretion expense	19,118	18,590	56,732	51,867
Total operating expenses	63,569	51,461	176,182	130,635
Gain on dispositions and lease terminations, net	426	12,881	375	79,237
Operating income	12,588	23,692	19,886	107,453
Other income, net	127	143	419	358
Interest expense	(4,928)	(3,522)	(12,295)	(13,183)
Income before income taxes	7,787	20,313	8,010	94,628
Income tax benefit	(1,065)	(892)	(1,664)	(3,868)
Net income	8,852	21,205	9,674	98,496
IDR distributions	—	—	—	(133)
Net income available to limited partners	$8,852	$21,205	$9,674	$98,363

Basic and diluted earnings per common unit	$0.23	$0.56	$0.26	$2.64

Weighted-average limited partner units:
Basic common units	37,887,493	37,867,647	37,877,273	37,202,087
Diluted common units	37,906,799	37,868,610	37,898,036	37,202,087

Supplemental information:
(a) includes excise taxes of:	$62,427	$47,222	$156,180	$95,929
(a) includes rent income of:	21,498	19,747	62,832	62,859
(b) excludes depreciation, amortization and accretion
(b) includes rent expense of:	5,968	6,036	17,912	19,088
(c) includes rent expense of:	3,353	3,310	9,814	5,832

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$9,674	$98,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	56,732	51,867
Amortization of deferred financing costs	1,182	781
Credit loss expense	70	1,014
Deferred income tax benefit	(2,199)	(4,047)
Equity-based employee and director compensation expense	1,096	83
Gain on dispositions and lease terminations, net	(375)	(87,225)
Changes in operating assets and liabilities, net of acquisitions	10,087	25,534
Net cash provided by operating activities	76,267	86,503

Cash flows from investing activities:
Principal payments received on notes receivable	151	246
Proceeds from Circle K in connection with CST Fuel Supply Exchange	—	23,049
Proceeds from sale of assets	11,012	13,757
Capital expenditures	(32,370)	(24,439)
Cash paid in connection with acquisitions, net of cash acquired	(261,993)	(28,244)
Net cash used in investing activities	(283,200)	(15,631)

Cash flows from financing activities:
Borrowings under revolving credit facilities	167,000	159,098
Repayments on revolving credit facilities	(43,452)	(170,580)
Borrowings under the Term Loan Facility	159,950	—
Payments of finance lease obligations	(1,944)	(1,830)
Payments of deferred financing costs	(7,135)	—
Distributions paid on distribution equivalent rights	(93)	(8)
Distributions paid to holders of the IDRs	—	(133)
Distributions paid on common units	(59,659)	(57,871)
Net cash provided by (used in) financing activities	214,667	(71,324)
Net increase (decrease) in cash and cash equivalents	7,734	(452)

Cash and cash equivalents at beginning of period	513	1,780
Cash and cash equivalents at end of period	$8,247	$1,328

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

(Unaudited)

	Limited Partners' Interest Common Unitholders		Incentive Distribution Rights	AOCI	Total Equity
	Units	Dollars	Dollars	Dollars	Dollars
Balance at June 30, 2021	37,874,868	$72,162	$—	$(23)	$72,139
Net income	—	8,852	—	—	8,852
Other comprehensive income
Unrealized loss on interest rate swap contracts	—	—	—	(89)	(89)
Realized loss on interest rate swap contracts reclassified from AOCI into interest expense	—	—	—	265	265
Total other comprehensive income	—	—	—	176	176
Comprehensive income	—	8,852	—	176	9,028
Vesting of equity awards, net of units withheld for tax	16,833	318	—	—	318
Tax effect from intra-entity transfer of assets		(12)			(12)
Distributions paid	—	(19,924)	—	—	(19,924)
Balance at September 30, 2021	37,891,701	$61,396	$—	$153	$61,549

Balance at June 30, 2020	37,866,005	$121,732	$—	$(3,218)	$118,514
Net income	—	21,205	—	—	21,205
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	—	13	13
Realized loss on interest rate swap contracts reclassified from AOCI into interest expense	—	—	—	204	204
Total other comprehensive income	—	—	—	217	217
Comprehensive income	—	21,205	—	217	21,422
Vesting of equity awards, net of units withheld for tax	2,041	26	—	—	26
Distributions paid	—	(19,887)	—	—	(19,887)
Balance at September 30, 2020	37,868,046	$123,076	$—	$(3,001)	$120,075

Balance at December 31, 2020	37,868,046	$112,124	$—	$(2,456)	$109,668
Net income	—	9,674	—	—	9,674
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	—	1,860	1,860
Realized loss on interest rate swap contracts reclassified from AOCI into interest expense	—	—	—	749	749
Total other comprehensive income	—	—	—	2,609	2,609
Comprehensive income	—	9,674	—	2,609	12,283
Issuance of units related to 2020 Bonus Plan	6,822	126	—	—	126
Tax effect from intra-entity transfer of assets	—	(1,094)	—	—	(1,094)
Vesting of equity awards, net of units withheld for tax	16,833	318	—	—	318
Distributions paid	—	(59,752)	—	—	(59,752)
Balance at September 30, 2021	37,891,701	$61,396	$—	$153	$61,549

Balance at December 31, 2019	34,494,441	$78,397	$—	$—	$78,397
Net income	—	98,363	133	—	98,496
Other comprehensive loss
Unrealized loss on interest rate swap contracts	—	—	—	(3,179)	(3,179)
Realized loss on interest rate swap contract reclassified from AOCI into interest expense	—	—	—	178	178
Total other comprehensive loss	—	—	—	(3,001)	(3,001)
Comprehensive income (loss)	—	98,363	133	(3,001)	95,495
Issuance of units to the Topper Group in connection with the Equity Restructuring Agreement	2,528,673	—	—	—	—
Acquisition of assets from entities under common control, net of fair value of common units issued	842,891	4,169	—	—	4,169
Vesting of equity awards, net of units withheld for tax	2,041	26	—	—	26
Distributions paid	—	(57,879)	(133)	—	(58,012)
Balance at September 30, 2020	37,868,046	$123,076	$—	$(3,001)	$120,075

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.DESCRIPTION OF BUSINESS AND OTHER DISCLOSURES

Our business consists of:

•	the wholesale distribution of motor fuels;
•	the owning or leasing of retail sites used in the retail distribution of motor fuels and, in turn, generating rental income from the lease or sublease of the retail sites;
•	the retail sale of motor fuels to end customers at retail sites operated by commission agents and, since April 14, 2020, ourselves; and
•	since April 14, 2020, the operation of retail sites, including the sale of convenience merchandise to end customers. We had no company operated sites from September 30, 2019 through April 14, 2020.

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

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2020 has been derived from our audited financial statements and notes thereto as of that date.

Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters. The COVID-19 Pandemic has impacted our business and these seasonal trends typical in our business. See the “COVID-19 Pandemic” section below.

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

Concentration Risk

Approximately 12% and 14% of our rent income for the nine months ended September 30, 2021 and 2020, respectively, was from one multi-site operator.

For the nine months ended September 30, 2021, our wholesale business purchased approximately 36%, 23%, 11% and 10% of its motor fuel from ExxonMobil, BP, Motiva and Marathon, respectively. For the nine months ended September 30, 2020, our wholesale business purchased approximately 27%, 22%, 13% and 10% of its motor fuel from ExxonMobil, BP, Motiva and Marathon, respectively. No other fuel suppliers accounted for 10% or more of our motor fuel purchases during the nine months ended September 30, 2021 and 2020.

Approximately 16%  of our motor fuel gallons sold for the nine months ended September 30, 2021 and 2020, respectively, were delivered by one carrier.

Prior Year Acquisitions

We completed six tranches of the asset exchange with Circle K on May 21, 2019, September 5, 2019, February 25, 2020, April 7, 2020, May 5, 2020 and September 15, 2020. With the closing of the sixth tranche, the transactions contemplated under the Asset Exchange Agreement we entered into with Circle K on December 17, 2018 (“Asset Exchange Agreement”) were concluded. Through these transactions, we acquired 191 sites in exchange for the real property at 56 sites as well as 17 sites previously owned and operated by the Partnership. Although we no longer collect rent from the sites divested in these transactions, we continue to distribute fuel to them on a wholesale basis.

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

We experienced a sharp decrease in fuel volume in mid-to-late March 2020. Although fuel volumes largely recovered during the second half of 2020 and continue to recover in 2021, we cannot predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flows. Sustained decreases in fuel volume or erosion of margin could have a material adverse effect on our results of operations, cash flow, financial position and ultimately our ability to pay distributions.

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

Buyer is closing the acquisition of the Properties on a rolling basis of generally ten sites per week. Through September 30, 2021, Buyer consummated the closing under the Asset Purchase Agreement of 98 Properties for a purchase price of $262.0 million, including inventory and other working capital, as summarized in the table below (in thousands).

Inventories	$11,745
Other current assets	1,301
Property and equipment	200,244
Right-of-use assets	7,886
Goodwill	11,351
Intangible assets	41,655
Total assets	$274,182

Current portion of operating lease obligations	1,510
Accrued expenses and other current liabilities	675
Operating lease obligations, less current portion	6,376
Asset retirement obligations	3,628
Total liabilities	$12,189
Total consideration, net of cash acquired	$261,993

The fair value of inventory was estimated at retail selling price less estimated costs to sell and a reasonable profit allowance for the selling effort.

The fair value of land was based on a market approach. The value of buildings and equipment was based on a cost approach. The buildings and equipment are being depreciated on a straight-line basis, with estimated remaining useful lives of 20 years for the buildings and five to 30 years for equipment.

The fair value of the wholesale fuel distribution rights included in intangible assets was based on an income approach. Management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel distribution rights are being amortized on a straight-line basis over an estimated useful life of approximately 10 years.

The fair value of goodwill represents expected synergies from combining operations, intangible assets that do not qualify for separate recognition, and other factors. All goodwill is anticipated to be deductible for tax purposes.

Management continues to review the valuation and is confirming the result to determine the final purchase price allocation.

We funded these transactions primarily through the new JKM Credit Facility further described in Note 8 as well as undrawn capacity under our existing revolving credit facility and cash on hand.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Through November 4, 2021, we closed on five additional Properties for a purchase price of $10.4 million. We anticipate closing on the final three Properties once we are in receipt of all required operational licenses and permits.

Aggregate incremental revenues since the closing of the Properties included in CrossAmerica’s statement of operations were $65.3 million for the nine months ended September 30, 2021.

Our pro forma results, giving effect to the acquisition and assuming an acquisition date of January 1, 2020, would have been (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$1,119,219	$711,413	$2,911,962	$1,717,596
Net income	9,805	29,702	22,740	125,625

Such pro forma results are based on historical results of the Partnership, the historical results of the assets acquired or to be acquired from 7-Eleven as they occurred under the ownership of 7-Eleven or MPC, and certain pro forma adjustments relating to acquisition costs, interest expense and income taxes. See our Current Report on Form 8-K/A filed on November 3, 2021, for additional information.

Note 3. ASSETS HELD FOR SALE

We have classified 11 sites and 25 sites as held for sale at September 30, 2021 and December 31, 2020, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Land	$3,127	$7,889
Buildings and site improvements	1,906	2,784
Equipment	886	1,152
Total	5,919	11,825
Less accumulated depreciation	(2,018)	(1,927)
Assets held for sale	$3,901	$9,898

The Partnership has continued to focus on divesting lower performing assets. During the three and nine months ended September 30, 2021, we sold 14 and 23 properties for $4.9 million and $8.8 million in proceeds, resulting in net gains of $0.4 million and $1.5 million, respectively. During the three and nine months ended September 30, 2020, we sold seven and 20 properties for $3.8 million and $13.3 million of proceeds, resulting in net gains of $2.2 million and $4.0 million, respectively.

Note 4. INVENTORIES

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Retail site merchandise	$20,912	$11,969
Motor fuel	18,640	11,284
Inventories	$39,552	$23,253

See Note 2 regarding our acquisition of certain assets from 7-Eleven.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Land	$319,524	$241,585
Buildings and site improvements	358,210	284,593
Leasehold improvements	12,308	10,684
Equipment	304,146	236,420
Construction in progress	13,450	15,919
Property and equipment, at cost	1,007,638	789,201
Accumulated depreciation and amortization	(250,996)	(218,345)
Property and equipment, net	$756,642	$570,856

See Note 2 regarding our acquisition of certain assets from 7-Eleven.

We recorded impairment charges of $1.2 million and $2.7 million during the three months ended September 30, 2021 and 2020 and $6.4 million and $8.2 million during the nine months ended September 30, 2021 and 2020, respectively, included within depreciation, amortization and accretion expenses on the statements of operations. These impairment charges were primarily related to sites initially classified within assets held for sale in connection with our ongoing real estate rationalization effort.

Note 6. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	September 30, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$223,003	$(103,852)	$119,151	$187,643	$(95,694)	$91,949
Trademarks/licenses	2,208	(1,156)	1,052	1,898	(1,115)	783
Covenant not to compete	450	(345)	105	4,552	(4,372)	180
Total intangible assets	$225,661	$(105,353)	$120,308	$194,093	$(101,181)	$92,912

See Note 2 regarding our acquisition of certain assets from 7-Eleven.

Note 7. GOODWILL

Changes in goodwill during 2021 were as follows (in thousands):

	Wholesale Segment	Retail Segment	Consolidated
Balance at December 31, 2020	$74,138	$14,626	$88,764
Acquisition	7,946	3,405	11,351
Balance at September 30, 2021	$82,084	$18,031	$100,115

See Note 2 regarding our acquisition of certain assets from 7-Eleven.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. DEBT

Our balances for long-term debt and finance lease obligations were as follows (in thousands):

	September 30,	December 31,
	2021	2020
CAPL Credit Facility	$636,728	$513,180
JKM Credit Facility	159,950	—
Finance lease obligations	17,736	20,007
Total debt and finance lease obligations	814,414	533,187
Current portion	9,923	2,631
Noncurrent portion	804,491	530,556
Deferred financing costs, net	8,865	3,257
Noncurrent portion, net of deferred financing costs	$795,626	$527,299

As of September 30, 2021, future principal payments on debt and future minimum rental payments on finance lease obligations were as follows (in thousands):

	Debt	Finance Lease Obligations	Total
Remaining in 2021	$—	$804	$804
2022	9,597	3,282	12,879
2023	9,597	3,381	12,978
2024	646,325	3,481	649,806
2025	9,597	3,583	13,180
Thereafter	121,562	4,926	126,488
Total future payments	796,678	19,457	816,135
Less interest component	—	1,721	1,721
	796,678	17,736	814,414
Current portion	7,198	2,725	9,923
Long-term portion	$789,480	$15,011	$804,491

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

We are also required to maintain a consolidated interest coverage ratio (as defined in the CAPL Credit Facility) of at least 2.50 to 1.00. We were in compliance with our financial covenants at September 30, 2021.

Our CAPL Credit Facility is secured by substantially all of our assets, including our equity interest in an indirect wholly-owned subsidiary of CrossAmerica and the sole member of CAPL JKM Partners LLC named CAPL JKM Holdings LLC (“Holdings”), other than the assets of unrestricted subsidiaries designated as such under the CAPL Credit Facility. Holdings and its subsidiaries are unrestricted subsidiaries under the CAPL Credit Facility. Letters of credit outstanding at September 30, 2021 and December 31, 2020 totaled $4.0 million. The amount of availability under the CAPL Credit Facility at September 30, 2021, after taking into consideration debt covenant restrictions, was $70.5 million.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Taking the interest rate swap contracts described in Note 9 into account, our effective interest rate on our CAPL Credit Facility at September 30, 2021 was 2.3% (our applicable margin was 2.0% as of September 30, 2021).

JKM Credit Facility

On July 16, 2021, CAPL JKM Partners LLC (“Borrower”), an indirect wholly-owned subsidiary of CrossAmerica, entered into a Credit Agreement, as amended on July 29, 2021 (the “JKM Credit Facility”) among Borrower, Holdings, Borrower, and Manufacturers and Traders Trust Company, as administrative agent, swingline lender and issuing bank.

The JKM Credit Facility provides for a $200 million senior secured credit facility, consisting of a $185 million delayed draw term loan facility (the “Term Loan Facility”) and a $15 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility permits up to $7.5 million of swingline borrowings and $5.0 million in letters of credit. The interest rate applicable to loans outstanding under the JKM Credit Facility is equal to, at Borrower’s option, either (i) a base rate plus a margin (which will be determined based on Borrower’s consolidated leverage ratio) ranging from 0.50% to 1.50% per annum or (ii) LIBOR plus a margin (which will also be determined based on Borrower’s consolidated leverage ratio) ranging from 1.50% to 2.50% per annum. Commencing on the earliest of (a) the date on which the entire amount of the Term Loan Facility has been drawn, (b) the date on which the Term Loan Facility has been terminated or reduced to zero pursuant to the JKM Credit Facility, and (c) April 16, 2022, the Term Loan Facility will amortize in equal quarterly installments equal to 1.50% of the unpaid principal amount of the Term Loan Facility, with the balance payable on the maturity date of the Term Loan Facility. Letters of credit are subject to a 0.125% fronting fee and other customary administrative charges. Standby letters of credit accrue a fee at a rate based on the applicable margin of LIBOR loans. In addition, beginning in October 2021, a commitment fee was charged based on the unused portion of the JKM Credit Facility at a rate ranging from 0.25% to 0.375% per annum depending on Borrower’s consolidated leverage ratio. The JKM Credit Facility will mature on July 16, 2026.

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

The JKM Credit Facility also contains financial covenants requiring Borrower to comply with, as of the last day of each fiscal quarter of Borrower, commencing with Borrower’s fiscal quarter ending December 31, 2021, (i) a maximum consolidated leverage ratio of 6.25 to 1.00, with step-downs to 6.00 to 1.00, 5.75 to 1.00, 5.50 to 1.00 and 5.25 to 1.00 on March 31, 2022, March 31, 2023, March 31, 2024 and March 31, 2025, respectively, and (ii) a minimum fixed charge coverage ratio of 1.10 to 1.00.

If an event of default under the JKM Credit Facility occurs and is continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable.

Letters of credit outstanding at September 30, 2021 totaled $0.8 million.

Our borrowings under the JKM Credit Facility had a weighted-average interest rate of 2.6% as of September 30, 2021 (LIBOR plus an applicable margin, which was 2.5% as of September 30, 2021).

As of November 4, 2021, we had $182.5 million outstanding under our Term Loan Facility. The amount of availability under the Term Loan Facility and Revolving Credit Facility at November 4, 2021 was $2.5 million and $14.2 million, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. INTEREST RATE SWAP CONTRACTS

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

The fair value of these interest rate swap contracts, for which the current portion is included in accrued expenses and other current liabilities and the noncurrent portion is included in other assets or other long-term liabilities, as applicable, was a $0.2 million net asset and a $2.5 million net liability at September 30, 2021 and December 31, 2020, respectively. See Note 12 for additional information on the fair value of the interest rate swap contracts.

We report the unrealized gains and losses on our interest rate swap contracts designated as highly effective cash flow hedges as a component of other comprehensive income and reclassify such gains and losses into earnings in the same period during which the hedged interest expense is recorded. We recognized a net realized loss from settlements of the interest rate swap contracts of $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020 and $0.7 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively.

We currently estimate that a loss of $1.0 million will be reclassified from accumulated other comprehensive loss into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Note 10. RELATED-PARTY TRANSACTIONS

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from motor fuel sales and rental income from DMS for the three and nine months ended September 30, 2020 were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Revenues from motor fuel sales to DMS	$612	$27,127
Rental income from DMS	—	1,395

As a result of the acquisition of retail and wholesale assets as further described under “Prior Year Acquisitions” in Note 1, as of April 14, 2020, we no longer have any revenue from DMS.

Revenues from TopStar, an entity affiliated with Joseph V. Topper, Jr., a member of the Board, were $15.7 million and $9.4 million for the three months ended September 30, 2021 and 2020 and $41.4 million and $12.2 million for the nine months ended September 30, 2021 and 2020, respectively. Accounts receivable from TopStar were $0.8 million and $0.7 million at September 30, 2021 and December 31, 2020, respectively. Effective April 14, 2020, we acquired wholesale fuel supply rights, including this supply contract, as part of the acquisition of retail and wholesale assets. Prior to April 14, 2020, we were only leasing motor fuel stations to TopStar.

CrossAmerica leases real estate from the Topper Group. Rent expense under these lease agreements, including rent paid under the leases entered into in connection with the acquisition of retail and wholesale assets, was $2.3 million and $2.1 million for the three months ended September 30, 2021 and 2020 and $6.8 million and $4.0 million for the nine months ended September 30, 2021 and 2020, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Topper Group Omnibus Agreement

We incurred expenses under the Topper Group Omnibus Agreement, including costs for store level personnel at our company operated sites since our April 2020 acquisition of retail and wholesale assets and for our recently acquired Joe’s Kwik Marts sites, totaling $16.9 million and $12.0 million for the three months ended September 30, 2021 and 2020 and $42.7 million and $26.1 million for the nine months ended September 30, 2021 and 2020, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statement of operations. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Topper Group Omnibus Agreement totaled $6.8 million and $3.7 million at September 30, 2021 and December 31, 2020, respectively.

IDR and Common Unit Distributions

We distributed $7.6 million and $9.7 million to the Topper Group related to its ownership of our common units during the three months ended September 30, 2021 and 2020 and $27.1 million and $27.4 million for the nine months ended September 30, 2021 and 2020, respectively. We distributed $0.1 million to the Topper Group related to its ownership of our IDRs during the nine months ended September 30, 2020. On February 6, 2020, we closed on the Equity Restructuring Agreement that eliminated the IDRs.

We distributed $2.6 million and $0.5 million to affiliates of John B. Reilly, III related to their ownership of our common units during the three months ended September 30, 2021 and 2020 and $3.6 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively.

Maintenance and Environmental Costs

Certain maintenance and environmental remediation activities are performed by an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.8 million and $0.1 million for the three months ended September 30, 2021 and 2020 and $1.7 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively. Accounts payable to this related party amounted to $0.3 million and $0.1 million at September 30, 2021 and December 31, 2020, respectively.

Environmental Compliance and Inventory Management Costs

We use certain environmental monitoring and inventory management equipment and services provided by an entity previously affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of an insignificant amount for the three months ended September 30, 2021 and $0.2 million and an insignificant amount for the nine months ended September 30, 2021 and 2020, respectively. This entity was sold in July 2021 and is no longer a related party.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board in connection with the April 2020 acquisition of retail and wholesale assets. Merchandise costs amounted to $5.2 million and $5.8 million for three months ended September 30, 2021 and 2020 and $14.5 million and $10.9 million for the nine months ended September 30, 2021 and 2020, respectively. Amounts payable to this related party amounted to $1.9 million and $1.5 million at September 30, 2021 and December 31, 2020, respectively.

Vehicle Lease

In connection with the services rendered under the Topper Group Omnibus Agreement, we lease certain vehicles from an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. Lease expense was an insignificant amount for the three months ended September 30, 2021 and $0.1 million and an insignificant amount for the nine months ended September 30, 2021 and 2020, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We lease office space from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $0.3 million and $0.3 million for the three months ended September 30, 2021 and 2020 and $0.9 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively.

Public Relations and Website Consulting Services

We have engaged a company affiliated with a member of the Board for public relations and website consulting services. The cost of these services was insignificant for the three and nine months ended September 30, 2021 and 2020.

Note 11. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. In the event we fail to purchase the required minimum volume for a given contract year, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. We did not incur any significant penalties during the nine months ended September 30, 2021 or 2020.

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

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $5.6 million and $3.9 million at September 30, 2021 and December 31, 2020, respectively. Indemnification assets related to third-party escrow funds, state funds or insurance recorded on the balance sheet within other current assets and other noncurrent assets totaled $3.5 million and $3.1 million at September 30, 2021 and December 31, 2020, respectively. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

Similarly, we have generally been indemnified with respect to known contamination at sites acquired from third parties, including our acquisition of certain assets from 7-Eleven. As such, these environmental liabilities and indemnification assets are also not recorded on the balance sheet of the Partnership.

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

As further discussed in Note 9, we entered into interest rate swap contracts during 2020 and remeasure the fair value of such contracts on a recurring basis each balance sheet date. We used an income approach to measure the fair value of these contracts, utilizing a forward LIBOR yield curve for the same period as the future interest rate swap settlements. These fair value measurements are classified as Level 2.

As further discussed in Note 13, we have accrued for unvested phantom units and phantom performance units as a liability and adjust that liability on a recurring basis based on the market price of our common units each balance sheet date. These fair value measurements are classified as Level 1.

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of September 30, 2021 and December 31, 2020 due to the short-term maturity of these instruments. The fair values of borrowings under the CAPL Credit Facility and JKM Credit Facility approximated their carrying values as of September 30, 2021 and December 31, 2020 due to the frequency with which interest rates are reset and the consistency of the market spread.

Note 13. EQUITY-BASED COMPENSATION

Equity-based compensation expense was $0.3 million and insignificant for the three months ended September 30, 2021 and 2020 and $1.1 million and insignificant for the nine months ended September 30, 2021 and 2020, respectively. The liability for equity-based awards was $0.9 million and insignificant at September 30, 2021 and December 31, 2020, respectively.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2021, the Partnership granted 33,045 phantom units to employees of the Topper Group. Of these awards, 50% vest ratably over three years through December 31, 2024 and 50% vest upon the employee’s death, disability or retirement. These awards were accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of our common units.

In October 2021, the Partnership granted performance-based awards with an initial target value of $0.8 million. The performance-based awards vest on December 31, 2024 based on attainment of the performance goals set forth in the award agreements. The performance-based awards are weighted 65% for the increase of funds flow from operations per unit (as defined in the award agreements) and 35% for leverage (as defined in the award agreements), with a performance period from January 1, 2022 to December 31, 2024 and the reference period for the year ended December 31, 2021. The payout value for both performance conditions will be interpolated on a linear basis ranging from 0% to 200%, which will then be multiplied by the initial target value to determine the value of the units to be issued. The value of the units will then be divided by the 20-day volume-weighted average closing price of our common units as of the close of trading on the day before the conversion date to determine the actual number of units to be issued.

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

We recorded an income tax benefit of $1.1 million and $0.9 million for the three months ended September 30, 2021 and 2020 and $1.7 million and $3.9 million for the nine months ended September 30, 2021 and 2020, respectively, as a result of the losses incurred by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only LGWS and Joe’s Kwik Marts are subject to income tax.

Note 15. NET INCOME PER LIMITED PARTNER UNIT

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Distributions paid	$19,924	$19,887	$59,752	$57,879
Allocation of distributions in excess of net income	(11,072)	1,318	(50,078)	40,484
Limited partners’ interest in net income - basic and diluted	$8,852	$21,205	$9,674	$98,363
Denominator:
Weighted-average common units outstanding - basic	37,887,493	37,867,647	37,877,273	37,202,087
Adjustment for phantom and phantom performance units	19,306	963	20,763	—
Weighted-average common units outstanding - diluted	37,906,799	37,868,610	37,898,036	37,202,087
Net income per common unit - basic and diluted	$0.23	$0.56	$0.26	$2.64

Distributions paid per common unit	$0.5250	$0.5250	$1.5750	$1.5750
Distributions declared (with respect to each respective period) per common unit	$0.5250	$0.5250	$1.5750	$1.5750

Distributions

Distribution activity for 2021 is as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2020	February 2, 2021	February 9, 2021	$0.5250	$19,912
March 31, 2021	May 4, 2021	May 11, 2021	0.5250	19,916
June 30, 2021	August 3, 2021	August 10, 2021	0.5250	19,924
September 30, 2021	November 3, 2021	November 10, 2021	0.5250	19,941

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended September 30, 2021
Revenues from fuel sales to external customers	$565,022	$337,214	$—	$902,236
Intersegment revenues from fuel sales	260,713	—	(260,713)	—
Revenues from food and merchandise sales	—	58,283	—	58,283
Rent income	18,441	3,057	—	21,498
Other revenue	795	2,310	—	3,105
Total revenues	$844,971	$400,864	$(260,713)	$985,122

Operating income (loss)	$39,496	$2,007	$(28,915)	$12,588

Three Months Ended September 30, 2020
Revenues from fuel sales to external customers	$339,277	$183,617	$—	$522,894
Intersegment revenues from fuel sales	128,478	—	(128,478)	—
Revenues from food and merchandise sales	—	46,266	—	46,266
Rent income	17,144	2,603	—	19,747
Other revenue	290	1,825	—	2,115
Total revenues	$485,189	$234,311	$(128,478)	$591,022

Operating income (loss)	$34,500	$296	$(11,104)	$23,692

Nine Months Ended September 30, 2021
Revenues from fuel sales to external customers	$1,493,614	$794,826	$—	$2,288,440
Intersegment revenues from fuel sales	604,043	—	(604,043)	—
Revenues from food and merchandise sales	—	141,330	—	141,330
Rent income	54,350	8,482	—	62,832
Other revenue	2,658	6,480	—	9,138
Total revenues	$2,154,665	$951,118	$(604,043)	$2,501,740

Operating income (loss)	$97,645	$3,253	$(81,012)	$19,886

Nine Months Ended September 30, 2020
Revenues from fuel sales to external customers	$860,737	$369,594	$—	$1,230,331
Intersegment revenues from fuel sales	254,850	—	(254,850)	—
Revenues from food and merchandise sales	—	83,178	—	83,178
Rent income	55,275	7,584	—	62,859
Other revenue	1,705	3,046	—	4,751
Total revenues	$1,172,567	$463,402	$(254,850)	$1,381,119

Income from CST Fuel Supply equity interests	$3,202	$—	$—	$3,202
Operating income	$94,984	$1,022	$11,447	$107,453

From the date of conversion of the 46 company operated sites to dealer operated sites in the third quarter of 2019 through April 14, 2020, we did not have any company operated sites.

Receivables relating to the revenue streams above are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Receivables from fuel and merchandise sales	$34,794	$23,800
Receivables for rent and other lease-related charges	5,211	5,650
Total accounts receivable	$40,005	$29,450

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

The balance of unamortized costs incurred to obtain certain contracts with customers was $9.9 million and $8.3 million at September 30, 2021 and December 31, 2020, respectively. Amortization of such costs is recorded against operating revenues and amounted to $0.4 million and $0.3 million for the three months ended September 30, 2021 and 2020 and $1.1 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively.

Receivables from rent and other lease-related charges are generally collected at the beginning of the month.

Note 17. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
(Increase) decrease:
Accounts receivable	$(11,008)	$934
Accounts receivable from related parties	95	1,339
Inventories	(4,667)	108
Other current assets	(4,965)	(3,128)
Other assets	(1,986)	(1,504)
Increase (decrease):
Accounts payable (a)	21,271	13,966
Accounts payable to related parties	3,654	3,553
Motor fuel and sales taxes payable	3,498	8,152
Accrued expenses and other current liabilities	1,203	3,819
Other long-term liabilities	2,992	(1,705)
Changes in operating assets and liabilities, net of acquisitions	$10,087	$25,534

(a)	changes were driven by initial build of accounts payable balances after closing on the acquisition of certain assets from 7-Eleven in 2021 and the acquisition of retail and wholesale assets in 2020.

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

Supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for interest	$10,876	$12,679
Cash paid for income taxes, net of refunds received	941	534

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2021	2020
Accrued capital expenditures	$3,386	$2,109
Lease liabilities arising from obtaining right-of-use assets	22,358	70,905
Net assets acquired in connection with the asset exchange tranches with Circle K	—	(75,935)
Net assets acquired in connection with the CST Fuel Supply Exchange with Circle K	—	(54,920)
Net assets acquired in connection with the acquisition of retail and wholesale assets	—	(17,092)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, credit ratings, distribution growth, potential growth opportunities, potential operating performance improvements, potential improvements in return on capital employed, the effects of competition and the effects of future legislation or regulations. You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “guidance,” “outlook,” “effort,” “target” and similar expressions. Such statements are based on our current plans and expectations and involve risks and uncertainties that could potentially affect actual results. These forward-looking statements include, among other things, statements regarding:

•	future retail and wholesale gross profits, including gasoline, diesel and convenience store merchandise gross profits;
•	our anticipated level of capital investments, primarily through acquisitions, and the effect of these capital investments on our results of operations;
•	anticipated trends in the demand for, and volumes sold of, gasoline and diesel in the regions where we operate;
•	volatility in the equity and credit markets limiting access to capital markets;
•	our ability to integrate acquired businesses;
•	expectations regarding environmental, tax and other regulatory initiatives;
•	the effect of general economic and other conditions on our business; and
•	the anticipated results from closing on the Asset Purchase Agreement entered into with 7-Eleven.

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

•

Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three and nine months ended September 30, 2021 and 2020 and non-GAAP financial measures.

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

Buyer is closing the acquisition of the Properties on a rolling basis of generally ten sites per week. Through September 30, 2021, Buyer consummated the closing under the Asset Purchase Agreement of 98 Properties for a purchase price of $262.0 million, including inventory and other working capital.

We funded these transactions primarily through the new JKM Credit Facility further described in Note 8 to the financial statements as well as undrawn capacity under our existing revolving credit facility and cash on hand.

Through November 4, 2021, we closed on five additional Properties for a purchase price of $10.4 million. We anticipate closing on the final three Properties once we are in receipt of all required operational licenses and permits.

JKM Credit Facility

On July 16, 2021, CAPL JKM Partners LLC (“Borrower”), an indirect wholly-owned subsidiary of CrossAmerica, entered into a Credit Agreement, as amended on July 29, 2021 (the “JKM Credit Facility”) among Borrower, Holdings and Manufacturers and Traders Trust Company, as administrative agent, swingline lender and issuing bank.

The JKM Credit Facility provides for a $200 million senior secured credit facility, consisting of a $185 million delayed draw term loan facility (the “Term Loan Facility”) and a $15 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility permits up to $7.5 million of swingline borrowings and $5.0 million in letters of credit. The interest rate applicable to loans outstanding under the JKM Credit Facility is equal to, at Borrower’s option, either (i) a base rate plus a margin (which will be determined based on Borrower’s consolidated leverage ratio) ranging from 0.50% to 1.50% per annum or (ii) LIBOR plus a margin (which will also be determined based on Borrower’s consolidated leverage ratio) ranging from 1.50% to 2.50% per annum. Commencing on the earliest of (a) the date on which the entire amount of the Term Loan Facility has been drawn, (b) the date on which the Term Loan Facility has been terminated or reduced to zero pursuant to the JKM Credit Facility, and (c) April 16, 2022, the Term Loan Facility will amortize in equal quarterly installments equal to 1.50% of the unpaid principal amount of the Term Loan Facility, with the balance payable on the maturity date of the Term Loan Facility. Letters of credit are subject to a 0.125% fronting fee and other customary administrative charges. Standby letters of credit accrue a fee at a rate based on the applicable margin of LIBOR loans. In addition, beginning in October 2021, a commitment fee was charged based on the unused portion of the JKM Credit Facility at a rate ranging from 0.25% to 0.375% per annum depending on Borrower’s consolidated leverage ratio. The JKM Credit Facility will mature on July 16, 2026.

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

The JKM Credit Facility also contains financial covenants requiring Borrower to comply with, as of the last day of each fiscal quarter of Borrower, commencing with Borrower’s fiscal quarter ending December 31, 2021, (i) a maximum consolidated leverage ratio of 6.25 to 1.00, with step-downs to 6.00 to 1.00, 5.75 to 1.00, 5.50 to 1.00 and 5.25 to 1.00 on March 31, 2022, March 31, 2023, March 31, 2024 and March 31, 2025, respectively, and (ii) a minimum fixed charge coverage ratio of 1.10 to 1.00.

If an event of default under the JKM Credit Facility occurs and is continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable.

As of November 4, 2021, we had $182.5 million outstanding under our Term Loan Facility.

Amendment to CAPL Credit Facility

On July 28, 2021, the Partnership entered into an amendment (the “Amendment”) to its Credit Agreement, dated as of April 1, 2019 (as previously amended by the First Amendment to Credit Agreement, dated as of November 19, 2019, the “CAPL Credit Facility”), among the Partnership and Lehigh Gas Wholesale Services, Inc., as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent. The Amendment, among other things, (i) amended certain provisions relating to unrestricted subsidiaries, (ii) increased the maximum level for the consolidated leverage ratio financial covenant to 6.00 to 1.00 for the fiscal quarters ending September 30, 2021 and December 31, 2021, 5.75 to 1.00 for the fiscal quarter ending March 31, 2022, 5.50 to 1.00 for the fiscal quarter ending June 30, 2022, and 5.25 to 1.00 for the fiscal quarter ending September 30, 2022, after which the maximum level generally reverts to 4.75 to 1.00 unless in a specified acquisition period or a qualified note offering has occurred, and (iii) modified the applicable margin for borrowings under the CAPL Credit Facility (as amended by the Amendment), such that borrowings bear interest, at the Partnership’s option, at either LIBOR plus a margin ranging from 1.50% to 3.00% per annum or a base rate plus a margin ranging from 0.50% to 2.00% per annum (in each case depending on the Partnership’s consolidated leverage ratio).

See Notes 2 and 8 to the financial statements for additional information regarding this acquisition and the related financing.

COVID-19 Pandemic

During the first quarter of 2020, an outbreak of a novel strain of coronavirus spread worldwide, including to the U.S., posing public health risks that have reached pandemic proportions. We experienced a sharp decrease in fuel volume in mid-to-late March 2020. Although fuel volumes largely recovered during the second half of 2020 and continue to recover in 2021, we cannot predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flows. Sustained decreases in fuel volume or erosion of margin could have a material adverse effect on our results of operations, cash flow, financial position and ultimately our ability to pay distributions.

Significant Factors Affecting our Profitability

The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit

Wholesale segment

The prices paid to our motor fuel suppliers for wholesale motor fuel (which affects our cost of sales) are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations. For the three months ended September 30, 2021, we received a fixed mark-up per gallon on approximately 67% of gallons sold to our customers. The remaining gallons are primarily DTW priced contracts, including intersegment sales to the Retail segment. These contracts provide for variable, market-based pricing that results in motor fuel gross profit effects similar to retail motor fuel gross profits (as crude oil prices decline, motor fuel gross profit generally increases, as discussed in our Retail segment below). The increase in DTW gross profit results from the cost of wholesale motor fuel declining at a faster rate as compared to the rate that retail motor fuel prices decline. Conversely, our DTW motor fuel gross profit generally declines when the cost of wholesale motor fuel increases at a faster rate as compared to the rate that retail motor fuel prices increase.

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
•

We completed the final four tranches of the asset exchange with Circle K on February 25, 2020, April 7, 2020, May 5, 2020 and September 15, 2020. With the closing of the sixth tranche, the transactions contemplated under the Asset Exchange were concluded.

•	Effective March 25, 2020, we closed on the CST Fuel Supply Exchange.
•	On April 14, 2020, we closed on the acquisition of retail and wholesale assets.
•

Through September 30, 2021, we closed on the purchase of 98 sites of our 106-site acquisition from 7-Eleven and in July 2021, we entered into a new credit agreement and amended our existing credit facility as previously discussed under “Recent Developments—Acquisition of Assets from 7-Eleven.”

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenues	$985,122	$591,022	$2,501,740	$1,381,119
Costs of sales	909,391	528,750	2,306,047	1,225,470
Gross profit	75,731	62,272	195,693	155,649

Income from CST Fuel Supply equity interests	—	—	—	3,202
Operating expenses:
Operating expenses	34,548	27,508	95,021	63,328
General and administrative expenses	9,903	5,363	24,429	15,440
Depreciation, amortization and accretion expense	19,118	18,590	56,732	51,867
Total operating expenses	63,569	51,461	176,182	130,635
Gain on dispositions and lease terminations, net	426	12,881	375	79,237
Operating income	12,588	23,692	19,886	107,453
Other income, net	127	143	419	358
Interest expense	(4,928)	(3,522)	(12,295)	(13,183)
Income before income taxes	7,787	20,313	8,010	94,628
Income tax benefit	(1,065)	(892)	(1,664)	(3,868)
Net income	8,852	21,205	9,674	98,496
IDR distributions	—	—	—	(133)
Net income available to limited partners	$8,852	$21,205	$9,674	$98,363

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Consolidated Results

Operating revenues increased $394 million (67%) and gross profit increased $13.5 million (22%).

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $360 million (74%) increase in our Wholesale segment revenues primarily attributable to a 73% increase in the average daily spot price of WTI crude oil to $70.58 per barrel for the third quarter of 2021, compared to $40.89 per barrel for the third quarter of 2020. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” In addition, volume increased 8% primarily as a result of volume generated by the acquisition of assets from 7-Eleven and the continuing recovery from the COVID-19 Pandemic.

•

A $167 million (71%) increase in our Retail segment revenues primarily attributable to the increase in company operated sites as a result of the acquisition of assets from 7-Eleven and a 43% increase in the average retail fuel price from the third quarter of 2020 to the third quarter of 2021 primarily due to the increase in wholesale motor fuel prices as noted above. Volume also increased 29% for the third quarter of 2021 compared to the third quarter of 2020 as a result of the acquisition of assets from 7-Eleven and the continuing recovery from the COVID-19 Pandemic. Lastly, merchandise revenues increased $12.0 million (26%) driven by the acquisition of assets from 7-Eleven.

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

Our intersegment revenues increased $132 million (103%), primarily attributable to the increase in wholesale fuel prices and the incremental intersegment revenues generated by the company operated sites acquired in the acquisition of assets from 7-Eleven.

Cost of sales

Cost of sales increased $381 million (72%), which was a result of the increase in wholesale motor fuel prices and the acquisition of assets from 7-Eleven and the continuing recovery from the COVID-19 Pandemic discussed above.

Gross profit

Gross profit increased $13.5 million (22%), which was primarily driven by increases in motor fuel, merchandise and other gross profit due to the acquisition of assets from 7-Eleven along with higher terms discounts as a result of higher crude prices in the third quarter of 2021 as compared to the same period in prior year and incremental fuel margin from higher volume driven by the continuing recovery from the COVID-19 Pandemic. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses increased $4.5 million (85%) primarily driven by a $3.8 million increase in acquisition-related costs as a result of higher legal fees incurred in connection with the acquisition of assets from 7-Eleven and a $0.3 million increase in equity-based compensation expense as a result of more grants being outstanding during the third quarter of 2021 as compared to the same period of the prior year.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $0.5 million (3%) primarily from incremental depreciation, amortization and accretion expense from the property and equipment and intangible assets acquired in the acquisition of assets from 7-Eleven, partially offset by a $1.5 million decrease in impairment charges related to our ongoing real estate rationalization effort and the resulting reclassification of these sites to assets held for sale.

Gain on dispositions and lease terminations, net

During the three months ended September 30, 2021, we recorded $0.4 million in gains in connection with our ongoing real estate rationalization effort, partially offset by net losses on lease terminations and asset disposals.

During the three months ended September 30, 2020, we recorded $11.4 million in gains related to the properties sold in the asset exchanges with Circle K. In addition, we recorded $2.2 million in gains in connection with our ongoing real estate rationalization effort.

Interest expense

Interest expense increased $1.4 million (40%), primarily driven by $0.5 million in interest expense incurred on the JKM Credit Facility along with a $0.4 million increase in amortization of deferred financing costs as a result of entering into the JKM Credit Facility and the amendment to the CAPL Credit Facility. Lastly, we incurred $0.4 million more in interest expense on the CAPL Credit Facility due to the higher outstanding balance driven by the borrowings to fund a portion of the purchase price of the acquisition of assets from 7-Eleven.

Income tax benefit

We recorded income tax benefits of $1.1 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively. The benefits were primarily driven by losses incurred by our taxable subsidiaries.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Consolidated Results

Operating revenues increased $1.1 billion (81%) and gross profit increased $40 million (26%).

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $982 million (84%) increase in our Wholesale segment revenues primarily attributable to a 71% increase in the average daily spot price of WTI crude oil to $65.05 per barrel for the nine months ended September 30, 2021, compared to $38.04 per barrel for the nine months ended September 30, 2020. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Volume increased 21% primarily as a result of volume generated by the asset exchanges with Circle K, the CST Fuel Supply Exchange, the acquisition of retail and wholesale assets and the acquisition of assets from 7-Eleven (the average number of sites with wholesale fuel distribution increased 7% for the nine months ended September 30, 2021 compared to the same period in 2020) as well as from the continuing recovery from the COVID-19 Pandemic.

•

A $488 million (105%) increase in our Retail segment revenues primarily attributable to the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets, the March 2020 CST Fuel Supply Exchange and the acquisition of the 7-Eleven assets (the average total system sites increased 27% for the nine months ended September 2021 compared to the same period in 2020). Volume increased 57% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 driven by the acquisitions as well as the continuing recovery from the COVID-19 Pandemic. The average retail fuel price increased 37% between those same periods due primarily due to the increase in wholesale motor fuel prices as noted above. In addition, merchandise revenues increased $58.2 million (70%) driven by the acquisition of retail and wholesale assets and the acquisition of assets from 7-Eleven.

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

Our intersegment revenues increased $349 million (137%) primarily attributable to the incremental intersegment revenues generated by the company operated and commission sites acquired in the April 2020 acquisition of retail and wholesale assets, the March 2020 CST Fuel Supply Exchange, the acquisition of assets from 7-Eleven as well as higher volume from the continuing recovery from the COVID-19 Pandemic.

Cost of sales

Cost of sales increased $1.1 billion (88%) as a result of the increase in wholesale motor fuel prices and the impact of the increase in sites acquired in the asset exchanges with Circle K, the CST Fuel Supply Exchange, the acquisition of retail and wholesale assets and the acquisition of assets from 7-Eleven as well as the continuing recovery from the COVID-19 Pandemic discussed above.

Gross profit

The $40 million (26%) increase in gross profit was primarily driven by increases in motor fuel and merchandise gross profit due to 1) the CST Fuel Supply Exchange, which primarily resulted in an increase in fuel margin and a decrease in income from CST Fuel Supply equity interests; 2) the acquisition of retail and wholesale assets, which primarily resulted in an increase in fuel margin and merchandise margin and other revenues partially offset by a decrease in lease margin; 3) the acquisition of assets from 7-Eleven, which resulted in an increase in fuel margin, merchandise margin and other revenues; and 4) an increase in volume driven by the continuing recovery from the COVID-19 Pandemic. See “Results of Operations—Segment Results” for additional gross profit analyses.

Income from CST Fuel Supply equity interests and Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses increased $9.0 million (58%) primarily driven by a $5.9 million increase in acquisition-related costs as a result of higher legal fees incurred in connection with the acquisition of assets from 7-Eleven, a $1.5 million increase in management fees related to the increase in headcount, a $1.0 million increase in equity-based compensation expense as a result of more grants being outstanding during the third quarter of 2021 as compared to the same period of the prior year and overall higher general and administrative expenses stemming from the April 2020 acquisition of retail and wholesale assets, partially offset by a $0.9 million decrease in credit loss expense.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $4.9 million (9%) primarily from the property and equipment and intangible assets acquired in the asset exchanges with Circle K, the CST Fuel Supply Exchange, the acquisition of retail and wholesale assets and the acquisition of assets from 7-Eleven. We recorded $6.4 million in impairment charges during the nine months ended September 30, 2021 compared with $8.2 million during the same period of 2020, primarily related to our ongoing real estate rationalization effort and the resulting reclassification of these sites to assets held for sale.

Gain on dispositions and lease terminations, net

During the nine months ended September 30, 2021, we recorded a $1.5 million gain related to sites sold in connection with our ongoing real estate rationalization effort, partially offset by net losses on lease terminations and asset disposals.

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

Interest expense

Interest expense decreased $0.9 million (7%) primarily driven by a reduction in interest expense on borrowings under our CAPL Credit Facility due to a decrease in the average interest rate from 2.8% to 2.1%. This decrease was partially offset by higher interest expense due to the higher outstanding balance on the CAPL Credit Facility driven by the borrowings to fund a portion of the purchase price of the acquisition of assets from 7-Eleven. In addition, we incurred $0.5 million in interest expense on the JKM Credit Facility along with a $0.4 million increase in amortization of deferred financing costs as a result of entering into the JKM Credit Facility and the amendment to the CAPL Credit Facility.

Income tax benefit

We recorded income tax benefits of $1.7 million and $3.9 million for the nine months ended September 30, 2021 and 2020, respectively. The benefits were primarily driven by losses incurred by our taxable subsidiaries.

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

Wholesale

The following table highlights the results of operations and certain operating metrics of our Wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross profit:
Motor fuel–third party	$18,180	$15,505	$52,232	$40,722
Motor fuel–intersegment and related party	15,943	15,181	33,633	38,023
Motor fuel gross profit	34,123	30,686	85,865	78,745
Rent gross profit	13,264	11,853	38,730	38,244
Other revenues	795	290	2,658	1,705
Total gross profit	48,182	42,829	127,253	118,694
Income from CST Fuel Supply equity interests (a)	—	—	—	3,202
Operating expenses	(8,686)	(8,329)	(29,608)	(26,912)
Operating income	$39,496	$34,500	$97,645	$94,984
Motor fuel distribution sites (end of period): (b)
Motor fuel–third party
Independent dealers (c)	676	683	676	683
Lessee dealers (d)	643	672	643	672
Total motor fuel distribution–third party sites	1,319	1,355	1,319	1,355
Motor fuel–intersegment and related party
Commission agents (Retail segment) (d)	200	211	200	211
Company operated retail sites (Retail segment) (e)	248	149	248	149
Total motor fuel distribution–intersegment and related party sites	448	360	448	360
Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	1,325	1,345	1,330	1,253
Motor fuel-intersegment and related party distribution	395	364	368	327
Total motor fuel distribution sites	1,720	1,709	1,698	1,580
Volume of gallons distributed (in thousands)
Third party	244,545	242,826	700,645	613,250
Intersegment and related party	110,087	84,541	277,392	195,008
Total volume of gallons distributed	354,632	327,367	978,037	808,258

Wholesale margin per gallon	$0.096	$0.094	$0.088	$0.097

(a)	Represents income from our equity interest in CST Fuel Supply. The CST Fuel Supply Exchange closed on March 25, 2020.
(b)	In addition, as of September 30, 2021 and 2020, we distributed motor fuel to 14 sub-wholesalers who distributed to additional sites.
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

(d)	The decreases in the lessee dealer and commission agent site counts were primarily attributable to our real estate rationalization effort.
(e)	The increase in the company operated site count was primarily attributable to the 98 company operated sites from the acquisition of assets from 7-Eleven.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Gross profit increased $5.4 million (12%) and operating income increased $5.0 million (14%). The results were driven by:

Motor fuel gross profit

The $3.4 million (11%) increase in motor fuel gross profit was primarily driven by an 8% increase in volume as a result of the acquisition of assets from 7-Eleven as well as the continuing recovery from the COVID-19 Pandemic. In addition, we benefited from higher terms discounts as a result of higher crude prices. The average spot price of WTI crude oil increased 73% from $40.89 per barrel for the third quarter of 2020 to $70.58 per barrel for the third quarter of 2021. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Rent gross profit

Rent gross profit increased $1.4 million (12%) primarily as a result of the $0.5 million in rent concessions that impacted the third quarter of 2020.

Operating expenses

Operating expenses increased $0.4 million (4%), primarily as a result of increases in management fees and insurance expense.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Gross profit increased $8.6 million (7%) and operating income increased $2.7 million (3%). The results were driven by:

Motor fuel gross profit

The $7.1 million (9%) increase in motor fuel gross profit was primarily driven by a 21% increase in volume as a result of the asset exchanges with Circle K, the CST Fuel Supply Exchange, the acquisition of retail and wholesale assets, the acquisition of assets from 7-Eleven and the continuing recovery from the COVID-19 Pandemic. In addition, we benefited from higher terms discounts as a result of higher crude prices. The average spot price of WTI crude oil increased 71% from $38.04 per barrel for the nine months ended September 30, 2020 to $65.05 per barrel for the nine months ended September 30, 2021. However, DTW margins were lower due to the movements in wholesale fuel prices throughout the nine months ended September 30, 2021 as compared to the same time period of 2020. During the nine months ended September 30, 2021, the daily spot price of WTI crude oil increased from $48 per barrel at the start of the year to $75 per barrel as of September 30, 2021, a 56% increase, which adversely impacted fuel margins for our variable priced gallons during the period. During the nine months ended September 30, 2020, we benefitted from the reduction in wholesale fuel prices. As such, DTW margins were negatively impacted for the first nine months of 2021 as compared to the first nine months of 2020. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Rent gross profit

Rent gross profit increased $0.5 million (1%) primarily due to $0.5 million in rent concessions during the second quarter of 2020 and the positive impact from the CST Fuel Exchange, partially offset by a decrease as a result of terminating leases in connection with the April 2020 acquisition of retail and wholesale assets.

Income from CST Fuel Supply equity interests

Income from CST Fuel Supply equity interests is no longer generated as a result of the March 2020 CST Fuel Supply Exchange.

Operating expenses

Operating expenses increased $2.7 million (10%) primarily as a result of a $1.9 million increase in environmental costs related to remediation, costs of compliance testing and monitoring and a $1.2 million increase in insurance costs due to the increase in controlled sites as a result of the acquisitions.

Retail

The following table highlights the results of operations and certain operating metrics of our Retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands, except for the number of retail sites):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross profit:
Motor fuel	$7,750	$3,487	$18,120	$7,176
Merchandise	15,543	12,305	37,876	21,689
Rent	2,266	1,858	6,190	5,527
Other revenue	2,310	1,825	6,480	3,046
Total gross profit	27,869	19,475	68,666	37,438
Operating expenses	(25,862)	(19,179)	(65,413)	(36,416)
Operating income	$2,007	$296	$3,253	$1,022

Retail sites (end of period):
Commission agents (a)	200	211	200	211
Company operated retail sites (b)	248	149	248	149
Total system sites at the end of the period	448	360	448	360

Total system operating statistics:
Average retail fuel sites during the period	395	359	368	289
Volume of gallons sold (in thousands)	110,523	85,902	278,564	177,855

Commission agents statistics:
Average retail fuel sites during the period	201	209	203	196

Company operated retail site statistics:
Average retail fuel sites during the period	194	150	165	93
Merchandise gross profit percentage	26.7%	26.6%	26.8%	26.1%

(a)	The decrease in the commission site count was primarily attributable to our real estate rationalization effort.
(b)	The increase in the company operated site count was primarily attributable to the 98 company operated sites from the acquisition of assets from 7-Eleven.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Gross profit increased $8.4 million (43%) and operating income increased $1.7 million. These results were impacted by:

Gross profit

•

Our motor fuel gross profit increased $4.3 million (122%) attributable to our company operated sites achieving higher fuel margins for the three months ended September 30, 2021 as compared to the same period in 2020, as well as an increased number of company operated sites in the Retail Segment, as company operated sites typically have a higher retail fuel margin than commission agent sites. In addition, volume increased 29% stemming from the increase in company operated sites as a result of the acquisition of assets from 7-Eleven as well as the continuing recovery from the COVID-19 Pandemic.

•

Our merchandise gross profit and other revenues increased $3.2 million and $0.5 million, respectively, as a result of the increase in company operated sites driven by the acquisition of assets from 7-Eleven.

Operating expenses

Operating expenses increased $6.7 million (35%) primarily due to a $4.4 million increase as a result of the acquisition of assets from 7-Eleven and higher employment costs at the company operated sites acquired in the April 2020 acquisition of retail and wholesale assets.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Gross profit increased $31.2 million (83%) and operating income increased $2.2 million. These results were driven by:

Gross profit

•

Our motor fuel gross profit increased $10.9 million (153%) attributable to our company operated sites achieving higher fuel margins for the nine months ended September 30, 2021 as compared to the same period in 2020, as well as an increased number of company operated sites in the Retail Segment, as company operated sites typically have a higher retail fuel margin than commission agent sites. In addition, volume increased 57% driven by the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets, the March 2020 CST Fuel Supply Exchange, the acquisition of assets from 7-Eleven as well as the continuing recovery from the COVID-19 Pandemic.

•

Our merchandise gross profit and other revenues increased $16.2 million and $3.4 million, respectively, as a result of the increase in company operated sites driven by the April 2020 acquisition of retail and wholesale assets and the acquisition of assets from 7-Eleven.

Operating expenses

Operating expenses increased $29.0 million (80%) primarily due to the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets and the CST Fuel Supply Exchange and a $4.4 million increase as a result of the acquisition of assets from 7-Eleven.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income available to limited partners	$8,852	$21,205	$9,674	$98,363
Interest expense	4,928	3,522	12,295	13,183
Income tax benefit	(1,065)	(892)	(1,664)	(3,868)
Depreciation, amortization and accretion expense	19,118	18,590	56,732	51,867
EBITDA	31,833	42,425	77,037	159,545
Equity-based employee and director compensation expense	342	35	1,096	83
Gain on dispositions and lease terminations, net (a)	(426)	(12,881)	(375)	(79,237)
Acquisition-related costs (b)	4,141	385	8,502	2,578
Adjusted EBITDA	35,890	29,964	86,260	82,969
Cash interest expense	(4,267)	(3,261)	(11,113)	(12,401)
Sustaining capital expenditures (c)	(975)	(745)	(3,407)	(1,792)
Current income tax (expense) benefit (d)	(214)	3,784	(548)	7,452
Distributable Cash Flow	$30,434	$29,742	$71,192	$76,228
Weighted-average diluted common units	37,907	37,869	37,898	37,202
Distributions paid per limited partner unit (e)	$0.5250	$0.5250	$1.5750	$1.5750
Distribution Coverage Ratio (f)	1.53x	1.50x	1.19x	1.30x

(a)

We recorded gains on the sale of sites in connection with our ongoing real estate rationalization effort of $0.4 million and $1.5 million for the three and nine months ended September 30, 2021, respectively.

During the three months ended September 30, 2020, we recorded gains on the sale of CAPL Properties in connection with the asset exchange with Circle K of $11.4 million and $19.3 million for the three and nine months ended September 30, 2020, respectively. We also recorded gains on the sale of sites in connection with our ongoing real estate rationalization effort of $2.2 million and $4.0 million for the three and nine months ended September 30, 2020, respectively. During the nine months ended September 30, 2020, we recorded a $67.6 million gain on the sale of our 17.5% investment in CST Fuel Supply. Also during the nine months ended September 30, 2020, we recorded a loss on lease terminations, including the non-cash write-off of deferred rent income associated with these leases, of $10.9 million.

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
(e)

On October 21, 2021, the Board approved a quarterly distribution of $0.5250 per unit attributable to the third quarter of 2021. The distribution is payable on November 10, 2021 to all unitholders of record on November 3, 2021.

(f)

The distribution coverage ratio is computed by dividing Distributable Cash Flow by the weighted-average diluted common units and then dividing that result by the distributions paid per limited partner unit.

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are to finance our operations, fund acquisitions, service our debt and pay distributions to our unitholders. We expect our ongoing sources of liquidity to include cash generated by operations, proceeds from sales of sites in connection with our real estate rationalization efforts, borrowings under the CAPL Credit Facility and JKM Credit Facility, and if available to us on acceptable terms, issuances of equity and debt securities. We regularly evaluate alternate sources of capital to support our liquidity requirements.

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

We believe that we will have sufficient cash flow from operations, borrowing capacity under the CAPL Credit Facility and JKM Credit Facility, access to capital markets and alternate sources of funding to meet our financial commitments, debt service obligations, contingencies, anticipated capital expenditures and partnership distributions. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional equity and/or debt securities and/or maintain or increase distributions to unitholders.

See “Recent Developments—COVID-19 Pandemic” for a discussion of the impacts and potential impacts on our liquidity from the COVID-19 Pandemic as well as actions we have taken or could take to mitigate its impact.

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$76,267	$86,503
Net cash used in investing activities	(283,200)	(15,631)
Net cash provided by (used in) financing activities	214,667	(71,324)

Operating Activities

Net cash provided by operating activities decreased $10.2 million for the nine months ended September 30, 2021 compared to the same period in 2020, primarily attributable to changes in working capital between the two periods. The biggest driver of this decrease relates to the initial build in accounts payable when acquiring company operated sites. For the nine months ended September 30, 2020, we acquired approximately 150 company operated sites, all in April 2020, and the initial build in accounts payable occurred quickly thereafter. For the nine months ended September 30, 2021, we acquired 98 company operated sites from 7-Eleven but through a rolling close process, and therefore the initial build of accounts payable is still occurring for many of these sites. Additionally, acquisition costs increased $5.9 million for the nine months ended September 30, 2021 as compared to the same period in 2020. These negative drivers were partially offset by the incremental cash flow generated by the sites acquired from 7-Eleven.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as well as operating lease obligations as compared to the shorter settlement of receivables for fuel and rent.

Investing Activities

We incurred capital expenditures of $32.4 million and $24.4 million for the nine months ended September 30, 2021 and 2020, respectively. The increase was largely driven by EMV upgrades and rebranding of certain sites, including the sites being acquired from 7-Eleven. We received $11.0 million and $13.8 million in proceeds from sales of assets, largely driven by our real estate rationalization effort, during the nine months ended September 30, 2021 and 2020, respectively. We paid $262.0 million during the nine months ended September 30, 2021 in connection with our acquisition of assets from 7-Eleven. We paid $28.2 million during the nine months ended September 30, 2020 in connection with our acquisition of retail and wholesale assets. Lastly, we received $23.0 million from Circle K primarily in connection with the CST Fuel Supply Exchange that closed in March 2020.

Financing Activities

We paid $59.8 million in distributions for the nine months ended September 30, 2021. We made net borrowings on our CAPL Credit Facility and JKM Credit Facility of $123.5 million and $160.0 million for the nine months ended September 30, 2021, respectively, primarily to fund the acquisition of assets from 7-Eleven and to pay $8.5 million in acquisition costs and $7.1 million of deferred financing costs. We paid $58.0 million in distributions and made net repayments on our CAPL Credit Facility of $11.5 million for the nine months ended September 30, 2020.

Distributions

Distribution activity for 2021 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2020	February 2, 2021	February 9, 2021	$0.5250	$19,912
March 31, 2021	May 4, 2021	May 11, 2021	0.5250	19,916
June 30, 2021	August 3, 2021	August 10, 2021	0.5250	19,924
September 30, 2021	November 3, 2021	November 10, 2021	0.5250	19,941

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Debt

As of September 30, 2021, our debt and finance lease obligations consisted of the following (in thousands):

CAPL Credit Facility	$636,728
JKM Credit Facility	159,950
Finance lease obligations	17,736
Total debt and finance lease obligations	814,414
Current portion	9,923
Noncurrent portion	804,491
Deferred financing costs, net	8,865
Noncurrent portion, net of deferred financing costs	$795,626

Taking the interest rate swap contracts into account, our effective interest rate on our CAPL Credit Facility at September 30, 2021 was 2.3% (our applicable margin was 2.0% as of September 30, 2021). Letters of credit outstanding under our CAPL Credit Facility at September 30, 2021 totaled $4.0 million.

Our effective interest rate on our JKM Credit Facility at September 30, 2021 was 2.6% (our applicable margin was 2.5% as of September 30, 2021). Letters of credit outstanding under our JKM Credit Facility at September 30, 2021 totaled $0.8 million.

See “Recent Developments—Acquisition of Assets from 7-Eleven” and Note 8 to the financial statements for information regarding a new credit agreement and an amendment of our existing credit agreement, both entered into in July 2021.

The amount of availability under our CAPL Credit Facility at November 4, 2021, after taking into consideration debt covenant restrictions, was $84.6 million.

The amount of availability under the Term Loan Facility and Revolving Credit Facility at November 4, 2021 was $2.5 million and $14.2 million, respectively.

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

The following table outlines our capital expenditures (in thousands):

	Nine Months Ended September 30,
	2021	2020
Sustaining capital	$3,407	$1,792
Growth	28,963	22,647
Acquisitions	261,993	28,244
Total capital expenditures and acquisitions	$294,363	$52,683

Growth capital expenditures increased primarily as a result of EMV upgrades and rebranding of certain sites, including the sites being acquired from 7-Eleven.

Contractual Obligations

Our contractual obligations as of September 30, 2021 are summarized below (in thousands):

	Payments Due by Period
	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt	$—	$9,597	$9,597	$646,325	$9,597	$121,562	$796,678
Interest payments on debt	4,674	18,695	18,695	8,739	4,159	2,402	57,364
Finance lease obligations	804	3,282	3,381	3,481	3,583	4,926	19,457
Operating lease obligations	9,079	35,339	33,014	29,625	27,277	88,156	222,490
Total consolidated obligations	$14,557	$66,913	$64,687	$688,170	$44,616	$217,046	$1,095,989

Long-Term Debt

See Note 8 to the financial statements for additional information on the CAPL Credit Facility and JKM Credit Facility.

Interest Payments on Debt

Such amounts include estimates of interest expense related to our CAPL Credit Facility and our JKM Credit Facility assuming a 2.3% interest rate and a 2.6% interest rate, respectively. The rate assumed on our CAPL Credit Facility takes into account the interest rate swap contracts.

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

Our principal executive offices are in Allentown, Pennsylvania, in an office space leased from a related party. Future lease payments on this office lease are included within operating lease obligations. See Note 10 to the financial statements for additional information.

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

Other Matters Impacting Liquidity and Capital Resources

Concentration of Customers

Approximately 12% of our rent income for the nine months ended September 30, 2021 was from one multi-site operator.

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
•

Our volume starting in mid-March 2020 was negatively impacted by the COVID-19 Pandemic. Although fuel volumes largely recovered during the second half of 2020 and continue to recover in 2021, we cannot predict the scope and severity with which COVID-19 will impact our results. See “Recent Developments—COVID-19 Pandemic” for additional information.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A shortage of qualified labor could have a material adverse effect on our business and results of operations.

In our current operating environment, due in part to COVID-19 and general macroeconomic factors, we are experiencing labor shortages in certain geographies.  Outside suppliers that we rely on have also experienced shortages of qualified labor. The future success of our operations depends on our ability, and the ability of third parties on which we rely, to identify, recruit, develop and retain qualified and talented individuals in order to supply and deliver our products. A prolonged shortage of qualified labor could decrease our ability to effectively operate our retail locations, which would negatively impact our business and could have a material adverse effect on our results of operations. A shortage would also likely result in increased costs from higher overtime, the need to hire temporary help to meet demand, higher wage rates to attract and retain employees, and higher costs to purchase raw materials or services from such third parties, all of which would negatively impact our results of operations.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1 *

Second Amendment to the Credit Agreement, dated as of July 28, 2021, among CrossAmerica Partners LP and Lehigh Gas Wholesale Services, Inc., as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent

10.2 *

Credit Agreement, dated as of July 16, 2021, among CAPL JKM Partners LLC, as borrower, CAPL JKM Holdings LLC, Manufacturers and Traders Trust Company, as administrative agent, swingline lender and issuing bank and the other lenders party thereto

10.3 *

First Amendment to the Credit Agreement, dated as of July 29, 2021, among CAPL JKM Partners LLC, as borrower, CAPL JKM Holdings LLC, Manufacturers and Traders Trust Company, as administrative agent, swingline lender and issuing bank and the other lenders party thereto

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

CROSSAMERICA PARTNERS LP

By:	CROSSAMERICA GP LLC, its General Partner

By:	/s/ Maura Topper
Maura Topper
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 8, 2021