Form 10-K
period 2021-12-31
CrossAmerica Partners LP
filed 2022-03-01
CIK 1538849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of our common units based on the closing price on the New York Stock Exchange on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates of the registrant was approximately $350.7 million.

As of February 24, 2022, the registrant had outstanding 37,896,556 common units.

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

DMS

Dunne Manning Stores LLC (formerly known as Lehigh Gas-Ohio, LLC), an entity affiliated with the Topper Group. Through April 14, 2020, DMS was an operator of retail motor fuel stations. DMS leased retail sites from us in accordance with a master lease agreement and purchased a significant portion of its motor fuel for these sites from us on a wholesale basis under rack plus pricing. The financial results of DMS were not consolidated with ours.

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

Bonus Plan

The Performance-Based Bonus Compensation Policy is one of the key components of “at-risk” compensation. The Bonus Plan is utilized to reward short-term performance achievements and to motivate and reward employees for their contributions toward meeting financial and strategic goals.

BP	BP p.l.c.

CARES Act	Coronavirus Aid, Relief, and Economic Security Act, an economic stimulus bill signed into law on March 27, 2020 in response to the economic fallout of the COVID-19 Pandemic

CDC	The Center for Disease Control and Prevention

Circle K Omnibus Agreement

The Amended and Restated Omnibus Agreement, dated October 1, 2014, as amended effective January 1, 2016, February 1, 2018 and April 29, 2019 by and among CrossAmerica, the General Partner, DMI, DMS, CST Services and Joseph V. Topper, Jr., which amends and restates the original omnibus agreement that was executed in connection with CrossAmerica’s IPO on October 30, 2012. The terms of the Circle K Omnibus Agreement were approved by the independent conflicts committee of the Board. Pursuant to the Circle K Omnibus Agreement, CST Services agreed, among other things, to provide, or cause to be provided, to the Partnership certain management services. See Note 15 to the financial statements for information regarding the termination of this agreement and the concurrent entering into the Transitional Omnibus Agreement.

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

DTW

Dealer tank wagon contracts, which are variable market-based cent per gallon priced wholesale motor fuel distribution or supply contracts; DTW also refers to the pricing methodology under such contracts

EBITDA	Earnings before interest, taxes, depreciation, amortization and accretion, a non-GAAP financial measure

EICP	The Partnership’s Lehigh Gas Partners LP Executive Income Continuity Plan, as amended

EMV	Payment method based upon a technical standard for smart payment cards, also referred to as chip cards

Exchange Act	Securities Exchange Act of 1934, as amended

ExxonMobil	ExxonMobil Corporation

FASB	Financial Accounting Standards Board

Form 10-K	CrossAmerica’s Annual Report on Form 10-K for the year ended December 31, 2021

FTC	U.S. Federal Trade Commission

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

Predecessor Entity	Wholesale distribution contracts and real property and leasehold interests contributed to the Partnership in connection with the IPO

SEC	U.S. Securities and Exchange Commission

Tax Cuts and Jobs Act	U.S. tax legislation, formally known as Public Law No. 115-97, signed into law on December 22, 2017.

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

You should consider the risks and uncertainties described above, and elsewhere in this report, including under Part I. Item 1A “Risk Factors” and Part II. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Form 10-K, in connection with considering any forward-looking statements that may be made by us and our businesses generally. We cannot assure you that anticipated results or events reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements included in this report are made as of the date of this report. We undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events after the date of this report, except as required by law.

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

Through its control of DMP, the Topper Group controls the sole member of our General Partner and has the ability to appoint all of the members of the Board and to control and manage the operations and activities of the Partnership. As of February 24, 2022, the Topper Group also has beneficial ownership of a 38.5% limited partner interest in the Partnership.

Our principal executive office address is 645 Hamilton Street, Suite 400, Allentown, PA 18101, and our telephone number is (610) 625-8000. Our common units trade on the NYSE under the ticker symbol “CAPL.”

We conduct our business through two operating segments – wholesale and retail. As of December 31, 2021, we distributed motor fuel on a wholesale basis to approximately 1,750 sites located in 34 states. We own or lease approximately 1,150 sites, of which we operate 252 as company operated sites.

The financial statements reflect the consolidated results of the Partnership and its wholly owned subsidiaries. Our primary operations are conducted by the following consolidated wholly owned subsidiaries:

•	LGW and CAPL JKM Wholesale, which distribute motor fuels on a wholesale basis and generate qualifying income under Section 7704(d) of the Internal Revenue Code;
•	LGPR, which functions as the real estate holding company and holds assets that generate qualifying rental income under Section 7704(d) of the Internal Revenue Code;
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

Available Information

Our internet website is www.crossamericapartners.com. Information on this website is not part of this Form 10-K. Annual reports on our Form 10-K, quarterly reports on our Form 10-Q and our current reports on Form 8-K filed with (or furnished to) the SEC are available on this website under the “Investor Relations” tab and are free of charge, soon after such material is filed or furnished. In this same location, we also post our corporate governance guidelines, code of ethics and business conduct and the charters of the committees of our Board. These documents are available in print to any unitholder that makes a written request to CrossAmerica Partners L.P. Attn: Corporate Secretary, 645 Hamilton Street, Suite 400, Allentown, Pennsylvania 18101.

Operations

Wholesale Segment

Our primary operation is the wholesale distribution of motor fuel. Our wholesale segment generated 2021 revenues of $3.1 billion and operating income of $138 million. The wholesale segment includes the wholesale distribution of motor fuel to lessee dealers, independent dealers, commission agents, DMS (through the closing of the April 2020 acquisition of retail and wholesale assets as further described in Note 4 to the financial statements), and company operated retail sites. We have exclusive motor fuel distribution contracts with lessee dealers who lease the property from us. We also have exclusive distribution contracts with independent dealers to distribute motor fuel but do not collect rent from the independent dealers. Similar to lessee dealers, we had motor fuel distribution and lease agreements with DMS (through the closing of the acquisition of retail and wholesale assets).

We are one of the ten largest independent distributors by motor fuel volume in the United States for ExxonMobil, BP and Shell, and we also distribute Chevron, Sunoco, Valero, Gulf, Citgo, Marathon and Phillips 66-branded motor fuels (approximately 92% of the motor fuel we distributed during 2021 was branded). For approximately 62% of gallons sold to our customers, we receive a per gallon rate equal to the posted rack price, less any applicable discounts, plus transportation costs, taxes and a fixed rate per gallon of motor fuel. The remaining gallons are primarily DTW priced contracts, including intersegment sales to the retail segment. These contracts provide for variable, market-based pricing.

Regarding our supplier relationships, a majority of our total gallons of motor fuel purchased are subject to Terms Discounts for prompt payment and other rebates and incentives, which are recorded within cost of sales. Prompt payment discounts are based on a percentage of the purchase price of motor fuel. As such, the dollar value of these discounts increases and decreases corresponding with motor fuel prices. Therefore, in periods of lower wholesale motor fuel prices, our gross profit is negatively affected, and, in periods of higher wholesale motor fuel prices, our gross profit is positively affected (as it relates to these discounts). Based on our current volumes, we estimate a $10 per barrel change in the price of crude oil would impact our overall annual wholesale motor fuel gross profit by approximately $2.8 million related to these payment discounts.

The following table highlights the aggregate volume of motor fuel distributed by our wholesale segment to each of our principal customer groups (in millions). See Item 7—Results of Operations for additional information on the drivers of the fluctuations in the volume and site counts below.

	Gallons of Motor Fuel Distributed Year Ended December 31,			Wholesale Fuel Distribution Sites End of Year
	2021	2020	2019	2021	2020	2019
Independent dealers (a)	550	450	315	666	687	369
Lessee dealers	382	396	455	637	658	676
Commission agents (b)	169	141	129	198	208	169
Company operated retail sites	234	113	30	252	150	—
DMS	—	17	75	—	—	68
Total	1,335	1,117	1,004	1,753	1,703	1,282

(a)	Gallons distributed to independent dealers include gallons distributed to sub-wholesalers and commercial accounts, which are not included in the site counts reported above.
(b)	Includes independent commission sites owned or leased by the commission agent.

Description of Principal Customer Groups

Independent Dealer

•	The independent dealer owns or leases the property and owns all motor fuel and convenience store inventory.
•	We contract to exclusively distribute motor fuel to the independent dealer at rack-plus pricing or, in some cases, DTW.
•	Distribution contracts with independent dealers are typically seven to 15 years in length.
•	As of December 31, 2021, the average remaining distribution contract term was 5.3 years.

Lessee Dealer

•	We own or lease the property and then lease or sublease the site to a dealer.
•	The lessee dealer owns all motor fuel and retail site inventory and sets its own pricing and gross profit margins.
•	We collect wholesale motor fuel margins at rack-plus pricing or, in some cases, DTW.
•	Under our distribution contracts, we agree to supply a particular branded motor fuel or unbranded motor fuel to a site or group of sites and arrange for all transportation.
•	Exclusive distribution contracts with dealers who lease property from us run concurrent in length to the retail site’s lease period (generally three to 10 years).
•	Leases are generally triple net leases.
•	As of December 31, 2021, the average remaining lease agreement term was 3.1 years.

Commission Agents

•

LGW distributes motor fuel on a wholesale basis to LGWS, which owns the motor fuel inventory and sells motor fuel to retail customers. LGW records qualifying wholesale motor fuel distribution gross income in our wholesale segment and LGWS records the non-qualifying retail sale in our retail segment.

Company Operated

•

LGW and CAPL JKM Wholesale distribute on a wholesale basis all of the motor fuel required by our company operated sites to LGWS and Joe’s Kwik Marts, respectively, which owns the motor fuel inventory and sells motor fuel to retail customers. LGW and CAPL JKM Wholesale record qualifying wholesale motor fuel distribution gross income in our wholesale segment and LGWS and Joe’s Kwik Marts record the non-qualifying retail sale in our retail segment.

DMS

Prior to April 14, 2020, we owned or leased property and then leased or subleased the site to DMS and distributed fuel to DMS. DMS owned the motor fuel and retail site inventory and set its own pricing and gross profit margin. Since the April 14, 2020 acquisition of retail and wholesale assets, we no longer sell fuel nor lease sites to DMS. See Note 4 to the financial statements for additional information.

Circle K

In conjunction with transactions completed in 2014 and 2015, we owned property and leased retail sites to Circle K. We also distributed motor fuel to Circle K. Many of the sites previously owned and leased to Circle K were sold in the asset exchanges with Circle K. The sites that have been sold have been reclassified as independent dealer sites as we no longer control the property but continue to distribute fuel to such sites. At the sites to which we continue to distribute motor fuel, Circle K owns all motor fuel and retail site inventory and sets its own pricing and gross profit margin. As of December 31, 2021, we distribute fuel on a wholesale basis to 42 Circle K sites and lease 11 sites to Circle K. As of December 31, 2021, there are only five sites at which we both supply fuel and lease the property to Circle K, which are categorized in the table above as lessee dealer sites.

Rental Income

We also generate revenues through leasing or subleasing our real estate. We own or lease real and personal property and we lease or sublease that property to tenants, the substantial majority of which are wholesale customers as described above. As such, we manage our real estate leasing activities congruently with our wholesale segment. We own approximately 60% of our properties that we lease to our dealers or utilize in our retail business. Our lease agreements with third-party landlords have an average remaining lease term of 5.6 years as of December 31, 2021.

The following table presents rental income (in millions), including rental income from commission agents that is included in the retail segment, and the number of sites from which rental income was generated:

	Rental Income Year Ended December 31,			Sites from which Rental Income was Generated End of Year
	2021	2020	2019	2021	2020	2019
Total	$83.2	$83.2	$90.1	900	948	1,003

Rental income decreased in 2020 primarily as a result of terminating leases in connection with the April 2020 acquisition of retail and wholesale assets.

CST Fuel Supply

In 2015, we purchased a 17.5% limited partner interest in CST Fuel Supply from CST. We received pro rata distributions from CST Fuel Supply related to CST Marketing and Supply’s distribution of motor fuel to the majority of CST’s legacy U.S. retail sites.

Effective March 25, 2020, we divested our entire interest in CST Fuel Supply in the CST Fuel Supply Exchange as further described in Note 4 to the financial statements.

Retail Segment

Our retail segment generated 2021 revenues of $1.4 billion and operating income of $5.5 million. The retail segment includes the sale of convenience merchandise items at company operated sites and the retail sale of motor fuel at company operated and commission sites.

See Note 3 to the financial statements for information related to our acquisition of certain assets from 7-Eleven. With this transaction and the April 2020 acquisition of retail and wholesale assets, we not only added wholesale fuel contracts to our portfolio but also added retail assets and reestablished a retail capability that enables us to pursue a broader range of acquisition opportunities and provides greater flexibility for optimizing the class of trade for each asset in our portfolio.

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

•

LGW and CAPL JKM Wholesale distribute on a wholesale basis all of the motor fuel required by our company operated sites to LGWS and Joe’s Kwik Marts, respectively, which owns the motor fuel inventory and sells motor fuel to retail customers. LGW records qualifying wholesale motor fuel distribution gross income in our wholesale segment and LGWS and Joe’s Kwik Marts record the non-qualifying retail sale in our retail segment.

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

•	As of December 31, 2021, the average remaining motor fuel distribution and lease agreement term for our commission agents was 1.2 years.

Subsequent to an acquisition and throughout the life cycle of a retail site, we evaluate the optimal operation of each site as company operated, lessee dealer or commission, or we consider strategic alternatives, including divesting the site.

The following chart depicts how motor fuel and convenience merchandise is procured and distributed to our customer groups and our company operated retail sites. The chart also depicts the relationship of our real estate activities to our customer groups.

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

Our business strategy to achieve our objective of paying and, over time, increasing our quarterly cash distributions, is focused on the following key initiatives:

•

Expand within and beyond our existing markets through acquisitions. Since our IPO and through February 24, 2022, we have completed acquisitions for a total of approximately 1,000 fee and leasehold sites and 700 wholesale fuel supply contracts for total consideration of approximately $1.5 billion;

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

Supplier Arrangements

We distribute branded motor fuel under the Exxon, Mobil, BP, Shell, Chevron, Sunoco, Valero, Gulf, Citgo, Marathon and Phillips 66 brands to our customers. Branded motor fuels are purchased from major integrated oil companies and refiners under supply agreements. For 2021, our wholesale segment purchased approximately 37%, 22%, 11% and 10% of its motor fuel from ExxonMobil, BP, Motiva and Marathon, respectively. Certain suppliers offer volume rebates or incentive payments to drive volumes and provide an incentive for branding new locations. Certain suppliers require that all or a portion of any such incentive payments be repaid to the supplier in the event that the sites are rebranded within a stated number of years. We also purchase unbranded motor fuel for distribution. As of December 31, 2021, our supply agreements had a weighted-average remaining term of approximately 4.9 years.

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

Environmental Laws and Regulations

We are subject to extensive federal, state and local environmental laws and regulations, including those relating to USTs, the release or discharge of materials into the air, water and soil, waste management, pollution prevention measures, storage, handling, use and disposal of hazardous materials, the exposure of persons to hazardous materials, greenhouse gas emissions, and characteristics, composition, storage and sale of motor fuel and the health and safety of our employees. We incorporate by reference into this section our disclosures included in Note 2 under the captions “Environmental Matters” and “Asset Retirement Obligations” as well as Note 11 under the caption “Asset Retirement Obligations” and Note 16 to the financial statements.

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

Human Capital

The Partnership has no direct employees. As of December 31, 2021, 215 employees of the Topper Group provided management services to us under the Topper Group Omnibus Agreement. In addition, 2,003 store employees of the Topper Group provided services at our company operated sites.

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

•	A shortage of qualified labor could have a material adverse effect on our business and results of operations.

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
•

The Topper Group controls us and may have conflicts of interest with us. Further, our General Partner and its affiliates, including the Topper Group, may have conflicts of interest with us and limited fiduciary duties and they may favor their own interests to the detriment of our unitholders and us.

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

•	Our unitholders are required to pay taxes on their share of income from us even if they do not receive any cash distributions from us.
•	Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
•	Tax gain or loss on the disposition of our common units could be more or less than expected.
•	Tax-exempt organizations and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.
•	Our unitholders are subject to state and local income taxes and return filing requirements in states and localities where they do not live as a result of investing in our common units.
•	We will treat each purchaser of our common units as having the same tax characteristics on a per-unit basis without regard to the actual common units purchased.
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

The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	demand for motor fuel products in the markets we serve, including seasonal fluctuations, and the margin per gallon we earn selling and distributing motor fuel;
•	the wholesale price of motor fuel and its impact on the payment discounts we receive;
•	seasonal trends in the industries in which we operate;
•	supply, and the impact that severe storms could have to our suppliers’ and customers’ operations;
•	competition from other companies that sell motor fuel products or operate retail sites in our targeted market areas;
•	the inability to identify and acquire suitable sites or to negotiate acceptable leases for such sites;
•	the potential inability to obtain adequate financing to fund our expansion;
•	the level of our operating costs, including payments to the Topper Group under the Topper Group Omnibus Agreement;
•	prevailing economic conditions;
•	regulatory actions affecting the supply of or demand for motor fuel, our operations, our existing contracts or our operating costs; and
•	volatility of prices for motor fuel.

In addition, the actual amount of cash we will have available for distribution will depend on other factors such as:

•	the level and timing of capital expenditures we make;
•	the restrictions contained in our credit facilities;
•	our debt service requirements and other liabilities;
•	the cost of acquisitions, if any;
•	fluctuations in our working capital needs;
•	our ability to borrow under our credit facilities and access capital markets on favorable terms, or at all; and
•	the amount, if any, of cash reserves established by our General Partner in its discretion.

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

For 2021, motor fuel revenues accounted for 91% of our total revenues and motor fuel gross profit accounted for 54% of total gross profit. Wholesale motor fuel costs are directly related to, and fluctuate with, the price of crude oil. Volatility in the price of crude oil, and subsequently wholesale motor fuel prices, is caused by many factors, including general political, regulatory and economic conditions, acts of war, terrorism or armed conflict, instability in oil producing regions, particularly in the Middle East and South America, and the value of U.S. dollars relative to other foreign currencies, particularly those of oil producing nations. In addition, the supply of motor fuel and our wholesale purchase costs could be adversely affected in the event of a shortage or oversupply of product, which could result from, among other things, interruptions of fuel production at oil refineries, new supply sources, sustained increases or decreases in global demand or the fact that our motor fuel contracts do not guarantee an uninterrupted, unlimited supply of motor fuel.

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

In the retail motor fuel industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for commercial truck traffic and trends in travel and weather. Changes in economic conditions generally, or in the regions in which we operate, could adversely affect consumer spending patterns and travel in our markets. In particular, weakening economic conditions may result in decreases in miles driven and discretionary consumer spending and travel, which affect spending on motor fuel and convenience items. In addition, changes in the types of products and services demanded by consumers or labor strikes in the construction industry or other industries that employ customers who visit retail sites, may adversely affect our sales and gross profit. Additionally, negative publicity or perception surrounding motor fuel suppliers could adversely affect reputation and brand image, which may negatively affect our motor fuel sales and gross profit. Similarly, advanced technology and increased use of electric or hybrid cars or cars using alternative fuels would reduce demand for motor fuel. Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demands and preferences while continuing to sell products and services that remain relevant to the consumer and thus generally have a positive impact overall merchandise gross profit.

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

Although we have not experienced significant costs to date, we may incur costs related to the implementation of prescribed safety protocols related to the COVID-19 Pandemic. With the April 14, 2020 closing of our acquisition of retail and wholesale assets and the acquisition of certain assets from 7-Eleven in 2021, the Partnership now has 252 company operated sites. For example, we may incur substantial costs in connection with staffing impacted stores and the closing and subsequent cleaning of impacted stores resulting from a continued spread of COVID-19. We may also temporarily lose the services of employees or experience interruptions in our business which could lead to inefficiencies, interruptions in our regular operations and potential reputational harm. If we do not respond appropriately to the COVID-19 Pandemic or other similar health crises, or if customers do not perceive our response to be adequate for a particular region or our business as a whole, we could suffer damage to our reputation, which could materially adversely affect our business, financial condition and results of operations in the future.

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

Due in part to COVID-19 and general macroeconomic factors, the Topper Group has experienced labor shortages in certain geographies. Outside suppliers that we rely on have also experienced shortages of qualified labor. The future success of our operations depends on our ability, and the ability of third parties on which we rely, to identify, recruit, develop and retain qualified and talented individuals in order to supply and deliver our products. A prolonged shortage of qualified labor could decrease our ability to effectively operate our retail locations, which would negatively impact our business and could have a material adverse effect on our results of operations. A shortage would also likely result in increased costs from higher overtime, the need to hire temporary help to meet demand, higher wage rates to attract and retain employees, and higher costs to purchase raw materials or services from such third parties, all of which would negatively impact our results of operations.

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

In 2021, we purchased approximately 37%, 22%, 11% and 10% of our motor fuel from ExxonMobil, BP, Motiva and Marathon, respectively. A change of motor fuel suppliers, a disruption in supply or a significant change in pricing with any of these suppliers could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

We are exposed to risk related to the creditworthiness and performance of our customers, suppliers and contract counterparties. As of December 31, 2021, we had outstanding accounts receivable totaling $34.5 million. This amount primarily consisted of vendor rebates due from our suppliers, credit card receivables, receivables arising from the sale of fuel and other products to independent franchised or licensed fuel station operators as well as amounts receivable from other industrial and commercial clients. Contracts with longer payment cycles or difficulties in enforcing contracts or collecting accounts receivable could lead to material fluctuations in our cash flows and could adversely impact our business, financial condition and results of operations.

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

We depend on third-party transportation providers for the transportation of all of our motor fuel. Thus, a significant change or shortage of drivers and/or providers or a significant change in our relationship or commercial terms with any of these providers could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

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

We have a significant amount of debt. As of December 31, 2021, we had $630.6 million of total debt and $112.7 million of availability under our revolving CAPL Credit Facility and $182.5 million of total debt and $16.7 million of availability under our JKM Credit Facility. Our level of indebtedness could have important consequences to us, including the following:

•

our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on favorable terms;

•

covenants contained in our credit facilities will require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;

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

Like all equity investments, an investment in our common units is subject to certain risks. Borrowings under the credit facilities bear interest at variable rates, subject to interest rate swap contracts we entered into to hedge future changes in variable rates. If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow and ability to make cash distributions. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower-risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield-based equity investments such as publicly traded limited partnership interests. Reduced demand for our common units resulting from investors seeking other more favorable investment opportunities may cause the trading price of our common units to decline.

The interest rate on our credit facilities is variable; therefore, we have exposure to movements in interest rates, subject to our interest rate swap contracts. A significant increase in interest rates could adversely affect our ability to service our indebtedness. The increased cost could make the financing of our business activities more expensive. These added expenses could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

LIBOR, the interest rate benchmark used as a reference rate on our variable rate credit facilities, began to be phased out after December 31, 2021, and the publication of certain remaining LIBOR settings is scheduled to cease after June 30, 2023. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred replacement for U.S. dollar LIBOR. SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the Partnership’s cost of variable rate debt. The Partnership will also need to consider new contracts and if they should reference an alternative benchmark rate or include suggested fallback language, as published by the Alternative Reference Rates Committee. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt, which may be detrimental to our financial position or operating results.

Our credit facilities contain operating and financial restrictions that may limit our business, financing activities and ability to make distributions to unitholders.

The operating and financial restrictions and covenants in our credit facilities and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, our credit facilities may restrict our ability to:

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

Our CAPL Credit Facility limits our ability to pay distributions upon the occurrence of the following events, among others:

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

Our ability to comply with the covenants and restrictions contained in our credit facilities may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our credit facilities, the debt issued under the credit facilities may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit facilities will be secured by substantially all of our assets, and if we are unable to repay our indebtedness under our credit facilities, the lenders could seek to foreclose on such assets.

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

Risks Inherent in our Structure

The Topper Group controls the sole member of our General Partner, which has sole responsibility for conducting our business and managing our operations. Our General Partner and its affiliates, including the Topper Group, may have conflicts of interest with us and limited fiduciary duties and they may favor their own interests to the detriment of our unitholders and us.

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

The Board has adopted a cash distribution policy pursuant to which we intend to distribute quarterly an amount at least equal to the minimum quarterly distribution of $0.4375 per unit on all of our units to the extent we have sufficient cash from our operations after the establishment of reserves and the payment of our expenses. However, the Topper Group, as the owner of our General Partner, or the Board may change such policy at any time at their discretion and could elect not to pay distributions for one or more quarters. In addition, the CAPL Credit Facility includes specified restrictions on our ability to make distributions.

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

In addition, if we distribute a significant portion of our cash available for distribution, our growth may lag behind the growth of businesses that reinvest all of their cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our Partnership Agreement or our CAPL Credit Facility on our ability to issue additional common units, provided there is no default under the CAPL Credit Facility. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the cash available for distribution to our unitholders.

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

If our unitholders are dissatisfied with the performance of our General Partner, they will have limited ability to remove our General Partner. The vote of the holders of at least 66 2⁄3% of all outstanding common units voting together as a single class is required to remove our General Partner. As of February 24, 2022, the Topper Group beneficially owned approximately 38.5% of our outstanding common units.

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

If at any time our General Partner and its affiliates hold more than 80% of the common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date that is three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our General Partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our Partnership Agreement that prevents our General Partner from issuing additional common units and exercising its call right. If our General Partner exercised its call right, the effect would be to take us private and, following the deregistering of the units, we would no longer be subject to the reporting requirements of the Exchange Act. As of February 24, 2022, the Topper Group beneficially owned approximately 38.5% of our outstanding common units.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by the Topper Group or other large holders.

As of February 24, 2022, we had 37,896,556 common units outstanding. Sales by the Topper Group or other large holders of a substantial number of our common units in the public or private markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to the Topper Group. Under our Partnership Agreement and pursuant to a registration rights agreement that we have entered into, the Topper Group has registration rights relating to the offer and sale of any units that it holds, subject to certain limitations.

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

At the state level, were we to be subject to U.S. federal income tax, we would also be subject to the income tax provisions of many states. Moreover, because of widespread state budget deficits and other reasons, several states are evaluating ways to independently subject partnerships to entity-level taxation through the imposition of state income taxes, franchise taxes and other forms of taxation. Imposition of any additional such taxes on us or an increase in the existing tax rates would reduce the cash available for distribution to our unitholders.

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

We conduct a portion of our operations and business through one or more direct and indirect subsidiaries (including LGWS) that are treated as C corporations for U.S. federal income tax purposes. We may elect to conduct additional operations through these corporate subsidiaries in the future. These corporate subsidiaries are subject to corporate-level taxes, at the corporate tax rate, which is currently 21%, and will also likely be subject to state (and possibly local) income tax at varying rates, on their taxable income. Any such entity level taxes will reduce the cash available for distribution to us and, in turn, to unitholders. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to unitholders would be further reduced. Distributions from any such C corporation will generally be taxed again to unitholders as dividend income to the extent of current and accumulated earnings and profits of such C corporation. The maximum U.S. federal income tax rate applicable to qualified dividend income that is allocable to individuals is 20%. An individual unitholders’ share of dividend and interest income from LGWS or other C corporation subsidiaries would constitute portfolio income that could not be offset by the unitholders’ share of our other losses or deductions.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or of an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider such substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. If implemented, these proposals or other similar proposals could eliminate the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

If the IRS contests the U.S. federal income tax positions we take, the market for our common units may be adversely impacted and the costs of any contest will reduce our cash available for distribution to our unitholders. We have not requested any ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other U.S. federal income tax matter affecting us. The IRS may adopt positions that differ from the conclusions of our counsel expressed in our disclosures or from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take, and such positions may ultimately not be sustained. A court may not agree with some or all of our counsel’s conclusions or the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, the costs of any contest with the IRS, which will be borne indirectly by our unitholders and our General Partner, will result in a reduction in cash available for distribution.

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

Investment in our common units by organizations that are exempt from U.S. federal income tax, such as employee benefit plans and individual retirement accounts and non-U.S. persons raises issues unique to them. For example, a substantial amount of our U.S. federal taxable income and gain constitute gross income from an unrelated trade or business and the amount thereof allocable to a tax-exempt organization would be taxable to such organization as unrelated business taxable income. Distributions to a non-U.S. person that holds our common units will be reduced by U.S. federal withholding taxes imposed at the highest applicable U.S. federal income tax rate and such non-U.S. person will be required to file U.S. federal income tax returns and pay U.S. federal income tax, to the extent not previously withheld, on his, her or its allocable share of our taxable income and gain.

Under the Tax Cuts and Jobs Act, if a unitholder sells or otherwise disposes of a common unit, the transferee is required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. However, the Department of the Treasury and the IRS have determined that this withholding requirement should not apply to any disposition of a publicly traded interest in a publicly traded partnership (such as us) until regulation or other guidance has been issued clarifying the application of this withholding requirement to dispositions of interests in publicly traded partnerships. Accordingly, while this withholding requirement does not currently apply to interests in us, there can be no assurance that such requirement will not apply in the future.

Any tax-exempt organization or non-U.S. person should consult its tax advisor before investing in our common units.

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

We will treat each purchaser of our common units as having the same tax characteristics on a per-unit basis without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

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

If a unitholder lends its common units to a short seller to cover a short sale of common units, the unitholder may be considered to have disposed of those common units for U.S. federal income tax purposes. If such event occurs, the unitholder would no longer be treated for U.S. federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss as a result of such deemed disposition.

Because a unitholder that lends common units to a “short seller” to cover a short sale of common units may be considered to have disposed of the loaned common units, the unitholder may not be treated for U.S. federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such deemed disposition. Moreover, during the period of the loan of common units to the short seller, any of our income, gain, loss or deduction with respect to such common units may not be reportable by the respective unitholder, and any cash distributions received by the unitholder as to those common units could be fully taxable to them as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from loaning their common units.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table shows the aggregate number of sites we owned or leased by customer group at December 31, 2021:

	Owned Sites	Leased Sites	Total Sites	Percentage of Total Sites
Lessee dealers	422	298	720	62%
Commission agents	144	40	184	16%
Company operated	128	124	252	22%
Total	694	462	1,156	100%

We conduct business at sites located in Alabama, Arkansas, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Mississippi, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Virginia, West Virginia and Wisconsin. Our site count includes those involved in our wholesale and retail segments.

The following table provides a history of our sites acquired, changes between customer groups or sold during 2021:

	Lessee Dealers	Commission Agents	Company Operated	Total
Number at beginning of year	753	195	150	1,098
Acquired	—	—	103	103
Changes between customer groups	(2)	2	—	—
Divested	(31)	(13)	(1)	(45)
Number at end of year (a)	720	184	252	1,156
(a)	Excludes independent commission sites and includes sites where we collect rent but to which we do not distribute motor fuel and closed sites.

Our principal executive offices are in Allentown, Pennsylvania in approximately 46,000 square feet of leased office space.

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

Additional information regarding legal proceedings is included in Note 17 to the financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 24, 2022, we had 37,896,556 common units outstanding, held by approximately 29 holders of record. Our common units are listed and trade on the NYSE under the symbol “CAPL.”

Cash Distribution Policy

General

The Board has adopted a policy to make cash distributions per unit each quarter, in an amount determined by the Board following the end of such quarter. In general, we expect that cash distributed for each quarter will equal cash generated from operations less cash needed for maintenance capital expenditures, accrued but unpaid expenses (including the management fee to the Topper Group), reimbursement of expenses incurred by our General Partner, debt service and other contractual obligations and reserves for future operating and capital needs or for future distributions to our partners. We expect that the Board will reserve excess cash, from time to time, in an effort to sustain or permit gradual or consistent increases in quarterly distributions. Restrictions in our credit facilities could limit our ability to pay distributions upon the occurrence of certain events. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.” The Board may also determine to borrow to fund distributions in quarters when we generate less cash available for distribution than necessary to sustain or grow our cash distributions per unit. The factors that we believe will be the primary drivers of our cash generated from operations are changes in demand for motor fuels, the number of sites to which we distribute motor fuels, the margin per gallon we are able to generate at such sites and the profitability of sites we own and lease, including our company operated sites.

Our cash distribution policy, established by our General Partner, is to distribute each quarter an amount at least equal to the minimum quarterly distribution of $0.4375 per unit on all units ($1.75 per unit on an annualized basis). The distribution declared by the Board on January 20, 2022 was $0.5250 per unit (or $2.10 per unit on an annualized basis). Our General Partner may determine at any time that it is in the best interest of our Partnership to modify or revoke our cash distribution policy. Modification of our cash distribution policy may result in distributions of amounts less than, or greater than, our minimum quarterly distribution, and revocation of our cash distribution policy could result in no distributions at all. In addition, our CAPL Credit Facility includes certain restrictions on our ability to make cash distributions.

IDRs

On February 6, 2020, we closed on the Equity Restructuring Agreement that eliminated the IDRs. See Note 21 for further discussion on the elimination of the IDRs.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following MD&A is intended to help the reader understand our results of operations and financial condition. This section is provided as a supplement to and should be read in conjunction with Items 1, 1A and 8 (which includes our consolidated financial statements) contained in this report.

MD&A is organized as follows:

•	Recent Developments—This section describes significant recent developments, including our acquisition of certain assets from 7-Eleven.
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

•	Critical Accounting Policies and Estimates—This section describes the accounting policies and estimates that we consider most important for our business and that require significant judgment.

Recent Developments

Acquisition of Assets from 7-Eleven

On April 28, 2021, certain newly formed subsidiaries of CrossAmerica, including Joe’s Kwik Marts (collectively, “Buyer”), entered into the Asset Purchase Agreement with 7-Eleven, pursuant to which Buyer agreed to purchase certain assets related to the ownership and operations of 106 company operated sites (90 fee; 16 leased) located in the Mid-Atlantic and Northeast regions of the U.S. (the “Properties”) for an aggregate purchase price of $263.0 million, excluding working capital and subject to adjustment in accordance with the terms of the Asset Purchase Agreement. The assets were sold by 7-Eleven as part of a divestiture process in connection with its previously announced acquisition of the Speedway business from Marathon Petroleum Corporation.

The assets purchased by Buyer include real property and leasehold rights to the Properties, and all inventory and other assets located at the Properties, other than specific excluded assets, such as rights to intellectual property or rights with respect to “7-Eleven” or “Speedway” branding. Substantially all of the sites purchased were operated under the Speedway brand, and all sites were rebranded in connection with the closing of such site pursuant to the Asset Purchase Agreement. Buyer also assumed certain specified liabilities associated with the assets.

Starting in late June 2021, Buyer closed on the acquisition of the Properties on a rolling basis of generally ten sites per week. Through December 31, 2021, Buyer consummated the closing under the Asset Purchase Agreement of 103 Properties for a purchase price of $273.0 million, including inventory and other working capital. In February 2022, we closed on the final three Properties for a purchase price of $3.6 million, a portion of which will be paid on or prior to February 8, 2027.

We funded these transactions primarily through the new JKM Credit Facility further described below, undrawn capacity under our existing revolving credit facility and cash on hand.

JKM Credit Facility

On July 16, 2021, CAPL JKM Partners LLC (“Borrower”), an indirect wholly-owned subsidiary of CrossAmerica, entered into a Credit Agreement, as amended on July 29, 2021 (the “JKM Credit Facility”) among Borrower, JKM Holdings LLC (“Holdings”) and Manufacturers and Traders Trust Company, as administrative agent, swingline lender and issuing bank.

The JKM Credit Facility provides for a $200 million senior secured credit facility, consisting of a $185 million delayed draw term loan facility (the “Term Loan Facility”) and a $15 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility permits up to $7.5 million of swingline borrowings and $5.0 million in letters of credit. The interest rate applicable to loans outstanding under the JKM Credit Facility is equal to, at Borrower’s option, either (i) a base rate plus a margin (which will be determined based on Borrower’s consolidated leverage ratio) ranging from 0.50% to 1.50% per annum or (ii) LIBOR plus a margin (which will also be determined based on Borrower’s consolidated leverage ratio) ranging from 1.50% to 2.50% per annum. The Term Loan Facility will amortize in equal quarterly installments equal to 1.50% of the unpaid principal amount of the Term Loan Facility, with the first payment due April 1, 2022 and the balance payable on the maturity date of the Term Loan Facility. Letters of credit are subject to a 0.125% fronting fee and other customary administrative charges. Standby letters of credit accrue a fee at a rate based on the applicable margin of LIBOR loans. In addition, beginning in October 2021, a commitment fee was charged based on the unused portion of the JKM Credit Facility at a rate ranging from 0.25% to 0.375% per annum depending on Borrower’s consolidated leverage ratio. The JKM Credit Facility will mature on July 16, 2026.

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

As of February 24, 2022, we had $183.6 million outstanding under our Term Loan Facility.

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

See Notes 3 and 12 to the financial statements for additional information regarding this acquisition and the related financing.

COVID-19 Pandemic

During the first quarter of 2020, an outbreak of a novel strain of coronavirus spread worldwide, including to the U.S., posing public health risks that have reached pandemic proportions. We experienced a sharp decrease in fuel volume in mid-to-late March 2020. Although fuel volumes largely recovered during the second half of 2020 and continued to recover in 2021, we cannot predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flows.

Significant Factors Affecting our Profitability

The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit

Wholesale segment

The prices paid to our motor fuel suppliers for wholesale motor fuel (which affects our cost of sales) are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations. For approximately 62% of gallons sold to our customers, we receive a per gallon rate equal to the posted rack price, less any applicable discounts, plus transportation costs, taxes and a fixed rate per gallon of motor fuel. The remaining gallons are primarily DTW priced contracts, including intersegment sales to the retail segment. These contracts provide for variable, market-based pricing.

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

Acquisition and Financing Activity

Our results of operations and financial condition are also impacted by our acquisition and financing activities as summarized below.

2019

•	On April 1, 2019, we entered into a credit facility as further discussed in Note 12 to the financial statements.
•	On May 21, 2019 and September 5, 2019, we completed the first two asset exchange transactions with Circle K.

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

2021

•

From late June 2021 through December 31, 2021, we closed on the purchase of 103 sites of our 106-site acquisition from 7-Eleven, and in July 2021, we entered into a new credit agreement and amended our existing credit facility as further described in Notes 3 and 12 to the financial statements.

Results of Operations

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this Annual Report because that disclosure was already included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 1, 2021. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of income and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of income are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating revenues	$3,579,259	$1,932,323	$2,149,429
Cost of sales	3,302,306	1,720,196	1,994,792
Gross profit	276,953	212,127	154,637

Income from CST Fuel Supply equity interests	—	3,202	14,768
Operating expenses:
Operating expenses	134,079	90,928	52,554
General and administrative expenses	30,930	20,991	16,849
Depreciation, amortization and accretion expense	77,852	68,742	55,032
Total operating expenses	242,861	180,661	124,435
Gain (loss) on dispositions and lease terminations, net	2,037	80,924	(1,648)
Operating income	36,129	115,592	43,322
Other income, net	544	503	524
Interest expense	(18,244)	(16,587)	(27,000)
Income before income taxes	18,429	99,508	16,846
Income tax benefit	(3,225)	(7,948)	(1,230)
Net income	21,654	107,456	18,076
IDR distributions	—	(133)	(533)
Net income available to limited partners	$21,654	$107,323	$17,543

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Consolidated Results

Operating revenues increased $1.6 billion or 85%, while operating income decreased $79 million or 69%.

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•

A $1.5 billion (89%) increase in our wholesale segment revenues primarily attributable to the increase in crude oil prices. The average daily spot price of WTI crude oil increased 74% to $68.14 per barrel in 2021, compared to $39.16 per barrel in 2020. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Volume increased 20% primarily as a result of the volume generated by the asset exchanges with Circle K, the CST Fuel Supply Exchange, the acquisition of the retail and wholesale assets and the acquisition of assets from 7-Eleven (the average number of sites with wholesale fuel distribution increased 6% from 2020 compared to 2021), as well as continuing recovery from the COVID-19 Pandemic.

•

A $756 million (111%) increase in our retail segment revenues primarily attributable to the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets, the March 2020 CST Fuel Supply Exchange and the acquisition of assets from 7-Eleven (the average total system sites increased 27% from 2020 compared to 2021). Volume increased 56% from 2020 to 2021 driven by the acquisitions as well as the continuing recovery from the COVID-19 Pandemic. The average retail fuel price increased 43% between those same periods due primarily due to the increase in wholesale motor fuel prices noted above. In addition, merchandise revenues increased $85.8 million (70%) driven by the acquisition of retail and wholesale assets and the acquisition of assets from 7-Eleven.

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

Our intersegment revenues increased $559 million (151%), primarily attributable to the incremental intersegment revenues generated by the company operated and commission sites acquired in the April 2020 acquisition of retail and wholesale assets, the March 2020 CST Fuel Supply Exchange, and the acquisition of assets from 7-Eleven, as well as higher volume from the continuing recovery from the COVID-19 Pandemic.

Cost of sales

Cost of sales increased $1.6 billion (92%) as a result of the increase in wholesale motor fuel prices and the impact of the increase in sites acquired in the asset exchanges with Circle K, the CST Fuel Supply Exchange, the acquisition of retail and wholesale assets and the acquisition of assets from 7-Eleven, as well as the continuing recovery from the COVID-19 Pandemic.

Gross profit

The $65 million (31%) increase in gross profit was primarily driven by an increase in motor fuel and merchandise gross profit due to: 1) the CST Fuel Supply Exchange, which primarily resulted in an increase in fuel margin partially offset by a decrease in income from CST Fuel Supply equity interests; 2) the acquisition of retail and wholesale assets, which primarily resulted in an increase in fuel margin and merchandise margin and other revenues partially offset by a decrease in lease margin; 3) the acquisition of assets from 7-Eleven, which resulted in an increase in fuel margin, merchandise margin and other revenues; and 4) an increase in volume driven by the continuing recovery from the COVID-19 Pandemic. See “Results of Operations—Segment Results” for additional gross profit analyses.

Income from CST Fuel Supply equity interests and Operating expenses

See “Segment Results” for additional analyses.

General and administrative expenses

General and administrative expenses increased $9.9 million (47%) primarily driven by a $6.0 million increase in acquisition-related costs as a result of higher legal fees incurred in connection with the acquisition of assets from 7-Eleven, a $1.9 million increase in management fees related to an increase in headcount, a $1.1 million increase in equity-based compensation expense as a result of more grants being outstanding during 2021 as compared to 2020 and overall higher general and administrative expenses stemming from the April 2020 acquisition of retail and wholesale assets and the acquisition of assets from 7-Eleven, partially offset by a $1.0 million decrease in credit loss expense.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $9.1 million (13%) primarily from the property and equipment and intangible assets acquired in the asset exchanges with Circle K, the CST Fuel Supply Exchange, the acquisition of retail and wholesale assets and the acquisition of assets from 7-Eleven. We recorded $7.7 million of impairment charges in connection with our ongoing real estate rationalization effort and the resulting reclassification of these sites to assets held for sale, as compared to $9.1 million in 2020.

Gain on dispositions and lease terminations, net

During 2021, we recorded a $3.3 million gain related to sites sold in connection with our ongoing real estate rationalization effort, partially offset by net losses on lease terminations and asset disposals.

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

Interest expense

Interest expense increased $1.7 million (10%) primarily due to $1.8 million in interest expense on the JKM Credit Facility along with a $0.8 million increase in amortization of deferred financing costs as a result of entering into the JKM Credit Facility and the amendment to the CAPL Credit Facility. The higher interest expense due to the higher outstanding balance on the CAPL Credit Facility (driven by the borrowings to fund a portion of the purchase price of the acquisition of assets from 7-Eleven) was more than offset by a reduction in the average rate on borrowings under our CAPL Credit Facility from 2.6% to 2.1%.

Income tax benefit

We recorded an income tax benefit of $3.2 million and $7.9 million for 2021 and 2020, respectively. The benefits were primarily driven by losses incurred by our taxable subsidiaries and changes in state apportionment. See Note 20 for additional information.

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

Wholesale

The following table highlights the results of operations and certain operating metrics of our wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Year Ended December 31,
	2021	2020	2019
Gross profit:
Motor fuel–third party	$70,221	$55,864	$45,117
Motor fuel–intersegment and related party	51,939	46,921	26,801
Motor fuel gross profit	122,160	102,785	71,918
Rent gross profit	50,736	50,411	56,344
Other revenues	3,721	2,344	2,887
Total gross profit	176,617	155,540	131,149
Income from CST Fuel Supply equity interests (a)	—	3,202	14,768
Operating expenses	(38,776)	(35,285)	(32,618)
Operating income	$137,841	$123,457	$113,299
Motor fuel distribution sites (end of period): (b)
Motor fuel–third party
Independent dealers (c)	666	687	369
Lessee dealers (d)	637	658	676
Total motor fuel distribution–third party sites	1,303	1,345	1,045
Motor fuel–intersegment and related party
DMS (related party)	—	—	68
Commission agents (Retail segment) (d)	198	208	169
Company operated retail sites (Retail segment) (e)	252	150	—
Total motor fuel distribution–intersegment and related party sites	450	358	237
Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	1,325	1,276	938
Motor fuel-intersegment and related party distribution	389	336	318
Total motor fuel distribution sites	1,714	1,612	1,256
Volume of gallons distributed (in thousands)
Third party	931,288	845,858	706,759
Intersegment and related party	403,675	270,930	297,235
Total volume of gallons distributed	1,334,963	1,116,788	1,003,994

Wholesale margin per gallon	$0.092	$0.092	$0.072

(a)	Represents income from our former equity interest in CST Fuel Supply. The CST Fuel Supply Exchange closed on March 25, 2020.
(b)	In addition, as of December 31, 2021 and 2020, we distributed motor fuel to 15 and 13 sub-wholesalers who distributed to additional sites, respectively.
(c)

The decrease in the independent dealer site count from December 31, 2020 to December 31, 2021 was primarily attributable to loss of contracts, most of which were lower margin, partially offset by the increase in independent dealer sites as a result of the real estate rationalization effort and the resulting reclassification of the site from a lessee dealer or commission site to an independent dealer site when we continue to supply the sites after divestiture.

(d)	The decrease in the lessee dealer and commission site counts from December 31, 2020 to December 31, 2021 were primarily attributable to our real estate rationalization effort.
(e)	The increase in the company operated site count from December 31, 2020 to December 31, 2021 was primarily attributable to the 103 company operated sites acquired from 7-Eleven.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Gross profit increased $21.1 million (14%), while operating income increased $14.4 million (12%). These results were driven by:

Motor fuel gross profit

The $19.4 million (19%) increase in motor fuel gross profit was primarily driven by a 20% increase in volume as a result of the asset exchanges with Circle K, the CST Fuel Supply Exchange, the acquisition of retail and wholesale assets, the acquisition of assets from 7-Eleven and the continuing recovery from the COVID-19 Pandemic. During 2020, we benefitted from the reduction in wholesale fuel prices. As such, DTW margins were negatively impacted in 2021 as compared to 2020. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Rent gross profit

Rent gross profit increased $0.3 million (1%) primarily due to $0.5 million in rent concessions during the second quarter of 2020 and the positive impact from the CST Fuel Supply Exchange, partially offset by a decrease as a result of terminating leases in connection with the April 2020 acquisition of retail and wholesale assets.

Income from CST Fuel Supply equity interests

Income from CST Fuel Supply equity interests is no longer generated as a result of the March 2020 CST Fuel Supply Exchange.

Operating expenses

Operating expenses increased $3.5 million (10%) primarily as a result of a $2.7 million increase in environmental costs related to remediation, costs of compliance testing and monitoring and a $1.2 million increase in insurance costs due to the increase in controlled sites as a result of the acquisitions.

Retail

The following table highlights the results of operations and certain operating metrics of our retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of retail sites, gallons sold per day and per gallon amounts):

	Year Ended December 31,
	2021	2020	2019
Gross profit:
Motor fuel	$27,806	$12,691	$5,147
Merchandise	55,117	32,046	10,169
Rent	8,681	7,608	6,302
Other revenue	9,159	4,626	1,507
Total gross profit	100,763	56,971	23,125
Operating expenses	(95,303)	(55,643)	(19,936)
Operating income	$5,460	$1,328	$3,189

Retail sites (end of period):
Commission agents (a)	198	208	169
Company operated retail sites (b)	252	150	—
Total system sites at the end of the period	450	358	169

Total system operating statistics:
Average retail fuel sites during the period	389	306	206
Volume of gallons sold (in thousands)	403,850	259,636	160,106

Commission agents statistics:
Average retail fuel sites during the period	202	199	170

Company operated retail site statistics:
Average retail fuel sites during the period	187	107	36
Merchandise gross profit percentage	26.4%	26.0%	21.2%

(a)	The decrease in the commission site count from December 31, 2020 to December 31, 2021 was primarily attributable to our real estate rationalization effort.
(b)	The increase in the company operated site count from December 31, 2020 to December 31, 2021 was primarily attributable to the 103 company operated sites acquired from 7-Eleven.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Gross profit increased $43.8 million (77%), while operating income increased $4.1 million (311%). These results were impacted by:

Gross profit

•

Our motor fuel gross profit increased $15.1 million (119%) attributable to realizing a higher average margin per gallon as the higher retail fuel margins at our company operated sites comprised a larger percentage of our overall retail fuel margins in 2021 as compared to 2020. In addition, volume increased 56% stemming from the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets, the March 2020 CST Fuel Supply Exchange, the acquisition of assets from 7-Eleven as well as the continuing recovery from the COVID-19 Pandemic (the average total system sites increased 27% from 2020 compared to 2021).

•

Our merchandise gross profit and other revenues increased $23.1 million and $4.5 million, respectively, as a result of the increase in company operated sites driven by the April 2020 acquisition of retail and wholesale assets and the acquisition of assets from 7-Eleven.

•

Rent gross profit increased $1.1 million (14%) due primarily to the company operated and commission sites acquired in the April 2020 acquisition of retail and wholesale assets, the March 2020 CST Fuel Supply Exchange and the acquisition of assets from 7-Eleven.

Operating expenses

Operating expenses increased $39.7 million (71%) primarily due to the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets, the March 2020 CST Fuel Supply Exchange and a $15.8 million increase as a result of the acquisition of assets from 7-Eleven.

Non-GAAP Financial Measures

We use non-GAAP financial measures EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio. EBITDA represents net income available to us before deducting interest expense, income taxes and depreciation, amortization and accretion (which includes certain impairment charges). Adjusted EBITDA represents EBITDA as further adjusted to exclude equity-based compensation expense, gains or losses on dispositions and lease terminations, net, certain discrete acquisition related costs, such as legal and other professional fees and separation benefit costs associated with recent acquisitions, and certain other discrete non-cash items arising from purchase accounting. Distributable Cash Flow represents Adjusted EBITDA less cash interest expense, sustaining capital expenditures and current income tax expense. Distribution Coverage Ratio is computed by dividing Distributable Cash Flow by the weighted average diluted common units and then dividing that result by the distributions paid per limited partner unit.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Year Ended December 31,
	2021	2020	2019
Net income available to limited partners	$21,654	$107,323	$17,543
Interest expense	18,244	16,587	27,000
Income tax benefit	(3,225)	(7,948)	(1,230)
Depreciation, amortization and accretion expense	77,852	68,742	55,032
EBITDA	114,525	184,704	98,345
Equity-based employee and director compensation expense	1,311	172	1,246
(Gain) loss on dispositions and lease terminations, net (a)	(2,037)	(80,924)	1,648
Acquisition-related costs (b)	9,461	3,464	2,464
Adjusted EBITDA	123,260	107,416	103,703
Cash interest expense	(16,382)	(15,545)	(25,973)
Sustaining capital expenditures (c)	(4,161)	(3,529)	(2,406)
Current income tax benefit (expense) (d)	(548)	14,126	4,799
Distributable Cash Flow (a)	$102,169	$102,468	$80,123
Weighted average diluted common units	37,884	37,369	34,485
Distributions paid per limited partner unit (e)	$2.1000	$2.1000	$2.1000
Distribution Coverage Ratio (f)	1.28x	1.31x	1.11x

(a)

We recorded gains on the sale of sites in connection with our ongoing real estate rationalization effort of $3.3 million, $6.4 million and $1.4 million in 2021, 2020 and 2019, respectively. In 2020, we also recorded $19.3 million in gains on the sale of sites in connection with the asset exchange with Circle K and a $67.6 million gain on the sale of our 17.5% investment in CST Fuel Supply. Also in 2020, we recorded a loss on lease terminations, including the non-cash write-off of deferred rent income associated with these leases, of $10.9 million.

(b)	Relates to certain acquisition related costs, such as legal and other professional fees, separation benefit costs and purchase accounting adjustments associated with recent acquisitions.
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

(d)

Consistent with prior divestitures, the current income tax benefit in 2021, 2020 and 2019 excludes income tax incurred on the sale of sites. 2020 and 2019 also include the tax benefit of 100% bonus depreciation on the eligible assets acquired in the asset exchanges with Circle K as well as certain dispenser upgrades and rebranding costs.

(e)

On January 20, 2022, the Board approved a quarterly distribution of $0.5250 per unit attributable to the fourth quarter of 2021. The distribution was paid February 10, 2022 to all unitholders of record on February 3, 2022.

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

We believe that we will have sufficient cash flow from operations, proceeds from the sale of sites in connection with our real estate rationalization effort, borrowing capacity under the CAPL Credit Facility and JKM Credit Facility, access to capital markets and alternate sources of funding to meet our financial commitments, debt service obligations, contingencies, anticipated capital expenditures and partnership distributions. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional equity and/or debt securities and/or maintain or increase distributions to unitholders.

See “Recent Developments—COVID-19 Pandemic” for a discussion of the impacts and potential impacts on our liquidity from the COVID-19 Pandemic as well as actions we have taken or could take to mitigate its impact.

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$95,468	$104,484	$72,327
Net cash used in investing activities	(298,690)	(19,549)	(15,509)
Net cash provided by (used in) financing activities	210,357	(86,202)	(58,229)

Operating Activities

Net cash provided by operating activities decreased $9.0 million for 2021 compared to 2020. Although the acquisitions drove incremental cash flow from operations, changes in working capital and a $6.0 million increase in acquisition costs reduced cash provided by operating activities for 2021 as compared to 2020.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as compared to the shorter settlement of receivables for fuel, rent and merchandise.

Investing Activities

In 2021, we incurred capital expenditures of $41.9 million driven by site upgrades, including store remodels, carwash build-outs, EMV upgrades, and rebranding of certain sites, including the sites acquired from 7-Eleven. We received $15.4 million in proceeds from the sales of assets, largely driven by our real estate rationalization effort. We paid $273.0 million in connection with our acquisition of assets from 7-Eleven.

In 2020, we received $23.0 million from Circle K primarily in connection with the CST Fuel Supply Exchange that closed in March 2020. In addition, we received $21.2 million in proceeds from disposals during 2020 in connection with our real estate rationalization effort and paid $28.2 million in connection with our April 2020 acquisition of retail and wholesale assets. Also, we incurred capital expenditures of $37.1 million in 2020.

Financing Activities

In 2021, we paid $79.7 million in distributions. We made net borrowings on our CAPL Credit Facility and JKM Credit Facility of $117.4 million and $182.5 million, respectively, primarily to fund the acquisition of assets from 7-Eleven and to pay $9.4 million in acquisition costs and $7.2 million of deferred financing costs.

In 2020, we paid $77.9 million in distributions and made net repayments on our CAPL Credit Facility of $5.8 million.

Distributions

Distribution activity for 2021 was as follows (in thousands):

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2020	February 2, 2021	February 9, 2021	$0.5250	$19,912
March 31, 2021	May 4, 2021	May 11, 2021	0.5250	19,916
June 30, 2021	August 3, 2021	August 10, 2021	0.5250	19,924
September 30, 2021	November 3, 2021	November 10, 2021	0.5250	19,941
December 31, 2021	February 3, 2022	February 10, 2022	0.5250	19,942

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

IDRs

We distributed $0.1 million to the Topper Group with respect to the IDRs in 2020. On February 6, 2020, we closed on the Equity Restructuring Agreement that eliminated the IDRs.

Debt

As of December 31, 2021, our debt and finance lease obligations consisted of the following (in thousands):

CAPL Credit Facility	$630,575
JKM Credit Facility	182,460
Finance lease obligations	16,809
Total debt and finance lease obligations	829,844
Current portion	10,939
Noncurrent portion	818,905
Deferred financing costs, net	8,270
Noncurrent portion, net of deferred financing costs	$810,635

Taking the interest rate swap contracts into account, our effective interest rate on our CAPL Credit Facility at December 31, 2021 was 2.8% (our applicable margin was 2.5% as of December 31, 2021). Letters of credit outstanding under our CAPL Credit Facility at December 31, 2021 totaled $4.0 million. The amount of availability under our CAPL Credit Facility at February 24, 2022, after taking into consideration debt covenant restrictions, was $104.3 million.

The CAPL Credit Facility contains financial covenants related to leverage and interest coverage as further described in Note 12 to the financial statements. These financial covenants and other covenants may restrict or limit our ability to make distributions, incur additional indebtedness, make certain capital expenditures or dispose of assets in excess of specified levels, among other restrictions.

Our effective interest rate on our JKM Credit Facility at December 31, 2021 was 2.6% (our applicable margin was 2.5% as of December 31, 2021). Letters of credit outstanding under our JKM Credit Facility at December 30, 2021 totaled $0.8 million. The amount of availability under the JKM Credit Facility at February 24, 2022, after taking into consideration debt covenant restrictions, was $14.2 million.

Similarly, our JKM Credit Facility contains financial covenants related to leverage and fixed charge coverage as further described in Note 12 to the financial statements. These financial covenants and other covenants may restrict or limit Holdings’ ability to incur additional indebtedness, make certain capital expenditures or dispose of assets in excess of specified levels, among other restrictions.

See “Recent Developments—Acquisition of Assets from 7-Eleven” and Note 12 to the financial statements for information regarding the JKM Credit Facility and an amendment of the CAPL Credit Facility, both entered into in July 2021.

Capital Expenditures

We make investments to expand, upgrade and enhance existing assets. We categorize our capital requirements as either sustaining capital expenditures, growth capital expenditures or acquisition capital expenditures. Sustaining capital expenditures are those capital expenditures required to maintain our long-term operating income or operating capacity. Acquisition and growth capital expenditures are those capital expenditures that we expect will increase our operating income or operating capacity over the long term. We have the ability to fund our capital expenditures from proceeds from sales of sites in connection with our real estate rationalization effort, through additional borrowings under our CAPL Credit Facility and JKM Credit Facility, or, if available to us on acceptable terms, accessing the capital markets and issuing additional equity and debt securities or other options. Our ability to access the capital markets may have an impact on our ability to fund acquisitions. We may not be able to complete any offering of securities or other options on terms acceptable to us, if at all.

The following table outlines our capital expenditures and acquisitions (in thousands):

	Year Ended December 31,
	2021	2020	2019
Sustaining capital	$4,161	$3,529	$2,406
Growth	37,698	33,528	22,205
Acquisitions	272,983	28,244	—
Total capital expenditures and acquisitions	$314,842	$65,301	$24,611

As noted previously, the increase in growth capital expenditures was largely driven by site upgrades, including store remodels, car wash build-outs, EMV upgrades, and rebranding of certain sites, including the sites being acquired from 7-Eleven.

A significant portion of our growth capital expenditures are discretionary and we regularly review our capital plans in light of anticipated proceeds from sales of sites.

Contractual Obligations, Contingencies, Off Balance Sheet Arrangements and Concentration Risks

Our contractual obligations primarily include payments of debt and finance lease obligations and related interest payments and operating lease obligations.

As discussed previously, our CAPL Credit Facility matures April 25, 2024 and our JKM Credit Facility matures July 16, 2026. In addition, we have finance lease obligations that expire in 2027 and operating leases that expire through 2041. See Note 12 to the financial statements for additional information on our debt and finance lease obligations, Note 13 for information on interest rate swap contracts and Note 14 for information on our operating lease obligations.

See Note 11 for information on AROs, Note 16 for information on environmental matters and Note 17 for information on minimum fuel volume purchase commitments and legal matters.

See Note 2 for information on our concentration risks related to our customers, fuel suppliers and fuel carriers.

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

Our results for 2022 are anticipated to be impacted by the following:

•	The acquisition of assets from 7-Eleven is anticipated to increase gross profit in both the wholesale and retail segments.
•	We anticipate that we will continue to realize reductions in our fuel costs as a result of new or amended fuel purchase contracts.
•

Our volume starting in mid-March 2020 was negatively impacted by the COVID-19 Pandemic. Although fuel volumes largely recovered during the second half of 2020 and continued to recover in 2021, we cannot predict the scope and severity with which COVID-19 will impact our results. See “Recent Developments—COVID-19 Pandemic” for additional information and actions we have and could take in the future to mitigate its impact.

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

Critical Accounting Policies and Estimates

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

Revenue Recognition

The core principle of accounting guidance on revenue recognition is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance applies to over 90% of our revenues as the only primary revenue stream outside the scope of this guidance is rental income.

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

LGW and CAPL JKM Wholesale collect motor fuel taxes, which consist of various pass-through taxes collected from customers on behalf of taxing authorities and remits such taxes directly to those taxing authorities. LGW’s and CAPL JKM Wholesale’s accounting policy is to exclude the taxes collected and remitted from wholesale revenues and cost of sales and account for them as liabilities. LGWS’s and Joe’s Kwik Marts’ retail sales and cost of sales include motor fuel taxes as the taxes are included in the cost paid for motor fuel and LGWS and Joe’s Kwik Mart’s have no direct responsibility to collect or remit such taxes to the taxing authorities.

See Notes 6 and 22 to the financial statements for additional information on our revenues and related receivables.

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

We account for asset acquisitions (i.e., transactions involving the acquisition of a set of assets that does not meet the definition of a business) in accordance with the guidance under ASC 805-50 and other applicable guidance. Asset acquisitions are generally accounted for by allocating the cost of the acquisition to the individual assets acquired and liabilities assumed on a relative fair value basis. Two of the key differences in accounting for transactions as asset acquisitions as compared to business combination are summarized below:

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

In performing our annual impairment analysis, we use qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. We consider macroeconomic conditions such as developments in equity and credit markets, industry and market conditions such as the competitive environment, cost factors such as changes in our cost of fuel, our financial performance and our unit price.

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

At December 31, 2021 and 2020, we had goodwill totaling $100.5 million and $88.8 million, respectively. Of the December 31, 2021 balance, $82.3 million was assigned to the wholesale reporting unit and $18.2 million was assigned to the retail reporting unit. After assessing the totality of events and circumstances, we determined that it is more likely than not that the fair value of our reporting units exceed their carrying amounts and therefore goodwill is not impaired at December 31, 2021 or 2020.

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

Valuation allowances are reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset. We consider a number of factors in assessing the realization of a deferred tax asset, including the reversal of temporary differences, projections of future taxable income and ongoing prudent and feasible tax planning strategies. The amount of deferred tax assets ultimately realized may differ materially from the estimates utilized in the computation of valuation allowances and may materially impact the financial statements in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and commodity price risk.

Interest Rate Risk

As of December 31, 2021, we had $630.6 million outstanding on our CAPL Credit Facility. Our outstanding borrowings bear interest at LIBOR plus an applicable margin, which was 2.5% at December 31, 2021.

On March 26, 2020, we entered into an interest rate swap contract to hedge against interest rate volatility on our variable rate borrowings under the CAPL Credit Facility. The interest rate swap contract has a notional amount of $150 million, a fixed rate of 0.495% and matures on April 1, 2024. On April 15, 2020, we entered into two additional interest rate swap contracts, each with notional amounts of $75 million, a fixed rate of 0.38% and that mature on April 1, 2024. See Note 13 to the financial statements for additional information.

Taking the interest rate swap contracts into account, our effective interest rate on our CAPL Credit Facility at December 31, 2021 was 2.8%. A one percentage point change in LIBOR would impact annual interest expense by approximately $3.3 million.

As of December 31, 2021, we had $182.5 million outstanding under our Term Loan Facility. Our borrowings under the JKM Credit Facility had a weighted-average interest rate of 2.6% as of December 31, 2021 (LIBOR plus an applicable margin, which was 2.5% as of December 31, 2021). A one percentage point change in LIBOR would impact annual interest expense by approximately $1.8 million.

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

A majority of our total gallons purchased are subject to Terms Discounts for prompt payment and other rebates and incentives, which are recorded within cost of sales. Prompt payment discounts are based on a percentage of the purchase price of motor fuel. As such, the dollar value of these discounts increases and decreases corresponding with motor fuel prices. Based on our current volumes, we estimate a $10 per barrel change in the price of crude oil would impact our annual wholesale motor fuel gross profit by approximately $2.8 million related to these payment discounts.

Foreign Currency Risk

Our operations are located in the U.S., and therefore are not subject to foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring most companies that file reports with the SEC to include a management report on such company’s internal control over financial reporting in its Form 10-K. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting.

The management of CrossAmerica is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system was designed to provide reasonable assurance to the company’s management and Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. CrossAmerica management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 version. Based on our assessment, we believe that, as of December 31, 2021, the Partnership’s internal control over financial reporting is effective based on those criteria.

Attestation Report of the Independent Registered Public Accounting Firm

Grant Thornton LLP (PCAOB ID No. 248), our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2021. Their report dated February 28, 2022, expressed an unqualified opinion on our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors, General Partner and Limited Partners

CrossAmerica Partners LP

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CrossAmerica Partners LP (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2021 and 2020, the related consolidated statements of income, equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule I (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2022 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2011.

Arlington, Virginia

February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors, General Partner and Limited Partners

CrossAmerica Partners LP

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of CrossAmerica Partners LP (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2021, and our report dated February 28, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Arlington, Virginia

February 28, 2022

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$7,648	$513
Accounts receivable, net of allowances of $458 and $429, respectively	33,331	28,519
Accounts receivable from related parties	1,149	931
Inventory	46,100	23,253
Assets held for sale	4,907	9,898
Other current assets	13,180	11,707
Total current assets	106,315	74,821
Property and equipment, net	755,454	570,856
Right-of-use assets, net	169,333	167,860
Intangible assets, net	114,187	92,912
Goodwill	100,464	88,764
Other assets	24,389	19,129
Total assets	$1,270,142	$1,014,342

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$10,939	$2,631
Current portion of operating lease obligations	34,832	31,958
Accounts payable	67,173	63,978
Accounts payable to related parties	7,679	5,379
Accrued expenses and other current liabilities	20,682	23,267
Motor fuel and sales taxes payable	22,585	19,735
Total current liabilities	163,890	146,948
Debt and finance lease obligations, less current portion	810,635	527,299
Operating lease obligations, less current portion	140,149	141,380
Deferred tax liabilities, net	12,341	15,022
Asset retirement obligations	45,366	41,450
Other long-term liabilities	41,203	32,575
Total liabilities	1,213,584	904,674

Commitments and contingencies

Equity:
Common units—37,896,556 and 37,868,046 units issued and outstanding at December 31, 2021 and 2020, respectively	53,528	112,124
Accumulated other comprehensive income (loss)	3,030	(2,456)
Total equity	56,558	109,668
Total liabilities and equity	$1,270,142	$1,014,342

See Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars, except unit and per unit amounts)

	For the Year Ended December 31,
	2021	2020	2019
Operating revenues (a)	$3,579,259	$1,932,323	$2,149,429
Cost of sales (b)	3,302,306	1,720,196	1,994,792
Gross profit	276,953	212,127	154,637
Income from CST Fuel Supply equity interests	—	3,202	14,768
Operating expenses:
Operating expenses (c)	134,079	90,928	52,554
General and administrative expenses	30,930	20,991	16,849
Depreciation, amortization and accretion expense	77,852	68,742	55,032
Total operating expenses	242,861	180,661	124,435
Gain (loss) on dispositions and lease terminations, net	2,037	80,924	(1,648)
Operating income	36,129	115,592	43,322
Other income, net	544	503	524
Interest expense	(18,244)	(16,587)	(27,000)
Income before income taxes	18,429	99,508	16,846
Income tax benefit	(3,225)	(7,948)	(1,230)
Net income	21,654	107,456	18,076
IDR distributions	—	(133)	(533)
Net income available to limited partners	$21,654	$107,323	$17,543

Basic and diluted earnings per common unit	$0.57	$2.87	$0.51

Weighted-average limited partner units:
Basic common units	37,880,910	37,369,487	34,454,369
Diluted common units (d)	37,884,124	37,369,487	34,484,801

Supplemental information:
(a) Includes excise taxes of:	$228,764	$141,429	$78,004
(a) Includes rent income of:	83,182	83,233	90,139
(b) excludes depreciation, amortization and accretion
(b) Includes rent expense of:	23,765	25,214	27,493
(c) Includes rent expense of:	13,531	9,067	379
(d) Diluted common units were not used in the calculation of diluted earnings per common unit for 2020 because to do so would have been antidilutive.

See Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$21,654	$107,456	$18,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	77,852	68,742	55,032
Amortization of deferred financing costs	1,862	1,042	1,027
Credit loss expense	253	1,210	362
Deferred income tax (benefit) expense	(3,761)	(4,436)	3,569
Equity-based employee and director compensation expense	1,311	172	1,246
(Gain) loss on dispositions and lease terminations, net	(2,037)	(88,912)	1,648
Changes in operating assets and liabilities, net of acquisitions	(1,666)	19,210	(8,633)
Net cash provided by operating activities	95,468	104,484	72,327

Cash flows from investing activities:
Principal payments received on notes receivable	793	974	1,098
Proceeds from sale of assets	15,359	21,729	4,856
Proceeds from sale of assets to Circle K	—	23,049	3,148
Capital expenditures	(41,859)	(37,057)	(24,611)
Cash paid in connection with acquisitions, net of cash acquired	(272,983)	(28,244)	—
Net cash used in investing activities	(298,690)	(19,549)	(15,509)

Cash flows from financing activities:
Borrowings under revolving credit facilities	194,895	106,180	114,300
Repayments on revolving credit facilities	(77,500)	(112,000)	(93,300)
Borrowing under the Term Loan Facility	182,460	—	—
Payments of finance lease obligations	(2,604)	(2,458)	(2,297)
Payment of deferred financing costs	(7,201)	—	(3,972)
Distributions paid on distribution equivalent rights	(141)	(40)	(86)
Distributions paid to holders of the IDRs	—	(133)	(533)
Distributions paid on common units	(79,552)	(77,751)	(72,341)
Net cash provided by (used in) financing activities	210,357	(86,202)	(58,229)
Net increase (decrease) in cash and cash equivalents	7,135	(1,267)	(1,411)

Cash and cash equivalents at beginning of period	513	1,780	3,191
Cash and cash equivalents at end of period	$7,648	$513	$1,780

See Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

				Accumulated
	Limited Partners’ Interest		Incentive	other
	Common Unitholders		Distribution Rights	comprehensive loss	Total Equity
	Units	Dollars	Dollars	Dollars	Dollars
Balance at December 31, 2018	34,444,113	$110,933	$—	$—	110,933
Net income and comprehensive income	—	17,543	533	—	18,076
Vesting of incentive and director awards, net of units withheld for taxes	50,328	862	—	—	862
Transition adjustment upon adoption of ASC 842, net of tax	—	28,896	—	—	28,896
Asset exchange with Circle K, net of tax	—	(7,410)	—	—	(7,410)
Distributions paid	—	(72,427)	(533)	—	(72,960)
Balance at December 31, 2019	34,494,441	78,397	—	—	78,397
Net income	—	107,323	133	—	107,456
Other comprehensive income
Unrealized loss on interest rate swap contracts	—	—	—	(2,859)	(2,859)
Realized loss on interest rate swap contracts reclassified from AOCI into interest expense	—	—	—	403	403
Total other comprehensive loss	—	—	—	(2,456)	(2,456)
Comprehensive income (loss)	—	107,323	133	(2,456)	105,000
Issuance of units to the Topper Group in connection with the Equity Restructuring Agreement	2,528,673	—	—	—	-
Acquisition of assets from entities under common control, net of fair value of common units issued	842,891	4,169	—	—	4,169
Vesting of equity awards, net of units withheld for tax	2,041	26	—	—	26
Distributions paid	—	(77,791)	(133)	—	(77,924)
Balance at December 31, 2020	37,868,046	$112,124	$—	$(2,456)	$109,668
Net income	—	21,654	—	—	21,654
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	—	4,466	4,466
Realized loss on interest rate swap contracts reclassified from AOCI into interest expense	—	—	—	1,020	1,020
Total other comprehensive income	—	—	—	5,486	5,486
Comprehensive income	—	21,654	—	5,486	27,140
Issuance of units related to 2020 Bonus Plan	6,822	126	—	—	126
Tax effect from intra-entity transfer of assets	—	(1,094)	—	—	(1,094)
Vesting of equity awards, net of units withheld for tax	21,688	411	—	—	411
Distributions paid	—	(79,693)	—	—	(79,693)
Balance at December 31, 2021	37,896,556	$53,528	$—	$3,030	$56,558

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

Through its control of DMP, the Topper Group controls the sole member of our General Partner and has the ability to appoint all of the members of the Board and to control and manage the operations and activities of the Partnership. As of February 24, 2022, the Topper Group has beneficial ownership of a 38.5% limited partner interest in the Partnership.

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

Receivables and Financial Instrument Credit Losses

Accounting guidance regarding credit losses on financial instruments requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required.

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

We account for asset acquisitions (i.e., transactions involving the acquisition of a set of assets that does not meet the definition of a business) in accordance with the guidance under ASC 805-50 and other applicable guidance. Asset acquisitions are generally accounted for by allocating the cost of the acquisition, including acquisition costs, to the individual assets acquired and liabilities assumed on a relative fair value basis.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible Assets

Intangible assets are recorded at fair value in the case of a business combination or at a value that generally approximates fair value in the case of an asset acquisition. Intangible assets associated with wholesale fuel supply contracts and wholesale fuel distribution rights are amortized over 10 years. Trademarks and licenses are amortized over periods from five to 15 years. Covenants not to compete are amortized over the shorter of the contract term or five years. Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment if we believe that changes or triggering events have occurred that could have caused the carrying value of the intangible assets to exceed its fair value. Intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if events and circumstances indicate that the intangible assets might be impaired. No significant impairment charges relating to intangible assets were recorded for any period presented.

Impairment of Assets

Long-lived assets, which include property and equipment and finite-lived intangible assets, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the long-lived asset exceeds its fair value, with fair value determined based on discounted estimated net cash flows or other appropriate methods. See Note 8 for information regarding impairment charges recorded primarily upon classifying sites within assets held for sale.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level at least annually, and more frequently if events and circumstances indicate that the goodwill might be impaired. The annual impairment testing date of goodwill is October 1.

In performing our annual impairment analysis, we use qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. We consider macroeconomic conditions such as developments in equity and credit markets, industry and market conditions such as the competitive environment, cost factors such as changes in our cost of fuel, our financial performance and our unit price.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Debt Issuance Costs

Debt issuance costs that are incurred in connection with the issuance of debt are deferred and amortized to interest expense using the straight-line method (which approximates the effective interest method) over the contractual term of the underlying indebtedness. Debt issuance costs are classified as a reduction of the associated liability unless there is no balance outstanding under a revolving line of credit facility, in which case such costs are classified as an asset.

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

Asset Retirement Obligations

We record a liability, which is referred to as an asset retirement obligation, at fair value for the estimated cost to remove USTs used to store motor fuel at owned and leased retail sites at the time we incur that liability, which is generally when the UST is installed or upon acquiring the site. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset. We depreciate the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the estimated remaining life of the UST. Accretion expense is reflected in depreciation, amortization and accretion expense. We base our estimates of the anticipated future costs for removal of a UST on our prior experience with removal. Removal costs include the cost to remove the USTs, soil remediation costs resulting from the spillage of small quantities of motor fuel in the normal operations of our business and other miscellaneous costs. We review our assumptions for computing the estimated liability for the removal of USTs on an annual basis. Any change in estimated cash flows is reflected as an adjustment to the liability and the associated asset.

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

Revenue Recognition

The core principle of accounting guidance on revenue recognition is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance applies to over 90% of our revenues as the only primary revenue stream outside the scope of this guidance is rental income.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

See Notes 6 and 22 for additional information on our revenues and related receivables.

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

Motor Fuel Taxes

LGW and CAPL JKM Wholesale collect motor fuel taxes, which consist of various pass-through taxes collected from customers on behalf of taxing authorities and remit such taxes directly to those taxing authorities. LGW’s and CAPL JKM Wholesale’s accounting policy is to exclude the taxes collected and remitted from wholesale revenues and cost of sales and account for them as liabilities. LGWS’s and Joe’s Kwik Marts’ retail sales and cost of sales include motor fuel taxes as the taxes are included in the cost paid for motor fuel and LGWS and Joe’s Kwik Marts have no direct responsibility to collect or remit such taxes to the taxing authorities.

Lease Accounting

We lease certain retail sites from third parties under long-term arrangements with various expiration dates.

Accounting guidance on leases requires the recognition of lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to measure our lease liability under our leases as lessee, we are required to discount our minimum rental payments using the rate implicit in the lease, unless such rate cannot be readily determined, in which case our incremental borrowing rate is used. As we do not know the amount of our lessors’ initial direct costs, we are generally unable to determine the rate implicit in our leases. As a result, we generally use our incremental borrowing rate, which is the rate we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment. We considered the rates we paid in previous financing and sale-leaseback transactions, the rates on our borrowings under our prior secured revolving credit facility and mortgage rates on commercial properties for various terms in developing our incremental borrowing rates.

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

See Notes 12 and 14 for additional information.

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

Valuation allowances are reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset. Management considers a number of factors in assessing the realization of a deferred tax asset, including the reversal of temporary differences, projections of future taxable income and ongoing prudent and feasible tax planning strategies. The amount of deferred tax assets ultimately realized may differ materially from the estimates utilized in the computation of valuation allowances and may materially impact the financial statements in the future.

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

See Note 21 for disclosure regarding the elimination of the IDRs, which closed on February 6, 2020.

Interest Rate Swap Contracts

Commencing in March 2020, the Partnership started to use interest rate swap contracts to reduce its exposure to unfavorable changes in interest rates. The Partnership accounts for derivative contracts in accordance with ASC Topic 815, “Derivatives and Hedging,” and recognizes derivative instruments as either assets or liabilities on the balance sheet and measures those instruments at fair value. The changes in fair value of the derivative transactions are presented in accumulated other comprehensive income and reclassified to interest expense as the interest payments on our CAPL Credit Facility are made.

The portion of derivative positions that are anticipated to settle within a year are included in other current assets and accrued expenses and other current liabilities, while the portion of derivative positions that are anticipated to settle beyond a year are recorded in other assets or other long-term liabilities.

Cash inflows and outflows related to derivative instruments are included as a component of operating activities on the statements of cash flows, consistent with the classification of the hedged interest payments on our CAPL Credit Facility.

See Note 13 for information related to our interest rate swap contracts.

Concentration Risks

For 2021, 2020 and 2019, approximately 12%, 12% and 10% of our rent income was from one multi-site operator, respectively.

In 2021, our wholesale business purchased approximately 37%, 22%, 11% and 10% of its motor fuel from ExxonMobil, BP, Motiva and Marathon, respectively. In 2020, our wholesale business purchased approximately 29%, 22%, 13% and 10% of its motor fuel from ExxonMobil, BP, Motiva and Marathon, respectively. In 2019, our wholesale business purchased approximately 26%, 22%, 15% and 12% of its motor fuel from ExxonMobil, BP, Circle K and Motiva, respectively. No other fuel suppliers accounted for 10% or more of our motor fuel purchases during 2021, 2020 or 2019.

Approximately 15%, 16% and 15% of our motor fuel gallons sold was delivered by one carrier for 2021, 2020 and 2019, respectively.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COVID-19 Pandemic

During the first quarter of 2020, an outbreak of a novel strain of coronavirus spread worldwide, including to the U.S., posing public health risks that have reached pandemic proportions.

We experienced a sharp decrease in fuel volume in mid-to-late March 2020. Although fuel volumes largely recovered during the second half of 2020 and continued to recover in 2021, we cannot predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flows. Sustained decreases in fuel volume or erosion of margin could have a material adverse effect on our results of operations, cash flow, financial position and ultimately our ability to pay distributions.

Note 3. ACQUISITION OF ASSETS FROM 7-ELEVEN

On April 28, 2021, certain newly formed subsidiaries of CrossAmerica, including Joe’s Kwik Marts (collectively, “Buyer”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with 7-Eleven, Inc., a Texas corporation (“7-Eleven”), pursuant to which Buyer agreed to purchase certain assets related to the ownership and operations of 106 company operated sites (90 fee; 16 leased) located in the Mid-Atlantic and Northeast regions of the U.S. (collectively, the “Properties”) for an aggregate purchase price of $263.0 million, excluding working capital and subject to adjustment in accordance with the terms of the Asset Purchase Agreement. The assets sold by 7-Eleven were part of a divestiture process in connection with its previously announced acquisition of the Speedway business from Marathon Petroleum Corporation.

The assets purchased by Buyer include real property and leasehold rights to the Properties, and all inventory and other assets located at the Properties, other than specific excluded assets, such as rights to intellectual property or rights with respect to “7-Eleven” or “Speedway” branding. Substantially all of the sites purchased were operated under the Speedway brand, and all sites were rebranded in connection with the closing of such site pursuant to the Asset Purchase Agreement. Buyer also assumed certain specified liabilities associated with the assets.

Starting in late June 2021, Buyer closed on the acquisition of the Properties on a rolling basis of generally ten sites per week. Through December 31, 2021, Buyer consummated the closing under the Asset Purchase Agreement of 103 Properties for a purchase price of $273.0 million, including inventory and other working capital, as summarized in the table below (in thousands).

Inventories	$12,654
Other current assets	1,527
Property and equipment	210,693
Right-of-use assets	10,380
Goodwill	11,700
Intangible assets	40,998
Total assets	$287,952

Current portion of operating lease obligations	1,802
Accrued expenses and other current liabilities	773
Operating lease obligations, less current portion	8,579
Asset retirement obligations	3,815
Total liabilities	$14,969
Total consideration, net of cash acquired	$272,983

In February 2022, we closed on the final three Properties for a purchase price of $3.6 million, a portion of which will be paid on or prior to February 8, 2027.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management continues to review the valuation and is confirming the result to determine the final purchase price allocation. Given the final three sites closed in February 2022, we anticipate finalizing purchase accounting during the first half of 2022.

We funded these transactions primarily through the new JKM Credit Facility further described in Note 12 as well as undrawn capacity under our existing revolving credit facility and cash on hand.

Aggregate incremental revenues since the closing of the Properties included in CrossAmerica’s statement of operations were $222.4 million for 2021.

Our pro forma results (unaudited), giving effect to the acquisition and assuming an acquisition date of January 1, 2020, would have been (in thousands):

	For the Year Ended December 31,
	2021	2020
Revenues	$3,954,444	$2,381,663
Net income	32,189	140,564

Such pro forma results are based on historical results of the Partnership, the historical results of the assets acquired or to be acquired from 7-Eleven as they occurred under the ownership of 7-Eleven or Marathon Petroleum Corporation and certain pro forma adjustments relating to acquisition costs, interest expense and income taxes. See our Current Report on Form 8-K/A filed on November 3, 2021, for additional information.

Note 4. PRIOR YEAR ACQUISITIONS

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

Purchase accounting for these prior year acquisitions was finalized during 2020.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. ASSETS HELD FOR SALE

We have classified 12 and 25 sites as held for sale at December 31, 2021 and 2020, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	December 31,
	2021	2020
Land	$3,042	$7,889
Buildings and site improvements	2,231	2,784
Equipment	939	1,152
Total	6,212	11,825
Less accumulated depreciation	(1,305)	(1,927)
Assets held for sale	$4,907	$9,898

The Partnership has continued to focus on divesting lower performing assets. During 2021, we sold 32 properties for $14.0 million in proceeds, resulting in a net gain of $4.1 million. During 2020, we sold 33 properties for $21.2 million in proceeds, resulting in a net gain of $6.4 million. During 2019, we sold eight properties for $3.9 million, resulting in a net gain of $1.4 million.

See Note 8 for information regarding impairment charges primarily recorded upon classifying sites within assets held for sale.

Note 6. RECEIVABLES

Changes in the allowance for doubtful accounts consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$429	$557	$607
Increase in allowance charged to expense	253	1,210	362
Accounts charged against the allowance, net of recoveries	(224)	(1,338)	(412)
Balance at end of year	$458	$429	$557

Notes receivable from lessee dealers totaled $0.5 million and $1.3 million at December 31, 2021 and 2020, respectively, and are included in other current assets and other noncurrent assets on the consolidated balance sheets.

Note 7. INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2021	2020
Retail site merchandise	$22,518	$11,969
Motor fuel	23,582	11,284
Inventories	$46,100	$23,253

See Note 3 regarding our acquisition of certain assets from 7-Eleven.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Land	$321,813	$241,585
Buildings and site improvements	358,335	284,593
Leasehold improvements	13,437	10,684
Equipment	314,393	236,420
Construction in progress	9,457	15,919
Property and equipment, at cost	1,017,435	789,201
Accumulated depreciation and amortization	(261,981)	(218,345)
Property and equipment, net	$755,454	$570,856

See Note 3 regarding our acquisition of certain assets from 7-Eleven.

Approximately $454 million of property and equipment, net was held for leasing purposes at December 31, 2021.

As discussed in Note 12, we lease sites under a lease with Getty Realty Corporation, for which the building and equipment components are classified as a finance lease. The right-of-use asset associated with this finance lease is included in the table above and totaled $9.2 million and $11.7 million at December 31, 2021 and 2020, respectively, net of accumulated amortization. Amortization of this right-of-use asset is included in depreciation, amortization and accretion expense on the statements of income and amounted to $2.1 million, $2.2 million and $2.3 million in 2021, 2020 and 2019, respectively.

Depreciation expense, including amortization of assets recorded under finance lease obligations, was approximately $56.1 million, $51.3 million and $42.8 million for 2021, 2020 and 2019, respectively. Included in these amounts are impairment charges primarily related to sites classified within assets held for sale totaling $7.7 million, $9.1 million and $4.5 million during 2021, 2020 and 2019, respectively.

Note 9. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	December 31, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$212,194	$(99,124)	$113,070	$187,643	$(95,694)	$91,949
Trademarks/licenses	2,208	(1,174)	1,034	1,898	(1,115)	783
Covenant not to compete	450	(367)	83	4,552	(4,372)	180
Total intangible assets	$214,852	$(100,665)	$114,187	$194,093	$(101,181)	$92,912

See Note 3 regarding our acquisition of certain assets from 7-Eleven.

Amortization expense was $20.0 million, $16.1 million and $10.9 million for 2021, 2020 and 2019, respectively. Aggregate amortization expense is expected to be $21.4 million, $17.4 million, $14.7 million, $12.7 million and $12.0 million for 2022, 2023, 2024, 2025 and 2026, respectively.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. GOODWILL

Changes in goodwill during 2021 consisted of the following (in thousands):

	Wholesale Segment	Retail Segment	Consolidated
Balance at December 31, 2019 and 2020	$74,138	$14,626	$88,764
Acquisition	8,190	3,510	11,700
Balance at December 31, 2021	$82,328	$18,136	$100,464

See Note 3 regarding our acquisition of certain assets from 7-Eleven.

Note 11. ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Taxes other than income	$8,661	$9,117
Capital expenditures and maintenance expenses	3,299	5,598
Current portion of environmental liabilities	2,419	1,710
Current portion of interest rate swap contracts	—	1,028
Professional fees	1,115	916
Interest	723	537
Other	4,465	4,361
Total accrued expenses and other current liabilities	$20,682	$23,267

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Security deposits	$17,749	$17,417
Deferred fuel supplier rebates	17,038	9,328
Environmental liabilities	2,957	2,204
Interest rate swap contracts, less current portion	—	1,427
Other	3,459	2,199
Total other long-term liabilities	$41,203	$32,575

Asset Retirement Obligations

Environmental laws in the U.S. require the permanent closure of USTs within one to two years after the USTs are no longer in service, depending on the jurisdiction in which the USTs are located. We have estimated that USTs at our owned retail sites will remain in service approximately 30 years and that we will have an obligation to remove those USTs at that time. For our leased retail sites, our lease agreements generally require that we remove certain improvements, primarily USTs and signage, upon termination of the lease, and so an asset retirement obligation is incurred upon acquiring the site. There are no assets that are legally restricted for purposes of settling our asset retirement obligations.

A rollforward of our asset retirement obligation is below (in thousands):
	December 31,
	2021	2020
Balance at beginning of year	$41,767	$35,777
Recognition of asset retirement obligations	3,840	5,997
Changes in estimated cash flows or settlement dates	(191)	(1,086)
Accretion	1,762	1,394
Obligations settled	(1,429)	(315)
Balance at end of year	45,749	41,767
Current portion, included within accrued expenses and other current liabilities	383	317
Long-term portion	$45,366	$41,450

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. DEBT

Our balances for long-term debt and finance lease obligations are as follows (in thousands):

	December 31,
	2021	2020
CAPL Credit Facility	$630,575	$513,180
JKM Credit Facility	182,460	—
Finance lease obligations	16,809	20,007
Total debt and finance lease obligations	829,844	533,187
Current portion	10,939	2,631
Noncurrent portion	818,905	530,556
Deferred financing costs, net	8,270	3,257
Noncurrent portion, net of deferred financing costs	$810,635	$527,299

As of December 31, 2021, future principal payments on debt and future minimum rental payments on finance lease obligations were as follows (in thousands):

	Debt	Finance Lease Obligations	Total
2022	$8,211	$3,230	$11,441
2023	10,948	3,328	14,276
2024	641,523	3,427	644,950
2025	10,948	3,527	14,475
2026	141,405	3,629	145,034
Thereafter	—	1,221	1,221
Total future payments	813,035	18,362	831,397
Less impact of discounting	—	1,553	1,553
Total future principal payments	813,035	16,809	829,844
Current portion	8,211	2,728	10,939
Long-term portion	$804,824	$14,081	$818,905

CAPL Credit Facility

The CAPL Credit Facility is a $750 million senior secured revolving credit facility, maturing in April 2024. The facility can be increased from time to time upon our written request, subject to certain conditions, up to an additional $300 million. The aggregate amount of the outstanding loans and letters of credit under the CAPL Credit Facility cannot exceed the combined revolving commitments then in effect.

We also have the right to borrow swingline loans under the CAPL Credit Facility in an amount up to $35.0 million. Swingline loans bear interest at the base rate plus the applicable base rate margin.

Standby letters of credit are permissible under the CAPL Credit Facility up to an aggregate amount of $65.0 million. Standby letters of credit are subject to a 0.125% fronting fee and other customary administrative charges. Standby letters of credit will accrue a fee at a rate based on the applicable margin of LIBOR loans.

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

The CAPL Credit Facility prohibits us from making cash distributions to our unitholders if any event of default occurs or would result from the distribution.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 28, 2021, the Partnership entered into an amendment (the “Amendment”) to its Credit Agreement, dated as of April 1, 2019 (as previously amended by the First Amendment to Credit Agreement, dated as of November 19, 2019), among the Partnership and Lehigh Gas Wholesale Services, Inc., as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent. The Amendment, among other things, (i) amended certain provisions relating to unrestricted subsidiaries, (ii) increased the maximum level for the consolidated leverage ratio financial covenant to 6.00 to 1.00 for the fiscal quarters ending September 30, 2021 and December 31, 2021, 5.75 to 1.00 for the fiscal quarter ending March 31, 2022, 5.50 to 1.00 for the fiscal quarter ending June 30, 2022, and 5.25 to 1.00 for the fiscal quarter ending September 30, 2022, after which the maximum level generally reverts to 4.75 to 1.00 unless in a specified acquisition period or a qualified note offering has occurred, and (iii) modified the applicable margin for borrowings under the CAPL Credit Facility (as amended by the Amendment), such that borrowings will bear interest, at the Partnership’s option, at either LIBOR plus a margin ranging from 1.50% to 3.00% per annum or a base rate plus a margin ranging from 0.50% to 2.00% per annum (in each case depending on the Partnership’s consolidated leverage ratio).

For quarters beginning with the quarter ended September 30, 2022, the maximum level for the consolidated leverage ratio financial covenant is increased to 5.50 to 1.00 for the quarter during a specified acquisition period (as defined in the CAPL Credit Facility). Upon the occurrence of a qualified note offering (as defined in the CAPL Credit Facility), the consolidated leverage ratio when not in a specified acquisition period is increased to 5.25 to 1.00, while the specified acquisition period threshold remains 5.50 to 1.00. Upon the occurrence of a qualified note offering, we are also required to maintain a consolidated senior secured leverage ratio (as defined in the CAPL Credit Facility) for the most recently completed four fiscal quarter period of not greater than 3.75 to 1.00. Such threshold is increased to 4.00 to 1.00 for the quarter during a specified acquisition period.

We are also required to maintain a consolidated interest coverage ratio (as defined in the CAPL Credit Facility) of at least 2.50 to 1.00. These financial covenants and other covenants may restrict or limit our ability to make distributions, incur additional indebtedness, make certain capital expenditures or dispose of assets in excess of specified levels, among other restrictions. We were in compliance with our financial covenants at December 31, 2021.

In addition, we incur a commitment fee based on the unused portion of the CAPL Credit Facility at a rate ranging from 0.25% to 0.50% per annum depending on our consolidated leverage ratio.

Taking the interest rate swap contracts described in Note 13 into account, our effective interest rate on our CAPL Credit Facility at December 31, 2021 was 2.8% (our applicable margin was 2.50% as of December 31, 2021).

Letters of credit outstanding at December 31, 2021 and December 31, 2020 totaled $4.0 million. The amount of availability under the CAPL Credit Facility at December 31, 2021, after taking into consideration debt covenant restrictions, was $112.7 million.

JKM Credit Facility

On July 16, 2021, CAPL JKM Partners LLC (“Borrower”), an indirect wholly-owned subsidiary of CrossAmerica, entered into a Credit Agreement, as amended on July 29, 2021 (the “JKM Credit Facility”) among Borrower, Holdings, Borrower, and Manufacturers and Traders Trust Company, as administrative agent, swingline lender and issuing bank.

The JKM Credit Facility provides for a $200 million senior secured credit facility, consisting of a $185 million delayed draw term loan facility (the “Term Loan Facility”) and a $15 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility permits up to $7.5 million of swingline borrowings and $5.0 million in letters of credit. The interest rate applicable to loans outstanding under the JKM Credit Facility is equal to, at Borrower’s option, either (i) a base rate plus a margin (which will be determined based on Borrower’s consolidated leverage ratio) ranging from 0.50% to 1.50% per annum or (ii) LIBOR plus a margin (which will also be determined based on Borrower’s consolidated leverage ratio) ranging from 1.50% to 2.50% per annum. The Term Loan Facility will amortize in equal quarterly installments equal to 1.50% of the unpaid principal amount of the Term Loan Facility, with the first payment due April 1, 2022 and the balance payable on the maturity date of the Term Loan Facility. Letters of credit are subject to a 0.125% fronting fee and other customary administrative charges. Standby letters of credit accrue a fee at a rate based on the applicable margin of LIBOR loans. In addition, beginning in October 2021, a commitment fee was charged based on the unused portion of the JKM Credit Facility at a rate ranging from 0.25% to 0.375% per annum depending on Borrower’s consolidated leverage ratio. The JKM Credit Facility will mature on July 16, 2026.

The obligations under the JKM Credit Facility are guaranteed by Holdings and its subsidiaries (other than Borrower) and secured by a lien on substantially all of the assets of Holdings and its subsidiaries (including Borrower). The obligations under the JKM Credit Facility are nonrecourse to CrossAmerica and its subsidiaries other than Holdings, Borrower and their respective subsidiaries.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The JKM Credit Facility also contains financial covenants requiring Borrower to comply with, as of the last day of each fiscal quarter of Borrower, commencing with Borrower’s fiscal quarter ending December 31, 2021, (i) a maximum consolidated leverage ratio of 6.25 to 1.00, with step-downs to 6.00 to 1.00, 5.75 to 1.00, 5.50 to 1.00 and 5.25 to 1.00 on March 31, 2022, March 31, 2023, March 31, 2024 and March 31, 2025, respectively, and (ii) a minimum fixed charge coverage ratio of 1.10 to 1.00. These financial covenants and other covenants may restrict or limit Holdings’ ability to incur additional indebtedness, make certain capital expenditures or dispose of assets in excess of specified levels, among other restrictions. We were in compliance with our financial covenants at December 31, 2021.

If an event of default under the JKM Credit Facility occurs and is continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable.

Letters of credit outstanding at December 31, 2021 totaled $0.8 million.

Our borrowings under the JKM Credit Facility had a weighted-average interest rate of 2.6% as of December 31, 2021 (LIBOR plus an applicable margin, which was 2.5% as of December 31, 2021).

As of December 31, 2021, we had $182.5 million outstanding under our Term Loan Facility. The amount of availability under the Term Loan Facility and Revolving Credit Facility at December 31, 2021 was $2.5 million and $14.2 million, respectively.

In February 2022, we borrowed $1.1 million under the Term Loan Facility to partially fund the acquisition of the final three sites from 7-Eleven.

Finance Lease Obligations

In May 2012, the Predecessor Entity entered into a 15-year master lease agreement with renewal options of up to an additional 20 years with Getty Realty Corporation. Since then, the agreement has been amended from time to time to add or remove retail sites. As of December 31, 2021, we lease 109 sites under this lease with a weighted-average remaining lease term of 5.3 years. We pay fixed rent, which increases 1.5% per year. In addition, the lease requires variable lease payments based on gallons of motor fuel sold.

Because the fair value of the land at lease inception was estimated to represent more than 25% of the total fair value of the real property subject to the lease, the land element of the lease was analyzed for operating or capital treatment separately from the rest of the property subject to the lease. The land element of the lease was classified as an operating lease and all of the other property was classified as a capital lease. This assessment was not required to be reassessed upon adoption of ASC 842. As such, future minimum rental payments are included in both the finance lease obligations table above as well as the operating lease table in Note 14.

The weighted-average discount rate for this finance lease obligation at December 31, 2021 was 3.5%. Interest on this finance lease obligation amounted to $0.6 million, $0.7 million and $0.8 million for 2021, 2020 and 2019, respectively.

Note 13. INTEREST RATE SWAP CONTRACTS

The interest payments on our CAPL Credit Facility vary based on monthly changes in the one-month LIBOR and changes, if any, in the applicable margin, which is based on our leverage ratio as further discussed in Note 12. To hedge against interest rate volatility on our variable rate borrowings under the CAPL Credit Facility, on March 26, 2020, we entered into an interest rate swap contract. The interest rate swap contract has a notional amount of $150 million, a fixed rate of 0.495% and matures on April 1, 2024. On April 15, 2020, we entered into two additional interest rate swap contracts, each with notional amounts of $75 million, a fixed rate of 0.38% and that mature on April 1, 2024. All of these interest rate swap contracts have been designated as cash flow hedges and are expected to be highly effective.

The fair value of these interest rate swap contracts, for which the current portion is included in other current assets or accrued expenses and other current liabilities and the noncurrent portion is included in other assets or other long-term liabilities, as applicable, was a $3.0 million net asset and a $2.5 million net liability at December 31, 2021 and 2020, respectively. See Note 18 for additional information on the fair value of the interest rate swap contracts.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We report the unrealized gains and losses on our interest rate swap contracts designated as highly effective cash flow hedges as a component of other comprehensive income and reclassify such gains and losses into earnings in the same period during which the hedged interest expense is recorded. We recognized a net realized loss from settlements of the interest rate swap contracts of $1.0 million and $0.4 million for 2021 and 2020, respectively.

We currently estimate that a gain of $0.1 million will be reclassified from accumulated other comprehensive income into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates

Note 14. OPERATING LEASES

Operating Leases of Retail Sites as Lessee

We lease 462 retail sites from third parties under certain non-cancelable operating leases that expire from time to time through 2041. The weighted-average remaining lease term was 5.6 years as of December 31, 2021.

Lease expense was classified in the statement of income as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of sales	$23,765	$25,214	$27,493
Operating expenses	13,531	9,067	379
General and administrative expenses	1,331	1,081	685
Total	$38,627	$35,362	$28,557

Variable lease payments based on inflation or fuel volume included in the table above totaled $3.4 million, $2.3 million and $1.8 million for 2021, 2020 and 2019, respectively. Short-term lease payments included in the table above that are excluded from the lease liability amounted to $1.7 million, $0.8 million and $0.6 million for 2021, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities under operating leases totaled $33.5 million, $33.1 million and $25.8 million for 2021, 2020 and 2019, respectively.

As of December 31, 2021, future minimum rental payments under operating leases, excluding variable lease payments or short-term payments, were as follows (in thousands). The weighted-average discount rate as of December 31, 2021 was 6.2%.

2022	36,041
2023	33,691
2024	30,540
2025	28,180
2026	24,092
Thereafter	68,812
Total future payments	221,356
Less impact of discounting	46,375
174,981
Current portion	34,832
Long-term portion	$140,149

Most lease agreements include provisions for renewals. We generally do not include renewal options in our lease term for purposes of measuring our lease liabilities and right-of-use assets unless the sublease to our customer extends beyond the term of the head lease.

See Note 4 for information regarding the acquisition of leasehold interests in connection with the acquisition of retail and wholesale assets.

Of our leased sites, we operate 124 of them as company operated sites. Substantially all the remaining leased sites are subleased to lessee dealers or commission agents under leases with terms generally ranging from one to ten years and which may include renewal options. Sublease rental income amounted to $34.5 million, $34.8 million and $38.2 million for 2021, 2020 and 2019, respectively.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases of Retail Sites as Lessor

Motor fuel stations are leased to tenants under operating leases with various expiration dates ranging through 2037. Most lease agreements include provisions for renewals. We generally do not include renewal options in our lease term. Future minimum rental payments under non-cancelable operating leases with third parties as of December 31, 2021 were as follows (in thousands):

2022	50,189
2023	39,783
2024	33,130
2025	25,792
2026	17,262
Thereafter	33,339
Total future minimum lease payments	$199,495

The future minimum rental payments presented above do not include contingent rent based on future inflation, future revenues or volumes of the lessee, or non-lease components for amounts that may be received as tenant reimbursements for certain operating costs.

Deferred rent income from straight-line rent relates to the cumulative amount by which straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement and totaled $5.1 million and $5.3 million at December 31, 2021 and 2020, respectively.

Note 15. RELATED PARTY TRANSACTIONS

Transactions with Affiliates of Members of the Board

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from motor fuel sales and rental income from DMS were as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Revenues from motor fuel sales to DMS	$—	$27,127	$142,236
Rental income from DMS	—	1,395	6,326

As a result of the acquisition of retail and wholesale assets as further described in Note 4, as of April 14, 2020, we no longer have any revenue from DMS.

Revenues from TopStar, an entity affiliated with Joseph V. Topper, Jr., a member of the Board, were $58.0 million, $21.0 million and $0.3 million for 2021, 2020 and 2019, respectively. Accounts receivable from TopStar were $1.3 million and $0.7 million at December 31, 2021 and 2020, respectively. As discussed in Note 4, effective April 14, 2020, we acquired wholesale fuel supply rights, including this supply contract, as part of the acquisition of retail and wholesale assets. Prior to April 14, 2020, we only leased motor fuel stations to TopStar.

CrossAmerica leases real estate from the Topper Group. Rent expense under these lease agreements, including rent incurred under the leases entered into in connection with the acquisition of retail and wholesale assets, was $9.3 million, $6.6 million and $1.1 million for 2021, 2020 and 2019, respectively.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We incurred expenses under the Topper Group Omnibus Agreement, including costs for store level personnel at our company operated sites since our April 2020 acquisition of retail and wholesale assets and for our recently acquired Joe’s Kwik Marts sites, totaling $62.5 million and $38.4 million for 2021 and 2020, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statements of income. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Topper Group Omnibus Agreement totaled $6.1 million and $3.7 million at December 31, 2021 and 2020, respectively.

IDR and Common Unit Distribution

We distributed $34.7 million, $37.1 million and $16.0 million to the Topper Group related to its ownership of our common units during 2021, 2020 and 2019, respectively. We distributed $0.1 million to the Topper Group related to its ownership of our IDRs during 2020. On February 6, 2020, we closed on the Equity Restructuring Agreement that eliminated the IDRs.

We distributed $6.2 million, $2.0 million and $2.0 million to affiliates of John B. Reilly, III related to their ownership of our common units for 2021, 2020 and 2019, respectively.

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are performed by an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $2.2 million, $0.6 million and $1.0 million for 2021, 2020 and 2019, respectively. Accounts payable to this related party amounted to $0.1 million at December 31, 2020.

Environmental Compliance and Inventory Management Costs

We use certain environmental monitoring and inventory management equipment and services provided by an entity previously affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.2 million for 2021 and 2020. This entity was sold in July 2021 and is no longer a related party.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board in connection with the April 2020 acquisition of retail and wholesale assets. Merchandise costs amounted to $19.7 million and $14.4 million for 2021 and 2020, respectively. Amounts payable to this related party amounted to $1.5 million at December 31, 2021 and 2020.

Vehicle Lease

In connection with the services rendered under the Topper Group Omnibus Agreement, we lease certain vehicles from an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. Lease expense was $0.1 million for both 2021 and 2020.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We lease office space from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $1.3 million, $1.1 million and $0.7 million for 2021, 2020 and 2019, respectively.

Public Relations and Website Consulting Services

We have engaged a company affiliated with a member of the Board for public relations and website consulting services. The cost of these services amounted to $0.1 million for 2021, 2020 and 2019.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions with Circle K

As a result of the GP Purchase, Circle K is no longer a related party and we are independent of Circle K from November 19, 2019 forward. However, for comparability purposes, we have disclosed income statement amounts for transactions with Circle K for the full years of 2021, 2020 and 2019.

Fuel Sales and Rental Income

As of December 31, 2021, we sell wholesale motor fuel under a master fuel distribution agreement to 42 Circle K retail sites and lease real property on 11 retail sites to Circle K under a master lease agreement each having initial 10-year terms. The fuel distribution agreement provides us with rack-plus pricing. The master lease agreement is a triple net lease. As a result of the asset exchanges with Circle K (see Note 4 for additional information), we have sold most of the sites previously leased to Circle K, resulting in the reduction of rental income over the periods in the table below.

Revenues from wholesale fuel sales and real property rental income from Circle K were as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Revenues from motor fuel sales to Circle K	$146,444	$97,040	$153,055
Rental income from Circle K	2,891	5,641	13,898

CST Fuel Supply Equity Interests

CST Fuel Supply provides wholesale motor fuel distribution to the majority of CST’s legacy U.S. retail sites at cost plus a fixed markup per gallon. From July 1, 2015 through the closing of the CST Fuel Supply Exchange, we owned a 17.5% total interest in CST Fuel Supply. We accounted for the income derived from our equity interest of CST Fuel Supply as “Income from CST Fuel Supply equity interests” on our statements of income, which amounted to $3.2 million and $14.8 million for 2020 and 2019, respectively. See Note 4 for information regarding the CST Fuel Supply Exchange.

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

	Period from January 1 through March 25,	For the Year Ended December 31,
	2020	2019
Gross profit	$17,820	$87,010
Net income	17,476	85,310

Purchase of Fuel from Circle K

We purchased $40.1 million and $263.5 million of motor fuel from Circle K in 2020 and 2019, respectively.

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

We incurred expense under the Transitional Omnibus Agreement and Circle K Omnibus Agreement, including non-cash stock-based compensation expense, totaling $11.6 million for 2019. Such costs are included in general and administrative expenses in the statements of income.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IDR and Common Unit Distributions

We distributed $0.5 million to Circle K related to its ownership of our IDRs and $15.7 million related to its ownership of our common units during 2019.

Note 16. ENVIRONMENTAL MATTERS

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

The table below presents a rollforward of our environmental liabilities (in thousands):

	2021	2020
Balance at beginning of year	$3,914	$3,390
Provision for new environmental losses	2,996	210
Changes in estimates for previously incurred losses	6	1,403
Payments	(1,540)	(1,089)
Balance at end of year	5,376	3,914
Current portion, included within accrued expenses and other current liabilities	2,419	1,710
Long-term portion, included within other long-term liabilities	$2,957	$2,204

At December 31, 2021, we were indemnified by third-party escrow funds, state funds or insurance totaling $3.2 million, which are recorded as indemnification assets and included within other noncurrent assets on the balance sheet. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. The following provides total annual future minimum volume purchase requirements (in thousands of gallons):

2022	656,734
2023	508,331
2024	399,200
2025	349,825
2026	341,721
Thereafter	1,154,233
Total	3,410,044

In the event we fail to purchase the required minimum volume for a given contract year, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. We did not incur any significant penalties in 2021, 2020 or 2019.

Litigation Matters

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damages, environmental damages, employment-related claims and damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record an accrual when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. We believe that it is not reasonably possible that these proceedings, separately or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flows. In all instances, management has assessed the matter based on current information and made a judgment concerning its potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success. Management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainties of litigation.

Note 18. FAIR VALUE MEASUREMENTS

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As further discussed in Note 13, we entered into interest rate swap contracts during 2020 and remeasure the fair value of such contracts on a recurring basis each balance sheet date. We used an income approach to measure the fair value of these contracts, utilizing a forward LIBOR yield curve for the same period as the future interest rate swap settlements. These fair value measurements are classified as Level 2.

As further discussed in Note 19, we have accrued for unvested phantom units and phantom performance units as a liability and adjust that liability on a recurring basis based on the market price of our common units each balance sheet date. These fair value measurements are deemed Level 1 measurements.

Financial Instruments

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of December 31, 2021 and 2020 due to the short-term maturity of these instruments. The fair values of borrowings under the CAPL Credit Facility and JKM Credit Facility approximated their carrying value as of December 31, 2021 and 2020 due to the frequency with which interest rates are reset and the consistency of the market spread.

Note 19. EQUITY-BASED COMPENSATION

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

The table below summarizes our equity-based award activity:

	Employees	Directors	Employees
			Phantom
			Performance
			Awards
	Phantom Units	Phantom Units	Initial Target Value
Nonvested at December 31, 2019	—	2,041	$—
Granted	48,112	12,306	881
Vested	—	(2,041)	—
Nonvested at December 31, 2020	48,112	12,306	$881
Granted	37,015	20,787	927
Forfeited	(6,090)	—	(135)
Vested	(7,004)	(16,833)	—
Nonvested at December 31, 2021	72,033	16,260	$1,673

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of 2021, the Partnership granted 37,015 phantom units to employees of the Topper Group. Of these awards, 50% vest ratably over three years through December 31, 2024 and 50% vest upon the employee’s death, disability or retirement. These awards were accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of our common units.

Performance-Based Awards

During the fourth quarter of 2021, the Partnership granted performance-based awards with an initial target value of $0.9 million. The performance-based awards vest on December 31, 2024 based on attainment of the performance goals set forth in the award agreements. The performance-based awards are weighted 65% for the increase of funds flow from operations per unit (as defined in the award agreements) and 35% for leverage (as defined in the award agreements), with a performance period from January 1, 2022 to December 31, 2024 and the reference period for the year ended December 31, 2021. The payout value for both performance conditions will be interpolated on a linear basis ranging from 0% to 200%, which will then be multiplied by the initial target value to determine the value of the units to be issued. The value of the units will then be divided by the 20-day volume-weighted average closing price of our common units as of the close of trading on the day before the conversion date to determine the actual number of units to be issued.

Overall

Since we grant awards to employees of the Topper Group who provide services to us under the Topper Group Omnibus Agreement and non-employee directors of the Board, and since the grants may be settled in cash at the discretion of our Board, unvested phantom units and unvested performance-based awards receive fair value variable accounting treatment. As such, they are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. The balance of the accrual was $1.0 and insignificant at December 31, 2021 and 2020, respectively.

We record equity-based compensation as a component of general and administrative expenses in the statements of income. Equity-based compensation expense was $1.3 million for 2021, $0.1 million for 2020 and $0.9 million for 2019, which includes approximately $0.5 million of expense recognized upon the accelerated vesting of awards concurrent with the GP Purchase.

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

We are subject to a statutory requirement that non-qualifying income, as defined by the Internal Revenue Code, cannot exceed 10% of total gross income for the calendar year. If non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. The non-qualifying income did not exceed the statutory limit in any annual period presented.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was passed on March 27, 2020, which established a five-year carryback of net operating losses (NOLs) generated in 2018, 2019 and 2020 and temporarily suspended the 80% limitation on the use of NOLs in 2018, 2019 and 2020. The CARES Act also increased the adjusted taxable income limitation from 30% to 50% for business interest deductions under IRC Section 163(j) for 2020 and the adjusted taxable income limitation reverts back to 30% for 2021. As a result of the CARES Act, we carried back $16.9 million in NOLs generated in 2020 to tax years 2015 through 2018, which resulted in the recording of an incremental current benefit of $1.0 million in 2020, representing the difference between the tax at the 21% statutory rate in 2020 as compared the 34% statutory rate at the time for 2015 through 2018.

Components of income tax expense related to net income were as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Current
U.S. federal	$329	$(3,973)	$(4,865)
U.S. state	207	461	66
Total current	536	(3,512)	(4,799)

Deferred
U.S. federal	(3,927)	(491)	4,895
U.S. state	166	(3,945)	(1,326)
Total deferred	(3,761)	(4,436)	3,569
Income tax benefit	$(3,225)	$(7,948)	$(1,230)

The difference between the actual income tax provision and income taxes computed by applying the U.S. federal statutory rate to earnings (losses) before income taxes is attributable to the following (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Consolidated income from continuing operations before income taxes - all domestic	$18,429	$99,508	$16,846
Income from continuing operations before income taxes of non-taxable entities	(37,072)	(119,457)	(16,902)
Loss from continuing operations before income taxes of corporate entities	(18,643)	(19,949)	(56)
Federal income tax benefit at statutory rate	(3,915)	(4,189)	(11)
Increase (decrease) due to:
Rate difference on NOL carryback (a)	329	(1,003)	—
Nondeductible expenses	—	1	54
State income taxes, net of federal income tax benefit (b)	372	(2,712)	(995)
Non-taxable refund	(11)	(45)	(278)
Total income tax benefit	$(3,225)	$(7,948)	$(1,230)
(a)

The CARES Act allowed a 5-year carryback of net operating losses generated in 2020, which resulted in the recognition of an incremental benefit at the 34% statutory federal rate in effect for 2015 through 2017 relative to the current statutory federal rate of 21%.

(b)

The state tax expense in 2021 was primarily driven by gross receipts-based or net assets-based tax in certain states. The state tax benefit in 2020 was primarily driven by changes in apportionment due to a reduction in gross receipts in certain combined filing states where we were generally in a net deferred tax liability position and an increase in gross receipts in separate company filing states that do not conform to federal bonus depreciation rules where we are generally in a net deferred tax asset position. The conversion of company operated sites to dealer operated sites in 2019 resulted in a reduction in gross receipts primarily in combined filing states. See Note 4 for information regarding the acquisition of retail and wholesale assets, which resulted in an increase in gross receipts primarily in separate filing states.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2021	2020
Deferred income tax assets:
Deferred rent expense	$121	$175
Operating and finance lease obligations	34,605	40,274
Asset retirement obligations	10,899	9,847
Intangible assets	9,724	9,994
Other assets (a)	13,798	7,361
Total deferred income tax assets	69,147	67,651

Deferred income tax liabilities:
Deferred rent income	948	1,036
Property and equipment	50,274	46,174
Right-of-use assets	30,266	35,463
Total deferred income tax liabilities	81,488	82,673
Net deferred income tax liabilities	$12,341	$15,022

(a)	Includes a $2.7 million deferred tax asset related to a $12.7 million federal net operating loss that has no expiration

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

We did not have unrecognized tax benefits at December 31, 2021 or 2020. Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We had no material interest and penalties for 2021, 2020 and 2019.

We file income tax returns with the U.S. federal government as well as the many state jurisdictions in which we operate. The statute remains open for tax years 2018 through 2021; therefore, these years remain subject to examination by federal, state and local jurisdiction authorities.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Years Ended December 31,
	2021	2020	2019
Numerator:
Distributions paid	$79,693	$77,791	$72,427
Allocation of distributions in excess of net income	(58,039)	29,532	(54,884)
Limited partners’ interest in net income - basic and diluted	$21,654	$107,323	$17,543
Denominator:
Weighted average limited partnership units outstanding - basic	37,880,910	37,369,487	34,454,369
Adjustment for phantom units(a)	3,214	—	30,432
Weighted average limited partnership units outstanding - diluted	37,884,124	37,369,487	34,484,801
Net income per limited partnership unit - basic and diluted	$0.57	$2.87	$0.51

Distributions paid per common unit	$2.1000	$2.1000	$2.1000
Distributions declared (with respect to each respective period) per common unit	$2.1000	$2.1000	$2.1000

(a)	Excludes 13,364 potentially dilutive securities from the calculation of diluted earnings per common unit because to do so would be antidilutive for 2020.

Distributions

Quarterly distribution activity to common unitholders for 2021 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2020	February 2, 2021	February 9, 2021	0.5250	19,912
March 31, 2021	May 4, 2021	May 11, 2021	0.5250	19,916
June 30, 2021	August 3, 2021	August 10, 2021	0.5250	19,924
September 30, 2021	November 3, 2021	November 10, 2021	0.5250	19,941
December 31, 2021	February 3, 2022	February 10, 2022	0.5250	19,942

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. SEGMENT REPORTING

We conduct our business in two segments: 1) the wholesale segment and 2) the retail segment. The wholesale segment includes the wholesale distribution of motor fuel to lessee dealers, independent dealers, commission agents, DMS (through the closing of the acquisition of retail and wholesale assets as further described in Note 4), and company operated retail sites. We have exclusive motor fuel distribution contracts with lessee dealers who lease the property from us. We also have exclusive distribution contracts with independent dealers to distribute motor fuel but do not collect rent from the independent dealers. Similar to lessee dealers, we had motor fuel distribution and lease agreements with DMS (through the closing of the acquisition of retail and wholesale assets). The retail segment includes the retail sale of motor fuel at retail sites operated by commission agents and the sale of convenience merchandise items and the retail sale of motor fuel at company operated sites. A commission agent is a retail site where we retain title to the motor fuel inventory and sell it directly to our end user customers. At commission agent retail sites, we manage motor fuel inventory pricing and retain the gross profit on motor fuel sales, less a commission to the agent who operates the retail site. Similar to our wholesale segment, we also generate revenues through leasing or subleasing real estate in our retail segment.

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

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Year Ended December 31, 2021
Revenues from fuel sales to external customers	$2,067,992	$1,206,082	$—	$3,274,074
Intersegment revenues from fuel sales	930,348	—	(930,348)	—
Revenues from food and merchandise sales	—	209,123	—	209,123
Rent income	71,536	11,646	—	83,182
Other revenue	3,721	9,159	—	12,880
Total revenues	$3,073,597	$1,436,010	$(930,348)	$3,579,259
Operating income (loss)	$137,841	$5,460	$(107,172)	$36,129

Year Ended December 31, 2020
Revenues from fuel sales to external customers	$1,176,943	$541,882	$—	$1,718,825
Intersegment revenues from fuel sales	370,916	—	(370,916)	—
Revenues from food and merchandise sales	—	123,295	—	123,295
Rent income	72,799	10,434	—	83,233
Other revenue	2,344	4,626	—	6,970
Total revenues	$1,623,002	$680,237	$(370,916)	$1,932,323
Income from CST Fuel Supply equity interests	$3,202	$—	$—	$3,202
Operating income (loss)	$123,457	$1,328	$(9,193)	$115,592

Year Ended December 31, 2019
Revenues from fuel sales to external customers	$1,609,547	$397,474	$—	$2,007,021
Intersegment revenues from fuel sales	306,070	—	(306,070)	—
Revenues from food and merchandise sales	—	47,875	—	47,875
Rent income	81,427	8,712	—	90,139
Other revenue	2,887	1,507	—	4,394
Total revenues	$1,999,931	$455,568	$(306,070)	$2,149,429
Income from CST Fuel Supply equity interests	$14,768	$—	$—	$14,768
Operating income (loss)	$113,299	$3,189	$(73,166)	$43,322

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Receivables relating to the revenue streams above are as follows (in thousands):

	December 31,
	2021	2020
Receivables from fuel and merchandise sales	$27,932	$23,800
Receivables for rent and other lease-related charges	6,548	5,650
Total accounts receivable	$34,480	$29,450

Performance obligations are satisfied as fuel is delivered to the customer and as merchandise is sold to the consumer. Many of our fuel contracts with our customers include minimum purchase volumes measured on a monthly basis, although such revenue is not material. Receivables from fuel are recognized on a per-gallon rate and are generally collected within 10 days of delivery.

The balance of unamortized costs incurred to obtain certain contracts with customers was $11.0 million and $8.3 million at December 31, 2021 and 2020, respectively. Amortization of such costs is recorded against operating revenues and amounted to $1.5 million, $1.2 million and $1.0 million for 2021, 2020 and 2019, respectively

Receivables from rent and other lease-related charges are generally collected at the beginning of the month.

Note 23. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Decrease (increase):
Accounts receivable	$(5,336)	$7,497	$(10,997)
Accounts receivable from related parties	(218)	3,368	(1,951)
Inventories	(10,307)	(777)	7,244
Other current assets	390	(5,593)	(868)
Other assets	(2,385)	(2,338)	(2,697)
Increase (decrease):
Accounts payable	2,727	6,559	12,404
Accounts payable to related parties	1,999	4,517	(12,923)
Motor fuel taxes payable	2,850	7,260	1,871
Accrued expenses and other current liabilities	(1,378)	900	(7,896)
Other long-term liabilities	9,992	(2,183)	7,180
Changes in operating assets and liabilities, net of acquisitions	$(1,666)	$19,210	$(8,633)

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

Supplemental disclosure of cash flow information (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Cash paid for interest	$16,196	$16,000	$26,344
Cash paid for income taxes, net of refunds received	331	759	3,296

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental schedule of non-cash investing and financing activities (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Accrued capital expenditures	$2,048	$4,027	$1,057
Lease liabilities arising from obtaining right-of-use assets	30,460	70,905	2,879
Net assets acquired in connection with the asset exchange tranches with Circle K	—	(75,935)	(35,740)
Net assets acquired in connection with the CST Fuel Supply Exchange with Circle K	—	(54,920)	—
Net assets acquired in connection with the acquisition of retail and wholesale assets	—	(17,092)	—

Schedule I

CrossAmerica Partners LP (Parent Company Only)

Condensed Balance Sheets

(Thousands of Dollars)

	December 31,
	2021	2020

ASSETS
Total current assets	$115	$—

Loans to subsidiaries	624,326	512,913
Investment in subsidiaries	73,640	126,469
Other assets	2,916	—
Total assets	$700,997	$639,382

LIABILITIES AND EQUITY
Total current liabilities	$422	$1,667

Accounts payable to subsidiaries	16,908	16,698
Long-term debt	627,109	509,922
Other long-term liabilities	—	1,427
Total liabilities	644,439	529,714

Commitments and contingencies

Equity:
Common units	53,528	112,124
Accumulated other comprehensive income (loss)	3,030	(2,456)
Total equity	56,558	109,668
Total liabilities and equity	$700,997	$639,382

See Notes to Condensed Financial Statements

Schedule I

CrossAmerica Partners LP (Parent Company Only)

Condensed Statements of Comprehensive Income

(Thousands of Dollars)

	For the Year Ended December 31,
	2021	2020	2019
Interest income from subsidiaries	$13,818	$14,684	$25,058

Costs and expenses
General and administrative	236	153	255
Interest expense	13,818	14,684	25,058
Loss before equity in net income of subsidiaries	(236)	(153)	(255)
Equity in net income of subsidiaries	21,890	107,609	18,331
Net income	21,654	107,456	18,076
Other comprehensive income (loss)	5,486	(2,456)	—
Comprehensive income	$27,140	$105,000	$18,076

See Notes to Condensed Financial Statements

Schedule I

CrossAmerica Partners LP (Parent Company Only)

Condensed Statements of Cash Flows

(Thousands of Dollars)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$21,654	$107,456	$18,076
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(21,890)	(107,609)	(18,331)
Amortization of deferred financing costs	1,310	1,042	1,027
Changes in operating assets and liabilities	6,512	(3,318)	4,062
Net cash provided by operating activities	7,586	(2,429)	4,834

Cash flows from investing activities:
Loans to subsidiaries	(100,402)	(106,180)	(114,300)
Repayment of loans to subsidiaries	77,500	112,000	93,300
Investment in subsidiary	(94,493)	—	—
Net cash used in investing activities	(117,395)	5,820	(21,000)

Cash flows from financing activities:
Borrowings under revolving credit facilities	194,895	106,180	114,300
Repayments on revolving credit facilities	(77,500)	(112,000)	(93,300)
Payment of deferred financing costs	(1,519)	—	(3,972)
Distributions from subsidiaries	73,626	80,353	72,098
Distributions paid on distribution equivalent rights	(141)	(40)	(86)
Distributions paid to holders of the IDRs	—	(133)	(533)
Distributions paid on common units	(79,552)	(77,751)	(72,341)
Net cash provided by (used in) financing activities	109,809	(3,391)	16,166
Net increase (decrease) in cash and cash equivalents	—	—	—

Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

See Notes to Condensed Financial Statements

Schedule I

Notes to Condensed Financial Statements

Note 1. Basis of Presentation

The condensed financial statements represent the financial information required by SEC Regulation S-X Rule 5-04 for CrossAmerica Partners LP (the “Partnership”), which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2021, the Partnership’s restricted net assets of its consolidated subsidiaries were approximately $74.6 million and exceeded 25% of the Partnership’s total consolidated net assets.

The accompanying condensed financial statements have been prepared to present the financial position, results of operations and cash flows of the Partnership on a stand-alone basis as a holding company. Investments in subsidiaries are accounted for using the equity method. The condensed parent company only financial statements should be read in conjunction with the Partnership's consolidated financial statements.

Note 2. Long-Term Debt

The Partnership has a credit facility. See Note 12 to the consolidated financial statements for information on the CAPL Credit Facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

Directors and Executive Officers of the General Partner

Current Directors and Executive Officers	Age (1)	Position with our General Partner
Joseph V. Topper, Jr.	66	Chairman of the Board
John B. Reilly, III	60	Vice Chairman of the Board
Justin A. Gannon	72	Director
Mickey Kim	63	Director
Keenan D. Lynch (2)	33	Director, General Counsel and Chief Administrative Officer
Charles M. Nifong, Jr.	48	Director, President and Chief Executive Officer
Maura Topper (3)	35	Director, Chief Financial Officer
Kenneth G. Valosky	61	Director
David F. Hrinak (4)	65	Executive Vice President
Matthew Evan Naylor (5)	45	Senior Vice President Retail
(1)	as of December 31, 2021.
(2)

Mr. Lynch served as Corporate Secretary from November 19, 2019 through January 19, 2022, General Counsel effective February 24, 2020 and was appointed Chief Administrative Officer effective January 20, 2022.

(3)	Ms. Topper was appointed Chief Financial Officer effective August 11, 2021.
(4)	Mr. Hrinak was appointed Executive Vice President effective January 20, 2022.
(5)	Mr. Naylor was appointed Senior Vice President Retail of the GP’s subsidiaries effective November 30, 2021.

Our General Partner’s directors hold office until the earlier of their death, resignation, removal, or disqualification or until their successors have been elected and qualified. Our executive officers serve at the discretion of the Board. In selecting and appointing directors to the Board, DMP, as the indirect owner of the sole member of our General Partner, does not apply a formal diversity policy or set of guidelines. However, when appointing new directors, the Topper Group as the owner of the sole member of our General Partner, will consider each individual director’s qualifications, skills, business experience and capacity to serve as a director, as described below for each director, and the diversity of these attributes for the Board as a whole.

Joseph V. Topper, Jr. has served as a director on the Board since October 2012 and was elected Chairman of the Board effective November 19, 2019. Mr. Topper is the President of Dunne Manning Holdings LLC (“Dunne Manning”), a diversified portfolio of companies operating in the real estate and investing industries, affiliated with the Topper Group. Mr. Topper served as President and Chief Executive Officer of the General Partner from October 2012 to March 2015. Mr. Topper resigned as President effective March 2015 and his term as Chief Executive Officer ended in September 2015. Mr. Topper also served as Chairman of the Board from October 28, 2012 through September 30, 2014. Mr. Topper has over 30 years of management experience in the wholesale and retail fuel distribution business. In 1987, Mr. Topper purchased his family’s retail fuel business and five years later founded Dunne Manning Inc. (formerly known as Lehigh Gas Corporation), where he has served as the Chief Executive Officer since 1992. He served on the board of directors of CST Brands Inc. from October 2014 until December 2016. He is the past President/Chairman of the board of directors for Villanova University, Lehigh Valley PBS and the Lehigh Valley PBS Foundation. He also served as a board member for the Good Shepherd Rehabilitation Hospital in Allentown. Mr. Topper holds a Masters’ degree of Business Administration from Lehigh University and a bachelor’s degree in Accounting from Villanova University. Mr. Topper also previously held the designation of a Certified Public Accountant.

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

Mickey Kim has served as a director on the Board and Chairman of its conflicts committee and member of its audit committee since June 2017. Mr. Kim is a Member, Chief Operating Officer and Chief Compliance Officer of Kirr, Marbach & Company, LLC (“KM”), a registered investment adviser. Mr. Kim joined KM in 1986 and has been KM’s Chief Operating Officer since 1996 and Chief Compliance Officer since 2004. Mr. Kim has also served as Vice President, Treasurer and Secretary of Kirr, Marbach Partners Funds, Inc., a registered investment company, since 1998. Prior to his position with KM, Mr. Kim was a Senior Research Analyst at Driehaus Capital Management, a Chicago investment management firm, from 1982 to 1985. Mr. Kim has been a Chartered Financial Analyst (CFA) charter holder since 1985 and passed the Certified Public Accountant examination in 1980. He holds a bachelor’s degree in Accounting from the University of Illinois (1980) and a Masters degree in Business Administration from the University of Chicago (1982).

Keenan D. Lynch has served as a director on the Board since November 19, 2019. Mr. Lynch was appointed Chief Administrative Officer of the General Partner effective January 20, 2022 and has served as its General Counsel since February 24, 2020. Mr. Lynch served as Corporate Secretary of the General Partner from November 19, 2019 through January 19, 2022. Since 2017, he has served as Vice President and General Counsel of Dunne Manning. Before joining Dunne Manning, from 2015 to 2017, he was an associate at Skadden, Arps, Slate, Meagher & Flom LLP. He holds a Bachelor of Arts from Villanova University, a Juris Doctor from the University of Pennsylvania Law School and an L.L.M. in Taxation from the Villanova University Charles Widger School of Law.

Charles M. Nifong, Jr. has served as a director on the Board and President and Chief Executive Officer of the General Partner, since November 19, 2019. Prior to assuming his current position, Mr. Nifong was the President of Dunne Manning Stores, LLC, a convenience store operator and wholesale fuel provider. Mr. Nifong served as the Chief Investment Officer and Vice President of Finance for the Partnership from 2013 through 2015. Before joining the Partnership, Mr. Nifong worked for more than nine years in investment banking as a Director at Bank of America Merrill Lynch where he worked on an extensive range of capital markets and mergers and acquisitions advisory assignments. Prior to his career in investment banking, Mr. Nifong served as a Captain in the United States Army in armor and reconnaissance units. Mr. Nifong holds a Bachelor of Chemical Engineering with Highest Honor from the Georgia Institute of Technology and Master of Business Administration from the University of Virginia.

Maura Topper has served as a director on the Board since November 19, 2019 and was appointed Chief Financial Officer effective August 11, 2021. Since 2014, she has served as Vice President and Chief Financial Officer of Dunne Manning. Prior to joining Dunne Manning in 2014, Ms. Topper graduated from the Masters of Business Administration program at Columbia Business School. Prior to that, she served as a Marketing Account Executive at MSG Promotions, Inc. and a senior accountant in the audit practice of Deloitte & Touche LLP in New York. Ms. Topper graduated from Villanova University in 2008 with a Bachelor of Science degree in Accounting and a Bachelor of Science in Business (Finance). From 2012 to 2014, she served as a director on the Board.

Kenneth G. Valosky has served as a director on the Board and a member of its audit committee and conflicts committee since November 19, 2019. He is Assistant to the President of Villanova University. He joined Villanova University in 2000 as the Chief Financial Officer and has served as its Vice President for Finance, Acting Senior Vice President for Administration and Vice President for Administration and Finance and Executive Vice President from 2014 to 2021. He previously held several senior financial positions at Thomas Jefferson University prior to joining Villanova University in 2000. These positions included Director of Internal Audit and Controller. He began his career as a public accountant with Touche Ross & Co. (a predecessor to Deloitte). Mr. Valosky also served as a trustee and chair of the Stewardship Committee of the Mercy Health System of Southeastern Pennsylvania, trustee and chair of the Finance Committee of Merion Mercy Academy and as a member of the Auditing and Accounting Committee of the Archdiocese of Philadelphia. He received a B.S. in Accountancy, cum laude from Villanova University and an M.S. in Organizational Dynamics from the University of Pennsylvania. He is a Certified Public Accountant, inactive status in the Commonwealth of Pennsylvania.

David F. Hrinak was appointed Executive Vice President of the General Partner effective January 20, 2022. Prior to that he served as Executive Vice President of Wholesale from February 24, 2020, through January 20, 2022 and Vice President of Operations from November 19, 2019 through February 23, 2020. Mr. Hrinak previously served as Executive Vice President and Chief Operating Officer of the General Partner from 2014 until June 2017 and served as President of the General Partner from May 2012 to October 2014. He previously served as an officer of DMI from 2005 until the founding of the General Partner and was DMI’s President from September 2010 until May 2012. Mr. Hrinak has more than 36 years of experience in the wholesale and retail fuel distribution business. Prior to joining DMI, Mr. Hrinak was the Branded Wholesale Manager at ConocoPhillips.

Matthew Evan Naylor was appointed Senior Vice President Retail of a subsidiary of the General Partner effective November 30, 2021. He joined the General Partner with over two decades of leadership and operations experience in a wide-range of companies including start-ups, small and mid-size growth organizations, and large billion-dollar P&L portfolios across national networks. Prior to assuming the role of Senior Vice President Retail of the General Partner, Mr. Naylor held executive roles in several public retail and service companies. Most notably, he served as Chief Operations Officer of Monro Inc., a national auto-service and tire retailer from March 2018 through April 2019, Regional Vice President of Murphy USA from May 2017 through March 2018 and Group Vice President of Target Corporation from March 2014 through May 2017. He also served as a Major in the United States Army in Field Artillery and Psychological Operations. Mr. Naylor holds a Bachelor of Arts in International Relations from Centre College and a Master of Business Administration from the Kellogg School of Management at Northwestern University.

Family Relationships

Mr. Topper, Chairman of the Board, is the father of Ms. Topper, a director of our General Partner and Chief Financial Officer, and the father-in-law of Mr. Lynch, a director of our General Partner and General Counsel and Chief Administrative officer, and Ms. Topper is the sister-in-law of Mr. Lynch. There are no other family relationships between any of the directors or executive officers of the Partnership.

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

Conflicts Committee

The members of the Conflicts Committee are Messrs. Gannon, Kim and Valosky. Mr. Kim serves as chair. Pursuant to our Partnership Agreement, the members of the conflicts committee may not be officers or employees of our General Partner or directors, officers or employees of its affiliates, must not be holders of any ownership interest in the General Partner or any of its affiliates, other than Partnership units, that is determined by the Board of Directors, after reasonable inquiry, to be likely to have an adverse impact on the ability of such director to fulfill his or her obligations as a member of the conflicts committee, and must meet the independence standards established by the NYSE and the Exchange Act to serve on a conflicts committee of a board of directors. The Board has determined that Messrs. Gannon, Kim and Valosky qualify to serve on the conflicts committee. The conflicts committee is responsible for reviewing specific matters that the Board believes may involve conflicts of interest between the General Partner and its affiliates and the Partnership. The conflicts committee determines if the resolution of such conflict is fair and reasonable to the Partnership.

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

Unitholders or interested parties may communicate directly with the Board, any committee of the Board, any independent director, or any one director, by sending written correspondence by mail addressed to the Board, committee or director to the attention of our Corporate Secretary at the following address: c/o Corporate Secretary, CrossAmerica Partners LP, 645 Hamilton Street, Suite 400, Allentown, PA 18101. Communications are distributed to the Board, committee of the Board, or director, as appropriate, depending on the facts and circumstances outlined in the communication. Commercial solicitations or communications will not be forwarded.

Meetings of Unitholders

Our Partnership Agreement provides that the General Partner manages and operates us and that, unlike holders of common stock in a corporation, unitholders only have limited voting rights on matters affecting our business or governance as set forth in our Partnership Agreement. Accordingly, we do not hold annual meetings of unitholders.

Code of Ethics and Business Conduct

The Board has adopted a Code of Ethics and Business Conduct that applies to directors of the General Partner and our executive officers. Our General Partner also expects all employees of the Topper Group providing services to or for the benefit of the Partnership and its operating subsidiaries to adhere to the Code of Ethics and Business Conduct. The Code of Ethics and Business Conduct can be found on CrossAmerica Partners’ website at www.crossamericapartners.com under the “Corporate Governance” tab in the “Investors” section. Any amendment to, or waiver from, a provision of the Code of Ethics and Business Conduct for our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions will be promptly disclosed under the “Corporate Governance” tab at www.crossmericapartners.com. The Board has also adopted Corporate Governance Guidelines that outline important policies and practices regarding our governance, which can also be found in its entirety on CrossAmerica Partners’ website at www.crossamericapartners.com under the “Corporate Governance” tab in the “Investors” section. Requests for print copies of the Code of Ethics and Business Conduct and/or the Corporate Governance Guidelines may be directed to Investor Relations at info@crossamericapartners.com or to Investor Relations, CrossAmerica Partners LP, 645 Hamilton Street, Suite 400, Allentown, PA 18101 or made by telephone at (610) 625-8005. The information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Reimbursement of Expenses of Our General Partner

Except as otherwise set forth in our Topper Group Omnibus Agreement, our Partnership Agreement requires us to reimburse our General Partner for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses reasonably allocable to us or otherwise incurred by our General Partner in connection with operating our business. The Partnership Agreement does not limit the amount of expenses for which our General Partner and its affiliates may be reimbursed. These expenses include (without limitation) salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. Our General Partner is entitled to determine in good faith the expenses that are allocable to us. Please read “Item 13. Certain Relationships and Related Party Transactions and Director Independence – Topper Group Omnibus Agreement.”

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

We do not directly employ or compensate any of our executive officers, including our named executive officers who were serving as our executive officers at the end of the fiscal year ended December 31, 2021 (“NEOs”), or other employees who provide services necessary for managing our business. Under our Partnership Agreement, the General Partner manages our operations and activities on our behalf. Our General Partner also does not directly employ any of its executive officers or other employees. For our fiscal year ending December 31, 2021, our executive officers, including our NEOs, as more fully described below, were employed and compensated by an affiliate of the Topper Group.

For 2021, the provision of management services by, and payment to, the Topper Group was governed by the Topper Group Omnibus Agreement.

Named Executive Officers

For 2021, our NEOs were:

•	Charles M. Nifong, Jr. – Mr. Nifong has served as our Chief Executive Officer and President since November 19, 2019.
•	Maura Topper – Ms. Topper has served as our Chief Financial Officer since August 11, 2021, during which 90% of Ms. Topper’s time was allocated to the Partnership.
•

Jonathan E. Benfield – Mr. Benfield has served as our Chief Accounting Officer from November 5, 2020 through August 11, 2021 and during this period as our Interim Chief Financial Officer from April 16, 2021 to August 11, 2021 and as our Chief Financial Officer of Retail since August 11, 2021.

•

David F. Hrinak – Mr. Hrinak has served as our Executive Vice President of Wholesale from February 14, 2020 through January 19, 2022 and our Executive Vice President since January 20, 2022. During 2021, 95% of Mr. Hrinak’s time was allocated to the Partnership.

•

Keenan D. Lynch – Mr. Lynch has served as our General Counsel since February 24, 2020 and Chief Administrative Officer since January 20, 2022. He previously served as Corporate Secretary from November 19, 2019 through January 19, 2022. During 2021, 85% of Mr. Lynch’s time was allocated to the Partnership.

•	Matthew Evan Naylor – Mr. Naylor has served as our Senior Vice President Retail since November 30, 2021.
•	Eric M. Javidi – Mr. Javidi served as our Chief Financial Officer from November 5, 2020, to April 16, 2021.

The Partnership does not determine the compensation for its NEOs. For 2021, the compensation philosophy and practices of the Topper Group were used to determine the compensation of the NEOs and all compensation decisions were in the sole discretion of the Topper Group. The compensation philosophy and practices of the Topper Group were used to determine the total compensation of the NEOs and all compensation decisions were in the sole discretion of the Topper Group.

The compensation philosophies and practices of the Topper Group during 2021 are described below in this Compensation Discussion and Analysis, and the compensation actually awarded by the Topper Group to the NEOs for their services to the Partnership during 2021 is set out in the accompanying Summary Compensation Table and related compensation tables that follow this Compensation Discussion and Analysis.

Compensation

Objectives and Philosophy

The compensation philosophy of the Topper Group is based on performance and the achievement of predetermined objectives, and it is a reflection of the entrepreneurial culture of the Topper Group, which is a culture where the financial interests of its executives are aligned with the performance of the company and the investors they represent. The compensation strategy includes variable components linked to short term, medium term and long-term performance. The Topper Group compensation plans and programs for executives are designed to: (i) recruit, develop and retain talented executives; (ii) reward exceptional performance as measured by predetermined and quantifiable objectives; (iii) establish a direct relation between the interests of the executives and those of the shareholders of the Topper Group and the unitholders of the Partnership by favoring the creation of value in the short, medium and long term; (iv) encourage teamwork and promote company values; and (v) support the company’s business strategy. The Topper Group’s compensation plans and programs are established based on internal principles of equity that take into consideration the role, nature and level of each of the executives as well as external principles of equity such as fair, equitable and competitive compensation terms in comparison to peers as well as those of the market in general.

Elements of Executive Compensation

The three main components of the remuneration of the Topper Group’s executive compensation program are base salary, annual incentive plan and long-term incentive plan, as shown in the table below.

Element	Description	Objectives
Base salary	Annual base salary is based on the functional responsibilities and competences of the executives	Attract, retain and motivate executives
2021 Performance Based Bonus Compensation Policy	Performance based bonus compensation policy ranging from 35% to 100% of base salary, which payment is determined by financial and operational objectives

Motivate executives to achieve objectives with a higher degree of difficulty and thereby achieve or exceed the business plan of the Partnership

Create accountability among executives for the achievement of these financial objectives

Align the short-term interests of executives with those of the Partnership and its unitholders

Long-term incentive compensation

Phantom stock unit plan with grants varying

according to position held

Performance payouts also vary depending on the achievement of special measurable objectives that are key to the financial success of the company

Align long-term interests of executives with those of the Partnership and its unitholders

Base Salary

The human resources department of the Topper Group approved the following annualized base salaries for the 2021 fiscal year:

Name	2021 Annual Base Salary ($) (1)
Charles M. Nifong, Jr.	500,000
Maura Topper	300,000
Jonathan E. Benfield	195,700
David F. Hrinak	233,000
Keenan D. Lynch	269,440
Matthew Evan Naylor	325,000
Eric M. Javidi	300,000

(1)	The amount shown represents annualized base salary, not the portion allocated to the Partnership.
(2)	Mr. Benfield received a salary increase on August 9, 2021 from $190,000 to $195,700.

The Summary Compensation Table reflects the portion of the annualized base salary allocated to the Partnership.

Short-Term Incentive Compensation

Performance-Based Bonus Compensation Policy

The 2021 Performance-Based Bonus Compensation Policy (the “2021 Bonus Plan”) is one of the key components of the “at-risk” compensation. The 2021 Bonus Plan is utilized to reward short-term performance achievements and to motivate and reward executives for their contributions toward meeting financial and strategic goals.

For the NEOs, the Topper Group determined to include, as part of their compensation, the 2021 Bonus Plan for the fiscal year ending on December 31, 2021. As approved by the Board on February 25, 2021, the 2021 Bonus Plan included financial and operational objectives, each with a specified percentage weighting, based on the achievement of (i) Adjusted EBITDA (40%); (ii) acquisition integration (30%); wholesale contract conversion (10%); wholesale volume conversion (10%); and non-core real estate asset divestiture (10%). As set forth in the 2021 Bonus Plan, the EBITDA target bonus will be paid on a sliding scale. All other metrics will be paid only upon achievement of the target. The weight of the metrics is 100% and the payout range is 0-110%.

Under the 2021 Bonus Plan, Mr. Nifong could achieve earnings of 100% of base salary. Ms. Topper could achieve earnings of 50% (prorated) of her base salary. Mr. Benfield could achieve earnings of 35% of his base salary. Mr. Hrinak could achieve earnings of 75% of his base salary. Mr. Lynch could achieve earnings of 50% of his base salary. Mr. Naylor could achieve earnings of 40% (prorated) of his base salary. Mr. Javidi could have achieved earnings of 50% of his base salary.

The purpose of the 2021 Bonus Plan is to motivate executives to achieve objectives with a higher degree of difficulty and thereby achieve or exceed the business plan of the Partnership.

Under the 2021 Bonus Plan, the attainment of performance metrics and the achievement factor are determined once the measurement period ends on December 31, 2021. Based on the metrics, weightings assigned and results achieved, the payout under the 2021 Bonus Plan for executive officers would be 72.5% of the target bonus amount. In evaluating the performance of personnel under the plan and making its determination of payment amounts, the Board considered the extraordinary efforts of personnel in the successful execution of the transformational transactions of 2021. Furthermore, the Board also considered the exceptional efforts of personnel in ensuring the operational continuity of the Partnership throughout the year despite the continued challenges of the COVID-19 Pandemic. In light of these factors, the Board approved an additional discretionary bonus component for the incentive plan for certain members of senior management. For non-senior management personnel, the bonus plan included departmental goals for each department that were weighted to arrive at a target bonus amount. Overall, the plan paid at a level of 76% of target bonus, with certain personnel at either higher or lower amounts based on their individual and department level performance.

Name	2021 Annual Base Salary(1)	Target Bonus Plan as a % of Base Salary	Bonus Plan Target at 100%	2021 Short Term Incentive Payment Approved (2)(3)(4)(5)
Charles M. Nifong, Jr.	$500,000	100%	$500,000	$362,500
Maura Topper	300,000	50%	150,000	92,308
Jonathan E. Benfield	195,700	35%	68,495	51,457
David F. Hrinak	233,000	75%	174,750	201,694
Keenan D. Lynch	269,440	50%	134,720	134,720
Matthew Evan Naylor	325,000	40%	130,000	7,867
Eric M. Javidi	300,000	50%	150,000	—

(1)	The amounts shown represent annualized base salary, not the portion allocated to the Partnership.
(2)	The amounts shown will be paid in 2022.
(3)	For Messrs. Hrinak and Lynch and Ms. Topper the amounts include an additional discretionary bonus approved by the Board.
(4)

For Messrs. Nifong, Benfield, Hrinak, Lynch and Naylor and Ms. Topper, the amounts will be paid as follows: the first $25,000 in cash and the remainder of the bonus will be paid 50% in cash and 50% in fully vested common units. The number of common units will be determined on a 20-day volume weighted average price through February 24, 2022 with a payment date on or before March 18, 2022. Mr. Javidi resigned effective April 16, 2021, and is therefore not eligible to receive a bonus.

(5)	Amounts for Mr. Naylor and Ms. Topper are prorated based on their dates of employment

Long-Term Incentive Compensation

Grants of Equity Awards

Under the Lehigh Gas Partners LP 2012 Incentive Award Plan, in 2021, an aggregate of 25,526 equity awards were granted to Messrs. Nifong, Lynch and Naylor, and Ms. Topper in the form of Time-Based Phantom Units (“TBUAs”) with associated Distribution Equivalent Rights (“DERs”). Of the total number of TBUAs granted, 50% will vest one-third on each December 31 over three years until December 31, 2024 if the executive remains employed over the vesting term, and 50% will vest upon death, disability or retirement, as long as such retirement is not adverse to the interests of the Partnership, as determined by the Board in its sole discretion.

In addition, Performance Based Awards (“PBUAs”) were granted to Messrs. Nifong, Lynch and Naylor, and Ms. Topper with a target dollar value of $375,000, $101,040, $81,250 and $135,000, respectively, and will be calculated in dollar amounts and then converted into common units, or cash, or both, at the discretion of the Board, based on attainment of the Performance Goals as described below. The PBUAs vest on December 31, 2024. The PBUAs are weighted 65% for Increase of Funds Flow from Operations per Unit and 35% for Partnership Leverage, with performance measured for the period from January 1, 2022 to December 31, 2024 (“Measurement Period”) and the reference period ending on December 31, 2021.

Increase in Funds Flow from Operations per Unit

The target value with respect to Increase in Funds Flow from Operations per Unit is determined as follows. First, the average Funds Flow from Operations per Unit will be calculated for the Measurement Period. Next, that number will be divided by the Funds Flow from Operations per Unit for the twelve-month period ending on December 31, 2021 as the reference period. The payout percentage for Increase in Funds Flow from Operations per Unit will range from 0-200% of 65% of the Initial Dollar Target Amount.

“Funds Flow from Operations per Unit” is defined as distributable cash flow per Unit, excluding maintenance capital expenditures or any other such capital expenditures typically included in calculating distributable cash flow.

Partnership Leverage

The target value associated with Partnership Leverage is determined as follows. First, Partnership Leverage will be calculated for each of the respective twelve-month periods ending on December 31, 2022, 2023 and 2024. Next, “Average Partnership Leverage” will be calculated as the sum of three times the Leverage for the year ending December 31, 2024, plus two times the Leverage for the year ending December 31, 2023, plus the Leverage for the year ending December 31, 2022, divided by six (i.e., Average Partnership Leverage will be a weighted average with greater emphasis given to the latter years in the Measurement Period). The payout percentage for Partnership Leverage will range from 0-200% of 35% of the Initial Dollar Target Amount.

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

Summary Compensation Table

The following table sets forth certain information with respect to compensation of our NEOs. Except for the management fee we paid to the Topper Group under the Topper Group Omnibus Agreement, we did not pay or reimburse any cash compensation amounts to or for our NEOs in 2021. The amounts shown for Messrs. Hrinak and Lynch and Ms. Topper represent only that portion allocable to the Partnership.

Name and Principal Position	Year	Salary ($)	Bonus ($) (2)	Stock Awards ($) (3)(4)(5)	Options Awards ($) (6)	Non-Equity Incentive Plan Compensation ($) (7)	All Other Compensation ($) (8)	Total ($) (9)
Charles M. Nifong, Jr.,	2021	500,000	—	250,001		362,500	54,676	1,167,177
President and Chief Executive Officer	2020	528,846	186,380	250,004	—	60,000	12,575	1,037,805
Maura Topper, Chief Financial Officer (1)	2021	103,635	50,000	108,504	—	42,308	64,158	368,605
Jonathan E. Benfield,	2021	192,192	—	—	—	51,457	8,864	252,513
Chief Financial Officer Retail	2020	186,267	24,868	—	—	7,980	8,987	228,102
	2019	145,864	8,636	5,270	—	28,263	10,530	198,563
David F. Hrinak,	2021	221,350	75,000	—	—	126,694	1,010	424,054
Executive Vice President	2020	255,150	72,686	—	—	24,570	1,174	353,580
Keenan D. Lynch, General Counsel and	2021	229,025	37,048	85,876	—	97,672	27,055	476,676
Chief Administrative Officer	2020	223,843	41,849	101,036	—	12,933	77	379,738
Matthew Evan Naylor, Senior Vice President Retail	2021	23,750	—	81,266	—	7,867	89	112,972
Eric M. Javidi,	2021	92,308	—	—	—	—	3,519	95,827
Former Chief Financial Officer (10)	2020	46,154	12,072	90,010	—	3,000	158	151,394
(1)	Ms. Topper was appointed Chief Financial Officer effective August 11, 2021, and as such, the amounts reflected are prorated for 2021.
(2)

For Ms. Topper, the amount represents a discretionary bonus under the 2021 Bonus Plan in the amount of $50,000. For Mr. Hrinak, the amount represents a discretionary bonus under the 2021 Bonus Plan in the amount of $75,000. For Mr. Lynch, the amount represents a discretionary bonus under the 2021 Bonus Plan in the amount of $37,048.

(3)

The amounts shown represent the grant date fair value of awards for each of the years shown computed in accordance with ASC 718, Compensation-Stock Compensation. See Note 19 to the financial statements for a discussion of all assumptions made in the calculation of this amount. The grant date fair value for the Performance Based Awards was $0 because the performance period commenced on January 1, 2022. The maximum amount payable pursuant to the Performance Based Awards is $750,000 for Mr. Nifong, $270,000 for Ms. Topper, $202,080 for Mr. Lynch and $162,500 for Mr. Naylor.

(4)	See the Grants of Plan-Based Awards table for more information regarding TBUAs and the PBUAs granted in 2021.
(5)

On February 25, 2021, Ms. Topper received an equity award as a non-employee director with a grant date fair value of $27,500. The remaining grant date fair value of $81,006 represents the TUBA award received and allocable to the Partnership and is discussed in the Grants of Plan-Based Awards Table below.

(6)	There were no stock options granted to NEOs in 2019, 2020 or 2021.
(7)	The amounts represent the earned portion of the Bonus Policy.
(8)	The amounts listed as “All Other Compensation” for 2021 are composed of these items:

All Other Compensation	Nifong	Topper	Benfield	Hrinak	Lynch	Naylor	Javidi
Company Match to Defined Contribution Plan	11,600	4,158	7,724	—	9,755	—	—
Cell phone taxable compensation	900	311	900	855	147	69	242
Premiums for group-term life insurance	240	90	240	155	204	20	80
Distribution Equivalent Rights	41,936	3,101	—	—	16,948	—	3,197
Director Compensation (cash)	—	56,498	—	—	—	—	—
Total All Other Compensation	$54,676	$64,158	$8,864	$1,010	$27,055	$89	$3,519
(9)	Represents amounts allocated to the Partnership under the Topper Omnibus Agreement.
(10)	Mr. Javidi resigned effective April 16, 2021, and as such, the amounts reflected are prorated for 2021.

Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards to our NEOs during 2021. All equity awards shown were in the form of TBUAs or PBUAs. For Messrs. Hrinak and Lynch and Ms. Topper, full dollar values are provided and not those allocable to the Partnership as shown in the Summary Compensation Table above.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (2)	Grant Date Fair Value of Stock and Option Awards (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	(#)	($)
Charles M. Nifong, Jr.
CAPL 2021 Bonus Plan		—	500,000	550,000	—	—	—	—	—
CAPL LTI Plan	10/25/2021	—	—	—	—	375,000	750,000	12,219	250,001
Maura Topper
CAPL 2021 Bonus Plan		—	150,000	165,000	—	—	—	—	—
CAPL LTI Plan	10/25/2021	—	—	—	—	135,000	270,000	4,399	90,004
Jonathan E. Benfield
CAPL 2021 Bonus Plan		—	68,495	75,345	—	—	—	—	—
CAPL LTI Plan		—	—	—	—	—	—	—	—
David F. Hrinak
CAPL 2021 Bonus Plan		—	174,750	192,225	—		—	—
CAPL LTI Plan		—	—	—	—	—	—	—	—
Keenan D. Lynch
CAPL 2021 Bonus Plan		—	134,720	148,192	—		—
CAPL LTI Plan	10/25/2021	—	—	—	—	101,040	202,080	4,938	101,031
Matthew Evan Naylor
CAPL 2021 Bonus Plan		—	130,000	143,000	—	—	—	—	—
CAPL LTI Plan	11/30/2021	—	—	—	—	81,250	162,500	3,970	81,266
Eric M. Javidi
CAPL 2021 Bonus Plan	—	—	150,000	165,000	—	—	—	—	—
CAPL LTI Plan	—	—	—	—	—	—	—	—	—

(1)

Represents an award of PBUAs under the long-term incentive plan. The PBUAs are granted and calculated in dollar amounts and then will convert into common units or cash, or both, at the discretion of the Board, based on attainment of the performance goals. Therefore, the columns in this table represent the dollar amounts and not the number of units. The PBUAs vest on December 31, 2024. The PBUAs are weighted 65% for Increase of Funds Flow from Operations per Unit and 35% for Partnership Leverage, with a performance period from January 1, 2022 to December 31, 2024 and the reference period ending on December 31, 2021.

(2)

Represents an award of TBUAs under the long-term incentive plan. Of this award, 50% will vest a third each on December 31, 2022, 2023 and 2024. The remaining 50% will vest upon death, disability or retirement with board approval.

(3)

The amounts shown represent the grant date fair value of the TBUAs computed in accordance with ASC 718, Compensation-Stock Compensation. See Note 19 to the financial statements for a discussion of all assumptions made in the calculation of this amount. The grant date fair value for the PBUAs was $0 because the performance period commenced on January 1, 2022.

Outstanding Equity Awards at Year End

The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2021. For Messrs. Hrinak and Lynch and Ms. Topper, full dollar values are provided and not those allocable to the Partnership.

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (4)(5) ($)
Charles M. Nifong, Jr.
CAPL 2021 Award (2)	12,219	232,894	—	375,000
CAPL 2020 Award (3)	14,096	268,670	—	375,000
Maura Topper
CAPL 2021 Award (2)	4,399	83,845	—	135,000
CAPL 2020 Award (3)	—	—	—	—
Jonathan E. Benfield
CAPL 2021 Award	—	—	—	—
CAPL 2020 Award	—	—	—	—
David F. Hrinak
CAPL 2021 Award	—	—	—	—
CAPL 2020 Award	—	—	—	—
Keenan D. Lynch
CAPL 2021 Award (2)	4,938	94,118	—	101,040
CAPL 2020 Award (3)	5,697	108,585	—	101,040
Matthew Evan Naylor
CAPL 2021 Award (2)	3,970	75,668	—	81,250
CAPL 2020 Award	—	—	—	—
Eric M. Javidi
CAPL 2021 Award	—	—	—	—
CAPL 2020 Award	—	—	—	—

(1)	The amounts below include TBUAs and PBUAs.
(2)

Fifty percent of the TBUAs will vest a third each on December 31, 2022, 2023 and 2024. The remaining 50% will vest upon death, disability or retirement with board approval. The market value is based on the December 31, 2021, closing unit price of our common units.

(3)

Represents the unvested portion of fifty percent of the TBUAs that vests a third each on December 31, 2022 and 2023. The first third vested on December 31, 2021. The remaining 50% vests upon death, disability or retirement with board approval. The market value is based on the December 31, 2021 closing unit price of our common units.

(4)

Represents the target dollar amount of the PBUAs that will convert into common units or cash, or both, at the discretion of the Board, based on attainment of the Performance Goals. The PBUAs vest on December 31, 2024. The PBUAs are weighted 65% for Increase of Funds Flow from Operations per Unit and 35% for Partnership Leverage, with a performance period from January 1, 2022, to December 31, 2024, and the reference period ending on December 31, 2021.

(5)

Represents the target dollar amount of the PBUAs that will convert into common units or cash, or both, at the discretion of the Board, based on attainment of the Performance Goals. The Performance Based Awards vest on December 31, 2023. The PBUAs are weighted 65% for Increase of Funds Flow from Operations per Unit and 35% for Partnership Leverage, with a performance period from January 1, 2021, to December 31, 2023, and the reference period ending on December 31, 2020.

Option Exercises and Equity Vested

The following table sets forth information regarding vesting during 2021 of equity awards held by our NEOs in respect of Partnership service. For Messrs. Hrinak and Lynch and Ms. Topper, full dollar values are provided and not those allocable to the Partnership.

	Stock Awards
Name	Number of Shares or Units of Stock Acquired on Vesting (#)		Value Realized on Vesting ($)
Charles M. Nifong, Jr.	5,914	(1)	108,995
	2,810	(2)	53,730
Maura Topper	1,509	(3)	28,520
Jonathan E. Benfield	183	(1)	3,373
David F. Hrinak	2,011	(1)	37,063
Keenan D. Lynch	729	(1)	13,435
	1,139	(2)	21,709
Matthew Evan Naylor	—		—
Eric M. Javidi	—		—
(1)	Represents the portion of the bonus under the 2020 Performance Based Bonus Compensation Policy paid in fully vested common units in 2021.
(2)	Represents one third of the TBUA phantom unit award granted by the Partnership on November 9, 2020, that vested on December 31, 2021.
(3)	On February 25, 2021, as a non-employee director, Ms. Topper received an equity award of $27,500 which vested in full on July 23, 2021.

Potential Payments upon Termination or Change in Control

Our executive officers may be entitled to certain payments upon termination of their employment under certain circumstances, in each case, as more fully described below. Any such payments that are to be made in cash will be subject to reimbursement under the Topper Group Omnibus Agreement.

Executive Income Continuity Plan

The Partnership originally adopted the EICP in 2014 and further amended it in 2016. Effective November 5, 2020, the Board terminated the EICP with the consent of all participants which included all of the present NEOs other than Ms. Topper and Mr. Naylor. As further explained below, however, Mr. Benfield remains entitled to the compensation and benefits that otherwise would have been payable under the EICP had it not been terminated.

As in effect before its termination, the EICP had provided certain cash severance, medical/life benefits continuation, equity incentive award vesting and outplacement and relocation assistance benefits following a qualifying termination of employment (a termination other than due to death, disability, retirement, cause or voluntary resignation other than for good reason (all as defined in the EICP, as applicable)). The benefits were increased if the termination occurred within the two years after a change in control (within the meaning of the EICP, including the GP Purchase). Notwithstanding the termination of the EICP, Mr. Benfield remains entitled upon a qualifying termination of employment to the benefits to which he would have become entitled under the EICP as in effect prior to its termination. Those benefits include: payment of the sum of his salary and target bonus in installments over 12 months (a lump-sum payment equal to 2.99 times the sum of his salary and target bonus if the termination after a change in control (other than the GP Purchase)); continued medical/life benefits for one year on the same basis as in effect before the termination (three years if the termination occurs after a change in control (other than the GP Purchase)); full vesting of equity incentive awards; outplacement assistance for one year; and, in certain circumstances, reimbursement of relocation expenses incurred by reason of such termination. Had Mr. Benfield experienced a qualifying termination of employment on December 31, 2021, the amounts payable to him would have been approximately: a lump-sum cash severance payment equal to $264,195; continued medical/life benefits valued at $861 based on existing cost levels; and reimbursement for outplacement assistance services had Mr. Benfield experienced a qualifying termination of employment on December 31, 2021 and there was a change in control (other than the GP Purchase) on such date, the amounts payable to him would have been approximately a lump-sum cash severance payment equal to $789,943; continued medical/life benefits valued at $2,583 based on existing cost levels; and reimbursement for outplacement services. Mr. Benfield held no unvested equity incentive awards as of such date, and the value of potential relocation benefits is not meaningfully determinable. The actual amounts payable to Mr. Benfield upon termination of employment, if any, will depend on the prevailing circumstances at the time (including whether it is after a change in control (other than the GP Purchase)) and may differ materially from the foregoing.

Lehigh Gas Partners LP 2012 Incentive Award Plan

Under the Lehigh Gas Partners LP 2012 Incentive Award Plan and the award agreements, in the event an NEO’s employment is terminated for any reason, all outstanding TBUAs and PBUAs will be forfeited without payment, except that upon an NEO’s death or disability, the TBUAs will vest in full, and the PBUAs will be determined in accordance with its terms, subject to adjustments as the Board may make in its reasonable discretion. Upon a change in control of the Partnership, the Board in its sole discretion may determine the treatment. If, upon death or disability of any of Messrs. Nifong, and Lynch, and Ms. Topper as of December 31,2021, their TBUAs will vest in full in the amounts of $501,564, $202,703 and $83,845, respectively. The PBUAs will be valued at zero as the performance period commences on January 1, 2022.

Principal Executive Officer Pay Ratio

We are providing the following information about the relationship of the annual total compensation of individuals providing services in respect to the Partnership and the annual total compensation of Charles M. Nifong, Jr., our Principal Executive Officer (our “PEO”):

For the year ended December 31, 2021:

▪	the median of the annual total compensation of all individuals providing services in respect of the Partnership (other than our PEO) was $75,487; and
▪	the annual total compensation of our PEO was $1,167,677.

Based on this information for 2021, we have determined that the ratio of our PEO’s annual total compensation to the annual total compensation of our median employee was 15:1. Our pay ratio figure was calculated in a manner consistent with Item 40(u) of Regulation S-K.

As of December 31, 2021, there were 161 employees of an affiliate of the Topper Group who provided substantial management services to us for the full year. As discussed in this Form 10-K, our PEO is an employee of an affiliate of the Topper Group, but we are including his annual total compensation in the determination of the PEO pay ratio, as required under SEC rules.

The date we used to identify our median employee was December 31, 2021.

We identified our median employee based on the aggregate salary actually paid during 2021 to these employees.

For purposes of determining aggregate salary, we included the amount of base salary and overtime the employee received during the year and all other pay elements related to base salary including, but not limited to, cash bonuses, holiday pay, vacation pay and other paid time off, if any. Aggregate salary amounts did not include any commissions or other compensation. In making this determination, we excluded any full-time and part-time permanent employees who were hired in 2021 but were not employed by us for the entire year ended December 31, 2021.

Once we identified our median employee, we then determined that employee’s annual total compensation, including any perquisites and other benefits, in the same manner that we determine the annual total compensation of our NEOs for purposes of the Summary Compensation Table disclosed above. The annual total compensation of our median employee was determined to be $75,487. This annual total compensation amount for our median employee was then compared to the total compensation of our PEO for 2021 of $1,167,677. The elements included in the PEO’s annual total compensation are fully discussed above in the footnotes to the Summary Compensation Table.

Director Compensation

Overview

Set out below is a discussion of compensation paid for 2021 to individuals who served as non-employee members of our Board during any portion of 2021. Board members who were employees providing services in respect of the Partnership did not receive any separate compensation for their Board service.

Director Compensation for 2021

Prior to the February 25, 2021 Board of Directors meeting, the director compensation program was reviewed internally to determine if it was comparable with the Partnership’s peers. During the Board meeting a resolution was approved providing that each non-employee director would be granted cash compensation of $62,500 per year (paid on a quarterly basis) and equity awards with a grant date fair value of $62,500. The chairman of each of the audit committee and conflicts committee received additional cash compensation of $10,000 for 2021 (paid on a quarterly basis). In addition, each non-employee director received $1,000 per each Board meeting attended and $500 per each Committee meeting attended. At that time, the Board determined Messrs. Topper and Reilly and Ms. Topper to be non-employee directors and therefore eligible to receive director compensation.

On February 25, 2021, Messrs. Topper and Reilly and Ms. Topper received an award of 1,509 phantom units with a grant date fair value equal to $27,500 based on the closing price of the Partnership’s common units on the close of business the day prior to the date of grant as compensation for their service from January 1, 2021, until June 27, 2021. On July 22, 2021, Messrs. Gannon, Kim, Reilly, Topper and Valosky received an award of 3,252 phantom units with a grant date fair value equal to $62,500 based on the closing price of the Partnership’s common units on the close of business the day prior to the date of grant as compensation for their service from June 28, 2021 until June 27, 2022. Such phantom units vest one year from date of award and include the payment made by the Partnership of distribution equivalent rights equal to the amount of distributions authorized to be paid to holders of common units of the Partnership.

Our directors are reimbursed for all out-of-pocket expenses in connection with attending meetings of the Board or its committees. To the extent permitted under Delaware law, each director is fully indemnified by us for actions associated with being a director.

The following table provides the compensation amounts for each of our non-employee directors for 2021.

Directors	Fees Earned or Paid in Cash ($) (1)	Stock or Unit Awards and Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Justin A. Gannon (5)(6)	83,500	62,500	7,721	153,721
Mickey Kim (5)(6)	83,500	62,500	7,721	153,721
Kenneth D. Valosky (5)	73,500	62,500	7,721	143,721
J.B. Reilly Jr. (4)(5)	71,500	90,000	4,207	165,707
Joseph V. Topper, Jr. (4)(5)	71,500	90,000	4,207	165,707
Maura Topper (7)	—	—	—	—

(1)

Non-employee directors received a cash retainer of $62,500 (paid quarterly) and an additional $10,000 for chairs of the Committees. In addition, each non-employee director received $1,000 per each Board meeting attended and $500 per each Committee meeting attended.

(2)

Under the Lehigh Gas Partners LP 2012 Incentive Award Plan, the directors will receive phantom units that can be converted to common units or cash, at the discretion of the Board. The amounts shown represent the grant fair value of awards for each of the years shown computed in accordance with ASC 718, Compensation-Stock Compensation.

(3)	Represents distribution equivalent rights on unvested units.
(4)

On February 25, 2021, the Board determined that Messrs. Topper and Reilly and Ms. Topper were considered non-employee directors. As such, they received an equity grant of 1,509 phantom units of the partnership based upon the fair market value of $18.22 per unit, which was the NYSE closing price of our common unit on February 24, 2021. These phantom unit awards were accompanied by tandem distribution equivalent rights that entitled the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of Partnership common units. The units vested on July 23, 2021.

(5)

As part of the compensation to non-employee directors for the period June 28, 2021 to June 27, 2022, each of Messrs. Gannon, Kim, Reilly, Topper and Valosky received an equity grant of 3,252 phantom units of the Partnership based upon a fair market value of $19.22 per unit, which was the NYSE closing price of our common units on July 21, 2021. These phantom unit awards were accompanied by tandem distribution equivalent rights that entitled the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of Partnership common units. There are no other outstanding equity awards.

(6)	Messrs. Kim and Gannon received additional cash compensation of $10,000 per year for their service as chairman of the conflicts committee and audit committee, respectively.
(7)

Ms. Topper became an employee director on August 11, 2021 and received $56,498 in fees paid in cash and an equity award with a grant date fair value of $27,500. As an employee director all of her compensation is reported in the Summary Compensation Table above, including her non-employee director compensation.

Compensation Committee Interlocks and Insider Participation

None of the directors or executive officers of our General Partner served as members of the compensation committee of another entity that has or had an executive officer who served as a member of our Board during 2021. We do not have a separate compensation committee. Decisions regarding the compensation of our NEOs for 2021 were made, as applicable, by the Topper Group as the owner of our General Partner prior to the GP Purchase.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

As of February 24, 2022, the following table sets forth the beneficial ownership of our common units of:

•	Each person known by us to be a beneficial owner of more than 5% of our outstanding common units;
•	Each NEO and director of the Board; and
•	All of the executive officers and directors of the Board, as a group.

	Beneficial Ownership of Common Units
	Number of		Percent of
Name of Beneficial Owner	Units		Class
Greater than 5% Stockholders**
Patricia Dunne Topper Trust	12,634,809	(1)	33.3%
Dunne Manning Inc.	3,782,216	(2)	10.0%
DM Partners Management Co LLC	5,982,871	(3)	15.8%
Dunne Manning Partners LLC	5,982,871	(3)	15.8%
2008 Irrevocable Agreement of Trust of John B. Reilly, Jr.	4,964,611	(4)	13.1%
Dunne Manning CAP Holdings I LLC	4,472,235	(3)	11.8%
Directors
Joseph V. Topper, Jr.	14,594,363	(5)	38.5%
John B. Reilly, III	4,985,117	(4)	13.2%
Justin A. Gannon	21,567		*
Mickey Kim	17,883		*
Keenan D. Lynch	8,062	(6)	*
Charles M. Nifong, Jr.	16,397		*
Maura Topper	10,110	(7)	*
Kenneth G. Valosky	10,843		*
Named Executive Officers
Jonathan E. Benfield	3,482		*
David F. Hrinak	41,697		*
Matthew Evan Naylor	—		*
Eric M. Javidi	—		*
Directors and executive officers as a group (12 persons)**	19,709,521		52.0%

*	The percentage of common units beneficially owned does not exceed one percent of the common units outstanding
**

The address for each of our officers and directors listed below is 645 Hamilton Street, Suite 400 Allentown, PA 18101. The address for the entities listed under “greater than 5% stockholders” is 645 Hamilton St., Suite 400, Allentown, PA 18101.

(1)

171,888 common units are held directly by the Patricia Dunne Topper Trust for the Family of Joseph V. Topper, Jr. (the "Trust"). The Trust is controlled by Mr. Topper, the Chairman of the Board of the General Partner. All common units owned directly by the Trust are pledged to secure certain indebtedness. The remaining common units listed here are directly owned by each of Dunne Manning Inc., Energy Realty Partners, LLC, Nova8516 LP, Dunne Manning Wholesale LLC, Dunne Manning CAP Holdings I LLC and Dunne Manning CAP Holdings II LLC, all entities controlled by Mr. Topper and the Trust. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.

(2)

All 3,782,216 common units are held directly by Dunne Manning Inc., which is owned 100% by the Trust and Mr. Topper is its sole director. Mr. Topper may be deemed to beneficially own these common units. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.

(3)

DM Partners Management Co LLC ("DM Management") is a wholly owned subsidiary of the Trust, which is controlled by Mr. Topper. DM Management controls Dunne Manning Partners, LLC, the 100% owner of each of Dunne Manning CAP Holdings I LLC ("CAP Holdings I") and Dunne Manning CAP Holdings II LLC ("CAP Holdings II"). Each of CAP Holdings I and CAP Holdings II directly holds 4,472,235 and 1,510,636 common units, respectively. As a result, each of DM Management and Dunne Manning Partners LLC may be deemed to beneficially own an aggregate of 5,982,871 common units. The Trust indirectly owns a majority of the member interests in Dunne Manning Partners LLC. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.

(4)

Mr. Reilly may be deemed to share beneficial ownership of 4,985,117 common units beneficially owned by the 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr. (the “Reilly Trust”) in his capacity as one of two trustees of the Reilly Trust. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.

(5)

Includes 374,453 common units held by The Topper Foundation, a 501(c)(3) non-profit corporation. Mr. Topper, who makes investment and voting decisions with respect to the common units held by The Topper Foundation, has no pecuniary interest in these common units. 66,904 units are held directly by Mr. Topper in his individual capacity. 637,264 common units are held by MMSCC-2, LLC (Mr. Topper controls 100% of the voting shares), and 880,933 common units are held by JVT-JMG EROP Holdings, LP (Mr. Topper controls the general partner and the Trust holds a 45% limited partner interest). The remaining common units listed here are deemed to be beneficially owned by Mr. Topper as the trustee of the Trust (see note 2 above). Mr. Topper and entities controlled by Mr. Topper have pledged a total of 3,540,427 common units (representing approximately 9.0% of outstanding common units) pursuant to a loan. Mr. Topper retains beneficial ownership of the pledged shares in the absence of a default. Prior to entering into the pledge, the Board granted Mr. Topper a waiver from the Insider Trading Policy’s prohibition against unit pledges by any director or officer. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.

(6)

Of the 8,062 units held, 6,803 units are held by the Joseph V. Topper, Jr. Irrevocable Agreement of Trust No. 1 f/b/o Shannon T. Lynch, Mr. Lynch’s wife, and as a result, Mr. Lynch may be deemed to be the beneficial owner of such units. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.

(7)

Of the 10,110 units held, 6,865 are directly owned and 3,245 are held by the Joseph V. Topper, Jr. Irrevocable Agreement of Trust No. 1 f/b/o Maura E. Topper. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders:
Lehigh Gas Partners LP 2012 Incentive Award Plan	185,332	n/a	478,851

(1)	includes performance based awards assuming a 100% payout at the grant-date 20-day VWAP
(2)	has been reduced by the number of performance based awards assuming a 100% payout at the grant-date 20-day VWAP

See Note 19 to the financial statements for a discussion of the material terms of the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of February 24, 2022, the Topper Group beneficially owned or controlled 38.5% of the Partnership’s common units.

As of February 24, 2022, John B. Reilly, III owned or controlled 13.2% of the Partnership’s common units.

The following is a description of related party transactions since January 1, 2021 to which the Partnership was or is a party, in which the amount involved exceeds $120,000 and in which a director, executive officer, holder of more than 5% of our common units or any member of their immediate family had or will have a direct or indirect material interest, other than the arrangements that are described under “Item 12-Potential Payments Upon Termination or Change in Control.” The terms of the transactions and agreements disclosed in this section were determined by and among related parties and, consequently, are not the result of arm’s length negotiations. Such terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms that could have been obtained from unrelated third parties.

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

Assuming we have sufficient cash available for distribution to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, the Topper Group and Mr. Reilly and their respective affiliates would receive an annual distribution of $34.3 million, collectively, on their common units.

Cash distributions to the Topper Group and Mr. Reilly and their respective affiliates amounted to $40.9 million in 2021.

Payments to our General Partner and its affiliates

The Topper Group and CrossAmerica have the right to negotiate the amount of the management fee on an annual basis, or more often as circumstances require.

The Partnership incurred $62.5 million in management fees under the Topper Group Omnibus Agreement for 2021.

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

We incurred expenses under the Topper Group Omnibus Agreement, including costs for store level personnel at our company operated sites since our April 2020 acquisition of retail and wholesale assets and our recently acquired Joe’s Kwik Marts sites, totaling $62.5 million for 2021. Amounts payable to the Topper Group related to these transactions were $6.1 million at December 31, 2021. See Note 15 to the financial statements for more information.

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

Lease Agreements for our Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We sublease office space from the Topper Group that the Topper Group leases from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $1.3 million for 2021.

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are undertaken by Synergy Environmental, Inc., an entity affiliated with Mr. Topper, as approved by the conflicts committee of the Board. We incurred charges with this related party of $2.2 million for 2021.

Environmental Compliance and Inventory Management Costs

We use certain environmental monitoring and inventory management equipment and services provided by an entity previously affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.2 million for 2021. This entity was sold in July 2021 and is no longer a related party.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board in connection with the April 2020 acquisition of retail and wholesale assets. Merchandise costs amounted to $19.7 million for 2021. Amounts payable to this related party amounted to $1.5 million at December 31, 2021.

Vehicle Lease

In connection with the services rendered under the Topper Group Omnibus Agreement, we lease certain vehicles from an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. Lease expense to this related party was $0.1 million for 2021.

Other Related Party Transactions

Revenues from TopStar, an entity affiliated with Joseph V. Topper, Jr., were $57.8 million for 2021. Accounts receivable from TopStar were $1.3 million at December 31, 2021. As discussed in Note 4 to the financial statements, effective April 14, 2020, we acquired wholesale fuel supply rights, including this supply contract, as part of the acquisition of retail and wholesale assets. Prior to April 14, 2020, we only leased motor fuel stations to TopStar.

The Partnership leases certain motor fuel stations from the Topper Group under cancelable operating leases. Rent expense under these agreements, including rent paid under the leases entered into in connection with the acquisition of retail and wholesale assets was $9.3 million for 2021.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee of the board of directors of our General Partner selected Grant Thornton LLP, or Grant Thornton, an independent registered public accounting firm, to audit our consolidated financial statements for 2021. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to this 2021 Annual Report on Form 10-K were approved by the audit committee.

The following table summarizes the aggregate Grant Thornton fees that were allocated to us for independent auditing, tax and related services for each of the last two fiscal years (in thousands):

	Year Ended December 31,
	2021	2020
Audit fees (1)	$1,260	$1,234
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$1,260	$1,234

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements. The consolidated financial statements of CrossAmerica Partners, LP are included in Part II, Item 8 of this Form 10-K.

2. Financial Statement Schedules and Other Financial Information. Schedule I was included in Part II, Item 8. No other financial statement schedules are submitted because either they are inapplicable or because the required information is included in the financial statements or notes thereto.

3. Exhibits. Filed as part of this Form 10-K are the following exhibits:

Exhibit No.	Description
2.1

Real Estate Contribution Agreement, dated as of June 15, 2015, by and among CST Brands, Inc., CST Diamond Holdings LLC, Big Diamond, LLC, Skipper Beverage Company, LLC, CST Shamrock Stations, Inc., CST Arizona Stations, Inc., CrossAmerica Partners LP and Lehigh Gas Wholesale Services, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on June 15, 2015)

2.2

Master Lease Agreement, dated October 1, 2014, by and among Lehigh Gas Wholesale Services, Inc., as Landlord, and CAPL Operations I, LLC and CST Services LLC, as Tenants, as subsequently amended by Amendment to Master Lease Agreement, dated April 13, 2015, and Second Amendment to Master Lease Agreement, dated June 15, 2015 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2015)

2.3

Form of Addendum to Master Lease Agreement (incorporated by reference to Exhibit 2.4 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2015)

2.4

Fuel Distribution Agreement, dated January 1, 2015, by and among CST Marketing and Supply LLC, and certain subsidiaries of CST Services LLC (incorporated by reference to Exhibit 2.5 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2015)

2.5

Asset Exchange Agreement, dated December 17, 2018 between Circle K Stores Inc. and CrossAmerica Partners LP (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on December 17, 2018)

2.6

Exchange Agreement, dated as of November 19, 2019, between Circle K Stores, Inc. and CrossAmerica Partners LP (incorporated by reference to Exhibit 2.1 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 21, 2019) **+

2.7

Asset Purchase Agreement, dated April 28, 2021, by and between 7-Eleven, Inc., the Speedway Subsidiary Sellers, and CrossAmerica Partners (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 11, 2021)

3.1

Certificate of Limited Partnership of Lehigh Gas Partners LP (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 11, 2012)

3.2

Certificate of Amendment to Certificate of Limited Partnership of Lehigh Gas Partners LP (incorporated by referenced to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

3.3

Second Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated February 6, 2020 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 7, 2020)

4.1

Description of Common Units (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 26, 2020)

10.1

Lehigh Gas Partners LP 2012 Incentive Award Plan, dated as of July 27, 2012 (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 19, 2016)

Exhibit No.	Description
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

10.4

Award Agreement for Phantom Units for Non-Employee Directors with distribution equivalent rights (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 8, 2017)

10.5

Form of Indemnification Agreement for directors of the Board and certain officers of CrossAmerica GP LLC (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2017)

10.6

Omnibus Agreement, effective as of January 1, 2020, by and among CrossAmerica Partners LP, CrossAmerica GP LLC and Dunne Manning Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on January 16, 2020) +

10.7

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

10.8

Amendment to Credit Agreement, dated as of November 19, 2019, among CrossAmerica Partners LP and Lehigh Gas Wholesale Services, Inc., as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 21, 2019)

10.9

Second Amendment to the Credit Agreement, dated as of July 28, 2021, among CrossAmerica Partners LP and Lehigh Gas Wholesale Services, Inc., as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 9, 2021)

10.10

Credit Agreement, dated as of July 16, 2021, among CAPL JKM Partners LLC, as borrower, CAPL JKM Holdings LLC, Manufacturers and Traders Trust Company, as administrative agent, swingline lender and issuing bank and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 9, 2021)

10.11

First Amendment to the Credit Agreement, dated as of July 29, 2021, among CAPL JKM Partners LLC, as borrower, CAPL JKM Holdings LLC, Manufacturers and Traders Trust Company, as administrative agent, swingline lender and issuing bank and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 9, 2021)

21.1 *	List of Subsidiaries of CrossAmerica Partners LP

23.1 *	Consent of Grant Thornton LLP

31.1 *	Certification of Principal Executive Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 *	Certification of Principal Financial Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*†	Certification of Principal Executive Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

32.2*†	Certification of Principal Financial Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit No.	Description

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

104 *	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith
†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
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
Charles M. Nifong, Jr.
President and Chief Executive Officer
(On behalf of the registrant, and in the capacity of Principal Executive Officer)

Date: February 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2022.

Signature	Title

/s/ Joseph V. Topper, Jr.	Chairman of the Board of Directors
Joseph V. Topper, Jr.

/s/ John B. Reilly, III	Vice Chairman of the Board of Directors
John B. Reilly, III

/s/ Charles M. Nifong, Jr.	President, Chief Executive Officer and Director
Charles M. Nifong, Jr.	(Principal Executive Officer)

/s/ Maura Topper	Chief Financial Officer
Maura Topper	(Principal Financial Officer)

/s/ David A. Sheaffer	Principal Accounting Officer
David A. Sheaffer	(Principal Accounting Officer)

/s/ Keenan D. Lynch	General Counsel, Chief Administrative Officer and Director
Keenan D. Lynch

/s/ Justin A. Gannon	Director
Justin A. Gannon

/s/ Mickey Kim	Director
Mickey Kim

/s/ Kenneth G. Valosky	Director
Kenneth G. Valosky