Form 10-Q
period 2022-03-31
CrossAmerica Partners LP
filed 2022-05-10
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, the registrant had outstanding 37,912,710 common units.

COMMONLY USED DEFINED TERMS

The following is a list of certain acronyms and terms generally used in the industry and throughout this document:

CrossAmerica Partners LP and subsidiaries:

CrossAmerica	CrossAmerica Partners LP, the Partnership, CAPL, we, us, our

Holdings	CAPL JKM Holdings LLC, an indirect wholly-owned subsidiary of CrossAmerica and sole member of CAPL JKM Partners

CAPL JKM Partners	CAPL JKM Partners LLC, a wholly-owned subsidiary of Holdings

Joe’s Kwik Marts	Joe’s Kwik Marts LLC, a wholly-owned subsidiary of CAPL JKM Partners

CrossAmerica Partners LP related parties:

DMI	Dunne Manning Inc. (formerly Lehigh Gas Corporation), an entity affiliated with the Topper Group

General Partner	CrossAmerica GP LLC, the General Partner of CrossAmerica, a Delaware limited liability company, indirectly owned by the Topper Group.

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

Other Defined Terms:

7-Eleven	7-Eleven, Inc.

AOCI	Accumulated other comprehensive income

Board	Board of Directors of our General Partner

Bonus Plan

The Performance-Based Bonus Compensation Policy is one of the key components of “at-risk” compensation. The Bonus Plan is utilized to reward short-term performance achievements and to motivate and reward employees for their contributions toward meeting financial and strategic goals.

CAPL Credit Facility

Credit Agreement, dated as of April 1, 2019, as amended by the First Amendment to Credit Agreement, dated as of November 19, 2019, and by the Second Amendment to Credit Agreement, dated as of July 28, 2021, among the Partnership and Lehigh Gas Wholesale Services, Inc., as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent.

COVID-19 Pandemic	In December 2019, a novel strain of coronavirus was reported to have surfaced. In March 2020, the World Health Organization declared the outbreak a pandemic.

DTW

Dealer tank wagon contracts, which are variable market-based cent per gallon priced wholesale motor fuel distribution or supply contracts; DTW also refers to the pricing methodology under such contracts

EBITDA	Earnings before interest, taxes, depreciation, amortization and accretion, a non-GAAP financial measure

EMV	Payment method based upon a technical standard for smart payment cards, also referred to as chip cards

Exchange Act	Securities Exchange Act of 1934, as amended

Form 10-K	CrossAmerica’s Annual Report on Form 10-K for the year ended December 31, 2021

Internal Revenue Code	Internal Revenue Code of 1986, as amended

i

IPO	Initial public offering of CrossAmerica Partners LP on October 30, 2012

JKM Credit Facility	Credit Agreement, as amended on July 29, 2021 among CAPL JKM Partners, Holdings and Manufacturers and Traders Trust Company, as administrative agent, swingline lender and issuing bank

LIBOR	London Interbank Offered Rate

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NYSE	New York Stock Exchange

Omnibus Agreement

The Omnibus Agreement, effective January 1, 2020, by and among the Partnership, the General Partner and DMI. The terms of the Topper Group Omnibus Agreement were approved by the independent conflicts committee of the Board, which is composed of the independent directors of the Board. Pursuant to the Topper Group Omnibus Agreement, DMI agrees, among other things, to provide, or cause to be provided, to the Partnership certain management services at cost without markup.

Partnership Agreement	Second Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated as of February 6, 2020

Predecessor Entity	Wholesale distribution contracts and real property and leasehold interests contributed to the Partnership in connection with the IPO

Term Loan Facility	$185 million delayed draw term loan facility provided under the JKM Credit Facility

U.S. GAAP	U.S. Generally Accepted Accounting Principles

WTI	West Texas Intermediate crude oil

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$11,149	$7,648
Accounts receivable, net of allowances of $499 and $458, respectively	34,392	33,331
Accounts receivable from related parties	951	1,149
Inventory	52,681	46,100
Assets held for sale	4,175	4,907
Other current assets	19,631	13,180
Total current assets	122,979	106,315
Property and equipment, net	757,232	755,454
Right-of-use assets, net	165,605	169,333
Intangible assets, net	105,506	114,187
Goodwill	99,409	100,464
Other assets	30,055	24,389
Total assets	$1,280,786	$1,270,142

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$2,774	$10,939
Current portion of operating lease obligations	34,793	34,832
Accounts payable	80,010	67,173
Accounts payable to related parties	7,915	7,679
Accrued expenses and other current liabilities	20,967	20,682
Motor fuel and sales taxes payable	22,197	22,585
Total current liabilities	168,656	163,890
Debt and finance lease obligations, less current portion	799,034	810,635
Operating lease obligations, less current portion	136,481	140,149
Deferred tax liabilities, net	10,296	12,341
Asset retirement obligations	45,877	45,366
Other long-term liabilities	45,633	41,203
Total liabilities	1,205,977	1,213,584

Commitments and contingencies

Preferred membership interests	24,500	—

Equity:
Common units—37,912,710 and 37,896,556 units issued and outstanding at March 31, 2022 and December 31, 2021, respectively	38,960	53,528
Accumulated other comprehensive income	11,349	3,030
Total equity	50,309	56,558
Total liabilities and equity	$1,280,786	$1,270,142

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except unit and per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating revenues (a)	$1,093,211	$657,284
Costs of sales (b)	1,014,381	602,416
Gross profit	78,830	54,868

Operating expenses:
Operating expenses (c)	42,109	29,403
General and administrative expenses	6,483	7,650
Depreciation, amortization and accretion expense	20,275	18,031
Total operating expenses	68,867	55,084
Loss on dispositions and lease terminations, net	(244)	(648)
Operating income (loss)	9,719	(864)
Other income, net	130	88
Interest expense	(6,661)	(3,497)
Income (loss) before income taxes	3,188	(4,273)
Income tax benefit	(1,859)	(306)
Net income (loss) available to limited partners	$5,047	$(3,967)

Basic and diluted earnings per common unit	$0.13	$(0.10)

Weighted-average limited partner units:
Basic common units	37,900,146	37,869,259
Diluted common units	37,959,441	37,891,130

Supplemental information:
(a) includes excise taxes of:	$66,858	$43,705
(a) includes rent income of:	20,627	20,472
(b) excludes depreciation, amortization and accretion
(b) includes rent expense of:	5,841	5,913
(c) includes rent expense of:	3,708	3,196

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$5,047	$(3,967)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion expense	20,275	18,031
Amortization of deferred financing costs	680	260
Credit loss expense	45	31
Deferred income tax benefit	(2,045)	(590)
Equity-based employee and director compensation expense	732	368
Loss on dispositions and lease terminations, net	244	648
Changes in operating assets and liabilities, net of acquisitions	3,410	2,887
Net cash provided by operating activities	28,388	17,668

Cash flows from investing activities:
Principal payments received on notes receivable	33	47
Proceeds from sale of assets	1,460	931
Capital expenditures	(8,934)	(10,621)
Cash paid in connection with acquisitions, net of cash acquired	(1,885)	—
Net cash used in investing activities	(9,326)	(9,643)

Cash flows from financing activities:
Borrowings under revolving credit facilities	30,600	34,500
Repayments on revolving credit facilities	(26,575)	(21,539)
Borrowings under the Term Loan Facility	1,120	—
Repayments on the Term Loan Facility	(24,600)	—
Net proceeds from issuance of preferred membership interests	24,500	—
Payments of finance lease obligations	(658)	(633)
Payments of deferred financing costs	(6)	—
Distributions paid on distribution equivalent rights	(46)	(31)
Distributions paid on common units	(19,896)	(19,881)
Net cash used in financing activities	(15,561)	(7,584)
Net increase in cash and cash equivalents	3,501	441

Cash and cash equivalents at beginning of period	7,648	513
Cash and cash equivalents at end of period	$11,149	$954

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

(Unaudited)

	Limited Partners' Interest Common Unitholders		AOCI	Total Equity
	Units	Dollars	Dollars	Dollars
Balance at December 31, 2021	37,896,556	$53,528	$3,030	$56,558
Net income	—	5,047	—	5,047
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	8,113	8,113
Realized loss on interest rate swap contracts reclassified from AOCI into interest expense	—	—	206	206
Total other comprehensive income	—	—	8,319	8,319
Comprehensive income	—	5,047	8,319	13,366
Issuance of units related to 2021 Bonus Plan	16,154	327	—	327
Distributions paid	—	(19,942)	—	(19,942)
Balance at March 31, 2022	37,912,710	$38,960	$11,349	$50,309

Balance at December 31, 2020	37,868,046	$112,124	$(2,456)	$109,668
Net loss	—	(3,967)	—	(3,967)
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	2,017	2,017
Realized loss on interest rate swap contracts reclassified from AOCI into interest expense	—	—	231	231
Total other comprehensive income	—	—	2,248	2,248
Comprehensive (loss) income	—	(3,967)	2,248	(1,719)
Issuance of units related to 2020 Bonus Plan	6,822	126	—	126
Tax effect from intra-entity transfer of assets	—	(757)	—	(757)
Distributions paid	—	(19,912)	—	(19,912)
Balance at March 31, 2021	37,874,868	$87,614	$(208)	$87,406

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
•
the retail sale of motor fuels to end customers at retail sites operated by commission agents and ourselves; and
•
the operation of retail sites, including the sale of convenience merchandise to end customers.

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2021 has been derived from our audited financial statements and notes thereto as of that date.

Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters. The COVID-19 Pandemic has impacted our business and these seasonal trends typical in our business. See the “COVID-19 Pandemic” section below.

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

Significant Accounting Policies

Certain new accounting pronouncements have become effective for our financial statements during 2022, but the adoption of these pronouncements did not materially impact our financial position, results of operations or disclosures.

Concentration Risk

For the three months ended March 31, 2022 and 2021, respectively, our wholesale business purchased approximately 81% and 78% of its motor fuel from four suppliers. Approximately 24% and 29% of our motor fuel gallons sold for the three months ended March 31, 2022 and 2021, respectively, were delivered by two carriers.

For the three months ended March 31, 2022 and 2021, respectively, approximately 22% and 18% of our rent income was from two multi-site operators.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021, respectively, approximately 41% and 42% of our merchandise was purchased from one supplier.

COVID-19 Pandemic

During the first quarter of 2020, an outbreak of a novel strain of coronavirus spread worldwide, including to the U.S., posing public health risks that reached pandemic proportions. We experienced a sharp decrease in fuel volume in mid-to-late March 2020. Although fuel volumes largely recovered during the second half of 2020 and continued to recover in 2021 and 2022, we cannot predict the scope and severity with which COVID-19 will impact our business. Sustained decreases in fuel volume or erosion of margin could have a material adverse effect on our results of operations, cash flow, financial position and ultimately our ability to pay distributions.

Note 2. ACQUISITION OF ASSETS FROM 7-ELEVEN

In February 2022, we closed on the final three properties of our 106-site acquisition from 7-Eleven for a purchase price of $3.6 million (including inventory and working capital), of which $1.8 million will be paid on or prior to February 8, 2027. We recorded the purchase of these properties and adjustments to our previous purchase accounting for the first 103 properties as summarized in the table below (in thousands):

Inventories	$271
Other current assets	30
Property and equipment	8,171
Intangible assets	(3,498)
Goodwill	(1,027)
Total assets	$3,947

Accrued expenses and other current liabilities	$144
Other non-current liabilities	1,800
Asset retirement obligations	118
Total liabilities	$2,062
Total consideration, net of cash acquired	$1,885

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

Management continues to review the valuation and is confirming the result to determine the final purchase price allocation. We anticipate finalizing purchase accounting during the second quarter of 2022.

We funded these transactions primarily through the JKM Credit Facility as well as undrawn capacity under the CAPL Credit Facility and cash on hand.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. ASSETS HELD FOR SALE

We have classified 10 sites and 12 sites as held for sale at March 31, 2022 and December 31, 2021, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Land	$2,219	$3,042
Buildings and site improvements	2,299	2,231
Equipment	840	939
Total	5,358	6,212
Less accumulated depreciation	(1,183)	(1,305)
Assets held for sale	$4,175	$4,907

The Partnership has continued to focus on divesting lower performing assets. During the three months ended March 31, 2022, we sold 4 properties for $1.5 million in proceeds, resulting in a net gain of $0.3 million. During the three months ended March 31, 2021, we sold three properties for $0.9 million in proceeds, resulting in an insignificant net loss.

See Note 5 for information regarding impairment charges primarily recorded upon classifying sites within assets held for sale.

Note 4. INVENTORIES

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Retail site merchandise	$22,611	$22,518
Motor fuel	30,070	23,582
Inventories	$52,681	$46,100

Note 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Land	$326,964	$321,813
Buildings and site improvements	361,145	358,335
Leasehold improvements	13,570	13,437
Equipment	321,366	314,393
Construction in progress	10,290	9,457
Property and equipment, at cost	1,033,335	1,017,435
Accumulated depreciation and amortization	(276,103)	(261,981)
Property and equipment, net	$757,232	$755,454

We recorded impairment charges of $0.7 million and $2.3 million during the three months ended March 31, 2022 and 2021, respectively, included within depreciation, amortization and accretion expenses on the statements of operations. These impairment charges were primarily related to sites initially classified within assets held for sale in connection with our ongoing real estate rationalization effort.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	March 31, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$208,697	$(104,266)	$104,431	$212,194	$(99,124)	$113,070
Trademarks/licenses	2,208	(1,193)	1,015	2,208	(1,174)	1,034
Covenant not to compete	450	(390)	60	450	(367)	83
Total intangible assets	$211,355	$(105,849)	$105,506	$214,852	$(100,665)	$114,187

See Note 2 regarding the purchase accounting for the final three sites acquired from 7-Eleven.

Note 7. GOODWILL

Changes in goodwill during 2022 were as follows (in thousands):

	Wholesale Segment	Retail Segment	Consolidated
Balance at December 31, 2021	$82,328	$18,136	$100,464
Adjustments to purchase accounting	(738)	(317)	(1,055)
Balance at March 31, 2022	$81,590	$17,819	$99,409

See Note 2 regarding the purchase accounting for the final three sites acquired from 7-Eleven.

Note 8. DEBT

Our balances for long-term debt and finance lease obligations were as follows (in thousands):

	March 31,	December 31,
	2022	2021
CAPL Credit Facility	$630,000	$630,575
JKM Credit Facility	163,580	182,460
Finance lease obligations	16,150	16,809
Total debt and finance lease obligations	809,730	829,844
Current portion	2,774	10,939
Noncurrent portion	806,956	818,905
Deferred financing costs, net	7,922	8,270
Noncurrent portion, net of deferred financing costs	$799,034	$810,635

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 13 for information regarding the issuance of preferred membership interests, the proceeds of which were used to pay off borrowings under the Term Loan Facility. As of March 31, 2022, future principal payments on debt and future minimum rental payments on finance lease obligations were as follows (in thousands):

	Debt	Finance Lease Obligations	Total
Remaining in 2022	$—	$2,438	$2,438
2023	8,261	3,328	11,589
2024	641,015	3,427	644,442
2025	11,015	3,527	14,542
2026	133,290	3,629	136,919
2027	—	1,220	1,220
Total future payments	793,581	17,569	811,150
Less impact of discounting	—	1,420	1,420
	793,581	16,149	809,730
Current portion	—	2,774	2,774
Long-term portion	$793,581	$13,375	$806,956

CAPL Credit Facility

Our CAPL Credit Facility is secured by substantially all of our assets, including our equity interest in Holdings, other than the assets of unrestricted subsidiaries designated as such under the CAPL Credit Facility. Holdings and its subsidiaries are unrestricted subsidiaries under the CAPL Credit Facility.

Taking the interest rate swap contracts described in Note 9 into account, our effective interest rate on our CAPL Credit Facility at March 31, 2022 was 2.9% (our applicable margin was 2.5% as of March 31, 2022).

Letters of credit outstanding at March 31, 2022 and December 31, 2021 totaled $4.0 million.

As of March 31, 2022, we were in compliance with our financial covenants under the CAPL Credit Facility. The amount of availability under the CAPL Credit Facility at March 31, 2022, after taking into consideration debt covenant restrictions, was $116.0 million.

JKM Credit Facility

The obligations under the JKM Credit Facility are guaranteed by Holdings and its subsidiaries (other than CAPL JKM Partners) and secured by a lien on substantially all of the assets of Holdings and its subsidiaries (including CAPL JKM Partners). The obligations under the JKM Credit Facility are nonrecourse to CrossAmerica and its subsidiaries other than Holdings, CAPL JKM Partners and their respective subsidiaries.

The JKM Credit Facility contains customary events of default and covenants, including, among other things, and subject to certain exceptions, covenants that restrict the ability of Holdings and its subsidiaries to create or incur liens on assets, make investments, incur additional indebtedness, merge or consolidate and dispose of assets.

Our borrowings under the JKM Credit Facility had a weighted-average interest rate of 2.8% as of March 31, 2022 (LIBOR plus an applicable margin, which was 2.5% as of March 31, 2022).

Letters of credit outstanding at March 31, 2022 and December 31, 2021 totaled $0.8 million.

As of March 31, 2022, we were in compliance with our financial covenants under the JKM Credit Facility. The amount of availability under the JKM Credit Facility at March 31, 2022, after taking into consideration debt covenant restrictions, was $9.6 million.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. INTEREST RATE SWAP CONTRACTS

The interest payments on our CAPL Credit Facility vary based on monthly changes in the one-month LIBOR and changes, if any, in the applicable margin, which is based on our leverage ratio as further discussed in Note 8. To hedge against interest rate volatility on our variable rate borrowings under the CAPL Credit Facility, we entered into three interest rate swap contracts in 2020 that mature on April 1, 2024. One interest rate swap contract has a notional amount of $150 million and a fixed rate of 0.495%. The other interest rate swap contracts each have a notional amount of $75 million and a fixed rate of 0.38%. All of these interest rate swap contracts have been designated as cash flow hedges and are expected to be highly effective.

The fair value of these interest rate swap contracts, for which the current portion is included in other current assets and the noncurrent portion is included in other assets, totaled $11.4 million and $3.0 million at March 31, 2022 and December 31, 2021, respectively. See Note 12 for additional information on the fair value of the interest rate swap contracts.

We report the unrealized gains and losses on our interest rate swap contracts designated as highly effective cash flow hedges as a component of other comprehensive income and reclassify such gains and losses into earnings in the same period during which the hedged interest expense is recorded. We recognized a net realized loss from settlements of the interest rate swap contracts of $0.2 million for the three months ended March 31, 2022 and 2021.

We currently estimate that a gain of $4.2 million will be reclassified from AOCI into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Note 10. RELATED-PARTY TRANSACTIONS

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from TopStar, an entity affiliated with Joseph V. Topper, Jr., a member of the Board, were $17.1 million and $11.2 million for the three months ended March 31, 2022 and 2021, respectively. Accounts receivable from TopStar were $0.8 million and $1.3 million at March 31, 2022 and December 31, 2021, respectively.

CrossAmerica leases real estate from the Topper Group. Rent expense under these lease agreements was $2.4 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively.

Omnibus Agreement

We incurred expenses under the Omnibus Agreement, including costs for store level personnel at our company operated sites, totaling $20.1 million and $12.8 million for the three months ended March 31, 2022 and 2021, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statements of operations. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Omnibus Agreement totaled $5.6 million and $3.7 million at March 31, 2022 and December 31, 2021, respectively.

Common Unit Distributions and Other Equity Transactions

We distributed $7.7 million and $9.7 million to the Topper Group related to its ownership of our common units during the three months ended March 31, 2022 and 2021, respectively.

We distributed $2.6 million and $0.5 million to affiliates of John B. Reilly, III related to their ownership of our common units during the three months ended March 31, 2022 and 2021, respectively.

See Note 13 for information regarding the issuance of preferred membership interests to related parties.

Maintenance and Environmental Costs

Certain maintenance and environmental remediation activities are performed by an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.3 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. Accounts payable to this related party amounted to $0.3 million at March 31, 2022.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board. Merchandise costs amounted to $4.5 million and $4.2 million for three months ended March 31, 2022 and 2021, respectively. Amounts payable to this related party amounted to $2.0 million and $1.5 million at March 31, 2022 and December 31, 2021, respectively.

Vehicle Lease

In connection with the services rendered under the Topper Group Omnibus Agreement, we lease certain vehicles from an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. Lease expense was an insignificant amount for the three months ended March 31, 2022 and 2021.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We lease office space from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $0.2 million for each of the three months ended March 31, 2022 and 2021.

Public Relations and Website Consulting Services

We have engaged a company affiliated with a member of the Board for public relations and website consulting services. The cost of these services was insignificant for the three months ended March 31, 2022 and 2021.

Note 11. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. In the event we fail to purchase the required minimum volume for a given contract year, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. We did not incur any significant penalties during the three months ended March 31, 2022 or 2021.

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

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $7.5 million and $5.4 million at March 31, 2022 and December 31, 2021, respectively. Indemnification assets related to third-party escrow funds, state funds or insurance recorded on the balance sheet within other current assets and other noncurrent assets totaled $5.6 million and $3.2 million at March 31, 2022 and December 31, 2021, respectively. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels in 2022 or 2021.

As further discussed in Note 9, we entered into interest rate swap contracts during 2020 and remeasure the fair value of such contracts on a recurring basis each balance sheet date. We used an income approach to measure the fair value of these contracts, utilizing a forward LIBOR yield curve for the same period as the future interest rate swap settlements. These fair value measurements are classified as Level 2 measurements.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have accrued for unvested phantom units and phantom performance units as a liability and adjust that liability on a recurring basis based on the market price of our common units each balance sheet date. These fair value measurements are classified as Level 1 measurements.

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of March 31, 2022 and December 31, 2021 due to the short-term maturity of these instruments. The fair values of borrowings under the CAPL Credit Facility and JKM Credit Facility approximated their carrying values as of March 31, 2022 and December 31, 2021 due to the frequency with which interest rates are reset and the consistency of the market spread.

Note 13. PREFERRED MEMBERSHIP INTERESTS

On March 29, 2022, Holdings issued and sold 12,500 newly created Series A Preferred Interests (“Series A Preferred Interests”) to each of (i) Dunne Manning JKM LLC (the “DM Investor”), an entity affiliated with Joseph V. Topper, Jr., and (ii) John B. Reilly, III and a trust affiliated with Mr. Reilly ("the JBR Trust" and together with Mr. Reilly, the “JBR Investor;” and the JBR Investor, together with the DM Investor, the "Investors" and, each, an “Investor”) at a price of $1,000 per Series A Preferred Interest, for an aggregate purchase price of $25 million in cash (the “Preferred Issuance”), in reliance upon an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Preferred Issuance was consummated pursuant to an Investment Agreement, entered into as of March 29, 2022 (the “Investment Agreement”), by and among Holdings and each Investor. Following the Preferred Issuance, the Partnership indirectly retains 100% of the common interests of Holdings, and Holdings remains a consolidated subsidiary of the Partnership.

In light of the relationships between the Investors and the Partnership, the Preferred Issuance was reviewed by, and received the approval and recommendation of, the conflicts committee of the Board prior to execution of the Investment Agreement and consummation of the Preferred Issuance.

In connection with the Preferred Issuance, on March 29, 2022, LGP Operations LLC, a wholly owned subsidiary of the Partnership, each Investor and the Partnership entered into an amended and restated limited liability company agreement of Holdings to, among other things, set forth the rights, preferences, entitlements, restrictions and limitations of the Series A Preferred Interests. The Series A Preferred Interests have an initial liquidation preference of $1,000 per Series A Preferred Interest and are entitled to a preferred return at a rate of 9% per annum on the liquidation preference, compounded quarterly (the “preferred return”). Prior to October 16, 2026, the Series A Preferred Interests will not be entitled to receive distributions, but the preferred return instead will accumulate solely by way of an increase in the liquidation preference of the Series A Preferred Interests. From and after October 16, 2026, the preferred return will be payable in cash, on a quarterly basis. The Series A Preferred Interests are subject to exchange (i) upon a liquidation or deemed liquidation event of Holdings, (ii) upon a change of control of the Partnership, (iii) from and after March 1, 2024, at the option of the Partnership and Holdings, and (iv) on March 31, 2029, if any Series A Preferred Interests remain outstanding on such date (each of (i) through (iv), an “exchange”). Upon an exchange of any Series A Preferred Interests, the holders thereof will surrender each such Series A Preferred Interest in exchange for an amount equal to the then-current liquidation preference of such Series A Preferred Interest plus any preferred return accrued and unpaid with respect to the period from and after October 16, 2026 (the “Exchange Price”). The Exchange Price will be payable in common units of the Partnership or, if any holder of Series A Preferred Interests so elects, in cash. Any common units of the Partnership issued upon any exchange in payment of the Exchange Price will be valued at an amount equal to $23.74 per common unit, which is equal to 115% of the volume weighted average price of a Partnership common unit on the NYSE over the twenty trading-day period ending on March 28, 2022, the trading day immediately prior to the date of the Preferred Issuance.

The net proceeds received by Holdings in its sale of the Series A Preferred Interests were contributed to CAPL JKM Partners, which in turn used such net proceeds to prepay a portion of the outstanding indebtedness under the Term Loan Facility. As a result of this prepayment, CAPL JKM Partners does not need to make a principal payment on the Term Loan Facility until April 1, 2023. See Note 12 for additional information on the Term Loan Facility.

The preferred membership interests are presented in mezzanine equity on the balance sheet and the carrying amount will be accreted to the Exchange Price over time.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain activities that generate non-qualifying income are conducted through our wholly owned taxable corporate subsidiaries. Current and deferred income taxes are recognized on the earnings of these subsidiaries. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates.

We recorded an income tax benefit of $1.9 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively, as a result of the losses incurred by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only our taxable subsidiaries are subject to income tax.

Note 15. NET INCOME PER LIMITED PARTNER UNIT

We compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income as specified in the Partnership Agreement. Net income per unit applicable to limited partners is computed by dividing the limited partners’ interest in net income by the weighted-average number of outstanding common units.

We applied the if-converted method to the preferred membership interests in accordance with Accounting Standards Update No. 2020-06 for purposes of computing diluted earnings per unit. The impact on diluted earnings per unit for the first quarter of 2022 was insignificant given the timing of the issuance of the preferred membership interests.

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Distributions paid	$19,942	$19,912
Allocation of distributions in excess of net income	(14,895)	(23,879)
Limited partners’ interest in net income - basic and diluted	$5,047	$(3,967)
Denominator:
Weighted-average common units outstanding - basic	37,900,146	37,869,259
Adjustment for phantom and phantom performance units	35,893	—
Adjustment for preferred membership interests	23,402	—
Weighted-average common units outstanding - diluted	37,959,441	37,869,259
Net income per common unit - basic and diluted	$0.13	$(0.10)

Distributions paid per common unit	$0.5250	$0.5250
Distributions declared (with respect to each respective period) per common unit	$0.5250	$0.5250

Distributions

Distribution activity for 2022 is as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2021	February 3, 2022	February 10, 2022	$0.5250	$19,942
March 31, 2022	May 3, 2022	May 11, 2022	0.5250	19,951

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Note 16. SEGMENT REPORTING

We conduct our business in two segments: 1) the wholesale segment and 2) the retail segment. The wholesale segment includes the wholesale distribution of motor fuel to lessee dealers, independent dealers, commission agents and company operated retail sites. We have exclusive motor fuel distribution contracts with lessee dealers who lease the property from us. We also have exclusive distribution contracts with independent dealers to distribute motor fuel but do not collect rent from the independent dealers. The retail segment includes the retail sale of motor fuel at retail sites operated by commission agents and the sale of convenience merchandise items and the retail sale of motor fuel at company operated sites. A commission agent site is a retail site where we retain title to the motor fuel inventory and sell it directly to our end user customers. At commission agent retail sites, we manage motor fuel inventory pricing and retain the gross profit on motor fuel sales, less a commission to the agent who operates the retail site. Similar to our wholesale segment, we also generate revenues through leasing or subleasing real estate in our retail segment.

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

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended March 31, 2022
Revenues from fuel sales to external customers	$583,121	$422,242	$—	$1,005,363
Intersegment revenues from fuel sales	344,001	—	(344,001)	—
Revenues from food and merchandise sales	—	62,347	—	62,347
Rent income	17,477	3,150	—	20,627
Other revenue	1,786	3,088	—	4,874
Total revenues	$946,385	$490,827	$(344,001)	$1,093,211

Operating income (loss)	$36,857	$676	$(27,814)	$9,719

Three Months Ended March 31, 2021
Revenues from fuel sales to external customers	$398,493	$197,487	$—	$595,980
Intersegment revenues from fuel sales	144,452	—	(144,452)	—
Revenues from food and merchandise sales	—	37,839	—	37,839
Rent income	17,700	2,772	—	20,472
Other revenue	1,134	1,859	—	2,993
Total revenues	$561,779	$239,957	$(144,452)	$657,284

Operating income (loss)	$24,905	$293	$(26,062)	$(864)

Receivables relating to the revenue streams above are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Receivables from fuel and merchandise sales	$32,716	$27,932
Receivables for rent and other lease-related charges	2,627	6,548
Total accounts receivable	$35,343	$34,480

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

The balance of unamortized costs incurred to obtain certain contracts with customers was $11.2 million and $11.0 million at March 31, 2022 and December 31, 2021, respectively. Amortization of such costs is recorded against operating revenues and amounted to $0.4 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

Receivables from rent and other lease-related charges are generally collected at the beginning of the month.

Note 17. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
(Increase) decrease:
Accounts receivable	$(1,177)	$(2,512)
Accounts receivable from related parties	198	(4)
Inventories	(6,314)	(1,104)
Other current assets	(1,854)	(1,359)
Other assets	(131)	(892)
Increase (decrease):
Accounts payable	12,645	3,063
Accounts payable to related parties	492	529
Motor fuel and sales taxes payable	(1,345)	859
Accrued expenses and other current liabilities	(388)	733
Other long-term liabilities	1,284	3,574
Changes in operating assets and liabilities, net of acquisitions	$3,410	$2,887

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for interest	$5,892	$2,996
Refunds received, net of cash paid for income taxes	(2)	(14)

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Three Months Ended March 31,
	2022	2021
Accrued capital expenditures	$2,664	$1,062
Lease liabilities arising from obtaining right-of-use assets	2,758	9,156

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
•
the effect of general economic and other conditions on our business; and
•
the anticipated results from the assets recently acquired from 7-Eleven.

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
•
Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three months ended March 31, 2022 and 2021 and non-GAAP financial measures.
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

Recent Developments

Acquisition of Assets from 7-Eleven

In February 2022, we closed on the final three properties of our 106-site acquisition from 7-Eleven for a purchase price of $3.6 million (including inventory and working capital), of which $1.8 million will be paid on or prior to February 8, 2027.

We funded these transactions primarily through the JKM Credit Facility, undrawn capacity under our CAPL Credit Facility and cash on hand.

See Note 2 to the financial statements for additional information regarding this acquisition.

Issuance of Preferred Membership Interests

On March 29, 2022, Holdings issued and sold 12,500 newly created Series A Preferred Interests to each of (i) Dunne Manning JKM LLC (the “DM Investor”), an entity affiliated with Joseph V. Topper, Jr., and (ii) John B. Reilly, III and a trust affiliated with Mr. Reilly ("the JBR Trust" and together with Mr. Reilly, the “JBR Investor;” and the JBR Investor, together with the DM Investor, the "Investors" and, each, an “Investor”) at a price of $1,000 per Series A Preferred Interest, for an aggregate purchase price of $25 million in cash (the “Preferred Issuance”), in reliance upon an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Preferred Issuance was consummated pursuant to an Investment Agreement, entered into as of March 29, 2022 (the “Investment Agreement”), by and among Holdings and each Investor. Following the Preferred Issuance, the Partnership indirectly retains 100% of the common interests of Holdings, and Holdings remains a consolidated subsidiary of the Partnership.

In light of the relationships between the Investors and the Partnership, the Preferred Issuance was reviewed by, and received the approval and recommendation of, the conflicts committee of the Board prior to execution of the Investment Agreement and consummation of the Preferred Issuance.

In connection with the Preferred Issuance, on March 29, 2022, LGP Operations LLC, a wholly owned subsidiary of the Partnership, each Investor and the Partnership entered into an amended and restated limited liability company agreement of Holdings to, among other things, set forth the rights, preferences, entitlements, restrictions and limitations of the Series A Preferred Interests. The Series A Preferred Interests have an initial liquidation preference of $1,000 per Series A Preferred Interest and are entitled to a preferred return at a rate of 9% per annum on the liquidation preference, compounded quarterly (the “preferred return”). Prior to October 16, 2026, the Series A Preferred Interests will not be entitled to receive distributions, but the preferred return instead will accumulate solely by way of an increase in the liquidation preference of the Series A Preferred Interests. From and after October 16, 2026, the preferred return will be payable in cash, on a quarterly basis. The Series A Preferred Interests are subject to exchange (i) upon a liquidation or deemed liquidation event of Holdings, (ii) upon a change of control of the Partnership, (iii) from and after March 1, 2024, at the option of the Partnership and Holdings, and (iv) on March 31, 2029, if any Series A Preferred Interests remain outstanding on such date (each of (i) through (iv), an “exchange”). Upon an exchange of any Series A Preferred Interests, the holders thereof will surrender each such Series A Preferred Interest in exchange for an amount equal to the then-current liquidation preference of such Series A Preferred Interest plus any preferred return accrued and unpaid with respect to the period from and after October 16, 2026 (the “Exchange Price”). The Exchange Price will be payable in common units of the Partnership or, if any holder of Series A Preferred Interests so elects, in cash. Any common units of the Partnership issued upon any exchange in payment of the Exchange Price will be valued at an amount equal to $23.74 per common unit, which is equal to 115% of the volume weighted average price of a Partnership common unit on the NYSE over the twenty trading-day period ending on March 28, 2022, the trading day immediately prior to the date of the Preferred Issuance.

The net proceeds received by Holdings in its sale of the Series A Preferred Interests were contributed to CAPL JKM Partners, which in turn used such proceeds to prepay a portion of the outstanding indebtedness under the Term Loan Facility. As a result of this prepayment, CAPL JKM Partners does not need to make a principal payment on the Term Loan Facility until April 1, 2023.

See Note 13 to the financial statements for additional information on the preferred membership interests.

COVID-19 Pandemic

During the first quarter of 2020, an outbreak of a novel strain of coronavirus spread worldwide, including to the U.S., posing public health risks that reached pandemic proportions. We experienced a sharp decrease in fuel volume in mid-to-late March 2020. Although fuel volumes largely recovered during the second half of 2020 and continued to recover in 2021 and 2022, we cannot predict the scope and severity with which COVID-19 will impact our business. Sustained decreases in fuel volume or erosion of margin could have a material adverse effect on our results of operations, cash flow, financial position and ultimately our ability to pay distributions.

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

•
From late June 2021 through December 31, 2021, we closed on the purchase of 103 sites of our 106-site acquisition from 7-Eleven, and in July 2021, we entered into a new credit agreement and amended our existing credit facility as further described in Notes 3 and 12 to the financial statements. In February 2022, we closed on the final three properties.
•
In March 2022, Holdings issued $25 million in preferred membership interests as further described in Note 13 to the financial statements.

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating revenues	$1,093,211	$657,284
Costs of sales	1,014,381	602,416
Gross profit	78,830	54,868

Operating expenses:
Operating expenses	42,109	29,403
General and administrative expenses	6,483	7,650
Depreciation, amortization and accretion expense	20,275	18,031
Total operating expenses	68,867	55,084
Loss on dispositions and lease terminations, net	(244)	(648)
Operating income (loss)	9,719	(864)
Other income, net	130	88
Interest expense	(6,661)	(3,497)
Income (loss) before income taxes	3,188	(4,273)
Income tax benefit	(1,859)	(306)
Net income (loss) available to limited partners	$5,047	$(3,967)

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Consolidated Results

Operating revenues increased $436 million (66%) and gross profit increased $24 million (44%).

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•
A $385 million (68%) increase in our wholesale segment revenues primarily attributable to a 73% increase in the average daily spot price of WTI crude oil to $95.18 per barrel for the first quarter of 2022, compared to $58.09 per barrel for the first quarter of 2021. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” In addition, volume increased 10% primarily as a result of volume generated by the acquisition of assets from 7-Eleven.
•
A $251 million (105%) increase in our retail segment revenues primarily attributable to a 44% increase in the average retail fuel price from the first quarter of 2021 to the first quarter of 2022 primarily due to the increase in wholesale motor fuel prices as noted above. Volume also increased 48% for the first quarter of 2022 compared to the first quarter of 2021 as a result of the acquisition of assets from 7-Eleven. Lastly, merchandise revenues increased $24.5 million (65%) driven by the acquisition of assets from 7-Eleven.

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

Our intersegment revenues increased $200 million (138%), primarily attributable to the increase in wholesale fuel prices and the incremental intersegment revenues generated by the company operated sites acquired in the acquisition of assets from 7-Eleven.

Cost of sales

Cost of sales increased $412 million (68%), which was a result of the increase in wholesale motor fuel prices and the acquisition of assets from 7-Eleven discussed above.

Gross profit

Gross profit increased $24 million (44%), which was primarily driven by increases in motor fuel, merchandise and other gross profit due to the acquisition of assets from 7-Eleven along with realizing a higher margin per gallon. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses decreased $1.2 million (15%) primarily due to a $1.5 million decrease in acquisition-related costs driven by a reduction in legal fees incurred in connection with the acquisition of assets from 7-Eleven as compared to the first quarter of 2021, partially offset by a $0.4 million increase in equity-based compensation expense as a result of more grants being outstanding during the first quarter of 2022 as compared to the same period of the prior year.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $2.2 million (12%) primarily from incremental depreciation, amortization and accretion expense from the property and equipment and intangible assets acquired in the acquisition of assets from 7-Eleven. This increase was partially offset by a $1.6 million decrease in impairment charges as compared to the same period of 2021 related to our ongoing real estate rationalization effort and the resulting reclassification of these sites to assets held for sale.

Gain on dispositions and lease terminations, net

During the three months ended March 31, 2022, we recorded a $0.5 million loss on lease terminations and asset disposals, partially offset by a $0.3 million gain in connection with our ongoing real estate rationalization effort.

During the three months ended March 31, 2021, we recorded a $0.7 million loss related to lease terminations and asset disposals.

Interest expense

Interest expense increased $3.2 million (90%), primarily driven by $1.2 million in interest expense incurred on the JKM Credit Facility along with a $0.4 million increase in amortization of deferred financing costs as a result of entering into the JKM Credit Facility and the amendment to the CAPL Credit Facility. In addition, we incurred $1.6 million more in interest expense on the CAPL Credit Facility due both to an increase in the LIBOR rate and the higher outstanding balance driven by the borrowings to fund a portion of the purchase price of the acquisition of assets from 7-Eleven.

Income tax expense/benefit

We recorded an income tax benefit of $1.9 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively, driven by losses incurred by our taxable subsidiaries.

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

Wholesale

The following table highlights the results of operations and certain operating metrics of our wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended March 31,
	2022	2021
Gross profit:
Motor fuel–third party	$16,185	$15,523
Motor fuel–intersegment and related party	16,619	5,729
Motor fuel gross profit	32,804	21,252
Rent gross profit	12,339	12,493
Other revenues	1,786	1,134
Total gross profit	46,929	34,879
Operating expenses	(10,072)	(9,974)
Operating income	$36,857	$24,905
Motor fuel distribution sites (end of period): (a)
Motor fuel–third party
Independent dealers (b)	656	683
Lessee dealers (c)	642	648
Total motor fuel distribution–third party sites	1,298	1,331
Motor fuel–intersegment and related party
Commission agents (Retail segment) (c)	201	205
Company operated retail sites (Retail segment) (d)	255	151
Total motor fuel distribution–intersegment and related party sites	456	356
Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	1,302	1,338
Motor fuel-intersegment and related party distribution	453	356
Total motor fuel distribution sites	1,755	1,694
Volume of gallons distributed
Third party	203,915	213,708
Intersegment and related party	116,329	78,072
Total volume of gallons distributed	320,244	291,780

Wholesale margin per gallon	$0.102	$0.073

(a)
In addition, as of March 31, 2022 and 2021, respectively, we distributed motor fuel to 15 and 13 sub-wholesalers who distributed to additional sites.
(b)
The decrease in the independent dealer site count was primarily attributable to loss of contracts, most of which were lower margin, partially offset by the increase in independent dealer sites as a result of the real estate rationalization effort and the resulting reclassification of the site from a lessee dealer or commission site to an independent dealer site when we continue to supply the site after divestiture.
(c)
The decreases in the lessee dealer and commission agent site counts were primarily attributable to our real estate rationalization effort.
(d)
The increase in the company operated site count was primarily attributable to the 106 company operated sites acquired from 7-Eleven.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Gross profit increased $12.1 million (35%) and operating income increased $12.0 million (48%). These results were impacted by:

Motor fuel gross profit

The $11.6 million (54%) increase in motor fuel gross profit was primarily driven by a 10% increase in volume as a result of the acquisition of assets from 7-Eleven. Our DTW margins were also higher for the first quarter of 2022 as compared to the first quarter of 2021 due to greater volatility in the price of crude oil in the first quarter of 2022 as compared to the first quarter of 2021. In addition, we benefited from higher terms discounts as a result of higher crude prices. The average spot price of WTI crude oil increased 64% from $58.09 per barrel for the first quarter of 2021 to $95.18 per barrel for the first quarter of 2022. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Operating expenses

Operating expenses increased $0.1 million (1%), primarily as a result of an increase in management fees relating to an increase in headcount, partially offset by a decrease in maintenance and environmental costs.

Retail

The following table highlights the results of operations and certain operating metrics of our retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands, except for the number of retail sites):

	Three Months Ended March 31,
	2022	2021
Gross profit:
Motor fuel	$10,496	$5,433
Merchandise	16,682	10,364
Rent	2,447	2,066
Other revenue	3,088	1,859
Total gross profit	32,713	19,722
Operating expenses	(32,037)	(19,429)
Operating income	$676	$293

Retail sites (end of period):
Commission agents (a)	201	205
Company operated retail sites (b)	255	151
Total system sites at the end of the period	456	356

Total system operating statistics:
Average retail fuel sites during the period	454	356
Volume of gallons sold	116,040	78,235

Commission agents statistics:
Average retail fuel sites during the period	200	205

Company operated retail site statistics:
Average retail fuel sites during the period	254	151
Merchandise gross profit percentage	26.8%	27.4%

(a)
The decrease in the commission site count was primarily attributable to our real estate rationalization effort.
(b)
The increase in the company operated site count was primarily attributable to the 106 company operated sites acquired from 7-Eleven.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Gross profit increased $13.0 million (66%) and operating income increased $0.4 million (131%). These results were impacted by:

Gross profit

•
Our motor fuel gross profit increased $5.1 million (93%) attributable to a 48% increase in volume stemming from the sites acquired from 7-Eleven. In addition, we realized a higher margin per gallon for the three months ended March 31, 2022 as compared to the same period in 2021 as company operated sites comprised a greater percentage of the overall retail segment. Our company operated sites typically have a higher retail fuel margin than commission agent sites.
•
Our merchandise gross profit and other revenues increased $6.3 million (61%) and $1.2 million (66%), respectively, driven by the sites acquired from 7-Eleven.

Operating expenses

Operating expenses increased $12.6 million (65%) primarily due to a $12.1 million increase driven by the sites acquired from 7-Eleven.

Non-GAAP Financial Measures

We use the non-GAAP financial measures EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio. EBITDA represents net income available to us before deducting interest expense, income taxes and depreciation, amortization and accretion (which includes certain impairment charges). Adjusted EBITDA represents EBITDA as further adjusted to exclude equity-based compensation expense, gains or losses on dispositions and lease terminations, net and certain discrete acquisition related costs, such as legal and other professional fees, separation benefit costs and certain other discrete non-cash items arising from purchase accounting. Distributable Cash Flow represents Adjusted EBITDA less cash interest expense, sustaining capital expenditures and current income tax expense. The Distribution Coverage Ratio is computed by dividing Distributable Cash Flow by distributions paid.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Three Months Ended March 31,
	2022	2021
Net income (loss) available to limited partners	$5,047	$(3,967)
Interest expense	6,661	3,497
Income tax benefit	(1,859)	(306)
Depreciation, amortization and accretion expense	20,275	18,031
EBITDA	30,124	17,255
Equity-based employee and director compensation expense	732	368
Loss on dispositions and lease terminations, net	244	648
Acquisition-related costs (a)	868	2,394
Adjusted EBITDA	31,968	20,665
Cash interest expense	(5,981)	(3,236)
Sustaining capital expenditures (b)	(1,554)	(1,392)
Current income tax expense	(185)	(284)
Distributable Cash Flow	$24,248	$15,753
Distributions paid	19,896	19,881
Distribution Coverage Ratio (c)	1.22x	0.79x

(a)
Relates to certain discrete acquisition related costs, such as legal and other professional fees, separation benefit costs and certain purchase accounting adjustments associated with recently acquired businesses.
(b)
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
(c)
In 2022, we updated our calculation of our Distribution Coverage Ratio to divide Distributable Cash Flow by distributions paid, whereas in prior periods, our Distribution Coverage Ratio was calculated as Distributable Cash Flow divided by the weighted-average diluted common units and then divided that result by distributions paid per limited partner unit.

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

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$28,388	$17,668
Net cash used in investing activities	(9,326)	(9,643)
Net cash used in financing activities	(15,561)	(7,584)

Operating Activities

Net cash provided by operating activities increased $10.7 million for the three months ended March 31, 2022 compared to the same period in 2021, primarily attributable to the incremental cash flow generated by the sites acquired from 7-Eleven and the strong DTW margins in the first quarter of 2022.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as well as operating lease obligations as compared to the shorter settlement of receivables for fuel and rent.

Investing Activities

We incurred capital expenditures of $8.9 million and $10.6 million for the three months ended March 31, 2022 and 2021, respectively. The decrease was largely driven by a reduction in EMV upgrades during 2022, partially offset by the rebranding of certain sites, including the sites acquired from 7-Eleven. We paid $1.9 million during the three months ended March 31, 2022 in connection with the closing of the final three sites acquired from 7-Eleven. We received $1.5 million and $0.9 million in proceeds primarily from the sale of sites in connection with our real estate rationalization effort for the three months ended March 31, 2022 and 2021, respectively.

Financing Activities

We paid $19.9 million in distributions for each of the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022 and 2021, respectively, we made total net repayments on our credit facilities of $19.5 million and $13.0 million. We received $24.5 million in net proceeds from the issuance of preferred membership interests during the three months ended March 31, 2022.

Distributions

Distribution activity for 2021 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2021	February 3, 2022	February 10, 2022	$0.5250	$19,942
March 31, 2022	May 3, 2022	May 11, 2022	0.5250	19,951

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Debt

As of March 31, 2022, our debt and finance lease obligations consisted of the following (in thousands):

CAPL Credit Facility	$630,000
JKM Credit Facility	163,580
Finance lease obligations	16,150
Total debt and finance lease obligations	809,730
Current portion	2,774
Noncurrent portion	806,956
Deferred financing costs, net	7,922
Noncurrent portion, net of deferred financing costs	$799,034

Taking the interest rate swap contracts into account, our effective interest rate on our CAPL Credit Facility at March 31, 2022 was 2.9% (our applicable margin was 2.5% as of March 31, 2022). Letters of credit outstanding under our CAPL Credit Facility at March 31, 2022 totaled $4.0 million.

Our effective interest rate on our JKM Credit Facility at March 31, 2022 was 2.8% (our applicable margin was 2.5% as of March 31, 2022). Letters of credit outstanding under our JKM Credit Facility at March 31, 2022 totaled $0.8 million.

The amount of availability under our CAPL Credit Facility at May 5, 2022, after taking into consideration debt covenant restrictions, was $133.5 million.

The amount of availability under the JKM Credit Facility at May 5, 2022, after taking into consideration debt covenant restrictions, was $9.6 million.

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

The following table outlines our capital expenditures (in thousands):

	Three Months Ended March 31,
	2022	2021
Sustaining capital	$1,554	$1,392
Growth	7,380	9,229
Acquisitions	1,885	—
Total capital expenditures and acquisitions	$10,819	$10,621

Growth capital expenditures decreased primarily due a decrease in EMV upgrades during 2022 as compared with 2021, partially offset by the rebranding of certain sites, including the sites acquired from 7-Eleven.

Concentration of Customers

For the three months ended March 31, 2022 and 2021, respectively, approximately 22% and 18% of our rent income was from two multi-site operators.

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

Our results for 2022 relative to 2021 are anticipated to be impacted by the acquisition of assets from 7-Eleven, which is anticipated to increase gross profit both within the wholesale and retail segments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No significant changes to our market risk have occurred since December 31, 2021. For a discussion of market risks affecting us, refer to Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk” included in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this report included in Note 11 of the financial statements.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors disclosed in the section entitled "Risk Factors" in our Form 10-K during the period covered by this report.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1

Investment Agreement, dated March 29, 2022, between CAPL JKM Holdings LLC, Dunne Manning JKM LLC, John B. Reilly III, and the John B. Reilly Trust created under that certain 2008 Irrevocable Agreement of Trust of John B. Reilly (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 30, 2022)

10.2

Amended and Restated Limited Liability Company Agreement of CAPL JKM Holdings LLC, dated as of March 29, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 30, 2022)

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

Date: May 9, 2022