Form 10-Q
period 2022-06-30
CrossAmerica Partners LP
filed 2022-08-09
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, the registrant had outstanding 37,928,970 common units.

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

Omnibus Agreement

The Omnibus Agreement, effective January 1, 2020, by and among the Partnership, the General Partner and DMI. The terms of the Omnibus Agreement were approved by the independent conflicts committee of the Board, which is composed of the independent directors of the Board. Pursuant to the Omnibus Agreement, DMI agrees, among other things, to provide, or cause to be provided, to the Partnership certain management services at cost without markup.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,572	$7,648
Accounts receivable, net of allowances of $542 and $458, respectively	48,456	33,331
Accounts receivable from related parties	1,194	1,149
Inventory	56,770	46,100
Assets held for sale	4,649	4,907
Other current assets	20,804	13,180
Total current assets	135,445	106,315
Property and equipment, net	745,594	755,454
Right-of-use assets, net	164,934	169,333
Intangible assets, net	100,232	114,187
Goodwill	99,409	100,464
Other assets	29,794	24,389
Total assets	$1,275,408	$1,270,142

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$5,575	$10,939
Current portion of operating lease obligations	35,212	34,832
Accounts payable	87,730	67,173
Accounts payable to related parties	7,581	7,679
Accrued expenses and other current liabilities	21,121	20,682
Motor fuel and sales taxes payable	21,325	22,585
Total current liabilities	178,544	163,890
Debt and finance lease obligations, less current portion	788,199	810,635
Operating lease obligations, less current portion	135,328	140,149
Deferred tax liabilities, net	9,505	12,341
Asset retirement obligations	46,212	45,366
Other long-term liabilities	46,533	41,203
Total liabilities	1,204,321	1,213,584

Commitments and contingencies

Preferred membership interests	24,993	—

Equity:
Common units—37,912,710 and 37,896,556 units issued and outstanding at June 30, 2022 and December 31, 2021, respectively	32,412	53,528
Accumulated other comprehensive income	13,682	3,030
Total equity	46,094	56,558
Total liabilities and equity	$1,275,408	$1,270,142

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except unit and per unit amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenues (a)	$1,475,033	$859,334	$2,568,244	$1,516,618
Cost of sales (b)	1,386,088	794,240	2,400,469	1,396,656
Gross profit	88,945	65,094	167,775	119,962

Operating expenses:
Operating expenses (c)	42,216	31,070	84,325	60,473
General and administrative expenses	5,680	6,876	12,163	14,526
Depreciation, amortization and accretion expense	19,919	19,583	40,194	37,614
Total operating expenses	67,815	57,529	136,682	112,613
(Loss) gain on dispositions and lease terminations, net	(58)	597	(302)	(51)
Operating income	21,072	8,162	30,791	7,298
Other income, net	102	204	232	292
Interest expense	(7,321)	(3,870)	(13,982)	(7,367)
Income before income taxes	13,853	4,496	17,041	223
Income tax benefit	(113)	(293)	(1,972)	(599)
Net income	13,966	4,789	19,013	822
Accretion of preferred membership interests	563	—	563	—
Net income available to limited partners	$13,403	$4,789	$18,450	$822

Basic and diluted earnings per common unit	$0.35	$0.13	$0.49	$0.02

Weighted-average limited partner units:
Basic common units	37,912,710	37,874,868	37,906,463	37,872,079
Diluted common units	37,957,434	37,905,010	37,951,466	37,902,225

Supplemental information:
(a) includes excise taxes of:	$71,601	$50,047	$138,460	$93,753
(a) includes rent income of:	20,849	20,862	41,476	41,334
(b) excludes depreciation, amortization and accretion
(b) includes rent expense of:	5,945	6,031	11,786	11,944
(c) includes rent expense of:	3,801	3,265	7,509	6,461

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$19,013	$822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	40,194	37,614
Amortization of deferred financing costs	1,370	521
Credit loss expense	88	32
Deferred income tax benefit	(2,836)	(921)
Equity-based employee and director compensation expense	954	754
Loss on dispositions and lease terminations, net	302	51
Changes in operating assets and liabilities, net of acquisitions	(4,426)	2,141
Net cash provided by operating activities	54,659	41,014

Cash flows from investing activities:
Principal payments received on notes receivable	66	85
Proceeds from sale of assets	3,793	5,600
Capital expenditures	(16,403)	(21,911)
Cash paid in connection with acquisitions, net of cash acquired	(1,885)	(4,166)
Net cash used in investing activities	(14,429)	(20,392)

Cash flows from financing activities:
Borrowings under revolving credit facilities	57,600	57,000
Repayments on revolving credit facilities	(61,620)	(36,399)
Borrowings under the Term Loan Facility	1,120	—
Repayments on the Term Loan Facility	(24,600)	—
Net proceeds from issuance of preferred membership interests	24,430	—
Payments of finance lease obligations	(1,337)	(1,287)
Payments of deferred financing costs	(6)	—
Distributions paid on distribution equivalent rights	(93)	(63)
Distributions paid on common units	(39,800)	(39,765)
Net cash used in financing activities	(44,306)	(20,514)
Net increase in cash and cash equivalents	(4,076)	108

Cash and cash equivalents at beginning of period	7,648	513
Cash and cash equivalents at end of period	$3,572	$621

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

(Unaudited)

	Limited Partners’ Interest
	Common Unitholders		AOCI	Total Equity
	Units	Dollars	Dollars	Dollars
Balance at December 31, 2021	37,896,556	$53,528	$3,030	$56,558
Net income	—	5,047	—	5,047
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	8,113	8,113
Realized loss on interest rate swap contracts reclassified from AOCI into interest expense	—	—	206	206
Total other comprehensive income	—	—	8,319	8,319
Comprehensive income	—	5,047	8,319	13,366
Issuance of units related to 2021 Bonus Plan	16,154	327	—	327
Distributions paid	—	(19,942)	—	(19,942)
Balance at March 31, 2022	37,912,710	$38,960	$11,349	$50,309

Net income	—	13,966	—	13,966
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	2,584	2,584
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(251)	(251)
Total other comprehensive income	—	—	2,333	2,333
Comprehensive income	—	13,966	2,333	16,299
Accretion of preferred membership interests	—	(563)	—	(563)
Distributions paid	—	(19,951)	—	(19,951)
Balance at June 30, 2022	37,912,710	$32,412	$13,682	$46,094

Balance at December 31, 2020	37,868,046	$112,124	$(2,456)	$109,668
Net loss	—	(3,967)	—	(3,967)
Other comprehensive loss
Unrealized gain on interest rate swap contracts	—	—	2,017	2,017
Realized loss on interest rate swap contracts reclassified from AOCI into interest expense	—	—	231	231
Total other comprehensive income	—	—	2,248	2,248
Comprehensive (loss) income	—	(3,967)	2,248	(1,719)
Issuance of units related to 2020 Bonus Plan	6,822	126	—	126
Tax effect from intra-entity transfer of assets	—	(757)	—	(757)
Distributions paid	—	(19,912)	—	(19,912)
Balance at March 31, 2021	37,874,868	$87,614	$(208)	$87,406

Net income	—	4,789	—	4,789
Other comprehensive income
Unrealized loss on interest rate swap contracts	—	—	(68)	(68)
Realized loss on interest rate swap contracts reclassified from AOCI into interest expense	—	—	253	253
Total other comprehensive income	—	—	185	185
Comprehensive income	—	4,789	185	4,974
Tax effect from intra-entity transfer of assets	—	(325)	—	(325)
Distributions paid	—	(19,916)	—	(19,916)
Balance at June 30, 2021	37,874,868	$72,162	$(23)	$72,139

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

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2021 has been derived from our audited financial statements and notes thereto as of that date.

Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters. The COVID-19 Pandemic has impacted our business and these seasonal trends typical in our business. See the “COVID-19 Pandemic” section below.

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

Concentration Risk

For the six months ended June 30, 2022 and 2021, respectively, our wholesale business purchased approximately 81% and 79% of its motor fuel from four suppliers. Approximately 24% and 29% of our motor fuel gallons sold for the six months ended June 30, 2022 and 2021, respectively, were delivered by two carriers.

For the six months ended June 30, 2022 and 2021, respectively, approximately 21% and 19% of our rent income was from two multi-site operators.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2022 and 2021, respectively, approximately 47% and 49% of our merchandise was purchased from one supplier.

COVID-19 Pandemic

During the first quarter of 2020, an outbreak of a novel strain of coronavirus spread worldwide, including to the U.S., posing public health risks that reached pandemic proportions. We experienced a sharp decrease in fuel volume in mid-to-late March 2020. Although fuel volumes largely recovered during the second half of 2020 and continued to recover in 2021 and 2022, we cannot predict the scope and severity with which COVID-19 will impact our business. Sustained decreases in fuel volume, erosion of margin and/or volatility in fuel prices could have a material adverse effect on our results of operations, cash flow, financial position and ultimately our ability to pay distributions.

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

Inventories	$271
Other current assets	30
Property and equipment	8,171
Intangible assets	(3,498)
Goodwill	(1,027)
Total assets	$3,947

Accrued expenses and other current liabilities	144
Other non-current liabilities	1,800
Asset retirement obligations	118
Total liabilities	$2,062
Net assets acquired	$1,885

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. ASSETS HELD FOR SALE

We have classified 9 sites and 12 sites as held for sale at June 30, 2022 and December 31, 2021, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	June 30,	December 31,
	2022	2021
Land	$3,111	$3,042
Buildings and site improvements	1,840	2,231
Equipment	837	939
Total	5,788	6,212
Less accumulated depreciation	(1,139)	(1,305)
Assets held for sale	$4,649	$4,907

The Partnership has continued to focus on divesting lower performing assets. During the three and six months ended June 30, 2022, we sold five and nine properties for $2.3 million and $3.8 million in proceeds, resulting in a net gain of $0.5 million and $0.9 million, respectively. During the three and six months ended June 30, 2021, we sold six and nine properties for $3.0 million and $3.9 million in proceeds, resulting in net gains of $1.1 million and $1.1 million, respectively.

See Note 5 for information regarding impairment charges primarily recorded upon classifying sites within assets held for sale.

Note 4. INVENTORIES

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Retail site merchandise	$22,903	$22,518
Motor fuel	33,867	23,582
Inventories	$56,770	$46,100

Note 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Land	$324,700	$321,813
Buildings and site improvements	360,743	358,335
Leasehold improvements	13,984	13,437
Equipment	327,031	314,393
Construction in progress	7,985	9,457
Property and equipment, at cost	1,034,443	1,017,435
Accumulated depreciation and amortization	(288,849)	(261,981)
Property and equipment, net	$745,594	$755,454

We recorded impairment charges of $0.5 million and $2.9 million during the three months ended June 30, 2022 and 2021 and $1.2 million and $5.2 million during the six months ended June 30, 2022 and 2021, respectively, included within depreciation, amortization and accretion expenses on the statements of operations. These impairment charges were primarily related to sites initially classified within assets held for sale in connection with our ongoing real estate rationalization effort.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$208,697	$(109,499)	$99,198	$212,194	$(99,124)	$113,070
Trademarks/licenses	2,208	(1,212)	996	2,208	(1,174)	1,034
Covenant not to compete	450	(412)	38	450	(367)	83
Total intangible assets	$211,355	$(111,123)	$100,232	$214,852	$(100,665)	$114,187

See Note 2 regarding the purchase accounting for the final three sites acquired from 7-Eleven during the first quarter.

Note 7. GOODWILL

Changes in goodwill during 2022 were as follows (in thousands):

	Wholesale Segment	Retail Segment	Consolidated
Balance at December 31, 2021	$82,328	$18,136	$100,464
Adjustments to purchase accounting	(738)	(317)	(1,055)
Balance at June 30, 2022	$81,590	$17,819	$99,409

See Note 2 regarding the purchase accounting for the final three sites acquired from 7-Eleven during the first quarter.

Note 8. DEBT

Our balances for long-term debt and finance lease obligations were as follows (in thousands):

	June 30,	December 31,
	2022	2021
CAPL Credit Facility	$626,555	$630,575
JKM Credit Facility	158,980	182,460
Finance lease obligations	15,471	16,809
Total debt and finance lease obligations	801,006	829,844
Current portion	5,575	10,939
Noncurrent portion	795,431	818,905
Deferred financing costs, net	7,232	8,270
Noncurrent portion, net of deferred financing costs	$788,199	$810,635

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 13 for information regarding the issuance of preferred membership interests during the first quarter, the proceeds of which were used to pay off borrowings under the Term Loan Facility. As of June 30, 2022, future principal payments on debt and future minimum rental payments on finance lease obligations were as follows (in thousands):

	Debt	Finance Lease Obligations	Total
Remaining in 2022	$—	$1,631	$1,631
2023	8,261	3,328	11,589
2024	637,570	3,427	640,997
2025	11,015	3,527	14,542
2026	128,689	3,629	132,318
2027	—	1,221	1,221
Total future payments	785,535	16,763	802,298
Less interest component	—	1,292	1,292
	785,535	15,471	801,006
Current portion	2,754	2,821	5,575
Long-term portion	$782,781	$12,650	$795,431

CAPL Credit Facility

Our CAPL Credit Facility is secured by substantially all of our assets, including our equity interest in Holdings, other than the assets of unrestricted subsidiaries designated as such under the CAPL Credit Facility. Holdings and its subsidiaries are unrestricted subsidiaries under the CAPL Credit Facility.

Taking the interest rate swap contracts described in Note 9 into account, our effective interest rate on our CAPL Credit Facility at June 30, 2022 was 3.2% (our applicable margin was 2.25% as of June 30, 2022).

Letters of credit outstanding at June 30, 2022 and December 31, 2021 totaled $4.0 million.

As of June 30, 2022, we were in compliance with our financial covenants under the CAPL Credit Facility. The amount of availability under the CAPL Credit Facility at June 30, 2022, after taking into consideration debt covenant restrictions, was $119.4 million.

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

Our borrowings under the JKM Credit Facility had a weighted-average interest rate of 3.6% as of June 30, 2022 (LIBOR plus an applicable margin, which was 2.5% as of June 30, 2022).

Letters of credit outstanding at June 30, 2022 and December 31, 2021 totaled $0.8 million.

As of June 30, 2022, we were in compliance with our financial covenants under the JKM Credit Facility. The amount of availability under the JKM Credit Facility at June 30, 2022, after taking into consideration debt covenant restrictions, was $10.0 million.

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

The fair value of these interest rate swap contracts, for which the current portion is included in other current assets and the noncurrent portion is included in other assets, totaled $13.7 million and $3.0 million at June 30, 2022 and December 31, 2021, respectively. See Note 12 for additional information on the fair value of the interest rate swap contracts.

We report the unrealized gains and losses on our interest rate swap contracts designated as highly effective cash flow hedges as a component of other comprehensive income and reclassify such gains and losses into earnings in the same period during which the hedged interest expense is recorded. We recognized a net realized gain (loss) from settlements of the interest rate swap contracts of $0.3 million and $(0.3) million for the three months ended June 30, 2022 and 2021 and an insignificant amount and $(0.5) million for the six months ended June 30, 2022 and 2021, respectively.

We currently estimate that a gain of $8.0 million will be reclassified from AOCI into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Note 10. RELATED-PARTY TRANSACTIONS

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from TopStar, an entity affiliated with Joseph V. Topper, Jr., a member of the Board, were $22.7 million and $14.6 million for the three months ended June 30, 2022 and 2021 and $39.8 million and $25.8 million for the six months ended June 30, 2022 and 2021, respectively. Accounts receivable from TopStar were $1.2 million and $1.3 million at June 30, 2022 and December 31, 2021, respectively.

CrossAmerica leases real estate from the Topper Group. Rent expense under these lease agreements was $2.5 million and $2.2 million for the three months ended June 30, 2022 and 2021 and $4.8 million and $4.5 million for the six months ended June 30, 2022 and 2021, respectively.

Omnibus Agreement

We incurred expenses under the Omnibus Agreement, including costs for store level personnel at our company operated sites, totaling $20.5 million and $13.0 million for the three months ended June 30, 2022 and 2021 and $40.6 million and $25.8 million for the six months ended June 30, 2022 and 2021, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statements of operations. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Omnibus Agreement totaled $5.1 million and $3.7 million at June 30, 2022 and December 31, 2021, respectively.

Common Unit Distributions and Other Equity Transactions

We distributed $7.7 million and $9.7 million to the Topper Group related to its ownership of our common units during the three months ended June 30, 2022 and 2021 and $15.3 million and $19.4 million for the six months ended June 30, 2022 and 2021, respectively.

We distributed $2.6 million and $0.5 million to affiliates of John B. Reilly, III related to their ownership of our common units during the three months ended June 30, 2022 and 2021 and $5.2 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively.

See Note 13 for information regarding the issuance of preferred membership interests to related parties.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maintenance and Environmental Costs

Certain maintenance and environmental remediation activities are performed by an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.6 million and $0.4 million for the three months ended June 30, 2022 and 2021 and $0.9 million for the six months ended June 30, 2022 and 2021, respectively. Accounts payable to this related party amounted to $0.3 million at June 30, 2022.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board. Merchandise costs amounted to $5.4 million and $5.0 million for three months ended June 30, 2022 and 2021 and $9.9 million and $9.2 million for the six months ended June 30, 2022 and 2021, respectively. Amounts payable to this related party amounted to $2.2 million and $1.5 million at June 30, 2022 and December 31, 2021, respectively.

Vehicle Lease

In connection with the services rendered under the Omnibus Agreement, we lease certain vehicles from an entity affiliated with Joseph V. Topper, Jr., a member of the Board, as approved by the independent conflicts committee of the Board. Lease expense was an insignificant amount for the three and six months ended June 30, 2022 and 2021.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We lease office space from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $0.2 million and $0.4 million for the three months ended June 30, 2022 and 2021 and $0.5 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively.

Public Relations and Website Consulting Services

We have engaged a company affiliated with a member of the Board for public relations and website consulting services. The cost of these services was insignificant for the three and six months ended June 30, 2022 and 2021.

Note 11. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. In the event we fail to purchase the required minimum volume for a given contract year, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. We did not incur any significant penalties during the six months ended June 30, 2022 or 2021.

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

We maintain insurance of various types with varying levels of coverage that is considered adequate under the circumstances to cover operations and properties. The insurance policies are subject to deductibles that are considered reasonable and not excessive. In addition, we have entered into indemnification and escrow agreements with various sellers in conjunction with acquisitions. Financial responsibility for environmental remediation is negotiated in connection with each acquisition transaction. In each case, an assessment is made of potential environmental liability exposure based on available information. Based on that assessment and relevant economic and risk factors, a determination is made whether to, and the extent to which we will, assume liability for existing environmental conditions.

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $8.5 million and $5.4 million at June 30, 2022 and December 31, 2021, respectively. Indemnification assets related to third-party escrow funds, state funds or insurance recorded on the balance sheet within other current assets and other noncurrent assets totaled $6.6 million and $3.2 million at June 30, 2022 and December 31, 2021, respectively. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of June 30, 2022 and December 31, 2021 due to the short-term maturity of these instruments. The fair values of borrowings under the CAPL Credit Facility and JKM Credit Facility approximated their carrying values as of June 30, 2022 and December 31, 2021 due to the frequency with which interest rates are reset and the consistency of the market spread.

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

The preferred membership interests are presented in mezzanine equity on the balance sheet and the carrying amount will be accreted to the Exchange Price over time. We recorded accretion of the preferred membership interests of $0.6 million for the three and six months ended June 30, 2022.

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

We recorded an income tax benefit of $0.1 million and $0.3 million for the three months ended June 30, 2022 and 2021 and an income tax benefit of $2.0 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively, as a result of the losses incurred by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only LGWS and Joe’s Kwik Marts are subject to income tax.

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

We applied the if-converted method to the preferred membership interests in accordance with Accounting Standards Update No. 2020-06 for purposes of computing diluted earnings per unit; however, the preferred membership interests are antidilutive.

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Distributions paid	$19,904	$19,884	$39,800	$39,765
Allocation of distributions in excess of net income	(6,501)	(15,095)	(21,350)	(38,943)
Limited partners’ interest in net income - basic and diluted	$13,403	$4,789	$18,450	$822
Denominator:
Weighted-average common units outstanding - basic	37,912,710	37,874,868	37,906,463	37,872,079
Adjustment for phantom and phantom performance units (a)	44,724	30,142	45,003	30,146
Weighted-average common units outstanding - diluted	37,957,434	37,905,010	37,951,466	37,902,225
Net income per common unit - basic and diluted	$0.35	$0.13	$0.49	$0.02

Distributions paid per common unit	$0.5250	$0.5250	$1.0500	$1.0500
Distributions declared (with respect to each respective period) per common unit	$0.5250	$0.5250	$1.0500	$1.0500

(a) 1,076,769 and 553,257 potentially dilutive units related to the preferred membership interests were excluded from the calculation of diluted earnings per unit because including them would have been antidilutive for the three and six months ended June 30, 2022, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions

Distribution activity for 2022 is as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2021	February 3, 2022	February 10, 2022	0.5250	19,896
March 31, 2022	May 3, 2022	May 11, 2022	0.5250	19,904
June 30, 2022	August 3, 2022	August 10, 2022	0.5250	19,913

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended June 30, 2022
Revenues from fuel sales to external customers	$795,924	$579,325	$—	$1,375,249
Intersegment revenues from fuel sales	493,423	—	(493,423)	—
Revenues from food and merchandise sales	—	73,934	—	73,934
Rent income	17,839	3,010	—	20,849
Other revenue	1,807	3,194	—	5,001
Total revenues	$1,308,993	$659,463	$(493,423)	$1,475,033

Operating income (loss)	$44,264	$3,420	$(26,612)	$21,072

Three Months Ended June 30, 2021
Revenues from fuel sales to external customers	$530,099	$260,125	$—	$790,224
Intersegment revenues from fuel sales	198,878	—	(198,878)	—
Revenues from food and merchandise sales	—	45,208	—	45,208
Rent income	18,209	2,653	—	20,862
Other revenue	729	2,311	—	3,040
Total revenues	$747,915	$310,297	$(198,878)	$859,334

Operating income (loss)	$33,244	$953	$(26,035)	$8,162

Six Months Ended June 30, 2022
Revenues from fuel sales to external customers	$1,379,045	$1,001,567	$—	$2,380,612
Intersegment revenues from fuel sales	837,424	—	(837,424)	—
Revenues from food and merchandise sales	—	136,281	—	136,281
Rent income	35,316	6,160	—	41,476
Other revenue	3,593	6,282	—	9,875
Total revenues	$2,255,378	$1,150,290	$(837,424)	$2,568,244

Operating income (loss)	$81,121	$4,096	$(54,426)	$30,791

Six Months Ended June 30, 2021
Revenues from fuel sales to external customers	$928,592	$457,612	$—	$1,386,204
Intersegment revenues from fuel sales	343,330	—	(343,330)	—
Revenues from food and merchandise sales	—	83,047	—	83,047
Rent income	35,909	5,425	—	41,334
Other revenue	1,863	4,170	—	6,033
Total revenues	$1,309,694	$550,254	$(343,330)	$1,516,618

Operating income (loss)	$58,149	$1,246	$(52,097)	$7,298

Receivables relating to the revenue streams above are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Receivables from fuel and merchandise sales	$46,277	$27,932
Receivables for rent and other lease-related charges	3,373	6,548
Total accounts receivable	$49,650	$34,480

Performance obligations are satisfied as fuel is delivered to the customer and as merchandise is sold to the consumer. Many of our fuel contracts with our customers include minimum purchase volumes measured on a monthly basis, although such revenue is not material. Receivables from fuel are recognized on a per-gallon rate and are generally collected within 10 days of delivery.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The balance of unamortized costs incurred to obtain certain contracts with customers was $11.2 million and $11.0 million at June 30, 2022 and December 31, 2021, respectively. Amortization of such costs is recorded against operating revenues and amounted to $0.4 million for the three months ended June 30, 2022 and 2021 and $0.9 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively.

Receivables from rent and other lease-related charges are generally collected at the beginning of the month.

Note 17. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Decrease (increase):
Accounts receivable	$(15,125)	$(6,741)
Accounts receivable from related parties	(45)	(216)
Inventories	(10,403)	(1,121)
Other current assets	963	(2,682)
Other assets	(868)	(1,379)
Increase (decrease):
Accounts payable	20,178	6,940
Accounts payable to related parties	(30)	939
Motor fuel and sales taxes payable	(1,260)	2,585
Accrued expenses and other current liabilities	(112)	1,541
Other long-term liabilities	2,276	2,275
Changes in operating assets and liabilities, net of acquisitions	$(4,426)	$2,141

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

Supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for interest	$12,491	$6,709
Cash paid for taxes, net of refunds received	(2)	1,570

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Six Months Ended June 30,
	2022	2021
Accrued capital expenditures	$1,226	$996
Lease liabilities arising from obtaining right-of-use assets	9,182	9,156

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
•
motor fuel price volatility, including as a result of the conflict in Ukraine, or a reduction in demand for motor fuels, including as a result of the COVID-19 Pandemic;
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
•
Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three and six months ended June 30, 2022 and 2021 and non-GAAP financial measures.
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

COVID-19 Pandemic

During the first quarter of 2020, an outbreak of a novel strain of coronavirus spread worldwide, including to the U.S., posing public health risks that reached pandemic proportions. We experienced a sharp decrease in fuel volume in mid-to-late March 2020. Although fuel volumes largely recovered during the second half of 2020 and continued to recover in 2021 and 2022, we cannot predict the scope and severity with which COVID-19 will impact our business. Sustained decreases in fuel volume, erosion of margin and/or volatility in fuel prices could have a material adverse effect on our results of operations, cash flow, financial position and ultimately our ability to pay distributions.

Significant Factors Affecting our Profitability

The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit

Wholesale segment

The prices paid to our motor fuel suppliers for wholesale motor fuel (which affects our cost of sales) are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations. For approximately 61% of gallons sold to our customers, we receive a per gallon rate equal to the posted rack price, less any applicable discounts, plus transportation costs, taxes and a fixed rate per gallon of motor fuel. The remaining gallons are primarily DTW priced contracts, including intersegment sales to the retail segment. These contracts provide for variable, market-based pricing.

Regarding our supplier relationships, a majority of our total gallons purchased are subject to terms discounts. The dollar value of these discounts varies with changes in motor fuel prices. Therefore, in periods of lower wholesale motor fuel prices, our gross profit is negatively affected, and, in periods of higher wholesale motor fuel prices, our gross profit is positively affected (as it relates to these discounts).

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

Impact of Inflation

Inflation affects our financial performance by increasing certain components of cost of goods sold, such as fuel, merchandise, and credit card fees. Inflation also affects certain operating expenses, such as labor costs, certain leases, and general and administrative expenses. While our wholesale segment benefits from higher terms discounts as a result of higher fuel costs, inflation could and recently has negatively impacted our cost of goods sold and operating expenses. Although we have historically been able to pass on increased costs through price increases, there can be no assurance that we will be able to do so in the future.

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

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenues	$1,475,033	$859,334	$2,568,244	$1,516,618
Costs of sales	1,386,088	794,240	2,400,469	1,396,656
Gross profit	88,945	65,094	167,775	119,962

Operating expenses:
Operating expenses	42,216	31,070	84,325	60,473
General and administrative expenses	5,680	6,876	12,163	14,526
Depreciation, amortization and accretion expense	19,919	19,583	40,194	37,614
Total operating expenses	67,815	57,529	136,682	112,613
(Loss) gain on dispositions and lease terminations, net	(58)	597	(302)	(51)
Operating income	21,072	8,162	30,791	7,298
Other income, net	102	204	232	292
Interest expense	(7,321)	(3,870)	(13,982)	(7,367)
Income before income taxes	13,853	4,496	17,041	223
Income tax benefit	(113)	(293)	(1,972)	(599)
Net income	13,966	4,789	19,013	822
Accretion of preferred membership interests	563	—	563	—
Net income available to limited partners	$13,403	$4,789	$18,450	$822

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Consolidated Results

Operating revenues increased $616 million (72%) and gross profit increased $24 million (37%).

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•
A $561 million (75%) increase in our wholesale segment revenues primarily attributable to a 64% increase in the average daily spot price of WTI crude oil to $108.83 per barrel for the second quarter of 2022, compared to $66.19 per barrel for the second quarter of 2021. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” In addition, volume increased 3% primarily as a result of volume generated by the acquisition of assets from 7-Eleven, partially offset by lower volume in our base business (i.e., results excluding the results from the assets acquired from 7-Eleven).

•
A $349 million (113%) increase in our retail segment revenues primarily attributable to a 55% increase in the average retail fuel price from the second quarter of 2021 to the second quarter of 2022 primarily due to the increase in wholesale motor fuel prices as noted above. Volume also increased 43% for the second quarter of 2022 compared to the second quarter of 2021 as a result of the acquisition of assets from 7-Eleven. Lastly, merchandise revenues increased $29 million (64%) driven by the acquisition of assets from 7-Eleven.

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

Our intersegment revenues increased $295 million (148%), primarily attributable to the increase in wholesale fuel prices and the incremental intersegment revenues generated by the company operated sites acquired in the acquisition of assets from 7-Eleven.

Cost of sales

Cost of sales increased $592 million (75%), which was a result of the increase in wholesale motor fuel prices and the acquisition of assets from 7-Eleven discussed above.

Gross profit

Gross profit increased $24 million (37%), which was primarily driven by increases in motor fuel, merchandise and other gross profit due to the acquisition of assets from 7-Eleven along with realizing a higher margin per gallon. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses decreased $1.2 million (17%) primarily due to a $2.0 million decrease in acquisition-related costs driven by a reduction in legal fees incurred in connection with the acquisition of assets from 7-Eleven as compared to the second quarter of 2021, partially offset by higher software and information technology consulting costs, recruiting costs and management fees.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $0.3 million (2%) primarily from incremental depreciation, amortization and accretion expense from the property and equipment and intangible assets acquired in the acquisition of assets from 7-Eleven. This increase was partially offset by a $2.4 million decrease in impairment charges as compared to the same period of 2021 related to our ongoing real estate rationalization effort and the resulting reclassification of these sites to assets held for sale.

Gain on dispositions and lease terminations, net

During the three months ended June 30, 2022, we recorded net losses on lease terminations and asset disposals, partially offset by a $0.5 million net gain in connection with our ongoing real estate rationalization effort.

During the three months ended June 30, 2021, we recorded a $1.1 million net gain in connection with our ongoing real estate rationalization effort, partially offset by net losses on lease terminations and asset disposals.

Interest expense

Interest expense increased $3.5 million (89%), primarily driven by $1.4 million in interest expense incurred on the JKM Credit Facility along with a $0.4 million increase in amortization of deferred financing costs as a result of entering into the JKM Credit Facility and the amendment to the CAPL Credit Facility. In addition, we incurred $1.6 million more in interest expense on the CAPL Credit Facility (net of the impact of the interest rate swaps) due both to an increase in the LIBOR rate and the higher outstanding balance driven by the borrowings to fund a portion of the purchase price of the acquisition of assets from 7-Eleven.

Income tax benefit

We recorded income tax benefits of $0.1 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, driven by losses incurred by our taxable subsidiaries.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Consolidated Results

Operating revenues increased $1.1 billion (69%) and gross profit increased $48 million (40%).

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•
A $946 million (72%) increase in our wholesale segment revenues primarily attributable to a 64% increase in the average daily spot price of WTI crude oil to $102.01 per barrel for the six months ended June 30, 2022 compared to $62.21 per barrel for the six months ended June 30, 2021. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” In addition, volume increased 6% primarily as a result of volume generated by the acquisition of assets from 7-Eleven, partially offset by lower volume in our base business (i.e., results excluding the results from the assets acquired from 7-Eleven).
•
A $600 million (109%) increase in our retail segment revenues primarily attributable to a 50% increase in the average retail fuel price for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to the increase in wholesale motor fuel prices as noted above. Volume also increased 46% for the six months ended June 30, 2022 compared to the same period of 2021 as a result of the acquisition of assets from 7-Eleven. Lastly, merchandise revenues increased $53 million (64%) driven by the acquisition of assets from 7-Eleven.

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

Our intersegment revenues increased $494 million (144%), primarily attributable to the increase in wholesale fuel prices and the incremental intersegment revenues generated by the company operated sites acquired in the acquisition of assets from 7-Eleven.

Cost of sales

Cost of sales increased $1.0 billion (72%), which was a result of the increase in wholesale motor fuel prices and the acquisition of assets from 7-Eleven discussed above.

Gross profit

Gross profit increased $48 million (40%), which was primarily driven by increases in motor fuel, merchandise and other gross profit due to the acquisition of assets from 7-Eleven along with realizing a higher margin per gallon. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses decreased $2.4 million (16%) primarily due to a $3.5 million decrease in acquisition-related costs driven by a reduction in legal fees incurred in connection with the acquisition of assets from 7-Eleven as compared to the six months ended June 30, 2021, partially offset by higher software and information technology consulting costs, recruiting costs and management fees.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $2.6 million (7%) primarily from incremental depreciation, amortization and accretion expense from the property and equipment and intangible assets acquired in the acquisition of assets from 7-Eleven. This increase was partially offset by a $4.0 million decrease in impairment charges as compared to the same period of 2021 related to our ongoing real estate rationalization effort and the resulting reclassification of these sites to assets held for sale.

Gain (loss) on dispositions and lease terminations, net

During the six months ended June 30, 2022, we recorded net losses on lease terminations and asset disposals, partially offset by a $0.9 million gain in connection with our ongoing real estate rationalization effort.

During the six months ended June 30, 2021, we recorded net losses on lease terminations and asset disposals, partially offset by a $1.1 million gain in connection with our ongoing real estate rationalization effort.

Interest expense

Interest expense increased $6.6 million (90%), primarily driven by $2.6 million in interest expense incurred on the JKM Credit Facility along with a $0.8 million increase in amortization of deferred financing costs as a result of entering into the JKM Credit Facility and the amendment to the CAPL Credit Facility. In addition, we incurred $3.2 million more in interest expense on the CAPL Credit Facility (net of the impact of the interest rate swaps) due both to an increase in the LIBOR rate and the higher outstanding balance driven by the borrowings to fund a portion of the purchase price of the acquisition of assets from 7-Eleven.

Income tax benefit

We recorded income tax benefits of $2.0 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively, driven by losses incurred by our taxable subsidiaries.

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

Wholesale

The following table highlights the results of operations and certain operating metrics of our wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross profit:
Motor fuel–third party	$19,034	$18,529	$35,219	$34,052
Motor fuel–intersegment and related party	21,467	11,961	38,086	17,690
Motor fuel gross profit	40,501	30,490	73,305	51,742
Rent gross profit	12,646	12,973	24,985	25,466
Other revenues	1,807	729	3,593	1,863
Total gross profit	54,954	44,192	101,883	79,071
Operating expenses	(10,690)	(10,948)	(20,762)	(20,922)
Operating income	$44,264	$33,244	$81,121	$58,149
Motor fuel distribution sites (end of period): (a)
Motor fuel–third party
Independent dealers (b)	637	675	637	675
Lessee dealers (c)	645	651	645	651
Total motor fuel distribution–third party sites	1,282	1,326	1,282	1,326
Motor fuel–intersegment and related party
Commission agents (Retail segment) (c)	199	202	199	202
Company operated retail sites (Retail segment) (d)	253	152	253	152
Total motor fuel distribution–intersegment and related party sites	452	354	452	354
Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	1,289	1,328	1,295	1,333
Motor fuel-intersegment and related party distribution	454	353	454	355
Total motor fuel distribution sites	1,743	1,681	1,749	1,688
Volume of gallons distributed (in thousands)
Third party	214,413	242,392	418,328	456,100
Intersegment and related party	128,425	89,233	244,754	167,305
Total volume of gallons distributed	342,838	331,625	663,082	623,405

Wholesale margin per gallon	$0.118	$0.092	$0.111	$0.083

(a)
In addition, as of June 30, 2022 and 2021, respectively, we distributed motor fuel to 15 and 14 sub-wholesalers who distributed to additional sites.
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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Gross profit increased $10.8 million (24%) and operating income increased $11.0 million (33%). These results were impacted by:

Motor fuel gross profit

The $10.0 million (33%) increase in motor fuel gross profit was primarily driven by a 28% increase in our average margin per gallon compared to the second quarter of 2021. Our DTW margins were higher for the second quarter of 2022 as compared to the second quarter of 2021 due to greater volatility in the price of crude oil in the second quarter of 2022 as compared to the second quarter of 2021. In addition, we benefited from higher terms discounts as a result of higher crude prices. The average spot price of WTI crude oil increased 64% from $66.19 per barrel for the second quarter of 2021 to $108.83 per barrel for the second quarter of 2022. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” In addition, volume increased 3% primarily as a result of volume generated by the acquisition of assets from 7-Eleven, partially offset by lower volume in our base business (i.e., results excluding the results from the assets acquired from 7-Eleven).

Other revenues

Other revenues increased $1.1 million (148%) due primarily to higher take-or-pay income related to minimum purchase quantities on our dealer contracts.

Operating expenses

Operating expenses decreased $0.3 million (2%), primarily as a result of a decrease in maintenance and environmental costs, partially offset by an increase in management fees relating to an increase in headcount.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Gross profit increased $22.8 million (29%) and operating income increased $23.0 million (40%). The results were driven by:

Motor fuel gross profit

The $21.6 million (42%) increase in motor fuel gross profit was primarily driven by a 33% increase in our average margin per gallon compared to the six months ended June 30, 2021. Our DTW margins were higher for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due to greater volatility in the price of crude oil in the first half of 2022 as compared to the first half of 2021. In addition, we benefited from higher terms discounts as a result of higher crude prices. The average spot price of WTI crude oil increased 64% from $62.21 per barrel for the six months ended June 30, 2021 to $102.01 per barrel for the six months ended June 30, 2022. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” In addition, volume increased 6% primarily as a result of volume generated by the acquisition of assets from 7-Eleven, partially offset by lower volume in our base business (i.e., results excluding the results from the assets acquired from 7-Eleven).

Other revenues

Other revenues increased $1.7 million (93%) due primarily to higher take-or-pay income related to minimum purchase quantities on our dealer contracts.

Operating expenses

Operating expenses decreased $0.2 million (1%), primarily as a result of a decrease in maintenance and environmental costs, partially offset by an increase in management fees relating to an increase in headcount.

Retail

The following table highlights the results of operations and certain operating metrics of our retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands, except for the number of retail sites):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross profit:
Motor fuel	$9,329	$4,937	$19,825	$10,370
Merchandise	20,165	11,969	36,847	22,333
Rent	2,258	1,858	4,705	3,924
Other revenue	3,194	2,311	6,282	4,170
Total gross profit	34,946	21,075	67,659	40,797
Operating expenses	(31,526)	(20,122)	(63,563)	(39,551)
Operating income	$3,420	$953	$4,096	$1,246

Retail sites (end of period):
Commission agents (a)	199	202	199	202
Company operated retail sites(b)	253	152	253	152
Total system sites at the end of the period	452	354	452	354

Total system operating statistics:
Average retail fuel sites during the period	454	353	454	355
Volume of gallons sold	128,815	89,806	244,855	168,041

Commission agents statistics:
Average retail fuel sites during the period	200	203	200	204

Company operated retail site statistics:
Average retail fuel sites during the period	254	150	254	151
Merchandise gross profit percentage	27.3%	26.5%	27.0%	26.9%

(a)
The decrease in the commission site count was primarily attributable to our real estate rationalization effort.
(b)
The increase in the company operated site count was primarily attributable to the 106 company operated sites acquired from 7-Eleven.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Gross profit increased $13.9 million (66%) and operating income increased $2.5 million (259%). These results were impacted by:

Gross profit

•
Our motor fuel gross profit increased $4.4 million (89%) attributable to a 43% increase in volume stemming from the sites acquired from 7-Eleven. In addition, we realized a higher margin per gallon for the three months ended June 30, 2022 as compared to the same period in 2021 as company operated sites comprised a greater percentage of the overall retail segment. Our company operated sites typically have a higher retail fuel margin than commission agent sites.
•
Our merchandise gross profit and other revenues increased $8.2 million (68%) and $0.9 million (38%), respectively, driven by the sites acquired from 7-Eleven.

Operating expenses

Operating expenses increased $11.4 million (57%) primarily due to an $11.3 million increase driven by the sites acquired from 7-Eleven.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Gross profit increased $26.9 million (66%) and operating income increased $2.9 million (229%). These results were driven by:

Gross profit

•
Our motor fuel gross profit increased $9.5 million (91%) attributable to a 46% increase in volume stemming from the sites acquired from 7-Eleven. In addition, we realized a higher margin per gallon for the six months ended June 30, 2022 as compared to the same period in 2021 as company operated sites comprised a greater percentage of the overall retail segment. Our company operated sites typically have a higher retail fuel margin than commission agent sites.
•
Our merchandise gross profit and other revenues increased $14.5 million (65%) and $2.1 million (51%), respectively, driven by the sites acquired from 7-Eleven.

Operating expenses

Operating expenses increased $24.0 million (61%) primarily due to a $23.3 million increase driven by the sites acquired from 7-Eleven.

Non-GAAP Financial Measures

We use the non-GAAP financial measures EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio. EBITDA represents net income before deducting interest expense, income taxes and depreciation, amortization and accretion (which includes certain impairment charges). Adjusted EBITDA represents EBITDA as further adjusted to exclude equity-based compensation expense, gains or losses on dispositions and lease terminations, net and certain discrete acquisition related costs, such as legal and other professional fees, separation benefit costs and certain other discrete non-cash items arising from purchase accounting. Distributable Cash Flow represents Adjusted EBITDA less cash interest expense, sustaining capital expenditures and current income tax expense. The Distribution Coverage Ratio is computed by dividing Distributable Cash Flow by distributions paid.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (a)	$13,966	$4,789	$19,013	$822
Interest expense	7,321	3,870	13,982	7,367
Income tax benefit	(113)	(293)	(1,972)	(599)
Depreciation, amortization and accretion expense	19,919	19,583	40,194	37,614
EBITDA	41,093	27,949	71,217	45,204
Equity-based employee and director compensation expense	222	386	954	754
(Gain) loss on dispositions and lease terminations, net	58	(597)	302	51
Acquisition-related costs (b)	10	1,967	878	4,361
Adjusted EBITDA	41,383	29,705	73,351	50,370
Cash interest expense	(6,631)	(3,610)	(12,612)	(6,846)
Sustaining capital expenditures (c)	(1,663)	(1,040)	(3,217)	(2,432)
Current income tax expense	(678)	(50)	(863)	(334)
Distributable Cash Flow	$32,411	$25,005	$56,659	$40,758
Distributions paid	19,904	19,884	39,800	39,765
Distribution Coverage Ratio (d)	1.63x	1.26x	1.42x	1.02x

(a)
Beginning in the second quarter of 2022, we reconcile Adjusted EBITDA to Net Income rather than to Net income available to limited partners. The difference between Net income and Net income available to limited partners is that, beginning in the second quarter of 2022, the accretion of preferred membership interests issued in late March 2022 is a deduction from Net income in computing Net income available to limited partners. Because Adjusted EBITDA is used to assess our financial performance, without regard to capital structure, we believe Adjusted EBITDA should be reconciled with Net Income, so that the calculation isn’t impacted by the accretion of preferred membership interests. This approach is comparable to our reconciliation of Adjusted EBIDTA to Net income available to limited partners in past periods, as we have not recorded accretion of preferred membership interests in past periods.
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

See “Recent Developments—COVID-19 Pandemic” for a discussion of the impacts and potential impacts on our liquidity from the COVID-19 Pandemic.

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$54,659	$41,014
Net cash used in investing activities	(14,429)	(20,392)
Net cash used in financing activities	(44,306)	(20,514)

Operating Activities

Net cash provided by operating activities increased $13.6 million for the six months ended June 30, 2022 compared to the same period in 2021, primarily attributable to the incremental cash flow generated by the sites acquired from 7-Eleven and the strong DTW margins in the first half of 2022.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as well as operating lease obligations as compared to the shorter settlement of receivables for fuel and rent.

Investing Activities

We incurred capital expenditures of $16.4 million and $21.9 million for the six months ended June 30, 2022 and 2021, respectively. The decrease was largely driven by reductions in EMV upgrades and rebranding of certain sites, including the sites acquired from 7-Eleven. We paid $1.9 million and $4.2 million during the six months ended June 30, 2022 and 2021, respectively, in connection with the closing of sites acquired from 7-Eleven. We received $3.8 million and $5.6 million in proceeds primarily from the sale of sites in connection with our real estate rationalization effort for the six months ended June 30, 2022 and 2021, respectively.

Financing Activities

We paid $39.9 million and $39.8 million in distributions for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, respectively, we made total net repayments and net borrowings on our credit facilities of $27.5 million and $20.6 million. We received $24.4 million in net proceeds from the issuance of preferred membership interests during the six months ended June 30, 2022.

Distributions

Distribution activity for 2022 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2021	February 3, 2022	February 10, 2022	0.5250	19,896
March 31, 2022	May 3, 2022	May 11, 2022	0.5250	19,904
June 30, 2022	August 3, 2022	August 10, 2022	0.5250	19,913

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Debt

As of June 30, 2022, our debt and finance lease obligations consisted of the following (in thousands):

CAPL Credit Facility	$626,555
JKM Credit Facility	158,980
Finance lease obligations	15,471
Total debt and finance lease obligations	801,006
Current portion	5,575
Noncurrent portion	795,431
Deferred financing costs, net	7,232
Noncurrent portion, net of deferred financing costs	$788,199

Taking the interest rate swap contracts into account, our effective interest rate on our CAPL Credit Facility at June 30, 2022 was 3.2% (our applicable margin was 2.25% as of June 30, 2022). Letters of credit outstanding under our CAPL Credit Facility at June 30, 2022 totaled $4.0 million.

Our effective interest rate on our JKM Credit Facility at June 30, 2022 was 3.6% (our applicable margin was 2.5% as of June 30, 2022). Letters of credit outstanding under our JKM Credit Facility at June 30, 2022 totaled $0.8 million.

The amount of availability under our CAPL Credit Facility at August 4, 2022, after taking into consideration debt covenant restrictions, was $135.5 million.

The amount of availability under the JKM Credit Facility at August 4, 2022, after taking into consideration debt covenant restrictions, was $10.0 million.

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

The following table outlines our capital expenditures (in thousands):

	Six Months Ended June 30,
	2022	2021
Sustaining capital	$3,217	$2,432
Growth	13,186	19,479
Acquisitions	1,885	4,166
Total capital expenditures and acquisitions	$18,288	$26,077

Growth capital expenditures decreased during 2022 as compared with 2021, primarily due to decreases in EMV upgrades and rebranding of certain sites, including the sites acquired from 7-Eleven.

Concentration of Customers

For the six months ended June 30, 2022 and 2021, respectively, approximately 21% and 19% of our rent income was from two multi-site operators.

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

Our results for 2022 relative to 2021 are anticipated to be impacted by the acquisition of assets from 7-Eleven, which is anticipated to increase gross profit both within the wholesale and retail segments and operating expenses within the retail segment. Given increases in LIBOR, we also anticipate higher interest expense in 2022 as compared to 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 8, 2022