Form 10-Q
period 2022-09-30
CrossAmerica Partners LP
filed 2022-11-08
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 3, 2022, the registrant had outstanding 37,928,970 common units.

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

JKM Credit Facility

Credit Agreement, dated as of July 16, 2021, as amended on July 29, 2021 among CAPL JKM Partners, Holdings and Manufacturers and Traders Trust Company, as administrative agent, swingline lender and issuing bank

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$11,788	$7,648
Accounts receivable, net of allowances of $594 and $458, respectively	33,561	33,331
Accounts receivable from related parties	863	1,149
Inventory	47,258	46,100
Assets held for sale	7,097	4,907
Other current assets	21,999	13,180
Total current assets	122,566	106,315
Property and equipment, net	738,200	755,454
Right-of-use assets, net	161,196	169,333
Intangible assets, net	95,004	114,187
Goodwill	99,409	100,464
Other assets	30,163	24,389
Total assets	$1,246,538	$1,270,142

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$8,376	$10,939
Current portion of operating lease obligations	35,451	34,832
Accounts payable	80,267	67,173
Accounts payable to related parties	8,464	7,679
Accrued expenses and other current liabilities	22,856	20,682
Motor fuel and sales taxes payable	20,780	22,585
Total current liabilities	176,194	163,890
Debt and finance lease obligations, less current portion	752,193	810,635
Operating lease obligations, less current portion	131,302	140,149
Deferred tax liabilities, net	11,664	12,341
Asset retirement obligations	46,352	45,366
Other long-term liabilities	46,171	41,203
Total liabilities	1,163,876	1,213,584

Commitments and contingencies

Preferred membership interests	25,549	—

Equity:
Common units—37,928,970 and 37,896,556 units issued and outstanding at September 30, 2022 and December 31, 2021, respectively	39,811	53,528
Accumulated other comprehensive income	17,302	3,030
Total equity	57,113	56,558
Total liabilities and equity	$1,246,538	$1,270,142

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except unit and per unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues (a)	$1,274,407	$985,122	$3,842,651	$2,501,740
Cost of sales (b)	1,159,677	909,391	3,560,146	2,306,047
Gross profit	114,730	75,731	282,505	195,693

Operating expenses:
Operating expenses (c)	46,845	34,548	131,170	95,021
General and administrative expenses	6,599	9,903	18,762	24,429
Depreciation, amortization and accretion expense	21,329	19,118	61,523	56,732
Total operating expenses	74,773	63,569	211,455	176,182
(Loss) gain on dispositions and lease terminations, net	(318)	426	(620)	375
Operating income	39,639	12,588	70,430	19,886
Other income, net	120	127	352	419
Interest expense	(8,351)	(4,928)	(22,333)	(12,295)
Income before income taxes	31,408	7,787	48,449	8,010
Income tax expense (benefit)	3,815	(1,065)	1,843	(1,664)
Net income	27,593	8,852	46,606	9,674
Accretion of preferred membership interests	575	—	1,138	—
Net income available to limited partners	$27,018	$8,852	$45,468	$9,674

Earnings per common unit
Basic	$0.71	$0.23	$1.20	$0.26
Diluted	$0.71	$0.23	$1.20	$0.26

Weighted-average limited partner units:
Basic common units	37,925,082	37,887,493	37,912,737	37,877,273
Diluted common units	39,037,660	37,906,799	37,950,362	37,898,036

Supplemental information:
(a) includes excise taxes of:	$66,129	$62,427	$204,588	$156,180
(a) includes rent income of:	21,260	21,498	62,736	62,832
(b) excludes depreciation, amortization and accretion
(b) includes rent expense of:	5,906	5,968	17,692	17,912
(c) includes rent expense of:	4,012	3,353	11,521	9,814

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$46,606	$9,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	61,523	56,732
Amortization of deferred financing costs	2,053	1,182
Credit loss expense	139	70
Deferred income tax benefit	(677)	(2,199)
Equity-based employee and director compensation expense	1,608	1,096
Loss (gain) on dispositions and lease terminations, net	620	(375)
Changes in operating assets and liabilities, net of acquisitions	14,588	10,087
Net cash provided by operating activities	126,460	76,267

Cash flows from investing activities:
Principal payments received on notes receivable	102	151
Proceeds from sale of assets	4,398	11,012
Capital expenditures	(26,784)	(32,370)
Cash paid in connection with acquisitions, net of cash acquired	(1,885)	(261,993)
Net cash used in investing activities	(24,169)	(283,200)

Cash flows from financing activities:
Borrowings under revolving credit facilities	64,600	167,000
Repayments on revolving credit facilities	(101,815)	(43,452)
Borrowings under the Term Loan Facility	1,120	159,950
Repayments on the Term Loan Facility	(24,600)	—
Net proceeds from issuance of preferred membership interests	24,430	—
Payments of finance lease obligations	(2,030)	(1,944)
Payments of deferred financing costs	(6)	(7,135)
Distributions paid on distribution equivalent rights	(137)	(93)
Distributions paid on common units	(59,713)	(59,659)
Net cash (used in) provided by financing activities	(98,151)	214,667
Net increase in cash and cash equivalents	4,140	7,734

Cash and cash equivalents at beginning of period	7,648	513
Cash and cash equivalents at end of period	$11,788	$8,247

See Condensed Notes to Consolidated Financial Statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

(Unaudited)

	Limited Partners’ Interest
	Common Unitholders		AOCI	Total Equity
	Units	Dollars	Dollars	Dollars
Balance at June 30, 2022	37,912,710	$32,412	$13,682	$46,094
Net income	—	27,593	—	27,593
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	4,992	4,992
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(1,372)	(1,372)
Total other comprehensive income	—	—	3,620	3,620
Comprehensive income	—	27,593	3,620	31,213
Vesting of equity awards, net of units withheld for tax	16,260	338	—	338
Accretion of preferred membership interests	—	(575)	—	(575)
Distributions paid	—	(19,957)	—	(19,957)
Balance at September 30, 2022	37,928,970	$39,811	$17,302	$57,113

Balance at June 30, 2021	37,874,868	$72,162	$(23)	$72,139
Net income	—	8,852	—	8,852
Other comprehensive income
Unrealized loss on interest rate swap contracts	—	—	(89)	(89)
Realized loss on interest rate swap contracts reclassified from AOCI into interest expense	—	—	265	265
Total other comprehensive income	—	—	176	176
Comprehensive income	—	8,852	176	9,028
Vesting of equity awards, net of units withheld for tax	16,833	318	—	318
Tax effect from intra-entity transfer of assets	—	(12)	—	(12)
Distributions paid	—	(19,924)	—	(19,924)
Balance at September 30, 2021	37,891,701	$61,396	$153	$61,549

Balance at December 31, 2021	37,896,556	$53,528	$3,030	$56,558
Net income	—	46,606	—	46,606
Other comprehensive loss
Unrealized gain on interest rate swap contracts	—	—	15,689	15,689
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(1,417)	(1,417)
Total other comprehensive income	—	—	14,272	14,272
Comprehensive income	—	46,606	14,272	60,878
Issuance of units related to 2020 Bonus Plan	16,154	327	—	327
Vesting of equity awards, net of units withheld for tax	16,260	338	—	338
Accretion of preferred membership interests	—	(1,138)	—	(1,138)
Distributions paid	—	(59,850)	—	(59,850)
Balance at September 30, 2022	37,928,970	$39,811	$17,302	$57,113

Balance at December 31, 2020	37,868,046	$112,124	$(2,456)	$109,668
Net income	—	9,674	—	9,674
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	1,860	1,860
Realized loss on interest rate swap contracts reclassified from AOCI into interest expense	—	—	749	749
Total other comprehensive income	—	—	2,609	2,609
Comprehensive income	—	9,674	2,609	12,283
Issuance of units related to 2020 Bonus Plan	6,822	126	—	126
Tax effect from intra-entity transfer of assets	—	(1,094)	—	(1,094)
Vesting of equity awards, net of units withheld for tax	16,833	318	—	318
Distributions paid	—	(59,752)	—	(59,752)
Balance at September 30, 2021	37,891,701	$61,396	$153	$61,549

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

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2021 has been derived from our audited financial statements and notes thereto as of that date.

Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters. The COVID-19 Pandemic has impacted our business and these seasonal trends typical in our business. See the “COVID-19 Pandemic” section below.

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

Concentration Risk

For the nine months ended September 30, 2022 and 2021, respectively, our wholesale business purchased approximately 81% and 80% of its motor fuel from four suppliers. Approximately 23% and 28% of our motor fuel gallons sold for the nine months ended September 30, 2022 and 2021, respectively, were delivered by two carriers.

For the nine months ended September 30, 2022 and 2021, respectively, approximately 20% and 19% of our rent income was from two multi-site operators.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2022 and 2021, respectively, approximately 49% and 47% of our merchandise was purchased from one supplier.

COVID-19 Pandemic

During the first quarter of 2020, an outbreak of a novel strain of coronavirus spread worldwide, including to the U.S., posing public health risks that reached pandemic proportions. We experienced a sharp decrease in fuel volume in mid-to-late March 2020. Although the COVID Pandemic has not significantly impacted our results in 2022, fuel volume was recovering throughout 2021, which impacts the comparability of our results between periods.

Note 2. ACQUISITIONS

Acquisition of Assets from Community Service Stations, Inc.

On August 24, 2022, we entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Community Service Stations, Inc., pursuant to which we have agreed to purchase certain assets from Community Service Stations, Inc. for a purchase price of $27.5 million plus working capital. The assets consist of wholesale fuel supply contracts to 39 dealer owned locations, 34 sub-wholesaler accounts and two commission locations (1 fee based and 1 lease).

The acquisition is subject to customary conditions to closing. We expect the transaction to close during the fourth quarter of 2022. It is anticipated that the acquisition will be financed with cash on hand and/or undrawn capacity under the CAPL Credit Facility.

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

Inventories	$271
Other current assets	30
Property and equipment	8,171
Intangible assets	(3,498)
Goodwill	(1,055)
Total assets	$3,919

Accrued expenses and other current liabilities	116
Other non-current liabilities	1,800
Asset retirement obligations	118
Total liabilities	$2,034
Net assets acquired	$1,885

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. ASSETS HELD FOR SALE

We have classified 18 sites and 12 sites as held for sale at September 30, 2022 and December 31, 2021, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	September 30,	December 31,
	2022	2021
Land	$3,872	$3,042
Buildings and site improvements	5,269	2,231
Equipment	2,749	939
Total	11,890	6,212
Less accumulated depreciation	(4,793)	(1,305)
Assets held for sale	$7,097	$4,907

The Partnership has continued to focus on divesting lower performing assets. During the three and nine months ended September 30, 2022, we sold one and ten properties for $0.2 million and $4.0 million in proceeds, resulting in net gains of an insignificant amount and $0.9 million, respectively. During the three and nine months ended September 30, 2021, we sold 14 and 23 properties for $4.9 million and $8.8 million in proceeds, resulting in net gains of $0.4 million and $1.5 million, respectively.

See Note 5 for information regarding impairment charges primarily recorded upon classifying sites within assets held for sale.

Note 4. INVENTORIES

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Retail site merchandise	$22,809	$22,518
Motor fuel	24,449	23,582
Inventories	$47,258	$46,100

Note 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Land	$324,697	$321,813
Buildings and site improvements	360,649	358,335
Leasehold improvements	15,159	13,437
Equipment	331,834	314,393
Construction in progress	5,774	9,457
Property and equipment, at cost	1,038,113	1,017,435
Accumulated depreciation and amortization	(299,913)	(261,981)
Property and equipment, net	$738,200	$755,454

We recorded impairment charges of $1.6 million and $1.2 million during the three months ended September 30, 2022 and 2021 and $2.7 million and $6.4 million during the nine months ended September 30, 2022 and 2021, respectively, included within depreciation, amortization and accretion expenses on the statements of operations. These impairment charges were primarily related to sites initially classified within assets held for sale in connection with our ongoing real estate rationalization effort.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	September 30, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$208,696	$(114,684)	$94,012	$212,194	$(99,124)	$113,070
Trademarks/licenses	2,208	(1,231)	977	2,208	(1,174)	1,034
Covenant not to compete	450	(435)	15	450	(367)	83
Total intangible assets	$211,354	$(116,350)	$95,004	$214,852	$(100,665)	$114,187

See Note 2 regarding the purchase accounting for the final three sites acquired from 7-Eleven during the first quarter.

Note 7. GOODWILL

Changes in goodwill during 2022 were as follows (in thousands):

	Wholesale Segment	Retail Segment	Consolidated
Balance at December 31, 2021	$82,328	$18,136	$100,464
Adjustments to purchase accounting	(738)	(317)	(1,055)
Balance at September 30, 2022	$81,590	$17,819	$99,409

See Note 2 regarding the purchase accounting for the final three sites acquired from 7-Eleven during the first quarter.

Note 8. DEBT

Our balances for long-term debt and finance lease obligations were as follows (in thousands):

	September 30,	December 31,
	2022	2021
CAPL Credit Facility	$593,360	$630,575
JKM Credit Facility	158,980	182,460
Finance lease obligations	14,779	16,809
Total debt and finance lease obligations	767,119	829,844
Current portion	8,376	10,939
Noncurrent portion	758,743	818,905
Deferred financing costs, net	6,550	8,270
Noncurrent portion, net of deferred financing costs	$752,193	$810,635

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 13 for information regarding the issuance of preferred membership interests during the first quarter of 2022, the proceeds of which were used to pay off borrowings under the Term Loan Facility. As of September 30, 2022, future principal payments on debt and future minimum rental payments on finance lease obligations were as follows (in thousands):

	Debt	Finance Lease Obligations	Total
Remaining in 2022	$—	$816	$816
2023	8,261	3,328	11,589
2024	604,375	3,427	607,802
2025	11,015	3,527	14,542
2026	128,689	3,629	132,318
2027	—	1,221	1,221
Total future payments	752,340	15,948	768,288
Less interest component	—	1,169	1,169
	752,340	14,779	767,119
Current portion	5,507	2,869	8,376
Long-term portion	$746,833	$11,910	$758,743

CAPL Credit Facility

Our CAPL Credit Facility is secured by substantially all of our assets, including our equity interest in Holdings, other than the assets of unrestricted subsidiaries designated as such under the CAPL Credit Facility. Holdings and its subsidiaries are unrestricted subsidiaries under the CAPL Credit Facility.

Taking the interest rate swap contracts described in Note 9 into account, our effective interest rate on our CAPL Credit Facility at September 30, 2022 was 3.9% (our applicable margin was 2.25% as of September 30, 2022).

Letters of credit outstanding at September 30, 2022 and December 31, 2021 totaled $3.8 million and $4.0 million, respectively.

As of September 30, 2022, we were in compliance with our financial covenants under the CAPL Credit Facility. The amount of availability under the CAPL Credit Facility at September 30, 2022, after taking into consideration debt covenant restrictions, was $152.9 million.

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

Our borrowings under the JKM Credit Facility had a weighted-average interest rate of 5.2% as of September 30, 2022 (LIBOR plus an applicable margin, which was 2.5% as of September 30, 2022).

Letters of credit outstanding at September 30, 2022 and December 31, 2021 totaled $0.8 million.

As of September 30, 2022, we were in compliance with our financial covenants under the JKM Credit Facility. The amount of availability under the JKM Credit Facility at September 30, 2022, after taking into consideration debt covenant restrictions, was $14.2 million.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. INTEREST RATE SWAP CONTRACTS

The interest payments on our CAPL Credit Facility and JKM Credit Facility vary based on monthly changes in the one-month LIBOR and changes, if any, in the applicable margins, which are based on our leverage ratios under each facility as further discussed in Note 8. To hedge against interest rate volatility on our variable rate borrowings under the CAPL Credit Facility, we entered into three interest rate swap contracts in 2020 that mature on April 1, 2024. One interest rate swap contract has a notional amount of $150 million and a fixed rate of 0.495%. The other interest rate swap contracts each have a notional amount of $75 million and a fixed rate of 0.38%. All of these interest rate swap contracts have been designated as cash flow hedges and are expected to be highly effective.

The fair value of these interest rate swap contracts, for which the current portion is included in other current assets and the noncurrent portion is included in other assets, totaled $17.3 million and $3.0 million at September 30, 2022 and December 31, 2021, respectively. See Note 12 for additional information on the fair value of the interest rate swap contracts.

We report the unrealized gains and losses on our interest rate swap contracts designated as highly effective cash flow hedges as a component of other comprehensive income and reclassify such gains and losses into earnings in the same period during which the hedged interest expense is recorded. We recognized a net realized gain (loss) from settlements of the interest rate swap contracts of $1.4 million and $(0.3) million for the three months ended September 30, 2022 and 2021 and $1.4 million and $(0.7) million for the nine months ended September 30, 2022 and 2021, respectively.

We currently estimate that a gain of $11.6 million will be reclassified from AOCI into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Note 10. RELATED-PARTY TRANSACTIONS

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from TopStar, an entity affiliated with the Topper Group, were $18.6 million and $15.7 million for the three months ended September 30, 2022 and 2021 and $58.4 million and $41.4 million for the nine months ended September 30, 2022 and 2021, respectively. Accounts receivable from TopStar were $0.9 million and $1.3 million at September 30, 2022 and December 31, 2021, respectively.

CrossAmerica leases real estate from the Topper Group. Rent expense under these lease agreements was $2.6 million and $2.3 million for the three months ended September 30, 2022 and 2021 and $7.5 million and $6.8 million for the nine months ended September 30, 2022 and 2021, respectively.

Omnibus Agreement

We incurred expenses under the Omnibus Agreement, including costs for store level personnel at our company operated sites, totaling $22.4 million and $16.9 million for the three months ended September 30, 2022 and 2021 and $62.9 million and $42.7 million for the nine months ended September 30, 2022 and 2021, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statements of operations. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Omnibus Agreement totaled $6.7 million and $6.1 million at September 30, 2022 and December 31, 2021, respectively.

Common Unit Distributions and Other Equity Transactions

We distributed $7.7 million and $7.6 million to the Topper Group related to its ownership of our common units during the three months ended September 30, 2022 and 2021 and $23.0 million and $27.1 million for the nine months ended September 30, 2022 and 2021, respectively.

We distributed $2.6 million and $2.6 million to affiliates of John B. Reilly, III related to their ownership of our common units during the three months ended September 30, 2022 and 2021 and $7.9 million and $3.6 million for the nine months ended September 30, 2022 and 2021, respectively.

See Note 13 for information regarding the issuance of preferred membership interests to related parties.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maintenance and Environmental Costs

Certain maintenance and environmental remediation activities are performed by an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.7 million and $0.8 million for the three months ended September 30, 2022 and 2021 and $1.6 million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively. Accounts payable to this related party amounted to $0.2 million at September 30, 2022.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board. Merchandise costs amounted to $6.2 million and $5.2 million for three months ended September 30, 2022 and 2021 and $16.1 million and $14.5 million for the nine months ended September 30, 2022 and 2021, respectively. Amounts payable to this related party amounted to $1.6 million and $1.5 million at September 30, 2022 and December 31, 2021, respectively.

Vehicle Lease

In connection with the services rendered under the Omnibus Agreement, we lease certain vehicles from an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. Lease expense was an insignificant amount for the three months ended September 30, 2022 and 2021 and $0.1 million for each of the nine months ended September 30, 2022 and 2021.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We lease office space from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $0.3 million for each of the three months ended September 30, 2022 and 2021 and $0.7 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively.

Public Relations and Website Consulting Services

We have engaged a company affiliated with John B. Reilly, III, a member of our Board, for public relations and website consulting services. The cost of these services was insignificant for the three and nine months ended September 30, 2022 and 2021.

Note 11. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. In the event we fail to purchase the required minimum volume for a given contract year, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. We did not incur any significant penalties during the nine months ended September 30, 2022 or 2021.

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

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $7.8 million and $5.4 million at September 30, 2022 and December 31, 2021, respectively. Indemnification assets related to third-party escrow funds, state funds or insurance recorded on the balance sheet within other current assets and other noncurrent assets totaled $5.6 million and $3.2 million at September 30, 2022 and December 31, 2021, respectively. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of September 30, 2022 and December 31, 2021 due to the short-term maturity of these instruments. The fair values of borrowings under the CAPL Credit Facility and JKM Credit Facility approximated their carrying values as of September 30, 2022 and December 31, 2021 due to the frequency with which interest rates are reset and the consistency of the market spread.

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

The preferred membership interests are presented in mezzanine equity on the balance sheet and the carrying amount will be accreted to the Exchange Price over time. We recorded accretion of the preferred membership interests of $0.6 million and $1.1 million for the three and nine months ended September 30, 2022.

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

We recorded income tax expense (benefit) of $3.8 million and $(1.1) million for the three months ended September 30, 2022 and 2021 and $1.8 million and $(1.7) million for the nine months ended September 30, 2022 and 2021, respectively, as a result of the income generated (losses incurred) by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only LGWS and Joe’s Kwik Marts are subject to income tax.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Distributions paid	$19,913	$19,894	$59,713	$59,659
Allocation of distributions in excess of net income	7,105	(11,042)	(14,245)	(49,985)
Limited partners’ interest in net income - basic	27,018	8,852	45,468	9,674
Accretion of preferred membership interests (a)	575	—	—	—
Limited partners' interest in net income - diluted	$27,593	$8,852	$45,468	$9,674
Denominator:
Weighted-average common units outstanding - basic	37,925,082	37,887,493	37,912,737	37,877,273
Adjustment for phantom and phantom performance units	35,809	19,306	37,625	20,763
Adjustment for preferred membership interests (a)	1,076,769	—	—	—
Weighted-average common units outstanding - diluted	39,037,660	37,906,799	37,950,362	37,898,036
Net income per common unit - basic	$0.71	$0.23	$1.20	$0.26
Net income per common unit - diluted	$0.71	$0.23	$1.20	$0.26

Distributions paid per common unit	$0.5250	$0.5250	$1.5750	$1.5750
Distributions declared (with respect to each respective period) per common unit	$0.5250	$0.5250	$1.5750	$1.5750

(a) 729,679 potentially dilutive units related to the preferred membership interests were excluded from the calculation of diluted earnings per unit because including them would have been antidilutive for the nine months ended September 30, 2022.

For the three months ended September 30, 2022, dilutive units related to the preferred membership interests were included in the denominator of the calculation of diluted earnings per unit. Similarly, the accretion of the preferred membership interests was added back in the numerator of the calculation as if the preferred membership interests had been converted to common units at the beginning of the period, in which case no accretion would have been recorded.

Distributions

Distribution activity for 2022 is as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2021	February 3, 2022	February 10, 2022	$0.5250	$19,896
March 31, 2022	May 3, 2022	May 11, 2022	0.5250	19,904
June 30, 2022	August 3, 2022	August 10, 2022	0.5250	19,913
September 30, 2022	November 3, 2022	November 10, 2022	0.5250	19,913

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended September 30, 2022
Revenues from fuel sales to external customers	$653,905	$518,356	$—	$1,172,261
Intersegment revenues from fuel sales	398,072	—	(398,072)	—
Revenues from food and merchandise sales	—	76,136	—	76,136
Rent income	18,134	3,126	—	21,260
Other revenue	1,657	3,093	—	4,750
Total revenues	$1,071,768	$600,711	$(398,072)	$1,274,407

Operating income (loss)	$45,387	$20,937	$(26,685)	$39,639

Three Months Ended September 30, 2021
Revenues from fuel sales to external customers	$565,022	$337,214	$—	$902,236
Intersegment revenues from fuel sales	260,713	—	(260,713)	—
Revenues from food and merchandise sales	—	58,283	—	58,283
Rent income	18,441	3,057	—	21,498
Other revenue	795	2,310	—	3,105
Total revenues	$844,971	$400,864	$(260,713)	$985,122

Operating income (loss)	$39,496	$2,007	$(28,915)	$12,588

Nine Months Ended September 30, 2022
Revenues from fuel sales to external customers	$2,032,950	$1,519,923	—	$3,552,873
Intersegment revenues from fuel sales	1,235,496	—	(1,235,496)	—
Revenues from food and merchandise sales	—	212,417	—	212,417
Rent income	53,450	9,286	—	62,736
Other revenue	5,250	9,375	—	14,625
Total revenues	$3,327,146	$1,751,001	$(1,235,496)	$3,842,651

Operating income (loss)	$126,508	$25,033	$(81,111)	$70,430

Nine Months Ended September 30, 2021
Revenues from fuel sales to external customers	$1,493,614	$794,826	$—	$2,288,440
Intersegment revenues from fuel sales	604,043	—	(604,043)	—
Revenues from food and merchandise sales	—	141,330	—	141,330
Rent income	54,350	8,482	—	62,832
Other revenue	2,658	6,480	—	9,138
Total revenues	$2,154,665	$951,118	$(604,043)	$2,501,740

Operating income (loss)	$97,645	$3,253	$(81,012)	$19,886

Receivables relating to the revenue streams above are as follows (in thousands):

	September 30,	December 31,
	2022	2021
Receivables from fuel and merchandise sales	$33,086	$27,932
Receivables for rent and other lease-related charges	1,338	6,548
Total accounts receivable	$34,424	$34,480

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The balance of unamortized costs incurred to obtain certain contracts with customers was $11.1 million and $11.0 million at September 30, 2022 and December 31, 2021, respectively. Amortization of such costs is recorded against operating revenues and amounted to $0.5 million and $0.4 million for the three months ended September 30, 2022 and 2021 and $1.3 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Receivables from rent and other lease-related charges are generally collected at the beginning of the month.

Note 17. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Decrease (increase):
Accounts receivable	$(1,844)	$(11,008)
Accounts receivable from related parties	286	95
Inventories	(891)	(4,667)
Other current assets	3,066	(4,965)
Other assets	(1,785)	(1,986)
Increase (decrease):
Accounts payable	12,528	21,271
Accounts payable to related parties	739	3,654
Motor fuel and sales taxes payable	(1,805)	3,498
Accrued expenses and other current liabilities	1,654	1,203
Other long-term liabilities	2,640	2,992
Changes in operating assets and liabilities, net of acquisitions	$14,588	$10,087

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

Supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for interest	$20,092	$10,876
Cash paid (refunded) for taxes, net	(3,934)	941

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2022	2021
Accrued capital expenditures	$1,304	$3,386
Lease liabilities arising from obtaining right-of-use assets	12,602	22,358

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
•
motor fuel price volatility, including as a result of the conflict in Ukraine, or a reduction in demand for motor fuels;
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
•
Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three and nine months ended September 30, 2022 and 2021 and non-GAAP financial measures.
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

Recent Developments

Acquisition of Assets from Community Service Stations, Inc.

On August 24, 2022, we entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Community Service Stations, Inc., pursuant to which we have agreed to purchase certain assets from Community Service Stations, Inc. for a purchase price of $27.5 million plus working capital. The assets consist of wholesale fuel supply contracts to 39 dealer owned locations, 34 sub-wholesaler accounts and two commission locations (1 fee based and 1 lease).

The acquisition is subject to customary conditions to closing. We expect the transaction to close during the fourth quarter of 2022. It is anticipated that the acquisition will be financed with cash on hand and/or undrawn capacity under the CAPL Credit Facility.

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

COVID-19 Pandemic

During the first quarter of 2020, an outbreak of a novel strain of coronavirus spread worldwide, including to the U.S., posing public health risks that reached pandemic proportions. We experienced a sharp decrease in fuel volume in mid-to-late March 2020. Although the COVID Pandemic has not significantly impacted our results in 2022, fuel volume was recovering throughout 2021, which impacts the comparability of our results between periods.

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

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues	$1,274,407	$985,122	$3,842,651	$2,501,740
Costs of sales	1,159,677	909,391	3,560,146	2,306,047
Gross profit	114,730	75,731	282,505	195,693

Operating expenses:
Operating expenses	46,845	34,548	131,170	95,021
General and administrative expenses	6,599	9,903	18,762	24,429
Depreciation, amortization and accretion expense	21,329	19,118	61,523	56,732
Total operating expenses	74,773	63,569	211,455	176,182
(Loss) gain on dispositions and lease terminations, net	(318)	426	(620)	375
Operating income	39,639	12,588	70,430	19,886
Other income, net	120	127	352	419
Interest expense	(8,351)	(4,928)	(22,333)	(12,295)
Income before income taxes	31,408	7,787	48,449	8,010
Income tax expense (benefit)	3,815	(1,065)	1,843	(1,664)
Net income	27,593	8,852	46,606	9,674
Accretion of preferred membership interests	575	—	1,138	—
Net income available to limited partners	$27,018	$8,852	$45,468	$9,674

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Consolidated Results

Operating revenues increased $289 million (29%) and gross profit increased $39 million (51%).

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•
A $227 million (27%) increase in our wholesale segment revenues primarily attributable to a 32% increase in the average daily spot price of WTI crude oil to $93.06 per barrel for the third quarter of 2022, compared to $70.58 per barrel for the third quarter of 2021. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Volume declined 5% primarily due to lower volume in our base business (i.e., results excluding the results from the assets acquired from 7-Eleven), partially offset by the volume generated by the acquisition of assets from 7-Eleven.
•
A $200 million (50%) increase in our retail segment revenues primarily attributable to a 34% increase in the average retail fuel price from the third quarter of 2021 to the third quarter of 2022 due to the increase in wholesale motor fuel prices as noted above. Volume also increased 15% for the third quarter of 2022 compared to the third quarter of 2021 as a result of the acquisition of assets from 7-Eleven. Lastly, merchandise revenues increased $18 million (31%) driven by the acquisition of assets from 7-Eleven.

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

Our intersegment revenues increased $137 million (53%), primarily attributable to the increase in wholesale fuel prices and the incremental intersegment revenues generated by the company operated sites acquired in the acquisition of assets from 7-Eleven.

Cost of sales

Cost of sales increased $250 million (28%), which was a result of the increase in wholesale motor fuel prices and the acquisition of assets from 7-Eleven discussed above.

Gross profit

Gross profit increased $39 million (51%), which was primarily driven by increases in motor fuel and merchandise gross profit due to the acquisition of assets from 7-Eleven along with realizing a higher margin per gallon. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses decreased $3.3 million (33%) primarily due to a $4.0 million decrease in acquisition-related costs driven by a reduction in legal fees incurred in connection with the acquisition of assets from 7-Eleven as compared to the third quarter of 2021, partially offset by higher management fees and equity incentive compensation expense.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $2.2 million (12%) primarily from incremental depreciation, amortization and accretion expense from the property and equipment and intangible assets acquired in the acquisition of assets from 7-Eleven. In addition, we recorded $1.6 million in impairment charges during the third quarter of 2022, compared to $1.2 million in impairment charges during the same period of the prior year. These impairment charges were primarily related to our ongoing real estate rationalization effort and the resulting reclassification of these sites to assets held for sale.

Gain on dispositions and lease terminations, net

During the three months ended September 30, 2022, we recorded a $0.3 million net loss on lease terminations and asset disposals.

During the three months ended September 30, 2021, we recorded a $0.4 million net gain in connection with our ongoing real estate rationalization effort.

Interest expense

Interest expense increased $3.4 million (69%), primarily driven by a $1.4 million increase in interest expense incurred on the JKM Credit Facility as a result of the timing of borrowings to fund the acquisition of assets from 7-Eleven as well as the increase in the LIBOR rate. In addition, we incurred $2.0 million more in interest expense on the CAPL Credit Facility (net of the impact of the interest rate swaps) due primarily to the increase in the LIBOR rate and to a lesser degree, higher borrowings primarily to fund a portion of the purchase price for the acquisition of assets from 7-Eleven.

Income tax expense

We recorded income tax expense (benefit) of $3.8 million and $(1.1) million for the three months ended September 30, 2022 and 2021, respectively, driven by the income generated (losses incurred) by our taxable subsidiaries.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Consolidated Results

Operating revenues increased $1.3 billion (54%) and gross profit increased $87 million (44%).

Operating revenues

Significant items impacting these results prior to the elimination of intercompany revenues were:

•
A $1.2 billion (54%) increase in our wholesale segment revenues primarily attributable to a 52% increase in the average daily spot price of WTI crude oil to $98.96 per barrel for the nine months ended September 30, 2022 compared to $65.05 per barrel for the nine months ended September 30, 2021. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Volume also increased 2% primarily as a result of volume generated by the acquisition of assets from 7-Eleven, partially offset by lower volume in our base business (i.e., results excluding the results from the assets acquired from 7-Eleven).
•
An $800 million (84%) increase in our retail segment revenues primarily attributable to a 43% increase in the average retail fuel price for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the increase in wholesale motor fuel prices as noted above. Volume also increased 33% for the nine months ended September 30, 2022 compared to the same period of 2021 as a result of the acquisition of assets from 7-Eleven. Lastly, merchandise revenues increased $71 million (50%) driven by the acquisition of assets from 7-Eleven.

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

Our intersegment revenues increased $631 million (105%), primarily attributable to the increase in wholesale fuel prices and the incremental intersegment revenues generated by the company operated sites acquired in the acquisition of assets from 7-Eleven.

Cost of sales

Cost of sales increased $1.3 billion (54%), which was a result of the increase in wholesale motor fuel prices and the acquisition of assets from 7-Eleven discussed above.

Gross profit

Gross profit increased $87 million (44%), which was primarily driven by increases in motor fuel, merchandise and other gross profit due to the acquisition of assets from 7-Eleven along with realizing a higher margin per gallon. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses decreased $5.7 million (23%) primarily due to a $7.5 million decrease in acquisition-related costs driven by a reduction in legal fees incurred in connection with the acquisition of assets from 7-Eleven as compared to the nine months ended September 30, 2021, partially offset by higher management fees and equity incentive compensation expense.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $4.8 million (8%) primarily from incremental depreciation, amortization and accretion expense from the property and equipment and intangible assets acquired in the acquisition of assets from 7-Eleven. This increase was partially offset by a $3.7 million decrease in impairment charges related to our ongoing real estate rationalization effort and the resulting reclassification of these sites to assets held for sale as compared to the same period of 2021.

Gain (loss) on dispositions and lease terminations, net

During the nine months ended September 30, 2022, we recorded net losses on lease terminations and asset disposals, partially offset by a $0.9 million gain in connection with our ongoing real estate rationalization effort.

During the nine months ended September 30, 2021, we recorded a $1.5 million gain in connection with our ongoing real estate rationalization effort, partially offset by net losses on lease terminations and asset disposals.

Interest expense

Interest expense increased $10 million (82%), primarily driven by a $4.0 million increase in interest expense incurred on the JKM Credit Facility as a result of the timing of borrowings to fund the acquisition of assets from 7-Eleven as well as the increase in the LIBOR rate along with a $0.9 million increase in amortization of deferred financing costs as a result of entering into the JKM Credit Facility and the amendment to the CAPL Credit Facility. In addition, we incurred $5.2 million more in interest expense on the CAPL Credit Facility (net of the impact of the interest rate swaps) due primarily to the increase in the LIBOR rate and to a lesser degree, higher borrowings primarily to fund a portion of the purchase price for the acquisition of assets from 7-Eleven.

Income tax benefit

We recorded income tax expense (benefit) of $1.8 million and $(1.7) million for the nine months ended September 30, 2022 and 2021, respectively, driven by the income generated (losses incurred) by our taxable subsidiaries.

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

Wholesale

The following table highlights the results of operations and certain operating metrics of our wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross profit:
Motor fuel–third party	$19,500	$18,180	$54,719	$52,232
Motor fuel–intersegment and related party	22,710	15,943	60,796	33,633
Motor fuel gross profit	42,210	34,123	115,515	85,865
Rent gross profit	12,959	13,264	37,944	38,730
Other revenues	1,657	795	5,250	2,658
Total gross profit	56,826	48,182	158,709	127,253
Operating expenses	(11,439)	(8,686)	(32,201)	(29,608)
Operating income	$45,387	$39,496	$126,508	$97,645
Motor fuel distribution sites (end of period): (a)
Motor fuel–third party
Independent dealers (b)	623	676	623	676
Lessee dealers (c)	641	643	641	643
Total motor fuel distribution–third party sites	1,264	1,319	1,264	1,319
Motor fuel–intersegment and related party
Commission agents (Retail segment) (c)	198	200	198	200
Company operated retail sites (Retail segment) (d)	252	248	252	248
Total motor fuel distribution–intersegment and related party sites	450	448	450	448
Motor fuel distribution sites (average during the period):
Motor fuel-third party distribution	1,273	1,325	1,288	1,330
Motor fuel-intersegment and related party distribution	451	395	452	368
Total motor fuel distribution sites	1,724	1,720	1,740	1,698
Volume of gallons distributed (in thousands)
Third party	212,658	244,545	630,986	700,645
Intersegment and related party	125,427	110,087	370,181	277,392
Total volume of gallons distributed	338,085	354,632	1,001,167	978,037

Wholesale margin per gallon	$0.125	$0.096	$0.115	$0.088

(a)
In addition, as of September 30, 2022 and 2021, respectively, we distributed motor fuel to 13 and 14 sub-wholesalers who distributed to additional sites.
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
(d)
The increase in the company operated site count was primarily attributable to the company operated sites acquired from 7-Eleven.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Gross profit increased $8.6 million (18%) and operating income increased $5.9 million (15%). These results were impacted by:

Motor fuel gross profit

The $8.1 million (24%) increase in motor fuel gross profit was primarily driven by a 30% increase in our average margin per gallon compared to the third quarter of 2021. Our DTW margins were higher for the third quarter of 2022 as compared to the third quarter of 2021 due to greater volatility in the price of crude oil in the third quarter of 2022 as compared to the third quarter of 2021. In addition, we benefited from higher terms discounts as a result of higher crude prices. The average spot price of WTI crude oil increased 32% from $70.58 per barrel for the third quarter of 2021 to $93.06 per barrel for the third quarter of 2022. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Volume declined 5% primarily due to lower volume in our base business (i.e., results excluding the results from the assets acquired from 7-Eleven), partially offset by the volume generated by the acquisition of assets from 7-Eleven.

Other revenues

Other revenues increased $0.9 million (108%) due primarily to higher take-or-pay income related to minimum purchase quantities on our dealer contracts.

Operating expenses

Operating expenses increased $2.8 million (32%), primarily as a result of an increase in management fees and environmental costs.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Gross profit increased $31.5 million (25%) and operating income increased $28.9 million (30%). The results were driven by:

Motor fuel gross profit

The $29.7 million (35%) increase in motor fuel gross profit was primarily driven by a 31% increase in our average margin per gallon compared to the nine months ended September 30, 2021. Our DTW margins were higher for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due to greater volatility in the price of crude oil for the nine months ended September 30, 2022 as compared to the same period of 2021. In addition, we benefited from higher terms discounts as a result of higher crude prices. The average spot price of WTI crude oil increased 52% from $65.05 per barrel for the nine months ended September 30, 2021 to $98.96 per barrel for the nine months ended September 30, 2022. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Volume also increased 2% primarily as a result of volume generated by the acquisition of assets from 7-Eleven, partially offset by lower volume in our base business (i.e., results excluding the results from the assets acquired from 7-Eleven).

Other revenues

Other revenues increased $2.6 million (98%) due primarily to higher take-or-pay income related to minimum purchase quantities on our dealer contracts and higher dealer contract termination fees.

Operating expenses

Operating expenses increased $2.6 million (9%), primarily as a result of an increase in management fees, partially offset by lower maintenance costs.

Retail

The following table highlights the results of operations and certain operating metrics of our retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands, except for the number of retail sites):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross profit:
Motor fuel	$30,206	$7,750	$50,031	$18,120
Merchandise	20,649	15,543	57,496	37,876
Rent	2,395	2,266	7,100	6,190
Other revenue	3,093	2,310	9,375	6,480
Total gross profit	56,343	27,869	124,002	68,666
Operating expenses	(35,406)	(25,862)	(98,969)	(65,413)
Operating income	$20,937	$2,007	$25,033	$3,253

Retail sites (end of period):
Commission agents (a)	198	200	198	200
Company operated retail sites(b)	252	248	252	248
Total system sites at the end of the period	450	448	450	448

Total system operating statistics:
Average retail fuel sites during the period	451	395	452	368
Volume of gallons sold	126,669	110,523	371,524	278,564

Commission agents statistics:
Average retail fuel sites during the period	198	201	199	203

Company operated retail site statistics:
Average retail fuel sites during the period	253	194	253	165
Merchandise gross profit percentage	27.1%	26.7%	27.1%	26.8%

(a)
The decrease in the commission site count was primarily attributable to our real estate rationalization effort.
(b)
The increase in the company operated site count was primarily attributable to the company operated sites acquired from 7-Eleven.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Gross profit increased $28.5 million (102%) and operating income increased $18.9 million. These results were impacted by:

Gross profit

•
Our motor fuel gross profit increased $22.5 million (290%) attributable to a 240% increase in margin per gallon for the three months ended September 30, 2022 as compared to the same period in 2021 due to greater volatility in the price of crude oil for the three months ended September 30, 2022 as compared to the same period of 2021. In addition, volume increased 15% stemming from the sites acquired from 7-Eleven.
•
Our merchandise gross profit and other revenues increased $5.1 million (33%) and $0.8 million (34%), respectively, driven by the sites acquired from 7-Eleven.

Operating expenses

Operating expenses increased $9.5 million (37%) primarily due to a $9.0 million increase driven by the sites acquired from 7-Eleven.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Gross profit increased $55.3 million (81%) and operating income increased $21.8 million. These results were driven by:

Gross profit

•
Our motor fuel gross profit increased $31.9 million (176%) attributable to a 107% increase in margin per gallon for the nine months ended September 30, 2022 as compared to the same period in 2021 due to greater volatility in the price of crude oil for the nine months ended September 30, 2022 as compared to the same period of 2021. In addition, volume increased 33% stemming from the sites acquired from 7-Eleven.
•
Our merchandise gross profit and other revenues increased $19.6 million (52%) and $2.9 million (45%), respectively, driven by the sites acquired from 7-Eleven.

Operating expenses

Operating expenses increased $33.6 million (51%) primarily due to a $32.4 million increase driven by the sites acquired from 7-Eleven.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (a)	$27,593	$8,852	$46,606	$9,674
Interest expense	8,351	4,928	22,333	12,295
Income tax expense (benefit)	3,815	(1,065)	1,843	(1,664)
Depreciation, amortization and accretion expense	21,329	19,118	61,523	56,732
EBITDA	61,088	31,833	132,305	77,037
Equity-based employee and director compensation expense	654	342	1,608	1,096
Loss (gain) on dispositions and lease terminations, net	318	(426)	620	(375)
Acquisition-related costs (b)	107	4,141	985	8,502
Adjusted EBITDA	62,167	35,890	135,518	86,260
Cash interest expense	(7,668)	(4,267)	(20,280)	(11,113)
Sustaining capital expenditures (c)	(1,974)	(975)	(5,191)	(3,407)
Current income tax expense	(1,656)	(214)	(2,519)	(548)
Distributable Cash Flow	$50,869	$30,434	$107,528	$71,192
Distributions paid	19,913	19,894	59,713	59,659
Distribution Coverage Ratio (d)	2.55x	1.53x	1.80x	1.19x

(a)
Beginning in the second quarter of 2022, we reconcile Adjusted EBITDA to Net income rather than to Net income available to limited partners. The difference between Net income and Net income available to limited partners is that, beginning in the second quarter of 2022, the accretion of preferred membership interests issued in late March 2022 is a deduction from Net income in computing Net income available to limited partners. Because Adjusted EBITDA is used to assess our financial performance without regard to capital structure, we believe Adjusted EBITDA should be reconciled with Net income, so that the calculation isn’t impacted by the accretion of preferred membership interests. This approach is comparable to our reconciliation of Adjusted EBITDA to Net income available to limited partners in past periods, as we have not recorded accretion of preferred membership interests in past periods.
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
(d)
In 2022, we updated our calculation of our Distribution Coverage Ratio to divide Distributable Cash Flow by distributions paid, whereas in prior periods, our Distribution Coverage Ratio was calculated as Distributable Cash Flow divided by the weighted-average diluted common units, and then we divided that result by distributions paid per limited partner unit.

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

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$126,460	$76,267
Net cash used in investing activities	(24,169)	(283,200)
Net cash (used in) provided by financing activities	(98,151)	214,667

Operating Activities

Net cash provided by operating activities increased $50.2 million for the nine months ended September 30, 2022 compared to the same period in 2021, primarily attributable to the incremental cash flow generated by the sites acquired from 7-Eleven and the strong DTW margins in 2022.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as well as operating lease obligations as compared to the shorter settlement of receivables for fuel and rent.

Investing Activities

We incurred capital expenditures of $26.8 million and $32.4 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease was largely driven by reductions in EMV upgrades and rebranding of certain sites, including the sites acquired from 7-Eleven. We paid $1.9 million and $262.0 million during the nine months ended September 30, 2022 and 2021, respectively, in connection with the closing of sites acquired from 7-Eleven. We received $4.4 million and $11.0 million in proceeds primarily from the sale of sites in connection with our real estate rationalization effort for the nine months ended September 30, 2022 and 2021, respectively.

Financing Activities

We paid $59.9 million and $59.8 million in distributions for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, respectively, we made total net repayments of $60.7 million and total net borrowings of $283.5 million on our credit facilities. We received $24.4 million in net proceeds from the issuance of preferred membership interests during the nine months ended September 30, 2022. We paid $7.1 million in financing costs during the nine months ended September 30, 2021 in connection with entering into the JKM Credit Facility and amendment of the CAPL Credit Facility.

Distributions

Distribution activity for 2022 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2021	February 3, 2022	February 10, 2022	0.5250	19,896
March 31, 2022	May 3, 2022	May 11, 2022	0.5250	19,904
June 30, 2022	August 3, 2022	August 10, 2022	0.5250	19,913
September 30, 2022	November 3, 2022	November 10, 2022	0.5250	19,913

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Debt

As of September 30, 2022, our debt and finance lease obligations consisted of the following (in thousands):

CAPL Credit Facility	$593,360
JKM Credit Facility	158,980
Finance lease obligations	14,779
Total debt and finance lease obligations	767,119
Current portion	8,376
Noncurrent portion	758,743
Deferred financing costs, net	6,550
Noncurrent portion, net of deferred financing costs	$752,193

Taking the interest rate swap contracts into account, our effective interest rate on our CAPL Credit Facility at September 30, 2022 was 3.9% (our applicable margin was 2.25% as of September 30, 2022). Letters of credit outstanding under our CAPL Credit Facility at September 30, 2022 totaled $3.8 million.

Our effective interest rate on our JKM Credit Facility at September 30, 2022 was 5.2% (our applicable margin was 2.5% as of September 30, 2022). Letters of credit outstanding under our JKM Credit Facility at September 30, 2022 totaled $0.8 million.

The amount of availability under our CAPL Credit Facility at November 3, 2022, after taking into consideration debt covenant restrictions, was $163.6 million.

The amount of availability under the JKM Credit Facility at November 3, 2022, after taking into consideration debt covenant restrictions, was $14.2 million.

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

The following table outlines our capital expenditures (in thousands):

	Nine Months Ended September 30,
	2022	2021
Sustaining capital	$5,191	$3,407
Growth	21,593	28,963
Acquisitions	1,885	261,993
Total capital expenditures and acquisitions	$28,669	$294,363

Growth capital expenditures decreased during 2022 as compared with 2021, primarily due to decreases in EMV upgrades and rebranding of certain sites, including the sites acquired from 7-Eleven.

Concentration of Customers

For the nine months ended September 30, 2022 and 2021, respectively, approximately 20% and 19% of our rent income was from two multi-site operators.

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

See "Recent Developments—Acquisition of Assets from Community Service Stations, Inc." for information regarding our recently announced acquisition expected to close in the fourth quarter of 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

CrossAmerica Partners LP 2022 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on September 13, 2022)

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

Date: November 7, 2022