Form 10-K
period 2022-12-31
CrossAmerica Partners LP
filed 2023-02-28
CIK 1538849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of our common units based on the closing price on the New York Stock Exchange on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates of the registrant was approximately $371.2 million.

As of February 23, 2023, the registrant had outstanding 37,937,604 common units.

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

DMS

Dunne Manning Stores LLC (formerly known as Lehigh Gas-Ohio, LLC), an entity affiliated with the Topper Group. Through April 14, 2020, DMS was an operator of retail motor fuel stations. DMS leased sites from us in accordance with a master lease agreement and purchased a significant portion of its motor fuel for these sites from us on a wholesale basis under rack plus pricing. The financial results of DMS were not consolidated with ours.

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

TopStar

TopStar Inc., an entity affiliated with a family member of Joseph V. Topper, Jr. TopStar is an operator of convenience stores that leases sites from us, and since April 14, 2020, also purchases fuel from us.

Other Defined Terms:

7-Eleven	7-Eleven, Inc.

2022 Plan

In connection with the IPO, the General Partner adopted the Lehigh Gas Partners LP 2012 Incentive Award Plan, a long-term incentive plan for employees, officers, consultants and directors of the General Partner and any of its affiliates who perform services for the Partnership. The plan expired and was replaced by the CrossAmerica Partners LP 2022 Incentive Award Plan, effective October 23, 2022.

ASC	Accounting Standards Codification

AOCI	Accumulated other comprehensive income

ASU	Accounting Standards Update

Board	Board of Directors of our General Partner

Bonus Plan

The Performance-Based Bonus Compensation Policy is one of the key components of “at-risk” compensation. The Bonus Plan is utilized to reward short-term performance achievements and to motivate and reward employees for their contributions toward meeting financial and strategic goals.

BP	BP p.l.c.

CAPL Credit Facility

Credit Agreement, dated as of April 1, 2019, as amended by the First Amendment to Credit Agreement, dated as of November 19, 2019, by the Second Amendment to Credit Agreement, dated as of July 28, 2021, and by the Third Amendment to Credit Agreement, dated as of November 9, 2022, among the Partnership and Lehigh Gas Wholesale Services, Inc., as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent

CARES Act	Coronavirus Aid, Relief, and Economic Security Act, an economic stimulus bill signed into law on March 27, 2020 in response to the economic fallout of the COVID-19 Pandemic

CDC	The Center for Disease Control and Prevention

COVID-19 Pandemic	In December 2019, a novel strain of coronavirus was reported to have surfaced. In March 2020, the World Health Organization declared the outbreak a pandemic.

CSS	Community Service Stations, Inc.

CST	CST Brands LLC, which merged into Circle K Stores. Inc. on February 28, 2020, and subsidiaries, indirectly owned by Circle K

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

EBITDA	Earnings before interest, taxes, depreciation, amortization and accretion, a non-GAAP financial measure

EMV	Payment method based upon a technical standard for smart payment cards, also referred to as chip cards

Exchange Act	Securities Exchange Act of 1934, as amended

ExxonMobil	ExxonMobil Corporation

FASB	Financial Accounting Standards Board

Form 10-K	CrossAmerica’s Annual Report on Form 10-K for the year ended December 31, 2022

FTC	U.S. Federal Trade Commission

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

Qualifying Income

Income and gains received by nontaxable subsidiaries of CrossAmerica or directly by CrossAmerica from qualifying activities, which generally include interest and dividends, real property rents, gains on the sale or other disposition of real property and income and gains from the wholesale distribution of motor fuels as further described in Section 7704(d) of the Internal Revenue Code; such income and gains are not taxed at the CrossAmerica level but rather passed through and taxed at the unitholder level

SEC	U.S. Securities and Exchange Commission

Tax Cuts and Jobs Act	U.S. tax legislation, formally known as Public Law No. 115-97, signed into law on December 22, 2017.

Terms Discounts

Discounts for prompt payment and other rebates and incentives from our suppliers for a material amount of the gallons of motor fuel purchased by us, which are recorded within cost of sales. Prompt payment discounts are based on a percentage of the purchase price of motor fuel.

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
•
the availability and cost of competing motor fuel resources;
•
motor fuel price volatility, including as a result of the conflict in Ukraine;
•
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
•
unexpected environmental liabilities;
•
the outcome of pending or future litigation; and
•
our ability to comply with federal and state laws and regulations, including those related to environmental matters, the sale of alcohol, cigarettes and fresh foods, employment and health benefits, immigration and international trade.

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

The Topper Group controls the sole member of our General Partner and has the ability to appoint all of the members of the Board and to control and manage the operations and activities of the Partnership. As of February 23, 2023, the Topper Group also has beneficial ownership of a 38.5% limited partner interest in the Partnership.

Our principal executive office address is 645 Hamilton Street, Suite 400, Allentown, PA 18101, and our telephone number is (610) 625-8000. Our common units trade on the NYSE under the ticker symbol “CAPL.”

We conduct our business through two operating segments – wholesale and retail. As of December 31, 2022, we distributed motor fuel on a wholesale basis to approximately 1,750 sites located in 34 states. We own or lease approximately 1,150 sites, of which we operate 255 as company operated sites. See "Item 7—Recent Developments—Change in Segment Reporting" for information regarding a change in our segment reporting.

We are one of the ten largest independent distributors by motor fuel volume in the United States for ExxonMobil, BP and Shell, and we also distribute Sunoco, Valero, Gulf, Citgo, Marathon and Phillips 66-branded motor fuels (approximately 92% of the motor fuel we distributed during 2022 was branded). For approximately 61% of gallons sold, we receive a per gallon rate equal to the posted rack price, less any applicable discounts, plus transportation costs, taxes and a fixed rate per gallon of motor fuel. The remaining gallons are either retail sales or wholesale DTW contracts that provide for variable, market-based pricing.

Regarding our supplier relationships, a material amount of our total gallons of motor fuel purchased are subject to Terms Discounts for prompt payment and other rebates and incentives, which are recorded within cost of sales. Prompt payment discounts are based on a percentage of the purchase price of motor fuel. As such, the dollar value of these discounts increases and decreases corresponding with motor fuel prices. Therefore, in periods of lower wholesale motor fuel prices, our gross profit is negatively affected, and, in periods of higher wholesale motor fuel prices, our gross profit is positively affected (as it relates to these discounts). Based on our current volumes, we estimate a $10 per barrel change in the price of crude oil would impact our overall annual wholesale motor fuel gross profit by approximately $2.8 million related to these payment discounts.

The following table highlights the aggregate volume of motor fuel distributed to each of our principal customer groups (in millions). See Item 7—Results of Operations for additional information on the drivers of the fluctuations in the volume and site counts below.

		Gallons of Motor Fuel Distributed Year Ended December 31,			Fuel Distribution Sites End of Year
	Segment	2022	2021	2020	2022	2021	2020
Independent dealers (a)	Wholesale	496	550	450	663	666	687
Lessee dealers	Wholesale	348	382	396	619	637	658
DMS	Wholesale	—	—	17	—	—	—
Company operated	Retail	328	234	113	255	252	150
Commission agents (b)	Retail	168	169	141	200	198	208
Total		1,340	1,335	1,117	1,737	1,753	1,703

(a)
Gallons distributed to independent dealers include gallons distributed to sub-wholesalers and commercial accounts, which are not included in the site counts reported above.
(b)
Includes independent commission sites owned or leased by the commission agent.

We also generate revenues through leasing or subleasing our real estate. We own or lease real and personal property and we lease or sublease that property to tenants, the substantial majority of which are wholesale customers as described above. We own approximately 60% of our properties that we lease to our dealers or utilize in our retail business. Our lease agreements with third-party landlords have an average remaining lease term of 5.0 years as of December 31, 2022.

The following table presents rental income (in millions) and the number of sites from which rental income was generated:

		Rental Income Year Ended December 31,			Sites from which Rental Income was Generated End of Year
	Segment	2022	2021	2020	2022	2021	2020
Lessee dealers	Wholesale	$71.3	$71.6	$71.4	687	716	753
DMS	Retail	—	—	1.4	—	—	—
Company operated	Retail	2.2	1.5	0.6	44	36	21
Commission agents	Retail	10.6	10.1	9.8	185	184	195
Total		$84.1	$83.2	$83.2	916	936	969

The financial statements reflect the consolidated results of the Partnership and its wholly owned subsidiaries. Our primary operations are conducted by the following consolidated wholly owned subsidiaries:

•
LGW and CAPL JKM Wholesale, which distribute motor fuels on a wholesale basis and generate Qualifying Income under Section 7704(d) of the Internal Revenue Code;
•
LGPR, which functions as the real estate holding company and holds assets that generate Qualifying Income under Section 7704(d) of the Internal Revenue Code;
•
LGWS, which owns and leases (or leases and sub-leases) real estate and personal property used in the retail sale of motor fuels, as well as provides maintenance and other services to its customers. In addition, LGWS sells motor fuel on a retail basis at sites operated by commission agents. LGWS also sells motor fuels on a retail basis and sells convenience merchandise items to end customers at company operated retail sites. Income from LGWS generally is not Qualifying Income under Section 7704(d) of the Internal Revenue Code; and
•
Joe’s Kwik Marts, which owns and leases real estate and personal property at certain of our company operated sites. Joe’s Kwik Marts also sells motor fuels on a retail basis and sells convenience merchandise items to end customers. Income from Joe’s Kwik Marts generally is not Qualifying Income under Sections 7704(d) of the Internal Revenue Code.

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

Operations

Wholesale Segment

Our wholesale segment generated 2022 revenues of $2.7 billion and operating income of $94 million. The wholesale segment includes the wholesale distribution of motor fuel to lessee dealers and independent dealers. We have exclusive motor fuel distribution contracts with lessee dealers who lease the property from us. We also have exclusive distribution contracts with independent dealers to distribute motor fuel but do not collect rent from the independent dealers. Below is a description of the wholesale segment's principal customer groups.

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

•
As of December 31, 2022, the average remaining distribution contract term was 5.1 years.

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
•
Leases are generally triple net leases.
•
As of December 31, 2022, the average remaining lease agreement term was 2.6 years.

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

Effective March 25, 2020, we divested our entire interest in CST Fuel Supply in the CST Fuel Supply Exchange.

Retail Segment

Our retail segment generated 2022 revenues of $2.3 billion and operating income of $107 million. The retail segment includes the sale of convenience merchandise items at company operated sites and the retail sale of motor fuel at company operated and commission sites. Below is a description of the retail segment's principal customer groups.

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
•
LGW and CAPL JKM Wholesale distribute all of the motor fuel required by our company operated sites to LGWS and Joe’s Kwik Marts, respectively, which owns the motor fuel inventory and sells motor fuel to retail customers. LGW records qualifying wholesale motor fuel distribution gross income and LGWS and Joe’s Kwik Marts record the non-qualifying retail sale.

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
•
LGW distributes motor fuel on to LGWS, which owns the motor fuel inventory and sells motor fuel to retail customers. LGW records qualifying wholesale motor fuel distribution gross income and LGWS records the non-qualifying retail sale.
•
As of December 31, 2022, the average remaining motor fuel distribution and lease agreement term for our commission agents was 1.2 years.

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

Our business strategy to achieve our objective of paying and, over time, increasing our quarterly cash distributions, is focused on the following key initiatives:

•
Expand within and beyond our existing markets through acquisitions. Since our IPO and through February 23, 2023, we have completed acquisitions for a total of approximately 1,000 fee and leasehold sites and 700 wholesale fuel supply contracts for total consideration of approximately $1.5 billion;
•
Enhance our real estate business’ cash flows by owning or leasing sites in prime locations;
•
Increase cash flows from our wholesale segment by expanding market share and growing rental income over time;
•
Increase cash flows from our retail segment by operating our retail sites efficiently with a focus on providing excellent value and service;
•
Maintain strong relationships with major integrated oil companies and refiners; and
•
Optimize the operations of acquired assets to the most appropriate format (lessee dealer, independent dealer, retail site) to maximize our investment return.

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

Subsequent to an acquisition and throughout the life cycle of a site, we evaluate the optimal operation of each site as company operated, lessee dealer or commission, or we consider strategic alternatives, including divesting the site.

Supplier Arrangements

We distribute branded motor fuel under the Exxon, Mobil, BP, Shell, Sunoco, Valero, Gulf, Citgo, Marathon and Phillips 66 brands to our customers. Branded motor fuels are purchased from major integrated oil companies and refiners under supply agreements. For 2022, we purchased approximately 81% of our motor fuel from four suppliers. Certain suppliers offer volume rebates or incentive payments to drive volumes and provide an incentive for branding new locations. Certain suppliers require that all or a portion of any such incentive payments be repaid to the supplier in the event that the sites are rebranded within a stated number of years. We also purchase unbranded motor fuel for distribution. As of December 31, 2022, our supply agreements had a weighted-average remaining term of approximately 5.0 years.

Competition

Our wholesale segment competes with other motor fuel distributors. Major competitive factors for us include, among others, customer service, price and quality of service and availability of products.

The convenience store industry is highly competitive, fragmented and characterized by constant change in the number and type of retailers offering products and services of the type sold at our sites. We compete with other retail site chains, independently owned sites, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores and hypermarkets. Major competitive factors include, among others, location, ease of access, product and service selection, motor fuel brands, pricing, customer service, store appearance, and cleanliness.

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

Environmental Laws and Regulations

We are subject to extensive federal, state and local environmental laws and regulations, including those relating to USTs, the release or discharge of materials into the air, water and soil, waste management, pollution prevention measures, storage, handling, use and disposal of hazardous materials, the exposure of persons to hazardous materials, greenhouse gas emissions, and characteristics, composition, storage and sale of motor fuel and the health and safety of our employees. We incorporate by reference into this section our disclosures included in Note 2 under the captions “Environmental Matters” and “Asset Retirement Obligations” as well as Note 10 under the caption “Asset Retirement Obligations” and Note 15 to the financial statements.

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

Human Capital

The Partnership has no direct employees. As of December 31, 2022, 228 employees of the Topper Group provided management services to us under the Omnibus Agreement. In addition, 2,009 store employees of the Topper Group provided services at our company operated sites.

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
•
Broad-based business or economic disruptions caused by health crises could adversely affect our business, financial condition, results of operations or cash available for distribution to our unitholders.
•
A shortage of qualified labor could have a material adverse effect on our business and results of operations.
•
We are subject to extensive government laws and regulations concerning store merchandise items, operations, employees, environmental matters and product quality specifications of motor fuel that we distribute and sell. The cost of compliance with such laws and regulations may be material.
•
A significant decrease in demand for motor fuel, including increased consumer preference for alternative motor fuels or improvements in fuel efficiency, in the areas we serve would reduce our ability to make distributions to our unitholders.
•
Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, operating results and financial condition.
•
Increased attention to environmental, social and governance (“ESG”) matters and conservation measures may adversely impact our business.
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
•
A continued increase in interest rates may cause the market price of our common units to decline and a significant increase in interest rates could adversely affect our ability to service our indebtedness.
•
We do not own all of the land on which our sites and certain facilities are located, which could result in increased costs and disruptions to our operations.
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
•
We rely on the employees of the Topper Group to provide key management services to our business pursuant to the Omnibus Agreement.
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
•
the level of our operating costs, including payments to the Topper Group under the Omnibus Agreement;
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

For 2022, motor fuel revenues accounted for 92% of our total revenues and motor fuel gross profit accounted for 59% of total gross profit. Wholesale motor fuel costs are directly related to, and fluctuate with, the price of crude oil. Volatility in the price of crude oil, and subsequently wholesale motor fuel prices, is caused by many factors, including general political, regulatory and economic conditions, acts of war, terrorism or armed conflict, instability in oil producing regions, particularly in the Middle East and South America, and the value of U.S. dollars relative to other foreign currencies, particularly those of oil producing nations. In addition, the supply of motor fuel and our wholesale purchase costs could be adversely affected in the event of a shortage or oversupply of product, which could result from, among other things, interruptions of fuel production at oil refineries, new supply sources, sustained increases or decreases in global demand or the fact that our motor fuel contracts do not guarantee an uninterrupted, unlimited supply of motor fuel.

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

In the retail motor fuel industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for commercial truck traffic and trends in travel and weather. Changes in economic conditions generally, or in the regions in which we operate, could adversely affect consumer spending patterns and travel in our markets. In particular, weakening economic conditions may result in decreases in miles driven and discretionary consumer spending and travel, which affect spending on motor fuel and convenience items. In addition, changes in the types of products and services demanded by consumers or labor strikes in the construction industry or other industries that employ customers who visit sites, may adversely affect our sales and gross profit. Additionally, negative publicity or perception surrounding motor fuel suppliers could adversely affect reputation and brand image, which may negatively affect our motor fuel sales and gross profit. Similarly, advanced technology and increased use of electric or hybrid cars or cars using alternative fuels would reduce demand for motor fuel. Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demands and preferences while continuing to sell products and services that remain relevant to the consumer and thus generally have a positive impact overall merchandise gross profit.

Broad-based business or economic disruptions caused by health crises could adversely affect our business, financial condition, results of operations or cash available for distribution to our unitholders.

Global health concerns, similar to the COVID-19 Pandemic, could result in social, economic and labor instability that adversely affect employee, customer, vendor, distribution channel and other business partner relationships, and in so doing could adversely affect our business, financial condition, results of operations and cash flows. For example, federal, state and local governmental actions restricting the ability of our customers to essential travel only, adversely impacts consumption of fuel. Sustained limitation on travel, or a general reluctance to travel due to a health crisis, adversely impacts our fuel volumes. Sustained fuel volume decreases and less foot traffic would adversely impact our dealer operated locations which could potentially pose increased credit risks or trigger a default under our fuel supply and lease agreements.

We do not have fleet operations but rely on common carriers to distribute and deliver our products. If these distribution channels are adversely impacted by a health crisis, delivery of our products could be jeopardized.

We may incur costs related to the implementation of prescribed safety protocols related to a health crisis. For example, we may incur substantial costs in connection with staffing impacted stores and the closing and subsequent cleaning of impacted stores resulting from a continued spread of a health crisis. We may also temporarily lose the services of employees or experience interruptions in our business which could lead to inefficiencies, interruptions in our regular operations and potential reputational harm. If we do not respond appropriately to a health crisis, or if customers do not perceive our response to be adequate for a particular region or our business as a whole, we could suffer damage to our reputation, which could materially adversely affect our business, financial condition and results of operations in the future.

There can be no assurances that these and other scenarios resulting from a health crisis will not have a material and adverse impact on our business, financial condition, results of operations or cash available for distribution to our unitholders.

A continued prolonged shortage of qualified labor could have a material adverse effect on our business and results of operations.

Due in part to COVID-19 and general macroeconomic factors, the Topper Group has experienced labor shortages in certain geographies. Outside suppliers that we rely on have also experienced shortages of qualified labor. The future success of our operations depends on our ability, and the ability of third parties on which we rely, to identify, recruit, develop and retain qualified and talented individuals in order to supply and deliver our products. A continued prolonged shortage of qualified labor could decrease our ability to effectively operate our retail locations, which would negatively impact our business and could have a material adverse effect on our results of operations. A shortage would also likely result in increased costs from higher overtime, the need to hire temporary help to meet demand, higher wage rates to attract and retain employees, and higher costs to purchase raw materials or services from such third parties, all of which would negatively impact our results of operations.

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

A significant decrease in demand for motor fuel, including increased consumer preference for alternative motor fuels or improvements in fuel efficiency, in the areas we serve would reduce our ability to make distributions to our unitholders.

Developments aimed at reducing greenhouse gas emissions’ contribution to climate change may decrease the demand or increase the cost for our major product, petroleum-based motor fuel. Attitudes toward this product and its relationship to the environment may significantly affect our effectiveness in marketing our product and sales. Efforts to steer the public toward non-petroleum-based fuel dependent modes of transportation such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles may foster a negative perception toward motor fuel or increase costs for our product, thus affecting the public’s attitude toward our primary product. Further, changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites, resulting in a decrease in gasoline sales and/or sales of merchandise and food at our company operated sites. In addition, higher prices could reduce the demand for gasoline and the products and services we offer at our convenience stores and adversely impact our sales. New technologies that increase fuel efficiency or offer alternative vehicle power sources or laws or regulations to increase fuel efficiency, reduce consumption or offer alternative vehicle power sources may result in decreased demand for petroleum-based motor fuel. A number of new legal incentives, regulatory requirements and executive initiatives, including the Clean Power Plan (“CPP”), the Affordable Clean Energy (“ACE”) rule that the Environmental Protection Agency (the “EPA”) has proposed to replace the CPP, and various government subsidies such as the extension of certain tax credits for renewable energy, have made these alternative forms of energy and electric vehicles more competitive. We may also incur increased costs for our product, which we may not be able to pass along to our customers. These developments could potentially have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

Increased attention to environmental, social and governance (“ESG”) matters and conservation measures may adversely impact our business.

Increasing attention to climate change, societal expectations on companies to address climate change and other ESG matters, investor and societal expectations regarding voluntary ESG disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on our unit price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in reduced demand for fossil fuel products and additional governmental investigations and private litigation against us. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to climate change or asserted damage to the environment, or to other mitigating factors.

Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures may be based on expectations and assumptions. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with fossil fuel-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our unit price and our access to and costs of capital. Also, institutional lenders may decide not to provide funding for fossil fuel companies based on climate change related concerns, which could affect our access to capital.

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

In 2022, our wholesale business purchased approximately 81% of its motor fuel from four suppliers. A change of motor fuel suppliers, a disruption in supply or a significant change in pricing with any of these suppliers could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

We are exposed to risk related to the creditworthiness and performance of our customers, suppliers and contract counterparties. As of December 31, 2022, we had outstanding accounts receivable totaling $32 million. This amount primarily consisted of vendor rebates due from our suppliers, credit card receivables, receivables arising from the sale of fuel and other products to independent franchised or licensed fuel station operators as well as amounts receivable from other industrial and commercial clients. Contracts with longer payment cycles or difficulties in enforcing contracts or collecting accounts receivable could lead to material fluctuations in our cash flows and could adversely impact our business, financial condition and results of operations.

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

In the normal course of our business as a motor fuel and merchandise retailer, we obtain large amounts of personal data, including banking information from our customers. While we have invested significant amounts in the protection of our IT systems and maintain what we believe are adequate security controls over individually identifiable customer, employee and vendor data provided to us, a breakdown or a breach in our systems that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur.

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

We have a significant amount of debt. As of December 31, 2022, we had $606.1 million of total debt and $140.1 million of availability under our revolving CAPL Credit Facility and $159.0 million of total debt and $14.2 million of availability under our JKM Credit Facility. Our level of indebtedness could have important consequences to us, including the following:

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

A continued increase in interest rates may cause the market price of our common units to decline and a significant increase in interest rates could adversely affect our ability to service our indebtedness.

Like all equity investments, an investment in our common units is subject to certain risks. Borrowings under the credit facilities bear interest at variable rates, subject to interest rate swap contracts we entered into to hedge future changes in variable rates. If market interest rates continue to increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow and ability to make cash distributions. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower-risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield-based equity investments such as publicly traded limited partnership interests. Reduced demand for our common units resulting from investors seeking other more favorable investment opportunities may cause the trading price of our common units to decline.

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

We do not own all of the land on which our sites and certain facilities are located, which could result in increased costs and disruptions to our operations.

We do not own all of the land on which our sites and certain facilities are located, and we lease a portion of such sites from third parties under long-term arrangements with various expiration dates. As such, we are subject to the possibility that we are unable to renew such leases or are only able to do so with increased costs or more onerous terms, which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

We rely on the employees of the Topper Group to provide key management services to our business pursuant to the Omnibus Agreement. If our Omnibus Agreement were to be terminated, we may not be able to find suitable replacements to perform such services for us without interruption to our business or increased costs.

Under our Omnibus Agreement, the Topper Group provides us with the personnel necessary to support our management, administrative and operating services, including accounting, tax, legal, internal audit, risk management and compliance, environmental compliance and remediation management oversight, treasury, information technology and other administrative functions, as well as the management and operation of our wholesale distribution and retail business. If our Omnibus Agreement is terminated, we may suffer interruptions to our business or increased costs to replace these services.

The liability of the Topper Group and Couche-Tard is limited under our Omnibus Agreement and Circle K Omnibus Agreement and we have agreed to indemnify the Topper Group and Couche-Tard against certain liabilities, which may expose us to significant expenses.

The Omnibus Agreement and the Circle K Omnibus Agreement provide that we must indemnify the Topper Group and Couche-Tard for certain liabilities, including any liabilities incurred by the Topper Group and Couche-Tard attributable to the operating and administrative services provided to us under the agreement, other than liabilities resulting from the Topper Group’s or Couche-Tard’s bad faith, fraud, or willful misconduct, as applicable.

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

If our unitholders are dissatisfied with the performance of our General Partner, they will have limited ability to remove our General Partner. The vote of the holders of at least 66 2⁄3% of all outstanding common units voting together as a single class is required to remove our General Partner. As of February 23, 2023, the Topper Group beneficially owned approximately 38.5% of our outstanding common units.

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

If at any time our General Partner and its affiliates hold more than 80% of the common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date that is three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our General Partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our Partnership Agreement that prevents our General Partner from issuing additional common units and exercising its call right. If our General Partner exercised its call right, the effect would be to take us private and, following the deregistering of the units, we would no longer be subject to the reporting requirements of the Exchange Act. As of February 23, 2023, the Topper Group beneficially owned approximately 38.5% of our outstanding common units.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by the Topper Group or other large holders.

As of February 23, 2023, we had 37,937,604 common units outstanding. Sales by the Topper Group or other large holders of a substantial number of our common units in the public or private markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to the Topper Group. Under our Partnership Agreement and pursuant to a registration rights agreement that we have entered into, the Topper Group has registration rights relating to the offer and sale of any units that it holds, subject to certain limitations.

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

Prior to making any distribution on our common units, we will pay the Topper Group the management fee and reimburse our General Partner and the Topper Group for all out-of-pocket third-party expenses they incur and payments they make on our behalf, pursuant to the Omnibus Agreement. Our Partnership Agreement provides that our General Partner will determine in good faith the expenses that are allocable to us. In addition, pursuant to the Omnibus Agreement, the Topper Group will be entitled to reimbursement for certain expenses that they incur on our behalf. Our Partnership Agreement does not limit the amount of expenses for which our General Partner and the Topper Group may be reimbursed. The reimbursement of expenses and payment of fees, if any, to our General Partner and the Topper Group will reduce the amount of cash available to pay distributions to our unitholders.

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

Under the Tax Cuts and Jobs Act, if a unitholder sells or otherwise disposes of a common unit, the transferee is required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. The Department of the Treasury and the IRS have issued final regulations providing guidance on the application of these rules for transfers of certain publicly traded partnership interests, including transfers of our common units, that are generally applicable to transfers occurring on or after January 1, 2023. Under these regulations, the “amount realized” on a transfer of our common units will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor. Such broker will generally be responsible for the 10% withholding obligation, and we will generally not be required to withhold from the transferee amounts that should have been withheld by the broker but were not withheld. Quarterly distributions made to our foreign unitholders on or after January 1, 2023 may also be subject to withholding under these rules to the extent a portion of a distribution is attributable to an amount in excess of our cumulative net income that has not previously been distributed. Any tax-exempt organization or non-U.S. person should consult its tax advisor before investing in our common units, including to discuss the potential impact of tax withholding on distributions on or sales or other taxable dispositions of our common units.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table shows the aggregate number of sites we owned or leased by customer group at December 31, 2022:

	Owned Sites	Leased Sites	Total Sites	Percentage of Total Sites
Lessee dealers	403	288	691	61%
Company operated	132	123	255	23%
Commission agents	145	40	185	16%
Total	680	451	1,131	100%

We conduct business at sites located in Alabama, Arkansas, Colorado, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Mississippi, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Virginia, West Virginia, Wisconsin and Vermont. Our site count includes those involved in our wholesale and retail segments.

The following table provides a history of our sites acquired, changes between customer groups or sold during 2022:

	Lessee Dealers	Company Operated	Commission Agents	Total
Number at beginning of year	720	252	184	1,156
Acquired	3	6	2	11
Changes between customer groups	—	(3)	3	—
Divested	(32)	—	(4)	(36)
Number at end of year (a)	691	255	185	1,131
(a)
Excludes independent commission sites and includes sites where we collect rent but to which we do not distribute motor fuel and closed sites.

Our principal executive offices are in Allentown, Pennsylvania in approximately 44,000 square feet of leased office space.

ITEM 3. LEGAL PROCEEDINGS

We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damages, environmental damages, employment-related claims and damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. None of these proceedings, separately or in the aggregate, are expected to have a material adverse effect on our financial position, results of operations or cash flows. In all instances, management has assessed the matter based on current information and made a judgment concerning its potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success. Management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainties of litigation.

Additional information regarding legal proceedings is included in Note 16 to the financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 23, 2023, we had 37,937,604 common units outstanding, held by approximately 30 holders of record. Our common units are listed and trade on the NYSE under the symbol “CAPL.”

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

Our cash distribution policy, established by our General Partner, is to distribute each quarter an amount at least equal to the minimum quarterly distribution of $0.4375 per unit on all units ($1.75 per unit on an annualized basis). The distribution declared by the Board on January 19, 2023 was $0.5250 per unit (or $2.10 per unit on an annualized basis). Our General Partner may determine at any time that it is in the best interest of our Partnership to modify or revoke our cash distribution policy. Modification of our cash distribution policy may result in distributions of amounts less than, or greater than, our minimum quarterly distribution, and revocation of our cash distribution policy could result in no distributions at all. In addition, our CAPL Credit Facility includes certain restrictions on our ability to make cash distributions.

IDRs

On February 6, 2020, we closed on the Equity Restructuring Agreement that eliminated the IDRs. See Note 21 for further discussion on the elimination of the IDRs.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following MD&A is intended to help the reader understand our results of operations and financial condition. This section is provided as a supplement to and should be read in conjunction with Items 1, 1A and 8 (which includes our financial statements) contained in this report.

MD&A is organized as follows:

•
Recent Developments—This section describes significant recent developments, including our acquisition of certain assets from CSS.
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

Recent Developments

Acquisition of Assets from CSS

On November 9, 2022, we closed on the acquisition of assets from CSS for a purchase price of $27.5 million plus working capital. The assets consisted of wholesale fuel supply contracts to 38 dealer owned locations, 35 sub-wholesaler accounts and two commission locations (1 fee based and 1 lease). We funded this acquisition through borrowings on the CAPL Credit Facility and cash on hand.

Amendment to CAPL Credit Facility

On November 9, 2022, in connection with our acquisition of assets from CSS, we entered into an amendment (the “Amendment”) to the CAPL Credit Facility. The Amendment, among other things, designates the acquisition of assets from CSS as a specified acquisition (as defined in the CAPL Credit Facility) which results in the maximum leverage ratio increasing to 5.50 to 1.00 through December 31, 2023.

See Notes 3 and 11 to the financial statements for additional information regarding this acquisition and the CAPL Credit Facility.

Change in Segment Reporting

During the fourth quarter of 2022, we changed our segment reporting to simplify the assessment of performance of our segments. Prior to the fourth quarter, the wholesale segment included the wholesale fuel gross profit on intersegment sales by our wholesale segment to our retail segment. Likewise, the wholesale segment included an allocation of operating expenses related to the operation of our retail sites consistent with the allocation of the overall fuel gross profit.

Starting in the fourth quarter of 2022, the wholesale segment includes only the fuel gross profit on sales to lessee dealers and independent dealers and the retail segment includes the entire fuel gross profit on sales at our company operated and commission agent sites. Likewise, operating expenses are allocated to each segment based on estimates of the level of effort expended on our 1) lessee and independent dealer business in our wholesale segment; and 2) company operated and commission site business in our retail segment.

This change simplifies the assessment of performance of our segments and eliminates the intersegment sales inherent in our prior segment reporting.

We have recast the results of our segments for periods prior to October 1, 2022 to be consistent with our new segment reporting.

See Note 22 to the financial statements for additional information.

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

See Note 3 to the financial statements for additional information regarding this acquisition.

Issuance of Preferred Membership Interests

On March 29, 2022, Holdings issued and sold 12,500 newly created Series A Preferred Interests to each of (i) Dunne Manning JKM LLC (the “DM Investor”), an entity affiliated with Joseph V. Topper, Jr., and (ii) John B. Reilly, III and a trust affiliated with Mr. Reilly (together with Mr. Reilly, the “JBR Investor;” and the JBR Investor, together with the DM Investor, the "Investors" and, each, an “Investor”) at a price of $1,000 per Series A Preferred Interest, for an aggregate purchase price of $25 million in cash (the “Preferred Issuance”), in reliance upon an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Preferred Issuance was consummated pursuant to an Investment Agreement, entered into as of March 29, 2022 (the “Investment Agreement”), by and among Holdings and each Investor. Following the Preferred Issuance, the Partnership indirectly retains 100% of the common interests of Holdings, and Holdings remains a consolidated subsidiary of the Partnership.

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

See Note 18 to the financial statements for additional information on the preferred membership interests.

COVID-19 Pandemic

During the first quarter of 2020, an outbreak of a novel strain of coronavirus spread worldwide, including to the U.S., posing public health risks that have reached pandemic proportions. We experienced a sharp decrease in fuel volume in mid-to-late March 2020. Although the COVID Pandemic has not significantly impacted our results in 2022, fuel volume recovered throughout 2020 and 2021, which impacts the comparability of our results between periods.

Significant Factors Affecting our Profitability

The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit

The prices paid to our motor fuel suppliers for wholesale motor fuel (which affects our cost of sales) are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations. For approximately 61% of gallons sold, we receive a per gallon rate equal to the posted rack price, less any applicable discounts, plus transportation costs, taxes and a fixed rate per gallon of motor fuel. The remaining gallons are either retail sales or wholesale DTW contracts that provide for variable, market-based pricing.

Regarding our supplier relationships, a material amount of our total gallons purchased are subject to Terms Discounts. The dollar value of these discounts varies with changes in motor fuel prices. Therefore, in periods of lower wholesale motor fuel prices, our gross profit is negatively affected, and, in periods of higher wholesale motor fuel prices, our gross profit is positively affected (as it relates to these discounts).

In our retail business, we attempt to pass along wholesale motor fuel price changes to our retail customers through “at the pump” retail price changes; however, market conditions do not always allow us to do so immediately. The timing of any related increase or decrease in “at the pump” retail prices is affected by competitive conditions in each geographic market in which we operate. As such, the prices we charge our customers for motor fuel and the gross profit we receive on our motor fuel sales can increase or decrease significantly over short periods of time.

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

As previously reported, we did not have any company operated sites for the period from September 30, 2019 through closing on the retail and wholesale acquisition on April 14, 2020, since which we have again been operating company operated sites.

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

Impact of Interest Rates

Recent increases in interest rates (particularly LIBOR) have increased our interest expense as further described below. Although we have hedged $300 million of our variable-rate debt, we are exposed to changes in interest rates on the balance of our variable-rate debt.

Acquisition and Financing Activity

Our results of operations and financial condition are also impacted by our acquisition and financing activities as summarized below.

2020

•
We completed four additional tranches of the asset exchange with Circle K on February 25, 2020, April 7, 2020, May 5, 2020 and September 15, 2020. With the closing of the sixth tranche, the transactions contemplated under the Asset Exchange Agreement were concluded.
•
On February 6, 2020, we closed on the Equity Restructuring Agreement that eliminated the IDRs.
•
Effective March 25, 2020, we closed on the CST Fuel Supply Exchange.
•
On April 14, 2020, we closed on the acquisition of retail and wholesale assets.

2021

•
From late June 2021 through December 31, 2021, we closed on the purchase of 103 sites of our 106-site acquisition from 7-Eleven, and in July 2021, we entered into a new credit agreement and amended our existing credit facility as further described in Notes 3 and 11 to the financial statements.

2022

•
In February 2022, we closed on the final three properties of our 106-site acquisition from 7-Eleven.
•
On November 9, 2022, we closed on the acquisition of assets from CSS.

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of income and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of income are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating revenues	$4,967,424	$3,579,259	$1,932,323
Cost of sales	4,591,653	3,302,306	1,720,196
Gross profit	375,771	276,953	212,127

Income from CST Fuel Supply equity interests	—	—	3,202
Operating expenses:
Operating expenses	174,708	134,079	90,928
General and administrative expenses	25,575	30,930	20,991
Depreciation, amortization and accretion expense	80,625	77,852	68,742
Total operating expenses	280,908	242,861	180,661
Gain on dispositions and lease terminations, net	1,143	2,037	80,924
Operating income	96,006	36,129	115,592
Other income, net	504	544	503
Interest expense	(32,100)	(18,244)	(16,587)
Income before income taxes	64,410	18,429	99,508
Income tax expense (benefit)	714	(3,225)	(7,948)
Net income	63,696	21,654	107,456
Accretion of preferred membership interests	1,726	—	—
IDR distributions	—	—	133
Net income available to limited partners	$61,970	$21,654	$107,323

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Consolidated Results

Operating revenues increased $1.4 billion or 39%, while operating income increased $60 million or 166%. Significant items impacting these results were:

Operating revenues

•
A $547 million (26%) increase in our wholesale segment revenues primarily attributable to a 39% increase in the average daily spot price of WTI crude oil to $94.90 per barrel in 2022, compared to $68.14 per barrel in 2021. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Volume decreased 9% due in part to the loss of independent dealer contracts, which are generally lower margin, as well as our real estate optimization efforts and general economic conditions.
•
An $841 million (59%) increase in our retail segment revenues primarily attributable to a 33% increase in the average retail selling price per gallon in 2022 as compared to 2021 generally due to the increase in crude oil prices discussed above. In addition, volume increased 23% from 2021 to 2022 driven by the acquisition of assets from 7-Eleven. Lastly, merchandise revenues increased $71 million (34%) driven by the acquisition of assets from 7-Eleven.

Cost of sales

Cost of sales increased $1.3 billion (39%), which was a result of the increase in wholesale motor fuel prices and the acquisition of assets from 7-Eleven discussed above.

Gross profit

Gross profit increased $99 million (36%), which was primarily due to a $93 million increase in gross profit from our retail segment driven by the acquisition of assets from 7-Eleven along with realizing a higher margin per gallon. See "Segment Results" for additional analyses.

Operating expenses

See “Segment Results” for additional analyses.

General and administrative expenses

General and administrative expenses decreased $5.4 million (17%) primarily due to an $8.0 million decrease in acquisition-related costs driven by a reduction in legal fees incurred in connection with the acquisition of assets from 7-Eleven, partially offset by higher management fees and equity incentive compensation expense.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $2.8 million (4%) primarily from incremental depreciation, amortization and accretion expense from the property and equipment and intangible assets acquired in the acquisition of assets from 7-Eleven. This increase was partially offset by a $4.9 million decrease in impairment charges related to our ongoing real estate rationalization effort and the resulting reclassification of these sites to assets held for sale.

Gain on dispositions and lease terminations, net

During 2022, we recorded a $3.5 million net gain related to sites sold in connection with our ongoing real estate rationalization effort, partially offset by net losses on lease terminations and asset disposals.

During 2021, we recorded a $3.3 million net gain related to sites sold in connection with our ongoing real estate rationalization effort, partially offset by net losses on lease terminations and asset disposals.

Interest expense

Interest expense increased $13.9 million (76%), primarily driven by a $5.2 million increase in interest expense incurred on the JKM Credit Facility as a result of the timing of borrowings to fund the acquisition of assets from 7-Eleven as well as the increase in the LIBOR rate along with a $0.6 million increase in amortization of deferred financing costs as a result of entering into the JKM Credit Facility. In addition, we incurred $7.7 million more in interest expense on the CAPL Credit Facility (net of the impact of the interest rate swaps) due primarily to the increase in the LIBOR rate and to a lesser degree, higher borrowings primarily to fund a portion of the purchase price for the acquisition of assets from 7-Eleven.

Income tax expense (benefit)

We recorded income tax expense (benefit) of $0.7 million and $(3.2) million for 2022 and 2021, respectively, driven by the income generated (losses incurred) by our taxable subsidiaries.

Accretion of preferred membership interests

In connection with the issuance of preferred membership interests in March 2022 as further discussed in Note 18 to the financial statements, we recorded accretion of $1.7 million in 2022.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Consolidated Results

Operating revenues increased $1.6 billion or 85%, while operating income decreased $79 million or 69%. Significant items impacting these results were:

Operating revenues

•
An $891 million (71%) increase in our wholesale segment revenues primarily attributable to the increase in crude oil prices. The average daily spot price of WTI crude oil increased 74% to $68.14 per barrel in 2021, compared to $39.16 per barrel in 2020. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Volume increased 8% primarily as a result of the volume generated by the asset exchanges with Circle K, the CST Fuel Supply Exchange and the acquisition of the retail and wholesale assets, as well as continuing recovery from the COVID-19 Pandemic.
•
A $756 million (111%) increase in our retail segment revenues primarily attributable to the increase in company operated sites as a result of the April 2020 acquisition of retail and wholesale assets, the March 2020 CST Fuel Supply Exchange and the acquisition of assets from 7-Eleven (the average total system sites increased 27% from 2020 compared to 2021). Volume increased 56% from 2020 to 2021 driven by the acquisitions as well as the continuing recovery from the COVID-19 Pandemic. The average retail fuel price increased 43% between those same periods due primarily due to the increase in wholesale motor fuel prices noted above. In addition, merchandise revenues increased $86 million (70%) driven by the acquisition of retail and wholesale assets and the acquisition of assets from 7-Eleven.

Cost of sales

Cost of sales increased $1.6 billion (92%) as a result of the increase in wholesale motor fuel prices and the impact of the increase in sites acquired in the asset exchanges with Circle K, the CST Fuel Supply Exchange, the acquisition of retail and wholesale assets and the acquisition of assets from 7-Eleven, as well as the continuing recovery from the COVID-19 Pandemic.

Gross profit

The $65 million (31%) increase in gross profit was primarily due to a $51 million increase in gross profit from the retail segment and a $14 million increase in gross profit from the wholesale segment. See "Segment Results" for additional analyses.

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

See "Recent Developments" and Note 22 to the financial statements for information regarding a change in our segment reporting. We have recast the results of our segments for periods prior to October 1, 2022 to be consistent with our new segment reporting.

Wholesale

The following table highlights the results of operations and certain operating metrics of our wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Year Ended December 31,
	2022	2021	2020
Gross profit:
Motor fuel gross profit	$73,378	$70,221	$57,644
Rent gross profit	50,852	50,736	50,411
Other revenues	6,509	3,721	2,344
Total gross profit	130,739	124,678	110,399
Income from CST Fuel Supply equity interests (a)	—	—	3,202
Operating expenses	(37,072)	(37,906)	(34,630)
Operating income	$93,667	$86,772	$78,971

Motor fuel distribution sites (end of period): (b)
Independent dealers (c)	663	666	687
Lessee dealers (d)	619	637	658
Total motor fuel distribution sites	1,282	1,303	1,345

Motor fuel distribution sites (average)	1,286	1,325	1,306

Volume of gallons distributed	844,486	931,288	862,938

Margin per gallon	$0.087	$0.075	$0.067

(a)
Represents income from our former equity interest in CST Fuel Supply. The CST Fuel Supply Exchange closed on March 25, 2020.
(b)
In addition, we distributed motor fuel to sub-wholesalers who distributed to additional sites.
(c)
The decrease in the independent dealer site count from December 31, 2021 to December 31, 2022 was primarily attributable to loss of contracts, most of which were lower margin, partially offset by the increase in independent dealer sites as a result of the acquisition of assets from CSS.
(d)
The decrease in the lessee dealer site count from December 31, 2021 to December 31, 2022 was primarily attributable to our real estate rationalization effort.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Gross profit increased $6.1 million (5%), while operating income increased $6.9 million (8%). These results were driven by:

Motor fuel gross profit

The $3.2 million (4%) increase in motor fuel gross profit was primarily driven by a 15% increase in our average fuel margin per gallon as compared to 2021 due to higher terms discounts as a result of higher crude prices. The average daily spot price of WTI crude oil increased 39% from $68.14 per barrel in 2021 to $94.90 per barrel in 2022. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Additionally, we benefited from better sourcing costs due to our brand consolidation and other initiatives. Lastly, volume decreased 9% due in part to the loss of independent dealer contracts, which are generally lower margin, as well as our real estate optimization efforts and general economic conditions.

Other revenues

Other revenues increased $2.8 million (75%) due to higher take-or-pay income related to minimum purchase quantities in our dealer contracts and higher dealer contract termination fees.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Gross profit increased $14.3 million (13%), while operating income increased $7.8 million (10%). These results were driven by:

Motor fuel gross profit

The $12.6 million (22%) increase in motor fuel gross profit was primarily driven by a 13% increase in our average fuel margin per gallon as compared to 2020 due to higher terms discounts as a result of higher crude prices. The average daily spot price of WTI crude oil increased 74% from $39.16 per barrel in 2020 to $68.14 per barrel in 2021. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Additionally, we benefited from better sourcing costs due to our brand consolidation and other initiatives. In addition, we saw an 8% increase in volume as a result of the asset exchanges with Circle K, the CST Fuel Supply Exchange, the acquisition of retail and wholesale assets and the continuing recovery from the COVID-19 Pandemic.

Rent gross profit

Rent gross profit increased $0.3 million (1%) primarily due to $0.5 million in rent concessions during the second quarter of 2020 and the positive impact from the CST Fuel Supply Exchange, partially offset by a decrease as a result of terminating leases in connection with the April 2020 acquisition of retail and wholesale assets.

Other revenues

Other revenues increased $1.4 million (59%) primarily due to higher take-or-pay income related to minimum purchase quantities in our dealer contracts.

Income from CST Fuel Supply equity interests

Income from CST Fuel Supply equity interests is no longer generated as a result of the March 2020 CST Fuel Supply Exchange.

Operating expenses

Operating expenses increased $3.3 million (9%) primarily as a result of a $2.7 million increase in environmental costs related to remediation, costs of compliance testing and monitoring and a $1.2 million increase in insurance costs due to the increase in controlled sites as a result of the acquisitions.

Retail

The following table highlights the results of operations and certain operating metrics of our retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of retail sites, gallons sold and per gallon amounts):

	Year Ended December 31,
	2022	2021	2020
Gross profit:
Motor fuel	$146,546	$79,318	$57,448
Merchandise	76,135	55,117	32,046
Rent	9,797	8,681	7,608
Other revenue	12,554	9,159	4,626
Total gross profit	245,032	152,275	101,728
Operating expenses	(137,636)	(96,173)	(56,298)
Operating income	$107,396	$56,102	$45,430

Retail sites (end of period):
Company operated retail sites	255	252	150
Commission agents	200	198	208
Total retail segment sites	455	450	358

Total retail segment statistics:
Volume of gallons sold	496,634	403,850	259,636
Average retail fuel sites	452	389	306
Margin per gallon, before deducting credit card fees and commissions	$0.396	$0.280	$0.298

Company operated site statistics:
Average retail fuel sites	253	187	107
Margin per gallon, before deducting credit card fees	$0.426	$0.309	$0.349
Merchandise gross profit percentage	27.2%	26.4%	26.0%

Commission site statistics:
Average retail fuel sites	199	202	199
Margin per gallon, before deducting credit card fees and commissions	$0.336	$0.238	$0.260

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Gross profit increased $92.8 million (61%), while operating income increased $51.3 million (91%). These results were impacted by:

Gross profit

•
Our motor fuel gross profit increased $67.2 million (85%) attributable to a 50% increase in margin per gallon in 2022 compared to 2021 due to greater volatility in the price of crude oil in 2022 compared to 2021. In addition, volume increased 23% stemming from the sites acquired from 7-Eleven.
•
Our merchandise gross profit and other revenues increased $21.0 million (38%) and $3.4 million (37%), respectively, driven by the sites acquired from 7-Eleven.
•
Rent gross profit increased $1.1 million (13%) due primarily to the sites acquired in the acquisition of assets from 7-Eleven.

Operating expenses

Operating expenses increased $41.5 million (43%) primarily due to a $33.8 million increase driven by the sites acquired from 7-Eleven. The balance of the increase is primarily due to increases in store level payroll costs and maintenance costs.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Gross profit increased $50.5 million (50%), while operating income increased $10.7 million (23%). These results were impacted by:

Gross profit

•
Our motor fuel gross profit increased $21.9 million (38%) attributable to a 56% increase in volume stemming from the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets, the March 2020 CST Fuel Supply Exchange, the acquisition of assets from 7-Eleven as well as the continuing recovery from the COVID-19 Pandemic (the average total system sites increased 27% from 2020 compared to 2021).
•
Our merchandise gross profit and other revenues increased $23.1 million (72%) and $4.5 million (98%), respectively, as a result of the increase in company operated sites driven by the April 2020 acquisition of retail and wholesale assets and the acquisition of assets from 7-Eleven.
•
Rent gross profit increased $1.1 million (14%) due primarily to the company operated and commission sites acquired in the April 2020 acquisition of retail and wholesale assets, the March 2020 CST Fuel Supply Exchange and the acquisition of assets from 7-Eleven.

Operating expenses

Operating expenses increased $39.9 million (71%) primarily due to the increase in company operated and commission sites as a result of the April 2020 acquisition of retail and wholesale assets, the March 2020 CST Fuel Supply Exchange and a $15.8 million increase as a result of the acquisition of assets from 7-Eleven.

Non-GAAP Financial Measures

We use the non-GAAP financial measures EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio. EBITDA represents net income before deducting interest expense, income taxes and depreciation, amortization and accretion (which includes certain impairment charges). Adjusted EBITDA represents EBITDA as further adjusted to exclude equity-based compensation expense, gains or losses on dispositions and lease terminations, net and certain discrete acquisition-related costs, such as legal and other professional fees, separation benefit costs and certain other discrete non-cash items arising from purchase accounting. Distributable Cash Flow represents Adjusted EBITDA less cash interest expense, sustaining capital expenditures and current income tax expense. The Distribution Coverage Ratio is computed by dividing Distributable Cash Flow by distributions paid.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Year Ended December 31,
	2022	2021	2020
Net income (a)	$63,696	$21,654	$107,456
Interest expense	32,100	18,244	16,587
Income tax expense (benefit)	714	(3,225)	(7,948)
Depreciation, amortization and accretion expense	80,625	77,852	68,742
EBITDA	177,135	114,525	184,837
Equity-based employee and director compensation expense	2,294	1,311	172
Gain on dispositions and lease terminations, net (b)	(1,143)	(2,037)	(80,924)
Acquisition-related costs (c)	1,508	9,461	3,464
Adjusted EBITDA	179,794	123,260	107,549
Cash interest expense	(29,312)	(16,382)	(15,545)
Sustaining capital expenditures (d)	(7,164)	(4,161)	(3,529)
Current income tax (expense) benefit (e)	(2,466)	(548)	14,126
Distributable Cash Flow	$140,852	$102,169	$102,601
Distributions paid	$79,625	$79,552	$77,751
Distribution Coverage Ratio (a)	1.77x	1.28x	1.32x

(a)
Beginning in 2022, we reconcile Adjusted EBITDA to Net income rather than to Net income available to limited partners. The difference between Net income and Net income available to limited partners is that, beginning in the second quarter of 2022, the accretion of preferred membership interests issued in late March 2022 is a deduction from Net income in computing Net income available to limited partners. Because Adjusted EBITDA is used to assess our financial performance without regard to capital structure, we believe Adjusted EBITDA should be reconciled with Net income, so that the calculation isn’t impacted by the accretion of preferred membership interests. This approach is comparable to our reconciliation of Adjusted EBITDA to Net income available to limited partners in past periods, as we have not recorded accretion of preferred membership interests in past periods.

In 2022, we updated our calculation of our Distribution Coverage Ratio to divide Distributable Cash Flow by distributions paid, whereas in prior periods, our Distribution Coverage Ratio was calculated as Distributable Cash Flow divided by the weighted-average diluted common units, and then we divided that result by distributions paid per limited partner unit.

As a result of these changes, our Distribution Coverage Ratio for 2020 was adjusted from 1.31x (as previously reported) to 1.32x.

(b)
We recorded gains on the sale of sites in connection with our ongoing real estate rationalization effort of $3.5 million, $3.3 million and $6.4 million in 2022, 2021 and 2020, respectively. In 2020, we also recorded $19.3 million in gains on the sale of sites in connection with the asset exchange with Circle K and a $67.6 million gain on the sale of our 17.5% investment in CST Fuel Supply. Also in 2020, we recorded a loss on lease terminations, including the non-cash write-off of deferred rent income associated with these leases, of $10.9 million.
(c)
Relates to certain acquisition-related costs, such as legal and other professional fees, separation benefit costs and purchase accounting adjustments associated with recent acquisitions.
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
(e)
Consistent with prior divestitures, the current income tax benefit in 2022, 2021 and 2020 excludes income tax incurred on the sale of sites. 2020 includes the tax benefit of 100% bonus depreciation on the eligible assets acquired in the asset exchanges with Circle K as well as certain dispenser upgrades and rebranding costs.

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

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$161,317	$95,468	$104,484
Net cash used in investing activities	(46,398)	(298,690)	(19,549)
Net cash (used in) provided by financing activities	(106,513)	210,357	(86,202)

Operating Activities

Net cash provided by operating activities increased $65.8 million in 2022 compared to 2021 primarily attributable to the incremental cash flow generated by the sites acquired from 7-Eleven and the strong fuel margins in 2022. In addition, changes in working capital increased cash flow from operating activities by $16.2 million.

Net cash provided by operating activities decreased $9.0 million for 2021 compared to 2020. Although the acquisitions drove incremental cash flow from operations, changes in working capital and a $6.0 million increase in acquisition costs (primarily the acquisition from 7-Eleven) reduced cash provided by operating activities for 2021 as compared to 2020.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as compared to the shorter settlement of receivables for fuel, rent and merchandise.

Investing Activities

In 2022, we incurred capital expenditures of $30.4 million driven by site purchases, site upgrades, including store remodels, car wash build-outs, EMV upgrades and rebranding of certain sites, including the sites acquired from 7-Eleven. We paid $27.7 million in connection with the acquisition of assets from CSS and $1.9 million in connection with the closing of sites acquired from 7-Eleven. We received $13.3 million in proceeds primarily from the sale of sites in connection with our real estate rationalization effort.

In 2021, we incurred capital expenditures of $41.9 million driven by site upgrades, including store remodels, carwash build-outs, EMV upgrades and rebranding of certain sites, including the sites acquired from 7-Eleven. We received $15.4 million in proceeds from the sales of assets, largely driven by our real estate rationalization effort. We paid $273.0 million in connection with our acquisition of assets from 7-Eleven.

In 2020, we received $23.0 million from Circle K primarily in connection with the CST Fuel Supply Exchange that closed in March 2020. In addition, we received $21.2 million in proceeds from the sale of assets in connection with our real estate rationalization effort and paid $28.2 million in connection with our April 2020 acquisition of retail and wholesale assets. Also, we incurred capital expenditures of $37.1 million in 2020.

Financing Activities

In 2022, we paid $79.8 million in distributions. We made net repayments of $47.9 on our credit facilities. We received $24.4 million in net proceeds from the issuance of preferred membership interests during 2022.

In 2021, we paid $79.7 million in distributions. We made net borrowings of $299.9 million of our credit facilities, primarily to fund the acquisition of assets from 7-Eleven and to pay $9.4 million in acquisition costs and $7.2 million of deferred financing costs.

In 2020, we paid $77.9 million in distributions and made net repayments on our CAPL Credit Facility of $5.8 million.

Distributions

Distribution activity for 2022 was as follows (in thousands):

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2021	February 3, 2022	February 10, 2022	$0.5250	$19,896
March 31, 2022	May 3, 2022	May 11, 2022	0.5250	19,904
June 30, 2022	August 3, 2022	August 10, 2022	0.5250	19,913
September 30, 2022	November 3, 2022	November 10, 2022	0.5250	19,912
December 31, 2022	February 3, 2023	February 10, 2023	0.5250	19,917

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

Debt

As of December 31, 2022, our debt and finance lease obligations consisted of the following (in thousands):

CAPL Credit Facility	$606,137
JKM Credit Facility	158,980
Finance lease obligations	13,954
Total debt and finance lease obligations	779,071
Current portion	11,151
Noncurrent portion	767,920
Deferred financing costs, net	6,282
Noncurrent portion, net of deferred financing costs	$761,638

Taking the interest rate swap contracts into account, our effective interest rate on our CAPL Credit Facility at December 31, 2022 was 4.2% (our applicable margin was 1.75% as of December 31, 2022). Letters of credit outstanding under our CAPL Credit Facility at December 31, 2022 totaled $3.8 million. The amount of availability under our CAPL Credit Facility at February 23, 2023, after taking into consideration debt covenant restrictions, was $120.5 million.

The CAPL Credit Facility contains financial covenants related to leverage and interest coverage as further described in Note 11 to the financial statements. These financial covenants and other covenants may restrict or limit our ability to make distributions, incur additional indebtedness, make certain capital expenditures or dispose of assets in excess of specified levels, among other restrictions.

Our effective interest rate on our JKM Credit Facility at December 31, 2022 was 6.5% (our applicable margin was 2.25% as of December 31, 2022). Letters of credit outstanding under our JKM Credit Facility at December 31, 2022 totaled $0.8 million. The amount of availability under the JKM Credit Facility at February 23, 2023, after taking into consideration debt covenant restrictions, was $14.2 million.

Similarly, our JKM Credit Facility contains financial covenants related to leverage and fixed charge coverage as further described in Note 11 to the financial statements. These financial covenants and other covenants may restrict or limit Holdings’ ability to incur additional indebtedness, make certain capital expenditures or dispose of assets in excess of specified levels, among other restrictions.

See “Recent Developments—Amendment to CAPL Credit Facility” and Note 11 to the financial statements for information regarding the amendment of the CAPL Credit Facility.

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

The following table outlines our capital expenditures and acquisitions (in thousands):

	Year Ended December 31,
	2022	2021	2020
Sustaining capital	$7,164	$4,161	$3,529
Growth	23,187	37,698	33,528
Acquisitions	29,594	272,983	28,244
Total capital expenditures and acquisitions	$59,945	$314,842	$65,301

Growth capital expenditures decreased in 2022 as compared with 2021, primarily due to a decrease in rebranding of the sites acquired from 7-Eleven.

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

As discussed previously, our CAPL Credit Facility matures April 25, 2024 and our JKM Credit Facility matures July 16, 2026. In addition, we have finance lease obligations that expire in 2027 and operating leases that expire through 2041. See Note 11 to the financial statements for additional information on our debt and finance lease obligations, Note 12 for information on interest rate swap contracts and Note 13 for information on our operating lease obligations.

See Note 10 for information on AROs, Note 15 for information on environmental matters and Note 16 for information on minimum fuel volume purchase commitments and legal matters.

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

Our results for 2023 are anticipated to be impacted by the following:

•
The acquisition of assets from CSS is anticipated to increase gross profit particularly in the wholesale segment.
•
We anticipate that we will continue to realize reductions in our fuel costs as a result of new or amended fuel purchase contracts.
•
Given increases in LIBOR, we anticipate higher interest expense.

We will continue to evaluate acquisitions on an opportunistic basis. Additionally, we will pursue acquisition targets that fit into our strategy. Whether we will be able to execute acquisitions will depend on market conditions, availability of suitable acquisition targets at attractive terms, acquisition-related compliance with customary regulatory requirements, and our ability to finance such acquisitions on favorable terms and in compliance with our debt covenant restrictions.

New Accounting Policies

No new accounting guidance significantly impacted our business in 2022. For information on our significant accounting policies, see Note 2 to the financial statements.

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

In transactions in which we sell and lease back property, we apply guidance from ASC 606–Revenue from Contracts with Customers in determining whether the transfer of the property should be accounted for as a sale. Specifically, we assess if we have satisfied a performance obligation by transferring control of the property.

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

See Notes 5 and 22 to the financial statements for additional information on our revenues and related receivables.

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

At December 31, 2022 and 2021, we had goodwill totaling $99.4 million and $100.5 million, respectively. Of the December 31, 2022 balance, $49.7 million was assigned to the wholesale reporting unit and $49.7 million was assigned to the retail reporting unit. After assessing the totality of events and circumstances, we determined that it is more likely than not that the fair value of our reporting units exceed their carrying amounts and therefore goodwill is not impaired at December 31, 2022 or 2021.

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

Interest Rate Risk

As of December 31, 2022, we had $606.1 million outstanding on our CAPL Credit Facility. Our outstanding borrowings bear interest at LIBOR plus an applicable margin, which was 1.75% at December 31, 2022.

In 2020, we entered into interest rate swap contracts to hedge against interest rate volatility on our variable rate borrowings under the CAPL Credit Facility. The interest rate swap contracts have a total notional amount of $300 million, an average fixed rate of 0.438% and mature on April 1, 2024. See Note 12 to the financial statements for additional information.

Taking the interest rate swap contracts into account, our effective interest rate on our CAPL Credit Facility at December 31, 2022 was 4.2%. A one percentage point change in LIBOR would impact annual interest expense by approximately $3.1 million.

As of December 31, 2022, we had $159.0 million outstanding under our Term Loan Facility. Our borrowings under the JKM Credit Facility had a weighted-average interest rate of 6.5% as of December 31, 2022 (LIBOR plus an applicable margin, which was 2.25% as of December 31, 2022). A one percentage point change in LIBOR would impact annual interest expense by approximately $1.6 million.

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

A material amount of our total gallons purchased are subject to Terms Discounts for prompt payment and other rebates and incentives, which are recorded within cost of sales. Prompt payment discounts are based on a percentage of the purchase price of motor fuel. As such, the dollar value of these discounts increases and decreases corresponding with motor fuel prices. Based on our current volumes, we estimate a $10 per barrel change in the price of crude oil would impact our annual wholesale motor fuel gross profit by approximately $2.8 million related to these payment discounts.

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

The management of CrossAmerica is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system was designed to provide reasonable assurance to the company’s management and Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. CrossAmerica management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 version. Based on our assessment, we believe that, as of December 31, 2022, the Partnership’s internal control over financial reporting is effective based on those criteria.

Attestation Report of the Independent Registered Public Accounting Firm

Grant Thornton LLP (PCAOB ID No. 248), our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2022. Their report dated February 27, 2023, expressed an unqualified opinion on our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors, General Partner and Limited Partners

CrossAmerica Partners LP

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CrossAmerica Partners LP (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2022 and 2021, the related consolidated statements of income, equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule I (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2023 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Classification of Series A Preferred Membership Interests

As described further in Note 18 to the financial statements, the Partnership’s indirect wholly-owned subsidiary CAPL JKM Holdings LLC (“Holdings”) issued and sold 25,000 newly created Series A Preferred Interests at a price of $1,000 per Series A Preferred Interest, for an aggregate purchase price of $25 million on March 29, 2022. The Series A Preferred Interests had an initial liquidation preference of $1,000 per share and are subject to exchange through conversion or redemption (a) upon a liquidation or deemed liquidation event of Holdings, (ii) upon a change of control of the Partnership, (iii) from and after March 1, 2024, at the option of the Partnership and Holdings, and (iv) on March 31, 2029. The Exchange Price will be payable in common units of the Partnership or, if any holder of Series A Preferred Interests so elects, redeemable in cash. We identified the classification of the Series A Preferred Interests as a critical audit matter.

The determination of the classification of the Series A Preferred Interests involves an evaluation of the relevant terms and provisions within the Series A Investment Agreement, the Holdings Operating Agreement, the CAPL Credit Facility and the JKM Credit Facility. The relevant accounting literature is complex, and required management to consider the economic characteristics and risks of the Series A Preferred Interests, including all of its stated and implied substantive terms and features, to determine whether the nature of the Series A Preferred Interests are more akin to debt or to equity. The interpretation and application of the accounting literature is subjective and requires specialized skills and knowledge. Auditing management’s conclusions related to the classification of the Series A Preferred Interests involved especially challenging auditor judgment to determine whether the nature of the host contract was more akin to debt or to equity and was therefore properly classified.

Our audit procedures related to the classification issuance of the Series A Preferred Interests included the following, among others.

•
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls related to the accounting for the issuance of the Series A Preferred Interests, which included classification of the Series A Preferred Interests.
•
We utilized personnel with specialized skill and knowledge to assist in evaluating the appropriateness of management’s conclusions by (1) inspecting and assessing the relevant terms and provisions of the Series A Investment Agreement, the Holdings Operating Agreement, the CAPL Credit Facility and the JKM Credit Facility; (2) comparing the relevant terms and provisions to management’s analysis; and (3) assessing the appropriateness of management’s application of the relevant accounting literature.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2011.

Arlington, Virginia

February 27, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors, General Partner and Limited Partners

CrossAmerica Partners LP

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of CrossAmerica Partners LP (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2022, and our report dated February 27, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Arlington, Virginia

February 27, 2023

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$16,054	$7,648
Accounts receivable, net of allowances of $686 and $458, respectively	30,825	33,331
Accounts receivable from related parties	743	1,149
Inventory	47,307	46,100
Assets held for sale	983	4,907
Current portion of interest rate swap contracts	13,827	115
Other current assets	8,667	13,065
Total current assets	118,406	106,315
Property and equipment, net	728,379	755,454
Right-of-use assets, net	164,942	169,333
Intangible assets, net	113,919	114,187
Goodwill	99,409	100,464
Interest rate swap contracts, less current portion	3,401	2,916
Other assets	26,142	21,473
Total assets	$1,254,598	$1,270,142

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$11,151	$10,939
Current portion of operating lease obligations	35,345	34,832
Accounts payable	77,048	67,173
Accounts payable to related parties	7,798	7,679
Accrued expenses and other current liabilities	23,144	20,682
Motor fuel and sales taxes payable	20,813	22,585
Total current liabilities	175,299	163,890
Debt and finance lease obligations, less current portion	761,638	810,635
Operating lease obligations, less current portion	135,220	140,149
Deferred tax liabilities, net	10,588	12,341
Asset retirement obligations	46,431	45,366
Other long-term liabilities	46,289	41,203
Total liabilities	1,175,465	1,213,584

Commitments and contingencies (Notes 15 and 16)

Preferred membership interests	26,156	—

Equity:
Common units— 37,937,604 and 37,896,556 units issued and outstanding at December 31, 2022 and 2021, respectively	36,508	53,528
Accumulated other comprehensive income	16,469	3,030
Total equity	52,977	56,558
Total liabilities and equity	$1,254,598	$1,270,142

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars, except unit and per unit amounts)

	For the Year Ended December 31,
	2022	2021	2020
Operating revenues (a)	$4,967,424	$3,579,259	$1,932,323
Cost of sales (b)	4,591,653	3,302,306	1,720,196
Gross profit	375,771	276,953	212,127

Income from CST Fuel Supply equity interests	—	—	3,202
Operating expenses:
Operating expenses (c)	174,708	134,079	90,928
General and administrative expenses	25,575	30,930	20,991
Depreciation, amortization and accretion expense	80,625	77,852	68,742
Total operating expenses	280,908	242,861	180,661
Gain on dispositions and lease terminations, net	1,143	2,037	80,924
Operating income	96,006	36,129	115,592
Other income, net	504	544	503
Interest expense	(32,100)	(18,244)	(16,587)
Income before income taxes	64,410	18,429	99,508
Income tax expense (benefit)	714	(3,225)	(7,948)
Net income	63,696	21,654	107,456
Accretion of preferred membership interests	1,726	—	—
IDR distributions	—	—	133
Net income available to limited partners	$61,970	$21,654	$107,323

Basic and diluted earnings per common unit	$1.63	$0.57	$2.87

Weighted-average limited partner units:
Basic common units	37,916,829	37,880,910	37,369,487
Diluted common units	38,059,774	37,884,124	37,369,487

Supplemental information:
(a) includes excise taxes of:	$270,501	$228,764	$141,429
(a) includes rent income of:	84,106	83,182	83,233
(b) excludes depreciation, amortization and accretion
(b) includes rent expense of:	23,457	23,765	25,214
(c) includes rent expense of:	15,254	13,531	9,067

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	For the Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$63,696	$21,654	$107,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	80,625	77,852	68,742
Amortization of deferred financing costs	2,788	1,862	1,042
Credit loss expense	232	253	1,210
Deferred income tax benefit	(1,753)	(3,761)	(4,436)
Equity-based employee and director compensation expense	2,294	1,311	172
Gain on dispositions and lease terminations, net	(1,143)	(2,037)	(88,912)
Changes in operating assets and liabilities, net of acquisitions	14,578	(1,666)	19,210
Net cash provided by operating activities	161,317	95,468	104,484

Cash flows from investing activities:
Principal payments received on notes receivable	203	793	974
Proceeds from sale of assets	13,344	15,359	21,729
Proceeds from sale of assets to Circle K	—	—	23,049
Capital expenditures	(30,351)	(41,859)	(37,057)
Cash paid in connection with acquisitions, net of cash acquired	(29,594)	(272,983)	(28,244)
Net cash used in investing activities	(46,398)	(298,690)	(19,549)

Cash flows from financing activities:
Borrowings under revolving credit facilities	114,100	194,895	106,180
Repayments on revolving credit facilities	(138,538)	(77,500)	(112,000)
Borrowings under the Term Loan Facility	1,120	182,460	—
Repayments on the Term Loan Facility	(24,600)	—	—
Net proceeds from issuance of preferred membership interests	24,430	—	—
Payments of finance lease obligations	(2,724)	(2,604)	(2,458)
Payments of deferred financing costs	(474)	(7,201)	—
Distributions paid on distribution equivalent rights	(202)	(141)	(40)
Distributions paid to holders of the IDRs	—	—	(133)
Distributions paid on common units	(79,625)	(79,552)	(77,751)
Net cash (used in) provided by financing activities	(106,513)	210,357	(86,202)
Net increase (decrease) in cash and cash equivalents	8,406	7,135	(1,267)

Cash and cash equivalents at beginning of period	7,648	513	1,780
Cash and cash equivalents at end of period	$16,054	$7,648	$513

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

	Limited Partners’ Interest
	Common Unitholders		IDRs	AOCI	Total Equity
	Units	Dollars	Dollars	Dollars	Dollars
Balance at December 31, 2019	34,494,441	$78,397	$—	$—	78,397
Net income	—	107,323	133	—	107,456
Other comprehensive income (loss)
Unrealized loss on interest rate swap contracts	—	—	—	(2,859)	(2,859)
Realized loss on interest rate swap contracts reclassified from AOCI into interest expense	—	—	—	403	403
Total other comprehensive loss	—	—	—	(2,456)	(2,456)
Comprehensive income (loss)	—	107,323	133	(2,456)	105,000
Issuance of units to the Topper Group in connection with the Equity Restructuring Agreement	2,528,673	—	—	—	—
Acquisition of assets from entities under common control, net of fair value of common units issued	842,891	4,169	—	—	4,169
Vesting of equity awards, net of units withheld for tax	2,041	26	—	—	26
Distributions paid	—	(77,791)	(133)	—	(77,924)
Balance at December 31, 2020	37,868,046	112,124		(2,456)	109,668
Net income	—	21,654	—	—	21,654
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	—	4,466	4,466
Realized loss on interest rate swap contracts reclassified from AOCI into interest expense	—	—	—	1,020	1,020
Total other comprehensive income	—	—	—	5,486	5,486
Comprehensive income	—	21,654	—	5,486	27,140
Issuance of units related to 2020 Bonus Plan	6,822	126	—	—	126
Tax effect from intra-entity transfer of assets	—	(1,094)	—	—	(1,094)
Vesting of equity awards, net of units withheld for tax	21,688	411	—	—	411
Distributions paid	—	(79,693)	—	—	(79,693)
Balance at December 31, 2021	37,896,556	$53,528	$—	$3,030	$56,558
Net income	—	63,696	—	—	63,696
Other comprehensive income (loss)
Unrealized gain on interest rate swap contracts	—	—	—	17,336	17,336
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	—	(3,897)	(3,897)
Total other comprehensive income	—	—	—	13,439	13,439
Comprehensive income	—	63,696	—	13,439	77,135
Issuance of units related to 2021 Bonus Plan	16,154	327	—	—	327
Vesting of equity awards, net of units withheld for tax	24,894	510	—	—	510
Accretion of preferred membership interests	—	(1,726)	—	—	(1,726)
Distributions paid	—	(79,827)	—	—	(79,827)
Balance at December 31, 2022	37,937,604	$36,508	$—	$16,469	$52,977

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. DESCRIPTION OF BUSINESS

Purchase of the General Partner by the Topper Group

The Topper Group controls the sole member of our General Partner and has the ability to appoint all of the members of the Board and to control and manage the operations and activities of the Partnership. As of February 23, 2023, the Topper Group has beneficial ownership of a 38.5% limited partner interest in the Partnership.

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

The consolidated financial statements reflect the consolidated results of the Partnership and its wholly owned subsidiaries. Our primary operations are conducted by the following consolidated wholly owned subsidiaries:

•
LGW and CAPL JKM Wholesale, which distribute motor fuels on a wholesale basis and generate Qualifying Income under Section 7704(d) of the Internal Revenue Code;
•
LGPR, which functions as our real estate holding company and holds assets that generate qualifying rental income under Section 7704(d) of the Internal Revenue Code;
•
LGWS, which owns and leases (or leases and sub-leases) real estate and personal property used in the retail sale of motor fuels, as well as provides maintenance and other services to its customers. In addition, LGWS distributes motor fuels on a retail basis and sells convenience merchandise items to end customers at company operated retail sites and sells motor fuel on a retail basis at sites operated by commission agents. Income from LGWS generally is not Qualifying Income under Section 7704(d) of the Internal Revenue Code; and
•
Joe’s Kwik Marts, which owns and leases real estate and personal property at certain of our company operated sites. Joe’s Kwik Marts also sells motor fuels on a retail basis and sells convenience merchandise items to end customers. Income from Joe’s Kwik Marts generally is not Qualifying Income under Sections 7704(d) of the Internal Revenue Code.

Note 2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements were prepared in accordance with U.S. GAAP. These financial statements include the consolidated accounts of CrossAmerica and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results and outcomes could differ from those estimates and assumptions. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances could result in revised estimates and assumptions.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

We consider all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which, for cash equivalents, approximates fair value due to their short-term maturity. We are potentially subject to financial instrument concentration of credit risk through our cash and cash equivalents. We maintain cash and cash equivalents with several major financial institutions and have approximately $14.6 million of cash and cash equivalents in excess of FDIC insurance limits at December 31, 2022. We have not experienced any losses on our cash and cash equivalents and do not believe we have significant credit risk.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income statement includes the results of operations for each acquisition from their respective date of acquisition.

Whether we account for a transaction as an asset acquisition or a business combination, determining the fair value of assets and liabilities requires management’s judgment, the utilization of independent valuation experts and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired, the liabilities assumed and any noncontrolling interest in the investee, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the consolidated financial statements in periods after acquisition, such as through depreciation and amortization.

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

Impairment of Assets

Long-lived assets, which include property and equipment and finite-lived intangible assets, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the long-lived asset exceeds its fair value, with fair value determined based on discounted estimated net cash flows or other appropriate methods. See Note 7 for information regarding impairment charges recorded primarily upon classifying sites within assets held for sale.

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

Asset Retirement Obligations

We record a liability, which is referred to as an asset retirement obligation, at fair value for the estimated cost to remove USTs used to store motor fuel at owned and leased sites at the time we incur that liability, which is generally when the UST is installed or upon acquiring the site. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset. We depreciate the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the estimated remaining life of the UST. Accretion expense is reflected in depreciation, amortization and accretion expense. We base our estimates of the anticipated future costs for removal of a UST on our prior experience with removal. Removal costs include the cost to remove the USTs, soil remediation costs resulting from the spillage of small quantities of motor fuel in the normal operations of our business and other miscellaneous costs. We review our assumptions for computing the estimated liability for the removal of USTs on an annual basis. Any change in estimated cash flows is reflected as an adjustment to the liability and the associated asset.

Segment Reporting

We present our segment reporting in accordance with ASC 280–Segment Reporting and engage in both the wholesale and retail distribution of motor fuels, primarily gasoline and diesel fuel. We present our results to our chief operating decision maker segregated between wholesale and retail activities. As a result, we are deemed to conduct our business in two segments: 1) the wholesale segment and 2) the retail segment. See Note 22 for additional information, including regarding a change in our segment reporting.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues from the delivery of motor fuel are recorded at the time of delivery to our customers, by which time the price is fixed, title to the products has transferred and payment has either been received or collection is reasonably assured, net of applicable discounts and allowances. Incremental costs incurred to obtain certain contracts with customers are deferred and amortized over the contract term and are included in other noncurrent assets on the consolidated balance sheets. Amortization of such costs are classified as a reduction of operating revenues.

Revenues from the sale of convenience store products are recognized at the time of sale to the customer.

Revenues from leasing arrangements for which we are the lessor are recognized ratably over the term of the underlying lease.

In transactions in which we sell and lease back property, we apply guidance from ASC 606–Revenue from Contracts with Customers in determining whether the transfer of the property should be accounted for as a sale. Specifically, we assess if we have satisfied a performance obligation by transferring control of the property.

See Notes 5 and 22 for additional information on our revenues and related receivables.

Cost of Sales

We include in our cost of sales all costs we incur to acquire motor fuel and merchandise, including the costs of purchasing, storing and transporting inventory prior to delivery to our customers. A component of our cost of sales is the discount for prompt payment and other rebates, discounts and incentives offered by our suppliers. Prompt payment discounts from suppliers are based on a percentage of the purchase price of motor fuel and the dollar value of these discounts varies with motor fuel prices. Cost of sales does not include any depreciation of our property and equipment, as these amounts are included in depreciation, amortization and accretion expense on our consolidated statements of income.

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

Lease Accounting

We lease certain sites from third parties under long-term arrangements with various expiration dates.

Accounting guidance on leases requires the recognition of lease assets and lease liabilities on the consolidated balance sheet and disclosing key information about leasing arrangements. In order to measure our lease liability under our leases as lessee, we are required to discount our minimum rental payments using the rate implicit in the lease, unless such rate cannot be readily determined, in which case our incremental borrowing rate is used. As we do not know the amount of our lessors’ initial direct costs, we are generally unable to determine the rate implicit in our leases. As a result, we generally use our incremental borrowing rate, which is the rate we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment. We considered the rates we paid in previous financing and sale-leaseback transactions, the rates on our borrowings under our prior secured revolving credit facility and mortgage rates on commercial properties for various terms in developing our incremental borrowing rates.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 842–Leases requires leases be evaluated and classified as either operating or finance for financial reporting purposes. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period is reasonably certain. Generally, lease payments are expensed on a straight-line basis over the term of the lease including renewal periods that are reasonably certain at the inception of the lease. In addition to these lease payments, certain leases require additional contingent payments based on sales volume or future inflation, which are expensed as incurred.

See Notes 11 and 13 for additional information.

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

Valuation allowances are reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset. Management considers a number of factors in assessing the realization of a deferred tax asset, including the reversal of temporary differences, projections of future taxable income and ongoing prudent and feasible tax planning strategies. The amount of deferred tax assets ultimately realized may differ materially from the estimates utilized in the computation of valuation allowances and may materially impact the consolidated financial statements in the future.

Earnings per Common Unit

In addition to the common units, we identified the IDRs as participating securities and compute income per unit using the two-class method under which any excess of distributions declared over net income shall be allocated to the partners based on their respective sharing of income specified in the Partnership Agreement. Net income per unit applicable to limited partners is computed by dividing the limited partners’ interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common units.

See Note 21 for disclosure regarding the elimination of the IDRs, which closed on February 6, 2020.

Interest Rate Swap Contracts

Commencing in March 2020, the Partnership started to use interest rate swap contracts to reduce its exposure to unfavorable changes in interest rates. The Partnership accounts for derivative contracts in accordance with ASC 815–Derivatives and Hedging, and recognizes derivative instruments as either assets or liabilities on the consolidated balance sheet and measures those instruments at fair value. The changes in fair value of the derivative transactions are presented in accumulated other comprehensive income and reclassified to interest expense as the interest payments on our CAPL Credit Facility are made.

The portion of derivative positions that are anticipated to settle within a year are included in other current assets and accrued expenses and other current liabilities, while the portion of derivative positions that are anticipated to settle beyond a year are recorded in other assets or other long-term liabilities.

Cash inflows and outflows related to derivative instruments are included as a component of operating activities on the consolidated statements of cash flows, consistent with the classification of the hedged interest payments on our CAPL Credit Facility.

See Note 12 for information related to our interest rate swap contracts.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements – Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met to ease an entity’s financial reporting burden as the market transitions from LIBOR and other interbank offered rates to alternative reference rates. Subsequently, the FASB issued ASU 2021-01 to clarify the scope of Topic 848 and ASU 2022-06 to defer the sunset date of Topic 848. The guidance was effective upon issuance and may be applied through December 31, 2024. The adoption of this guidance did not have a material effect on the Partnership's consolidated financial statements.

Concentration Risks

For 2022, 2021 and 2020, approximately 21%, 19% and 17% of our rent income was from two multi-site operators, respectively.

In 2022, our wholesale business purchased approximately 81% of its motor fuel from four suppliers. In 2021, our wholesale business purchased approximately 80% of its motor fuel from four suppliers. In 2020, our wholesale business purchased approximately 74% of its motor fuel from four suppliers. No other fuel suppliers accounted for 10% or more of our motor fuel purchases during 2022, 2021 or 2020.

Approximately 23%, 27% and 26% of our motor fuel gallons sold were delivered by two carriers for 2022, 2021 and 2020, respectively.

COVID-19 Pandemic

During the first quarter of 2020, an outbreak of a novel strain of coronavirus spread worldwide, including to the U.S., posing public health risks that have reached pandemic proportions.

We experienced a sharp decrease in fuel volume in mid-to-late March 2020. Although the COVID Pandemic has not significantly impacted our results in 2022, fuel volume recovered throughout 2020 and 2021, which impacts the comparability of our results between all three periods.

Note 3. ACQUISITIONS

Acquisition of Assets from CSS

On November 9, 2022, we closed on the acquisition of assets from CSS for a purchase price of $27.5 million plus working capital. The assets consisted of wholesale fuel supply contracts to 38 dealer owned locations, 35 sub-wholesaler accounts and two commission locations (1 fee based and 1 lease). We funded this acquisition through borrowings on the CAPL Credit Facility and cash on hand.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded the purchase as summarized in the table below (in thousands):

Inventories	$67
Other current assets	63
Property and equipment	292
Right-of-use assets, net	299
Intangible assets	24,436
Other assets	2,943
Total assets	$28,100

Current portion of operating lease obligations	117
Operating lease obligations, less current portion	182
Accrued expenses and other current liabilities	5
Asset retirement obligations	87
Total liabilities	$391
Total consideration, net of cash acquired	$27,709

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

The fair value of the wholesale fuel distribution rights and supply contracts included in intangible assets was based on an income approach. Management believes the level and timing of cash flows represent relevant market participant assumptions. The wholesale fuel distribution rights are being amortized on a straight-line basis over an estimated useful life of 10 years. The wholesale fuel supply contracts are being amortized on an accelerated basis over an estimated useful life of 10 years.

Aggregate incremental revenues since the closing of the acquisition included in CrossAmerica's consolidated statement of income were $25.2 million for 2022.

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

The assets purchased by Buyer include real property and leasehold rights to the Properties, and all inventory and other assets located at the Properties, other than specifically excluded assets, such as rights to intellectual property or rights with respect to “7-Eleven” or “Speedway” branding. Substantially all of the sites purchased were operated under the Speedway brand, and all sites were rebranded in connection with the closing of such site pursuant to the Asset Purchase Agreement. Buyer also assumed certain specified liabilities associated with the assets.

Starting in late June 2021, Buyer closed on the acquisition of the Properties on a rolling basis of generally ten sites per week. Through December 31, 2021, Buyer consummated the closing under the Asset Purchase Agreement of 103 Properties for a purchase price of $273.0 million, including inventory and other working capital.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2022, we closed on the final three properties of our 106-site acquisition from 7-Eleven for a purchase price of $3.6 million, including inventory and other working capital, of which $1.8 million will be paid on or prior to February 8, 2027. During 2022, we recorded the purchase of these three properties and adjustments to our previous purchase accounting for the first 103 properties as summarized in the table below (in thousands):

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. ASSETS HELD FOR SALE

We have classified 3 and 12 sites as held for sale at December 31, 2022 and 2021, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	December 31,
	2022	2021
Land	$758	$3,042
Buildings and site improvements	457	2,231
Equipment	333	939
Total	1,548	6,212
Less accumulated depreciation	(565)	(1,305)
Assets held for sale	$983	$4,907

The Partnership has continued to focus on divesting lower performing assets. During 2022, we sold 27 properties for $12.9 million in proceeds, resulting in a net gain of $3.5 million. During 2021, we sold 32 properties for $14.0 million in proceeds, resulting in a net gain of $4.1 million. During 2020, we sold 33 properties for $21.2 million in proceeds, resulting in a net gain of $6.4 million.

See Note 7 for information regarding impairment charges primarily recorded upon classifying sites within assets held for sale.

Note 5. RECEIVABLES

Changes in the allowance for credit losses consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$458	$429	$557
Increase in allowance charged to expense	232	253	1,210
Accounts charged against the allowance, net of recoveries	(4)	(224)	(1,338)
Balance at end of year	$686	$458	$429

Notes receivable totaled $4.1 million and $0.5 million at December 31, 2022 and 2021, respectively, and are included in other current assets and other noncurrent assets on the consolidated balance sheets.

Note 6. INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2022	2021
Retail site merchandise	$22,654	$22,518
Motor fuel	24,653	23,582
Inventories	$47,307	$46,100

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Land	$323,882	$321,813
Buildings and site improvements	360,542	358,335
Leasehold improvements	15,312	13,437
Equipment	334,324	314,393
Construction in progress	6,514	9,457
Property and equipment, at cost	1,040,574	1,017,435
Accumulated depreciation and amortization	(312,195)	(261,981)
Property and equipment, net	$728,379	$755,454

Approximately $428 million of property and equipment, net was held for leasing purposes at December 31, 2022.

As discussed in Note 13, we lease sites under a lease with Getty Realty Corporation, for which the building and equipment components are classified as a finance lease. The right-of-use asset associated with this finance lease is included in the table above and totaled $7.1 million and $9.2 million at December 31, 2022 and 2021, respectively, net of accumulated amortization. Amortization of this right-of-use asset is included in depreciation, amortization and accretion expense on the consolidated statements of income and amounted to $2.0 million, $2.1 million and $2.2 million in 2022, 2021 and 2020, respectively.

Depreciation expense, including amortization of assets recorded under finance lease obligations, was approximately $58.3 million, $56.1 million and $51.3 million for 2022, 2021 and 2020, respectively. Included in these amounts are impairment charges primarily related to sites classified within assets held for sale totaling $2.8 million, $7.7 million and $9.1 million during 2022, 2021 and 2020, respectively.

Note 8. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	December 31, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$232,932	$120,168	$112,764	$212,194	$99,124	$113,070
Trademarks/licenses	2,208	1,250	958	2,208	1,174	1,034
Covenant not to compete	650	453	197	450	367	83
Total intangible assets	$235,790	$121,871	$113,919	$214,852	$100,665	$114,187

See Note 3 regarding our acquisition of certain assets from CSS.

Amortization expense was $21.2 million, $20.0 million and $16.1 million for 2022, 2021 and 2020, respectively. Aggregate amortization expense is expected to be $20.7 million, $17.9 million, $15.9 million, $14.1 million and $12.2 million for 2023, 2024, 2025, 2026 and 2027, respectively.

Note 9. GOODWILL

Changes in goodwill during 2022 consisted of the following (in thousands):

	Wholesale Segment	Retail Segment	Consolidated
Balance at December 31, 2021	$82,328	$18,136	$100,464
Adjustments to purchase accounting	(738)	(317)	(1,055)
Reassignment of goodwill to reporting units	(26,915)	26,915	—
Balance at December 31, 2022	$54,675	$44,734	$99,409

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 22 for information regarding our change in segment reporting.

Note 10. ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Taxes other than income	$8,452	$8,661
Capital expenditures and maintenance expenses	4,402	3,299
Current portion of environmental liabilities	3,011	2,419
Interest	1,764	723
Equity compensation	1,626	516
Professional fees	393	1,115
Other	3,496	3,949
Total accrued expenses and other current liabilities	$23,144	$20,682

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Security deposits	$18,012	$17,749
Deferred fuel supplier rebates	18,697	17,038
Environmental liabilities	4,474	2,957
Purchase consideration payable (a)	1,800	—
Other	3,306	3,459
Total other long-term liabilities	$46,289	$41,203

(a) purchase consideration related to the acquisition of assets from 7-Eleven; see Note 3 for additional information.

Asset Retirement Obligations

Environmental laws in the U.S. require the permanent closure of USTs within one to two years after the USTs are no longer in service, depending on the jurisdiction in which the USTs are located. We have estimated that USTs at our owned sites will remain in service approximately 30 years and that we will have an obligation to remove those USTs at that time. For our leased sites, our lease agreements generally require that we remove certain improvements, primarily USTs and signage, upon termination of the lease, and so an asset retirement obligation is incurred upon acquiring the site. There are no assets that are legally restricted for purposes of settling our asset retirement obligations.

A rollforward of our asset retirement obligation is below (in thousands):

	December 31,
	2022	2021
Balance at beginning of year	$45,749	$41,767
Recognition of asset retirement obligations	327	3,840
Changes in estimated cash flows or settlement dates	(195)	(191)
Accretion	1,149	1,762
Obligations settled	(220)	(1,429)
Balance at end of year	46,810	45,749
Current portion, included within accrued expenses and other current liabilities	379	383
Long-term portion	$46,431	$45,366

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. DEBT

Our balances for long-term debt and finance lease obligations are as follows (in thousands):

	December 31,
	2022	2021
CAPL Credit Facility	$606,137	$630,575
JKM Credit Facility	158,980	182,460
Finance lease obligations	13,954	16,809
Total debt and finance lease obligations	779,071	829,844
Current portion	11,151	10,939
Noncurrent portion	767,920	818,905
Deferred financing costs, net	6,282	8,270
Noncurrent portion, net of deferred financing costs	$761,638	$810,635

As of December 31, 2022, future principal payments on debt and future minimum rental payments on finance lease obligations were as follows (in thousands):

	Debt	Finance Lease Obligations	Total
2023	$8,261	$3,298	$11,559
2024	617,152	3,396	620,548
2025	11,015	3,495	14,510
2026	128,689	3,596	132,285
2027	—	1,210	1,210
Total future payments	765,117	14,995	780,112
Less impact of discounting	—	1,041	1,041
Total future principal payments	765,117	13,954	779,071
Current portion	8,261	2,890	11,151
Long-term portion	$756,856	$11,064	$767,920

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

Borrowings under the credit facility bear interest, at the Partnership’s option, at (1) a rate equal to LIBOR for interest periods of one, two, three or six months (or, if consented to by all lenders, for such other period that is twelve months or a period shorter than one month), plus a margin ranging from 1.50% to 3.00% per annum depending on our consolidated leverage ratio (as defined in the credit facility) or (2) (a) a base rate equal to the greatest of, (i) the federal funds rate, plus 0.5% per annum, (ii) LIBOR for one month interest periods, plus 1.00% per annum or (iii) the rate of interest established by the agent, from time to time, as its prime rate, plus (b) a margin ranging from 0.50% to 2.00% per annum depending on our consolidated leverage ratio. In addition, we incur a commitment fee based on the unused portion of the credit facility at a rate ranging from 0.25% to 0.50% per annum depending on our consolidated leverage ratio.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The maximum level for the consolidated leverage ratio financial covenant is generally 4.75 to 1.00 but increases to 5.50 to 1.00 for the quarter during a specified acquisition period (as defined in the CAPL Credit Facility) and the four quarters that follow. Upon the occurrence of a qualified note offering (as defined in the CAPL Credit Facility), the consolidated leverage ratio when not in a specified acquisition period is increased to 5.25 to 1.00, while the specified acquisition period threshold remains 5.50 to 1.00. Upon the occurrence of a qualified note offering, we are also required to maintain a consolidated senior secured leverage ratio (as defined in the CAPL Credit Facility) for the most recently completed four fiscal quarter period of not greater than 3.75 to 1.00. Such threshold is increased to 4.00 to 1.00 for the quarter during a specified acquisition period.

On November 9, 2022, in connection with our acquisition of assets from CSS, we entered into an amendment (the “Amendment”) to the CAPL Credit Facility. The Amendment, among other things, designates the acquisition of assets from CSS as a specified acquisition (as defined in the CAPL Credit Facility) which results in the maximum leverage ratio increasing to 5.50 to 1.00 through December 31, 2023.

We are also required to maintain a consolidated interest coverage ratio (as defined in the CAPL Credit Facility) of at least 2.50 to 1.00. These financial covenants and other covenants may restrict or limit our ability to make distributions, incur additional indebtedness, make certain capital expenditures or dispose of assets in excess of specified levels, among other restrictions. We were in compliance with our financial covenants at December 31, 2022.

If an event of default under the CAPL Credit Facility occurs and is continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable.

Taking the interest rate swap contracts described in Note 12 into account, our effective interest rate on our CAPL Credit Facility at December 31, 2022 was 4.2% (our applicable margin was 1.75% as of December 31, 2022).

Letters of credit outstanding at December 31, 2022 and December 31, 2021 totaled $3.8 million and $4.0 million, respectively. The amount of availability under the CAPL Credit Facility at December 31, 2022, after taking into consideration debt covenant restrictions, was $140.1 million.

JKM Credit Facility

On July 16, 2021, CAPL JKM Partners LLC (“Borrower”), an indirect wholly-owned subsidiary of CrossAmerica, entered into a Credit Agreement, as amended on July 29, 2021 (the “JKM Credit Facility”) among Borrower, Holdings and Manufacturers and Traders Trust Company, as administrative agent, swingline lender and issuing bank.

The JKM Credit Facility provides for a $200 million senior secured credit facility, consisting of a $185 million delayed draw term loan facility (the “Term Loan Facility”) and a $15 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility permits up to $7.5 million of swingline borrowings and $5.0 million in letters of credit. The interest rate applicable to loans outstanding under the JKM Credit Facility is equal to, at Borrower’s option, either (i) a base rate plus a margin (which will be determined based on Borrower’s consolidated leverage ratio) ranging from 0.50% to 1.50% per annum or (ii) LIBOR plus a margin (which will also be determined based on Borrower’s consolidated leverage ratio) ranging from 1.50% to 2.50% per annum. The Term Loan Facility will amortize in quarterly installments of $2.8 million, with the first payment due April 1, 2023 and the balance payable on the maturity date of the Term Loan Facility. Letters of credit are subject to a 0.125% fronting fee and other customary administrative charges. Standby letters of credit accrue a fee at a rate based on the applicable margin of LIBOR loans. In addition, beginning in October 2021, a commitment fee was charged based on the unused portion of the JKM Credit Facility at a rate ranging from 0.25% to 0.375% per annum depending on Borrower’s consolidated leverage ratio. The JKM Credit Facility will mature on July 16, 2026.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The JKM Credit Facility also contains financial covenants requiring Borrower to comply with, as of the last day of each fiscal quarter of Borrower, commencing with Borrower’s fiscal quarter ending December 31, 2021, (i) a maximum consolidated leverage ratio of 6.25 to 1.00, with step-downs to 6.00 to 1.00, 5.75 to 1.00, 5.50 to 1.00 and 5.25 to 1.00 on March 31, 2022, March 31, 2023, March 31, 2024 and March 31, 2025, respectively, and (ii) a minimum fixed charge coverage ratio of 1.10 to 1.00. These financial covenants and other covenants may restrict or limit Holdings’ ability to incur additional indebtedness, make certain capital expenditures or dispose of assets in excess of specified levels, among other restrictions. We were in compliance with our financial covenants at December 31, 2022.

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

Our borrowings under the JKM Credit Facility had a weighted-average interest rate of 6.5% as of December 31, 2022 (LIBOR plus an applicable margin, which was 2.25% as of December 31, 2022).

Letters of credit outstanding at both December 31, 2022 and December 31, 2021 totaled $0.8 million.

The amount of availability under the JKM Credit Facility at December 31, 2022 was $14.2 million.

Finance Lease Obligations

In May 2012, the Predecessor Entity entered into a 15-year master lease agreement with renewal options of up to an additional 20 years with Getty Realty Corporation. Since then, the agreement has been amended from time to time to add or remove sites. As of December 31, 2022, we lease 108 sites under this lease with a weighted-average remaining lease term of 4.3 years. We pay fixed rent, which increases 1.5% per year. In addition, the lease requires variable lease payments based on gallons of motor fuel sold.

Because the fair value of the land at lease inception was estimated to represent more than 25% of the total fair value of the real property subject to the lease, the land element of the lease was analyzed for operating or capital treatment separately from the rest of the property subject to the lease. The land element of the lease was classified as an operating lease and all of the other property was classified as a capital lease. This assessment was not required to be reassessed upon adoption of ASC 842–Leases. As such, future minimum rental payments are included in both the finance lease obligations table above as well as the operating lease table in Note 13.

The weighted-average discount rate for this finance lease obligation at December 31, 2022 and 2021 was 3.5%. Interest on this finance lease obligation amounted to $0.5 million, $0.6 million and $0.7 million for 2022, 2021 and 2020, respectively.

Note 12. INTEREST RATE SWAP CONTRACTS

The interest payments on our CAPL Credit Facility vary based on monthly changes in the one-month LIBOR and changes, if any, in the applicable margin, which is based on our leverage ratio as further discussed in Note 11. To hedge against interest rate volatility on our variable rate borrowings under the CAPL Credit Facility, on March 26, 2020, we entered into an interest rate swap contract. The interest rate swap contract has a notional amount of $150 million, a fixed rate of 0.495% and matures on April 1, 2024. On April 15, 2020, we entered into two additional interest rate swap contracts, each with notional amounts of $75 million, a fixed rate of 0.38% and that mature on April 1, 2024. All of these interest rate swap contracts have been designated as cash flow hedges and are expected to be highly effective.

The fair value of these interest rate swap contracts, for which the current portion is included in other current assets and the noncurrent portion is included in other assets, totaled $16.5 million and $3.0 million at December 31, 2022 and 2021, respectively. See Note 17 for additional information on the fair value of the interest rate swap contracts.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We report the unrealized gains and losses on our interest rate swap contracts designated as highly effective cash flow hedges as a component of other comprehensive income and reclassify such gains and losses into earnings in the same period during which the hedged interest expense is recorded. We recognized a net realized gain (loss) from settlements of the interest rate swap contracts of $3.9 million, ($1.0) million and ($0.4) million for 2022, 2021 and 2020, respectively.

We currently estimate that a gain of $13.1 million will be reclassified from accumulated other comprehensive income into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Note 13. OPERATING LEASES

Operating Leases of Sites as Lessee

We lease 451 sites from third parties under certain non-cancelable operating leases that expire from time to time through 2041. The weighted-average remaining lease term was 5.0 years as of December 31, 2022.

Lease expense was classified in the consolidated statements of income as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of sales	$23,457	$23,765	$25,214
Operating expenses	15,254	13,531	9,067
General and administrative expenses	931	1,331	1,081
Total	$39,642	$38,627	$35,362

Variable lease payments based on inflation or fuel volume included in the table above totaled $4.4 million, $4.2 million and $3.8 million for 2022, 2021 and 2020, respectively. Short-term lease payments included in the table above that are excluded from the lease liability amounted to $0.2 million, $0.1 million and $0.8 million for 2022, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of lease liabilities under operating leases totaled $35.0 million, $34.3 million and $30.8 million for 2022, 2021 and 2020, respectively.

As of December 31, 2022, future minimum rental payments under operating leases, excluding variable lease payments or short-term payments, were as follows (in thousands). The weighted-average discount rate as of December 31, 2022 and 2021 was 6.0% and 6.2%, respectively.

2023	36,548
2024	33,686
2025	31,559
2026	28,537
2027	22,780
Thereafter	78,985
Total future payments	232,095
Less impact of discounting	61,530
170,565
Current portion	35,345
Long-term portion	$135,220

Most lease agreements include provisions for renewals. We generally do not include renewal options in our lease term for purposes of measuring our lease liabilities and right-of-use assets unless the sublease to our customer extends beyond the term of the head lease.

Of our leased sites, we operate 123 of them as company operated sites. Substantially all the remaining leased sites are subleased to lessee dealers or commission agents under leases with terms generally ranging from one to ten years and which may include renewal options. Sublease rental income amounted to $35.4 million, $34.5 million and $34.8 million for 2022, 2021 and 2020, respectively.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases of Sites as Lessor

Motor fuel stations are leased to tenants under operating leases with various expiration dates ranging through 2037. Most lease agreements include provisions for renewals. We generally do not include renewal options in our lease term. Future minimum rental payments under non-cancelable operating leases with third parties as of December 31, 2022 were as follows (in thousands):

2023	47,675
2024	41,697
2025	32,815
2026	22,578
2027	14,534
Thereafter	22,865
Total future minimum lease payments	$182,164

The future minimum rental payments presented above do not include contingent rent based on future inflation, future revenues or volumes of the lessee, or non-lease components for amounts that may be received as tenant reimbursements for certain operating costs.

Deferred rent income from straight-line rent relates to the cumulative amount by which straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement and totaled $5.1 million at both December 31, 2022 and 2021.

Note 14. RELATED PARTY TRANSACTIONS

Transactions with Affiliates of Members of the Board

Fuel Supply and Lease Agreements

Revenues from motor fuel sales and rental income from DMS were $27.1 million and $1.4 million for 2020, respectively. As a result of the acquisition of retail and wholesale assets as of April 14, 2020, we no longer have any revenue from DMS.

Revenues from TopStar, an entity affiliated with the Topper Group, were $74.2 million, $58.0 million and $21.0 million for 2022, 2021 and 2020, respectively. Accounts receivable from TopStar were $0.7 million and $1.3 million at December 31, 2022 and 2021, respectively. Effective April 14, 2020, we acquired wholesale fuel supply rights, including this supply contract, as part of the acquisition of retail and wholesale assets. Prior to April 14, 2020, we only leased motor fuel stations to TopStar.

CrossAmerica leases real estate from the Topper Group. Rent expense under these lease agreements, including rent incurred under the leases entered into in connection with the acquisition of retail and wholesale assets, was $10.0 million, $9.3 million and $6.6 million for 2022, 2021 and 2020, respectively.

Omnibus Agreement

On January 15, 2020, the Partnership entered into an Omnibus Agreement, effective as of January 1, 2020 (the “Omnibus Agreement”), among the Partnership, the General Partner and DMI. The terms of the Omnibus Agreement were approved by the independent conflicts committee of the Board, which is composed of the independent directors of the Board.

Pursuant to the Omnibus Agreement, DMI agreed, among other things, to provide, or cause to be provided, to the General Partner for the benefit of the Partnership, at cost without markup, certain management, administrative and operating services.

The Omnibus Agreement will continue in effect until terminated in accordance with its terms. The Topper Group has the right to terminate the Omnibus Agreement at any time upon 180 days’ prior written notice, and the General Partner has the right to terminate the Omnibus Agreement at any time upon 60 days’ prior written notice.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We incurred expenses under the Omnibus Agreement, including costs for store level personnel at our company operated sites, totaling $83.9 million, $62.5 million and $38.4 million for 2022, 2021 and 2020, respectively. Such expenses are included in operating expenses and general and administrative expenses in the consolidated statements of income. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Omnibus Agreement totaled $6.1 million at December 31, 2022 and 2021.

Common Unit Distributions and Other Equity Transactions

We distributed $30.7 million, $34.7 million and $37.1 million to the Topper Group related to its ownership of our common units during 2022, 2021 and 2020, respectively. We distributed $0.1 million to the Topper Group related to its ownership of our IDRs during 2020. On February 6, 2020, we closed on the Equity Restructuring Agreement that eliminated the IDRs.

We distributed $10.5 million, $6.2 million and $2.0 million to affiliates of John B. Reilly, III related to their ownership of our common units for 2022, 2021 and 2020, respectively.

See Note 18 for information regarding the issuance of preferred membership interests to related parties.

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are performed by an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $2.0 million, $2.2 million and $0.6 million for 2022, 2021 and 2020, respectively. Accounts payable to this related party amounted to $0.3 million at December 31, 2022.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board in connection with the April 2020 acquisition of retail and wholesale assets. Merchandise costs amounted to $21.1 million, $19.7 million and $14.4 million for 2022. 2021 and 2020, respectively. Amounts payable to this related party amounted to $1.4 million and $1.5 million at December 31, 2022 and 2021.

Vehicle Lease

In connection with the services rendered under the Omnibus Agreement, we lease certain vehicles from an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. Lease expense was $0.1 million for 2022, 2021 and 2020.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We lease office space from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $0.9 million, $1.3 million and $1.1 million for 2022, 2021 and 2020, respectively.

Public Relations and Website Consulting Services

We have engaged a company affiliated with John B. Reilly, III, a member of our Board, for public relations and website consulting services. The cost of these services amounted to $0.1 million for 2022, 2021 and 2020.

Note 15. ENVIRONMENTAL MATTERS

We currently own or lease sites where refined petroleum products are being or have been handled. These sites and the refined petroleum products handled thereon may be subject to federal and state environmental laws and regulations. Under such laws and regulations, we could be required to remove or remediate containerized hazardous liquids or associated generated wastes (including wastes disposed of or abandoned by prior owners or operators), to remediate contaminated property arising from the release of liquids or wastes into the environment, including contaminated groundwater, or to implement best management practices to prevent future contamination.

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

The table below presents a rollforward of our environmental liabilities (in thousands):

	2022	2021
Balance at beginning of year	$5,376	$3,914
Provision for new environmental losses	4,291	2,996
Changes in estimates for previously incurred losses	33	6
Payments	(2,215)	(1,540)
Balance at end of year	7,485	5,376
Current portion, included within accrued expenses and other current liabilities	3,011	2,419
Long-term portion, included within other long-term liabilities	$4,474	$2,957

At December 31, 2022, we were indemnified by third-party escrow funds, state funds or insurance totaling $5.2 million, which are recorded as indemnification assets and included within other noncurrent assets on the consolidated balance sheet. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

Environmental liabilities related to the sites contributed to the Partnership in connection with our IPO have not been assigned to us and are still the responsibility of the Predecessor Entity. The Predecessor Entity indemnified us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the IPO for contributed sites. As such, these environmental liabilities and indemnification assets are not recorded on the consolidated balance sheet of the Partnership.

Similarly, we have generally been indemnified with respect to known contamination at sites acquired from third parties. As such, these environmental liabilities and indemnification assets are also not recorded on the consolidated balance sheet of the Partnership.

Note 16. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. The following provides total annual future minimum volume purchase requirements (in thousands of gallons):

2023	629,992
2024	493,005
2025	441,575
2026	430,763
2027	427,559
Thereafter	880,242
Total	3,303,136

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the event we fail to purchase the required minimum volume for a given contract year, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. We did not incur any significant penalties in 2022, 2021 or 2020.

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

As further discussed in Note 12, we remeasure the fair value of interest rate swap contracts on a recurring basis each balance sheet date. We used an income approach to measure the fair value of these contracts, utilizing a forward LIBOR yield curve for the same period as the future interest rate swap settlements. These fair value measurements are classified as Level 2.

As further discussed in Note 19, we have accrued for unvested phantom units and phantom performance units as a liability and adjust that liability on a recurring basis based on the market price of our common units each balance sheet date. These fair value measurements are deemed Level 1 measurements.

Financial Instruments

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of December 31, 2022 and 2021 due to the short-term maturity of these instruments. The fair values of borrowings under the CAPL Credit Facility and JKM Credit Facility approximated their carrying value as of December 31, 2022 and 2021 due to the frequency with which interest rates are reset and the consistency of the market spread.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. PREFERRED MEMBERSHIP INTERESTS

On March 29, 2022, Holdings issued and sold 12,500 newly created Series A Preferred Interests (“Series A Preferred Interests”) to each of (i) Dunne Manning JKM LLC (the “DM Investor”), an entity affiliated with Joseph V. Topper, Jr., and (ii) John B. Reilly, III and a trust affiliated with Mr. Reilly (together with Mr. Reilly, the “JBR Investor;” and the JBR Investor, together with the DM Investor, the "Investors" and, each, an “Investor”) at a price of $1,000 per Series A Preferred Interest, for an aggregate purchase price of $25 million in cash (the “Preferred Issuance”), in reliance upon an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Preferred Issuance was consummated pursuant to an Investment Agreement, entered into as of March 29, 2022 (the “Investment Agreement”), by and among Holdings and each Investor. Following the Preferred Issuance, the Partnership indirectly retains 100% of the common interests of Holdings, and Holdings remains a consolidated subsidiary of the Partnership.

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

The net proceeds received by Holdings in its sale of the Series A Preferred Interests were contributed to CAPL JKM Partners, which in turn used such net proceeds to prepay a portion of the outstanding indebtedness under the Term Loan Facility. As a result of this prepayment, CAPL JKM Partners does not need to make a principal payment on the Term Loan Facility until April 1, 2023. See Note 11 for additional information on the Term Loan Facility.

Based on an evaluation of the relevant terms and provisions within the Series A Investment Agreement, the Holdings Operating Agreement, the CAPL Credit Facility and the JKM Credit Facility as well as an analysis of the economic characteristics and risks of the Series A Preferred Interests, management concluded that the Series A Preferred Interests are more akin to equity as opposed to debt and thus, in accordance with ASC 480, the preferred membership interests are to be presented in mezzanine equity on the consolidated balance sheet and the carrying amount will be accreted to the Exchange Price over time. We recorded accretion of the preferred membership interests of $1.7 million for the year ended December 31, 2022.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. EQUITY-BASED COMPENSATION

On October 23, 2022, the CrossAmerica Partners LP 2022 Incentive Award Plan (the "2022 Plan") became effective, replacing the Partnership’s 2012 Incentive Award Plan (the “Prior Plan”) which expired on July 27, 2022, the ten-year anniversary of the effective date of the Prior Plan. Any awards that are outstanding under the Prior Plan remain outstanding following the expiration of the Prior Plan and continue to vest subject to the terms and conditions of the Prior Plan and the applicable awards agreements.

The maximum number of common units that may be delivered with respect to awards under the 2022 Plan was the sum of (i) 1,400,000, (ii) the number of common units that remain available for grant under the Prior Plan as of July 27, 2022 (429,066 common units) and (iii) the number of common units that are subject to or underlie awards which expire or for any reason are cancelled, terminated, forfeited, fail to vest, or for any other reason are not paid or delivered in common units under the Prior Plan (and as permitted by the Prior Plan) following the Effective Date. Generally, the 2022 Plan provides for grants of restricted units, unit options, performance awards, phantom units, unit payment, unit appreciation rights, and other unit-based awards, with various limits and restrictions attached to these awards on a grant-by-grant basis. The 2022 Plan is administered by the Board or a committee thereof.

The Board may terminate or amend the 2022 Plan at any time with respect to any common units for which a grant has not yet been made. The Board also has the right to alter or amend the 2022 Plan or any part of the 2022 Plan from time to time, including increasing the number of common units that may be granted, subject to unitholder approval as required by the exchange upon which common units are listed at that time; however, no change in any outstanding grant may be made that would adversely affect the rights of a participant with respect to awards granted to a participant prior to the effective date of such amendment or termination, except that the Board may amend any award to satisfy the requirements of Section 409A of the Internal Revenue Code. The 2022 Plan expires on the tenth anniversary of its approval, when common units are no longer available under the 2022 Plan for grants or upon its termination by the Board, whichever occurs first.

The table below summarizes our equity-based award activity:

	Employees	Directors	Employees
			Phantom
			Performance
			Awards
	Phantom Units	Phantom Units	Initial Target Value
Nonvested at December 31, 2020	48,112	12,306	$881
Granted	37,015	20,787	927
Forfeited	(6,090)	—	(135)
Vested	(7,004)	(16,833)	—
Nonvested at December 31, 2021	72,033	16,260	$1,673
Granted	35,840	15,205	854
Forfeited	(10,201)	—	(197)
Vested	(12,118)	(16,260)	—
Nonvested at December 31, 2022	85,554	15,205	$2,330

Phantom Units

In July 2022, the Partnership granted 3,041 phantom units to each of five non-employee directors of the Board. Such awards will vest in July 2023, conditioned upon continuous service as non-employee directors. These awards were accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of our common units.

During the fourth quarter of 2022, the Partnership granted 35,840 phantom units to employees of the Topper Group. Of these awards, 50% vest ratably over three years through December 31, 2025 and 50% vest upon the employee’s death, disability or retirement. These awards were accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of our common units.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-Based Awards

During the fourth quarter of 2022, the Partnership granted performance-based awards with an initial target value of $0.9 million. The performance-based awards vest on December 31, 2025 based on attainment of the performance goals set forth in the award agreements. The performance-based awards are weighted 65% for the increase of funds flow from operations per unit (as defined in the award agreements) and 35% for leverage (as defined in the award agreements), with a performance period from January 1, 2023 to December 31, 2025 and the reference period for the year ended December 31, 2022. The payout value for both performance conditions will be interpolated on a linear basis ranging from 0% to 200%, which will then be multiplied by the initial target value to determine the value of the units to be issued. The value of the units will then be divided by the 20-day volume-weighted average closing price of our common units as of the close of trading on the day before the conversion date to determine the actual number of units to be issued.

Overall

Since we grant awards to employees of the Topper Group who provide services to us under the Omnibus Agreement and non-employee directors of the Board, and since the grants may be settled in cash at the discretion of our Board, unvested phantom units and unvested performance-based awards receive fair value variable accounting treatment. As such, they are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. The balance of the accrual was $2.2 million and $1.0 million at December 31, 2022 and 2021, respectively.

We record equity-based compensation as a component of general and administrative expenses in the consolidated statements of income. Equity-based compensation expense was $2.3 million, $1.3 million and $0.1 million for 2022, 2021 and 2020, respectively.
Note 20. INCOME TAXES

As a limited partnership, we are not subject to federal and state income taxes. However, our corporate subsidiaries are subject to income taxes. Income tax attributable to our taxable income (including any dividend income from our corporate subsidiaries), which may differ significantly from income for financial statement purposes, is assessed at the individual limited partner unitholder level. Individual unitholders have different investment basis depending upon the timing and price at which they acquired their common units. Further, each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in the Partnership’s consolidated financial statements. Accordingly, the aggregate difference in the basis of the Partnership’s net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder’s tax attributes in the Partnership is not available to the Partnership.

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

Components of income tax expense related to net income were as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Current
U.S. federal	$1,976	$329	$(3,973)
U.S. state	491	207	461
Total current	2,467	536	(3,512)

Deferred
U.S. federal	(2,236)	(3,927)	(491)
U.S. state	483	166	(3,945)
Total deferred	(1,753)	(3,761)	(4,436)
Income tax expense (benefit)	$714	$(3,225)	$(7,948)

The difference between the actual income tax provision and income taxes computed by applying the U.S. federal statutory rate to earnings (losses) before income taxes is attributable to the following (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Consolidated income from continuing operations before income taxes - all domestic	$64,410	$18,429	$99,508
Income from continuing operations before income taxes of non-taxable entities	(65,466)	(37,072)	(119,457)
Loss from continuing operations before income taxes of corporate entities	(1,056)	(18,643)	(19,949)
Federal income tax benefit at statutory rate	(222)	(3,915)	(4,189)
Increase (decrease) due to:
Rate difference on NOL carryback (a)	—	329	(1,003)
State income taxes, net of federal income tax benefit (b)	974	372	(2,712)
Other	(38)	(11)	(44)
Total income tax expense (benefit)	$714	$(3,225)	$(7,948)
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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2022	2021
Deferred income tax assets:
Deferred rent expense	$94	$121
Operating and finance lease obligations	33,318	34,605
Asset retirement obligations	10,745	10,899
Intangible assets	8,505	9,724
Other assets (a)	12,497	13,798
Total deferred income tax assets	65,159	69,147

Deferred income tax liabilities:
Deferred rent income	855	948
Property and equipment	45,440	50,274
Right-of-use assets	29,452	30,266
Total deferred income tax liabilities	75,747	81,488
Net deferred income tax liabilities	$10,588	$12,341
(a)
includes a federal deferred tax asset of $3.6 million related to a $14.0 million federal net operating loss that has no expiration

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

We did not have unrecognized tax benefits at December 31, 2022 or 2021. Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We had no material interest and penalties for 2022, 2021 and 2020.

We file income tax returns with the U.S. federal government as well as the many state jurisdictions in which we operate. The statute remains open for tax years 2019 through 2022; therefore, these years remain subject to examination by federal, state and local jurisdiction authorities.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Years Ended December 31,
	2022	2021	2020
Numerator:
Distributions paid	$79,625	$79,552	$77,751
Allocation of distributions in excess of net income	(17,655)	(57,898)	29,572
Limited partners’ interest in net income - basic and diluted	$61,970	$21,654	$107,323
Denominator:
Weighted average common units outstanding - basic	37,916,829	37,880,910	37,369,487
Adjustment for phantom units and performance awards(a)	142,945	3,214	—
Weighted average common units outstanding - diluted	38,059,774	37,884,124	37,369,487
Net income per common unit - basic and diluted	$1.63	$0.57	$2.87

Distributions paid per common unit	$2.1000	$2.1000	$2.1000
Distributions declared (with respect to each respective period) per common unit	$2.1000	$2.1000	$2.1000

(a)
For 2022, 835,551 potentially dilutive units related to the preferred membership interests were excluded from the calculation of diluted earnings per unit because including them would have been antidilutive. For 2020, 13,364 potentially dilutive units were excluded from the calculation of diluted earnings per common unit because including them would have been antidilutive.

Distributions

Quarterly distribution activity to common unitholders for 2022 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2021	February 3, 2022	February 10, 2022	0.5250	19,896
March 31, 2022	May 3, 2022	May 11, 2022	0.5250	19,904
June 30, 2022	August 3, 2022	August 10, 2022	0.5250	19,913
September 30, 2022	November 3, 2022	November 10, 2022	0.5250	19,912
December 31, 2022	February 3, 2023	February 10, 2023	0.5250	19,917

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The terms of the Equity Restructuring Agreement were approved by the independent conflicts committee of the Board.

Note 22. SEGMENT REPORTING

We conduct our business in two segments: 1) the wholesale segment and 2) the retail segment.

The wholesale segment includes the wholesale distribution of motor fuel to lessee dealers and independent dealers. We have exclusive motor fuel distribution contracts with lessee dealers who lease the property from us. We also have exclusive distribution contracts with independent dealers to distribute motor fuel but do not collect rent from the independent dealers. Similar to lessee dealers, we had motor fuel distribution and lease agreements with DMS (through the April 2020 closing of the acquisition of retail and wholesale assets).

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

Unallocated items consist primarily of general and administrative expenses, depreciation, amortization and accretion expense, gains on dispositions and lease terminations, net, other income, interest expense and income tax expense. Total assets by segment are not presented as management does not currently assess performance or allocate resources based on that data.

During the fourth quarter of 2022, we changed our segment reporting to our chief operating decision maker to simplify the assessment of performance of our segments. Prior to the fourth quarter, the wholesale segment included the wholesale fuel gross profit on intersegment sales by our wholesale segment to our retail segment. Likewise, the wholesale segment included an allocation of operating expenses related to the operation of our sites consistent with the allocation of the overall fuel gross profit.

Starting in the fourth quarter of 2022, the wholesale segment includes only the fuel gross profit on sales to lessee dealers and independent dealers and the retail segment includes the entire fuel gross profit on sales at our company operated and commission agent sites. Likewise, operating expenses are allocated to each segment based on estimates of the level of effort expended on our 1) lessee and independent dealer business in our wholesale segment; and 2) company operated and commission site business in our retail segment.

This change simplifies the assessment of performance of our segments and eliminates the intersegment sales inherent in our prior segment reporting.

We have recast the results of our segments for periods prior to October 1, 2022 to be consistent with our new segment reporting. We also reassigned goodwill to our reporting units based on a relative fair value allocation approach as disclosed in Note 9.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Year Ended December 31, 2022
Revenues from fuel sales to external customers	$2,612,258	$1,971,806	$—	$4,584,064
Revenues from food and merchandise sales	—	280,191	—	280,191
Rent income	71,322	12,784	—	84,106
Other revenue	6,509	12,554	—	19,063
Total revenues	$2,690,089	$2,277,335	$—	$4,967,424
Operating income (loss)	$93,667	$107,396	$(105,057)	$96,006

Year Ended December 31, 2021
Revenues from fuel sales to external customers	$2,067,992	$1,206,082	$—	$3,274,074
Revenues from food and merchandise sales	—	209,123	—	209,123
Rent income	71,536	11,646	—	83,182
Other revenue	3,721	9,159	—	12,880
Total revenues	$2,143,249	$1,436,010	$—	$3,579,259
Operating income (loss)	$86,772	$56,102	$(106,745)	$36,129

Year Ended December 31, 2020
Revenues from fuel sales to external customers	$1,176,943	$541,882	$—	$1,718,825
Revenues from food and merchandise sales	—	123,295	—	123,295
Rent income	72,799	10,434	—	83,233
Other revenue	2,344	4,626	—	6,970
Total revenues	$1,252,086	$680,237	$—	$1,932,323
Income from CST Fuel Supply equity interests	$3,202	$—	$—	$3,202
Operating income (loss)	$78,971	$45,430	$(8,809)	$115,592

Receivables relating to the revenue streams above are as follows (in thousands):

	December 31,
	2022	2021
Receivables from fuel and merchandise sales	$29,772	$27,932
Receivables for rent and other lease-related charges	1,796	6,548
Total accounts receivable	$31,568	$34,480

Performance obligations are satisfied as fuel is delivered to the customer and as merchandise is sold to the consumer. Many of our fuel contracts with our customers include minimum purchase volumes measured on a monthly basis, although such revenue is not material. Receivables from fuel are recognized on a per-gallon rate and are generally collected within 10 days of delivery.

The balance of unamortized costs incurred to obtain certain contracts with customers was $10.9 million and $11.0 million at December 31, 2022 and 2021, respectively. Amortization of such costs is recorded against operating revenues and amounted to $1.7 million, $1.5 million and $1.2 million for 2022, 2021 and 2020, respectively

Receivables from rent and other lease-related charges are generally collected at the beginning of the month.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Decrease (increase):
Accounts receivable	$840	$(5,336)	$7,497
Accounts receivable from related parties	406	(218)	3,368
Inventories	(873)	(10,307)	(777)
Other current assets	3,471	390	(5,593)
Other assets	(137)	(2,385)	(2,338)
Increase (decrease):
Accounts payable	9,271	2,727	6,559
Accounts payable to related parties	(38)	1,999	4,517
Motor fuel taxes payable	(1,772)	2,850	7,260
Accrued expenses and other current liabilities	1,012	(1,378)	900
Other long-term liabilities	2,398	9,992	(2,183)
Changes in operating assets and liabilities, net of acquisitions	$14,578	$(1,666)	$19,210

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable consolidated balance sheets for the respective periods due to acquisitions.

Supplemental disclosure of cash flow information (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Cash paid for interest	$29,030	$16,196	$16,000
Cash paid (refunded) for income taxes, net	(3,171)	331	759

Supplemental schedule of non-cash investing and financing activities (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Accrued capital expenditures	$2,320	$2,048	$4,027
Lease liabilities arising from obtaining right-of-use assets	23,997	30,460	70,905
Net assets acquired in connection with the asset exchange tranches with Circle K	—	—	(75,935)
Net assets acquired in connection with the CST Fuel Supply Exchange with Circle K	—	—	(54,920)
Net assets acquired in connection with the acquisition of retail and wholesale assets	—	—	(17,092)

Schedule I

CrossAmerica Partners LP (Parent Company Only)

Condensed Balance Sheets

(Thousands of Dollars)

	December 31,
	2022	2021

ASSETS
Total current assets	$13,828	$115

Loans to subsidiaries	586,634	624,326
Investment in subsidiaries	71,947	73,640
Other assets	3,401	2,916
Total assets	$675,810	$700,997

LIABILITIES AND EQUITY
Total current liabilities	$1,341	$422

Accounts payable to subsidiaries	17,658	16,908
Long-term debt	603,834	627,109
Total liabilities	622,833	644,439

Commitments and contingencies

Equity:
Common units	36,508	53,528
Accumulated other comprehensive income	16,469	3,030
Total equity	52,977	56,558
Total liabilities and equity	$675,810	$700,997

The accompanying notes are an integral part of these condensed financial statements

Schedule I

CrossAmerica Partners LP (Parent Company Only)

Condensed Statements of Comprehensive Income

(Thousands of Dollars)

	For the Year Ended December 31,
	2022	2021	2020
Interest income from subsidiaries	$23,103	$13,818	$14,684

Costs and expenses
General and administrative	259	236	153
Interest expense	23,103	13,818	14,684
Loss before equity in net income of subsidiaries	(259)	(236)	(153)
Equity in net income of subsidiaries	63,955	21,890	107,609
Net income	63,696	21,654	107,456
Other comprehensive income (loss)	13,439	5,486	(2,456)
Comprehensive income	$77,135	$27,140	$105,000

The accompanying notes are an integral part of these condensed financial statements

Schedule I

CrossAmerica Partners LP (Parent Company Only)

Condensed Statements of Cash Flows

(Thousands of Dollars)

	For the Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$63,696	$21,654	$107,456
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(63,955)	(21,890)	(107,609)
Amortization of deferred financing costs	1,630	1,310	1,042
Changes in operating assets and liabilities	13,276	6,512	(3,318)
Net cash provided by (used in) operating activities	14,647	7,586	(2,429)

Cash flows from investing activities:
Loans to subsidiaries	(114,100)	(194,895)	(106,180)
Repayment of loans to subsidiaries	138,538	77,500	112,000
Net cash provided by (used in) investing activities	24,438	(117,395)	5,820

Cash flows from financing activities:
Borrowings under revolving credit facilities	114,100	194,895	106,180
Repayments on revolving credit facilities	(138,538)	(77,500)	(112,000)
Payment of deferred financing costs	(468)	(1,519)	—
Distributions from subsidiaries	65,648	73,626	80,353
Distributions paid on distribution equivalent rights	(202)	(141)	(40)
Distributions paid to holders of the IDRs	—	—	(133)
Distributions paid on common units	(79,625)	(79,552)	(77,751)
Net cash (used in) provided by financing activities	(39,085)	109,809	(3,391)
Net increase in cash and cash equivalents	—	—	—

Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements

Note 1. Basis of Presentation

The condensed financial statements represent the financial information required by SEC Regulation S-X Rule 5-04 for CrossAmerica Partners LP (the “Partnership”), which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2022, the Partnership’s restricted net assets of its consolidated subsidiaries were approximately $118.4 million and exceeded 25% of the Partnership’s total consolidated net assets.

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

Note 2. Long-Term Debt

The Partnership has a credit facility. See Note 11 to the consolidated financial statements for information on the CAPL Credit Facility and Note 12 for information on interest rate swap contracts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

(c)
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Effective as of February 24, 2023, Lehigh Gas GP Holdings LLC, as the sole member of the General Partner, appointed Thomas E. Kelso as a member of the Board. Prior to being appointed a board member, Mr. Kelso co-founded and operated Ocean Petroleum Co., Inc., a petroleum distributorship and then joined Matrix Capital Markets Group, Inc. in 1997 and created the firm’s Downstream Energy and Convenience Retail Investment Banking Group. He served as Group Head until he became President of the firm in 2017. In addition, Mr. Kelso served as Head of Matrix’s Corporate Recovery and Special Situations Groups. Prior to that, Mr. Kelso managed scores of petroleum distribution and convenience store transactions and has been a frequent speaker at various industry trade group meetings discussing topics related to capital formation and mergers and acquisitions. Mr. Kelso retired from Matrix at the end of 2022. He continues to hold Series 79, 63, 24 and 99 FINRA securities licenses. He currently serves as Chairman of the Maryland Stadium Authority and as Chairman of the Kelso Bishop Family Foundation. He also serves as Chairman of An America United, Inc. and Change Maryland, Inc. Previously, Mr. Kelso was Chairman of the 2018 Hogan Rutherford Re-election Campaign, Chairman of both of Governor Hogan’s inaugural committees (2014 & 2018), Vice Chairman of the Foundation for the Preservation of Government House Maryland, Chairman of the Maryland Public Policy Institute and Director and Chairman of the John Carroll School. Mr. Kelso attended the University of Baltimore and The Johns Hopkins University where he majored in accounting. While enrolled in John Hopkins, he served as Business Manager of the Evening College and Summer Session.

The Board has named Mr. Kelso as a member of the audit and conflicts committees of the Board.

There is no arrangement or understanding between Mr. Kelso and any other person pursuant to which Mr. Kelso was elected as a director. There is one transaction involving Mr. Kelso that would require disclosure pursuant to Item 404(a) of Regulation S‑K, which is described in Item 13 of this Form 10-K.

Mr. Kelso will participate in the Partnership’s standard compensation program for non-employee directors, which is described in Item 11 of this Form 10-K.

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

Our General Partner does not have any employees. All of the personnel who conduct our business are employed by an affiliate of the Topper Group, and their services are provided to us pursuant to the Omnibus Agreement.

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

Directors and Executive Officers of the General Partner

Current Directors and Executive Officers	Age (1)	Position with our General Partner
Joseph V. Topper, Jr.	67	Chairman of the Board
John B. Reilly, III	61	Vice Chairman of the Board
Justin A. Gannon	73	Director
Thomas E. Kelso (2)	70	Director
Mickey Kim	64	Director
Keenan D. Lynch	34	Director, General Counsel and Chief Administrative Officer
Charles M. Nifong, Jr.	49	Director, President and Chief Executive Officer
Maura Topper	36	Director, Chief Financial Officer
Kenneth G. Valosky	62	Director
David F. Hrinak	66	Executive Vice President
(1)
As of December 31, 2022.
(2)
Mr. Kelso was appointed Director effective February 24, 2023.

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

Thomas E. Kelso has served as a director on the Board and a member of the audit and conflicts committee since February 24, 2023. He co-founded and operated Ocean Petroleum Co., Inc., a petroleum distributorship and then joined Matrix Capital Markets Group, Inc. in 1997 and created the firm’s Downstream Energy and Convenience Retail Investment Banking Group. He served as Group Head until he became President of the firm in 2017. In addition, Mr. Kelso served as Head of Matrix’s Corporate Recovery and Special Situations Groups. Prior to that, Mr. Kelso managed scores of petroleum distribution and convenience store transactions and has been a frequent speaker at various industry trade group meetings discussing topics related to capital formation and mergers and acquisitions. Mr. Kelso retired from Matrix at the end of 2022. He continues to hold Series 79, 63, 24 and 99 FINRA securities licenses. He currently serves as Chairman of the Maryland Stadium Authority and as Chairman of the Kelso Bishop Family Foundation. He also serves as Chairman of An America United, Inc. and Change Maryland, Inc. Previously, Mr. Kelso was Chairman of the 2018 Hogan Rutherford Re-election Campaign, Chairman of both of Governor Hogan’s inaugural committees (2014 & 2018), Vice Chairman of the Foundation for the Preservation of Government House Maryland, Chairman of the Maryland Public Policy Institute and Director and Chairman of the John Carroll School. Mr. Kelso attended the University of Baltimore and The Johns Hopkins University where he majored in accounting. While enrolled in John Hopkins, he served as Business Manager of the Evening College and Summer Session.

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

Kenneth G. Valosky has served as a director on the Board and a member of its audit committee and conflicts committee since November 19, 2019. He is the retired Executive Vice President of Villanova University. He joined Villanova University in 2000 as the Chief Financial Officer and has served as its Vice President for Finance, Acting Senior Vice President for Administration and Vice President for Administration and Finance and Executive Vice President from 2014 to 2021. He previously held several senior financial positions at Thomas Jefferson University prior to joining Villanova University in 2000. These positions included Director of Internal Audit and Controller. He began his career as a public accountant with Touche Ross & Co. (a predecessor to Deloitte). Mr. Valosky also served as a trustee and chair of the Stewardship Committee of the Mercy Health System of Southeastern Pennsylvania, trustee and chair of the Finance Committee of Merion Mercy Academy and as a member of the Auditing and Accounting Committee of the Archdiocese of Philadelphia. He received a B.S. in Accountancy, cum laude from Villanova University and an M.S. in Organizational Dynamics from the University of Pennsylvania. He is a Certified Public Accountant, inactive status in the Commonwealth of Pennsylvania.

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

The Board has determined Messrs. Gannon, Kelso, Kim and Valosky to be independent as defined under the independence standards established by the NYSE and the Exchange Act. These directors, whom we refer to as independent directors, are not officers or employees of our General Partner or its affiliates and have been determined by the Board to be otherwise independent of the Topper Group and its affiliates.

Composition of the Board

The Board consists of nine members. The Board holds regular and special meetings at any time as may be necessary. Regular meetings may be held without notice on dates set by the Board from time to time. Special meetings of the Board or meetings of any committee of the Board may be held at the request of the Chairman of the Board or a majority of the Board (or a majority of the members of such committee) upon at least two days (if the meeting is to be held in person) or 24 hours (if the meeting is to be held telephonically) prior oral or written notice to the other members of the Board or committee or upon such shorter notice as may be approved by the directors or members of such committee. A quorum for a regular or special meeting will exist when a majority of the members are participating in the meeting either in person or by telephone conference. Any action required or permitted to be taken at a meeting of the Board or at any committee may be taken without a meeting if such action is evidenced in writing and signed by a majority of the members of the Board.

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

Audit Committee

The members of the Audit Committee are Messrs. Gannon, Kelso, Kim and Valosky. Mr. Gannon serves as chair. The audit committee is comprised entirely of directors who meet the financial literacy standards of the NYSE and the Exchange Act. The rules and regulations established by the NYSE and the Exchange Act also generally require that our audit committee consist entirely of independent directors. The Board has determined that Messrs. Gannon, Kelso, Kim and Valosky meet the independence standards required of audit committee members by the NYSE and the Exchange Act and that they meet the financial literacy standards of directors who serve on the audit committee, and Mr. Gannon is an “audit committee financial expert” as defined by SEC rules. The audit committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements, Partnership policies and controls, the independent auditor’s qualifications and independence, the performance of the Partnership’s internal audit function and risk assessment and risk management. The audit committee has sole authority with respect to the appointment, retention, compensation, evaluation, oversight of the work and termination of our independent auditors and has the authority to obtain advice and assistance from outside legal, accounting or other advisors as the audit committee deems necessary to carry out its duties and receives appropriate funding, as determined by the audit committee, from the Partnership for such advice and assistance.

Conflicts Committee

The members of the Conflicts Committee are Messrs. Gannon, Kelso, Kim and Valosky. Mr. Kim serves as chair. Pursuant to our Partnership Agreement, the members of the conflicts committee may not be officers or employees of our General Partner or directors, officers or employees of its affiliates, must not be holders of any ownership interest in the General Partner or any of its affiliates, other than Partnership units, that is determined by the Board of Directors, after reasonable inquiry, to be likely to have an adverse impact on the ability of such director to fulfill his or her obligations as a member of the conflicts committee, and must meet the independence standards established by the NYSE and the Exchange Act to serve on a conflicts committee of a board of directors. The Board has determined that Messrs. Gannon, Kelso, Kim and Valosky qualify to serve on the conflicts committee. The conflicts committee is responsible for reviewing specific matters that the Board believes may involve conflicts of interest between the General Partner and its affiliates and the Partnership. The conflicts committee determines if the resolution of such conflict is fair and reasonable to the Partnership.

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

Reimbursement of Expenses of Our General Partner

Except as otherwise set forth in our Omnibus Agreement, our Partnership Agreement requires us to reimburse our General Partner for all direct and indirect expenses it incurs or payments it makes on our behalf and all other expenses reasonably allocable to us or otherwise incurred by our General Partner in connection with operating our business. The Partnership Agreement does not limit the amount of expenses for which our General Partner and its affiliates may be reimbursed. These expenses include (without limitation) salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. Our General Partner is entitled to determine in good faith the expenses that are allocable to us. Please read “Item 13. Certain Relationships and Related Party Transactions and Director Independence – Omnibus Agreement.”

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

We do not directly employ or compensate any of our executive officers, including our named executive officers who were serving as our executive officers at the end of the fiscal year ended December 31, 2022 (“NEOs”), or other employees who provide services necessary for managing our business. Under our Partnership Agreement, the General Partner manages our operations and activities on our behalf. Our General Partner also does not directly employ any of its executive officers or other employees. For our fiscal year ending December 31, 2022, our executive officers, including our NEOs, as more fully described below, were employed and compensated by an affiliate of the Topper Group.

For 2022, the provision of management services by, and payment to, the Topper Group was governed by the Omnibus Agreement.

Named Executive Officers

For 2022, our NEOs were:

•
Charles M. Nifong, Jr. – Mr. Nifong has served as our Chief Executive Officer and President since November 19, 2019.
•
Maura Topper – Ms. Topper has served as our Chief Financial Officer since August 11, 2021, during which 90% of Ms. Topper’s time was allocated to the Partnership.
•
David F. Hrinak – Mr. Hrinak has served as our Executive Vice President of Wholesale from February 14, 2020 through January 19, 2022 and our Executive Vice President since January 20, 2022. During 2022, 95% of Mr. Hrinak’s time was allocated to the Partnership.
•
Keenan D. Lynch – Mr. Lynch has served as our General Counsel since February 24, 2020 and Chief Administrative Officer since January 20, 2022. He previously served as Corporate Secretary from November 19, 2019 through January 19, 2022. During 2022, 85% of Mr. Lynch’s time was allocated to the Partnership.
•
Matthew Evan Naylor – Mr. Naylor served as our Senior Vice President Retail from November 30, 2021 to November 18, 2022 and his employment ended on November 19, 2022.

The Partnership does not determine the compensation for its NEOs. For 2022, the compensation philosophy and practices of the Topper Group were used to determine the compensation of the NEOs and all compensation decisions were in the sole discretion of the Topper Group. The compensation philosophy and practices of the Topper Group were used to determine the total compensation of the NEOs and all compensation decisions were in the sole discretion of the Topper Group.

The compensation philosophies and practices of the Topper Group during 2022 are described below in this Compensation Discussion and Analysis, and the compensation actually awarded by the Topper Group to the NEOs for their services to the Partnership during 2022 is set out in the accompanying Summary Compensation Table and related compensation tables that follow this Compensation Discussion and Analysis.

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

Element	Description	Objectives
Base salary	Annual base salary is based on the functional responsibilities and competences of the executives	Attract, retain and motivate executives
2022 Performance Based Bonus Compensation Policy	Performance based bonus compensation policy ranging from 40% to 100% of base salary, which payment is determined by financial and operational objectives

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

Performance payouts also vary depending on the achievement of special measurable objectives that are key to the financial success of the company

Align long-term interests of executives with those of the Partnership and its unitholders

Base Salary

The human resources department of the Topper Group approved the following annualized base salaries for the 2022 fiscal year:

Name	2022 Annual Base Salary ($) (1)
Charles M. Nifong, Jr.	500,000
Maura Topper	300,000
David F. Hrinak	233,000
Keenan D. Lynch	269,440
Matthew Evan Naylor	325,000

(1)
The amount shown represents annualized base salary, not the portion allocated to the Partnership.

The Summary Compensation Table reflects the portion of the annualized base salary allocated to the Partnership. In addition, for Mr. Hrinak in lieu of increasing his annual base salary he received a $10,500 spot bonus on August 26, 2022.

Short-Term Incentive Compensation

Performance-Based Bonus Compensation Policy

The 2022 Performance-Based Bonus Compensation Policy (the “2022 Bonus Plan”) is one of the key components of the “at-risk” compensation. The 2022 Bonus Plan is utilized to reward short-term performance achievements and to motivate and reward executives for their contributions toward meeting financial and strategic goals.

For the NEOs, the Topper Group determined to include, as part of their compensation, the 2022 Bonus Plan for the fiscal year ending on December 31, 2022. As approved by the Board on February 24, 2022, the 2022 Bonus Plan included financial and operational objectives, each with a specified percentage weighting, based on the achievement of (i) Adjusted EBITDA (40%); (ii) acquisition integration (30%); wholesale contract conversion (10%); wholesale volume conversion (10%); and non-core real estate asset divestiture (10%). As set forth in the 2022 Bonus Plan, the EBITDA target bonus will be paid on a sliding scale. All other metrics will be paid only upon achievement of the target. The weight of the metrics is 100% and the payout range is 0-110%.

Under the 2022 Bonus Plan, Mr. Nifong could achieve earnings of 100% of base salary. Ms. Topper could achieve earnings of 50% of her base salary. Mr. Hrinak could achieve earnings of 75% of his base salary. Mr. Lynch could achieve earnings of 50% of his base salary. Mr. Naylor could have achieved earnings of 40% of his base salary.

The purpose of the 2022 Bonus Plan is to motivate executives to achieve objectives with a higher degree of difficulty and thereby achieve or exceed the business plan of the Partnership.

Under the 2022 Bonus Plan, the attainment of performance metrics and the achievement factor are determined once the measurement period ends on December 31, 2022.

Based on the metrics, weightings assigned, and results achieved, the payout under the 2022 Bonus Plan for executive officers ranges from 75% to 89% of the target bonus amount. For non-senior management personnel, the bonus plan included departmental goals for each department that were weighted to arrive at a target bonus amount. Overall, the plan paid at a level of approximately 80% of target bonus, with certain personnel at either higher or lower amounts based on their individual and department level performance.

Name	2022 Annual Base Salary(1)	Target Bonus Plan as a % of Base Salary	Bonus Plan Target at 100%	2022 Short Term Incentive Payment Approved (2)(3)
Charles M. Nifong, Jr.	$500,000	100%	$500,000	$375,000
Maura Topper	300,000	50%	150,000	132,000
David F. Hrinak	233,000	75%	174,750	155,337
Keenan D. Lynch	269,440	50%	134,720	115,000
Matthew Evan Naylor	325,000	40%	130,000	—

(1)
The amounts shown represent annualized base salary, not the portion allocated to the Partnership.
(2)
The amounts shown will be paid in 2023.
(3)
For Messrs. Nifong, Hrinak, and Lynch and Ms. Topper, the amounts will be paid as follows: the first $25,000 in cash and the remainder of the bonus will be paid 50% in cash and 50% in fully vested common units. The number of common units will be determined on a 20-day volume weighted average price through February 23, 2023 with a payment date on or before March 10, 2023. Mr. Naylor’s employment ended effective November 18, 2022, and is therefore not eligible to receive a bonus.

Long-Term Incentive Compensation

Grants of Equity Awards

Under the CrossAmerica Partners LP 2022 Incentive Award Plan, in 2022, an aggregate of 27,354 equity awards were granted to Messrs. Nifong, Lynch and Naylor, and Ms. Topper in the form of Time-Based Phantom Units (“TBUAs”) with associated Distribution Equivalent Rights (“DERs”). Mr. Naylor’s TBUAs were forfeited upon his employment ending on November 18, 2022. Of the total number of TBUAs granted, 50% will vest one-third on each December 31 over three years until December 31, 2025 if the executive remains employed over the vesting term, and 50% will vest upon death, disability or retirement, as long as such retirement is not adverse to the interests of the Partnership, as determined by the Board in its sole discretion.

In addition, Performance Based Awards (“PBUAs”) were granted to Messrs. Nifong, Lynch and Naylor, and Ms. Topper with a target dollar value of $375,000, $101,040, $81,250 and $135,000, respectively, and will be calculated in dollar amounts and then converted into common units, or cash, or both, at the discretion of the Board, based on attainment of the Performance Goals as described below. Mr. Naylor’s TBUAs were forfeited upon his employment ending on November 18, 2022. The PBUAs vest on December 31, 2025. The PBUAs are weighted 65% for Increase of Funds Flow from Operations per Unit and 35% for Partnership Leverage, with performance measured for the period from January 1, 2023 to December 31, 2025 (“Measurement Period”) and the reference period ending on December 31, 2022.

Increase in Funds Flow from Operations per Unit

The target value with respect to Increase in Funds Flow from Operations per Unit is determined as follows. First, the average Funds Flow from Operations per Unit will be calculated for the Measurement Period. Next, that number will be divided by the Funds Flow from Operations per Unit for the twelve-month period ending on December 31, 2022 as the reference period. The payout percentage for Increase in Funds Flow from Operations per Unit will range from 0-200% of 65% of the Initial Dollar Target Amount.

“Funds Flow from Operations per Unit” is defined as distributable cash flow per Unit, excluding maintenance capital expenditures or any other such capital expenditures typically included in calculating distributable cash flow.

Partnership Leverage

The target value associated with Partnership Leverage is determined as follows. First, Partnership Leverage will be calculated for each of the respective twelve-month periods ending on December 31, 2023, 2024 and 2025. Next, “Average Partnership Leverage” will be calculated as the sum of three times the Leverage for the year ending December 31, 2025, plus two times the Leverage for the year ending December 31, 2024, plus the Leverage for the year ending December 31, 2023, divided by six (i.e., Average Partnership Leverage will be a weighted average with greater emphasis given to the latter years in the Measurement Period). The payout percentage for Partnership Leverage will range from 0-200% of 35% of the Initial Dollar Target Amount.

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

Accounting for Stock-Based Compensation—We account for stock-based compensation in accordance with the requirements of ASC 718–Compensation–Stock Compensation for all of our stock-based compensation plans. See Note 19 to the financial statements for a discussion of all assumptions made in the calculation of stock awards to our NEOs.

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
Thomas E. Kelso
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

Summary Compensation Table

The following table sets forth certain information with respect to compensation of our NEOs. Except for the management fee we paid to the Topper Group under the Omnibus Agreement, we did not pay or reimburse any cash compensation amounts to or for our NEOs in 2022. The amounts shown for Messrs. Hrinak and Lynch and Ms. Topper represent only that portion allocable to the Partnership.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)(3)	Options Awards ($) (6)	Non-Equity Incentive Plan Compensation ($) (5)	All Other Compensation ($) (6)	Total ($) (7)
Charles M. Nifong, Jr.,	2022	500,000	—	250,005	—	375,000	75,485	1,200,490
President and Chief Executive Officer	2021	500,000	—	250,001	—	362,500	54,676	1,167,177
	2020	528,846	186,380	250,004	—	60,000	12,575	1,037,805
Maura Topper, Chief Financial Officer	2022	270,000	—	81,000	—	132,000	24,055	507,055
	2021	103,635	50,000	108,504	—	42,308	64,158	368,605
David F. Hrinak,	2022	221,350	10,500	—	—	155,337	1,014	388,201
Executive Vice President Wholesale	2021	221,350	75,000	—	—	126,694	1,010	424,054
	2020	255,150	72,686	—	—	24,570	1,174	353,580
Keenan D. Lynch, General Counsel and	2022	229,025	—	85,981	—	115,000	36,359	466,365
Chief Administrative Officer	2021	229,025	37,048	85,876	—	97,672	27,055	476,676
	2020	223,843	41,849	101,036	—	12,933	77	379,738
Matthew Evan Naylor(8)	2022	297,838	—	—	—	—	100,902	398,740
Former Senior Vice President Retail	2021	23,750	—	81,266	—	7,867	89	112,972
(1)
For Mr. Hrinak the amount represents a spot bonus in the amount of $10,500 received in August 2022.
(2)
The amounts shown represent the grant date fair value of awards for each of the years shown computed in accordance with ASC 718–Compensation-Stock Compensation. See Note 19 to the financial statements for a discussion of all assumptions made in the calculation of this amount. The grant date fair value for the Performance Based Awards was $0 because the performance period commenced on January 1, 2023. The maximum amount payable pursuant to the Performance Based Awards is $750,000 for Mr. Nifong, $270,000 for Ms. Topper, $202,080 for Mr. Lynch and $162,500 for Mr. Naylor.
(3)
See the Grants of Plan-Based Awards table for more information regarding TBUAs and the PBUAs granted in 2022.
(4)
There were no stock options granted to NEOs in 2020, 2021 or 2022.
(5)
The amounts represent the earned portion of the Bonus Policy.
(6)
The amounts listed as “All Other Compensation” for 2022 are composed of these items:

All Other Compensation	Nifong	Topper	Hrinak	Lynch	Naylor
Company Match to Defined Contribution Plan	12,200	12,004	—	11,001	—
Cell phone taxable compensation	900	93	855	—	814
Premiums for group-term life insurance	244	244	159	244	223
Distribution Equivalent Rights	62,141	11,714	—	25,114	10,572
Severance (9)	—	—	—	—	39,293
Relocation Package (10)	—	—	—	—	50,000
Total All Other Compensation	$75,485	$24,055	$1,014	$36,359	$100,902

(7)
Represents amounts allocated to the Partnership under the Omnibus Agreement.
(8)
Mr. Naylor’s employment ended effective November 18, 2022, and as such, the amounts reflected are prorated for 2022.
(9)
In connection with Mr. Naylor’s employment ending, in 2022 he received (i) a one-time lump sum payment of $13,273.10, (ii) recurring payments equivalent to a continuation of his base salary in the amount of $25,000 in the aggregate and (iii) $1,020 for the employer portion of the premium for continued group health insurance coverage, subject to his on-going compliance with his obligations under his Separation Agreement dated November 30, 2022.
(10)
Mr. Naylor’s offer of employment dated November 5, 2021, included a relocation package which he received in cash on March 11, 2022.

Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards to our NEOs during 2022. All equity awards shown were in the form of TBUAs or PBUAs. For Messrs. Hrinak and Lynch and Ms. Topper, full dollar values are provided and not those allocable to the Partnership as shown in the Summary Compensation Table above.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (2)	Grant Date Fair Value of Stock and Option Awards (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	(#)	($)
Charles M. Nifong, Jr.
CAPL 2022 Bonus Plan		—	500,000	550,000	—	—	—	—	—
CAPL LTI Plan	10/25/2022	—	—	—	—	375,000	750,000	13,103	250,005
Maura Topper
CAPL 2022 Bonus Plan		—	150,000	165,000	—	—	—	—	—
CAPL LTI Plan	10/25/2022	—	—	—	—	135,000	270,000	4,717	90,000
David F. Hrinak
CAPL 2022 Bonus Plan		—	174,750	192,225	—	—	—	—	—
CAPL LTI Plan		—	—	—	—	—	—	—	—
Keenan D. Lynch
CAPL 2022 Bonus Plan		—	134,720	148,192	—	—	—	—	—
CAPL LTI Plan	10/25/2022	—	—	—	—	101,040	202,080	5,296	101,048
Matthew Evan Naylor (4)
CAPL 2022 Bonus Plan		—	130,000	143,000	—	—	—	—	—
CAPL LTI Plan	10/25/2022	—	—	—	—	81,250	162,500	4,258	81,243

(1)
Represents an award of PBUAs under the long-term incentive plan. The PBUAs are granted and calculated in dollar amounts and then will convert into common units or cash, or both, at the discretion of the Board, based on attainment of the performance goals. Therefore, the columns in this table represent the dollar amounts and not the number of units. The PBUAs vest on December 31, 2025. The PBUAs are weighted 65% for Increase of Funds Flow from Operations per Unit and 35% for Partnership Leverage, with a performance period from January 1, 2023 to December 31, 2025 and the reference period ending on December 31, 2022.

(2)
Represents an award of TBUAs under the long-term incentive plan. Of this award, 50% will vest a third each on December 31, 2023, 2024 and 2025. The remaining 50% will vest upon death, disability or retirement with board approval.
(3)
The amounts shown represent the grant date fair value of the TBUAs computed in accordance with ASC 718– Compensation-Stock Compensation. See Note 19 to the financial statements for a discussion of all assumptions made in the calculation of this amount. The grant date fair value for the PBUAs was $0 because the performance period commenced on January 1, 2023.
(4)
Mr. Naylor’s employment ended effective November 18, 2022, and as such his equity award was forfeited.

Outstanding Equity Awards at Year End

The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2022. For Messrs. Hrinak and Lynch and Ms. Topper, full dollar values are provided and not those allocable to the Partnership.

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (5)(6) (7)($)
Charles M. Nifong, Jr.
CAPL 2022 Award (2)	13,103	259,832		375,000
CAPL 2021 Award (3)	10,182	201,909		375,000
CAPL 2020 Award (4)	11,277	223,623		375,000
Maura Topper
CAPL 2022 Award (2)	4,717	93,538		135,000
CAPL 2021 Award (3)	3,666	72,697		135,000
CAPL 2020 Award (4)	—	—		—
David F. Hrinak
CAPL 2022 Award	—	—		—
CAPL 2021 Award	—	—		—
CAPL 2020 Award	—	—		—
Keenan D. Lynch
CAPL 2022 Award (2)	5,296	105,020		101,040
CAPL 2021 Award (3)	4,115	81,600		101,040
CAPL 2020 Award (4)	4,558	90,385		101,040
Matthew Evan Naylor (8)
CAPL 2022 Award	—	—		—
CAPL 2021 Award	—	—		—
CAPL 2020 Award	—	—		—

(1)
The amounts below include TBUAs and PBUAs.
(2)
Fifty percent of the TBUAs will vest a third each on December 31, 2023, 2024 and 2025. The remaining 50% will vest upon death, disability, or retirement with board approval. The market value is based on the December 30, 2022, closing unit price of our common units.
(3)
Represents the unvested portion of the fifty percent of the TBUAs that will vest a third each on December 31, 2023 and 2024. The first third vested on December 31, 2022. The remaining 50% will vest upon death, disability or retirement with board approval. The market value is based on the December 30, 2022, closing unit price of our common units.
(4)
Represents the unvested portion of fifty percent of the TBUAs that vests the final third on December 31, 2023. The first third vested on December 31, 2021 and the second third on December 31, 2022. The remaining 50% vests upon death, disability or retirement with board approval. The market value is based on the December 30, 2022 closing unit price of our common units.
(5)
Represents the target dollar amount of the PBUAs that will convert into common units or cash, or both, at the discretion of the Board, based on attainment of the Performance Goals. The PBUAs vest on December 31, 2025. The PBUAs are weighted 65% for Increase of Funds Flow from Operations per Unit and 35% for Partnership Leverage, with a performance period from January 1, 2023, to December 31, 2025, and the reference period ending on December 31, 2022.

(6)
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
(7)
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
(8)
Mr. Naylor’s employment ended effective November 18, 2022 and as such his equity awards were forfeited.

Option Exercises and Equity Vested

The following table sets forth information regarding vesting during 2022 of equity awards held by our NEOs in respect of Partnership service. For Messrs. Hrinak and Lynch and Ms. Topper, full dollar values are provided and not those allocable to the Partnership.

	Stock Awards
Name	Number of Shares or Units of Stock Acquired on Vesting (#)		Value Realized on Vesting ($)
Charles M. Nifong, Jr.	7,972	(1)	161,792
	4,856	(2)	96,294
Maura Topper	1,590	(1)	32,261
	733	(2)	14,535
David F. Hrinak	4,176	(1)	84,731
Keenan D. Lynch	2,592	(1)	52,592
	1,962	(2)	38,906
Matthew Evan Naylor	—		—
(1)
Represents the portion of the bonus under the 2021 Performance Based Bonus Compensation Policy paid in fully vested common units in 2022.
(2)
Represents one third each of the TBUA phantom unit awards granted by the Partnership on October 25, 2021, and November 9, 2020, that vested on December 31, 2022 for Messrs. Nifong and Lynch. For Ms. Topper it represents one third of the TBUA phantom unit award granted by the Partnership on October 25, 2021, that vested on December 31, 2022.

Potential Payments upon Termination or Change in Control

Our executive officers may be entitled to certain payments upon termination of their employment under certain circumstances, in each case, as more fully described below. Any such payments that are to be made in cash will be subject to reimbursement under the Omnibus Agreement.

Lehigh Gas Partners LP 2012 Incentive Award Plan

Under the Lehigh Gas Partners LP 2012 Incentive Award Plan and the award agreements, in the event an NEO’s employment is terminated for any reason, all outstanding TBUAs and PBUAs will be forfeited without payment, except that upon an NEO’s death or disability, the TBUAs will vest in full, and the PBUAs will be determined in accordance with its terms, subject to adjustments as the Board may make in its reasonable discretion. Upon a change in control of the Partnership, the Board in its sole discretion may determine the treatment. If, upon death or disability of any of Messrs. Nifong, and Lynch, and Ms. Topper as of December 31,2022, their TBUAs will vest in full in the amounts of $425,532, $171,986 and $72,697, respectively.

CrossAmerica Partners LP 2022 Incentive Award Plan

Under the CrossAmerica Partners LP 2022 Incentive Award Plan and the award agreements, in the event an NEO’s employment is terminated for any reason, all outstanding TBUAs and PBUAs will be forfeited without payment, except that upon an NEO’s death or disability, the TBUAs will vest in full, and the PBUAs will be determined in accordance with its terms, subject to adjustments as the Board may make in its reasonable discretion. Upon a change in control of the Partnership, the Board in its sole discretion may determine the treatment. If, upon death or disability of any of Messrs. Nifong, and Lynch, and Ms. Topper as of December 31,2022, their TBUAs will vest in full in the amounts of $259,832, $105,020 and $93,538, respectively. The PBUAs will be valued at zero as the performance period commences on January 1, 2023.

Separation and Release Agreement

On November 30, 2022, Mr. Naylor entered into a Separation and Release Agreement in connection with his employment termination on November 18, 2022. Under the Separation and Release Agreement, in exchange for a release of claims, Mr. Naylor received the following severance payments and benefits: (i) continuation of his base salary for a period of fifty (50) weeks, (ii) a bonus equal to $13,273.10 and (iii) health insurance coverage through October 31, 2023 if Mr. Naylor pays his applicable employee portion. Mr. Naylor’s receipt of the severance is subject to his continued compliance with his post-employment obligations under the Separation and Release Agreement.

Principal Executive Officer Pay Ratio

We are providing the following information about the relationship of the annual total compensation of individuals providing services in respect to the Partnership and the annual total compensation of Charles M. Nifong, Jr., our Principal Executive Officer (our “PEO”):

For the year ended December 31, 2022:

▪
the median of the annual total compensation of all individuals providing services in respect of the Partnership (other than our PEO) was $77,568; and
▪
the annual total compensation of our PEO was $1,200,490.

Based on this information for 2022, we have determined that the ratio of our PEO’s annual total compensation to the annual total compensation of our median employee was 15:1. Our pay ratio figure was calculated in a manner consistent with Item 40(u) of Regulation S-K.

As of December 31, 2022, there were 180 employees of an affiliate of the Topper Group who provided substantial management services to us for the full year. As discussed in this Form 10-K, our PEO is an employee of an affiliate of the Topper Group, but we are including his annual total compensation in the determination of the PEO pay ratio, as required under SEC rules.

The date we used to identify our median employee was December 31, 2022.

We identified our median employee based on the aggregate salary actually paid during 2022 to these employees.

For purposes of determining aggregate salary, we included the amount of base salary and overtime the employee received during the year and all other pay elements related to base salary including, but not limited to, cash bonuses, holiday pay, vacation pay and other paid time off, if any. Aggregate salary amounts did not include any commissions or other compensation. In making this determination, we excluded any full-time and part-time permanent employees who were hired in 2022 but were not employed by us for the entire year ended December 31, 2022.

Once we identified our median employee, we then determined that employee’s annual total compensation, including any perquisites and other benefits, in the same manner that we determine the annual total compensation of our NEOs for purposes of the Summary Compensation Table disclosed above. The annual total compensation of our median employee was determined to be $77,568. This annual total compensation amount for our median employee was then compared to the total compensation of our PEO for 2022 of $1,200,490. The elements included in the PEO’s annual total compensation are fully discussed above in the footnotes to the Summary Compensation Table.

Director Compensation

Overview

Set out below is a discussion of compensation paid for 2022 to individuals who served as non-employee members of our Board during any portion of 2022.

Board members who were employees providing services in respect of the Partnership did not receive any separate compensation for their Board service.

Director Compensation for 2022

During the July 22, 2022 Board meeting a resolution was approved providing that each non-employee director would be granted cash compensation of $62,500 per year (paid on a quarterly basis) and equity awards with a grant date fair value of $62,500. The chairman of each of the audit committee and conflicts committee received additional cash compensation of $10,000 for 2022 (paid on a quarterly basis). In addition, each non-employee director received $1,000 per each Board meeting attended and $500 per each Committee meeting attended.

On July 22, 2022, Messrs. Gannon, Kim, Reilly, Topper and Valosky received an award of 3,041 phantom units with a grant date fair value equal to $62,500 based on the closing price of the Partnership’s common units on the close of business the day prior to the date of grant as compensation for their service from June 28, 2022 until June 27, 2023. Such phantom units vest one year from date of award and include the payment made by the Partnership of distribution equivalent rights equal to the amount of distributions authorized to be paid to holders of common units of the Partnership.

Our directors are reimbursed for all out-of-pocket expenses in connection with attending meetings of the Board or its committees. To the extent permitted under Delaware law, each director is fully indemnified by us for actions associated with being a director.

The following table provides the compensation amounts for each of our non-employee directors for 2022.

Directors	Fees Earned or Paid in Cash ($) (1)	Stock or Unit Awards and Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Justin A. Gannon (4)(5)	86,500	62,500	6,608	155,608
Mickey Kim (4)(5)	86,500	62,500	6,608	155,608
Kenneth G. Valosky (4)	76,500	62,500	6,608	145,608
J.B. Reilly Jr. (4)	70,500	62,500	6,608	139,608
Joseph V. Topper, Jr. (4)	70,500	62,500	6,608	139,608

(1)
Non-employee directors received a cash retainer of $62,500 (paid quarterly) and an additional $10,000 for chairs of the Committees. In addition, each non-employee director received $1,000 per each Board meeting attended and $500 per each Committee meeting attended.
(2)
Under the Lehigh Gas Partners LP 2012 Incentive Award Plan, the directors received phantom units that can be converted to common units or cash, at the discretion of the Board. The amounts shown represent the grant fair value of awards for each of the years shown computed in accordance with ASC 718–Compensation-Stock Compensation.
(3)
Represents distribution equivalent rights on unvested units.
(4)
As part of the compensation to non-employee directors for the period June 28, 2022 to June 27, 2023, each of Messrs. Gannon, Kim, Reilly, Topper and Valosky received an equity grant of 3,041 phantom units of the Partnership based upon a fair market value of $20.55 per unit, which was the NYSE closing price of our common units on July 21, 2022. These phantom unit awards were accompanied by tandem distribution equivalent rights that entitled the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of Partnership common units. There are no other outstanding equity awards.
(5)
Messrs. Kim and Gannon received additional cash compensation of $10,000 per year for their service as chairman of the conflicts committee and audit committee, respectively.

Compensation Committee Interlocks and Insider Participation

None of the directors or executive officers of our General Partner served as members of the compensation committee of another entity that has or had an executive officer who served as a member of our Board during 2022. We do not have a separate compensation committee. Decisions regarding the compensation of our NEOs for 2022 were made, as applicable, by the Topper Group as the owner of our General Partner prior to the GP Purchase.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

As of February 23, 2023, the following table sets forth the beneficial ownership of our common units of:

•
Each person known by us to be a beneficial owner of more than 5% of our outstanding common units;
•
Each NEO and director of the Board; and
•
All of the executive officers and directors of the Board, as a group.

	Beneficial Ownership of Common Units
	Number of		Percent of
Name of Beneficial Owner	Units		Class
Greater than 5% Stockholders**
Patricia Dunne Topper Trust	12,655,372	(1)	33.4%
Dunne Manning Inc.	3,782,216	(2)	10.0%
DM Partners Management Co LLC	5,982,871	(3)	15.8%
Dunne Manning Partners LLC	5,982,871	(3)	15.8%
2008 Irrevocable Agreement of Trust of John B. Reilly, Jr.	4,964,611	(4)	13.1%
Dunne Manning CAP Holdings I LLC	4,472,235	(3)	11.8%
Directors
Joseph V. Topper, Jr.	14,618,178	(5)	38.5%
John B. Reilly, III	4,988,369	(4)	13.1%
Justin A. Gannon	24,819		*
Thomas E. Kelso	—		*
Mickey Kim	21,135		*
Keenan D. Lynch	11,289	(6)	*
Charles M. Nifong, Jr.	25,535		*
Maura Topper	11,687	(7)	*
Kenneth G. Valosky	14,095		*
Named Executive Officers
David F. Hrinak	44,690		*
Matthew Evan Naylor	—		*
Directors and executive officers as a group (11 persons)**	19,759,797		52.1%

* The percentage of common units beneficially owned does not exceed one percent of the common units outstanding

** The address for each of our officers and directors listed below is 645 Hamilton Street, Suite 400 Allentown, PA 18101. The address for the entities listed under “greater than 5% stockholders” is 645 Hamilton St., Suite 400, Allentown, PA 18101.

(1)
192,451 common units are held directly by the Patricia Dunne Topper Trust for the Family of Joseph V. Topper, Jr. (the "Trust"). The Trust is controlled by Mr. Topper, the Chairman of the Board of the General Partner. The remaining common units listed here are directly owned by each of Dunne Manning Inc., Energy Realty Partners, LLC, Nova8516 LP, Dunne Manning Wholesale LLC, Dunne Manning CAP Holdings I LLC and Dunne Manning CAP Holdings II LLC, all entities controlled by Mr. Topper and the Trust. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.
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
(5)
Includes 374,453 common units held by The Topper Foundation, a 501(c)(3) non-profit corporation. Mr. Topper, who makes investment and voting decisions with respect to the common units held by The Topper Foundation, has no pecuniary interest in these common units. 70.156 units are held directly by Mr. Topper in his individual capacity. 637,264 common units are held by MMSCC-2, LLC (Mr. Topper controls 100% of the voting shares), and 880,933 common units are held by JVT-JMG EROP Holdings, LP (Mr. Topper controls the general partner and the Trust holds a 45% limited partner interest). The remaining common units listed here are deemed to be beneficially owned by Mr. Topper as the trustee of the Trust (see note 2 above). Mr. Topper and entities controlled by Mr. Topper have pledged a total of 3,540,427 common units (representing approximately 9.0% of outstanding common units) pursuant to a loan. Mr. Topper retains beneficial ownership of the pledged shares in the absence of a default. Prior to entering into the pledge, the Board granted Mr. Topper a waiver from the Insider Trading Policy’s prohibition against unit pledges by any director or officer. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.
(6)
Of the 11,289 units held, 6,803 units are held by the Joseph V. Topper, Jr. Irrevocable Agreement of Trust No. 1 f/b/o Shannon T. Lynch, Mr. Lynch’s wife, and as a result, Mr. Lynch may be deemed to be the beneficial owner of such units. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.
(7)
Of the 11,687 units held, 8,044 are directly owned and 3,245 are held by the Joseph V. Topper, Jr. Irrevocable Agreement of Trust No. 1 f/b/o Maura E. Topper. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders:	230,714	n/a	1,743,477

(1)
includes performance based awards assuming a 100% payout at the grant-date 20-day VWAP
(2)
has been reduced by the number of performance based awards assuming a 100% payout at the grant-date 20-day VWAP

See Note 19 to the financial statements for a discussion of the material terms of the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of February 23, 2023, the Topper Group beneficially owned or controlled 38.5% of the Partnership’s common units.

As of February 23, 2023, John B. Reilly, III owned or controlled 13.1% of the Partnership’s common units.

The following is a description of related party transactions since January 1, 2022 to which the Partnership was or is a party, in which the amount involved exceeds $120,000 and in which a director, executive officer, holder of more than 5% of our common units or any member of their immediate family had or will have a direct or indirect material interest, other than the arrangements that are described under “Item 11-Potential Payments Upon Termination or Change in Control.” The terms of the transactions and agreements disclosed in this section were determined by and among related parties and, consequently, are not the result of arm’s length negotiations. Such terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms that could have been obtained from unrelated third parties.

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

Cash distributions to the Topper Group and Mr. Reilly and their respective affiliates amounted to $41.1 million in 2022.

Payments to our General Partner and its affiliates

The Topper Group and CrossAmerica have the right to negotiate the amount of the management fee on an annual basis, or more often as circumstances require.

The Partnership incurred $83.9 million in management fees under the Omnibus Agreement for 2022.

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

Agreements with the Topper Group and Affiliates

Omnibus Agreement

On January 15, 2020, the Partnership entered into an Omnibus Agreement, effective as of January 1, 2020 (the “Omnibus Agreement”), among the Partnership, the General Partner and DMI. The terms of the Omnibus Agreement were approved by the independent conflicts committee of the Board, which is composed of the independent directors of the Board.

Pursuant to the Omnibus Agreement, DMI agreed, among other things, to provide, or cause to be provided, to the General Partner for the benefit of the Partnership, at cost without markup, certain management, administrative and operating services.

We incurred expenses under the Omnibus Agreement, including costs for store level personnel at our company operated sites, totaling $83.9 million for 2022. Amounts payable to the Topper Group related to these transactions were $6.1 million at December 31, 2022. See Note 14 to the financial statements for more information.

Management Services and Term. Pursuant to the Omnibus Agreement, DMI provides us, or causes to be provided to us, and our General Partner with management, administrative and operating services. These services include accounting, tax, legal, internal audit, risk management and compliance, environmental compliance and remediation management oversight, treasury, information technology and other administrative functions. The Topper Group provides the Partnership and our General Partner with personnel necessary to carry out these services and any other services necessary to operate the Partnership’s business as requested by the Partnership. We do not have any obligation to directly compensate the officers of our General Partner or employees of the Topper Group; however, the Partnership reimburses the Topper Group under the Omnibus Agreement for its services to the General Partner and Partnership, as described in this section.

The Omnibus Agreement will continue in effect until terminated in accordance with its terms. The Topper Group has the right to terminate the Omnibus Agreement at any time upon 180 days’ prior written notice, and the General Partner has the right to terminate the Omnibus Agreement at any time upon 60 days’ prior written notice.

Fees and Reimbursements. As indicated previously, we pay the Topper Group a management fee for providing services at cost without markup. Services provided by, or on behalf of, the Topper Group, not outsourced to an independent third party, include accounting; administrative; billing and invoicing; books and record keeping; budgeting, forecasting, and financial planning and analysis; management (including the management and oversight of the MLP’s wholesale motor fuel distribution and real estate business consistent with past practice); operations; payroll; contract administration; maintenance of internal controls; financial reporting, including SEC reporting and compliance; office space; purchasing and materials management; risk management and administration of insurance programs; information technology (includes hardware and software existing or acquired in the future for which title is retained by the Topper Group); in-house legal; compensation, benefits and human resources administration; cash management; corporate finance, treasury credit and debt administration; employee training; and miscellaneous administration and overhead expenses. In addition, the Partnership is required to reimburse the Topper Group for certain outsourced services to be provided by the Topper Group to or on behalf of the Partnership, as set forth in the Omnibus Agreement.

General Indemnification; Limitation of Liability. Pursuant to the Omnibus Agreement, we are required to indemnify the Topper Group for any liabilities incurred by the Topper Group attributable to the management, administrative and operating services provided to us under the agreement, other than liabilities resulting from the Topper Group’s bad faith, fraud or willful misconduct. In addition, the Topper Group is required to indemnify us for any liabilities we incur as a result of the Topper Group’s bad faith, fraud or willful misconduct in providing management, administrative and operating services under the Omnibus Agreement. Other than indemnification claims based on the Topper Group’s bad faith, fraud or willful misconduct, the Topper Group’s liability to us for services provided under the Omnibus Agreement cannot exceed $5,000,000 in the aggregate.

Preferred Membership Interests

See Note 18 for information regarding the issuance of preferred membership interests to related parties.

Fuel Supply and Lease Agreements

Revenues from TopStar, an entity affiliated with the Topper Group, were $74.2 million for 2022. Accounts receivable from TopStar were $0.7 million at December 31, 2022.

The Partnership leases certain motor fuel stations from the Topper Group under cancelable operating leases. Rent expense under these agreements was $10.0 million for 2022.

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are undertaken by Synergy Environmental, Inc., an entity affiliated with the Topper Group, as approved by the conflicts committee of the Board. We incurred charges with this related party of $2.0 million for 2022. Accounts payable to this related party amounted to $0.3 million at December 31, 2022.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board. Merchandise costs amounted to $21.1 million for 2022. Amounts payable to this related party amounted to $1.4 million at December 31, 2022.

Vehicle Lease

In connection with the services rendered under the Omnibus Agreement, we lease certain vehicles from an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. Lease expense to this related party was $0.1 million for 2022.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We lease office space from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $0.9 million for 2022.

Agreements with Other Directors

On August 24, 2022, the Partnership entered into an Asset Purchase Agreement with Community Service Stations, Inc. (“CSS”), pursuant to which the Partnership purchased certain assets from CSS for a purchase price of $27.5 million plus working capital. Matrix Capital Markets Group, Inc. (“MCMG”) received a fee of $890,000 from CSS as the exclusive financial advisor to CSS for the transaction. Mr. Kelso was the president and a shareholder of MCMG at the time of the transaction.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee of the board of directors of our General Partner selected Grant Thornton LLP, or Grant Thornton, an independent registered public accounting firm, to audit our financial statements for 2022. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to this 2022 Annual Report on Form 10-K were approved by the audit committee.

The following table summarizes the aggregate Grant Thornton fees that were allocated to us for independent auditing, tax and related services for each of the last two fiscal years (in thousands):

	Year Ended December 31,
	2022	2021
Audit fees (1)	$1,273	$1,260
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$1,273	$1,260

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1. Financial Statements. The financial statements of CrossAmerica Partners, LP are included in Part II, Item 8 of this Form 10-K.

2. Financial Statement Schedules and Other Financial Information. Schedule I was included in Part II, Item 8. No other financial statement schedules are submitted because either they are inapplicable or because the required information is included in the financial statements or notes thereto.

3. Exhibits. Filed as part of this Form 10-K are the following exhibits:

Exhibit No.	Description

3.1

Certificate of Limited Partnership of Lehigh Gas Partners LP (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 11, 2012)

3.2

Certificate of Amendment to Certificate of Limited Partnership of Lehigh Gas Partners LP (incorporated by referenced to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

3.3

Second Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated February 6, 2020 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 7, 2020)

4.1

Description of Common Units (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 26, 2020)

10.1†

Lehigh Gas Partners LP 2012 Incentive Award Plan, dated as of July 27, 2012 (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 19, 2016)

10.2†

Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Phantom Units for Executive Officers with distribution equivalent rights (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2015)

10.3†

Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Phantom Performance Units for Executive Officers and Employees with distribution equivalent rights from December 20, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 7, 2018)

10.4†

Award Agreement for Phantom Units for Non-Employee Directors with distribution equivalent rights (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 8, 2017)

10.5†

Form of Indemnification Agreement for directors of the Board and certain officers of CrossAmerica GP LLC (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2017)

10.6+

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

Exhibit No.	Description
10.8

Amendment to Credit Agreement, dated as of November 19, 2019, among CrossAmerica Partners LP and Lehigh Gas Wholesale Services, Inc., as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 21, 2019)

10.9

Second Amendment to the Credit Agreement, dated as of July 28, 2021, among CrossAmerica Partners LP and Lehigh Gas Wholesale Services, Inc., as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 9, 2021)

10.10 *

Third Amendment to the Credit Agreement, dated November 9, 2022, among CrossAmerica Partners LP and Lehigh Gas Wholesale Services, Inc., as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent

10.11

Credit Agreement, dated as of July 16, 2021, among CAPL JKM Partners LLC, as borrower, CAPL JKM Holdings LLC, Manufacturers and Traders Trust Company, as administrative agent, swingline lender and issuing bank and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 9, 2021)

10.12

First Amendment to the Credit Agreement, dated as of July 29, 2021, among CAPL JKM Partners LLC, as borrower, CAPL JKM Holdings LLC, Manufacturers and Traders Trust Company, as administrative agent, swingline lender and issuing bank and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 9, 2021)

10.13

Investment Agreement, dated March 29, 2022, between CAPL JKM Holdings LLC, Dunne Manning JKM LLC, John B. Reilly III, and the John B. Reilly Trust created under that certain 2008 Irrevocable Agreement of Trust of John B. Reilly (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 30, 2022)

10.14

Amended and Restated Limited Liability Company Agreement of CAPL JKM Holdings LLC, dated as of March 29, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 30, 2022)

10.15†

CrossAmerica Partners LP 2022 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on September 13, 2022)

10.16† *	Form of CrossAmerica Partners LP 2022 Incentive Award Plan Award Agreement for Phantom Units - Time-Based Unit Award

10.17† *	Form of CrossAmerica Partners LP 2022 Incentive Award Plan Award Agreement for Phantom Performance Units - Performance-Based Unit Award

10.18† *	Separation and Release Agreement, dated November 18, 2022, by and between VUC Inc. and Matthew Evan Naylor

21.1 *	List of Subsidiaries of CrossAmerica Partners LP

23.1 *	Consent of Grant Thornton LLP

31.1 *	Certification of Principal Executive Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 *	Certification of Principal Financial Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Principal Executive Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

32.2**	Certification of Principal Financial Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit No.	Description
101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

104 *	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith

** Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

† Management contract or compensatory plan or arrangement.

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
Charles M. Nifong, Jr.
President and Chief Executive Officer
(On behalf of the registrant, and in the capacity of Principal Executive Officer)

Date: February 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2023.

Signature	Title

/s/ Joseph V. Topper, Jr.	Chairman of the Board of Directors
Joseph V. Topper, Jr.

/s/ John B. Reilly, III	Vice Chairman of the Board of Directors
John B. Reilly, III

/s/ Charles M. Nifong, Jr.	President, Chief Executive Officer and Director
Charles M. Nifong, Jr.	(Principal Executive Officer)

/s/ Maura Topper	Chief Financial Officer and Director
Maura Topper	(Principal Financial Officer)

/s/ Jonathan E. Benfield	Chief Accounting Officer
Jonathan E. Benfield	(Principal Accounting Officer)

/s/ Keenan D. Lynch	General Counsel, Chief Administrative Officer and Director
Keenan D. Lynch

/s/ Justin A. Gannon	Director
Justin A. Gannon

Director
Thomas E. Kelso

/s/ Mickey Kim	Director
Mickey Kim

/s/ Kenneth G. Valosky	Director
Kenneth G. Valosky