Form 10-Q
period 2023-03-31
CrossAmerica Partners LP
filed 2023-05-09
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, the registrant had outstanding 37,952,950 common units.

COMMONLY USED DEFINED TERMS

The following is a list of certain acronyms and terms generally used in the industry and throughout this document:

CrossAmerica Partners LP and subsidiaries:

CrossAmerica	CrossAmerica Partners LP, the Partnership, CAPL, we, us, our

Holdings	CAPL JKM Holdings LLC, an indirect wholly-owned subsidiary of CrossAmerica and sole member of CAPL JKM Partners

CAPL JKM Partners	CAPL JKM Partners LLC, a wholly-owned subsidiary of Holdings

Joe’s Kwik Marts	Joe’s Kwik Marts LLC, a wholly-owned subsidiary of CAPL JKM Partners

LGWS	Lehigh Gas Wholesale Services, Inc., an indirect wholly-owned subsidiary of CrossAmerica

CrossAmerica Partners LP related parties:

DMI	Dunne Manning Inc. (formerly Lehigh Gas Corporation), an entity affiliated with the Topper Group

General Partner	CrossAmerica GP LLC, the General Partner of CrossAmerica, a Delaware limited liability company, indirectly owned by the Topper Group.

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

CAPL Credit Facility

Credit Agreement, dated as of April 1, 2019, as amended by the First Amendment to Credit Agreement, dated as of November 19, 2019, and by the Second Amendment to Credit Agreement, dated as of July 28, 2021, and as amended and restated by the Amendment and Restatement Agreement, dated as of March 31, 2023, among the Partnership and Lehigh Gas Wholesale Services, Inc., as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent.

CSS	Community Service Stations, Inc.

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

i

Exchange Act	Securities Exchange Act of 1934, as amended

Form 10-K	CrossAmerica’s Annual Report on Form 10-K for the year ended December 31, 2022

Internal Revenue Code	Internal Revenue Code of 1986, as amended

IPO	Initial public offering of CrossAmerica Partners LP on October 30, 2012

JKM Credit Facility

Credit Agreement, dated as of July 16, 2021, as amended on July 29, 2021 among CAPL JKM Partners, Holdings and Manufacturers and Traders Trust Company, as administrative agent, swingline lender and issuing bank. The Term Loan Facility was paid off and the JKM Credit Facility was terminated on March 31, 2023.

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

Partnership Agreement	Second Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated as of February 6, 2020

Predecessor Entity	Wholesale distribution contracts and real property and leasehold interests contributed to the Partnership in connection with the IPO

SEC	U.S. Securities and Exchange Commission

SOFR	Secured Overnight Financing Rate

Term Loan Facility	$185 million delayed draw term loan facility provided under the JKM Credit Facility

U.S. GAAP	U.S. Generally Accepted Accounting Principles

WTI	West Texas Intermediate crude oil

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$7,517	$16,054
Accounts receivable, net of allowances of $723 and $686, respectively	28,568	30,825
Accounts receivable from related parties	524	743
Inventory	47,911	47,307
Assets held for sale	2,012	983
Current portion of interest rate swap contracts	13,448	13,827
Other current assets	11,512	8,667
Total current assets	111,492	118,406
Property and equipment, net	716,918	728,379
Right-of-use assets, net	161,161	164,942
Intangible assets, net	108,338	113,919
Goodwill	99,409	99,409
Interest rate swap contracts, less current portion	968	3,401
Other assets	25,453	26,142
Total assets	$1,223,739	$1,254,598

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$2,937	$11,151
Current portion of operating lease obligations	35,288	35,345
Accounts payable	69,605	77,048
Accounts payable to related parties	5,641	7,798
Accrued expenses and other current liabilities	23,556	23,144
Motor fuel and sales taxes payable	20,471	20,813
Total current liabilities	157,498	175,299
Debt and finance lease obligations, less current portion	776,979	761,638
Operating lease obligations, less current portion	131,429	135,220
Deferred tax liabilities, net	8,532	10,588
Asset retirement obligations	46,794	46,431
Other long-term liabilities	46,923	46,289
Total liabilities	1,168,155	1,175,465

Commitments and contingencies

Preferred membership interests	26,757	26,156

Equity:
Common units— 37,952,950 and 37,937,604 units issued and outstanding at March 31, 2023 and December 31, 2022, respectively	15,276	36,508
Accumulated other comprehensive income	13,551	16,469
Total equity	28,827	52,977
Total liabilities and equity	$1,223,739	$1,254,598

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except unit and per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating revenues (a)	$1,016,159	$1,093,211
Costs of sales (b)	934,100	1,014,381
Gross profit	82,059	78,830

Operating expenses:
Operating expenses (c)	45,623	42,109
General and administrative expenses	5,739	6,483
Depreciation, amortization and accretion expense	19,820	20,275
Total operating expenses	71,182	68,867
Loss on dispositions and lease terminations, net	(1,767)	(244)
Operating income	9,110	9,719
Other income, net	261	130
Interest expense	(12,012)	(6,661)
(Loss) income before income taxes	(2,641)	3,188
Income tax benefit	(1,662)	(1,859)
Net (loss) income	(979)	5,047
Accretion of preferred membership interests	601	—
Net (loss) income available to limited partners	$(1,580)	$5,047

Basic and diluted (loss) earnings per common unit	$(0.04)	$0.13

Weighted-average limited partner units:
Basic common units	37,940,332	37,900,146
Diluted common units	37,940,332	37,959,441

Supplemental information:
(a) includes excise taxes of:	$69,884	$66,858
(a) includes rent income of:	21,320	20,627
(b) excludes depreciation, amortization and accretion
(b) includes rent expense of:	5,554	5,841
(c) includes rent expense of:	3,798	3,708

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(979)	$5,047
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion expense	19,820	20,275
Amortization of deferred financing costs	1,848	680
Credit loss expense	37	45
Deferred income tax benefit	(2,056)	(2,045)
Equity-based employee and director compensation expense	561	732
Loss on dispositions and lease terminations, net	1,767	244
Changes in operating assets and liabilities, net of acquisitions	(9,460)	3,410
Net cash provided by operating activities	11,538	28,388

Cash flows from investing activities:
Principal payments received on notes receivable	53	33
Proceeds from sale of assets	568	1,460
Capital expenditures	(6,001)	(8,934)
Cash paid in connection with acquisitions, net of cash acquired	—	(1,885)
Net cash used in investing activities	(5,380)	(9,326)

Cash flows from financing activities:
Borrowings under revolving credit facilities	187,400	30,600
Repayments on revolving credit facilities	(15,537)	(26,575)
Borrowings under the Term Loan Facility	—	1,120
Repayments on the Term Loan Facility	(158,980)	(24,600)
Net proceeds from issuance of preferred membership interests	—	24,500
Payments of finance lease obligations	(698)	(658)
Payments of deferred financing costs	(6,906)	(6)
Distributions paid on distribution equivalent rights	(56)	(46)
Distributions paid on common units	(19,918)	(19,896)
Net cash used in financing activities	(14,695)	(15,561)
Net (decrease) increase in cash and cash equivalents	(8,537)	3,501

Cash and cash equivalents at beginning of period	16,054	7,648
Cash and cash equivalents at end of period	$7,517	$11,149

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

(Unaudited)

	Limited Partners' Interest Common Unitholders		AOCI	Total Equity
	Units	Dollars	Dollars	Dollars
Balance at December 31, 2022	37,937,604	$36,508	$16,469	$52,977
Net loss	—	(979)	—	(979)
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	137	137
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(3,055)	(3,055)
Total other comprehensive loss	—	—	(2,918)	(2,918)
Comprehensive loss	—	(979)	(2,918)	(3,897)
Issuance of units related to 2022 Bonus Plan	15,346	322	—	322
Accretion of preferred membership interests	—	(601)	—	(601)
Distributions paid	—	(19,974)	—	(19,974)
Balance at March 31, 2023	37,952,950	$15,276	$13,551	$28,827

Balance at December 31, 2021	37,896,556	$53,528	$3,030	$56,558
Net income	—	5,047	—	5,047
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	8,113	8,113
Realized loss on interest rate swap contracts reclassified from AOCI into interest expense	—	—	206	206
Total other comprehensive income	—	—	8,319	8,319
Comprehensive income	—	5,047	8,319	13,366
Issuance of units related to 2021 Bonus Plan	16,154	327	—	327
Distributions paid	—	(19,942)	—	(19,942)
Balance at March 31, 2022	37,912,710	$38,960	$11,349	$50,309

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

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2022 has been derived from our audited financial statements and notes thereto as of that date.

Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.

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

Recently Adopted Accounting Pronouncements – Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met to ease an entity’s financial reporting burden as the market transitions from LIBOR and other interbank offered rates to alternative reference rates. Subsequently, the FASB issued ASU 2021-01 to clarify the scope of Topic 848 and ASU 2022-06 to defer the sunset date of Topic 848. The guidance was effective upon issuance and may be applied through December 31, 2024. This guidance applied to our hedge accounting and hedge documentation as further discussed in Note 8, but did not have a material effect on the Partnership's consolidated financial statements.

Certain other new accounting pronouncements have become effective for our financial statements during 2023, but the adoption of these pronouncements did not materially impact our financial position, results of operations or disclosures.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration Risk

For the three months ended March 31, 2023 and 2022, respectively, our wholesale business purchased approximately 80% and 81% of its motor fuel from four suppliers. Approximately 23% and 24% of our motor fuel gallons sold for the three months ended March 31, 2023 and 2022, respectively, were delivered by two carriers.

For the three months ended March 31, 2023 and 2022, respectively, approximately 20% and 22% of our rent income was from two multi-site operators.

For the three months ended March 31, 2023 and 2022, respectively, approximately 47% and 48% of our merchandise was purchased from one supplier.

Note 2. ACQUISITIONS

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

Note 3. ASSETS HELD FOR SALE

We have classified six sites and three sites as held for sale at March 31, 2023 and December 31, 2022, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	March 31,	December 31,
	2023	2022
Land	$1,292	$758
Buildings and site improvements	1,536	457
Equipment	1,412	333
Total	4,240	1,548
Less accumulated depreciation	(2,228)	(565)
Assets held for sale	$2,012	$983

The Partnership has continued to focus on divesting lower performing assets. During the three months ended March 31, 2023, we sold one property for $0.4 million in proceeds, resulting in a net gain of $0.1 million. During the three months ended March 31, 2022, we sold four properties for $1.5 million in proceeds, resulting in a net gain of $0.3 million.

See Note 5 for information regarding impairment charges primarily recorded upon classifying sites within assets held for sale.

Note 4. INVENTORY

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Retail site merchandise	$23,884	$22,654
Motor fuel	24,027	24,653
Inventory	$47,911	$47,307

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Land	$323,042	$323,882
Buildings and site improvements	360,015	360,542
Leasehold improvements	15,764	15,312
Equipment	337,606	334,324
Construction in progress	4,226	6,514
Property and equipment, at cost	1,040,653	1,040,574
Accumulated depreciation and amortization	(323,735)	(312,195)
Property and equipment, net	$716,918	$728,379

We recorded impairment charges of $0.4 million and $0.7 million during the three months ended March 31, 2023 and 2022, respectively, included within depreciation, amortization and accretion expenses on the statements of operations. These impairment charges were primarily related to sites initially classified within assets held for sale in connection with our ongoing real estate rationalization effort.

Note 6. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	March 31, 2023			December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$232,932	$125,720	$107,212	$232,932	$120,168	$112,764
Trademarks/licenses	1,630	691	939	2,208	1,250	958
Covenant not to compete	200	13	187	650	453	197
Total intangible assets	$234,762	$126,424	$108,338	$235,790	$121,871	$113,919

Note 7. DEBT

Our balances for long-term debt and finance lease obligations were as follows (in thousands):

	March 31,	December 31,
	2023	2022
CAPL Credit Facility	$778,000	$606,137
JKM Credit Facility	—	158,980
Finance lease obligations	13,256	13,954
Total debt and finance lease obligations	791,256	779,071
Current portion	2,937	11,151
Noncurrent portion	788,319	767,920
Deferred financing costs, net	11,340	6,282
Noncurrent portion, net of deferred financing costs	$776,979	$761,638

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2023, future principal payments on debt and future minimum rental payments on finance lease obligations were as follows (in thousands):

	Debt	Finance Lease Obligations	Total
Remaining in 2023	—	2,489	2,489
2024	—	3,396	3,396
2025	—	3,495	3,495
2026	—	3,596	3,596
2027	—	1,211	1,211
2028	778,000	—	778,000
Total future payments	778,000	14,187	792,187
Less impact of discounting	—	931	931
	778,000	13,256	791,256
Current portion	—	2,937	2,937
Long-term portion	$778,000	$10,319	$788,319

On March 31, 2023, the Partnership and its subsidiary, LGWS (together with the Partnership, the “Borrowers”), amended and restated the CAPL Credit Facility. As amended, the CAPL Credit Facility provides for an increase of the senior secured revolving credit facility from $750 million to $925 million and extends the maturity date from April 1, 2024 to March 31, 2028. The credit facility can be increased from time to time upon the Partnership’s written request, subject to certain conditions, up to an additional $350 million. The aggregate amount of the outstanding loans and letters of credit under the CAPL Credit Facility cannot exceed the combined revolving commitments then in effect. Certain subsidiaries of the Borrowers are guarantors ("Guarantors") of all of the obligations under the CAPL Credit Facility. All obligations under the CAPL Credit Facility are secured by substantially all of the Partnership’s assets and substantially all of the assets of the Guarantors.

Borrowings under the credit facility bear interest, at the Partnership’s option, at (1) a rate equal to the secured overnight financing rate (“SOFR”), for interest periods of one, three or six months, plus a margin ranging from 1.75% to 2.75% per annum depending on the Partnership’s Consolidated Leverage Ratio (as defined in the CAPL Credit Facility) plus a customary credit spread adjustment or (2) (a) an alternative base rate equal to the greatest of (i) the federal funds rate plus 0.5% per annum, (ii) SOFR for one month interest periods plus 1.00% per annum or (iii) the rate of interest established by the Agent, from time to time, as its prime rate, plus (b) a margin ranging from 0.75% to 1.75% per annum depending on the Partnership’s Consolidated Leverage Ratio. In addition, the Partnership incurs a commitment fee based on the unused portion of the credit facility at a rate ranging from 0.25% to 0.45% per annum depending on the Partnership’s Consolidated Leverage Ratio. Until the Partnership delivers a compliance certificate for the fiscal quarter ending June 30, 2023, the applicable margin for SOFR and alternative base rate loans is 2.25% and 1.25%, respectively, and the commitment fee rate is 0.35%.

The Partnership also has the right to borrow swingline loans under the CAPL Credit Facility in an amount up to $35.0 million. Swingline loans bear interest at the base rate plus the applicable alternative base rate margin.

Letters of credit may be issued under the CAPL Credit Facility up to an aggregate amount of $65.0 million. Letters of credit are subject to a 0.125% fronting fee and other customary administrative charges. Letters of credit accrue a fee at a rate based on the applicable margin of SOFR loans.

The CAPL Credit Facility also contains certain financial covenants. The Partnership is required to maintain a Consolidated Leverage Ratio (as defined in the CAPL Credit Facility) of (i) for each fiscal quarter ending March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023, not greater than 5.25 to 1.00, (ii) for each fiscal quarter ending March 31, 2024, June 30, 2024 and September 30, 2024, not greater than 5.00 to 1.00, and (iii) for each fiscal quarter ending December 31, 2024 and thereafter, not greater than 4.75 to 1.00. For the quarter during a Specified Acquisition Period (as defined in the CAPL Credit Facility), such threshold will be increased by increasing the numerator thereof by 0.5, but such numerator may not exceed 5.25 to 1.00. Upon the occurrence of a Qualified Note Offering (as defined in the CAPL Credit Facility), the Consolidated Leverage Ratio threshold when not in a Specified Acquisition Period is increased to 5.25 to 1.00, while the Specified Acquisition Period threshold is 5.50 to 1.00. Upon the occurrence of a Qualified Note Offering, the Partnership is also required to maintain a Consolidated Senior Secured Leverage Ratio (as defined in the CAPL Credit Facility) for the most recently completed four fiscal quarter period of not greater than 3.75 to 1.00. Such threshold is increased to 4.00 to 1.00 for the quarter during a Specified Acquisition Period. The Partnership is also required to maintain a Consolidated Interest Coverage Ratio (as defined in the CAPL Credit Facility) of at least 2.50 to 1.00.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The incremental borrowings at the closing of the amended and restated CAPL Credit Facility were used to repay outstanding borrowings under the JKM Credit Facility, which was terminated on March 31, 2023, and to pay fees and expenses in connection with the CAPL Credit Facility and the termination of the JKM Credit Facility.

The CAPL Credit Facility prohibits the Partnership from making cash distributions to its unitholders if any event of default occurs or would result from the distribution. In addition, the CAPL Credit Facility contains various covenants that may limit, among other things, the Partnership’s ability to:

•
grant liens;
•
incur or assume other indebtedness;
•
materially alter the character of the Partnership’s business in any material respect;
•
enter into certain mergers, liquidations and dissolutions; and
•
make certain investments, acquisitions or dispositions.

If an event of default exists under the CAPL Credit Facility, the lenders will be able to accelerate the maturity of the CAPL Credit Facility and exercise other rights and remedies. Events of default include, among others, the following:

•
failure to pay any principal under the CAPL Credit Facility when due or any interest, fees or other amounts under the CAPL Credit Facility when due after a grace period;
•
failure of any representation or warranty to be true and correct in any material respect;
•
failure to perform or otherwise comply with the covenants in the CAPL Credit Facility or in other loan documents without a waiver or amendment;
•
any default in the performance of any obligation or condition beyond the applicable grace period relating to any other indebtedness of more than $45.0 million;
•
certain judgment default for monetary judgments exceeding $45.0 million;
•
bankruptcy or insolvency event involving the Partnership or any of its subsidiaries;
•
certain Employee Retirement Income Security Act of 1974 (ERISA) violations;
•
a Change of Control (as defined in the CAPL Credit Facility) without a waiver or amendment; and
•
failure of the lenders for any reason to have a perfected first priority security interest in a material portion of the collateral granted by the Partnership or any of its subsidiaries.

Taking the interest rate swap contracts described in Note 8 into account, our effective interest rate on our CAPL Credit Facility at March 31, 2023 was 4.98% (our applicable margin was 2.25% as of March 31, 2023). See Note 8 for information regarding additional interest rate swap contracts entered into in April 2023.

Letters of credit outstanding at March 31, 2023 and December 31, 2022 totaled $4.5 million and $4.6 million, respectively.

As of March 31, 2023, we were in compliance with our financial covenants under the CAPL Credit Facility. The amount of availability under the CAPL Credit Facility at March 31, 2023, after taking into consideration debt covenant restrictions, was $142.5 million.

In connection with amending the CAPL Credit Facility and terminating the JKM Credit Facility, the Partnership wrote off $1.1 million of deferred financing costs in the first quarter of 2023.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. INTEREST RATE SWAP CONTRACTS

Through March 31, 2023, the interest payments on our CAPL Credit Facility varied based on monthly changes in the one-month LIBOR and changes, if any, in the applicable margin, which is based on our leverage ratio as further discussed in Note 7. To hedge against interest rate volatility on our variable rate borrowings under the CAPL Credit Facility, on March 26, 2020, we entered into an interest rate swap contract. The interest rate swap contract has a notional amount of $150 million, a fixed rate of 0.495% and matures on April 1, 2024. On April 15, 2020, we entered into two additional interest rate swap contracts, each with notional amounts of $75 million, a fixed rate of 0.38% and that mature on April 1, 2024. All of these interest rate swap contracts have been designated as cash flow hedges and are expected to be highly effective.

The fair value of these interest rate swap contracts, for which the current portion is included in other current assets and the noncurrent portion is included in other assets, totaled $13.6 million and $16.5 million at March 31, 2023 and December 31, 2022, respectively. See Note 11 for additional information on the fair value of the interest rate swap contracts.

We report the unrealized gains and losses on our interest rate swap contracts designated as highly effective cash flow hedges as a component of other comprehensive income and reclassify such gains and losses into earnings in the same period during which the hedged interest expense is recorded. We recognized a net realized gain (loss) from settlements of the interest rate swap contracts of $3.1 million and $(0.2) million for the three months ended March 31, 2023 and 2022, respectively.

We currently estimate that a gain of $12.6 million will be reclassified from accumulated other comprehensive income into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

On April 4, 2023, in connection with amending and restating the CAPL Credit Facility and transitioning from LIBOR to SOFR, we also amended our three existing interest rate swap contracts to convert the reference rate from LIBOR to SOFR. As a result, the fixed rate was reduced from 0.495% to 0.4125% for the one contract and from 0.38% to 0.2975% for the other two contracts. All other critical terms remain the same and so we expect these cash flow hedges to continue to be highly effective. We have applied certain provisions and practical expedients of ASC 848–Reference Rate Reform related to the transition from LIBOR to SOFR achieved with amending and restating the CAPL Credit Facility and with amending our existing interest rate swap contracts.

In April 2023, we entered into four additional interest rate swap contracts as summarized below (in thousands):

Notional Amount	Termination Date	Fixed Rate
$50,000	March 30, 2028	3.287%
100,000	March 31, 2028	3.287%
50,000	April 8, 2028	3.282%
100,000	April 1, 2028	2.932%

All of these interest rate swap contracts have been designated as cash flow hedges and are expected to be highly effective.

Note 9. RELATED-PARTY TRANSACTIONS

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from TopStar, an entity affiliated with the Topper Group, were $11.7 million and $17.1 million for the three months ended March 31, 2023 and 2022, respectively. Accounts receivable from TopStar were $0.5 million and $0.7 million at March 31, 2023 and December 31, 2022, respectively.

CrossAmerica leases real estate from the Topper Group. Rent expense under these lease agreements was $2.5 million and $2.4 million for the three months ended March 31, 2023 and 2022, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Omnibus Agreement

We incurred expenses under the Omnibus Agreement, including costs for store level personnel at our company operated sites, totaling $22.1 million and $20.1 million for the three months ended March 31, 2023 and 2022, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statements of operations. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Omnibus Agreement totaled $4.0 million and $6.1 million at March 31, 2023 and December 31, 2022, respectively.

Common Unit Distributions and Other Equity Transactions

We distributed $7.7 million to the Topper Group related to its ownership of our common units during each of the three months ended March 31, 2023 and 2022.

We distributed $2.6 million to affiliates of John B. Reilly, III related to their ownership of our common units during each of the three months ended March 31, 2023 and 2022.

We recorded accretion on the preferred membership interests issued in March 2022 to related parties of $0.6 million for the three months ended March 31, 2023.

Maintenance and Environmental Costs

Certain maintenance and environmental remediation activities are performed by an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.7 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. Accounts payable to this related party amounted to $0.2 million and $0.3 million at March 31, 2023 and December 31, 2022, respectively.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board. Merchandise costs amounted to $4.9 million and $4.5 million for three months ended March 31, 2023 and 2022, respectively. Amounts payable to this related party amounted to $1.4 million at each of March 31, 2023 and December 31, 2022.

Vehicle Lease

In connection with the services rendered under the Omnibus Agreement, we lease certain vehicles from an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. Lease expense was an insignificant amount for the three months ended March 31, 2023 and 2022.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We lease office space from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $0.3 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

Public Relations and Website Consulting Services

We have engaged a company affiliated with John B. Reilly, III, member of the Board, for public relations and website consulting services. The cost of these services was insignificant for the three months ended March 31, 2023 and 2022.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. In the event we fail to purchase the required minimum volume for a given contractual period, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. We did not incur any significant penalties during the three months ended March 31, 2023 or 2022.

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

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $7.6 million and $7.5 million at March 31, 2023 and December 31, 2022, respectively. Indemnification assets related to third-party escrow funds, state funds or insurance recorded on the balance sheet within other current assets and other noncurrent assets totaled $5.2 million at each of March 31, 2023 and December 31, 2022. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

The estimates used in these reserves are based on all known facts at the time and an assessment of the ultimate remedial action outcomes. We will adjust loss accruals as further information becomes available or circumstances change. Among the many uncertainties that impact the estimates are the necessary regulatory approvals for, and potential modifications of, remediation plans, the amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment and the possibility of existing legal claims giving rise to additional claims.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels in 2023 or 2022.

As further discussed in Note 8, we remeasure the fair value of interest rate swap contracts on a recurring basis each balance sheet date. We used an income approach to measure the fair value of these contracts, utilizing a forward yield curve for the same period as the future interest rate swap settlements. These fair value measurements are classified as Level 2 measurements.

We have accrued for unvested phantom units and phantom performance units as a liability and adjust that liability on a recurring basis based on the market price of our common units each balance sheet date. These fair value measurements are deemed Level 1 measurements.

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of March 31, 2023 and December 31, 2022 due to the short-term maturity of these instruments. The fair value of borrowings under the CAPL Credit Facility approximated its carrying value as of March 31, 2023 and December 31, 2022 due to the frequency with which interest rates are reset and the consistency of the market spread.

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

We recorded an income tax benefit of $1.7 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively, as a result of the losses incurred by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only LGWS and Joe’s Kwik Marts are subject to income tax.

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

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Distributions paid	$19,974	$19,942
Allocation of distributions in excess of net income	(21,554)	(14,895)
Limited partners’ interest in net (loss) income - basic and diluted	$(1,580)	$5,047
Denominator:
Weighted-average common units outstanding - basic	37,940,332	37,900,146
Adjustment for phantom and phantom performance units (a)	—	35,893
Adjustment for preferred membership interests (a)	—	23,402
Weighted-average common units outstanding - diluted	37,940,332	37,959,441
Net (loss) income per common unit - basic and diluted	$(0.04)	$0.13

Distributions paid per common unit	$0.5250	$0.5250
Distributions declared (with respect to each respective period) per common unit	$0.5250	$0.5250

(a)
For the three months ended March 31, 2023, 168,695 potentially dilutive units related to the phantom units and phantom performance units and 1,125,769 potentially dilutive units related to the preferred membership interests were excluded from the calculation of diluted earnings per unit because including them would have been antidilutive.

Distributions

Distribution activity for 2023 is as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2022	February 3, 2023	February 10, 2023	$0.5250	$19,917
March 31, 2023	May 3, 2023	May 10, 2023	$0.5250	$19,925

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

This change simplifies the assessment of performance of our segments and eliminates the intersegment sales inherent in our prior segment reporting.

We have recast the results of our segments for March 31, 2022 to be consistent with our new segment reporting.

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended March 31, 2023
Revenues from fuel sales to external customers	$521,925	$402,946	$—	$924,871
Revenues from food and merchandise sales	—	65,266	—	65,266
Rent income	17,956	3,364	—	21,320
Other revenue	1,247	3,455	—	4,702
Total revenues	$541,128	$475,031	$—	$1,016,159

Operating income (loss)	$21,669	$14,767	$(27,326)	$9,110

Three Months Ended March 31, 2022
Revenues from fuel sales to external customers	$583,121	$422,242	$—	$1,005,363
Revenues from food and merchandise sales	—	62,347	—	62,347
Rent income	17,477	3,150	—	20,627
Other revenue	1,786	3,088	—	4,874
Total revenues	$602,384	$490,827	$—	$1,093,211

Operating income (loss)	$21,593	$15,128	$(27,002)	$9,719

Receivables relating to the revenue streams above are as follows (in thousands):

	March 31,	December 31,
	2023	2022
Receivables from fuel and merchandise sales	$27,945	$29,772
Receivables for rent and other lease-related charges	1,147	1,796
Total accounts receivable	$29,092	$31,568

Performance obligations are satisfied as fuel is delivered to the customer and as merchandise is sold to the consumer. Many of our fuel contracts with our customers include minimum purchase volumes measured on a monthly basis, although revenue from

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

such shortfalls is not material. Receivables from fuel are recognized on a per-gallon rate and are generally collected within 10 days of delivery.

The balance of unamortized costs incurred to obtain certain contracts with customers was $10.9 million at March 31, 2023 and December 31, 2022. Amortization of such costs is recorded against operating revenues and amounted to $0.4 million for the three months ended March 31, 2023 and 2022.

Receivables from rent and other lease-related charges are generally collected at the beginning of the month.

Note 15. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
(Increase) decrease:
Accounts receivable	$2,220	$(1,177)
Accounts receivable from related parties	219	198
Inventories	(604)	(6,314)
Other current assets	(2,775)	(1,854)
Other assets	574	(131)
Increase (decrease):
Accounts payable	(7,503)	12,645
Accounts payable to related parties	(2,013)	492
Accrued expenses and other current liabilities	(297)	(388)
Motor fuel and sales taxes payable	(342)	(1,345)
Other long-term liabilities	1,061	1,284
Changes in operating assets and liabilities, net of acquisitions	$(9,460)	$3,410

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for interest	$11,875	$5,892
Cash paid (refunded) for income taxes, net	560	(2)

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Three Months Ended March 31,
	2023	2022
Accrued capital expenditures	$2,228	$2,664
Lease liabilities arising from obtaining right-of-use assets	2,972	2,758

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
•
Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three months ended March 31, 2023 and 2022 and non-GAAP financial measures.
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

Recent Developments

Amendment and Restatement of CAPL Credit Facility

On March 31, 2023, the Partnership and its subsidiary, LGWS (together with the Partnership, the “Borrowers”), amended and restated the CAPL Credit Facility. As amended, the CAPL Credit Facility provides for an increase of the senior secured revolving credit facility from $750 million to $925 million and extends the maturity date from April 1, 2024 to March 31, 2028. The credit facility can be increased from time to time upon the Partnership’s written request, subject to certain conditions, up to an additional $350 million. The aggregate amount of the outstanding loans and letters of credit under the CAPL Credit Facility cannot exceed the combined revolving commitments then in effect. Certain subsidiaries of the Borrowers are guarantors ("Guarantors") of all of the obligations under the CAPL Credit Facility. All obligations under the CAPL Credit Facility are secured by substantially all of the Partnership’s assets and substantially all of the assets of the Guarantors.

Borrowings under the credit facility bear interest, at the Partnership’s option, at (1) a rate equal to the secured overnight financing rate (“SOFR”), for interest periods of one, three or six months, plus a margin ranging from 1.75% to 2.75% per annum depending on the Partnership’s Consolidated Leverage Ratio (as defined in the CAPL Credit Facility) plus a customary credit spread adjustment or (2) (a) an alternative base rate equal to the greatest of (i) the federal funds rate plus 0.5% per annum, (ii) SOFR for one month interest periods plus 1.00% per annum or (iii) the rate of interest established by the Agent, from time to time, as its prime rate, plus (b) a margin ranging from 0.75% to 1.75% per annum depending on the Partnership’s Consolidated Leverage Ratio. In addition, the Partnership incurs a commitment fee based on the unused portion of the credit facility at a rate ranging from 0.25% to 0.45% per annum depending on the Partnership’s Consolidated Leverage Ratio. Until the Partnership delivers a compliance certificate for the fiscal quarter ending June 30, 2023, the applicable margin for SOFR and alternative base rate loans is 2.25% and 1.25%, respectively, and the commitment fee rate is 0.35%.

The Partnership also has the right to borrow swingline loans under the CAPL Credit Facility in an amount up to $35.0 million. Swingline loans bear interest at the base rate plus the applicable alternative base rate margin.

Letters of credit may be issued under the CAPL Credit Facility up to an aggregate amount of $65.0 million. Letters of credit are subject to a 0.125% fronting fee and other customary administrative charges. Letters of credit accrue a fee at a rate based on the applicable margin of SOFR loans.

The CAPL Credit Facility also contains certain financial covenants. The Partnership is required to maintain a Consolidated Leverage Ratio (as defined in the CAPL Credit Facility) of (i) for each fiscal quarter ending March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023, not greater than 5.25 to 1.00, (ii) for each fiscal quarter ending March 31, 2024, June 30, 2024 and September 30, 2024, not greater than 5.00 to 1.00, and (iii) for each fiscal quarter ending December 31, 2024 and thereafter, not greater than 4.75 to 1.00. For the quarter during a Specified Acquisition Period (as defined in the CAPL Credit Facility), such threshold will be increased by increasing the numerator thereof by 0.5, but such numerator may not exceed 5.25 to 1.00. Upon the occurrence of a Qualified Note Offering (as defined in the CAPL Credit Facility), the Consolidated Leverage Ratio threshold when not in a Specified Acquisition Period is increased to 5.25 to 1.00, while the Specified Acquisition Period threshold is 5.50 to 1.00. Upon the occurrence of a Qualified Note Offering, the Partnership is also required to maintain a Consolidated Senior Secured Leverage Ratio (as defined in the CAPL Credit Facility) for the most recently completed four fiscal quarter period of not greater than 3.75 to 1.00. Such threshold is increased to 4.00 to 1.00 for the quarter during a Specified Acquisition Period. The Partnership is also required to maintain a Consolidated Interest Coverage Ratio (as defined in the CAPL Credit Facility) of at least 2.50 to 1.00.

The incremental borrowings at the closing of the amended and restated CAPL Credit Facility were used to repay outstanding borrowings under the JKM Credit Facility, which was terminated on March 31, 2023, and to pay fees and expenses in connection with the CAPL Credit Facility and the termination of the JKM Credit Facility.

The CAPL Credit Facility prohibits the Partnership from making cash distributions to its unitholders if any event of default occurs or would result from the distribution. In addition, the CAPL Credit Facility contains various covenants that may limit, among other things, the Partnership’s ability to:

•
grant liens;
•
incur or assume other indebtedness;
•
materially alter the character of the Partnership’s business in any material respect;
•
enter into certain mergers, liquidations and dissolutions; and

•
make certain investments, acquisitions or dispositions.

If an event of default exists under the CAPL Credit Facility, the lenders will be able to accelerate the maturity of the CAPL Credit Facility and exercise other rights and remedies. Events of default include, among others, the following:

•
failure to pay any principal under the CAPL Credit Facility when due or any interest, fees or other amounts under the CAPL Credit Facility when due after a grace period;
•
failure of any representation or warranty to be true and correct in any material respect;
•
failure to perform or otherwise comply with the covenants in the CAPL Credit Facility or in other loan documents without a waiver or amendment;
•
any default in the performance of any obligation or condition beyond the applicable grace period relating to any other indebtedness of more than $45.0 million;
•
certain judgment default for monetary judgments exceeding $45.0 million;
•
bankruptcy or insolvency event involving the Partnership or any of its subsidiaries;
•
certain Employee Retirement Income Security Act of 1974 (ERISA) violations;
•
a Change of Control (as defined in the CAPL Credit Facility) without a waiver or amendment; and
•
failure of the lenders for any reason to have a perfected first priority security interest in a material portion of the collateral granted by the Partnership or any of its subsidiaries.

In connection with amending the CAPL Credit Facility and terminating the JKM Credit Facility, the Partnership wrote off $1.1 million of deferred financing costs in the first quarter of 2023.

See Note 7 to the financial statements for additional information regarding the CAPL Credit Facility and the termination of the JKM Credit Facility.

Additional Interest Rate Swap Contracts

In April 2023, we entered into four additional interest rate swap contracts. Three of the interest rate swap contracts are spot-start contracts with a total notional amount of $200 million and hedge variable interest rate payments for the five-year term of the CAPL Credit Facility. One of the interest rate swap contracts has a notional amount of $100 million and is a forward-starting interest rate swap contract that hedges variable interest rate payments from the date the existing interest rate swap contracts terminate through the remaining four years of the CAPL Credit Facility. All of these interest rate swap contracts have been designated as cash flow hedges and are expected to be highly effective.

See Note 8 to the financial statements for additional information regarding these additional interest rate swap contracts.

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

Impact of Interest Rates

Recent increases in interest rates have increased our interest expense as further described below. See "Recent Developments–Additional Interest Rate Swap Contracts" for information regarding additional interest rate swap contracts we entered into in April 2023.

Acquisition and Financing Activity

Our results of operations and financial condition are also impacted by our acquisition and financing activities as summarized below.

•
In February 2022, we closed on the final three properties of our 106-site acquisition from 7-Eleven.
•
In March 2022, Holdings issued $25 million in preferred membership interests.
•
On November 9, 2022, we closed on the acquisition of assets from CSS.
•
On March 31, 2023, we amended and restated the CAPL Credit Facility and terminated the JKM Credit Facility. See Note 7 to the financial statements for additional information.

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating revenues	$1,016,159	$1,093,211
Costs of sales	934,100	1,014,381
Gross profit	82,059	78,830

Operating expenses:
Operating expenses	45,623	42,109
General and administrative expenses	5,739	6,483
Depreciation, amortization and accretion expense	19,820	20,275
Total operating expenses	71,182	68,867
Loss on dispositions and lease terminations, net	(1,767)	(244)
Operating income	9,110	9,719
Other income, net	261	130
Interest expense	(12,012)	(6,661)
(Loss) income before income taxes	(2,641)	3,188
Income tax benefit	(1,662)	(1,859)
Net (loss) income	(979)	5,047
Accretion of preferred membership interests	601	—
Net (loss) income available to limited partners	$(1,580)	$5,047

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Consolidated Results

Operating revenues decreased $77.1 million (7%) and gross profit increased $3.2 million (4%).

Operating revenues

Significant items impacting these results were:

•
A $61.3 million (10%) decrease in our wholesale segment revenues primarily attributable to a 20% decrease in the average daily spot price of WTI crude oil to $75.93 per barrel for the first quarter of 2023, compared to $95.18 per barrel for the first quarter of 2022. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Volume decreased 1% primarily due to lower volume in our base business, partially offset by the volume generated by the acquisition of assets from CSS.
•
A $15.8 million (3%) decrease in our retail segment revenues primarily attributable to a 7% decrease in the average retail fuel price from the first quarter of 2022 to the first quarter of 2023 due to the decrease in wholesale motor fuel prices as noted above. Volume increased 3% for the first quarter of 2023 compared to the first quarter of 2022 primarily due to stronger performance in the base business as well as an increase in the retail site count due the sites acquired in the November 2022 acquisition of assets from CSS and the February 2022 acquisition of assets from 7-Eleven. Lastly, merchandise revenues increased $2.9 million (5%) driven by stronger performance in the base business as well as an increase in the company operated site count due to the conversion of lessee dealer and commission sites to company operated sites.

Cost of sales

Cost of sales decreased $80.3 million (8%), which was a result of the decrease in wholesale motor fuel prices and decrease in volume in our wholesale segment, partially offset by the volume increase in our retail segment as discussed above.

Gross profit

Gross profit increased $3.2 million (4%), which was primarily driven by increases in motor fuel, merchandise and rent gross profit. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses decreased $0.7 million (11%) primarily due to a $0.6 million decrease in acquisition-related costs driven by a reduction in legal fees incurred in connection with the acquisition of assets from 7-Eleven.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense decreased $0.5 million (2%) primarily driven by lower impairment charges during the period as compared to the same period of 2022.

Loss on dispositions and lease terminations, net

During the three months ended March 31, 2023, we recorded a $2.0 million loss on lease terminations and asset disposals, partially offset by a $0.2 million gain in connection with our ongoing real estate rationalization effort.

During the three months ended March 31, 2022, we recorded a $0.5 million loss on lease terminations and asset disposals, partially offset by a $0.3 million gain in connection with our ongoing real estate rationalization effort.

Interest expense

Interest expense increased $5.4 million (80%), primarily due to a $4.2 million increase in interest expense (net of the impact of the interest rate swaps) driven by the increase in interest rates. In addition, we wrote off $1.1 million in deferred financing costs in the first quarter of 2023 as a result of the amendment and restatement of the CAPL Credit Facility and termination of the JKM Credit Facility.

Income tax expense (benefit)

We recorded an income tax benefit of $1.7 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively, driven by losses incurred by our taxable subsidiaries.

Segment Results

We present the results of operations of our segments consistent with how our management views the business.

See Note 14 to the financial statements for information regarding a change in our segment reporting. We have recast the results of our segments for first quarter of 2022 to be consistent with our new segment reporting.

Wholesale

The following table highlights the results of operations and certain operating metrics of our wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended March 31,
	2023	2022
Gross profit:
Motor fuel gross profit	$16,708	$16,184
Rent gross profit	13,255	12,339
Other revenues	1,247	1,786
Total gross profit	31,210	30,309
Operating expenses	(9,541)	(8,716)
Operating income	$21,669	$21,593

Motor fuel distribution sites (end of period): (a)
Independent dealers (b)	643	656
Lessee dealers (c)	612	642
Total motor fuel distribution sites	1,255	1,298

Motor fuel distribution sites (average):	1,271	1,302

Volume of gallons distributed	201,861	203,915

Margin per gallon	$0.083	$0.079

(a)
In addition, we distributed motor fuel to sub-wholesalers who distributed to additional sites.
(b)
The decrease in the independent dealer site count was primarily attributable to the loss of contracts, most of which were lower margin, partially offset by the increase in independent dealer sites as a result of the acquisition of assets from CSS and the ongoing real estate rationalization effort.
(c)
The decrease in the lessee dealer site count was primarily attributable to our real estate rationalization effort and the conversion of lessee dealer sites to company operated sites.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Gross profit increased $0.9 million (3%) and operating income increased $0.1 million. These results were impacted by:

Motor fuel gross profit

The $0.5 million (3%) increase in motor fuel gross profit was primarily driven by a 4% increase in our average fuel margin per gallon as compared to the first quarter of 2022 driven by better sourcing costs as a result of brand consolidation and other initiatives. This increase was partially offset by lower terms discounts. The average spot price of WTI crude oil decreased 20% from $95.18 per barrel for the first quarter of 2022 to $75.93 per barrel for the first quarter of 2023. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Also, volume decreased 1% primarily due to lower volume in our base business, partially offset by the volume generated by the acquisition of assets from CSS.

Rent gross profit

The $0.9 million (7%) increase in rent gross profit was primarily driven by rent increases from our customers as well as the reopening of closed sites.

Other revenues

Other revenues decreased $0.5 million (30%) due to lower dealer contract termination fees.

Operating expenses

Operating expenses increased $0.8 million (9%), primarily as a result of inflation across many cost categories.

Retail

The following table highlights the results of operations and certain operating metrics of our retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands, except for the number of retail sites):

	Three Months Ended March 31,
	2023	2022
Gross profit:
Motor fuel	$26,760	$26,304
Merchandise	18,123	16,682
Rent	2,511	2,447
Other revenue	3,455	3,088
Total gross profit	50,849	48,521
Operating expenses	(36,082)	(33,393)
Operating income	$14,767	$15,128

Retail sites (end of period):
Company operated retail sites (a)	268	255
Commission agents (b)	194	201
Total retail segment sites	462	456

Total retail segment statistics:
Volume of gallons sold	119,085	116,040
Average retail fuel sites	457	454
Margin per gallon, before deducting credit card fees and commissions	0.318	0.319

Company operated site statistics:
Average retail fuel sites	258	254
Margin per gallon, before deducting credit card fees	$0.341	$0.327
Merchandise gross profit percentage	27.8%	26.8%

Commission site statistics:
Average retail fuel sites	198	200
Margin per gallon, before deducting credit card fees and commissions	$0.273	$0.303

(a)
The increase in the company operated site count was primarily attributable to the conversion of lessee dealer and commission sites to company operated sites, largely in March 2023.
(b)
The decrease in the commission site count was primarily attributable to the conversion of commission sites to company operated sites and the real estate rationalization effort.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Gross profit increased $2.3 million (5%) and operating income decreased $0.4 million (2%). These results were impacted by:

Gross profit

•
Our motor fuel gross profit increased $0.5 million (2%) attributable to a 3% increase in volume driven by stronger performance in the base business as well as an increase in the retail site count due the sites acquired in the November 2022 acquisition of assets from CSS and the February 2022 acquisition of assets from 7-Eleven.
•
Our merchandise gross profit and other revenues increased $1.4 million (9%) and $0.4 million (12%), respectively, driven by higher sales in our base business as well as an increase in the company operated site count due to the conversion of lessee dealer and commission sites to company operated sites.

Operating expenses

Operating expenses increased $2.7 million (8%) driven by an increase in store labor, in part due to expanding hours of operation at many of our company operated sites. In addition, many other cost categories increased due primarily to inflation. Lastly, operating expenses increased due to an increase in the company operated site count due to the conversion of lessee dealer and commission sites to company operated sites.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Three Months Ended March 31,
	2023	2022
Net (loss) income (a)	$(979)	$5,047
Interest expense	12,012	6,661
Income tax benefit	(1,662)	(1,859)
Depreciation, amortization and accretion expense	19,820	20,275
EBITDA	29,191	30,124
Equity-based employee and director compensation expense	561	732
Loss on dispositions and lease terminations, net	1,767	244
Acquisition-related costs (b)	219	868
Adjusted EBITDA	31,738	31,968
Cash interest expense	(10,163)	(5,981)
Sustaining capital expenditures (c)	(2,049)	(1,554)
Current income tax expense	(394)	(185)
Distributable Cash Flow	$19,132	$24,248
Distributions paid	19,918	19,896
Distribution Coverage Ratio (a)	0.96x	1.22x

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

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are to finance our operations, fund acquisitions, service our debt and pay distributions to our unitholders. We expect our ongoing sources of liquidity to include cash generated by operations, proceeds from sales of sites in connection with our real estate rationalization efforts, borrowings under the CAPL Credit Facility, and if available to us on acceptable terms, issuances of equity and debt securities. We regularly evaluate alternate sources of capital to support our liquidity requirements.

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

We believe that we will have sufficient cash flow from operations, borrowing capacity under the CAPL Credit Facility, access to capital markets and alternate sources of funding to meet our financial commitments, debt service obligations, contingencies, anticipated capital expenditures and partnership distributions. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional equity and/or debt securities and/or maintain or increase distributions to unitholders.

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$11,538	$28,388
Net cash used in investing activities	(5,380)	(9,326)
Net cash used in financing activities	(14,695)	(15,561)

Operating Activities

Net cash provided by operating activities decreased $16.9 million for the three months ended March 31, 2023 compared to the same period in 2022, primarily attributable to the changes in working capital stemming from timing of settlement of fuel purchases and payment of accrued interest in connection with the amendment and restatement of the CAPL Credit Facility and the termination of the JKM Credit Facility.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as well as operating lease obligations as compared to the shorter settlement of receivables for fuel and rent.

Investing Activities

We incurred capital expenditures of $6.0 million and $8.9 million for the three months ended March 31, 2023 and 2022, respectively. The decrease was largely driven by the reduction of rebranding of sites including the sites acquired from 7-Eleven. We paid $1.9 million during the three months ended March 31, 2022 in connection with the closing of the final three sites acquired from 7-Eleven. We received $0.6 million and $1.5 million in proceeds primarily from the sale of sites in connection with our real estate rationalization effort for the three months ended March 31, 2023 and 2022, respectively.

Financing Activities

We paid $20.0 million and $19.9 million in distributions for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, respectively, we made total net borrowings (repayments) on our credit facilities of $12.9 million and $(19.5) million. We received $24.5 million in net proceeds from the issuance of preferred membership interests during the three months ended March 31, 2022. We paid $6.9 million of deferred financing costs in connection with amending and restating the CAPL Credit Facility and terminating the JKM Credit Facility in the first quarter of 2023.

Distributions

Distribution activity for 2023 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2022	February 3, 2023	February 10, 2023	$0.5250	$19,917
March 31, 2023	May 3, 2023	May 10, 2023	0.5250	19,925

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Debt

As of March 31, 2023, our debt and finance lease obligations consisted of the following (in thousands):

CAPL Credit Facility	$778,000
Finance lease obligations	13,256
Total debt and finance lease obligations	791,256
Current portion	2,937
Noncurrent portion	788,319
Deferred financing costs, net	11,340
Noncurrent portion, net of deferred financing costs	$776,979

See Note 7 to the financial statements for information regarding the amendment and restatement of the CAPL Credit Facility and the termination of the JKM Credit Facility.

Taking the interest rate swap contracts into account, our effective interest rate on our CAPL Credit Facility at March 31, 2023 was 4.98% (our applicable margin was 2.25% as of March 31, 2023). Letters of credit outstanding at March 31, 2023 totaled $4.5 million.

The amount of availability under our CAPL Credit Facility at May 4, 2023, after taking into consideration debt covenant restrictions, was 154 million.

See Note 8 for information regarding the amendment of the three existing interest rate swap contracts and the entry into four new interest rate swap contracts.

Capital Expenditures

We make investments to expand, upgrade and enhance existing assets. We categorize our capital requirements as either sustaining capital expenditures, growth capital expenditures or acquisition capital expenditures. Sustaining capital expenditures are those capital expenditures required to maintain our long-term operating income or operating capacity. Acquisition and growth capital expenditures are those capital expenditures that we expect will increase our operating income or operating capacity over the long term. We have the ability to fund our capital expenditures by additional borrowings under our CAPL Credit Facility, or, if available to us on acceptable terms, accessing the capital markets and issuing additional equity, debt securities or other options, such as the sale of assets. Our ability to access the capital markets may have an impact on our ability to fund acquisitions. We may not be able to complete any offering of securities or other options on terms acceptable to us, if at all.

The following table outlines our capital expenditures (in thousands):

	Three Months Ended March 31,
	2023	2022
Sustaining capital	$2,049	$1,554
Growth	3,952	7,380
Acquisitions	—	1,885
Total capital expenditures and acquisitions	$6,001	$10,819

Growth capital expenditures decreased primarily due the decrease of rebranding of certain sites, including the sites acquired from 7-Eleven.

A significant portion of our growth capital expenditures are discretionary and we regularly review our capital plans in light of anticipated proceeds from sales of sites.

Concentration of Customers

For the three months ended March 31, 2023 and 2022, respectively, approximately 20% and 22% of our rent income was from two multi-site operators.

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

Our results for 2023 relative to 2022 are anticipated to be impacted by the acquisition of assets from CSS, which is anticipated to increase gross profit within the wholesale segment. In addition, we anticipate that we will continue to realize reductions in our fuel costs as a result of new or amended fuel purchase contracts. We continue to consider the highest and best use class of trade for each of our properties, which may result in the conversion of sites from one class of trade to another and ultimately increases or decreases in the gross profit for the Wholesale and Retail segments. Lastly, given increases in interest rates, we also anticipate higher interest expense in 2023 as compared to 2022.

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

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies described in our Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than interest rate risk, no significant changes to our market risk have occurred since December 31, 2022. For a discussion of market risks affecting us, refer to Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk” included in our Form 10-K.

Interest Rate Risk

As of March 31, 2023, we had $778.0 million outstanding on our CAPL Credit Facility. Our outstanding borrowings bear interest at SOFR plus an applicable margin, which was 2.25% at March 31, 2023.

See Note 8 to the financial statements for information regarding the amendment of our three existing interest rate swap contracts and the entry into four additional interest rate swap contracts.

Taking all of these interest rate swap contracts into account, our effective interest rate on our CAPL Credit Facility at March 31, 2023 was 4.98%. A one percentage point change in SOFR would impact annual interest expense by approximately $2.8 million.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Amendment and Restatement Agreement, dated as of March 31, 2023, by and among CrossAmerica Partners LP, Lehigh Gas Wholesale Services, Inc., the guarantors party thereto, the lenders party thereto and Citizens Bank, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on April 3, 2023)

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

Date: May 8, 2023