Form 10-Q
period 2023-06-30
CrossAmerica Partners LP
filed 2023-08-08
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, the registrant had outstanding 37,970,720 common units.

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

Partnership Agreement	Second Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated as of February 6, 2020

Predecessor Entity	Wholesale distribution contracts and real property and leasehold interests contributed to the Partnership in connection with the IPO

SEC	U.S. Securities and Exchange Commission

SOFR	Secured Overnight Financing Rate

Term Loan Facility	$185 million delayed draw term loan facility provided under the JKM Credit Facility, which was paid off and terminated March 31, 2023

U.S. GAAP	U.S. Generally Accepted Accounting Principles

WTI	West Texas Intermediate crude oil

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$4,491	$16,054
Accounts receivable, net of allowances of $723 and $686, respectively	34,734	30,825
Accounts receivable from related parties	668	743
Inventory	51,965	47,307
Assets held for sale	1,001	983
Current portion of interest rate swap contracts	15,442	13,827
Other current assets	7,818	8,667
Total current assets	116,119	118,406
Property and equipment, net	709,099	728,379
Right-of-use assets, net	156,897	164,942
Intangible assets, net	103,450	113,919
Goodwill	99,409	99,409
Interest rate swap contracts, less current portion	4,657	3,401
Other assets	27,944	26,142
Total assets	$1,217,575	$1,254,598

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$2,985	$11,151
Current portion of operating lease obligations	35,076	35,345
Accounts payable	76,953	77,048
Accounts payable to related parties	8,872	7,798
Accrued expenses and other current liabilities	25,068	23,144
Motor fuel and sales taxes payable	21,359	20,813
Total current liabilities	170,313	175,299
Debt and finance lease obligations, less current portion	760,064	761,638
Operating lease obligations, less current portion	127,277	135,220
Deferred tax liabilities, net	11,170	10,588
Asset retirement obligations	47,083	46,431
Other long-term liabilities	46,071	46,289
Total liabilities	1,161,978	1,175,465

Commitments and contingencies

Preferred membership interests	27,253	26,156

Equity:
Common units— 37,952,950 and 37,937,604 units issued and outstanding at June 30, 2023 and December 31, 2022, respectively	9,217	36,508
Accumulated other comprehensive income	19,127	16,469
Total equity	28,344	52,977
Total liabilities and equity	$1,217,575	$1,254,598

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except unit and per unit amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenues (a)	$1,145,396	$1,475,033	$2,161,555	$2,568,244
Costs of sales (b)	1,047,672	1,386,088	1,981,772	2,400,469
Gross profit	97,724	88,945	179,783	167,775

Operating expenses:
Operating expenses (c)	49,798	42,216	95,421	84,325
General and administrative expenses	7,475	5,680	13,214	12,163
Depreciation, amortization and accretion expense	19,298	19,919	39,118	40,194
Total operating expenses	76,571	67,815	147,753	136,682
Gain (loss) on dispositions and lease terminations, net	6,700	(58)	4,933	(302)
Operating income	27,853	21,072	36,963	30,791
Other income, net	163	102	424	232
Interest expense	(10,683)	(7,321)	(22,695)	(13,982)
Income before income taxes	17,333	13,853	14,692	17,041
Income tax expense (benefit)	2,797	(113)	1,135	(1,972)
Net income	14,536	13,966	13,557	19,013
Accretion of preferred membership interests	615	563	1,216	563
Net income available to limited partners	$13,921	$13,403	$12,341	$18,450

Earnings per common unit
Basic	$0.37	$0.35	$0.33	$0.49
Diluted	$0.36	$0.35	$0.32	$0.49

Weighted-average common units:
Basic	37,952,950	37,912,710	37,946,676	37,906,463
Diluted	38,150,236	37,957,434	38,143,697	37,951,466

Supplemental information:
(a) includes excise taxes of:	$76,191	$71,601	$146,075	$138,460
(a) includes rent income of:	20,523	20,849	41,843	41,476
(b) excludes depreciation, amortization and accretion
(b) includes rent expense of:	5,658	5,945	11,212	11,786
(c) includes rent expense of:	3,911	3,801	7,709	7,509

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$13,557	$19,013
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion expense	39,118	40,194
Amortization of deferred financing costs	2,325	1,370
Credit loss expense	37	88
Deferred income tax benefit	582	(2,836)
Equity-based employee and director compensation expense	1,123	954
(Gain) loss on dispositions and lease terminations, net	(4,933)	302
Changes in operating assets and liabilities, net of acquisitions	(4,546)	(4,426)
Net cash provided by operating activities	47,263	54,659

Cash flows from investing activities:
Principal payments received on notes receivable	107	66
Proceeds from sale of assets	4,533	3,793
Capital expenditures	(11,328)	(16,403)
Cash paid in connection with acquisitions, net of cash acquired	—	(1,885)
Net cash used in investing activities	(6,688)	(14,429)

Cash flows from financing activities:
Borrowings under revolving credit facilities	205,900	57,600
Repayments on revolving credit facilities	(50,546)	(61,620)
Borrowings under the Term Loan Facility	—	1,120
Repayments on the Term Loan Facility	(158,980)	(24,600)
Net proceeds from issuance of preferred membership interests	—	24,430
Payments of finance lease obligations	(1,417)	(1,337)
Payments of deferred financing costs	(7,022)	(6)
Distributions paid on distribution equivalent rights	(111)	(93)
Income tax distributions paid on preferred membership interests	(119)	—
Distributions paid on common units	(39,843)	(39,800)
Net cash used in financing activities	(52,138)	(44,306)
Net decrease in cash and cash equivalents	(11,563)	(4,076)

Cash and cash equivalents at beginning of period	16,054	7,648
Cash and cash equivalents at end of period	$4,491	$3,572

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

(Unaudited)

	Limited Partners' Interest Common Unitholders		AOCI	Total Equity
	Units	Dollars	Dollars	Dollars
Balance at December 31, 2022	37,937,604	$36,508	$16,469	$52,977
Net loss	—	(979)	—	(979)
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	137	137
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(3,055)	(3,055)
Total other comprehensive loss	—	—	(2,918)	(2,918)
Comprehensive loss	—	(979)	(2,918)	(3,897)
Issuance of units related to 2022 Bonus Plan	15,346	322	—	322
Accretion of preferred membership interests	—	(601)	—	(601)
Distributions paid	—	(19,974)	—	(19,974)
Balance at March 31, 2023	37,952,950	$15,276	$13,551	$28,827

Net income	—	14,536	—	14,536
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	9,898	9,898
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(4,322)	(4,322)
Total other comprehensive income	—	—	5,576	5,576
Comprehensive income	—	14,536	5,576	20,112
Accretion of preferred membership interests	—	(615)	—	(615)
Distributions paid	—	(19,980)	—	(19,980)
Balance at June 30, 2023	37,952,950	$9,217	$19,127	$28,344

Balance at December 31, 2021	37,896,556	$53,528	$3,030	$56,558
Net income	—	5,047	—	5,047
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	8,113	8,113
Realized loss on interest rate swap contracts reclassified from AOCI into interest expense	—	—	206	206
Total other comprehensive income	—	—	8,319	8,319
Comprehensive income	—	5,047	8,319	13,366
Issuance of units related to 2021 Bonus Plan	16,154	327	—	327
Distributions paid	—	(19,942)	—	(19,942)
Balance at March 31, 2022	37,912,710	$38,960	$11,349	$50,309

Net income	—	13,966	—	13,966
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	2,584	2,584
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(251)	(251)
Total other comprehensive income	—	—	2,333	2,333
Comprehensive income	—	13,966	2,333	16,299
Accretion of preferred membership interests	—	(563)	—	(563)
Distributions paid	—	(19,951)	—	(19,951)
Balance at June 30, 2022	37,912,710	$32,412	$13,682	$46,094

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

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2022 has been derived from our audited financial statements and notes thereto as of that date.

Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration Risk

For the six months ended June 30, 2023 and 2022, respectively, our wholesale business purchased approximately 80% and 81% of its motor fuel from four suppliers. Approximately 23% and 24% of our motor fuel gallons sold for the six months ended June 30, 2023 and 2022, respectively, were delivered by two carriers.

For the six months ended June 30, 2023 and 2022, respectively, approximately 18% and 21% of our rent income was from two multi-site operators.

For the six months ended June 30, 2023 and 2022, respectively, approximately 47% and 48% of our merchandise was purchased from one supplier.

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

Note 3. ASSETS HELD FOR SALE

We have classified four sites and three sites as held for sale at June 30, 2023 and December 31, 2022, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	June 30,	December 31,
	2023	2022
Land	$698	$758
Buildings and site improvements	723	457
Equipment	971	333
Total	2,392	1,548
Less accumulated depreciation	(1,391)	(565)
Assets held for sale	$1,001	$983

The Partnership has continued to focus on divesting lower performing assets. During the three and six months ended June 30, 2023, we sold six and seven properties for $7.8 million and $8.2 million in proceeds (both of which include $3.8 million of proceeds held in a Section 1031 exchange escrow account), resulting in net gains of $6.1 million and $6.2 million, respectively. During the three and six months ended June 30, 2022, we sold five and nine properties for $2.3 million and $3.8 million in proceeds, resulting in net gains of $0.5 million and $0.9 million, respectively.

See Note 5 for information regarding impairment charges primarily recorded upon classifying sites within assets held for sale.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. INVENTORY

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Retail site merchandise	$27,300	$22,654
Motor fuel	24,665	24,653
Inventory	$51,965	$47,307

Note 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Land	$324,553	$323,882
Buildings and site improvements	361,245	360,542
Leasehold improvements	16,000	15,312
Equipment	340,986	334,324
Construction in progress	2,989	6,514
Property and equipment, at cost	1,045,773	1,040,574
Accumulated depreciation and amortization	(336,674)	(312,195)
Property and equipment, net	$709,099	$728,379

We recorded impairment charges of $0.4 million and $0.5 million during the three months ended June 30, 2023 and 2022 and $0.8 million and $1.2 million during the six months ended June 30, 2023 and 2022, respectively, included within depreciation, amortization and accretion expenses on the statements of operations. These impairment charges were primarily related to sites initially classified within assets held for sale in connection with our ongoing real estate rationalization effort.

Note 6. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30, 2023			December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$232,932	$130,799	$102,133	$232,932	$120,168	$112,764
Trademarks/licenses	1,850	710	1,140	2,208	1,250	958
Covenant not to compete	200	23	177	650	453	197
Total intangible assets	$234,982	$131,532	$103,450	$235,790	$121,871	$113,919

Note 7. DEBT

Our balances for long-term debt and finance lease obligations were as follows (in thousands):

	June 30,	December 31,
	2023	2022
CAPL Credit Facility	$761,491	$606,137
JKM Credit Facility	—	158,980
Finance lease obligations	12,537	13,954
Total debt and finance lease obligations	774,028	779,071
Current portion	2,985	11,151
Noncurrent portion	771,043	767,920
Deferred financing costs, net	10,979	6,282
Noncurrent portion, net of deferred financing costs	$760,064	$761,638

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2023, future principal payments on debt and future minimum rental payments on finance lease obligations were as follows (in thousands):

	Debt	Finance Lease Obligations	Total
Remaining in 2023	—	1,665	1,665
2024	—	3,396	3,396
2025	—	3,495	3,495
2026	—	3,596	3,596
2027	—	1,211	1,211
2028	761,491	—	761,491
Total future payments	761,491	13,363	774,854
Less impact of discounting	—	826	826
	761,491	12,537	774,028
Current portion	—	2,985	2,985
Long-term portion	$761,491	$9,552	$771,043

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

Taking the interest rate swap contracts described in Note 8 into account, our effective interest rate on our CAPL Credit Facility at June 30, 2023 was 5.1% (our applicable margin was 2.25% as of June 30, 2023). See Note 8 for information regarding additional interest rate swap contracts entered into in April 2023.

Letters of credit outstanding at June 30, 2023 and December 31, 2022 totaled $4.5 million and $4.6 million, respectively.

As of June 30, 2023, we were in compliance with our financial covenants under the CAPL Credit Facility. The amount of availability under the CAPL Credit Facility at June 30, 2023, after taking into consideration debt covenant restrictions, was $159.0 million.

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

In April 2023, we entered into four additional interest rate swap contracts as summarized below (in thousands):

Type	Notional Amount	Termination Date	Fixed Rate
Spot starting	$50,000	March 30, 2028	3.287%
Spot starting	100,000	March 31, 2028	3.287%
Spot starting	50,000	April 8, 2028	3.282%
Forward starting April 1, 2024	100,000	April 1, 2028	2.932%

All of our interest rate swap contracts have been designated as cash flow hedges and are expected to be highly effective.

The fair value of these interest rate swap contracts totaled $20.1 million and $17.2 million at June 30, 2023 and December 31, 2022, respectively. See Note 11 for additional information on the fair value of the interest rate swap contracts.

We report the unrealized gains and losses on our interest rate swap contracts designated as highly effective cash flow hedges as a component of other comprehensive income and reclassify such gains and losses into earnings in the same period during which the hedged interest expense is recorded. We recognized a net realized gain from settlements of the interest rate swap contracts of $4.3 million and $0.3 million for the three months ended June 30, 2023 and 2022 and $7.4 million and an insignificant amount for the six months ended June 30, 2023 and 2022, respectively.

We currently estimate that a gain of $15.4 million will be reclassified from accumulated other comprehensive income into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Note 9. RELATED-PARTY TRANSACTIONS

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from TopStar, an entity affiliated with the Topper Group, were $13.2 million and $22.7 million for the three months ended June 30, 2023 and 2022 and $24.9 million and $39.8 million for the six months ended June 30, 2023 and 2022, respectively. Accounts receivable from TopStar was $0.7 million at June 30, 2023 and December 31, 2022.

CrossAmerica leases real estate from the Topper Group. Rent expense under these lease agreements was $2.6 million for the three months ended June 30, 2023 and 2022 and $5.2 million and $4.8 million for the six months ended June 30, 2023 and 2022, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Omnibus Agreement

We incurred expenses under the Omnibus Agreement, including costs for store level personnel at our company operated sites, totaling $25.5 million and $20.5 million for the three months ended June 30, 2023 and 2022 and $47.6 million and $40.6 million for the six months ended June 30, 2023 and 2022, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statements of operations. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Omnibus Agreement totaled $6.8 million and $6.1 million at June 30, 2023 and December 31, 2022, respectively.

Common Unit Distributions and Other Equity Transactions

We distributed $7.7 million to the Topper Group related to its ownership of our common units during each of the three months ended June 30, 2023 and 2022 and $15.3 million for each of the six months ended June 30, 2023 and 2022.

We distributed $2.6 million to affiliates of John B. Reilly, III related to their ownership of our common units during each of the three months ended June 30, 2023 and 2022 and $5.2 million for each of the six months ended June 30, 2023 and 2022.

We recorded accretion on the preferred membership interests issued in March 2022 to related parties of $0.6 million for the three months ended June 30, 2023 and 2022 and $1.2 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively. We paid income tax distributions of $0.1 million related to the preferred membership interests for the three and six months ended June 30, 2023.

Maintenance and Environmental Costs

Certain maintenance and environmental remediation activities are performed by an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.6 million for each of the three months ended June 30, 2023 and 2022 and $1.3 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively. Accounts payable to this related party amounted to $0.4 million and $0.3 million at June 30, 2023 and December 31, 2022, respectively.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board. Merchandise costs amounted to $5.3 million and $5.4 million for three months ended June 30, 2023 and 2022 and $10.1 million and $9.9 million for the six months ended June 30, 2023 and 2022, respectively. Amounts payable to this related party amounted to $1.6 million and $1.4 million at June 30, 2023 and December 31, 2022, respectively.

Vehicle Lease

In connection with the services rendered under the Omnibus Agreement, we lease certain vehicles from an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. Lease expense was an insignificant amount for the three months ended June 30, 2023 and 2022, and $0.1 million and an insignificant amount for the six months ended June 30, 2023 and 2022, respectively.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We lease office space from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $0.2 million for each of the three months ended June 30, 2023 and 2022 and $0.5 million for each of the six months ended June 30, 2023 and 2022.

Public Relations and Website Consulting Services

We have engaged a company affiliated with John B. Reilly, III, member of the Board, for public relations and website consulting services. The cost of these services was insignificant for the three and six months ended June 30, 2023 and 2022.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. In the event we fail to purchase the required minimum volume for a given contractual period, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. We did not incur any significant penalties during the six months ended June 30, 2023 or 2022.

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

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $7.2 million and $7.5 million at June 30, 2023 and December 31, 2022, respectively. Indemnification assets related to third-party escrow funds, state funds or insurance recorded on the balance sheet within other current assets and other noncurrent assets totaled $4.9 million and $5.2 million at June 30, 2023 and December 31, 2022, respectively. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of June 30, 2023 and December 31, 2022 due to the short-term maturity of these instruments. The fair value of borrowings under the CAPL Credit Facility approximated its carrying value as of June 30, 2023 and December 31, 2022 due to the frequency with which interest rates are reset and the consistency of the market spread.

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

We recorded income tax expense (benefit) of $2.8 million and $(0.1) million for the three months ended June 30, 2023 and 2022 and $1.1 million and $(2.0) million for the six months ended June 30, 2023 and 2022, respectively, as a result of the income generated (losses incurred) by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only LGWS and Joe’s Kwik Marts are subject to income tax.

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

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Distributions paid	$19,925	$19,904	$39,843	$39,800
Allocation of distributions in excess of net income	(6,004)	(6,501)	(27,502)	(21,350)
Limited partners’ interest in net income - basic and diluted	$13,921	$13,403	$12,341	$18,450
Denominator:
Weighted-average common units outstanding - basic	37,952,950	37,912,710	37,946,676	37,906,463
Adjustment for phantom and phantom performance units (a)	197,286	44,724	197,021	45,003
Weighted-average common units outstanding - diluted	38,150,236	37,957,434	38,143,697	37,951,466
Net income per common unit - basic	$0.37	$0.35	$0.33	$0.49
Net income per common unit - diluted	$0.36	$0.35	$0.32	$0.49

Distributions paid per common unit	$0.5250	$0.5250	$1.0500	$1.0500
Distributions declared (with respect to each respective period) per common unit	$0.5250	$0.5250	$1.0500	$1.0500

(a)
For the three and six months ended June 30, 2023, 1,151,099 potentially dilutive units related to the preferred membership interests were excluded from the calculation of diluted earnings per unit because including them would have been antidilutive. For the three and six months ended June 30, 2022, 1,076,769 and 553,257 potentially dilutive units related to the preferred membership interests were excluded from the calculation of diluted earnings per unit because including them would have been antidilutive.

Distributions

Distribution activity for 2023 is as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2022	February 3, 2023	February 10, 2023	$0.5250	$19,918
March 31, 2023	May 3, 2023	May 10, 2023	$0.5250	$19,925
June 30, 2023	August 4, 2023	August 11, 2023	$0.5250	$19,935

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

Starting in the fourth quarter of 2022, the wholesale segment includes only the fuel gross profit on sales to lessee dealers and independent dealers and the retail segment includes the entire fuel gross profit on sales at our company operated and commission agent sites. Likewise, operating expenses are allocated to each segment based on estimates of the level of effort expended on our 1) lessee and independent dealer business in our wholesale segment; and 2) company operated and commission agent site business in our retail segment.

This change simplifies the assessment of performance of our segments and eliminates the intersegment sales inherent in our prior segment reporting.

We have recast the results of our segments for the three and six months ended June 30, 2022 to be consistent with our new segment reporting.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended June 30, 2023
Revenues from fuel sales to external customers	$580,935	$455,315	$—	$1,036,250
Revenues from food and merchandise sales	—	83,666	—	83,666
Rent income	17,379	3,144	—	20,523
Other revenue	1,164	3,793	—	4,957
Total revenues	$599,478	$545,918	$—	$1,145,396

Operating income (loss)	$21,775	$26,151	$(20,073)	$27,853

Three Months Ended June 30, 2022
Revenues from fuel sales to external customers	$795,924	$579,325	$—	$1,375,249
Revenues from food and merchandise sales	—	73,934	—	73,934
Rent income	17,839	3,010	—	20,849
Other revenue	1,807	3,194	—	5,001
Total revenues	$815,570	$659,463	$—	$1,475,033

Operating income (loss)	$24,158	$22,571	$(25,657)	$21,072

Six Months Ended June 30, 2023
Revenues from fuel sales to external customers	$1,102,860	$858,261	$—	$1,961,121
Revenues from food and merchandise sales	—	148,932	—	148,932
Rent income	35,335	6,508	—	41,843
Other revenue	2,411	7,248	—	9,659
Total revenues	$1,140,606	$1,020,949	$—	$2,161,555

Operating income (loss)	$43,444	$40,918	$(47,399)	$36,963

Six Months Ended June 30, 2022
Revenues from fuel sales to external customers	$1,379,045	$1,001,567	$—	$2,380,612
Revenues from food and merchandise sales	—	136,281	—	136,281
Rent income	35,316	6,160	—	41,476
Other revenue	3,593	6,282	—	9,875
Total revenues	$1,417,954	$1,150,290	$—	$2,568,244

Operating income (loss)	$45,751	$37,699	$(52,659)	$30,791

Receivables relating to the revenue streams above are as follows (in thousands):

	June 30,	December 31,
	2023	2022
Receivables from fuel and merchandise sales	$32,683	$28,959
Receivables for rent and other lease-related charges	2,719	2,609
Total accounts receivable	$35,402	$31,568

Performance obligations are satisfied as fuel is delivered to the customer and as merchandise is sold to the consumer. Many of our fuel contracts with our customers include minimum purchase volumes measured on a monthly basis, although revenue from such shortfalls is not material. Receivables from fuel are recognized on a per-gallon rate and are generally collected within 10 days of delivery.

The balance of unamortized costs incurred to obtain certain contracts with customers was $10.8 million and $10.9 million at June 30, 2023 and December 31, 2022, respectively. Amortization of such costs is recorded against operating revenues and amounted to $0.5 million and $0.4 million for the three months ended June 30, 2023 and 2022 and $0.9 million for each of the six months ended June 30, 2023 and 2022, respectively.

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

Note 15. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
(Increase) decrease:
Accounts receivable	$(3,554)	$(15,125)
Accounts receivable from related parties	75	(45)
Inventories	(4,658)	(10,403)
Other current assets	(1,103)	963
Other assets	(2)	(868)
Increase (decrease):
Accounts payable	(350)	20,178
Accounts payable to related parties	975	(30)
Accrued expenses and other current liabilities	1,790	(112)
Motor fuel and sales taxes payable	546	(1,260)
Other long-term liabilities	1,735	2,276
Changes in operating assets and liabilities, net of acquisitions	$(4,546)	$(4,426)

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

Supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for interest	$19,920	$12,491
Cash paid (refunded) for income taxes, net	1,619	(2)

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Six Months Ended June 30,
	2023	2022
Accrued capital expenditures	$1,485	$1,226
Lease liabilities arising from obtaining right-of-use assets	5,790	9,182
Accretion of preferred membership interests	1,216	563

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
•
Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three and six months ended June 30, 2023 and 2022 and non-GAAP financial measures.
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

Significant Factors Affecting our Profitability

The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit

The prices paid to our motor fuel suppliers for wholesale motor fuel (which affects our cost of sales) are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations. For approximately 60% of gallons sold, we receive a per gallon rate equal to the posted rack price, less any applicable discounts, plus transportation costs, taxes and a fixed rate per gallon of motor fuel. The remaining gallons are either retail sales or wholesale DTW contracts that provide for variable, market-based pricing.

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

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenues	$1,145,396	$1,475,033	$2,161,555	$2,568,244
Costs of sales	1,047,672	1,386,088	1,981,772	2,400,469
Gross profit	97,724	88,945	179,783	167,775

Operating expenses:
Operating expenses	49,798	42,216	95,421	84,325
General and administrative expenses	7,475	5,680	13,214	12,163
Depreciation, amortization and accretion expense	19,298	19,919	39,118	40,194
Total operating expenses	76,571	67,815	147,753	136,682
Gain (loss) on dispositions and lease terminations, net	6,700	(58)	4,933	(302)
Operating income	27,853	21,072	36,963	30,791
Other income, net	163	102	424	232
Interest expense	(10,683)	(7,321)	(22,695)	(13,982)
Income before income taxes	17,333	13,853	14,692	17,041
Income tax expense (benefit)	2,797	(113)	1,135	(1,972)
Net income	14,536	13,966	13,557	19,013
Accretion of preferred membership interests	615	563	1,216	563
Net income available to limited partners	$13,921	$13,403	$12,341	$18,450

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Operating revenues decreased $330 million (22%) and gross profit increased $8.8 million (10%). Significant items impacting these results were:

Operating revenues

•
A $216 million (26%) decrease in our wholesale segment revenues primarily attributable to a 32% decrease in the average daily spot price of WTI crude oil to $73.54 per barrel for the second quarter of 2023, compared to $108.83 per barrel for the second quarter of 2022. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Volume increased 2% primarily due to the volume generated by the acquisition of assets from CSS, partially offset by the net loss of independent dealer contracts and the conversion of lessee dealer sites to company operated sites.
•
A $114 million (17%) decrease in our retail segment revenues primarily attributable to a 23% decrease in the average retail fuel price from the second quarter of 2022 to the second quarter of 2023 due to the decrease in wholesale motor fuel prices as noted above. Volume increased 2% due primarily to an increase in site count due to the conversion of lessee dealer sites to company operated sites. Lastly, merchandise revenues increased $9.7 million (13%) driven by an increase in the company operated site count due to the conversion of lessee dealer and commission agent sites to company operated sites and stronger performance in the base business.

Cost of sales

Cost of sales decreased $338 million (24%), which was a result of the decrease in wholesale motor fuel prices, partially offset by the increase in merchandise cost of sales driven by the conversion of lessee dealer and commission agent sites to company operated sites discussed above.

Gross profit

Gross profit increased $8.8 million (10%), which was primarily driven by increases in motor fuel and merchandise gross profit within our retail segment. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses increased $1.8 million (32%) primarily driven by a $1.0 million increase in acquisition-related costs largely related to the conversion of lessee dealer and commission agent sites to company operated sites, as well as higher equity compensation expense and legal fees.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense decreased $0.6 million (3%) primarily due to assets becoming fully depreciated.

Gain (loss) on dispositions and lease terminations, net

During the three months ended June 30, 2023, we recorded a $6.1 million net gain in connection with our ongoing real estate rationalization effort and a $0.6 million net gain on lease terminations and asset disposals.

During the three months ended June 30, 2022, we recorded net losses on lease terminations and asset disposals, partially offset by a $0.5 million net gain in connection with our ongoing real estate rationalization effort.

Interest expense

Interest expense increased $3.4 million (46%), primarily due to a $3.7 million increase in interest expense (net of the impact of the interest rate swaps) driven by the increase in interest rates.

Income tax expense (benefit)

We recorded income tax expense (benefit) of $2.8 million and $(0.1) million for the three months ended June 30, 2023 and 2022, respectively, driven by income generated (losses incurred) by our taxable subsidiaries.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Operating revenues decreased $407 million (16%) and gross profit increased $12.0 million (7%). Significant items impacting these results were:

Operating revenues

•
A $277 million (20%) decrease in our wholesale segment revenues primarily attributable to a 36% decrease in the average daily spot price of WTI crude oil to $74.73 per barrel for the six months ended June 30, 2023 compared to $102.01 per barrel for the six months ended June 30, 2022. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Volume increased slightly due to the volume generated by the acquisition of assets from CSS, partially offset by the net loss of independent dealer contracts and the conversion of lessee dealer sites to company operated sites.
•
A $129 million (11%) decrease in our retail segment revenues primarily attributable to a 16% decrease in the average retail fuel price for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to the decrease in wholesale motor fuel prices as noted above. Volume increased 2% due primarily to an increase in site count due to the conversion of lessee dealer sites to company operated sites. Lastly, merchandise revenues increased $12.7 million (9%) driven by an increase in the company operated site count due to the conversion of lessee dealer and commission agent sites to company operated sites and stronger performance in the base business.

Cost of sales

Cost of sales decreased $419 million (17%), which was a result of the decrease in wholesale motor fuel prices, partially offset by the increase in merchandise cost of sales driven by the conversion of lessee dealer and commission agent sites to company operated sites discussed above.

Gross profit

Gross profit increased $12.0 million (7%), which was primarily driven by increases in motor fuel and merchandise gross profit within our retail segment. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses increased $1.1 million (9%) primarily driven by a $0.4 million increase in acquisition-related costs largely related to the conversion of lessee dealer and commission agent sites to company operated sites, as well as higher legal fees.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense decreased $1.1 million (3%) primarily driven by lower impairment charges during the six months ended June 30, 2023 as compared to the same period of 2022 as well as assets becoming fully depreciated.

Gain (loss) on dispositions and lease terminations, net

During the six months ended June 30, 2023, we recorded a $6.2 million net gain in connection with our ongoing real estate rationalization effort and a $1.3 million net loss on lease terminations and asset disposals.

During the six months ended June 30, 2022, we recorded net losses on lease terminations and asset disposals, partially offset by a $0.9 million gain in connection with our ongoing real estate rationalization effort.

Interest expense

Interest expense increased $8.7 million (62%), primarily due to a $7.9 million increase in interest expense (net of the impact of the interest rate swaps) driven by the increase in interest rates. In addition, we wrote off $1.1 million in deferred financing costs in the first quarter of 2023 as a result of the amendment and restatement of the CAPL Credit Facility and termination of the JKM Credit Facility.

Income tax benefit

We recorded income tax expense (benefit) of $1.1 million and $(2.0) million for the six months ended June 30, 2023 and 2022, respectively, driven by income generated (losses incurred) by our taxable subsidiaries.

Segment Results

We present the results of operations of our segments consistent with how our management views the business.

See Note 14 to the financial statements for information regarding a change in our segment reporting. We have recast the results of our segments for the three and six months ended June 30, 2022 to be consistent with our new segment reporting.

Wholesale

The following table highlights the results of operations and certain operating metrics of our wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross profit:
Motor fuel gross profit	$17,933	$19,034	$34,641	$35,218
Rent gross profit	12,602	12,646	25,857	24,985
Other revenues	1,164	1,807	2,411	3,593
Total gross profit	31,699	33,487	62,909	63,796
Operating expenses	(9,924)	(9,329)	(19,465)	(18,045)
Operating income	$21,775	$24,158	$43,444	$45,751

Motor fuel distribution sites (end of period): (a)
Independent dealers (b)	641	637	641	637
Lessee dealers (c)	586	645	586	645
Total motor fuel distribution sites	1,227	1,282	1,227	1,282

Average motor fuel distribution sites	1,236	1,289	1,253	1,295

Volume of gallons distributed	218,131	214,413	419,992	418,328

Margin per gallon	$0.082	$0.089	$0.082	$0.084

(a)
In addition, we distributed motor fuel to sub-wholesalers who distributed to additional sites.
(b)
The increase in the independent dealer site count was primarily attributable to the acquisition of assets from CSS and the ongoing real estate rationalization effort, partially offset by the net loss of contracts.
(c)
The decrease in the lessee dealer site count was primarily attributable to the conversion of certain lessee dealer sites to company operated sites and our real estate rationalization effort.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Gross profit decreased $1.8 million (5%) and operating income decreased $2.4 million (10%). These results were impacted by:

Motor fuel gross profit

The $1.1 million decrease (6%) in motor fuel gross profit was primarily driven by a 7% decrease in our average fuel margin per gallon as compared to the same period of 2022 driven by lower terms discounts due to lower crude oil prices, partially offset by better sourcing costs as a result of brand consolidation and other initiatives. The average spot price of WTI crude oil decreased 32% from $108.83 per barrel for the second quarter of 2022 to $73.54 per barrel for the second quarter of 2023. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Volume increased 2% primarily due to the volume generated by the acquisition of assets from CSS, partially offset by the net loss of independent dealer contracts and the conversion of lessee dealer sites to company operated sites.

Rent gross profit

Rent gross profit was flat for the second quarter of 2023 compared to the same period of 2022 primarily due to $0.6 million of rent increases from our customers as well as the reopening of closed sites, offset by a $0.6 million decrease in rent gross profit due to the conversion of lessee dealer sites to company operated sites.

Other revenues

Other revenues decreased $0.6 million (36%) due primarily to lower dealer contract termination fees.

Operating expenses

Operating expenses increased $0.6 million (6%), primarily as a result of higher maintenance costs and management fees.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Gross profit decreased $0.9 million (1%) and operating income decreased $2.3 million (5%). These results were impacted by:

Motor fuel gross profit

The $0.6 million (2%) decrease in motor fuel gross profit was primarily driven by a 2% decrease in our average fuel margin per gallon as compared to the same period of 2022 driven by lower terms discounts due to lower crude oil prices, partially offset by better sourcing costs as a result of brand consolidation and other initiatives. The average spot price of WTI crude oil decreased 36% from $102.01 per barrel for the six months ended June 30, 2022 to $74.73 per barrel for the six months ended June 30, 2023. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Volume increased slightly due to the volume generated by the acquisition of assets from CSS, partially offset by the net loss of independent dealer contracts and the conversion of lessee dealer sites to company operated sites.

Rent gross profit

The $0.9 million (3%) increase in rent gross profit was primarily driven by $1.6 million of rent increases from our customers as well as the reopening of closed sites, partially offset by a $0.7 million decrease in rent gross profit due to the conversion of lessee dealer sites to company operated sites.

Other revenues

Other revenues decreased $1.2 million (33%) due primarily to lower dealer contract termination fees.

Operating expenses

Operating expenses increased $1.4 million (8%), primarily as a result of higher maintenance costs and management fees.

Retail

The following table highlights the results of operations and certain operating metrics of our retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands, except for the number of retail sites and per gallon amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross profit:
Motor fuel	$35,737	$29,841	$62,497	$56,145
Merchandise	24,232	20,165	42,355	36,847
Rent	2,263	2,258	4,774	4,705
Other revenue	3,793	3,194	7,248	6,282
Total gross profit	66,025	55,458	116,874	103,979
Operating expenses	(39,874)	(32,887)	(75,956)	(66,280)
Operating income	$26,151	$22,571	$40,918	$37,699

Retail sites (end of period):
Company operated retail sites (a)	292	253	292	253
Commission agents (b)	190	199	190	199
Total retail segment sites	482	452	482	452

Total retail segment statistics:
Volume of gallons sold	130,804	128,815	249,889	244,855
Average retail fuel sites	477	454	468	454
Margin per gallon, before deducting credit card fees and commissions	0.370	0.340	0.345	0.330

Company operated site statistics:
Average retail fuel sites	286	254	273	254
Margin per gallon, before deducting credit card fees	$0.394	$0.350	$0.369	$0.339
Merchandise gross profit percentage	29.0%	27.3%	28.4%	27.0%

Commission site statistics:
Average retail fuel sites	191	200	195	200
Margin per gallon, before deducting credit card fees and commissions	$0.320	$0.320	$0.297	$0.312

(a)
The increase in the company operated site count was primarily attributable to the conversion of certain lessee dealer and commission agent sites to company operated sites, largely during the second quarter of 2023.
(b)
The decrease in the commission agent site count was primarily attributable to the conversion of certain commission agent sites to company operated sites.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Gross profit increased $10.6 million (19%) and operating income increased $3.6 million (16%). These results were impacted by:

Gross profit

•
Our motor fuel gross profit increased $5.9 million (20%) attributable to an 18% increase in margin per gallon for the three months ended June 30, 2023, as compared to the same period in 2022. Volume increased 2% due primarily to an increase in site count due to the conversion of lessee dealer sites to company operated sites.
•
Our merchandise gross profit and other revenues increased $4.1 million (20%) and $0.6 million (19%), respectively, driven by an increase in the company operated site count due to the conversion of lessee dealer and commission agent sites to company operated sites as well as an increase in sales and margin percentage in our base business.

Operating expenses

Operating expenses increased $7.0 million (21%) driven by an increase in the company operated site count due to the conversion of lessee dealer and commission agent sites to company operated sites. In addition, store labor increased, in part due to expanding hours of operation at many of our company operated sites. Lastly, many other cost categories increased due primarily to inflation.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Gross profit increased $12.9 million (12%) and operating income increased $3.2 million (9%). These results were impacted by:

Gross profit

•
Our motor fuel gross profit increased $6.4 million (11%) attributable to a 9% increase in margin per gallon for the six months ended June 30, 2023 as compared to the same period of 2022. Volume increased 2% due primarily to an increase in site count due to the conversion of lessee dealer sites to company operated sites.
•
Our merchandise gross profit and other revenues increased $5.5 million (15%) and $1.0 million (15%), respectively, driven by an increase in the company operated site count due to the conversion of lessee dealer and commission agent sites to company operated sites as well as an increase in sales and margin percentage in our base business.

Operating expenses

Operating expenses increased $9.7 million (15%) driven by an increase in the company operated site count due to the conversion of lessee dealer and commission agent sites to company operated sites. In addition, store labor increased, in part due to expanding hours of operation at many of our company operated sites. Lastly, many other cost categories increased due primarily to inflation.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (a)	$14,536	$13,966	$13,557	$19,013
Interest expense	10,683	7,321	22,695	13,982
Income tax expense (benefit)	2,797	(113)	1,135	(1,972)
Depreciation, amortization and accretion expense	19,298	19,919	39,118	40,194
EBITDA	47,314	41,093	76,505	71,217
Equity-based employee and director compensation expense	562	222	1,123	954
(Gain) loss on dispositions and lease terminations, net	(6,700)	58	(4,933)	302
Acquisition-related costs (b)	1,022	10	1,241	878
Adjusted EBITDA	42,198	41,383	73,936	73,351
Cash interest expense	(10,207)	(6,631)	(20,370)	(12,612)
Sustaining capital expenditures (c)	(1,436)	(1,663)	(3,485)	(3,217)
Current income tax expense	(160)	(678)	(554)	(863)
Distributable Cash Flow	$30,395	$32,411	$49,527	$56,659
Distributions paid	19,925	19,904	39,843	39,800
Distribution Coverage Ratio (a)	1.53x	1.63x	1.24x	1.42x

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

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$47,263	$54,659
Net cash used in investing activities	(6,688)	(14,429)
Net cash used in financing activities	(52,138)	(44,306)

Operating Activities

Net cash provided by operating activities decreased $7.4 million for the six months ended June 30, 2023 compared to the same period in 2022, primarily attributable to an increase in interest expense driven by higher interest rates.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as well as operating lease obligations as compared to the shorter settlement of receivables for fuel and rent.

Investing Activities

We incurred capital expenditures of $11.3 million and $16.4 million for the six months ended June 30, 2023 and 2022, respectively. The decrease was largely driven by the reduction of rebranding of sites including the sites acquired from 7-Eleven. We paid $1.9 million during the six months ended June 30, 2022 in connection with the closing of the final three sites acquired from 7-Eleven. We received $4.5 million and $3.8 million in proceeds primarily from the sale of sites in connection with our real estate rationalization effort for the six months ended June 30, 2023 and 2022, respectively.

Financing Activities

We paid $40.1 million and $39.9 million in distributions for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, respectively, we made total net repayments on our credit facilities of $3.6 million and $27.5 million. We received $24.4 million in net proceeds from the issuance of preferred membership interests during the six months ended June 30, 2022. We paid $7.0 million of deferred financing costs in connection with amending and restating the CAPL Credit Facility and terminating the JKM Credit Facility in the first quarter of 2023.

Distributions

Distribution activity for 2023 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2022	February 3, 2023	February 10, 2023	$0.5250	$19,918
March 31, 2023	May 3, 2023	May 10, 2023	0.5250	19,925
June 30, 2023	August 4, 2023	August 11, 2023	0.5250	19,935

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Debt

As of June 30, 2023, our debt and finance lease obligations consisted of the following (in thousands):

CAPL Credit Facility	$761,491
Finance lease obligations	12,537
Total debt and finance lease obligations	774,028
Current portion	2,985
Noncurrent portion	771,043
Deferred financing costs, net	10,979
Noncurrent portion, net of deferred financing costs	$760,064

See Note 7 to the financial statements for information regarding the amendment and restatement of the CAPL Credit Facility and the termination of the JKM Credit Facility.

Taking the interest rate swap contracts into account, our effective interest rate on our CAPL Credit Facility at June 30, 2023 was 5.1% (our applicable margin was 2.25% as of June 30, 2023). Letters of credit outstanding at June 30, 2023 totaled $4.5 million.

The amount of availability under our CAPL Credit Facility at August 3, 2023, after taking into consideration debt covenant restrictions, was $166 million.

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

The following table outlines our capital expenditures (in thousands):

	Six Months Ended June 30,
	2023	2022
Sustaining capital	$3,485	$3,217
Growth	7,843	13,186
Acquisitions	—	1,885
Total capital expenditures and acquisitions	$11,328	$18,288

Growth capital expenditures decreased primarily due the decrease of rebranding of certain sites, including the sites acquired from 7-Eleven.

A significant portion of our growth capital expenditures are discretionary and we regularly review our capital plans in light of anticipated proceeds from sales of sites.

Concentration of Customers

For the six months ended June 30, 2023 and 2022, respectively, approximately 18% and 21% of our rent income was from two multi-site operators.

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

Interest Rate Risk

As of June 30, 2023, we had $761.5 million outstanding on our CAPL Credit Facility. Our outstanding borrowings bear interest at SOFR plus an applicable margin, which was 2.25% at June 30, 2023.

See Note 8 to the financial statements for information regarding the amendment of our three existing interest rate swap contracts and the entry into four additional interest rate swap contracts.

Taking all of these interest rate swap contracts into account, our effective interest rate on our CAPL Credit Facility at June 30, 2023 was 5.1%. A one percentage point change in SOFR would impact annual interest expense by approximately $2.6 million.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 7, 2023