Form 10-Q
period 2023-09-30
CrossAmerica Partners LP
filed 2023-11-08
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, the registrant had outstanding 37,970,720 common units.

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

TopStar	TopStar Inc., an entity affiliated with a family member of Joseph V. Topper, Jr. TopStar is an operator of convenience stores that leases retail sites and purchases fuel from us.

Other Defined Terms:

7-Eleven	7-Eleven, Inc.

ASC	Accounting Standards Codification

AOCI	Accumulated other comprehensive income

ASU	Accounting Standards Update

Board	Board of Directors of our General Partner

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$5,790	$16,054
Accounts receivable, net of allowances of $718 and $686, respectively	38,735	30,825
Accounts receivable from related parties	445	743
Inventory	53,609	47,307
Assets held for sale	1,135	983
Current portion of interest rate swap contracts	12,691	13,827
Other current assets	10,856	8,667
Total current assets	123,261	118,406
Property and equipment, net	706,409	728,379
Right-of-use assets, net	153,246	164,942
Intangible assets, net	98,618	113,919
Goodwill	99,409	99,409
Interest rate swap contracts, less current portion	9,301	3,401
Other assets	26,983	26,142
Total assets	$1,217,227	$1,254,598

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$3,034	$11,151
Current portion of operating lease obligations	35,085	35,345
Accounts payable	80,216	77,048
Accounts payable to related parties	10,098	7,798
Accrued expenses and other current liabilities	27,577	23,144
Motor fuel and sales taxes payable	21,187	20,813
Total current liabilities	177,197	175,299
Debt and finance lease obligations, less current portion	760,688	761,638
Operating lease obligations, less current portion	123,491	135,220
Deferred tax liabilities, net	11,733	10,588
Asset retirement obligations	47,506	46,431
Other long-term liabilities	47,299	46,289
Total liabilities	1,167,914	1,175,465

Commitments and contingencies

Preferred membership interests	27,101	26,156

Equity:
Common units— 37,970,720 and 37,937,604 units issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,233	36,508
Accumulated other comprehensive income	20,979	16,469
Total equity	22,212	52,977
Total liabilities and equity	$1,217,227	$1,254,598

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except unit and per unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenues (a)	$1,210,023	$1,274,407	$3,371,578	$3,842,651
Costs of sales (b)	1,109,583	1,159,677	3,091,355	3,560,146
Gross profit	100,440	114,730	280,223	282,505

Operating expenses:
Operating expenses (c)	50,609	46,845	146,030	131,170
General and administrative expenses	6,877	6,599	20,091	18,762
Depreciation, amortization and accretion expense	19,096	21,329	58,214	61,523
Total operating expenses	76,582	74,773	224,335	211,455
Gain (loss) on dispositions and lease terminations, net	287	(318)	5,220	(620)
Operating income	24,145	39,639	61,108	70,430
Other income, net	174	120	598	352
Interest expense	(10,559)	(8,351)	(33,254)	(22,333)
Income before income taxes	13,760	31,408	28,452	48,449
Income tax expense	1,468	3,815	2,603	1,843
Net income	12,292	27,593	25,849	46,606
Accretion of preferred membership interests	629	575	1,845	1,138
Net income available to limited partners	$11,663	$27,018	$24,004	$45,468

Earnings per common unit
Basic	$0.31	$0.71	$0.63	$1.20
Diluted	$0.31	$0.71	$0.63	$1.20

Weighted-average common units:
Basic	37,966,474	37,925,082	37,953,348	37,912,737
Diluted	38,139,258	39,037,660	38,126,392	37,950,362

Supplemental information:
(a) includes excise taxes of:	$76,991	$66,129	$223,066	$204,588
(a) includes rent income of:	20,137	21,260	61,980	62,736
(b) excludes depreciation, amortization and accretion
(b) includes rent expense of:	5,679	5,906	16,891	17,692
(c) includes rent expense of:	3,957	4,012	11,666	11,521

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$25,849	$46,606
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion expense	58,214	61,523
Amortization of deferred financing costs	2,806	2,053
Credit loss expense	37	139
Deferred income tax expense (benefit)	1,145	(677)
Equity-based employee and director compensation expense	2,084	1,608
(Gain) loss on dispositions and lease terminations, net	(5,220)	620
Changes in operating assets and liabilities, net of acquisitions	(5,926)	14,588
Net cash provided by operating activities	78,989	126,460

Cash flows from investing activities:
Principal payments received on notes receivable	162	102
Proceeds from sale of assets	4,983	4,398
Capital expenditures	(21,680)	(26,784)
Cash paid in connection with acquisitions, net of cash acquired	—	(1,885)
Net cash used in investing activities	(16,535)	(24,169)

Cash flows from financing activities:
Borrowings under revolving credit facilities	221,900	64,600
Repayments on revolving credit facilities	(65,537)	(101,815)
Borrowings under the Term Loan Facility	—	1,120
Repayments on the Term Loan Facility	(158,980)	(24,600)
Net proceeds from issuance of preferred membership interests	—	24,430
Payments of finance lease obligations	(2,150)	(2,030)
Payments of deferred financing costs	(7,106)	(6)
Distributions paid on distribution equivalent rights	(168)	(137)
Income tax distributions paid on preferred membership interests	(900)	—
Distributions paid on common units	(59,777)	(59,713)
Net cash used in financing activities	(72,718)	(98,151)
Net (decrease) increase in cash and cash equivalents	(10,264)	4,140

Cash and cash equivalents at beginning of period	16,054	7,648
Cash and cash equivalents at end of period	$5,790	$11,788

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

(Unaudited)

	Limited Partners' Interest Common Unitholders		AOCI	Total Equity
	Units	Dollars	Dollars	Dollars
Balance at June 30, 2023	37,952,950	$9,217	$19,127	$28,344
Net income	—	12,292	—	12,292
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	6,584	6,584
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(4,732)	(4,732)
Total other comprehensive income	—	—	1,852	1,852
Comprehensive income	—	12,292	1,852	14,144
Vesting of equity awards, net of units withheld for taxes	17,770	344	—	344
Accretion of preferred membership interests	—	(629)	—	(629)
Distributions paid	—	(19,991)	—	(19,991)
Balance at September 30, 2023	37,970,720	$1,233	$20,979	$22,212

Balance at June 30, 2022	37,912,710	$32,412	$13,682	$46,094
Net income	—	27,593	—	27,593
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	4,992	4,992
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(1,372)	(1,372)
Total other comprehensive income	—	—	3,620	3,620
Comprehensive income	—	27,593	3,620	31,213
Vesting of equity awards, net of units withheld for tax	16,260	338	—	338
Accretion of preferred membership interests	—	(575)	—	(575)
Distributions paid	—	(19,957)	—	(19,957)
Balance at September 30, 2022	37,928,970	$39,811	$17,302	$57,113

Balance at December 31, 2022	37,937,604	$36,508	$16,469	$52,977
Net income	—	25,849	—	25,849
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	16,619	16,619
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(12,109)	(12,109)
Total other comprehensive income	—	—	4,510	4,510
Comprehensive income	—	25,849	4,510	30,359
Issuance of units related to 2022 Bonus Plan	15,346	322	—	322
Vesting of equity awards, net of units withheld for taxes	17,770	344	—	344
Accretion of preferred membership interests	—	(1,845)	—	(1,845)
Distributions paid	—	(59,945)	—	(59,945)
Balance at September 30, 2023	37,970,720	$1,233	$20,979	$22,212

Balance at December 31, 2021	37,896,556	$53,528	$3,030	$56,558
Net income	—	46,606	—	46,606
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	15,689	15,689
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(1,417)	(1,417)
Total other comprehensive income	—	—	14,272	14,272
Comprehensive income	—	46,606	14,272	60,878
Vesting of equity awards, net of units withheld for tax	16,260	338	—	338
Issuance of units related to 2021 Bonus Plan	16,154	327	—	327
Accretion of preferred membership interests	—	(1,138)	—	(1,138)
Distributions paid	—	(59,850)	—	(59,850)
Balance at September 30, 2022	37,928,970	$39,811	$17,302	$57,113

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

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2022 has been derived from our audited financial statements and notes thereto as of that date.

Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration Risk

For the nine months ended September 30, 2023 and 2022, respectively, our wholesale business purchased approximately 80% and 81% of its motor fuel from four suppliers. Approximately 23% of our motor fuel gallons sold for each of the nine months ended September 30, 2023 and 2022, were delivered by two carriers.

For the nine months ended September 30, 2023 and 2022, respectively, approximately 18% and 20% of our rent income was from two multi-site operators.

For the nine months ended September 30, 2023 and 2022, respectively, approximately 47% and 49% of our merchandise was purchased from one supplier.

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

Note 3. ASSETS HELD FOR SALE

We have classified four sites and three sites as held for sale at September 30, 2023 and December 31, 2022, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	September 30,	December 31,
	2023	2022
Land	$798	$758
Buildings and site improvements	713	457
Equipment	1,077	333
Total	2,588	1,548
Less accumulated depreciation	(1,453)	(565)
Assets held for sale	$1,135	$983

The Partnership has continued to focus on divesting lower performing assets. During the three and nine months ended September 30, 2023, we sold one and eight properties for $0.1 million and $8.3 million in proceeds, resulting in net gains of an insignificant amount and $6.3 million, respectively. The proceeds for the nine months ended September 30, 2023 includes $3.6 million of proceeds that were initially placed in a Section 1031 exchange escrow account. During the three and nine months ended September 30, 2022, we sold one and ten properties for $0.2 million and $4.0 million in proceeds, resulting in net gains of an insignificant amount and $0.9 million, respectively.

See Note 5 for information regarding impairment charges primarily recorded upon classifying sites within assets held for sale.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. INVENTORY

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Retail site merchandise	$26,743	$22,654
Motor fuel	26,866	24,653
Inventory	$53,609	$47,307

See Note 14 for information regarding the conversion of lessee dealer sites to company operated sites, which caused a significant portion of the increase in retail site merchandise.

Note 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Land	$324,816	$323,882
Buildings and site improvements	362,515	360,542
Leasehold improvements	16,231	15,312
Equipment	343,716	334,324
Construction in progress	9,530	6,514
Property and equipment, at cost	1,056,808	1,040,574
Accumulated depreciation and amortization	(350,399)	(312,195)
Property and equipment, net	$706,409	$728,379

We recorded impairment charges of an insignificant amount and $1.6 million during the three months ended September 30, 2023 and 2022 and $0.8 million and $2.7 million during the nine months ended September 30, 2023 and 2022, respectively, included within depreciation, amortization and accretion expenses on the statements of operations. These impairment charges were primarily related to sites initially classified within assets held for sale in connection with our ongoing real estate rationalization effort.

Note 6. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	September 30, 2023			December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$232,932	$135,825	$97,107	$232,932	$120,168	$112,764
Trademarks/licenses	2,078	734	1,344	2,208	1,250	958
Covenant not to compete	200	33	167	650	453	197
Total intangible assets	$235,210	$136,592	$98,618	$235,790	$121,871	$113,919

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. DEBT

Our balances for long-term debt and finance lease obligations were as follows (in thousands):

	September 30,	December 31,
	2023	2022
CAPL Credit Facility	$762,500	$606,137
JKM Credit Facility	—	158,980
Finance lease obligations	11,804	13,954
Total debt and finance lease obligations	774,304	779,071
Current portion	3,034	11,151
Noncurrent portion	771,270	767,920
Deferred financing costs, net	10,582	6,282
Noncurrent portion, net of deferred financing costs	$760,688	$761,638

As of September 30, 2023, future principal payments on debt and future minimum rental payments on finance lease obligations were as follows (in thousands):

	Debt	Finance Lease Obligations	Total
Remaining in 2023	$—	$833	$833
2024	—	3,396	3,396
2025	—	3,495	3,495
2026	—	3,596	3,596
2027	—	1,210	1,210
2028	762,500	—	762,500
Total future payments	762,500	12,530	775,030
Less impact of discounting	—	726	726
	762,500	11,804	774,304
Current portion	—	3,034	3,034
Long-term portion	$762,500	$8,770	$771,270

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Taking the interest rate swap contracts described in Note 8 into account, our effective interest rate on our CAPL Credit Facility at September 30, 2023 was 4.9% (our applicable margin was 2.00% as of September 30, 2023). See Note 8 for information regarding additional interest rate swap contracts entered into in April 2023.

Letters of credit outstanding at September 30, 2023 and December 31, 2022 totaled $4.5 million and $4.6 million, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2023, we were in compliance with our financial covenants under the CAPL Credit Facility. The amount of availability under the CAPL Credit Facility at September 30, 2023, after taking into consideration debt covenant restrictions, was $158 million.

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

The fair value of these interest rate swap contracts totaled $22.0 million and $17.2 million at September 30, 2023 and December 31, 2022, respectively. See Note 11 for additional information on the fair value of the interest rate swap contracts.

We report the unrealized gains and losses on our interest rate swap contracts designated as highly effective cash flow hedges as a component of other comprehensive income and reclassify such gains and losses into earnings in the same period during which the hedged interest expense is recorded. We recognized a net realized gain from settlements of the interest rate swap contracts of $4.7 million and $1.4 million for the three months ended September 30, 2023 and 2022 and $12.1 million and $1.4 million for the nine months ended September 30, 2023 and 2022, respectively.

We currently estimate that a gain of $12.7 million will be reclassified from accumulated other comprehensive income into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Note 9. RELATED-PARTY TRANSACTIONS

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from TopStar, an entity affiliated with the Topper Group, were $13.7 million and $18.6 million for the three months ended September 30, 2023 and 2022 and $38.6 million and $58.4 million for the nine months ended September 30, 2023 and 2022, respectively. Accounts receivable from TopStar was $0.4 million at September 30, 2023 and $0.7 million at December 31, 2022.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CrossAmerica leases real estate from the Topper Group. Rent expense under these lease agreements was $2.6 million for each of the three months ended September 30, 2023 and 2022 and $7.8 million and $7.5 million for the nine months ended September 30, 2023 and 2022, respectively.

Omnibus Agreement

We incurred expenses under the Omnibus Agreement, including costs for store level personnel at our company operated sites, totaling $26.0 million and $22.4 million for the three months ended September 30, 2023 and 2022 and $73.6 million and $62.9 million for the nine months ended September 30, 2023 and 2022, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statements of operations. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Omnibus Agreement totaled $8.3 million and $6.1 million at September 30, 2023 and December 31, 2022, respectively.

Common Unit Distributions and Other Equity Transactions

We distributed $7.7 million to the Topper Group related to its ownership of our common units during each of the three months ended September 30, 2023 and 2022 and $23.1 million and $23.0 million for the nine months ended September 30, 2023 and 2022, respectively.

We distributed $2.6 million to affiliates of John B. Reilly, III related to their ownership of our common units during each of the three months ended September 30, 2023 and 2022 and $7.9 million for each of the nine months ended September 30, 2023 and 2022.

We recorded accretion on the preferred membership interests issued in March 2022 to related parties of $0.6 million for each of the three months ended September 30, 2023 and 2022 and $1.8 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively. We paid income tax distributions related to the preferred membership interests totaling $0.8 million and $0.9 million for the three and nine months ended September 30, 2023, respectively.

Maintenance and Environmental Costs

Certain maintenance and environmental remediation activities are performed by an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.7 million for each of the three months ended September 30, 2023 and 2022 and $2.0 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively. Accounts payable to this related party amounted to $0.2 million and $0.3 million at September 30, 2023 and December 31, 2022, respectively.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board. Merchandise costs amounted to $5.5 million and $6.2 million for the three months ended September 30, 2023 and 2022 and $15.6 million and $16.1 million for the nine months ended September 30, 2023 and 2022, respectively. Amounts payable to this related party amounted to $1.6 million and $1.4 million at September 30, 2023 and December 31, 2022, respectively.

Vehicle Lease

In connection with the services rendered under the Omnibus Agreement, we lease certain vehicles from an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. Lease expense was an insignificant amount for each of the three months ended September 30, 2023 and 2022 and $0.1 million for each of the nine months ended September 30, 2023 and 2022.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We lease office space from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $0.2 million and $0.3 million for the three months ended September 30, 2023 and 2022 and $0.7 million for each of the nine months ended September 30, 2023 and 2022.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Public Relations and Website Consulting Services

We have engaged a company affiliated with John B. Reilly, III, member of the Board, for public relations and website consulting services. The cost of these services was insignificant for the three and nine months ended September 30, 2023 and 2022.

Note 10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. In the event we fail to purchase the required minimum volume for a given contractual period, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. We did not incur any significant penalties during the nine months ended September 30, 2023 or 2022.

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

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $7.3 million and $7.5 million at September 30, 2023 and December 31, 2022, respectively. Indemnification assets related to third-party escrow funds, state funds or insurance recorded on the balance sheet within other current assets and other noncurrent assets totaled $5.1 million and $5.2 million at September 30, 2023 and December 31, 2022, respectively. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of September 30, 2023 and December 31, 2022 due to the short-term maturity of these instruments. The fair value of borrowings under the CAPL Credit Facility approximated its carrying value as of September 30, 2023 and December 31, 2022 due to the frequency with which interest rates are reset and the consistency of the market spread.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded income tax expense of $1.5 million and $3.8 million for the three months ended September 30, 2023 and 2022 and $2.6 million and $1.8 million for the nine months ended September 30, 2023 and 2022, respectively, as a result of the income generated (losses incurred) by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only LGWS and Joe’s Kwik Marts are subject to income tax.

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

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per limited partner unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Distributions paid on common units	$19,934	$19,913	$59,777	$59,713
Allocation of distributions in excess of net income	(8,271)	7,105	(35,773)	(14,245)
Limited partners’ interest in net income - basic	11,663	27,018	24,004	45,468
Accretion of preferred membership interests	—	575	—	—
Limited partners’ interest in net income - diluted	$11,663	$27,593	$24,004	$45,468
Denominator:
Weighted-average common units outstanding - basic	37,966,474	37,925,082	37,953,348	37,912,737
Adjustment for phantom and phantom performance units (a)	172,784	35,809	173,044	37,625
Adjustment for preferred membership interests (a)	—	1,076,769	—	—
Weighted-average common units outstanding - diluted	38,139,258	39,037,660	38,126,392	37,950,362
Net income per common unit - basic	$0.31	$0.71	$0.63	$1.20
Net income per common unit - diluted	$0.31	$0.71	$0.63	$1.20

Distributions paid per common unit	$0.5250	$0.5250	$1.5750	$1.5750
Distributions declared (with respect to each respective period) per common unit	$0.5250	$0.5250	$1.5750	$1.5750

(a)
For the three and nine months ended September 30, 2023, 1,176,998 potentially dilutive units related to the preferred membership interests were excluded from the calculation of diluted earnings per unit because including them would have been antidilutive. For the nine months ended September 30, 2022, 729,679 potentially dilutive units related to the preferred membership interests were excluded from the calculation of diluted earnings per unit because including them would have been antidilutive.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions

Distribution activity for 2023 is as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2022	February 3, 2023	February 10, 2023	$0.5250	$19,918
March 31, 2023	May 3, 2023	May 10, 2023	0.5250	19,925
June 30, 2023	August 4, 2023	August 11, 2023	0.5250	19,934
September 30, 2023	November 3, 2023	November 10, 2023	0.5250	19,935

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

We have recast the results of our segments for the three and nine months ended September 30, 2022 to be consistent with our new segment reporting.

During the three and nine months ended September 30, 2023, respectively, we converted one and 35 sites from lessee dealer and independent dealer sites in the wholesale segment to company operated sites in the retail segment.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended September 30, 2023
Revenues from fuel sales to external customers	$616,470	$479,192	$—	$1,095,662
Revenues from food and merchandise sales	—	88,681	—	88,681
Rent income	17,221	2,916	—	20,137
Other revenue	1,642	3,901	—	5,543
Total revenues	$635,333	$574,690	$—	$1,210,023

Operating income (loss)	$23,381	$26,450	$(25,686)	$24,145

Three Months Ended September 30, 2022
Revenues from fuel sales to external customers	$653,905	$518,356	$—	$1,172,261
Revenues from food and merchandise sales	—	76,136	—	76,136
Rent income	18,134	3,126	—	21,260
Other revenue	1,657	3,093	—	4,750
Total revenues	$673,696	$600,711	$—	$1,274,407

Operating income (loss)	$24,046	$43,839	$(28,246)	$39,639

Nine Months Ended September 30, 2023
Revenues from fuel sales to external customers	$1,719,330	$1,337,453	$—	$3,056,783
Revenues from food and merchandise sales	—	237,613	—	237,613
Rent income	52,556	9,424	—	61,980
Other revenue	4,053	11,149	—	15,202
Total revenues	$1,775,939	$1,595,639	$—	$3,371,578

Operating income (loss)	$66,825	$67,368	$(73,085)	$61,108

Nine Months Ended September 30, 2022
Revenues from fuel sales to external customers	$2,032,950	$1,519,923	$—	$3,552,873
Revenues from food and merchandise sales	—	212,417	—	212,417
Rent income	53,450	9,286	—	62,736
Other revenue	5,250	9,375	—	14,625
Total revenues	$2,091,650	$1,751,001	$—	$3,842,651

Operating income (loss)	$69,797	$81,538	$(80,905)	$70,430

Receivables relating to the revenue streams above are as follows (in thousands):

	September 30,	December 31,
	2023	2022
Receivables from fuel and merchandise sales	$36,501	$28,959
Receivables for rent and other lease-related charges	2,679	2,609
Total accounts receivable	$39,180	$31,568

Performance obligations are satisfied as fuel is delivered to the customer and as merchandise is sold to the consumer. Many of our fuel contracts with our customers include minimum purchase volumes measured on a monthly basis, although revenue from such shortfalls is not material. Receivables from fuel are recognized on a per-gallon rate and are generally collected within 10 days of delivery.

The balance of unamortized costs incurred to obtain certain contracts with customers was $10.4 million and $10.9 million at September 30, 2023 and December 31, 2022, respectively. Amortization of such costs is recorded against operating revenues and amounted to $0.5 million for each of the three months ended September 30, 2023 and 2022 and $1.4 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Note 15. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
(Increase) decrease:
Accounts receivable	$(7,555)	$(1,844)
Accounts receivable from related parties	298	286
Inventories	(6,302)	(891)
Other current assets	(4,290)	3,066
Other assets	(98)	(1,785)
Increase (decrease):
Accounts payable	2,776	12,528
Accounts payable to related parties	2,226	739
Accrued expenses and other current liabilities	3,358	1,654
Motor fuel and sales taxes payable	374	(1,805)
Other long-term liabilities	3,287	2,640
Changes in operating assets and liabilities, net of acquisitions	$(5,926)	$14,588

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions.

Supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for interest	$30,073	$20,092
Cash paid (refunded) for income taxes, net	2,119	(3,934)

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2023	2022
Accrued capital expenditures	$641	$1,304
Lease liabilities arising from obtaining right-of-use assets	8,862	12,602
Accretion of preferred membership interests	1,845	1,138

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
•
motor fuel price volatility, including as a result of the conflict in Ukraine or the war between Israel and Hamas;
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
•
Results of Operations—This section provides an analysis of our results of operations, including the results of operations of our business segments, for the three and nine months ended September 30, 2023 and 2022 and non-GAAP financial measures.
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

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenues	$1,210,023	$1,274,407	$3,371,578	$3,842,651
Costs of sales	1,109,583	1,159,677	3,091,355	3,560,146
Gross profit	100,440	114,730	280,223	282,505

Operating expenses:
Operating expenses	50,609	46,845	146,030	131,170
General and administrative expenses	6,877	6,599	20,091	18,762
Depreciation, amortization and accretion expense	19,096	21,329	58,214	61,523
Total operating expenses	76,582	74,773	224,335	211,455
Gain (loss) on dispositions and lease terminations, net	287	(318)	5,220	(620)
Operating income	24,145	39,639	61,108	70,430
Other income, net	174	120	598	352
Interest expense	(10,559)	(8,351)	(33,254)	(22,333)
Income before income taxes	13,760	31,408	28,452	48,449
Income tax expense	1,468	3,815	2,603	1,843
Net income	12,292	27,593	25,849	46,606
Accretion of preferred membership interests	629	575	1,845	1,138
Net income available to limited partners	$11,663	$27,018	$24,004	$45,468

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Operating revenues decreased $64.4 million (5%) and gross profit decreased $14.3 million (12%). Significant items impacting these results were:

Operating revenues

•
A $38.4 million (6%) decrease in our wholesale segment revenues primarily attributable to a 12% decrease in the average daily spot price of WTI crude oil to $82.25 per barrel for the third quarter of 2023, compared to $93.06 per barrel for the third quarter of 2022. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Volume increased 2% primarily due to the volume generated by the acquisition of assets from CSS, partially offset by the net loss of independent dealer contracts and the conversion of lessee dealer sites to company operated sites.
•
A $26.0 million (4%) decrease in our retail segment revenues primarily attributable to an 11% decrease in the average retail fuel price from the third quarter of 2022 to the third quarter of 2023 due to the decrease in wholesale motor fuel prices as noted above. Volume increased 4% due primarily to an increase in site count due to the conversion of lessee dealer sites to company operated sites. Lastly, merchandise revenues increased $12.5 million (16%) driven by an increase in the company operated site count due to the conversion of lessee dealer and commission agent sites to company operated sites and stronger performance in the base business.

Cost of sales

Cost of sales decreased $50.1 million (4%), which was a result of the decrease in wholesale motor fuel prices, partially offset by the increase in merchandise cost of sales driven by the conversion of lessee dealer and commission agent sites to company operated sites discussed above.

Gross profit

Gross profit decreased $14.3 million (12%), which was primarily driven by a decrease in motor fuel gross profit within our retail segment, partially offset by an increase in merchandise gross profit driven by the conversion of lessee dealer and commission agent sites to company operated sites. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses increased $0.3 million (4%) primarily driven by higher equity compensation expense.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense decreased $2.2 million (10%) primarily due to lower impairment charges during the three months ended September 30, 2023 as compared to the same period of 2022.

Interest expense

Interest expense increased $2.2 million (26%), primarily due to a $2.5 million increase in interest expense (net of the impact of the interest rate swaps) driven by the increase in interest rates.

Income tax expense (benefit)

We recorded income tax expense of $1.5 million and $3.8 million for the three months ended September 30, 2023 and 2022, respectively, driven by income generated by our taxable subsidiaries.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Operating revenues decreased $471 million (12%) and gross profit decreased $2.3 million (1%). Significant items impacting these results were:

Operating revenues

•
A $316 million (15%) decrease in our wholesale segment revenues primarily attributable to a 22% decrease in the average daily spot price of WTI crude oil to $77.27 per barrel for the nine months ended September 30, 2023 compared to $98.96 per barrel for the nine months ended September 30, 2022. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Volume increased 1% due to the volume generated by the acquisition of assets from CSS, partially offset by the net loss of independent dealer contracts and the conversion of lessee dealer sites to company operated sites.
•
A $155 million (9%) decrease in our retail segment revenues primarily attributable to a 14% decrease in the average retail fuel price for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to the decrease in wholesale motor fuel prices as noted above. Volume increased 3% due primarily to an increase in site count due to the conversion of lessee dealer sites to company operated sites. Lastly, merchandise revenues increased $25.2 million (12%) driven by an increase in the company operated site count due to the conversion of lessee dealer and commission agent sites to company operated sites and stronger performance in the base business.

Cost of sales

Cost of sales decreased $469 million (13%), which was a result of the decrease in wholesale motor fuel prices, partially offset by the increase in merchandise cost of sales driven by the conversion of lessee dealer and commission agent sites to company operated sites discussed above.

Gross profit

Gross profit decreased $2.3 million (1%), which was primarily driven by a decrease in motor fuel gross profit within our retail segment, partially offset by an increase in merchandise gross profit driven by the conversion of lessee dealer and commission agent sites to company operated sites. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses increased $1.3 million (7%) driven by a $0.4 million increase in acquisition-related costs largely related to the conversion of lessee dealer and commission agent sites to company operated sites, as well as higher equity compensation expense and legal fees.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense decreased $3.3 million (5%) primarily driven by a $1.9 million decrease in impairment charges during the nine months ended September 30, 2023 as compared to the same period of 2022 as well as assets becoming fully depreciated.

Gain (loss) on dispositions and lease terminations, net

During the nine months ended September 30, 2023, we recorded a $6.3 million net gain in connection with our ongoing real estate rationalization effort and a $1.1 million net loss on lease terminations and asset disposals.

During the nine months ended September 30, 2022, we recorded net losses on lease terminations and asset disposals of $1.5 million, partially offset by a $0.9 million net gain in connection with our ongoing real estate rationalization effort.

Interest expense

Interest expense increased $10.9 million (49%), primarily due to a $10.4 million increase in interest expense (net of the impact of the interest rate swaps) driven by the increase in interest rates. In addition, we wrote off $1.1 million in deferred financing costs in the first quarter of 2023 as a result of the amendment and restatement of the CAPL Credit Facility and termination of the JKM Credit Facility.

Income tax benefit

We recorded income tax expense of $2.6 million and $1.8 million for the nine months ended September 30, 2023 and 2022, respectively, driven by income generated by our taxable subsidiaries.

Segment Results

We present the results of operations of our segments consistent with how our management views the business.

See Note 14 to the financial statements for information regarding a change in our segment reporting. We have recast the results of our segments for the three and nine months ended September 30, 2022 to be consistent with our new segment reporting.

Wholesale

The following table highlights the results of operations and certain operating metrics of our wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross profit:
Motor fuel gross profit	$18,786	$19,501	$53,427	$54,719
Rent gross profit	12,424	12,959	38,281	37,944
Other revenues	1,642	1,657	4,053	5,250
Total gross profit	32,852	34,117	95,761	97,913
Operating expenses	(9,471)	(10,071)	(28,936)	(28,116)
Operating income	$23,381	$24,046	$66,825	$69,797

Motor fuel distribution sites (end of period): (a)
Independent dealers (b)	636	623	636	623
Lessee dealers (c)	582	641	582	641
Total motor fuel distribution sites	1,218	1,264	1,218	1,264

Average motor fuel distribution sites	1,222	1,273	1,243	1,288

Volume of gallons distributed	217,348	212,657	637,340	630,985

Margin per gallon	$0.086	$0.092	$0.084	$0.087

(a)
In addition, we distributed motor fuel to sub-wholesalers who distributed to additional sites.
(b)
The increase in the independent dealer site count was primarily attributable to the acquisition of assets from CSS and the ongoing real estate rationalization effort, partially offset by the net loss of contracts.
(c)
The decrease in the lessee dealer site count was primarily attributable to the conversion of certain lessee dealer sites to company operated sites, largely in the second quarter of 2023, and our real estate rationalization effort.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Gross profit decreased $1.3 million (4%) and operating income decreased $0.7 million (3%). These results were impacted by:

Motor fuel gross profit

The $0.7 million decrease (4%) in motor fuel gross profit was primarily driven by a 6% decrease in our average fuel margin per gallon as compared to the same period of 2022 driven by lower terms discounts due to lower crude oil prices, partially offset by better sourcing costs as a result of brand consolidation and other initiatives. The average spot price of WTI crude oil decreased 12% from $93.06 per barrel for the third quarter of 2022 to $82.25 per barrel for the third quarter of 2023. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Volume increased 2% primarily due to the volume generated by the acquisition of assets from CSS, partially offset by the net loss of independent dealer contracts and the conversion of lessee dealer sites to company operated sites.

Rent gross profit

Rent gross profit decreased $0.5 million (4%) for the third quarter of 2023 compared to the same period of 2022, primarily due to a $0.8 million decrease in rent gross profit due to the conversion of lessee dealer sites to company operated sites, partially offset by $0.3 million of rent increases from our customers as well as the reopening of closed sites.

Operating expenses

Operating expenses decreased $0.6 million (6%), primarily as a result of lower maintenance and environmental costs as well as real estate taxes, partially offset by higher management fees.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Gross profit decreased $2.2 million (2%) and operating income decreased $3.0 million (4%). These results were impacted by:

Motor fuel gross profit

The $1.3 million (2%) decrease in motor fuel gross profit was primarily driven by a 3% decrease in our average fuel margin per gallon as compared to the same period of 2022 driven by lower terms discounts due to lower crude oil prices, partially offset by better sourcing costs as a result of brand consolidation and other initiatives. The average spot price of WTI crude oil decreased 22% from $98.96 per barrel for the nine months ended September 30, 2022 to $77.27 per barrel for the nine months ended September 30, 2023. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Volume increased 1% due to the volume generated by the acquisition of assets from CSS, partially offset by the net loss of independent dealer contracts and the conversion of lessee dealer sites to company operated sites.

Rent gross profit

The $0.3 million (1%) increase in rent gross profit was primarily driven by $1.8 million of rent increases from our customers as well as the reopening of closed sites, partially offset by a $1.3 million decrease in rent gross profit due to the conversion of lessee dealer sites to company operated sites.

Other revenues

Other revenues decreased $1.2 million (23%) due primarily to lower dealer contract termination fees.

Operating expenses

Operating expenses increased $0.8 million (3%), primarily as a result of higher maintenance costs and management fees.

Retail

The following table highlights the results of operations and certain operating metrics of our retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands, except for the number of retail sites and per gallon amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross profit:
Motor fuel	$36,226	$54,476	$98,723	$110,621
Merchandise	25,427	20,649	67,782	57,496
Rent	2,034	2,395	6,808	7,100
Other revenue	3,901	3,093	11,149	9,375
Total gross profit	67,588	80,613	184,462	184,592
Operating expenses	(41,138)	(36,774)	(117,094)	(103,054)
Operating income	$26,450	$43,839	$67,368	$81,538

Retail sites (end of period):
Company operated retail sites (a)	293	252	293	252
Commission agents (b)	189	198	189	198
Total retail segment sites	482	450	482	450

Total retail segment statistics:
Volume of gallons sold	132,160	126,669	382,049	371,524
Average retail fuel sites	482	451	472	452
Margin per gallon, before deducting credit card fees and commissions	0.372	0.534	0.354	0.400

Company operated site statistics:
Average retail fuel sites	293	253	279	253
Margin per gallon, before deducting credit card fees	$0.394	$0.596	$0.378	$0.427
Merchandise gross profit percentage	28.7%	27.1%	28.5%	27.1%

Commission site statistics:
Average retail fuel sites	189	198	193	199
Margin per gallon, before deducting credit card fees and commissions	$0.325	$0.410	$0.306	$0.345

(a)
The increase in the company operated site count was primarily attributable to the conversion of certain lessee dealer and commission agent sites to company operated sites, largely during the second quarter of 2023.
(b)
The decrease in the commission agent site count was primarily attributable to the conversion of certain commission agent sites to company operated sites, largely during the first quarter of 2023.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Gross profit decreased $13.0 million (16%) and operating income decreased $17.4 million (40%). These results were impacted by:

Gross profit

•
Our motor fuel gross profit decreased $18.3 million (34%) attributable to a 30% decrease in margin per gallon for the three months ended September 30, 2023 as compared to the same period in 2022, due to the steep drop in crude oil prices during the third quarter of 2022. Volume increased 4% due primarily to an increase in site count due to the conversion of lessee dealer sites to company operated sites.
•
Our merchandise gross profit and other revenues increased $4.8 million (23%) and $0.8 million (26%), respectively, driven by an increase in the company operated site count due to the conversion of lessee dealer and commission agent sites to company operated sites as well as an increase in sales and margin percentage in our base business.

Operating expenses

Operating expenses increased $4.4 million (12%) driven by an increase in the company operated site count due to the conversion of lessee dealer and commission agent sites to company operated sites. In addition, store labor increased, in part due to expanding hours of operation at many of our company operated sites. Lastly, many other cost categories increased due primarily to inflation.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Gross profit was flat and operating income decreased $14.2 million (17%). These results were impacted by:

Gross profit

•
Our motor fuel gross profit decreased $11.9 million (11%) attributable to an 11% decrease in margin per gallon for the nine months ended September 30, 2023 as compared to the same period of 2022, due to the steep drop in crude oil prices particularly during the third quarter of 2022. Volume increased 3% due primarily to an increase in site count due to the conversion of lessee dealer sites to company operated sites.
•
Our merchandise gross profit and other revenues increased $10.3 million (18%) and $1.8 million (19%), respectively, driven by an increase in the company operated site count due to the conversion of lessee dealer and commission agent sites to company operated sites as well as an increase in sales and margin percentage in our base business.

Operating expenses

Operating expenses increased $14.0 million (14%) driven by an increase in the company operated site count due to the conversion of lessee dealer and commission agent sites to company operated sites. In addition, store labor increased, in part due to expanding hours of operation at many of our company operated sites. Lastly, many other cost categories increased due primarily to inflation.

Non-GAAP Financial Measures

We use the non-GAAP financial measures EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio. EBITDA represents net income before deducting interest expense, income taxes and depreciation, amortization and accretion (which includes certain impairment charges). Adjusted EBITDA represents EBITDA as further adjusted to exclude equity-based compensation expense, gains or losses on dispositions and lease terminations, net and certain discrete acquisition related costs, such as legal and other professional fees, separation benefit costs and certain other discrete non-cash items arising from purchase accounting. Distributable Cash Flow represents Adjusted EBITDA less cash interest expense, sustaining capital expenditures and current income tax expense. The Distribution Coverage Ratio is computed by dividing Distributable Cash Flow by distributions paid on common units.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (a)	$12,292	$27,593	$25,849	$46,606
Interest expense	10,559	8,351	33,254	22,333
Income tax expense	1,468	3,815	2,603	1,843
Depreciation, amortization and accretion expense	19,096	21,329	58,214	61,523
EBITDA	43,415	61,088	119,920	132,305
Equity-based employee and director compensation expense	961	654	2,084	1,608
(Gain) loss on dispositions and lease terminations, net	(287)	318	(5,220)	620
Acquisition-related costs (b)	120	107	1,361	985
Adjusted EBITDA	44,209	62,167	118,145	135,518
Cash interest expense	(10,078)	(7,668)	(30,448)	(20,280)
Sustaining capital expenditures (c)	(1,837)	(1,974)	(5,322)	(5,191)
Current income tax expense	(905)	(1,656)	(1,458)	(2,519)
Distributable Cash Flow	$31,389	$50,869	$80,917	$107,528
Distributions paid on common units	19,934	19,913	59,777	59,713
Distribution Coverage Ratio (a)	1.57x	2.55x	1.35x	1.80x

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

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$78,989	$126,460
Net cash used in investing activities	(16,535)	(24,169)
Net cash used in financing activities	(72,718)	(98,151)

Operating Activities

Net cash provided by operating activities decreased $47 million for the nine months ended September 30, 2023 compared to the same period in 2022, primarily attributable to lower fuel margins in 2023 and an increase in interest expense driven by higher interest rates. In addition, changes in working capital decreased cash flow from operating activities by $21 million, primarily driven by the drop in crude oil prices particularly during the third quarter of 2022. Further, we paid $2 million in income taxes and received net refunds of income taxes of $4 million for the nine months ended September 30, 2023 and 2022, respectively.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as well as operating lease obligations as compared to the shorter settlement of receivables for fuel and rent.

Investing Activities

We incurred capital expenditures of $22 million and $27 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease was driven by reductions in rebranding of certain sites, including the sites acquired from 7-Eleven, and site purchases, partially offset by an increase in image upgrades that will be funded primarily through incentives from our fuel suppliers. We paid $2 million during the nine months ended September 30, 2022 in connection with the closing of the final three sites acquired from 7-Eleven. We received $5 million and $4 million in proceeds primarily from the sale of sites in connection with our real estate rationalization effort for the nine months ended September 30, 2023 and 2022, respectively.

Financing Activities

We paid $60 million in distributions for each of the nine months ended September 30, 2023 and 2022. For the nine months ended September 30, 2023 and 2022, respectively, we made total net repayments on our credit facilities of $3 million and $61 million. We received $24 million in net proceeds from the issuance of preferred membership interests during the nine months ended September 30, 2022. We paid $7 million of deferred financing costs in connection with amending and restating the CAPL Credit Facility and terminating the JKM Credit Facility in the first quarter of 2023.

Distributions

Distribution activity for 2023 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2022	February 3, 2023	February 10, 2023	$0.5250	$19,918
March 31, 2023	May 3, 2023	May 10, 2023	0.5250	19,925
June 30, 2023	August 4, 2023	August 11, 2023	0.5250	19,934
September 30, 2023	November 3, 2023	November 10, 2023	0.5250	19,935

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Debt

As of September 30, 2023, our debt and finance lease obligations consisted of the following (in thousands):

CAPL Credit Facility	$762,500
Finance lease obligations	11,804
Total debt and finance lease obligations	774,304
Current portion	3,034
Noncurrent portion	771,270
Deferred financing costs, net	10,582
Noncurrent portion, net of deferred financing costs	$760,688

See Note 7 to the financial statements for information regarding the amendment and restatement of the CAPL Credit Facility and the termination of the JKM Credit Facility.

Taking the interest rate swap contracts into account, our effective interest rate on our CAPL Credit Facility at September 30, 2023 was 4.9% (our applicable margin was 2.00% as of September 30, 2023). Letters of credit outstanding at September 30, 2023 totaled $4.5 million.

The amount of availability under our CAPL Credit Facility at November 2, 2023, after taking into consideration debt covenant restrictions, was $171 million.

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

The following table outlines our capital expenditures (in thousands):

	Nine Months Ended September 30,
	2023	2022
Sustaining capital	$5,322	$5,191
Growth	16,358	21,593
Acquisitions	—	1,885
Total capital expenditures and acquisitions	$21,680	$28,669

Growth capital expenditures decreased primarily due to reductions in rebranding of certain sites, including the sites acquired from 7-Eleven, and site purchases, partially offset by an increase in image upgrades that will be funded primarily through incentives from our fuel suppliers.

A significant portion of our growth capital expenditures are discretionary and we regularly review our capital plans in light of anticipated proceeds from sales of sites.

Concentration of Customers

For the nine months ended September 30, 2023 and 2022, respectively, approximately 18% and 20% of our rent income was from two multi-site operators.

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

Interest Rate Risk

As of September 30, 2023, we had $762.5 million outstanding on our CAPL Credit Facility. Our outstanding borrowings bear interest at SOFR plus an applicable margin, which was 2.00% at September 30, 2023.

See Note 8 to the financial statements for information regarding the amendment of our three existing interest rate swap contracts and the entry into four additional interest rate swap contracts.

Taking all of these interest rate swap contracts into account, our effective interest rate on our CAPL Credit Facility at September 30, 2023 was 4.9%. A one percentage point change in SOFR would impact annual interest expense by approximately $2.6 million.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 7, 2023