Form 10-K
period 2023-12-31
CrossAmerica Partners LP
filed 2024-02-27
CIK 1538849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of our common units based on the closing price on the New York Stock Exchange on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates of the registrant was approximately $360.4 million.

As of February 22, 2024, the registrant had outstanding 37,983,154 common units.

Documents Incorporated by Reference: None.

PART I

COMMONLY USED DEFINED TERMS

The following is a list of certain acronyms and terms generally used in the industry and throughout this document:

CrossAmerica Partners LP and subsidiaries:

CrossAmerica	CrossAmerica Partners LP, the Partnership, CAPL, we, us, our

LGW	Lehigh Gas Wholesale LLC, an indirect wholly-owned subsidiary of CrossAmerica

LGPR	LGP Realty Holdings LP, an indirect wholly-owned subsidiary of CrossAmerica

LGWS	Lehigh Gas Wholesale Services, Inc., an indirect wholly-owned subsidiary of CrossAmerica

Holdings	CAPL JKM Holdings LLC, an indirect wholly-owned subsidiary of CrossAmerica and sole member of CAPL JKM Partners

CAPL JKM Partners	CAPL JKM Partners LLC, a wholly-owned subsidiary of Holdings

CAPL JKM Wholesale	CAPL JKM Wholesale LLC, a wholly-owned subsidiary of CAPL JKM Partners

Joe’s Kwik Marts	Joe’s Kwik Marts LLC, a wholly-owned subsidiary of CAPL JKM Partners

CrossAmerica Partners LP related parties:

DMI	Dunne Manning Inc. (formerly Lehigh Gas Corporation), an entity affiliated with the Topper Group

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

CAPL Credit Facility

Credit Agreement, dated as of April 1, 2019, as amended by the First Amendment to Credit Agreement, dated as of November 19, 2019, and by the Second Amendment to Credit Agreement, dated as of July 28, 2021, and by the Third Amendment to Credit Agreement, dated as of November 9, 2022, and as amended and restated by the Amendment and Restatement Agreement, dated as of March 31, 2023, as amended by the First Amendment to Amendment and Restatement Agreement, dated as of February 20, 2024, among the Partnership and Lehigh Gas Wholesale Services, Inc., as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent.

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

SEC	U.S. Securities and Exchange Commission

SOFR	Secured Overnight Financing Rate

Tax Cuts and Jobs Act	U.S. tax legislation, formally known as Public Law No. 115-97, signed into law on December 22, 2017.

Term Loan Facility	$185 million delayed draw term loan facility provided under the JKM Credit Facility, which was paid off and terminated March 31, 2023

U.S. GAAP	U.S. Generally Accepted Accounting Principles

UST	Underground storage tank

Valero	Valero Energy Corporation and, where appropriate in context, one or more of its subsidiaries, or all of them taken as a whole

WTI	West Texas Intermediate crude oil

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
•
our anticipated level of capital investments, including through acquisitions, and the effect of these capital investments on our results of operations;
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
•
unexpected environmental liabilities;
•
the outcome of pending or future litigation; and
•
our ability to comply with federal and state laws and regulations, including those related to environmental matters, the sale of alcohol, cigarettes and fresh foods, employment and health benefits and immigration.

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

ITEM 1. BUSINESS

Overview

We were formed as a Delaware limited partnership in 2011 engaged in the wholesale distribution of motor fuel and the ownership and leasing of real estate used in the retail distribution of motor fuel. We also generate revenues from the operation of company operated retail sites.

The Topper Group controls the sole member of our General Partner and has the ability to appoint all of the members of the Board and to control and manage the operations and activities of the Partnership. As of February 22, 2024, the Topper Group also has beneficial ownership of a 38.6% limited partner interest in the Partnership.

Our principal executive office address is 645 Hamilton Street, Suite 400, Allentown, PA 18101, and our telephone number is (610) 625-8000. Our common units trade on the NYSE under the ticker symbol “CAPL.”

We conduct our business through two operating segments – wholesale and retail. As of December 31, 2023, we own or lease approximately 1,100 sites, of which we operate 295 as company operated sites. In all, including our company operated sites, we distributed motor fuel to approximately 1,700 sites located in 34 states.

We are one of the ten largest independent distributors by motor fuel volume in the United States for ExxonMobil, BP and Motiva, and we also distribute Shell, Sunoco, Valero, Gulf, Citgo, Marathon and Phillips 66-branded motor fuels (approximately 94% of the motor fuel we distributed during 2023 was branded). For approximately 60% of gallons sold, we receive a per gallon rate equal to the posted rack price, less any applicable discounts, plus transportation costs, taxes and a fixed rate per gallon of motor fuel. The remaining gallons are either retail sales or wholesale DTW contracts that provide for variable, market-based pricing.

The following table highlights the aggregate volume of motor fuel distributed to each of our principal customer groups (in millions). See Item 7—Results of Operations for additional information on the drivers of the fluctuations in the volume and site counts below.

		Gallons of Motor Fuel Distributed Year Ended December 31,			Fuel Distribution Sites End of Year
	Segment	2023	2022	2021	2023	2022	2021
Independent dealers (a)	Wholesale	518	496	550	632	663	666
Lessee dealers	Wholesale	325	348	382	569	619	637
Company operated	Retail	342	328	234	296	255	252
Commission agents (b)	Retail	165	168	169	199	200	198
Total		1,350	1,340	1,335	1,696	1,737	1,753

(a)
Gallons distributed to independent dealers include gallons distributed to sub-wholesalers and commercial accounts, which are not included in the site counts reported above.
(b)
Includes independent commission sites owned or leased by the commission agent.

We also generate revenues through leasing or subleasing our real estate. We own or lease real and personal property and we lease or sublease that property to tenants, the substantial majority of which are wholesale customers as described above. We own approximately 60% of our properties that we lease to our dealers or utilize in our retail business. Our lease agreements with third-party landlords have an average remaining lease term of 4.5 years as of December 31, 2023.

The following table presents rental income (in millions) and the number of sites from which rental income was generated:

		Rental Income Year Ended December 31,			Sites from which Rental Income was Generated End of Year
	Segment	2023	2022	2021	2023	2022	2021
Lessee dealers	Wholesale	$69.7	$71.3	$71.6	628	687	716
Company operated	Retail	2.4	2.2	1.5	50	44	36
Commission agents	Retail	10.2	10.6	10.1	188	185	184
Total		$82.3	$84.1	$83.2	866	916	936

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

Operations

Below is a summary of our revenues and operating income by segment (in thousands):

	Wholesale			Retail
	2023	2022	2021	2023	2022	2021
Revenues	$2,290	$2,690	$2,143	$2,096	$2,277	$1,436
Operating income	91	94	87	97	107	56

Wholesale Segment

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
•
As of December 31, 2023, the average remaining distribution contract term was 4.6 years.

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
•
Leases are generally triple net leases.
•
As of December 31, 2023, the average remaining lease agreement term was 2.6 years.

Retail Segment

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
•
LGW and CAPL JKM Wholesale distribute all of the motor fuel required by our company operated sites to LGWS and Joe’s Kwik Marts, respectively, which owns the motor fuel inventory and sells motor fuel to retail customers. LGW and CAPL JKM Wholesale record qualifying wholesale motor fuel distribution gross income and LGWS and Joe’s Kwik Marts record the non-qualifying retail sale.

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
•
LGW distributes motor fuel to LGWS, which owns the motor fuel inventory and sells motor fuel to retail customers. LGW records qualifying wholesale motor fuel distribution gross income and LGWS records the non-qualifying retail sale.
•
As of December 31, 2023, the average remaining motor fuel distribution and lease agreement term for our commission agents was 0.8 years.

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

Our business strategy to achieve our objective of paying and, over time, increasing our quarterly cash distributions, is focused on the following key initiatives:

•
Expand within and beyond our existing markets through acquisitions. Since our IPO and through February 22, 2024, we have completed acquisitions for a total of approximately 1,000 fee and leasehold sites and 700 wholesale fuel supply contracts for total consideration of approximately $1.5 billion;
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
•
Maintain strong relationships with major integrated oil companies and refiners; and
•
Optimize the operations of our assets to the most appropriate format (lessee dealer, independent dealer, company operated, or commission) to maximize our investment return.

We believe our competitive strengths will allow us to capitalize on our strategic opportunities, including:

•
Stable cash flows from diversified operations of our portfolio of assets, including rental income, motor fuel distribution and retail convenience store sales;
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

Subsequent to an acquisition and throughout the life cycle of a site, we evaluate the optimal operation of each site as company operated, lessee dealer or commission, or we consider strategic alternatives, including divesting the site, which can result in the site becoming an independent dealer site if we continue to supply fuel to it after its divestiture.

Supplier Arrangements

We distribute branded motor fuel under the Exxon, Mobil, BP, Shell, Sunoco, Valero, Gulf, Citgo, Marathon and Phillips 66 brands to our customers. Branded motor fuels are purchased from major integrated oil companies and refiners under supply agreements. For 2023, we purchased approximately 80% of our motor fuel from four suppliers. Certain suppliers offer volume rebates or incentive payments to drive volumes and provide an incentive for branding new locations. Certain suppliers require that all or a portion of any such incentive payments be repaid to the supplier in the event that the sites are rebranded within a stated number of years. We also purchase unbranded motor fuel for distribution. As of December 31, 2023, our supply agreements had a weighted-average remaining term of approximately 4.9 years.

Competition

Our wholesale segment competes with other motor fuel distributors. Major competitive factors for us include, among others, customer service, reliability and availability of products and price.

The convenience store industry is highly competitive, fragmented and characterized by constant change in the number and type of retailers offering products and services of the type sold at our sites. We compete with other retail site chains, independently owned sites, motor fuel stations, supermarkets, drugstores, discount stores, dollar stores, club stores and hypermarkets. Major competitive factors include, among others, location, ease of access, product and service selection, motor fuel brands, pricing, customer service, store appearance and cleanliness.

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

Human Capital

The Partnership has no direct employees. As of December 31, 2023, 244 employees of the Topper Group provided management services to us under the Omnibus Agreement. In addition, 2,277 store employees of the Topper Group provided services at our company operated sites.

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
•
We depend on four principal suppliers for the majority of our motor fuel and one principal supplier for our merchandise.
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
•
demand for merchandise and services in the markets we serve, including seasonal fluctuations, and the margin percentage we earn;
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
•
the level and timing of sales of sites in connection with our real estate optimization plan;
•
the restrictions contained in our credit facilities;
•
our debt service requirements and other liabilities;
•
the cost of acquisitions, if any;
•
fluctuations in our working capital needs;
•
our ability to borrow under the CAPL Credit Facility and access capital markets on favorable terms, or at all; and
•
the amount, if any, of cash reserves established by our General Partner in its discretion.

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

Our strategy to grow our business and increase distributions to unitholders is dependent in part on our ability to make acquisitions that result in an increase in cash flow. Our growth strategy is based, in large part, on our expectation of ongoing divestitures of retail and wholesale fuel distribution assets by industry participants. We may be unable to make accretive acquisitions for any of the following reasons:

•
we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts for them;
•
we are unable to raise financing for such acquisitions on economically acceptable terms, for example, if the market price for our common units declines;
•
we are outbid by competitors; or
•
we or the seller are unable to obtain any necessary consents.

If we are unable to make acquisitions on economically acceptable terms, our future growth and ability to increase distributions to unitholders will likely be limited. In addition, if we consummate any future acquisitions, our capitalization and results of operations may change significantly. We may also consummate acquisitions, which at the time of consummation we believe will be accretive, but ultimately may not be accretive and may in fact result in a decrease in distributable cash flow per unit as a result of incorrect assumptions in our evaluation of such acquisitions, unforeseen consequences, or other external events beyond our control. If any of these events occurred, our future growth could be adversely affected.

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

For 2023, motor fuel revenues accounted for 90% of our total revenues and motor fuel gross profit accounted for 55% of total gross profit. Wholesale motor fuel costs are directly related to, and fluctuate with, the price of crude oil. Volatility in the price of crude oil, and subsequently wholesale motor fuel prices, is caused by many factors, including general political, regulatory and economic conditions, acts of war, including as a result of the conflict in Ukraine or the war between Israel and Hamas, terrorism or armed conflict, instability in oil producing regions, particularly in the Middle East and South America, and the value of U.S. dollars relative to other foreign currencies, particularly those of oil producing nations. In addition, the supply of motor fuel and our wholesale purchase costs could be adversely affected in the event of a shortage or oversupply of product, which could result from, among other things, interruptions of fuel production at oil refineries, new supply sources, sustained increases or decreases in global demand or the fact that our motor fuel contracts do not guarantee an uninterrupted, unlimited supply of motor fuel.

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

A tightening of credit in the financial markets or an increase in interest rates may make it more difficult for wholesale customers and suppliers to obtain financing and, depending on the degree to which it occurs, may cause a material increase in nonpayment or other nonperformance by our customers and suppliers. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with these third parties. A material increase in nonpayment or other nonperformance by our wholesale customers and/or suppliers could adversely affect our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

In the retail motor fuel industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for commercial truck traffic and trends in travel and weather. Changes in economic conditions generally, or in the regions in which we operate, could adversely affect consumer spending patterns and travel in our markets. In particular, weakening economic conditions may result in decreases in miles driven and discretionary consumer spending and travel, which affect spending on motor fuel and convenience items. In addition, changes in the types of products and services demanded by consumers or labor strikes in the construction industry or other industries that employ customers who visit sites, may adversely affect our sales and gross profit. Additionally, negative publicity or perception surrounding motor fuel suppliers could adversely affect reputation and brand image, which may negatively affect our motor fuel sales and gross profit. Similarly, advanced technology and increased use of electric or hybrid cars or cars using alternative fuels would reduce demand for motor fuel. Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demands and preferences while continuing to sell products and services that remain relevant to the consumer and thus generally have a positive impact our overall merchandise gross profit.

Broad-based business or economic disruptions caused by health crises could adversely affect our business, financial condition, results of operations or cash available for distribution to our unitholders.

Global health concerns, similar to the COVID-19 Pandemic, could result in social, economic and labor instability that adversely affect employee, customer, vendor, distribution channel and other business partner relationships, and in so doing could adversely affect our business, financial condition, results of operations and cash flows. For example, federal, state and local governmental actions restricting the ability of our customers to essential travel only, would adversely impact consumption of fuel. Sustained limitation on travel, or a general reluctance to travel due to a health crisis, would adversely impact our fuel volumes. Sustained fuel volume decreases and less foot traffic would adversely impact our dealer operated locations which could potentially pose increased credit risks or trigger a default under our fuel supply and lease agreements. Also, we do not have fleet operations but rather rely on common carriers to distribute and deliver our products. If these distribution channels are adversely impacted by a health crisis, delivery of our products could be jeopardized.

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

Due to general macroeconomic factors, the Topper Group has experienced labor shortages in certain geographies. Outside suppliers that we rely on have also experienced shortages of qualified labor. The future success of our operations depends on our ability, and the ability of third parties on which we rely, to identify, recruit, develop and retain qualified and talented individuals in order to supply and deliver our products. A continued prolonged shortage of qualified labor could decrease our ability to effectively operate our retail locations, which would negatively impact our business and could have a material adverse effect on our results of operations. A shortage would also likely result in increased costs from higher overtime, the need to hire temporary help to meet demand, higher wage rates to attract and retain employees, and higher costs to purchase raw materials or services from such third parties, all of which would negatively impact our results of operations.

We are subject to extensive government laws and regulations concerning store merchandise items and operations, and the cost of compliance with such laws and regulations can be material.

Our business and properties are subject to extensive local, state and federal governmental laws and regulations relating to, among other things, the sale of alcohol and tobacco and public accessibility requirements. The cost of compliance with these laws and regulations can have a material adverse effect on our operating results and financial condition. In addition, failure to comply with local, state and federal laws and regulations to which our operations are subject may result in penalties and costs that could adversely affect our business and our operating results.

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

The previous U.S. presidential administration indicated its intent to adopt a new approach to trade policy. For example, in 2018, the U.S. government reached a new trade agreement with the Canadian and Mexican governments that replaced the North America Free Trade Agreement with the United States-Mexico-Canada Agreement.

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

Increased attention to environmental, social and governance matters and conservation measures may adversely impact our business.

Increasing attention to climate change, societal expectations on companies to address climate change and other ESG matters, investor and societal expectations regarding voluntary or required ESG disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on our unit price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in reduced demand for fossil fuel products and additional governmental investigations and private litigation against us. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to climate change or asserted damage to the environment, or to other mitigating factors.

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

Our company operated retail sites are located in regions throughout the U.S. that are susceptible to certain severe weather events, such as hurricanes, flooding, severe thunderstorms, snowstorms, tornadoes and extreme heat and cold. Inclement weather conditions could damage our facilities or those of our suppliers or could have a significant impact on consumer behavior, travel and retail site traffic patterns as well as our ability to operate our retail sites. We could also be affected by regional occurrences, such as energy shortages or increases in energy prices, fires or other natural disasters. Further, our ability to insure these locations and the related cost of such insurance coverage could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

Additionally, many studies have discussed the relationship between greenhouse gas emissions and climate change. One consequence of climate change noted in many of these reports is the increased severity of extreme weather, such as increased hurricanes and floods. Such events could adversely affect our operations through water damage, powerful winds or increased costs for insurance. Climate change also continues to attract considerable public and scientific attention. Litigation has been filed against companies in the energy industry related to climate change. Should such suits succeed, we could face additional compliance costs or litigation risks.

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

We depend on four principal suppliers for the majority of our motor fuel and one principal supplier for our merchandise. A disruption in supply or a change in our relationship with any one of them could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

In 2023, our wholesale business purchased approximately 80% of its motor fuel from four suppliers and our retail business purchased approximately 49% of its merchandise from one supplier. A change of supplier, a disruption in supply or a significant change in pricing with any of these suppliers could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

Negative events or developments associated with our branded suppliers could have an adverse impact on our revenues.

We believe that the success of our operations is dependent, in part, on the continuing favorable reputation, market value and name recognition associated with the branded motor fuel sold through our wholesale and retail segments. Erosion of the value of those brands could have an adverse impact on the volumes of motor fuel we sell, which in turn could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our unitholders.

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

We are exposed to risk related to the creditworthiness and performance of our customers, suppliers and contract counterparties. As of December 31, 2023, we had outstanding accounts receivable totaling $32 million. This amount primarily consisted of vendor rebates due from our suppliers, credit card receivables, receivables arising from the sale of fuel and other products to independent franchised or licensed fuel station operators as well as amounts receivable from other industrial and commercial clients. Contracts with longer payment cycles or difficulties in enforcing contracts or collecting accounts receivable could lead to material fluctuations in our cash flows and could adversely impact our business, financial condition and results of operations.

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

We rely on our information technology ("IT") systems and network infrastructure to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

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

Any significant disruption to our service or access to our systems could adversely affect our business and results of operations. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.

Our debt levels and debt covenants may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

We have a significant amount of debt. As of December 31, 2023, we had $756 million of total debt and $164.5 million of availability under our revolving CAPL Credit Facility. Our level of indebtedness could have important consequences to us, including the following:

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

Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which may be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions, such as reducing distributions, reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to take any of these actions on satisfactory terms, or at all.

A continued increase in interest rates may cause the market price of our common units to decline and a significant increase in interest rates could adversely affect our ability to service our indebtedness.

Like all equity investments, an investment in our common units is subject to certain risks. Borrowings under the CAPL Credit Facility bear interest at variable rates, subject to interest rate swap contracts we entered into to hedge future changes in variable rates. If market interest rates continue to increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow and ability to make cash distributions. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower-risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield-based equity investments such as publicly traded limited partnership interests. Reduced demand for our common units resulting from investors seeking other more favorable investment opportunities may cause the trading price of our common units to decline.

The interest rate on the CAPL Credit Facility is variable; therefore, we have exposure to movements in interest rates, subject to our interest rate swap contracts. A significant increase in interest rates could adversely affect our ability to service our indebtedness. The increased cost could make the financing of our business activities more expensive. These added expenses could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

The CAPL Credit Facility contains operating and financial restrictions that may limit our business, financing activities and ability to make distributions to unitholders.

The operating and financial restrictions and covenants in the CAPL Credit Facility and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, our credit facilities may restrict our ability to:

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

We rely on Circle K to indemnify us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the various asset exchange transactions with Circle K. To the extent escrow accounts, insurance and/or payments from Circle K are not sufficient to cover any such costs or expenses, our business, financial condition and results of operations and ability to make distributions to unitholders could be adversely affected.

The agreements associated with the various asset exchange transactions provide that Circle K must indemnify us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to the closing of the asset exchange transactions with Circle K. Such indemnification survives the termination of the Circle K Omnibus Agreement. To the extent escrow accounts, insurance and/or payments from Circle K are not sufficient to cover any such costs or expenses, our business, liquidity and results of operations could be adversely affected.

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
•
our General Partner may cause us to borrow funds in order to permit the payment of cash distributions;
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

If our unitholders are dissatisfied with the performance of our General Partner, they will have limited ability to remove our General Partner. The vote of the holders of at least 66 2⁄3% of all outstanding common units voting together as a single class is required to remove our General Partner. As of February 22, 2024, the Topper Group beneficially owned approximately 38.6% of our outstanding common units.

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

If at any time our General Partner and its affiliates hold more than 80% of the common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date that is three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our General Partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our Partnership Agreement that prevents our General Partner from issuing additional common units and exercising its call right. If our General Partner exercised its call right, the effect would be to take us private and, following the deregistering of the units, we would no longer be subject to the reporting requirements of the Exchange Act. As of February 22, 2024, the Topper Group beneficially owned approximately 38.6% of our outstanding common units.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by the Topper Group or other large holders.

As of February 22, 2024, we had 37,983,154 common units outstanding. Sales by the Topper Group or other large holders of a substantial number of our common units in the public or private markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to the Topper Group. Under our Partnership Agreement and pursuant to a registration rights agreement that we have entered into, the Topper Group has registration rights relating to the offer and sale of any units that it holds, subject to certain limitations.

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

The anticipated after-tax benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. First, a partnership is exempt from U.S. federal income tax, and the partnership’s income is instead allocated to the partners for inclusion on their tax returns. Second, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, and before January 1, 2026, the partner may also deduct from the partnership’s taxable income allocable to such partner an amount equal to 20% of such qualified business income (subject to certain limits), resulting in a lower effective tax rate for the partner with respect to the partnership’s income. A publicly traded partnership, such as us, may be treated as a corporation, instead of being treated as a partnership, for U.S. federal income tax purposes unless 90% or more of its gross income for every taxable year it is publicly traded consists of Qualifying Income. Based on our current operations we believe that we will be able to satisfy this requirement and, thus, be treated as a partnership, rather than a corporation, for U.S. federal income tax purposes. However, a substantial change in our business, or a change in current U.S. federal income tax law, could also cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to entity-level taxation.

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

We conduct a portion of our operations and business through one or more direct and indirect subsidiaries that are treated as C corporations for U.S. federal income tax purposes. We may elect to conduct additional operations through these corporate subsidiaries in the future. These corporate subsidiaries are subject to corporate-level taxes at the corporate tax rate, which is currently 21% for federal taxes, and will also likely be subject to state (and possibly local) income tax at varying rates, on their taxable income. Any such entity level taxes will reduce the cash available for distribution to us and, in turn, to unitholders. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to unitholders would be further reduced. Distributions from any such C corporation will generally be taxed again to unitholders as dividend income to the extent of current and accumulated earnings and profits of such C corporation. The maximum U.S. federal income tax rate applicable to qualified dividend income that is allocable to individuals is 20% (plus an additional 3.8% Medicare tax on net investment income where applicable). An individual unitholders’ share of dividend and interest income from C corporation subsidiaries would constitute portfolio income that could not be offset by the unitholders’ share of our other losses or deductions.

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

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. Under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization or depletion. A pending federal bill, The Tax Relief for American Families and Workers Act of 2024 (H.R. 7024), would extend the ability to compute adjusted taxable income without regard to any deduction allowable for depreciation, amortization or depletion to taxable years beginning after January 1, 2022 and before January 1, 2026.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

Substantially all our locations are branded fuel locations for which sensitive debit and credit card transactions for fuel or merchandise products or services do not pass through our networks; rather, such information passes through the branded fuel supplier’s (or its service providers’) networks.

We have an enterprise-wide information security platform, which is part of our enterprise risk assessment process and designed to protect, detect, respond to and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we seek to use best-in-class security tools that help prevent, identify, escalate, investigate, resolve and recover from identified security incidents in a timely manner. These include, but are not limited to, internal reporting and monitoring and detection tools. We also maintain a third party security operations service to identify, prioritize, assess, mitigate and remediate risks. We rely on the third parties we use to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.

We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We conduct regular reviews and tests of our information security program and leverage audits by our internal audit team and third party consultants, penetration and vulnerability testing, simulations, and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning. We also provide employee training to support identification of and how to respond to cyber attacks. The results of these assessments are reported to the Audit Committee of the Board.

Our systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of third parties and employees) and other data, confidential information or intellectual property. To date, these incidents have not had a material impact on our service, systems or business and we do not believe cybersecurity risks from these prior incidents are reasonably likely to materially affect our operations. For further information on cybersecurity risks and potential related impacts on us, see "Risk Factors – Our business and our reputation could be adversely affected by the failure to protect sensitive customer, employee or vendor data, whether as a result of cyber security attacks or otherwise, or to comply with applicable regulations relating to data security and privacy."

The Director of Information Technology is responsible for overseeing the information security program as well as members of the Information Technology department that execute our program with oversight by members of our senior leadership team. These members of our Information Technology department have an average of over 15 years of prior work experience in various roles involving information technology, including security, auditing, compliance and systems. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the Audit Committee on any appropriate items.

The Board oversees our annual enterprise risk assessment, where we assess key risks within the company, including security and technology risks and cybersecurity threats. The Audit Committee of the Board oversees our cybersecurity risk and receives regular reports from our Director of Information Technology on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance.

ITEM 2. PROPERTIES

The following table shows the aggregate number of sites we owned or leased by customer group at December 31, 2023:

	Owned Sites	Leased Sites	Total Sites
Lessee dealers	359	273	632
Company operated	169	127	296
Commission agents	146	42	188
Total	674	442	1,116

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

The following table provides a summary of our sites acquired, changes between customer groups or sold during 2023:

	Lessee Dealers	Company Operated	Commission Agents	Total
Number at beginning of year	691	255	185	1,131
Acquired	—	2	1	3
Changes between customer groups	(43)	39	4	—
Divested	(16)	—	(2)	(18)
Number at end of year (a)	632	296	188	1,116
(a)
Excludes independent commission sites and includes sites where we collect rent but to which we do not distribute motor fuel as well as closed sites.

Our principal executive offices are in Allentown, Pennsylvania in approximately 37,000 square feet of leased office space.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 22, 2024, we had 37,983,154 common units outstanding, held by approximately 29 holders of record. Our common units are listed and trade on the NYSE under the symbol “CAPL.”

Cash Distribution Policy

General

The Board has adopted a policy to make cash distributions per unit each quarter, in an amount determined by the Board following the end of such quarter. In general, we expect that cash distributed for each quarter will equal cash generated from operations less cash needed for maintenance capital expenditures, accrued but unpaid expenses (including the management fee to the Topper Group), reimbursement of expenses incurred by our General Partner, debt service and other contractual obligations and reserves for future operating and capital needs or for future distributions to our partners. We expect that the Board will reserve excess cash, from time to time, in an effort to sustain or permit gradual or consistent increases in quarterly distributions. Restrictions in our CAPL Credit Facility could limit our ability to pay distributions upon the occurrence of certain events. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.” The Board may also determine to borrow to fund distributions in quarters when we generate less cash available for distribution than necessary to sustain or grow our cash distributions per unit. The factors that we believe will be the primary drivers of our cash generated from operations are changes in demand for motor fuels, the number of sites to which we distribute motor fuels, the margin per gallon we are able to generate at such sites and the profitability of sites we own and lease, including our company operated sites.

Our cash distribution policy, established by our General Partner, is to distribute each quarter an amount at least equal to the minimum quarterly distribution of $0.4375 per unit on all units ($1.75 per unit on an annualized basis). The distribution declared by the Board on January 22, 2024 was $0.5250 per unit (or $2.10 per unit on an annualized basis). Our General Partner may determine at any time that it is in the best interest of our Partnership to modify or revoke our cash distribution policy. Modification of our cash distribution policy may result in distributions of amounts less than, or greater than, our minimum quarterly distribution, and revocation of our cash distribution policy could result in no distributions at all. In addition, our CAPL Credit Facility includes certain restrictions on our ability to make cash distributions.

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
•
Significant Factors Affecting Our Profitability—This section describes the most significant factors impacting our results of operations.
•
Results of Operations—This section provides an analysis of our results of operations on a consolidated basis and for each of our segments as well as a discussion of non-GAAP financial measures.
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

Borrowings under the credit facility bear interest, at the Partnership’s option, at (1) a rate equal to the secured overnight financing rate (“SOFR”), for interest periods of one, three or six months, plus a margin ranging from 1.75% to 2.75% per annum depending on the Partnership’s Consolidated Leverage Ratio (as defined in the CAPL Credit Facility) plus a customary credit spread adjustment or (2) (a) an alternative base rate equal to the greatest of (i) the federal funds rate plus 0.5% per annum, (ii) SOFR for one month interest periods plus 1.00% per annum or (iii) the rate of interest established by the Agent (as defined in the CAPL Credit Facility), from time to time, as its prime rate, plus (b) a margin ranging from 0.75% to 1.75% per annum depending on the Partnership’s Consolidated Leverage Ratio. In addition, the Partnership incurs a commitment fee based on the unused portion of the credit facility at a rate ranging from 0.25% to 0.45% per annum depending on the Partnership’s Consolidated Leverage Ratio.

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

See Note 11 to the financial statements for additional information regarding the CAPL Credit Facility and the termination of the JKM Credit Facility.

Additional Interest Rate Swap Contracts

In April and November 2023, we entered into a total of six additional interest rate swap contracts. Five of the interest rate swap contracts are spot-start contracts with a total notional amount of $300 million and hedge variable interest rate payments for the remaining term of the CAPL Credit Facility (through March 2028). One of the interest rate swap contracts has a notional amount of $100 million and is a forward-starting interest rate swap contract that hedges variable interest rate payments from April 1, 2024 through the remaining term of the CAPL Credit Facility. All of these interest rate swap contracts have been designated as cash flow hedges and are expected to be highly effective.

See Note 12 to the financial statements for additional information regarding these additional interest rate swap contracts.

Subsequent Events

On January 26, 2024, we entered into an agreement (the “Applegreen Purchase Agreement”) to acquire certain assets from Applegreen Midwest, LLC and Applegreen Florida, LLC (collectively, the “Sellers”) (the “Applegreen Acquisition”). The assets will be acquired via the termination of the Partnership’s existing lease agreements with the Sellers at 59 locations, for total consideration of $16.9 million. The Partnership will also acquire for cash the inventory at the locations. The terms of the Partnership’s existing leases with Applegreen Midwest, LLC and Applegreen Florida, LLC can be extended to 2049 and 2048, respectively, including all renewal options. The termination of the existing lease agreements pursuant to the Applegreen Purchase Agreement is contemplated to occur during the first and second quarters of 2024 and is subject to customary closing conditions. In addition, the Applegreen Purchase Agreement contains customary representations and warranties of the parties as well as indemnification obligations by the Sellers and the Partnership, respectively, to each other. This transaction will result in the conversion of these lessee dealer sites to company operated sites.

On February 20, 2024, in connection with the Applegreen Acquisition, we entered into an amendment (the “Amendment”) to the CAPL Credit Facility. The Amendment, among other things, modifies the definition of Consolidated EBITDA contained in the CAPL Credit Facility to permit the full addback of certain lease termination expenses incurred in connection with the Applegreen Acquisition and the addback of other lease termination expenses incurred in connection with future transactions, subject to certain terms and conditions. The Amendment does not become effective until the closing of at least one transaction under the Applegreen Purchase Agreement. All other terms and conditions of the CAPL Credit Facility remain in full force and effect.

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

Regarding our supplier relationships, a material amount of our total gallons purchased are subject to prompt payment discounts. The dollar value of these discounts varies with changes in motor fuel prices. Therefore, in periods of lower wholesale motor fuel prices, our gross profit is negatively affected, and, in periods of higher wholesale motor fuel prices, our gross profit is positively affected (as it relates to these discounts).

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

Impact of Interest Rates

Increases in interest rates (particularly SOFR) have increased our interest expense as further described below. Although we have hedged $600 million of our variable-rate debt, we are exposed to changes in interest rates on the balance of our variable-rate debt.

Acquisition and Financing Activity

Our results of operations and financial condition are also impacted by our acquisition and financing activities as summarized below.

2021

•
From late June 2021 through December 31, 2021, we closed on the purchase of 103 sites of our 106-site acquisition from 7-Eleven.

2022

•
In February 2022, we closed on the final three properties of our 106-site acquisition from 7-Eleven.

•
In March 2022, Holdings issued $25 million in preferred membership interests.
•
On November 9, 2022, we closed on the acquisition of assets from CSS.

2023

•
On March 31, 2023, we amended and restated the CAPL Credit Facility and terminated the JKM Credit Facility. See Note 11 to the financial statements for additional information.

Results of Operations

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this Annual Report because that disclosure was already included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 28, 2023. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of income and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of income are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating revenues	$4,386,263	$4,967,424	$3,579,259
Cost of sales	4,003,995	4,591,653	3,302,306
Gross profit	382,268	375,771	276,953

Operating expenses:
Operating expenses	194,746	174,708	134,079
General and administrative expenses	27,031	25,575	30,930
Depreciation, amortization and accretion expense	77,158	80,625	77,852
Total operating expenses	298,935	280,908	242,861
Gain on dispositions and lease terminations, net	4,737	1,143	2,037
Operating income	88,070	96,006	36,129
Other income, net	790	504	544
Interest expense	(43,743)	(32,100)	(18,244)
Income before income taxes	45,117	64,410	18,429
Income tax expense (benefit)	2,525	714	(3,225)
Net income	42,592	63,696	21,654
Accretion of preferred membership interests	2,488	1,726	—
Net income available to limited partners	$40,104	$61,970	$21,654

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Consolidated Results

Operating revenues decreased $581 million (12%) and operating income decreased $7.9 million (8%). These results were driven by:

Operating revenues

•
A $400 million (15%) decrease in our wholesale segment revenues primarily attributable to an 18% decrease in the average spot price of WTI crude oil to $77.58 per barrel in 2023, compared to $94.90 per barrel in 2022. The wholesale price of motor fuel is highly correlated to the price of crude oil. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.” Volume was flat compared to 2022 due to the volume generated by the acquisition of assets from CSS, offset by the net loss of independent dealer contracts and the conversion of certain lessee dealer sites to company operated and commission sites.

•
A $181 million (8%) decrease in our retail segment revenues primarily attributable to a 13% decrease in the average retail selling price per gallon in 2023 as compared to 2022 generally due to the decrease in wholesale motor fuel prices noted above. In addition, volume increased 2% due primarily to an increase in site count due to the conversion of certain lessee dealer sites to company operated and commission sites. Lastly, merchandise revenues increased $35.8 million (13%) driven by an increase in the company operated site count due to the conversion of certain lessee dealer and commission agent sites to company operated sites as well as stronger performance in the base business.

Cost of sales

Cost of sales decreased $588 million (13%), which was a result of the decrease in wholesale motor fuel prices, partially offset by the increase in merchandise cost of sales driven by the conversion of certain lessee dealer and commission agent sites to company operated sites discussed above.

Gross profit

Gross profit increased $6.5 million (2%), which was primarily driven by an increase in merchandise gross profit driven by the conversion of certain lessee dealer and commission agent sites to company operated sites, partially offset by a decrease in motor fuel gross profit within our retail segment. See "Segment Results" for additional gross profit analyses.

Operating expenses

See “Segment Results” for additional analyses.

General and administrative expenses

General and administrative expenses increased $1.5 million (6%) driven by an increase in equity-based compensation expense as a result of more grants being outstanding in 2023 as compared to 2022 and higher legal fees.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense decreased $3.5 million (4%) primarily driven by a $2.0 million decrease in impairment charges in comparison to prior year, as well as assets becoming fully depreciated.

Gain on dispositions and lease terminations, net

During 2023 and 2022, respectively, we recorded $6.5 million and $3.5 million in net gains related to sites sold in connection with our ongoing real estate rationalization effort, partially offset by net losses on lease terminations and asset disposals.

Interest expense

Interest expense increased $11.6 million (36%), primarily due to an increase in interest rates (net of the impact of the interest rate swaps). In addition, we wrote off $1.1 million in deferred financing costs in the first quarter of 2023 as a result of the amendment and restatement of the CAPL Credit Facility and termination of the JKM Credit Facility.

Income tax expense

We recorded income tax expense of $2.5 million and $0.7 million for 2023 and 2022, respectively, driven by the income generated by our taxable subsidiaries.

Accretion of preferred membership interests

In connection with the issuance of preferred membership interests in March 2022 as further discussed in Note 18 to the financial statements, we recorded accretion in 2023 and 2022 of $2.5 million and $1.7 million, respectively.

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

Wholesale

The following table highlights the results of operations and certain operating metrics of our wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Year Ended December 31,
	2023	2022	2021
Gross profit:
Motor fuel gross profit	$72,680	$73,378	$70,221
Rent gross profit	50,873	50,852	50,736
Other revenues	5,248	6,509	3,721
Total gross profit	128,801	130,739	124,678
Operating expenses	(37,988)	(37,072)	(37,906)
Operating income	$90,813	$93,667	$86,772

Motor fuel distribution sites (end of period): (a)
Independent dealers (b)	632	663	666
Lessee dealers (c)	569	619	637
Total motor fuel distribution sites	1,201	1,282	1,303

Average motor fuel distribution sites	1,235	1,286	1,325

Volume of gallons distributed	842,636	844,486	931,288

Margin per gallon	$0.086	$0.087	$0.075

(a)
In addition, we distributed motor fuel to sub-wholesalers who distributed to additional sites.
(b)
The decrease in the independent dealer site count from December 31, 2022 to December 31, 2023 was primarily attributable to the net loss of contracts, partially offset by divestitures of certain lessee dealer sites but with continued fuel supply.
(c)
The decrease in the lessee dealer site count from December 31, 2022 to December 31, 2023 was primarily attributable to the conversion of certain lessee dealer sites to company operated sites, largely in the second quarter of 2023, the conversion of certain lessee dealer sites to commission sites, largely in the fourth quarter of 2023, and our real estate rationalization effort.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Gross profit decreased $1.9 million (1%) and operating income decreased $2.9 million (3%). These results were driven by:

Motor fuel gross profit

The $0.7 million (1%) decrease in motor fuel gross profit was primarily driven by a 1% decrease in our average fuel margin per gallon as compared to 2022 driven by lower terms discounts due to lower crude oil prices, partially offset by better sourcing costs as a result of brand consolidation and other initiatives. The average spot price of WTI crude oil decreased 18% from $94.90 per barrel in 2022 to $77.58 per barrel in 2023. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Volume was flat for 2023 as compared to 2022 due to the volume generated by the acquisition of assets from CSS offset by the net loss of independent dealer contracts and the conversion of certain lessee dealer sites to company operated and commission sites.

Rent gross profit

Rent gross profit was flat for 2023 as compared to 2022 primarily due to $2.1 million of rent increases from our customers as well as the reopening of closed sites, partially offset by a $2.1 million decrease in rent gross profit due to the conversion of certain lessee dealer sites to company operated sites.

Other revenues

Other revenues decreased $1.3 million (19%) due primarily to lower dealer contract termination fees and the conversion of certain lessee dealer sites to company operated and commission sites.

Operating expenses

Operating expenses increased $0.9 million (2%), primarily as a result of higher maintenance costs and management fees.

Retail

The following table highlights the results of operations and certain operating metrics of our retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands, except for the number of retail sites and per gallon amounts):

	Year Ended December 31,
	2023	2022	2021
Gross profit:
Motor fuel	$138,729	$146,546	$79,318
Merchandise	89,847	76,135	55,117
Rent	9,120	9,797	8,681
Other revenue	15,771	12,554	9,159
Total gross profit	253,467	245,032	152,275
Operating expenses	(156,758)	(137,636)	(96,173)
Operating income	$96,709	$107,396	$56,102

Retail sites (end of period):
Company operated retail sites (a)	296	255	252
Commission agents (b)	199	200	198
Total retail segment sites	495	455	450

Total retail segment statistics:
Volume of gallons sold	506,535	496,634	403,850
Average retail fuel sites	476	452	389
Margin per gallon, before deducting credit card fees and commissions	$0.369	$0.396	$0.280

Company operated site statistics:
Average retail fuel sites	283	253	187
Margin per gallon, before deducting credit card fees	$0.400	$0.426	$0.309
Merchandise gross profit percentage	28.4%	27.2%	26.4%

Commission site statistics:
Average retail fuel sites	193	199	202
Margin per gallon, before deducting credit card fees and commissions	$0.306	$0.336	$0.238

(a)
The increase in the company operated site count from December 31, 2022 to December 31, 2023 was primarily attributable to the conversion of certain lessee dealer and commission agent sites to company operated sites, largely during the second quarter of 2023.
(b)
The decrease in the commission agent site count from December 31, 2022 to December 31, 2023 was primarily attributable to the conversion of certain commission agent sites to company operated sites, largely during the first quarter of 2023, offset by the conversion of certain lessee dealer sites to commission sites, largely during the fourth quarter of 2023.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Gross profit increased $8.4 million (3%) and operating income decreased $10.7 million (10%). These results were driven by:

Gross profit

•
Our motor fuel gross profit decreased $7.8 million (5%) attributable to a 7% decrease in margin per gallon in 2023 compared to 2022 due to the steep drop in crude oil prices particularly during the third quarter of 2022. In addition, volume increased 2% due to the site count increase stemming from the conversion of certain lessee dealer sites to company operated and commission sites.
•
Our merchandise gross profit and other revenues increased $13.7 million (18%) and $3.2 million (26%), respectively, driven by an increase in the company operated site count due to the conversion of certain lessee dealer and commission agent sites to company operated sites, in addition to an increase in sales and margin percentage in our base business.

Operating expenses

Operating expenses increased $19.1 million (14%) driven by an increase in the company operated site count due to the conversion of certain lessee dealer and commission agent sites to company operated sites. In addition, store labor increased, in part due to expanding hours of operation at many of our company operated sites. Lastly, many other cost categories increased due primarily to inflation.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for the Distribution Coverage Ratio):

	Year Ended December 31,
	2023	2022	2021
Net income	$42,592	$63,696	$21,654
Interest expense	43,743	32,100	18,244
Income tax expense (benefit)	2,525	714	(3,225)
Depreciation, amortization and accretion expense	77,158	80,625	77,852
EBITDA	166,018	177,135	114,525
Equity-based employee and director compensation expense	3,031	2,294	1,311
Gain on dispositions and lease terminations, net (a)	(4,737)	(1,143)	(2,037)
Acquisition-related costs (b)	1,460	1,508	9,461
Adjusted EBITDA	165,772	179,794	123,260
Cash interest expense	(40,456)	(29,312)	(16,382)
Sustaining capital expenditures (c)	(7,654)	(7,164)	(4,161)
Current income tax expense (d)	(953)	(2,466)	(548)
Distributable Cash Flow	$116,709	$140,852	$102,169
Distributions paid on common units	$79,712	$79,625	$79,552
Distribution Coverage Ratio	1.46x	1.77x	1.28x

(a)
See "Results of Operations–Gain on Dispositions and Lease Terminations, net."
(b)
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
(d)
Excludes income tax incurred on the sale of sites.

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

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$117,083	$161,317	$95,468
Net cash used in investing activities	(28,181)	(46,398)	(298,690)
Net cash (used in) provided by financing activities	(99,966)	(106,513)	210,357

Operating Activities

Net cash provided by operating activities decreased $44 million in 2023 compared to 2022 primarily attributable to lower fuel margins in 2023 and an increase in interest expense driven by higher interest rates. In addition, changes in working capital decreased cash flow from operating activities by $20 million, primarily driven by the drop in crude oil prices particularly in the third quarter of 2022. Further, we paid $3 million in income taxes and received net refunds of income taxes of $3 million for 2023 and 2022, respectively.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as compared to the shorter settlement of receivables for fuel, rent and merchandise.

Investing Activities

In 2023, we incurred capital expenditures of $35 million driven by image upgrades funded primarily through incentives from our fuel suppliers, rebranding of certain sites, site upgrades, including store remodels and site purchases. We received $6 million in proceeds primarily from the sale of sites in connection with our real estate rationalization effort.

In 2022, we incurred capital expenditures of $30 million driven by site purchases, site upgrades, including store remodels, car wash build-outs, EMV upgrades and rebranding of certain sites, including the sites acquired from 7-Eleven. We paid $28 million in connection with the acquisition of assets from CSS and $2 million in connection with the closing of sites acquired from 7-Eleven. We received $13 million in proceeds primarily from the sale of sites in connection with our real estate rationalization effort.

Financing Activities

In 2023, we paid $80 million in distributions to our unitholders. We made net repayments of $9 million on our credit facility. We paid $7 million of deferred financing costs in connection with amending and restating the CAPL Credit Facility and terminating the JKM Credit Facility in the first quarter of 2023.

In 2022, we paid $80 million in distributions to our unitholders. We made net repayments of $48 million on our credit facilities. We received $24 million in net proceeds from the issuance of preferred membership interests during 2022.

Distributions

Distribution activity for 2023 was as follows (in thousands):

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2022	February 3, 2023	February 10, 2023	$0.5250	$19,918
March 31, 2023	May 3, 2023	May 10, 2023	0.5250	19,925
June 30, 2023	August 4, 2023	August 11, 2023	0.5250	19,934
September 30, 2023	November 3, 2023	November 10, 2023	0.5250	19,935
December 31, 2023	February 2, 2024	February 9, 2024	0.5250	19,941

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Debt

As of December 31, 2023, our debt and finance lease obligations consisted of the following (in thousands):

CAPL Credit Facility	$756,000
Finance lease obligations	11,064
Total debt and finance lease obligations	767,064
Current portion	3,083
Noncurrent portion	763,981
Deferred financing costs, net	10,101
Noncurrent portion, net of deferred financing costs	$753,880

See “Recent Developments—Amendment to CAPL Credit Facility” and Note 11 to the financial statements for information regarding the amendment of the CAPL Credit Facility and the termination of the JKM Credit Facility.

Taking the interest rate swap contracts into account, our effective interest rate on our CAPL Credit Facility at December 31, 2023 was 4.9% (our applicable margin was 2.25% as of December 31, 2023). Letters of credit outstanding under our CAPL Credit Facility at December 31, 2023 totaled $4.5 million. After taking into consideration debt covenant restrictions and the scheduled change in our maximum leverage ratio from 5.25:1.00 to 5.00:1.00 for the first quarter of 2024, the amount of availability under our CAPL Credit Facility at February 22, 2024 was $125.4 million.

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

Capital Expenditures

We make investments to expand, upgrade and enhance existing assets. We categorize our capital requirements as either sustaining capital expenditures, growth capital expenditures or acquisition capital expenditures. Sustaining capital expenditures are those capital expenditures required to maintain our long-term operating income or operating capacity. Growth capital expenditures, which include individual site purchases, and acquisition capital expenditures are those capital expenditures that we expect will increase our operating income or operating capacity over the long term. We have the ability to fund our capital expenditures by additional borrowings under our CAPL Credit Facility, or, if available to us on acceptable terms, accessing the capital markets and issuing additional equity, debt securities or other options, such as the sale of assets. Our ability to access the capital markets may have an impact on our ability to fund acquisitions. We may not be able to complete any offering of securities or other options on terms acceptable to us, if at all.

The following table outlines our capital expenditures and acquisitions (in thousands):

	Year Ended December 31,
	2023	2022	2021
Sustaining capital	$7,654	$7,164	$4,161
Growth	26,974	23,187	37,698
Acquisitions	—	29,594	272,983
Total capital expenditures and acquisitions	$34,628	$59,945	$314,842

Growth capital expenditures increased in 2023 as compared with 2022, primarily due to an increase in image upgrades that were funded primarily through incentives from our fuel suppliers, partially offset by a reduction in rebranding of certain sites, including the sites acquired from 7-Eleven.

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

As discussed previously, our CAPL Credit Facility matures March 31, 2028. In addition, we have finance lease obligations that expire in 2027 and operating leases that expire through 2041. See Note 11 to the financial statements for additional information on our debt and finance lease obligations, Note 12 for information on interest rate swap contracts and Note 13 for information on our operating lease obligations.

See Note 10 for information on AROs, Note 15 for information on environmental matters and Note 16 for information on minimum fuel volume purchase commitments and legal matters.

See Note 2 for information on our concentration risks related to our customers, fuel suppliers, fuel carriers and merchandise suppliers.

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

Our results for 2024 are anticipated to be impacted by the following:

•
We continue to consider the highest and best use class of trade for each of our properties, which may result in the conversion of sites from one class of trade to another and ultimately increases or decreases in the gross profit for the wholesale and retail segments.
•
Given increases in SOFR during 2023 and the timing of when certain interest rate swaps expire during 2024 and the rates that were locked in under those swaps, we anticipate higher interest expense in 2024 relative to 2023.

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

New Accounting Policies

No new accounting guidance significantly impacted our business in 2023. For information on our significant accounting policies, see Note 2 to the financial statements.

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

Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often because we must make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We believe the following policies to be the most critical in understanding the judgments that are involved in preparing our financial statements.

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

Asset Acquisitions and Business Combinations

When closing on an acquisition, we must first determine whether substantially all of the fair value of the set of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If this threshold is not met, we determine whether the set meets the definition of a business. We did not close any major acquisitions in 2023.

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

We account for asset acquisitions (i.e., transactions involving the acquisition of a set of assets that does not meet the definition of a business) in accordance with the guidance under ASC 805-50 and other applicable guidance. Asset acquisitions are generally accounted for by allocating the cost of the acquisition to the individual assets acquired and liabilities assumed on a relative fair value basis. Two of the key differences in accounting for transactions as asset acquisitions as compared to business combinations are summarized below:

•
Transaction costs are capitalized as a component of the cost of the assets acquired rather than expensed as incurred;
•
Goodwill is not recognized. Rather, any excess consideration transferred over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets acquired other than certain non-qualifying assets as defined in the guidance.

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

At both December 31, 2023 and 2022, we had goodwill totaling $99.4 million. Of the December 31, 2023 balance, $54.7 million was assigned to the wholesale reporting unit and $44.7 million was assigned to the retail reporting unit. After assessing the totality of events and circumstances, we determined that it is more likely than not that the fair value of our reporting units exceed their carrying amounts and therefore goodwill is not impaired at December 31, 2023 or 2022.

Tax Matters

As a limited partnership, we are not subject to federal and state income taxes. Income tax attributable to our taxable income generated by our nontaxable subsidiaries (including any dividend income from our corporate subsidiaries), which may differ significantly from income for financial statement purposes, is assessed at the individual limited partner unitholder level. We are subject to a statutory requirement that non-qualifying income, as defined by the Internal Revenue Code, cannot exceed 10% of total gross income for the calendar year. If non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. The non-qualifying income did not exceed the statutory limit in any annual period.

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

Interest Rate Risk

As of December 31, 2023, we had $756.0 million outstanding on our CAPL Credit Facility. Our outstanding borrowings bear interest at SOFR plus an applicable margin.

See Note 12 to the financial statements for information regarding the amendment of three interest rate swap contracts and the entry into six additional interest rate swap contracts.

Taking the interest rate swap contracts into account, our effective interest rate on our CAPL Credit Facility at December 31, 2023 was 4.9%. A one percentage point change in SOFR would impact annual interest expense by approximately $1.6 million.

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

A material amount of our total gallons purchased are subject to prompt payment discounts for prompt payment and other rebates and incentives, which are recorded within cost of sales. Prompt payment discounts are based on a percentage of the purchase price of motor fuel. As such, the dollar value of these discounts increases and decreases corresponding with motor fuel prices. Based on our current volumes, we estimate a $10 per barrel change in the price of crude oil would impact our annual wholesale motor fuel gross profit by approximately $2.6 million related to these payment discounts.

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

The management of CrossAmerica is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system was designed to provide reasonable assurance to the company’s management and Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. CrossAmerica management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 version. Based on our assessment, we believe that, as of December 31, 2023, the Partnership’s internal control over financial reporting is effective based on those criteria.

Attestation Report of the Independent Registered Public Accounting Firm

Grant Thornton LLP (PCAOB ID No. 248), our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2023. Their report dated February 26, 2024, expressed an unqualified opinion on our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors, General Partner and Limited Partners

CrossAmerica Partners LP

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CrossAmerica Partners LP (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2023 and 2022, the related consolidated statements of income, equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule I (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2024 expressed an unqualified opinion.

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

Charlotte, North Carolina

February 26, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors, General Partner and Limited Partners

CrossAmerica Partners LP

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of CrossAmerica Partners LP (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2023, and our report dated February 26, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Charlotte, North Carolina

February 26, 2024

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$4,990	$16,054
Accounts receivable, net of allowances of $709 and $686, respectively	31,185	30,825
Accounts receivable from related parties	437	743
Inventory	52,344	47,307
Assets held for sale	400	983
Current portion of interest rate swap contracts	9,321	13,827
Other current assets	9,845	8,667
Total current assets	108,522	118,406
Property and equipment, net	705,217	728,379
Right-of-use assets, net	148,317	164,942
Intangible assets, net	95,261	113,919
Goodwill	99,409	99,409
Deferred tax assets	759	2,779
Interest rate swap contracts, less current portion	687	3,401
Other assets	23,510	26,142
Total assets	$1,181,682	$1,257,377

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$3,083	$11,151
Current portion of operating lease obligations	34,787	35,345
Accounts payable	68,986	77,048
Accounts payable to related parties	10,180	7,798
Accrued expenses and other current liabilities	23,674	23,144
Motor fuel and sales taxes payable	20,386	20,813
Total current liabilities	161,096	175,299
Debt and finance lease obligations, less current portion	753,880	761,638
Operating lease obligations, less current portion	118,723	135,220
Deferred tax liabilities, net	12,919	13,367
Asset retirement obligations	47,844	46,431
Interest rate swap contracts	3,535	—
Other long-term liabilities	52,934	46,289
Total liabilities	1,150,931	1,178,244

Commitments and contingencies (Notes 15 and 16)

Preferred membership interests	27,744	26,156

Equity:
Common units— 37,983,154 and 37,937,604 units issued and outstanding at December 31, 2023 and 2022, respectively	(2,392)	36,508
Accumulated other comprehensive income	5,399	16,469
Total equity	3,007	52,977
Total liabilities and equity	$1,181,682	$1,257,377
The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars, except unit and per unit amounts)

	For the Year Ended December 31,
	2023	2022	2021
Operating revenues (a)	$4,386,263	$4,967,424	$3,579,259
Cost of sales (b)	4,003,995	4,591,653	3,302,306
Gross profit	382,268	375,771	276,953

Operating expenses:
Operating expenses (c)	194,746	174,708	134,079
General and administrative expenses	27,031	25,575	30,930
Depreciation, amortization and accretion expense	77,158	80,625	77,852
Total operating expenses	298,935	280,908	242,861
Gain on dispositions and lease terminations, net	4,737	1,143	2,037
Operating income	88,070	96,006	36,129
Other income, net	790	504	544
Interest expense	(43,743)	(32,100)	(18,244)
Income before income taxes	45,117	64,410	18,429
Income tax expense (benefit)	2,525	714	(3,225)
Net income	42,592	63,696	21,654
Accretion of preferred membership interests	2,488	1,726	—
Net income available to limited partners	$40,104	$61,970	$21,654

Earnings per common unit
Basic	$1.06	$1.63	$0.57
Diluted	$1.05	$1.63	$0.57

Weighted-average common units:
Basic	37,957,727	37,916,829	37,880,910
Diluted	38,119,461	38,059,774	37,884,124

Supplemental information:
(a) includes excise taxes of:	$295,762	$270,501	$228,764
(a) includes rent income of:	82,331	84,106	83,182
(b) excludes depreciation, amortization and accretion
(b) includes rent expense of:	22,338	23,457	23,765
(c) includes rent expense of:	15,460	15,254	13,531

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$42,592	$63,696	$21,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	77,158	80,625	77,852
Amortization of deferred financing costs	3,287	2,788	1,862
Credit loss expense	40	232	253
Deferred income tax expense (benefit)	1,572	(1,753)	(3,761)
Equity-based employee and director compensation expense	3,031	2,294	1,311
Gain on dispositions and lease terminations, net	(4,737)	(1,143)	(2,037)
Changes in operating assets and liabilities, net of acquisitions	(5,860)	14,578	(1,666)
Net cash provided by operating activities	117,083	161,317	95,468

Cash flows from investing activities:
Principal payments received on notes receivable	213	203	793
Proceeds from sale of assets	6,234	13,344	15,359
Capital expenditures	(34,628)	(30,351)	(41,859)
Cash paid in connection with acquisitions, net of cash acquired	—	(29,594)	(272,983)
Net cash used in investing activities	(28,181)	(46,398)	(298,690)

Cash flows from financing activities:
Borrowings under revolving credit facilities	240,900	114,100	194,895
Repayments on revolving credit facilities	(91,037)	(138,538)	(77,500)
Borrowings under the Term Loan Facility	—	1,120	182,460
Repayments on the Term Loan Facility	(158,980)	(24,600)	—
Net proceeds from issuance of preferred membership interests	—	24,430	—
Payments of finance lease obligations	(2,890)	(2,724)	(2,604)
Payments of deferred financing costs	(7,106)	(474)	(7,201)
Distributions paid on distribution equivalent rights	(241)	(202)	(141)
Withholding tax distributions paid on preferred membership interests	(900)	—	—
Distributions paid on common units	(79,712)	(79,625)	(79,552)
Net cash (used in) provided by financing activities	(99,966)	(106,513)	210,357
Net (decrease) increase in cash and cash equivalents	(11,064)	8,406	7,135

Cash and cash equivalents at beginning of period	16,054	7,648	513
Cash and cash equivalents at end of period	$4,990	$16,054	$7,648

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

	Limited Partners’ Interest
	Common Unitholders		AOCI	Total Equity
	Units	Dollars	Dollars	Dollars
Balance at December 31, 2020	37,868,046	$112,124	$(2,456)	$109,668
Net income	—	21,654	—	21,654
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	4,466	4,466
Realized loss on interest rate swap contracts reclassified from AOCI into interest expense	—	—	1,020	1,020
Total other comprehensive income	—	—	5,486	5,486
Comprehensive income	—	21,654	5,486	27,140
Issuance of units related to 2020 Bonus Plan	6,822	126	—	126
Tax effect from intra-entity transfer of assets	—	(1,094)	—	(1,094)
Vesting of equity awards, net of units withheld for tax	21,688	411	—	411
Distributions paid	—	(79,693)	—	(79,693)
Balance at December 31, 2021	37,896,556	53,528	3,030	56,558
Net income	—	63,696	—	63,696
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	17,336	17,336
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(3,897)	(3,897)
Total other comprehensive income	—	—	13,439	13,439
Comprehensive income	—	63,696	13,439	77,135
Issuance of units related to 2021 Bonus Plan	16,154	327	—	327
Vesting of equity awards, net of units withheld for tax	24,894	510	—	510
Accretion of preferred membership interests	—	(1,726)	—	(1,726)
Distributions paid	—	(79,827)	—	(79,827)
Balance at December 31, 2022	37,937,604	36,508	16,469	52,977
Net income	—	42,592	—	42,592
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	5,922	5,922
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(16,992)	(16,992)
Total other comprehensive income (loss)	—	—	(11,070)	(11,070)
Comprehensive income (loss)	—	42,592	(11,070)	31,522
Issuance of units related to 2022 Bonus Plan	15,346	322	—	322
Vesting of equity awards, net of units withheld for tax	30,204	627	—	627
Accretion of preferred membership interests	—	(2,488)	—	(2,488)
Distributions paid	—	(79,953)	—	(79,953)
Balance at December 31, 2023	37,983,154	$(2,392)	$5,399	$3,007

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. DESCRIPTION OF BUSINESS

Purchase of the General Partner by the Topper Group

The Topper Group controls the sole member of our General Partner and has the ability to appoint all of the members of the Board and to control and manage the operations and activities of the Partnership. As of February 22, 2024, the Topper Group has beneficial ownership of a 38.6% limited partner interest in the Partnership.

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
•
LGPR, which functions as our real estate holding company and holds assets that generate Qualifying Income under Section 7704(d) of the Internal Revenue Code;
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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

We consider all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which, for cash equivalents, approximates fair value due to their short-term maturity. We are potentially subject to financial instrument concentration of credit risk through our cash and cash equivalents. We maintain cash and cash equivalents with several major financial institutions and have approximately $3.5 million of cash and cash equivalents in excess of FDIC insurance limits at December 31, 2023. We have not experienced any losses on our cash and cash equivalents and do not believe we have significant credit risk.

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

We applied the if-converted method to the preferred membership interests in accordance with ASU 2020-06 for purposes of computing diluted earnings per unit.

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

The portion of derivative positions that are anticipated to settle within a year are included as a separate line item within current assets or current liabilities, while the portion of derivative positions that are anticipated to settle beyond a year are recorded as a separate line item within noncurrent assets or noncurrent liabilities, as applicable.

Cash inflows and outflows related to derivative instruments are included as a component of operating activities on the consolidated statements of cash flows, consistent with the classification of the hedged interest payments on our CAPL Credit Facility.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

See Note 12 for information related to our interest rate swap contracts.

Reclassifications

Certain reclassifications were made to prior year amounts to conform to the current year presentation. Such reclassifications had no effect on net income or total equity for any periods.

Concentration Risks

For 2023, 2022 and 2021, our wholesale business purchased approximately 80%, 81% and 80% of its motor fuel from four suppliers, respectively.

For 2023, 2022 and 2021, approximately 23%, 23% and 27% of our motor fuel gallons sold were delivered by two carriers, respectively.

For 2023, 2022 and 2021, approximately 18%, 21% and 19% of our rent income was from two multi-site operators, respectively.

For each of 2023, 2022 and 2021, approximately 49% of our merchandise was purchased from one supplier.

New Accounting Guidance Pending Adoption

In November 2023, the FASB issued ASU 2023-07, "Improvements in Reportable Segment Disclosures." The amendments in this new guidance improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. These new disclosures will be required in our Annual Report on Form 10-K for the year ending December 31, 2024 and interim and annual reports thereafter. Although we do not anticipate the impact of adopting this guidance will be material, it will affect our disclosures related to our reportable segments.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” The amendments in this new guidance require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. This new guidance also requires certain new disclosures such as income taxes paid disaggregated by federal, state and foreign taxes and further disaggregated by individual jurisdictions in which income taxes paid exceeds a quantitative threshold. This new guidance also eliminates certain previously required disclosures. We will adopt this new guidance effective January 1, 2025. Although we do not anticipate the impact of adopting this guidance will be material, it will affect our disclosures related to income taxes.

Note 3. PRIOR YEAR ACQUISITIONS

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Assets from 7-Eleven

On a rolling basis from June 2021 through February 2022, we closed on the acquisition of assets from 7-Eleven for a purchase price of $263.0 million plus working capital. The assets acquired related to the ownership and operations of 106 company operated sites (90 fee; 16 leased). We will pay $1.8 million of purchase price on or prior to February 8, 2027. We funded this acquisition through borrowings on the CAPL Credit Facility and the JKM Credit Facility as well as cash on hand.

Note 4. ASSETS HELD FOR SALE

We have classified two and three sites as held for sale at December 31, 2023 and 2022, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	December 31,
	2023	2022
Land	$240	$758
Buildings and site improvements	380	457
Equipment	418	333
Total	1,038	1,548
Less accumulated depreciation	(638)	(565)
Assets held for sale	$400	$983

The Partnership has continued to focus on divesting lower performing assets. During 2023, we sold 10 properties for $9.2 million in proceeds, resulting in a net gain of $6.5 million. The proceeds for 2023 include $3.8 million of proceeds that were initially placed in a Section 1031 exchange escrow account and used to purchase replacement properties. As such, these proceeds and capital expenditures were excluded from the statement of cash flows. During 2022, we sold 27 properties for $12.9 million in proceeds, resulting in a net gain of $3.5 million. During 2021, we sold 32 properties for $14.0 million in proceeds, resulting in a net gain of $4.1 million.

See Note 7 for information regarding impairment charges primarily recorded upon classifying sites within assets held for sale.

Note 5. RECEIVABLES

Changes in the allowance for credit losses consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$686	$458	$429
Increase in allowance charged to expense	40	232	253
Accounts charged against the allowance, net of recoveries	(17)	(4)	(224)
Balance at end of year	$709	$686	$458

Notes receivable totaled $1.0 million and $4.1 million at December 31, 2023 and 2022, respectively, and are included in other current assets and other noncurrent assets on the consolidated balance sheets.

Note 6. INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2023	2022
Merchandise	$26,081	$22,654
Motor fuel	26,263	24,653
Inventories	$52,344	$47,307

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 22 for information regarding the conversion of certain lessee dealer sites to company operated sites, which caused a significant portion of the increase in merchandise inventory.

Note 7. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Land	$326,571	$323,882
Buildings and site improvements	365,528	360,542
Leasehold improvements	16,434	15,312
Equipment	356,160	334,324
Construction in progress	4,462	6,514
Property and equipment, at cost	1,069,155	1,040,574
Accumulated depreciation and amortization	(363,938)	(312,195)
Property and equipment, net	$705,217	$728,379

Approximately $394 million of property and equipment, net was held for leasing purposes at December 31, 2023.

As discussed in Note 13, we lease sites under a lease with Getty Realty Corporation, for which the building and equipment components are classified as a finance lease. The right-of-use asset associated with this finance lease is included in the table above and totaled $5.4 million and $7.1 million at December 31, 2023 and 2022, respectively, net of accumulated amortization. Amortization of this right-of-use asset is included in depreciation, amortization and accretion expense on the consolidated statements of income and amounted to $1.7 million, $2.0 million and $2.1 million in 2023, 2022 and 2021, respectively.

Depreciation expense, including amortization of assets recorded under finance lease obligations, was approximately $54.5 million, $58.3 million and $56.1 million for 2023, 2022 and 2021, respectively. Included in these amounts are impairment charges primarily related to sites classified within assets held for sale totaling $0.8 million, $2.8 million and $7.7 million during 2023, 2022 and 2021, respectively.

Note 8. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	December 31, 2023			December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$234,501	$140,714	$93,787	$232,932	$120,168	$112,764
Trademarks/licenses	2,078	761	1,317	2,208	1,250	958
Covenant not to compete	200	43	157	650	453	197
Total intangible assets	$236,779	$141,518	$95,261	$235,790	$121,871	$113,919

Amortization expense was $20.7 million, $21.2 million and $20.0 million for 2023, 2022 and 2021, respectively. Aggregate amortization expense is expected to be $18.1 million, $16.1 million, $14.3 million, $12.4 million and $11.0 million for 2024, 2025, 2026, 2027 and 2028, respectively.

Note 9. GOODWILL

Goodwill consisted of the following (in thousands):

	Wholesale Segment	Retail Segment	Consolidated
Balance at December 31, 2023 and 2022	$54,675	$44,734	$99,409

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Taxes other than income	$7,439	$8,452
Capital expenditures and maintenance expenses	3,366	4,402
Current portion of environmental liabilities	3,394	3,011
Interest	2,483	1,764
Equity compensation	3,373	1,626
Professional fees	988	393
Other	2,631	3,496
Total accrued expenses and other current liabilities	$23,674	$23,144

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Security deposits	$17,749	$18,012
Deferred fuel supplier rebates (a)	25,979	18,697
Environmental liabilities	4,054	4,474
Purchase consideration payable (b)	1,800	1,800
Other	3,352	3,306
Total other long-term liabilities	$52,934	$46,289

(a) Increase is primarily driven by the renewal of contracts with certain fuel suppliers and the resulting incentives paid to us to support the cost of image upgrades at sites supplied by those fuel suppliers.

(b) Purchase consideration related to the acquisition of assets from 7-Eleven; see Note 3 for additional information.

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

A roll-forward of our asset retirement obligation is below (in thousands):

	December 31,
	2023	2022
Balance at beginning of year	$46,810	$45,749
Recognition of asset retirement obligations	196	327
Changes in estimated cash flows or settlement dates	(334)	(195)
Accretion	2,039	1,149
Obligations settled	(802)	(220)
Balance at end of year	47,909	46,810
Current portion, included within accrued expenses and other current liabilities	65	379
Long-term portion	$47,844	$46,431

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. DEBT

Our balances for long-term debt and finance lease obligations are as follows (in thousands):

	December 31,
	2023	2022
CAPL Credit Facility	$756,000	$606,137
JKM Credit Facility	—	158,980
Finance lease obligations	11,064	13,954
Total debt and finance lease obligations	767,064	779,071
Current portion	3,083	11,151
Noncurrent portion	763,981	767,920
Deferred financing costs, net	10,101	6,282
Noncurrent portion, net of deferred financing costs	$753,880	$761,638

As of December 31, 2023, future principal payments on debt and future minimum rental payments on finance lease obligations were as follows (in thousands):

	Debt	Finance Lease Obligations	Total
2024	$—	$3,396	$3,396
2025	—	3,495	3,495
2026	—	3,596	3,596
2027	—	1,210	1,210
2028	756,000	—	756,000
Total future payments	756,000	11,697	767,697
Less impact of discounting	—	633	633
Total future principal payments	756,000	11,064	767,064
Current portion	—	3,083	3,083
Long-term portion	$756,000	$7,981	$763,981

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

Borrowings under the credit facility bear interest, at the Partnership’s option, at (1) a rate equal to the secured overnight financing rate (“SOFR”), for interest periods of one, three or six months, plus a margin ranging from 1.75% to 2.75% per annum depending on the Partnership’s Consolidated Leverage Ratio (as defined in the CAPL Credit Facility) plus a customary credit spread adjustment or (2) (a) an alternative base rate equal to the greatest of (i) the federal funds rate plus 0.5% per annum, (ii) SOFR for one month interest periods plus 1.00% per annum or (iii) the rate of interest established by the Agent (as defined in the CAPL Credit Facility), from time to time, as its prime rate, plus (b) a margin ranging from 0.75% to 1.75% per annum depending on the Partnership’s Consolidated Leverage Ratio. In addition, the Partnership incurs a commitment fee based on the unused portion of the credit facility at a rate ranging from 0.25% to 0.45% per annum depending on the Partnership’s Consolidated Leverage Ratio.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The CAPL Credit Facility also contains certain financial covenants. The Partnership is required to maintain a Consolidated Leverage Ratio (as defined in the CAPL Credit Facility) of (i) for the fiscal quarter ending December 31, 2023, not greater than 5.25 to 1.00, (ii) for each fiscal quarter ending March 31, 2024, June 30, 2024 and September 30, 2024, not greater than 5.00 to 1.00, and (iii) for each fiscal quarter ending December 31, 2024 and thereafter, not greater than 4.75 to 1.00. For the quarter during a Specified Acquisition Period (as defined in the CAPL Credit Facility), such threshold will be increased by increasing the numerator thereof by 0.5, but such numerator may not exceed 5.25 to 1.00. Upon the occurrence of a Qualified Note Offering (as defined in the CAPL Credit Facility), the Consolidated Leverage Ratio threshold when not in a Specified Acquisition Period is increased to 5.25 to 1.00, while the Specified Acquisition Period threshold is 5.50 to 1.00. Upon the occurrence of a Qualified Note Offering, the Partnership is also required to maintain a Consolidated Senior Secured Leverage Ratio (as defined in the CAPL Credit Facility) for the most recently completed four fiscal quarter period of not greater than 3.75 to 1.00. Such threshold is increased to 4.00 to 1.00 for the quarter during a Specified Acquisition Period. The Partnership is also required to maintain a Consolidated Interest Coverage Ratio (as defined in the CAPL Credit Facility) of at least 2.50 to 1.00.

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

Taking the interest rate swap contracts described in Note 12 into account, our effective interest rate on our CAPL Credit Facility at December 31, 2023 was 4.9% (our applicable margin was 2.25% as of December 31, 2023). See Note 12 for information regarding additional interest rate swap contracts entered into in April 2023 and November 2023, respectively.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Letters of credit outstanding at December 31, 2023 and December 31, 2022 totaled $4.5 million and $4.6 million, respectively.

As of December 31, 2023, we were in compliance with our financial covenants under the CAPL Credit Facility. The amount of availability under the CAPL Credit Facility at December 31, 2023, after taking into consideration debt covenant restrictions, was $164.5 million.

In connection with amending the CAPL Credit Facility and terminating the JKM Credit Facility, the Partnership wrote off $1.1 million of deferred financing costs in the first quarter of 2023.

Finance Lease Obligations

In May 2012, the Predecessor Entity entered into a 15-year master lease agreement with renewal options of up to an additional 20 years with Getty Realty Corporation. Since then, the agreement has been amended from time to time to add or remove sites. As of December 31, 2023, we lease 108 sites under this lease with a weighted-average remaining lease term of 3.3 years. We pay fixed rent, which increases 1.5% per year. In addition, the lease requires variable lease payments based on gallons of motor fuel sold.

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

The weighted-average discount rate for this finance lease obligation at December 31, 2023 and 2022 was 3.5%. Interest on this finance lease obligation amounted to $0.4 million, $0.5 million and $0.6 million for 2023, 2022 and 2021, respectively.

Note 12. INTEREST RATE SWAP CONTRACTS

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

In April and November 2023, we entered into a total of six additional interest rate swap contracts as summarized below (in thousands):

Type	Notional Amount	Termination Date	Fixed Rate
Spot starting	$50,000	March 30, 2028	3.287%
Spot starting	100,000	March 31, 2028	3.287%
Spot starting	50,000	April 8, 2028	3.282%
Forward starting April 1, 2024	100,000	April 1, 2028	2.932%
Spot starting	80,000	March 31, 2028	4.105%
Spot starting	20,000	March 31, 2028	4.121%

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of our interest rate swap contracts have been designated as cash flow hedges and are expected to be highly effective.

The fair value of each of these interest rate swap contracts was reported as a separate line item within current assets, noncurrent assets and noncurrent liabilities, as applicable. See Note 17 for additional information on the fair value of the interest rate swap contracts.

We report the unrealized gains and losses on our interest rate swap contracts designated as highly effective cash flow hedges as a component of other comprehensive income and reclassify such gains and losses into earnings in the same period during which the hedged interest expense is recorded. We recognized a net realized gain (loss) from settlements of the interest rate swap contracts of $17.0 million, $3.9 million and ($1.0) million for 2023, 2022 and 2021, respectively.

We currently estimate that a gain of $8.2 million will be reclassified from accumulated other comprehensive income into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Note 13. OPERATING LEASES

Operating Leases of Sites as Lessee

We lease 442 sites from third parties under certain non-cancelable operating leases that expire from time to time through 2041. The weighted-average remaining lease term was 4.5 years as of December 31, 2023.

Lease expense was classified in the consolidated statements of income as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of sales	$22,338	$23,457	$23,765
Operating expenses	15,460	15,254	13,531
General and administrative expenses	995	931	1,331
Total	$38,793	$39,642	$38,627

Variable lease payments based on inflation or fuel volume included in the table above totaled $4.6 million, $4.4 million and $4.2 million for 2023, 2022 and 2021, respectively. Short-term lease payments included in the table above that are excluded from the lease liability amounted to $0.2 million, $0.2 million and $0.1 million for 2023, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of lease liabilities under operating leases totaled $34.0 million, $35.0 million and $34.3 million for 2023, 2022 and 2021, respectively.

As of December 31, 2023, future minimum rental payments under operating leases, excluding variable lease payments or short-term payments, were as follows (in thousands). The weighted-average discount rate as of December 31, 2023 and 2022 was 5.8% and 6.0%, respectively.

	Third Parties	Related Parties	Total
2024	$25,796	$10,152	$35,948
2025	23,565	10,310	33,875
2026	20,510	10,395	30,905
2027	16,202	8,953	25,155
2028	11,806	8,382	20,188
Thereafter	28,745	9,350	38,095
Total future payments	126,624	57,542	184,166
Less impact of discounting			30,656
			153,510
Current portion			34,787
Long-term portion			$118,723

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Most lease agreements include provisions for renewals. We generally do not include renewal options in our lease term for purposes of measuring our lease liabilities and right-of-use assets unless the sublease to our customer extends beyond the term of the head lease.

Of our leased sites, we operate 127 of them as company operated sites. Substantially all the remaining leased sites are subleased to lessee dealers or commission agents under leases with terms generally ranging from one to ten years and which may include renewal options. Sublease rental income amounted to $35.3 million, $35.4 million and $34.5 million for 2023, 2022 and 2021, respectively.

Operating Leases of Sites as Lessor

Motor fuel stations are leased to tenants under operating leases with various expiration dates ranging through 2037. Most lease agreements include provisions for renewals. We generally do not include renewal options in our lease term. Future minimum rental payments under non-cancelable operating leases with third parties as of December 31, 2023 were as follows (in thousands):

2024	$45,941
2025	38,157
2026	27,715
2027	18,232
2028	12,002
Thereafter	13,143
Total future minimum lease payments	$155,190

The future minimum rental payments presented above do not include contingent rent based on future inflation, future revenues or volumes of the lessee, or non-lease components for amounts that may be received as tenant reimbursements for certain operating costs.

Deferred rent income from straight-line rent relates to the cumulative amount by which straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement and totaled $5.0 million and $5.1 million at December 31, 2023 and 2022, respectively.

Note 14. RELATED PARTY TRANSACTIONS

Transactions with Affiliates of Members of the Board

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from TopStar, an entity affiliated with the Topper Group, were $50.7 million, $74.2 million and $58.0 million for 2023, 2022 and 2021, respectively. Accounts receivable from TopStar were $0.4 million and $0.7 million at December 31, 2023 and 2022, respectively.

CrossAmerica leases real estate from the Topper Group. Rent expense under these lease agreements was $10.3 million, $10.0 million and $9.3 million for 2023, 2022 and 2021, respectively. Generally, rent payable under these leases increases by 1.5% per year through the 10-year term expiring in April 2030. Generally, there are four five-year renewal options under these leases.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Omnibus Agreement will continue in effect until terminated in accordance with its terms. The Topper Group has the right to terminate the Omnibus Agreement at any time upon 180 days’ prior written notice, and the General Partner has the right to terminate the Omnibus Agreement at any time upon 60 days’ prior written notice.

We incurred expenses under the Omnibus Agreement, including costs for store level personnel at our company operated sites as well as other cost reimbursements, totaling $108.5 million, $91.7 million and $67.3 million for 2023, 2022 and 2021, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statements of income. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Omnibus Agreement totaled $8.4 million and $6.1 million at December 31, 2023 and 2022, respectively.

Common Unit Distributions and Other Equity Transactions

We distributed $30.8 million, $30.7 million and $34.7 million to the Topper Group related to its ownership of our common units during 2023, 2022 and 2021, respectively.

We distributed $10.5 million, $10.5 million and $6.2 million to affiliates of John B. Reilly, III, a member of our Board, related to their ownership of our common units for 2023, 2022 and 2021, respectively.

See Note 18 for information regarding the preferred membership interests held by related parties.

Maintenance and Environmental Costs

Certain maintenance and environmental remediation activities are performed by an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $2.6 million, $2.0 million and $2.2 million for 2023, 2022 and 2021, respectively. Accounts payable to this related party amounted to $0.3 million at each of December 31, 2023 and 2022.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board. Merchandise costs amounted to $20.8 million, $21.1 million and $19.7 million for 2023, 2022 and 2021, respectively. Amounts payable to this related party amounted to $1.4 million at each of December 31, 2023 and 2022.

Vehicle Lease

In connection with the services rendered under the Omnibus Agreement, we lease certain vehicles from an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. Lease expense was $0.2 million for 2023 and $0.1 million for 2022 and 2021.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We lease office space from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $1.0 million, $0.9 million and $1.3 million for 2023, 2022 and 2021, respectively.

Public Relations and Website Consulting Services

We have engaged a company affiliated with John B. Reilly, III, a member of our Board, for public relations and website consulting services. The cost of these services amounted to $0.1 million for 2023, 2022 and 2021.

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

The table below presents a roll-forward of our environmental liabilities (in thousands):

	2023	2022
Balance at beginning of year	$7,485	$5,376
Provision for new environmental losses	1,161	4,291
Changes in estimates for previously incurred losses	2,028	33
Payments	(3,226)	(2,215)
Balance at end of year	7,448	7,485
Current portion, included within accrued expenses and other current liabilities	3,394	3,011
Long-term portion, included within other long-term liabilities	$4,054	$4,474

At December 31, 2023 and 2022, we were indemnified by third-party escrow funds, state funds or insurance totaling $5.3 million and $5.2 million, respectively, which are recorded as indemnification assets and included within other current and other noncurrent assets on the consolidated balance sheets. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. The following provides total annual future minimum volume purchase requirements (in thousands of gallons):

2024	652,623
2025	573,175
2026	566,363
2027	568,759
2028	503,178
Thereafter	906,639
Total	3,770,737

In the event we fail to purchase the required minimum volume for a given contract year, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given year. We did not incur any significant penalties in 2023, 2022 or 2021.

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

Financial Instruments

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of December 31, 2023 and 2022 due to the short-term maturity of these instruments. The fair value of borrowings under the CAPL Credit Facility approximated its carrying value as of December 31, 2023 and 2022 due to the frequency with which interest rates are reset and the consistency of the market spread.

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

The net proceeds received by Holdings in its sale of the Series A Preferred Interests were contributed to CAPL JKM Partners, which in turn used such net proceeds to prepay a portion of the outstanding indebtedness under the Term Loan Facility. See Note 11 for additional information on the termination of the Term Loan Facility.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on an evaluation of the relevant terms and provisions within the Series A Investment Agreement, the Holdings Operating Agreement, the CAPL Credit Facility as well as an analysis of the economic characteristics and risks of the Series A Preferred Interests, management concluded that the Series A Preferred Interests are more akin to equity as opposed to debt and thus, in accordance with ASC 480, the preferred membership interests are to be presented in mezzanine equity on the consolidated balance sheet and the carrying amount will be accreted to the Exchange Price over time. We recorded accretion of the preferred membership interests of $2.5 million and $1.7 million for 2023 and 2022, respectively. We paid income tax distributions related to the preferred membership interests totaling $0.9 million during 2023.

Note 19. EQUITY-BASED COMPENSATION

On October 23, 2022, the CrossAmerica Partners LP 2022 Incentive Award Plan (the "2022 Plan") became effective, replacing the prior plan. The maximum number of common units that may be delivered with respect to awards under the 2022 Plan was the sum of (i) 1,400,000, (ii) the number of common units that remain available for grant under the prior plan (424,066 common units) and (iii) the number of common units that are subject to or underlie awards which expire or for any reason are cancelled, terminated, forfeited, fail to vest, or for any other reason are not paid or delivered in common units under the Prior Plan (and as permitted by the Prior Plan) following the Effective Date. Generally, the 2022 Plan provides for grants of restricted units, unit options, performance awards, phantom units, unit payment, unit appreciation rights, and other unit-based awards, with various limits and restrictions attached to these awards on a grant-by-grant basis. The 2022 Plan is administered by the Board or a committee thereof.

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

The table below summarizes our equity-based award activity:

	Employees	Directors	Employees
			Phantom
			Performance
			Awards
	Phantom Units	Phantom Units	Initial Target Value
Nonvested at December 31, 2021	72,033	16,260	$1,673
Granted	35,840	15,205	854
Forfeited	(10,201)	—	(197)
Vested	(12,118)	(16,260)	—
Nonvested at December 31, 2022	85,554	15,205	$2,330
Granted	40,594	20,470	966
Forfeited	(2,779)	—	—
Vested	(19,816)	(16,181)	—
Nonvested at December 31, 2023	103,553	19,494	$3,296

Phantom Units

In July 2023, the Partnership granted 3,249 phantom units to each of six non-employee directors of the Board. Such awards will vest in July 2024, conditioned upon continuous service as non-employee directors. These awards were accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of our common units.

During the fourth quarter of 2023, the Partnership granted 34,051 phantom units to employees of the Topper Group. Of these awards, 50% vest ratably over three years through December 31, 2026 and 50% vest upon the employee’s death, disability or retirement. These awards were accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of our common units.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-Based Awards

During the fourth quarter of 2023, the Partnership granted performance-based awards with an initial target value of $0.9 million. The performance-based awards vest on December 31, 2026, based on attainment of the performance goals set forth in the award agreements. The performance-based awards are weighted 65% for the increase of funds flow from operations per unit (as defined in the award agreements) and 35% for leverage (as defined in the award agreements), with a performance period from January 1, 2024 to December 31, 2026 and with 2023 being the reference period. The payout value for both performance conditions will be interpolated on a linear basis ranging from 0% to 200%, which will then be multiplied by the initial target value to determine the value of the units to be issued. The value of the units will then be divided by the 20-day volume-weighted average closing price of our common units as of the close of trading on the day before the conversion date to determine the actual number of units to be issued.

Overall

Since we grant awards to employees of the Topper Group who provide services to us under the Omnibus Agreement and non-employee directors of the Board, and since the grants may be settled in cash at the discretion of our Board, unvested phantom units and unvested performance-based awards receive fair value variable accounting treatment. As such, they are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. The balance of the accrual was $4.0 million and $2.2 million at December 31, 2023 and 2022, respectively.

We record equity-based compensation as a component of general and administrative expenses in the consolidated statements of income. Equity-based compensation expense was $3.0 million, $2.3 million and $1.3 million for 2023, 2022 and 2021, respectively.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of income tax expense related to net income were as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Current
U.S. federal	$502	$1,976	$329
U.S. state	451	491	207
Total current	953	2,467	536

Deferred
U.S. federal	946	(2,236)	(3,927)
U.S. state	626	483	166
Total deferred	1,572	(1,753)	(3,761)
Income tax expense (benefit)	$2,525	$714	$(3,225)

The difference between the actual income tax provision and income taxes computed by applying the U.S. federal statutory rate to earnings (losses) before income taxes is attributable to the following (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Consolidated income from continuing operations before income taxes - all domestic	$45,117	$64,410	$18,429
Income from continuing operations before income taxes of non-taxable entities	(34,797)	(65,466)	(37,072)
Income (loss) from continuing operations before income taxes of corporate entities	10,320	(1,056)	(18,643)
Federal income tax expense (benefit) at statutory rate	2,167	(222)	(3,915)
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	421	974	372
Other	(63)	(38)	318
Total income tax expense (benefit)	$2,525	$714	$(3,225)

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2023	2022
Deferred income tax assets:
Operating and finance lease obligations	$29,193	$33,318
Asset retirement obligations	11,045	10,745
Intangible assets	7,887	8,505
Net operating losses (a)	5,331	5,913
Other assets and liabilities	7,394	6,678
Total deferred income tax assets	60,850	65,159

Deferred income tax liabilities:
Deferred rent income	841	855
Property and equipment	46,223	45,440
Right-of-use assets	25,946	29,452
Total deferred income tax liabilities	73,010	75,747
Net deferred income tax liabilities	$12,160	$10,588
(a)
Includes a federal deferred tax asset of $3.7 million related to a $16.7 million federal net operating loss that has no expiration.

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

We did not have unrecognized tax benefits at December 31, 2023 or 2022. Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We had no material interest and penalties for 2023, 2022 and 2021.

We file income tax returns with the U.S. federal government as well as the many state jurisdictions in which we operate. The statute remains open for tax years 2020 through 2023; therefore, these years remain subject to examination by federal, state and local jurisdiction authorities.
Note 21. NET INCOME PER LIMITED PARTNER UNIT

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per common unit for the following periods (in thousands, except unit and per unit amounts):

	Years Ended December 31,
	2023	2022	2021
Numerator:
Distributions paid on common units	$79,712	$79,625	$79,552
Allocation of distributions in excess of net income	(39,608)	(17,655)	(57,898)
Limited partners’ interest in net income - basic and diluted	$40,104	$61,970	$21,654
Denominator:
Weighted average common units outstanding - basic	37,957,727	37,916,829	37,880,910
Adjustment for phantom and phantom performance units(a)	161,734	142,945	3,214
Weighted average common units outstanding - diluted	38,119,461	38,059,774	37,884,124
Net income per common unit - basic	$1.06	$1.63	$0.57
Net income per common unit - diluted	$1.05	$1.63	$0.57

Distributions paid per common unit	$2.1000	$2.1000	$2.1000
Distributions declared (with respect to each respective period) per common unit	$2.1000	$2.1000	$2.1000

(a)
For 2023 and 2022, 1,203,481 and 835,551 potentially dilutive units related to the preferred membership interests were excluded from the calculation of diluted earnings per unit for 2023 and 2022, respectively, because including them would have been antidilutive.

Distributions

Quarterly distribution activity to common unitholders for 2023 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2022	February 3, 2023	February 10, 2023	0.5250	19,918
March 31, 2023	May 3, 2023	May 10, 2023	0.5250	19,925
June 30, 2023	August 4, 2023	August 11, 2023	0.5250	19,934
September 30, 2023	November 3, 2023	November 10, 2023	0.5250	19,935
December 31, 2023	February 2, 2024	February 9, 2024	0.5250	19,941

CROSSAMERICA PARTNERS LP

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

During 2023, we converted 37 sites from lessee dealer and independent dealer sites in the wholesale segment to company operated sites in the retail segment.

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Year Ended December 31, 2023
Revenues from fuel sales to external customers	$2,215,110	$1,751,846	$—	$3,966,956
Revenues from food and merchandise sales	—	315,957	—	315,957
Rent income	69,693	12,638	—	82,331
Other revenue	5,248	15,771	—	21,019
Total revenues	$2,290,051	$2,096,212	$—	$4,386,263
Operating income (loss)	$90,813	$96,709	$(99,452)	$88,070

Year Ended December 31, 2022
Revenues from fuel sales to external customers	$2,612,258	$1,971,806	$—	$4,584,064
Revenues from food and merchandise sales	—	280,191	—	280,191
Rent income	71,322	12,784	—	84,106
Other revenue	6,509	12,554	—	19,063
Total revenues	$2,690,089	$2,277,335	$—	$4,967,424
Operating income (loss)	$93,667	$107,396	$(105,057)	$96,006

Year Ended December 31, 2021
Revenues from fuel sales to external customers	$2,067,992	$1,206,082	$—	$3,274,074
Revenues from food and merchandise sales	—	209,123	—	209,123
Rent income	71,536	11,646	—	83,182
Other revenue	3,721	9,159	—	12,880
Total revenues	$2,143,249	$1,436,010	$—	$3,579,259
Operating income (loss)	$86,772	$56,102	$(106,745)	$36,129

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Receivables relating to the revenue streams above are as follows (in thousands):

	December 31,
	2023	2022
Receivables from fuel and merchandise sales	$28,467	$28,959
Receivables for rent and other lease-related charges	3,155	2,609
Total accounts receivable	$31,622	$31,568

Performance obligations are satisfied as fuel is delivered to the customer and as merchandise is sold to the consumer. Many of our fuel contracts with our customers include minimum purchase volumes measured on a monthly basis, although revenue from such shortfalls is not material. Receivables from fuel are recognized on a per-gallon rate and are generally collected within 10 days of delivery.

The balance of unamortized costs incurred to obtain certain contracts with customers was $10.0 million and $10.9 million at December 31, 2023 and 2022, respectively. Amortization of such costs is recorded against operating revenues and amounted to $1.9 million, $1.7 million and $1.5 million for 2023, 2022 and 2021, respectively

Receivables from rent and other lease-related charges are generally collected at the beginning of the month.

Note 23. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Decrease (increase):
Accounts receivable	$124	$840	$(5,336)
Accounts receivable from related parties	306	406	(218)
Inventories	(5,037)	(873)	(10,307)
Other current assets	(3,193)	3,471	390
Other assets	(580)	(137)	(2,385)
Increase (decrease):
Accounts payable	(8,589)	9,271	2,727
Accounts payable to related parties	2,157	(38)	1,999
Accrued expenses and other current liabilities	(805)	1,012	(1,378)
Motor fuel and taxes payable	(427)	(1,772)	2,850
Other long-term liabilities	10,184	2,398	9,992
Changes in operating assets and liabilities, net of acquisitions	$(5,860)	$14,578	$(1,666)

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions and other non-cash activity.

Supplemental disclosure of cash flow information (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Cash paid for interest	$40,051	$29,030	$16,196
Cash paid (refunded) for income taxes, net	2,853	(3,171)	331

Supplemental schedule of non-cash investing and financing activities (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Accrued capital expenditures	$1,803	$2,320	$2,048
Lease liabilities arising from obtaining right-of-use assets	12,697	23,997	30,460
Accretion of preferred membership interests	2,488	1,726	—
Assets acquired with proceeds from Section 1031 exchanges	3,812	—	—

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24. SUBSEQUENT EVENTS

On January 26, 2024, we entered into an agreement (“Applegreen Purchase Agreement”) to acquire certain assets from Applegreen Midwest, LLC and Applegreen Florida, LLC (collectively, the “Sellers”) (the “Applegreen Acquisition”). The assets will be acquired via the termination of the Partnership’s existing lease agreements with the Sellers at 59 locations, for total consideration of $16.9 million. The Partnership will also acquire for cash the inventory at the locations. The terms of the Partnership’s existing leases with Applegreen Midwest, LLC and Applegreen Florida, LLC can be extended to 2049 and 2048, respectively, including all renewal options. The termination of the existing lease agreements pursuant to the Applegreen Purchase Agreement is contemplated to occur during the first and second quarters of 2024 and is subject to customary closing conditions. In addition, the Applegreen Purchase Agreement contains customary representations and warranties of the parties as well as indemnification obligations by the Sellers and the Partnership, respectively, to each other. This transaction will result in the conversion of these lessee dealer sites to company operated sites.

On February 20, 2024, in connection with the Applegreen Acquisition, we entered into an amendment (the “Amendment”) to the CAPL Credit Facility. The Amendment, among other things, modifies the definition of Consolidated EBITDA contained in the CAPL Credit Facility to permit the full addback of certain lease termination expenses incurred in connection with the Applegreen Acquisition and the addback of other lease termination expenses incurred in connection with future transactions, subject to certain terms and conditions. The Amendment does not become effective until the closing of at least one transaction under the Applegreen Purchase Agreement. All other terms and conditions of the CAPL Credit Facility remain in full force and effect.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

(c)
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers of the General Partner

Current Directors and Executive Officers	Age (1)	Position with our General Partner
Joseph V. Topper, Jr.	68	Chairman of the Board
John B. Reilly, III	62	Vice Chairman of the Board
Justin A. Gannon	74	Director
Thomas E. Kelso (2)	71	Director
Mickey Kim	65	Director
Keenan D. Lynch	35	Director, General Counsel and Chief Administrative Officer
Charles M. Nifong, Jr.	50	Director, President and Chief Executive Officer
Maura Topper	37	Director, Chief Financial Officer
Kenneth G. Valosky	63	Director
David F. Hrinak	67	Executive Vice President
Robert Brecker (3)	56	Executive Vice President of Operations of the Partnership's Subsidiaries
(1)
As of December 31, 2023.
(2)
Mr. Kelso was appointed Director effective February 24, 2023.
(3)
Mr. Brecker was designated an executive officer of the Partnership's subsidiaries on April 20, 2023.

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

Justin A. Gannon has served as a director on the Board and Chairman of its audit committee and member of its conflicts committee since October 2014. Mr. Gannon has acted as an independent consultant and private investor since September 2013. From February 2003 through August 2013, he served in various roles at Grant Thornton LLP, including as National Leader of Merger and Acquisition Development from June 2011 through August 2013, Central Region Managing Partner from January 2010 through June 2011, Office Managing Partner in Houston, Texas from August 2007 through June 2011 and Office Managing Partner in Kansas City, Missouri from August 2005 to July 2007. From 1971 through 2002, Mr. Gannon worked at Arthur Andersen LLP, the last 21 years as an audit partner. From December 2014 until October 2020, Mr. Gannon served on the board of directors of California Resources Corporation (NYSE: CRC) and as chair of the audit committee and member of the compensation committee. Mr. Gannon also served on the board of directors of Vantage Energy Acquisition Corp. (NASDAQ: VEACU) and as chairman of the audit committee and a member of the compensation committee from April 2017 until its dissolution in April 2019. He is a former chairman of the board of directors of American Red Cross Chapters in the Tulsa, Oklahoma and San Antonio, Texas areas. Mr. Gannon received a bachelor’s degree in Accounting from Loyola Marymount University and is a Certified Public Accountant licensed in California (retired status) and Texas.

Thomas E. Kelso has served as a director on the Board and a member of the audit and conflicts committee since February 24, 2023. He co-founded and operated Ocean Petroleum Co., Inc., a petroleum distributorship and then joined Matrix Capital Markets Group, Inc. in 1997 and created the firm’s Downstream Energy and Convenience Retail Investment Banking Group. He served as Group Head until he became President of the firm in 2017. In addition, Mr. Kelso served as Head of Matrix’s Corporate Recovery and Special Situations Groups. Prior to that, Mr. Kelso managed scores of petroleum distribution and convenience store transactions and has been a frequent speaker at various industry trade group meetings discussing topics related to capital formation and mergers and acquisitions. Mr. Kelso retired from Matrix at the end of 2022. He continues to hold Series 79, 63, 24 and 99 FINRA securities licenses. He currently serves as Chairman of the Kelso Bishop Family Foundation. He also serves as Chairman of An America United, Inc. and Change Maryland, Inc. Previously, Mr. Kelso was Chairman of the Maryland Stadium Authority, Chairman of the 2018 Hogan Rutherford Re-election Campaign, Chairman of both of Governor Hogan’s inaugural committees (2014 & 2018), Vice Chairman of the Foundation for the Preservation of Government House Maryland, Chairman of the Maryland Public Policy Institute and Director and Chairman of the John Carroll School. Mr. Kelso attended the University of Baltimore and The Johns Hopkins University where he majored in accounting. While enrolled in John Hopkins, he served as Business Manager of the Evening College and Summer Session.

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

Robert Brecker was appointed Executive Vice President of Operations effective January 20, 2022, and was designated an executive officer of the Partnership’s Subsidiaries, April 20, 2023. Prior to that he served as Director of Facilities from November 19, 2019, to January 19, 2022. He also held several positions with Dunne Manning (previously Lehigh Gas) since 2008, serving as President of Dunne Manning Stores from 2014 to 2017. Before 2008 Mr. Brecker was the Operations Manager for Top Star Express, a convenience store chain in the Lehigh Valley. He has held Territory Manager and Marketing Representative positions with Mobil Oil and Amerada Hess through the 1990s. He started his career in the industry as a Store Manager for Atlantic Petroleum (Aplus) in 1988. Mr. Brecker has a bachelor’s degree from Temple University.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

We do not directly employ or compensate any of our executive officers, including our named executive officers who were serving as our executive officers at the end of the fiscal year ended December 31, 2023 (“NEOs”), or other employees who provide services necessary for managing our business. Under our Partnership Agreement, the General Partner manages our operations and activities on our behalf. Our General Partner also does not directly employ any of its executive officers or other employees. For our fiscal year ending December 31, 2023, our executive officers, including our NEOs, as more fully described below, were employed and compensated by an affiliate of the Topper Group.

For 2023, the provision of management services by, and payment to, the Topper Group was governed by the Omnibus Agreement.

Named Executive Officers

For 2023, our NEOs were:

•
Charles M. Nifong, Jr. – Mr. Nifong has served as our Chief Executive Officer and President since November 19, 2019.
•
Maura Topper – Ms. Topper has served as our Chief Financial Officer since August 11, 2021, during which 90% of Ms. Topper’s time was allocated to the Partnership.
•
David F. Hrinak – Mr. Hrinak has served as our Executive Vice President of Wholesale from February 14, 2020 through January 19, 2022 and our Executive Vice President since January 20, 2022. During 2023, 95% of Mr. Hrinak’s time was allocated to the Partnership.
•
Keenan D. Lynch – Mr. Lynch has served as our General Counsel since February 24, 2020 and Chief Administrative Officer since January 20, 2022. He previously served as Corporate Secretary from November 19, 2019 through January 19, 2022. During 2023, 85% of Mr. Lynch’s time was allocated to the Partnership.
•
Robert Brecker – Mr. Brecker has served as our Executive Vice President of Operations of the Partnership's Subsidiaries since January 20, 2022, and was designated an executive officer of the Partnership's subsidiaries on April 20, 2023. During 2023, 95% of Mr. Brecker's time was allocated to the Partnership.

The Partnership does not determine the compensation for its NEOs. For 2023, the compensation philosophy and practices of the Topper Group were used to determine the compensation of the NEOs and all compensation decisions were in the sole discretion of the Topper Group. The compensation philosophy and practices of the Topper Group were used to determine the total compensation of the NEOs and all compensation decisions were in the sole discretion of the Topper Group.

The compensation philosophies and practices of the Topper Group during 2023 are described below in this Compensation Discussion and Analysis, and the compensation actually awarded by the Topper Group to the NEOs for their services to the Partnership during 2023 is set out in the accompanying Summary Compensation Table and related compensation tables that follow this Compensation Discussion and Analysis.

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

Element	Description	Objectives
Base salary	Annual base salary is based on the functional responsibilities and competences of the executives	Attract, retain and motivate executives
2023 Performance Based Bonus Compensation Policy	Performance based target bonus compensation policy ranging from 50% to 100% of base salary, which payment is determined by financial and operational objectives

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

Performance payouts also vary depending on the achievement of special measurable objectives that are key to the financial success of the company

Align long-term interests of executives with those of the Partnership and its unitholders

Base Salary

The human resources department of the Topper Group approved the following annualized base salaries for the 2023 fiscal year:

Name	2023 Annual Base Salary ($) (1)
Charles M. Nifong, Jr.	500,000
Maura Topper	325,000
David F. Hrinak	233,000
Keenan D. Lynch	300,000
Robert Brecker	325,000

(1)
The amount shown represents annualized base salary, not the portion allocated to the Partnership.

The Summary Compensation Table reflects the portion of the annualized base salary allocated to the Partnership. In addition, for Mr. Hrinak in lieu of increasing his annual base salary he received a $9,000 spot bonus on August 11, 2023.

Short-Term Incentive Compensation

Performance-Based Bonus Compensation Policy

The 2023 Performance-Based Bonus Compensation Policy (the “2023 Bonus Plan”) is one of the key components of the “at-risk” compensation. The 2023 Bonus Plan is utilized to reward short-term performance achievements and to motivate and reward executives for their contributions toward meeting financial and strategic goals.

For the NEOs, the Topper Group determined to include, as part of their compensation, the 2023 Bonus Plan for the fiscal year ending on December 31, 2023. As approved by the Board on February 23, 2023, the 2023 Bonus Plan included financial and operational objectives, each with a specified percentage weighting. For Mr. Nifong, the 2023 Bonus Plan is based on the achievement of (i) be financially efficient operators (76%); and (ii) maximizing the value of our portfolio through the class of trade conversions (24%). For Ms. Topper, the 2023 Bonus Plan is based on the achievement of (i) be financially efficient operators (53%), (ii) maximizing the value of our portfolio through the class of trade conversions (17%) and (iii) completion of department level goals supporting the previously outlined goals (30%). For Messrs. Hrinak, Lynch and Brecker, the 2023 Bonus Plan is based on the achievement of (i) be financially efficient operators (49%), (ii) maximizing the value of our portfolio through the class of trade conversions (21%) and (iii) completion of department level goals supporting the previously outlined goals (30%).

Under the 2023 Bonus Plan, Mr. Nifong’s target bonus is 100% of base salary with a payout range of 0% to 117% of base salary. Ms. Topper’s target bonus is 50% of base salary with a payout range of 0% to 112% of her target bonus. Mr. Hrinak’s target bonus is 75% of base salary with a payout range of 0% to 115% of his target bonus. Messrs. Lynch and Brecker’s target bonus is 50% of base salary with a payout range of 0% to 115% of their target bonus.

The purpose of the 2023 Bonus Plan is to motivate executives to achieve objectives with a higher degree of difficulty and thereby achieve or exceed the business plan of the Partnership.

Under the 2023 Bonus Plan, the attainment of performance metrics and the achievement factor are determined once the measurement period ends on December 31, 2023.

Based on the metrics, weightings assigned, and results achieved, the payout under the 2023 Bonus Plan for executive officers ranges from 74% to 90% of the target bonus amount. For non-senior management personnel, the bonus plan included departmental goals for each department that were weighted to arrive at a target bonus amount. Overall, the plan paid at a level of approximately 74% of target bonus, with certain personnel at either higher or lower amounts based on their individual and department level performance.

Name	2023 Annual Base Salary(1)	Target Bonus Plan as a % of Base Salary	Bonus Plan Target at 100%	2023 Actual Bonus Plan as a % of Bonus Plan Target	2023 Bonus Plan Payment Approved ($) (2) (3)
Charles M. Nifong, Jr.	$500,000	100%	$500,000	74%	$371,256
Maura Topper	325,000	50%	162,500	89%	145,000
David F. Hrinak	233,000	75%	174,750	89%	155,000
Keenan D. Lynch	300,000	50%	150,000	87%	130,000
Robert Brecker	325,000	50%	162,500	90%	146,000

(1)
The amounts shown represent annualized base salary, not the portion allocated to the Partnership.
(2)
The amounts shown will be paid in 2024.
(3)
The amounts will be paid as follows: the first $25,000 in cash and the remainder of the bonus will be paid 50% in cash and 50% in fully vested common units. The number of common units will be determined on a 20-day volume weighted average price through February 21, 2024 with a payment date on or before March 8, 2024.

Long-Term Incentive Compensation

2023 Grants of Equity Awards

Under the CrossAmerica Partners LP 2022 Incentive Award Plan, in 2023, an aggregate of 25,567 equity awards were granted to Messrs. Nifong, Lynch and Brecker, and Ms. Topper in the form of Time-Based Phantom Units (“TBUAs”) with the associated Distribution Equivalent Rights (“DERs”). Mr. Hrinak was not granted TBUAs in 2023. Of the total number of TBUAs granted, 50% will vest one-third on each December 31 over three years until December 31, 2026 if the executive remains employed over the vesting term, and 50% will vest upon death, disability or retirement, as long as such retirement is not adverse to the interests of the Partnership, as determined by the Board in its sole discretion.

In addition, Performance Based Awards (“PBUAs”) were granted to Messrs. Nifong, Lynch and Brecker, and Ms. Topper with an "Initial Target Dollar Amount" of $375,000, $112,500, $81,250 and $146,250, respectively, and will be calculated in dollar amounts and then converted into common units, or cash, or both, at the discretion of the Board, based on attainment of the Performance Goals as described below. Mr. Hrinak was not granted PBUAs in 2023. The PBUAs vest on December 31, 2026. Subject to certain discretionary adjustments as determined by the Board, the PBUAs are weighted 50% for Increase of Funds Flow from Operations per Unit and 50% for Partnership Leverage, with performance measured for the period from January 1, 2024 to December 31, 2026 (“Measurement Period”) and the reference period ending on December 31, 2023. The Board has the sole and complete discretion over the administration of the PBUAs under the CrossAmerica Partners LP 2022 Incentive Award Plan.

Increase in Funds Flow from Operations per Unit

The target value with respect to Increase in Funds Flow from Operations per Unit is determined as follows. First, the average Funds Flow from Operations per Unit will be calculated for the Measurement Period. Next, that number will be divided by the Funds Flow from Operations per Unit for the twelve-month period ending on December 31, 2023 as the reference period. The payout percentage for Increase in Funds Flow from Operations per Unit will range from 0-200% of 50% of the Initial Target Dollar Amount.

“Funds Flow from Operations per Unit” is defined as distributable cash flow per Unit, excluding maintenance capital expenditures or any other such capital expenditures typically included in calculating distributable cash flow.

Partnership Leverage

The target value associated with Partnership Leverage is determined as follows. First, Partnership Leverage will be calculated for each of the respective twelve-month periods ending on December 31, 2024, 2025 and 2026. Next, “Average Partnership Leverage” will be calculated as the sum of three times the Leverage for the year ending December 31, 2026, plus two times the Leverage for the year ending December 31, 2025, plus the Leverage for the year ending December 31, 2024, divided by six (i.e., Average Partnership Leverage will be a weighted average with greater emphasis given to the latter years in the Measurement Period). The payout percentage for Partnership Leverage will range from 0-200% of 50% of the Initial Dollar Target Amount.

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

2020 PBUAs Results

In November 2020, we granted the 2020 PBUAs to Messrs. Nifong, Lynch and Brecker. The targets for the 2020 PBUA award included performance goals weighted 65% for Increase of Funds Flow from Operations per Unit and 35% for Partnership Leverage, with a performance period from January 1, 2021 to December 31, 2023 (“2020 Measurement Period”), subject to certain discretionary adjustments as determined by the Board. The Board calculated the Funds Flow from Operations per Unit to account for certain extraordinary periods of fuel margin during the 2020 Measurement Period as well as the issuance of the Preferred Membership Interests in 2022, and calculated the Partnership Leverage to account for cash holdings and certain gains on the sale of assets. The performance was calculated consistent with the Partnership’s financial information filed with the Securities and Exchange Commission and as adjusted in accordance with the preceding sentence. After careful consideration by the Board, a payout factor of 123% of the target dollar amount for the 2020 PBUAs was determined, based on the achievement of results against the pre-established target levels and application of the adjustments as described above. The table below shows the target dollar amount granted in 2020, the dollar payout earned and the actual number of units delivered.

Named Executive Officer	Target Dollar Amount ($)	Payout %	Payout Dollar Amount ($)	Number of Units (1)
Charles M. Nifong, Jr.	$375,000	123%	$461,625	20,344
Keenan D. Lynch	101,040	123%	124,381	5,481
Robert Brecker	52,416	123%	64,524	2,844

(1) The number of units is equal to the payout dollar amount of the 2020 PBUA divided by the 20-day volume weighted average price through February 21, 2024 with a payment date on or before March 8, 2024.

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

In addition, in 2023, we adopted a new Clawback Policy for executive officers in order to comply with new SEC rules promulgated under the Dodd-Frank Act and NYSE listing standards. This policy applies to all incentive-based compensation (including cash bonus payments) received by our current and former Section 16 officers on or after October 2, 2023, the effective date specified in the NYSE listing standards.

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

Summary Compensation Table

The following table sets forth certain information with respect to compensation of our NEOs. Except for the management fee we paid to the Topper Group under the Omnibus Agreement, we did not pay or reimburse any cash compensation amounts to or for our NEOs in 2023. The amounts shown for Messrs. Hrinak, Lynch and Brecker and Ms. Topper represent only that portion allocable to the Partnership.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)(3)	Options Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (5)	All Other Compensation ($) (6)	Total ($) (7)
Charles M. Nifong, Jr.,	2023	500,000	—	249,997	—	371,256	93,132	1,214,385
President and Chief Executive Officer	2022	500,000	—	250,005	—	375,000	75,485	1,200,490
	2021	500,000	—	250,001	—	362,500	54,676	1,167,177
Maura Topper, Chief Financial Officer	2023	292,500	—	97,509	—	145,000	31,880	566,889
	2022	270,000	—	81,000	—	132,000	24,055	507,055
	2021	103,635	50,000	108,504	—	42,308	64,158	368,605
David F. Hrinak,	2023	221,350	9,000	—	—	155,000	1,011	386,361
Executive Vice President Wholesale	2022	221,350	10,500	—	—	155,337	1,014	388,201
	2021	221,350	75,000	—	—	126,694	1,010	424,054
Keenan D. Lynch	2023	255,000	—	112,497	—	130,000	39,938	537,435
General Counsel and Chief Administrative Officer	2022	229,025	—	85,981	—	115,000	36,359	466,365
	2021	229,025	37,048	85,876	—	97,672	27,055	476,676
Robert Brecker (8)	2023	308,750	—	81,250	—	146,000	32,308	568,308
Executive Vice President of Operations
(1)
For Mr. Hrinak the amount represents a spot bonus in the amount of $9,000 received in August 2023.
(2)
The amounts shown represent the grant date fair value of awards for each of the years shown computed in accordance with ASC 718–Compensation-Stock Compensation. See Note 19 to the financial statements for a discussion of all assumptions made in the calculation of this amount. The grant date fair value for the Performance Based Awards was $0 because the performance period commenced on January 1, 2024. The maximum amount payable pursuant to the Performance Based Awards is $750,000 for Mr. Nifong, $270,000 for Ms. Topper, $202,080 for Mr. Lynch and $162,500 for Mr. Brecker.
(3)
See the Grants of Plan-Based Awards table for more information regarding TBUAs and the PBUAs granted in 2023.
(4)
There were no stock options granted to NEOs in 2021, 2022 or 2023.
(5)
The amounts represent the earned portion of the bonus pursuant to the applicable Bonus Plan.
(6)
The amounts listed as “All Other Compensation” for 2023 are composed of these items:

All Other Compensation	Nifong	Topper	Hrinak	Lynch		Brecker
Company Match to Defined Contribution Plan	13,200	11,631	—	7,599	13,200	12,540
Cell phone taxable compensation	900	—	855	—	855	855
Premiums for group-term life insurance	252	227	156	214	252	239
Distribution Equivalent Rights	78,780	20,022	—	32,125		18,674
Total All Other Compensation	$93,132	$31,880	$1,011	$39,938		$32,308

(7)
Represents amounts allocated to the Partnership under the Omnibus Agreement.
(8)
Notwithstanding Mr. Brecker's designation as an executive officer effective on April 20, 2023, the amounts listed reflect Mr. Brecker's full year 2023 compensation.

Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards to our NEOs during 2023. All equity awards shown were in the form of TBUAs or PBUAs. For Messrs. Hrinak, Lynch and Brecker and Ms. Topper, full dollar values are provided and not those allocable to the Partnership as shown in the Summary Compensation Table above.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (2)	Grant Date Fair Value of Stock and Option Awards (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	(#)	($)
Charles M. Nifong, Jr.
CAPL 2023 Bonus Plan		—	500,000	585,000	—	—	—	—	—
CAPL LTI Plan	10/23/2023	—	—	—	—	375,000	750,000	11,809	249,997
Maura Topper
CAPL 2023 Bonus Plan		—	162,500	181,838	—	—	—	—	—
CAPL LTI Plan	10/23/2023	—	—	—	—	146,250	292,500	4,606	97,509
David F. Hrinak
CAPL 2023 Bonus Plan		—	174,750	200,744	—	—	—	—	—
CAPL LTI Plan		—	—	—	—	—	—	—	—
Keenan D. Lynch
CAPL 2023 Bonus Plan		—	150,000	172,313	—	—	—	—	—
CAPL LTI Plan	10/23/2023	—	—	—	—	112,500	225,000	5,314	112,497
Robert Brecker
CAPL 2023 Bonus Plan		—	162,500	186,672	—	—	—	—	—
CAPL LTI Plan	10/23/2023	—	—	—	—	81,250	162,500	3,838	81,250

(1)
Represents an award of PBUAs under the long-term incentive plan. The PBUAs are granted and calculated in dollar amounts and then will convert into common units or cash, or both, at the discretion of the Board, based on attainment of the performance goals. Therefore, the columns in this table represent the dollar amounts and not the number of units. The PBUAs vest on December 31, 2026. The PBUAs are weighted 50% for Increase of Funds Flow from Operations per Unit and 50% for Partnership Leverage, with a performance period from January 1, 2024 to December 31, 2026 and the reference period ending on December 31, 2023.
(2)
Represents an award of TBUAs under the long-term incentive plan. Of this award, 50% will vest a third each on December 31, 2024, 2025 and 2026. The remaining 50% will vest upon death, disability or retirement with board approval.
(3)
The amounts shown represent the grant date fair value of the TBUAs computed in accordance with ASC 718– Compensation-Stock Compensation. See Note 19 to the financial statements for a discussion of all assumptions made in the calculation of this amount. The grant date fair value for the PBUAs was $0 because the performance period commenced on January 1, 2024.

Outstanding Equity Awards at Year End

The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2023. For Messrs. Hrinak, Lynch and Brecker and Ms. Topper, full dollar values are provided and not those allocable to the Partnership.

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (6)(7)(8) ($)
Charles M. Nifong, Jr.
CAPL 2023 Award (2) (6)	11,809	269,245		375,000
CAPL 2022 Award (3) (7)	10,919	248,953		375,000
CAPL 2021 Award (4) (8)	8,145	185,706		750,000
CAPL 2020 Award (5)	8,458	192,842		—
Maura Topper
CAPL 2023 Award (2) (6)	4,606	105,017		146,250
CAPL 2022 Award (3) (7)	3,930	89,604		135,000
CAPL 2021 Award (4) (8)	2,933	66,872		270,000
CAPL 2020 Award (5)	—	—		—
David F. Hrinak
CAPL 2023 Award	—	—		—
CAPL 2022 Award	—	—		—
CAPL 2021 Award	—	—		—
CAPL 2020 Award	—	—		—
Keenan D. Lynch
CAPL 2023 Award (2) (6)	5,314	121,159		112,500
CAPL 2022 Award (3) (7)	4,413	100,616		101,040
CAPL 2021 Award (4) (8)	3,292	75,058		202,080
CAPL 2020 Award (5)	3,418	77,930		—
Robert Brecker
CAPL 2023 Award (2) (6)	3,838	87,506		81,250
CAPL 2022 Award (3) (7)	2,861	65,231		65,520
CAPL 2021 Award (4) (8)	1,708	38,942		104,832
CAPL 2020 Award (5)	1,773	40,424		—

(1)
The amounts below include TBUAs and PBUAs.
(2)
Fifty percent of the TBUAs will vest a third each on December 31, 2024, 2025 and 2026. The remaining 50% will vest upon death, disability, or retirement with board approval. The market value is based on the December 29, 2023, closing unit price of our common units.
(3)
Represents the unvested portion of the fifty percent of the TBUAs that will vest a third each on December 31, 2024 and December 31, 2025. The first third vested on December 31, 2023. The remaining 50% will vest upon death, disability or retirement with board approval. The market value is based on the December 29, 2023, closing unit price of our common units.
(4)
Represents the unvested portion of the fifty percent of the TBUAs that will vest the final third on December 31, 2024. The first third vested on December 31, 2022 and the second third on December 31, 2023. The remaining 50% will vest upon death, disability or retirement with board approval. The market value is based on the December 29, 2023, closing unit price of our common units.
(5)
Represents the unvested portion of fifty percent of the TBUAs that will vest upon death, disability or retirement with board approval. The market value is based on the December 29, 2023 closing unit price of our common units.

(6)
Represents the target dollar amount of the PBUAs that will convert into common units or cash, or both, at the discretion of the Board, based on attainment of the Performance Goals. The PBUAs vest on December 31, 2026. The PBUAs are weighted 50% for Increase of Funds Flow from Operations per Unit and 50% for Partnership Leverage, with a performance period from January 1, 2024, to December 31, 2026, and the reference period ending on December 31, 2023.
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
(8)
Per the SEC rules, this represents the maximum dollar amount of the PBUAs that will convert into common units or cash, or both, at the discretion of the Board because the award would have paid out above the target level based on attainment of the Performance Goals as of December 31, 2023. The PBUAs vest on December 31, 2024. The PBUAs are weighted 65% for Increase of Funds Flow from Operations per Unit and 35% for Partnership Leverage, with a performance period from January 1, 2022, to December 31, 2024, and the reference period ending on December 31, 2021.

Option Exercises and Equity Vested

The following table sets forth information regarding vesting during 2023 of equity awards held by our NEOs in respect of Partnership service. For Messrs. Hrinak, Lynch and Brecker and Ms. Topper, full dollar values are provided and not those allocable to the Partnership.

	Stock Awards
Name	Number of Shares or Units of Stock Acquired on Vesting (#)		Value Realized on Vesting ($)
Charles M. Nifong, Jr.	7,959	(1)	172,153
	7,040	(2)	160,512
	20,344	(3)	461,625
Maura Topper	2,433	(1)	52,626
	1,520	(2)	34,656
David F. Hrinak	2,964	(1)	64,111
Keenan D. Lynch	2,047	(1)	44,277
	2,846	(2)	64,889
	5,481	(3)	124,381
Robert Brecker	2,661	(1)	57,557
	1,591	(2)	36,275
	2,844	(3)	64,524
(1)
Represents the portion of the bonus under the 2022 Performance Based Bonus Compensation Policy paid in fully vested common units in 2023.
(2)
Represents one third each of the TBUA phantom unit awards granted by the Partnership on October 25, 2022, October 25, 2021, and November 9, 2020, that vested on December 31, 2023 for Messrs. Nifong, Lynch and Brecker. For Ms. Topper it represents one third of the TBUA phantom unit award granted by the Partnership on October 25, 2022 and October 25, 2021, that vested on December 31, 2023.
(3)
Represents the number of common units to be issued on or before March 8, 2024, based on the 20-day volume weighted average price through February 21, 2024, in respect of the PBUA awards granted by the Partnership on November 9, 2020 that vested on December 31, 2023.

Potential Payments upon Termination or Change in Control

Our executive officers may be entitled to certain payments upon termination of their employment under certain circumstances, in each case, as more fully described below. Any such payments that are to be made in cash will be subject to reimbursement under the Omnibus Agreement.

Lehigh Gas Partners LP 2012 Incentive Award Plan

Under the Lehigh Gas Partners LP 2012 Incentive Award Plan and the award agreements, in the event an NEO’s employment is terminated for any reason, all outstanding TBUAs and PBUAs will be forfeited without payment, except that upon an NEO’s death or disability, the TBUAs will vest in full, and the PBUAs will be determined in accordance with its terms, subject to adjustments as the Board may make in its reasonable discretion. Upon a change in control of the Partnership, the Board in its sole discretion may determine the treatment. If, upon death or disability of any of Messrs. Nifong, Lynch and Brecker and Ms. Topper as of December 31,2023, their TBUAs will vest in full in the amounts of $378,548, $152,988, $79,367 and $66,872, respectively.

CrossAmerica Partners LP 2022 Incentive Award Plan

Under the CrossAmerica Partners LP 2022 Incentive Award Plan and the award agreements, in the event an NEO’s employment is terminated for any reason, all outstanding TBUAs and PBUAs will be forfeited without payment, except that upon an NEO’s death or disability, the TBUAs will vest in full, and the PBUAs will be determined in accordance with its terms, subject to adjustments as the Board may make in its reasonable discretion. Upon a change in control of the Partnership, the Board in its sole discretion may determine the treatment. If, upon death or disability of any of Messrs. Nifong, Lynch and Brecker and Ms. Topper as of December 31,2023, their TBUAs will vest in full in the amounts of $518,198, $221,776, $152,737 and $194,621, respectively. The PBUAs will be valued at zero as the performance period commences on January 1, 2024.

Principal Executive Officer Pay Ratio

We are providing the following information about the relationship of the annual total compensation of individuals providing services in respect to the Partnership and the annual total compensation of Charles M. Nifong, Jr., our Principal Executive Officer (our “PEO”):

For the year ended December 31, 2023:

▪
the median of the annual total compensation of all individuals providing services in respect of the Partnership (other than our PEO) was $79,377; and
▪
the annual total compensation of our PEO was $1,214,385.

Based on this information for 2023, we have determined that the ratio of our PEO’s annual total compensation to the annual total compensation of our median employee was 15:1. Our pay ratio figure was calculated in a manner consistent with Item 40(u) of Regulation S-K.

As of December 31, 2023, there were 195 employees of an affiliate of the Topper Group who provided substantial management services to us for the full year. As discussed in this Form 10-K, our PEO is an employee of an affiliate of the Topper Group, but we are including his annual total compensation in the determination of the PEO pay ratio, as required under SEC rules.

The date we used to identify our median employee was December 31, 2023.

We identified our median employee based on the aggregate salary actually paid during 2023 to these employees.

For purposes of determining aggregate salary, we included the amount of base salary and overtime the employee received during the year and all other pay elements related to base salary including, but not limited to, cash bonuses, holiday pay, vacation pay and other paid time off, if any. Aggregate salary amounts did not include any commissions or other compensation. In making this determination, we excluded any full-time and part-time permanent employees who were hired in 2023 but were not employed by us for the entire year ended December 31, 2023.

Once we identified our median employee, we then determined that employee’s annual total compensation, including any perquisites and other benefits, in the same manner that we determine the annual total compensation of our NEOs for purposes of the Summary Compensation Table disclosed above. The annual total compensation of our median employee was determined to be $79,377. This annual total compensation amount for our median employee was then compared to the total compensation of our PEO for 2023 of $1,214,385. The elements included in the PEO’s annual total compensation are fully discussed above in the footnotes to the Summary Compensation Table.

Director Compensation

Overview

Set out below is a discussion of compensation paid for 2023 to individuals who served as non-employee members of our Board during any portion of 2023.

Board members who were employees providing services in respect of the Partnership did not receive any separate compensation for their Board service.

Director Compensation for 2023

During the July 25, 2023 Board meeting a resolution was approved providing that each non-employee director would be granted cash compensation of $62,500 per year (paid on a quarterly basis) and equity awards with a grant date fair value of $62,500. The chairman of each of the audit committee and conflicts committee received additional cash compensation of $10,000 for 2023 (paid on a quarterly basis). In addition, each non-employee director received $1,000 per each Board meeting attended and $500 per each Committee meeting attended.

On July 25, 2023, Messrs. Gannon, Kelso, Kim, Reilly, Topper and Valosky received an award of 3,249 phantom units with a grant date fair value equal to $62,500 based on the closing price of the Partnership’s common units on the close of business the day prior to the date of grant as compensation for their service from June 28, 2023 until June 27, 2024. Such phantom units vest one year from the grant date of the award and include the payment made by the Partnership of distribution equivalent rights equal to the amount of distributions authorized to be paid to holders of common units of the Partnership.

Our directors are reimbursed for all out-of-pocket expenses in connection with attending meetings of the Board or its committees. To the extent permitted under Delaware law, each director is fully indemnified by us for actions associated with being a director.

The following table provides the compensation amounts for each of our non-employee directors for 2023.

Directors	Fees Earned or Paid in Cash ($) (1)	Stock or Unit Awards and Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Justin A. Gannon (4) (5)	81,500	62,500	6,605	150,605
Mickey Kim (4) (5)	81,500	62,500	6,605	150,605
Kenneth G. Valosky (4)	71,500	62,500	6,605	140,605
J.B. Reilly Jr. (4)	69,500	62,500	6,605	138,605
Joseph V. Topper, Jr. (4)	69,500	62,500	6,605	138,605
Thomas E Kelso (6)	64,129	62,500	3,924	130,553

(1)
Non-employee directors received a cash retainer of $62,500 (paid quarterly) and an additional $10,000 for chairs of the Committees. In addition, each non-employee director received $1,000 per each Board meeting attended and $500 per each Committee meeting attended.
(2)
Under the CrossAmerica Partners LP 2022 Incentive Award Plan, the directors received phantom units that can be converted to common units or cash, at the discretion of the Board. The amounts shown represent the grant fair value of awards for each of the years shown computed in accordance with ASC 718–Compensation-Stock Compensation. See Note 19 to the financial statements for a discussion of all assumptions made in the calculation of this amount.
(3)
Represents distribution equivalent rights on unvested units.
(4)
As part of the compensation to non-employee directors for the period June 28, 2023 to June 27, 2024, each of Messrs. Gannon, Kelso, Kim, Reilly, Topper and Valosky received an equity grant of 3,249 phantom units of the Partnership based upon a fair market value of $19.23 per unit, which was the NYSE closing price of our common units on July 24, 2023. These phantom unit awards were accompanied by tandem distribution equivalent rights that entitled the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of Partnership common units. There are no other outstanding equity awards.
(5)
Messrs. Kim and Gannon received additional cash compensation of $10,000 per year for their service as chairman of the conflicts committee and audit committee, respectively.
(6)
Mr. Kelso was appointed on February 24, 2023 and as such, his cash retainer for the first quarter was prorated.

Compensation Committee Interlocks and Insider Participation

None of the directors or executive officers of our General Partner served as members of the compensation committee of another entity that has or had an executive officer who served as a member of our Board during 2023. We do not have a separate compensation committee. Decisions regarding the compensation of our NEOs for 2023 were made, as applicable, by the Topper Group as the owner of our General Partner prior to the GP Purchase.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

As of February 22, 2024, the following table sets forth the beneficial ownership of our common units of:

•
Each person known by us to be a beneficial owner of more than 5% of our outstanding common units;
•
Each NEO and director of the Board; and
•
All of the executive officers and directors of the Board, as a group.

	Beneficial Ownership of Common Units
	Number of		Percent of
Name of Beneficial Owner	Units		Class
Greater than 5% Stockholders**
Patricia Dunne Topper Trust	12,696,270	(1)	33.4%
Dunne Manning Inc.	3,782,216	(2)	10.0%
DM Partners Management Co LLC	5,982,871	(3)	15.8%
Dunne Manning Partners LLC	5,982,871	(3)	15.8%
2008 Irrevocable Agreement of Trust of John B. Reilly, Jr.	4,964,611	(4)	13.1%
Dunne Manning CAP Holdings I LLC	4,472,235	(3)	11.8%
Directors
Joseph V. Topper, Jr.	14,675,656	(5)	38.6%
John B. Reilly, III	4,991,410	(4)	13.1%
Justin A. Gannon	29,360		*
Thomas E. Kelso	1,476		*
Mickey Kim	24,176		*
Keenan D. Lynch	14,664	(6)	*
Charles M. Nifong, Jr.	36,218		*
Maura Topper	14,469	(7)	*
Kenneth G. Valosky	17,136		*
Named Executive Officers
David F. Hrinak	46,757		*
Robert Brecker	11,723	(8)	*
Directors and executive officers as a group (11 persons)**	19,863,045		52.3%

* The percentage of common units beneficially owned does not exceed one percent of the common units outstanding

** The address for each of our officers and directors listed below is 645 Hamilton Street, Suite 400 Allentown, PA 18101. The address for the entities listed under “greater than 5% stockholders” is 645 Hamilton St., Suite 400, Allentown, PA 18101.

(1)
233,335 common units are held directly by the Patricia Dunne Topper Trust for the Family of Joseph V. Topper, Jr. (the "Trust"). The Trust is controlled by Mr. Topper, the Chairman of the Board of the General Partner. The remaining common units listed here are directly owned by each of Dunne Manning Inc., Energy Realty Partners, LLC, Nova8516 LP, Dunne Manning Wholesale LLC, Dunne Manning CAP Holdings I LLC and Dunne Manning CAP Holdings II LLC, all entities controlled by Mr. Topper and the Trust. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.
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
(5)
Includes 374,453 common units held by The Topper Foundation, a 501(c)(3) non-profit corporation. Mr. Topper, who makes investment and voting decisions with respect to the common units held by The Topper Foundation, has no pecuniary interest in these common units. 86,736 units are held directly by Mr. Topper in his individual capacity. 637,264 common units are held by MMSCC-2, LLC (Mr. Topper controls 100% of the voting shares), and 880,933 common units are held by JVT-JMG EROP Holdings, LP (Mr. Topper controls the general partner and the Trust holds a 45% limited partner interest). The remaining common units listed here are deemed to be beneficially owned by Mr. Topper as the trustee of the Trust (see note 2 above). Mr. Topper and entities controlled by Mr. Topper have pledged a total of 3,540,427 common units (representing approximately 9.0% of outstanding common units) pursuant to a loan. Mr. Topper retains beneficial ownership of the pledged shares in the absence of a default. Prior to entering into the pledge, the Board granted Mr. Topper a waiver from the Insider Trading Policy’s prohibition against unit pledges by any director or officer. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.
(6)
Of the 14,664 units held, 6,803 units are held by the Joseph V. Topper, Jr. Irrevocable Agreement of Trust No. 1 f/b/o Shannon T. Lynch, Mr. Lynch’s wife, and as a result, Mr. Lynch may be deemed to be the beneficial owner of such units. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.
(7)
Of the 14,469 units held, 11,224 are directly owned and 3,245 are held by the Joseph V. Topper, Jr. Irrevocable Agreement of Trust No. 1 f/b/o Maura E. Topper. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.
(8)
Of the 11,723 units held, 1,441 units are held by Mr. Brecker's wife, and as a result, Mr. Brecker may be deemed to be the beneficial owner of such units. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders:	299,024	n/a	1,614,268

(1)
includes performance based awards assuming a 100% payout at the grant-date 20-day VWAP
(2)
has been reduced by the number of performance based awards assuming a 100% payout at the grant-date 20-day VWAP

See Note 19 to the financial statements for a discussion of the material terms of the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of February 22, 2024, the Topper Group beneficially owned or controlled 38.6% of the Partnership’s common units.

As of February 22, 2024, John B. Reilly, III owned or controlled 13.1% of the Partnership’s common units.

The following is a description of related party transactions since January 1, 2023 to which the Partnership was or is a party, in which the amount involved exceeds $120,000 and in which a director, executive officer, holder of more than 5% of our common units or any member of their immediate family had or will have a direct or indirect material interest, other than the arrangements that are described under “Item 11-Potential Payments Upon Termination or Change in Control.” The terms of the transactions and agreements disclosed in this section were determined by and among related parties and, consequently, are not the result of arm’s length negotiations. Such terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms that could have been obtained from unrelated third parties.

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

Assuming we have sufficient cash available for distribution to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, the Topper Group and Mr. Reilly and their respective affiliates would receive an annual distribution of $34.4 million, collectively, on their common units.

Cash distributions to the Topper Group and Mr. Reilly and their respective affiliates amounted to $41.2 million in 2023.

Payments to our General Partner and its affiliates

The Topper Group and CrossAmerica have the right to negotiate the amount of the management fee on an annual basis, or more often as circumstances require.

The Partnership incurred $108.5 million in management fees under the Omnibus Agreement for 2023.

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

We incurred expenses under the Omnibus Agreement, including costs for store level personnel at our company operated sites, totaling $108.5 million for 2023. Amounts payable to the Topper Group related to these transactions were $8.4 million at December 31, 2023. See Note 14 to the financial statements for more information.

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

Preferred Membership Interests

See Note 18 for information regarding the preferred membership interests held by related parties.

Fuel Supply and Lease Agreements

Revenues from TopStar, an entity affiliated with the Topper Group, were $50.7 million for 2023. Accounts receivable from TopStar were $0.4 million at December 31, 2023.

The Partnership leases certain motor fuel stations from the Topper Group under cancelable operating leases. Rent expense under these agreements was $10.3 million for 2023.

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are undertaken by Synergy Environmental, Inc., an entity affiliated with the Topper Group, as approved by the conflicts committee of the Board. We incurred charges with this related party of $2.6 million for 2023. Accounts payable to this related party amounted to $0.3 million at December 31, 2023.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board. Merchandise costs amounted to $20.8 million for 2023. Amounts payable to this related party amounted to $1.4 million at December 31, 2023.

Vehicle Lease

In connection with the services rendered under the Omnibus Agreement, we lease certain vehicles from an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. Lease expense to this related party was $0.2 million for 2023.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We lease office space from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $1.0 million for 2023.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee of the board of directors of our General Partner selected Grant Thornton LLP, or Grant Thornton, an independent registered public accounting firm, to audit our financial statements for 2023. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to this 2023 Annual Report on Form 10-K were approved by the audit committee.

The following table summarizes the aggregate Grant Thornton fees that were allocated to us for independent auditing, tax and related services for each of the last two fiscal years (in thousands):

	Year Ended December 31,
	2023	2022
Audit fees (1)	$1,129	$1,273
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$1,129	$1,273

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
10.8

Amendment to Credit Agreement, dated as of November 19, 2019, among CrossAmerica Partners LP and Lehigh Gas Wholesale Services, Inc., as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 21, 2019)

10.9

Second Amendment to the Credit Agreement, dated as of July 28, 2021, among CrossAmerica Partners LP and Lehigh Gas Wholesale Services, Inc., as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 9, 2021)

10.10

Third Amendment to the Credit Agreement, dated November 9, 2022, among CrossAmerica Partners LP and Lehigh Gas Wholesale Services, Inc., as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 28, 2023)

10.11

Amendment and Restatement Agreement, dated as of March 31, 2023, by and among CrossAmerica Partners LP, Lehigh Gas Wholesale Services, Inc., the guarantors party thereto, the lenders party thereto and Citizens Bank, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on April 3, 2023)

10.12

Credit Agreement, dated as of July 16, 2021, among CAPL JKM Partners LLC, as borrower, CAPL JKM Holdings LLC, Manufacturers and Traders Trust Company, as administrative agent, swingline lender and issuing bank and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 9, 2021)

10.13

First Amendment to the Credit Agreement, dated as of July 29, 2021, among CAPL JKM Partners LLC, as borrower, CAPL JKM Holdings LLC, Manufacturers and Traders Trust Company, as administrative agent, swingline lender and issuing bank and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 9, 2021)

10.14

Investment Agreement, dated March 29, 2022, between CAPL JKM Holdings LLC, Dunne Manning JKM LLC, John B. Reilly III, and the John B. Reilly Trust created under that certain 2008 Irrevocable Agreement of Trust of John B. Reilly (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 30, 2022)

10.15

Amended and Restated Limited Liability Company Agreement of CAPL JKM Holdings LLC, dated as of March 29, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 30, 2022)

10.16†

CrossAmerica Partners LP 2022 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on September 13, 2022)

10.17†

Form of CrossAmerica Partners LP 2022 Incentive Award Plan Award Agreement for Phantom Units - Time-Based Unit Award (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 28, 2023)

10.18†

Form of CrossAmerica Partners LP 2022 Incentive Award Plan Award Agreement for Phantom Performance Units - Performance-Based Unit Award (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 28, 2023)

21.1 *	List of Subsidiaries of CrossAmerica Partners LP

23.1 *	Consent of Grant Thornton LLP

31.1 *	Certification of Principal Executive Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 *	Certification of Principal Financial Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit No.	Description

32.1**	Certification of Principal Executive Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

32.2**	Certification of Principal Financial Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

97.1*†	CrossAmerica Partners LP Clawback Policy

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH *	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104 *	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

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
Charles M. Nifong, Jr.
President and Chief Executive Officer
(On behalf of the registrant, and in the capacity of Principal Executive Officer)

Date: February 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2024.

Signature	Title

/s/ Joseph V. Topper, Jr.	Chairman of the Board of Directors
Joseph V. Topper, Jr.

/s/ John B. Reilly, III	Vice Chairman of the Board of Directors
John B. Reilly, III

/s/ Charles M. Nifong, Jr.	President, Chief Executive Officer and Director
Charles M. Nifong, Jr.	(Principal Executive Officer)

/s/ Maura Topper	Chief Financial Officer and Director
Maura Topper	(Principal Financial Officer)

/s/ Jonathan E. Benfield	Chief Accounting Officer
Jonathan E. Benfield	(Principal Accounting Officer)

/s/ Keenan D. Lynch	General Counsel, Chief Administrative Officer and Director
Keenan D. Lynch

/s/ Justin A. Gannon	Director
Justin A. Gannon

/s/ Thomas E. Kelso	Director
Thomas E. Kelso

/s/ Mickey Kim	Director
Mickey Kim

/s/ Kenneth G. Valosky	Director
Kenneth G. Valosky