Form 10-Q
period 2024-03-31
CrossAmerica Partners LP
filed 2024-05-09
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-35711a

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

As of May 3, 2024, the registrant had outstanding 38,027,194 common units.

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

TopStar	TopStar Inc., an entity affiliated with a family member of Joseph V. Topper, Jr. TopStar is an operator of convenience stores that leases sites and purchases fuel from us.

Other Defined Terms:

AOCI	Accumulated other comprehensive income

ASU	Accounting Standards Update

Board	Board of Directors of our General Partner

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

EBITDA	Earnings before interest, taxes, depreciation, amortization and accretion, a non-GAAP financial measure

Exchange Act	Securities Exchange Act of 1934, as amended

Form 10-K	CrossAmerica’s Annual Report on Form 10-K for the year ended December 31, 2023

Internal Revenue Code	Internal Revenue Code of 1986, as amended

i

IPO	Initial public offering of CrossAmerica Partners LP on October 30, 2012

JKM Credit Facility

Credit Agreement, dated as of July 16, 2021, as amended on July 29, 2021 among CAPL JKM Partners, Holdings and Manufacturers and Traders Trust Company, as administrative agent, swingline lender and issuing bank. The Term Loan Facility was paid off and the JKM Credit Facility was terminated on March 31, 2023.

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$6,278	$4,990
Accounts receivable, net of allowances of $674 and $709, respectively	35,087	31,185
Accounts receivable from related parties	1,021	437
Inventory	58,037	52,344
Assets held for sale	4,641	400
Current portion of interest rate swap contracts	7,169	9,321
Other current assets	11,068	9,845
Total current assets	123,301	108,522
Property and equipment, net	692,728	705,217
Right-of-use assets, net	146,170	148,317
Intangible assets, net	90,422	95,261
Goodwill	99,409	99,409
Deferred tax assets	1,425	759
Interest rate swap contracts, less current portion	4,439	687
Other assets	21,579	23,510
Total assets	$1,179,473	$1,181,682

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$3,133	$3,083
Current portion of operating lease obligations	34,973	34,787
Accounts payable	71,490	68,986
Accounts payable to related parties	6,920	10,180
Accrued expenses and other current liabilities	24,570	23,674
Motor fuel and sales taxes payable	18,767	20,386
Total current liabilities	159,853	161,096
Debt and finance lease obligations, less current portion	795,755	753,880
Operating lease obligations, less current portion	116,351	118,723
Deferred tax liabilities, net	7,652	12,919
Asset retirement obligations	48,329	47,844
Interest rate swap contracts	1,139	3,535
Other long-term liabilities	52,212	52,934
Total liabilities	1,181,291	1,150,931

Commitments and contingencies (Note 11)

Preferred membership interests	28,401	27,744

Equity:
Common units— 38,027,194 and 37,983,154 units issued and outstanding at March 31, 2024 and December 31, 2023, respectively	(39,616)	(2,392)
Accumulated other comprehensive income	9,397	5,399
Total (deficit) equity	(30,219)	3,007
Total liabilities and equity	$1,179,473	$1,181,682

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except unit and per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating revenues (a)	$941,548	$1,016,159
Costs of sales (b)	860,200	934,100
Gross profit	81,348	82,059

Operating expenses:
Operating expenses (c)	52,028	45,623
General and administrative expenses	6,838	5,739
Depreciation, amortization and accretion expense	18,721	19,820
Total operating expenses	77,587	71,182
Loss on dispositions and lease terminations, net	(16,806)	(1,767)
Operating (loss) income	(13,045)	9,110
Other income, net	249	261
Interest expense	(10,541)	(12,012)
Loss before income taxes	(23,337)	(2,641)
Income tax benefit	(5,797)	(1,662)
Net loss	(17,540)	(979)
Accretion of preferred membership interests	657	601
Net loss available to limited partners	$(18,197)	$(1,580)

Net loss per common unit
Basic	$(0.48)	$(0.04)
Diluted	$(0.48)	$(0.04)

Weighted-average common units:
Basic	37,994,285	37,940,332
Diluted	37,994,285	37,940,332

Supplemental information:
(a) includes excise taxes of:	$70,713	$69,884
(a) includes rent income of:	19,166	21,320
(b) excludes depreciation, amortization and accretion
(b) includes rent expense of:	5,419	5,554
(c) includes rent expense of:	3,942	3,798

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(17,540)	$(979)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion expense	18,721	19,820
Amortization of deferred financing costs	483	1,848
Credit loss expense	—	37
Deferred income tax benefit	(5,932)	(2,056)
Equity-based employee and director compensation expense	205	561
Loss on dispositions and lease terminations, net	16,806	1,767
Changes in operating assets and liabilities, net of acquisitions	(6,927)	(9,460)
Net cash provided by operating activities	5,816	11,538

Cash flows from investing activities:
Principal payments received on notes receivable	45	53
Proceeds from sale of assets	—	568
Capital expenditures	(6,105)	(6,001)
Lease termination payments to Applegreen, including inventory purchases	(19,904)	—
Net cash used in investing activities	(25,964)	(5,380)

Cash flows from financing activities:
Borrowings under revolving credit facilities	49,000	187,400
Repayments on revolving credit facilities	(6,740)	(15,537)
Repayments on the Term Loan Facility	—	(158,980)
Payments of finance lease obligations	(744)	(698)
Payments of deferred financing costs	(74)	(6,906)
Distributions paid on distribution equivalent rights	(65)	(56)
Distributions paid on common units	(19,941)	(19,918)
Net cash provided by (used in) financing activities	21,436	(14,695)
Net increase (decrease) in cash and cash equivalents	1,288	(8,537)

Cash and cash equivalents at beginning of period	4,990	16,054
Cash and cash equivalents at end of period	$6,278	$7,517

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

(Unaudited)

	Limited Partners' Interest Common Unitholders		AOCI	Total Equity
	Units	Dollars	Dollars	Dollars
Balance at December 31, 2023	37,983,154	$(2,392)	$5,399	$3,007
Net loss	—	(17,540)	—	(17,540)
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	9,131	9,131
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(5,133)	(5,133)
Total other comprehensive income	—	—	3,998	3,998
Comprehensive (loss) income	—	(17,540)	3,998	(13,542)
Issuance of units related to 2023 Bonus Plan	17,136	381	—	381
Vesting of equity awards, net of units withheld for tax	26,904	598	—	598
Accretion of preferred membership interests	—	(657)	—	(657)
Distributions paid	—	(20,006)	—	(20,006)
Balance at March 31, 2024	38,027,194	$(39,616)	$9,397	$(30,219)

Balance at December 31, 2022	37,937,604	$36,508	$16,469	$52,977
Net loss	—	(979)	—	(979)
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	137	137
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(3,055)	(3,055)
Total other comprehensive loss	—	—	(2,918)	(2,918)
Comprehensive loss	—	(979)	(2,918)	(3,897)
Issuance of units related to 2022 Bonus Plan	15,346	322	—	322
Accretion of preferred membership interests	—	(601)	—	(601)
Distributions paid	—	(19,974)	—	(19,974)
Balance at March 31, 2023	37,952,950	$15,276	$13,551	$28,827

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

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2023 has been derived from our audited financial statements and notes thereto as of that date.

Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.

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

Recently Adopted Accounting Pronouncements

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, "Improvements in Reportable Segment Disclosures." The amendments in this new guidance improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. These new disclosures will be required in our Annual Report on Form 10-K for the year ending December 31, 2024 and interim and annual reports thereafter. Although we do not anticipate the impact of adopting this guidance will be material, it will affect our disclosures related to our reportable segments starting in our Annual Report on Form 10-K for the year ending December 31, 2024.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

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

Certain other new accounting pronouncements have become effective for our financial statements during 2024, but the adoption of these pronouncements did not materially impact our financial position, results of operations or disclosures.

Concentration Risk

For each of the three months ended March 31, 2024 and 2023, we purchased approximately 80% of our motor fuel from four suppliers. Approximately 24% and 23% of our motor fuel gallons sold for the three months ended March 31, 2024 and 2023, respectively, were delivered by two carriers.

For the three months ended March 31, 2024 and 2023, respectively, approximately 11% and 20% of our rent income was from two multi-site operators.

For the three months ended March 31, 2024 and 2023, respectively, approximately 50% and 47% of our merchandise was purchased from one supplier.

Note 2. APPLEGREEN ACQUISITION AND LEASE TERMINATION

On January 26, 2024, we entered into an agreement (the “Applegreen Purchase Agreement”) to acquire certain assets from Applegreen Midwest, LLC and Applegreen Florida, LLC (collectively, the “Sellers”) (the “Applegreen Acquisition”). The assets were acquired via the termination of the Partnership’s existing lease agreements with the Sellers at 59 locations, for total consideration of $16.9 million. The transaction closed on a rolling basis by site beginning during the first quarter of 2024 and ending in April 2024. The Partnership also acquired for cash the inventory at the locations. The terms of the Partnership’s leases with Applegreen Midwest, LLC and Applegreen Florida, LLC could have been extended to 2049 and 2048, respectively, including all renewal options. The Applegreen Purchase Agreement contains customary representations and warranties of the parties as well as indemnification obligations by the Sellers and the Partnership, respectively, to each other.

Of the 59 locations, 31 locations converted during the first quarter of 2024 and the remaining locations converted in April 2024. This transaction resulted in the transition of these lessee dealer sites to company operated sites.

During the first quarter of 2024, we paid $19.9 million of cash and accrued an additional $1.2 million of cash paid in April 2024. In addition, we recorded a non-cash write-off of deferred rent income of $1.4 million during the first quarter of 2024. We recorded these transactions as follows during the first quarter of 2024 (in thousands):

Cash consideration
Lease termination payments	$15,800
Inventory purchases	4,104
Total cash paid	19,904
Accrued lease termination payments paid in April 2024	1,183
Total consideration	21,087

Inventory	4,104
Equipment	1,550
Other assets	980
Loss on lease termination	14,453
Non-cash write-off of deferred rent income	1,445
Total loss on lease termination	$15,898

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. ASSETS HELD FOR SALE

We have classified nine sites and two sites as held for sale at March 31, 2024 and December 31, 2023, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	March 31,	December 31,
	2024	2023
Land	$3,056	$240
Buildings and site improvements	3,512	380
Equipment	2,579	418
Total	9,147	1,038
Less accumulated depreciation	(4,506)	(638)
Assets held for sale	$4,641	$400

The Partnership has continued to focus on divesting lower performing assets. During the three months ended March 31, 2023, we sold one property for $0.4 million in proceeds, resulting in a net gain of $0.1 million.

See Note 5 for information regarding impairment charges primarily recorded upon classifying sites within assets held for sale.

Note 4. INVENTORY

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Merchandise	$29,808	$26,081
Motor fuel	28,229	26,263
Inventory	$58,037	$52,344

See Notes 2 and 15 for information regarding the Applegreen Acquisition and other conversions of lessee dealer sites to company operated sites, which caused a significant portion of the increase in inventory.

Note 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Land	$323,494	$326,571
Buildings and site improvements	362,651	365,528
Leasehold improvements	16,560	16,434
Equipment	358,585	356,160
Construction in progress	5,240	4,462
Property and equipment, at cost	1,066,530	1,069,155
Accumulated depreciation and amortization	(373,802)	(363,938)
Property and equipment, net	$692,728	$705,217

We recorded impairment charges of $0.3 million and $0.4 million during the three months ended March 31, 2024 and 2023, respectively, included within depreciation, amortization and accretion expenses on the statements of operations. These impairment charges were primarily related to sites initially classified within assets held for sale in connection with our ongoing real estate rationalization effort.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	March 31, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$234,501	$145,557	$88,944	$234,501	$140,714	$93,787
Trademarks/licenses	2,118	787	1,331	2,078	761	1,317
Covenant not to compete	200	53	147	200	43	157
Total intangible assets	$236,819	$146,397	$90,422	$236,779	$141,518	$95,261

Note 7. DEBT

Our balances for long-term debt and finance lease obligations were as follows (in thousands):

	March 31,	December 31,
	2024	2023
CAPL Credit Facility	$798,260	$756,000
Finance lease obligations	10,320	11,064
Total debt and finance lease obligations	808,580	767,064
Current portion	3,133	3,083
Noncurrent portion	805,447	763,981
Deferred financing costs, net	9,692	10,101
Noncurrent portion, net of deferred financing costs	$795,755	$753,880

The CAPL Credit Facility is secured by substantially all of the Partnership’s assets.

Letters of credit outstanding totaled $5.3 million and $4.5 million at March 31, 2024 and December 31, 2023, respectively.

Taking the interest rate swap contracts into account, the effective interest rate on our CAPL Credit Facility at March 31, 2024 was 5.1% (our applicable margin was 2.25% as of March 31, 2024). See Note 8 for additional information on our interest rate swap contracts.

The CAPL Credit Facility contains certain financial covenants. The Partnership is required to maintain a Consolidated Leverage Ratio (as defined in the CAPL Credit Facility) of (i) for each fiscal quarter ending March 31, 2024, June 30, 2024 and September 30, 2024, not greater than 5.00 to 1.00, and (ii) for each fiscal quarter ending December 31, 2024 and thereafter, not greater than 4.75 to 1.00. For the quarter during a Specified Acquisition Period (as defined in the CAPL Credit Facility), such threshold will be increased by increasing the numerator thereof by 0.5, but such numerator may not exceed 5.25 to 1.00. Upon the occurrence of a Qualified Note Offering (as defined in the CAPL Credit Facility), the Consolidated Leverage Ratio threshold when not in a Specified Acquisition Period is increased to 5.25 to 1.00, while the Specified Acquisition Period threshold is 5.50 to 1.00. Upon the occurrence of a Qualified Note Offering, the Partnership is also required to maintain a Consolidated Senior Secured Leverage Ratio (as defined in the CAPL Credit Facility) for the most recently completed four fiscal quarter period of not greater than 3.75 to 1.00. Such threshold is increased to 4.00 to 1.00 for the quarter during a Specified Acquisition Period. The Partnership is also required to maintain a Consolidated Interest Coverage Ratio (as defined in the CAPL Credit Facility) of at least 2.50 to 1.00.

On February 20, 2024, in connection with our Applegreen Acquisition, we entered into an amendment (the “Amendment”) to the CAPL Credit Facility. The Amendment, among other things, modified the definition of Consolidated EBITDA contained in the Credit Agreement to permit the full addback of certain lease termination expenses incurred in connection with the Applegreen Acquisition and the addback of other lease termination expenses incurred in connection with future transactions, subject to certain terms and conditions.

As of March 31, 2024, we were in compliance with our financial covenants under the CAPL Credit Facility. The amount of availability under the CAPL Credit Facility at March 31, 2024, after taking into consideration debt covenant restrictions, was $91.2 million.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with amending the CAPL Credit Facility and terminating the JKM Credit Facility in March 2023, the Partnership wrote off $1.1 million of deferred financing costs in the first quarter of 2023.

Note 8. INTEREST RATE SWAP CONTRACTS

During 2024 and through the date of this report, we held the following interest rate swap contracts (in thousands):

Type	Notional Amount	Termination Date	Fixed Rate
Spot starting	$150,000	April 1, 2024	0.413%
Spot starting	75,000	April 1, 2024	0.298%
Spot starting	75,000	April 1, 2024	0.298%
Spot starting	50,000	March 30, 2028	3.287%
Spot starting	100,000	March 31, 2028	3.287%
Spot starting	50,000	April 8, 2028	3.282%
Forward starting April 1, 2024	100,000	April 1, 2028	2.932%
Spot starting	80,000	March 31, 2028	4.105%
Spot starting	20,000	March 31, 2028	4.121%

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

We report the unrealized gains and losses on our interest rate swap contracts designated as highly effective cash flow hedges as a component of other comprehensive income and reclassify such gains and losses into earnings (interest expense on our statement of operations) in the same period during which the hedged interest expense is recorded. We recognized a net realized gain from settlements of the interest rate swap contracts of $5.1 million and $3.1 million for the three months ended March 31, 2024 and 2023, respectively.

We currently estimate that a gain of $6.1 million will be reclassified from accumulated other comprehensive income into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Note 9. OPERATING LEASES AS LESSOR

During the first quarter of 2024, we terminated a significant number of operating leases as lessor through our Applegreen Acquisition. See Note 2 for additional information regarding this transaction and the related write-off of deferred rent income.

Motor fuel stations are leased to tenants under operating leases with various expiration dates ranging through 2037. Most lease agreements include provisions for renewals. We generally do not include renewal options in our lease term. Future minimum rental payments under non-cancelable operating leases with third parties as of March 31, 2024 were as follows (in thousands):

2024	$29,826
2025	32,495
2026	22,640
2027	12,672
2028	7,899
Thereafter	21,489
Total future minimum lease payments	$127,021

The future minimum rental payments presented above do not include contingent rent based on future inflation, future revenues or volumes of the lessee, or non-lease components for amounts that may be received as tenant reimbursements for certain operating costs.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred rent income from straight-line rent relates to the cumulative amount by which straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement and totaled $3.3 million and $5.0 million at March 31, 2024 and December 31, 2023, respectively.

Note 10. RELATED-PARTY TRANSACTIONS

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from TopStar, an entity affiliated with the Topper Group, were $10.7 million and $11.7 million for the three months ended March 31, 2024 and 2023, respectively. Accounts receivable from TopStar was $1.0 million and $0.4 million at March 31, 2024 and December 31, 2023, respectively.

We lease real estate from the Topper Group. Rent expense under these lease agreements was $2.5 million for each of the three months ended March 31, 2024 and 2023.

Omnibus Agreement

We incurred expenses under the Omnibus Agreement, including costs for store level personnel at our company operated sites as well as other cost reimbursements, totaling $27.8 million and $24.4 million for the three months ended March 31, 2024 and 2023, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statements of operations. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Omnibus Agreement totaled $4.8 million and $8.4 million at March 31, 2024 and December 31, 2023, respectively.

Common Unit Distributions and Other Equity Transactions

We distributed $7.7 million to the Topper Group related to its ownership of our common units for the three months ended March 31, 2024 and 2023.

We distributed $2.6 million to affiliates of John B. Reilly, III related to their ownership of our common units for the three months ended March 31, 2024 and 2023.

We recorded accretion on the preferred membership interests issued in March 2022 to related parties of $0.7 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively.

Maintenance and Environmental Costs

Certain maintenance and environmental remediation activities are performed by an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $1.0 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively. Accounts payable to this related party amounted to $0.7 million and $0.3 million at March 31, 2024 and December 31, 2023, respectively.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board. Merchandise costs amounted to $4.7 million and $4.9 million for the three months ended March 31, 2024 and 2023, respectively. Amounts payable to this related party amounted to $1.4 million at March 31, 2024 and December 31, 2023.

Vehicle Lease

In connection with the services rendered under the Omnibus Agreement, we lease certain vehicles from an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. Lease expense was an insignificant amount for each of the three months ended March 31, 2024 and 2023.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal Executive Offices

We lease office space from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $0.3 million for each of the three months ended March 31, 2024 and 2023.

Public Relations and Website Consulting Services

We have engaged a company affiliated with John B. Reilly, III, member of the Board, for public relations and website consulting services. The cost of these services was insignificant for the three months ended March 31, 2024 and 2023.

Note 11. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. In the event we fail to purchase the required minimum volume for a given contractual period, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given period. We did not incur any significant penalties during the three months ended March 31, 2024 or 2023.

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

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $6.9 million and $7.4 million at March 31, 2024 and December 31, 2023, respectively. Indemnification assets related to third-party escrow funds, state funds or insurance recorded on the balance sheet within other current assets and other noncurrent assets totaled $4.7 million and $5.3 million at March 31, 2024 and December 31, 2023, respectively. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels in 2024 or 2023.

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

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of March 31, 2024 and December 31, 2023 due to the short-term maturity of these instruments. The fair value of borrowings under the CAPL Credit Facility approximated its carrying value as of March 31, 2024 and December 31, 2023 due to the frequency with which interest rates are reset and the consistency of the market spread.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded an income tax benefit of $5.8 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively, as a result of the losses incurred by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only LGWS and Joe’s Kwik Marts are subject to income tax.

Note 14. NET INCOME PER COMMON UNIT

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per common unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Distributions paid on common units	$19,941	$19,974
Allocation of distributions in excess of net income	(38,138)	(21,554)
Limited partners’ interest in net loss - basic and diluted	(18,197)	(1,580)
Denominator:
Weighted-average common units outstanding - basic	37,994,285	37,940,332
Adjustment for phantom and phantom performance units (a)	—	—
Weighted-average common units outstanding - diluted	37,994,285	37,940,332
Net loss per common unit - basic	$(0.48)	$(0.04)
Net loss per common unit - diluted	$(0.48)	$(0.04)

Distributions paid per common unit	$0.5250	$0.5250
Distributions declared (with respect to each respective period) per common unit	$0.5250	$0.5250

(a)
For the three months ended March 31, 2024, 133,341 potentially dilutive units related to the phantom units and phantom performance units and 1,230,559 potentially dilutive units related to the preferred membership interests were excluded from the calculation of diluted earnings per unit because including them would have been antidilutive.

For the three months ended March 31, 2023, 168,695 potentially dilutive units related to the phantom units and phantom performance units and 1,125,769 potentially dilutive units related to the preferred membership interests were excluded from the calculation of diluted earnings per unit because including them would have been antidilutive.

Distributions

Distribution activity for 2024 is as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2023	February 2, 2024	February 9, 2024	$0.5250	$19,941
March 31, 2024	May 3, 2024	May 10, 2024	0.5250	19,964

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

During the three months ended March 31, 2024 and 2023, respectively, we converted 53 and eight sites from lessee dealer sites in the wholesale segment to company operated or commission sites in the retail segment. The sites converted during the first quarter of 2024 include 31 sites from the Applegreen Acquisition. See Note 2 for additional information.

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended March 31, 2024
Revenues from fuel sales to external customers	$450,579	$389,852	$—	$840,431
Revenues from food and merchandise sales	—	76,432	—	76,432
Rent income	15,979	3,187	—	19,166
Other revenue	920	4,599	—	5,519
Total revenues	$467,478	$474,070	$—	$941,548

Operating income (loss)	$18,065	$11,255	$(42,365)	$(13,045)

Three Months Ended March 31, 2023
Revenues from fuel sales to external customers	$521,925	$402,946	$—	$924,871
Revenues from food and merchandise sales	—	65,266	—	65,266
Rent income	17,956	3,364	—	21,320
Other revenue	1,247	3,455	—	4,702
Total revenues	$541,128	$475,031	$—	$1,016,159

Operating income (loss)	$21,669	$14,767	$(27,326)	$9,110

Receivables relating to the revenue streams above are as follows (in thousands):

	March 31,	December 31,
	2024	2023
Receivables from fuel and merchandise sales	$32,853	$28,467
Receivables for rent and other lease-related charges	3,255	3,155
Total accounts receivable	$36,108	$31,622

Performance obligations are satisfied as fuel is delivered to the customer and as merchandise is sold to the consumer. Many of our fuel contracts with our customers include minimum purchase volumes measured on a monthly basis, although revenue from such shortfalls is not material. Receivables from fuel are recognized on a per-gallon rate and are generally collected within 10 days of delivery.

The balance of unamortized costs incurred to obtain certain contracts with customers was $9.4 million and $10.0 million at March 31, 2024 and December 31, 2023, respectively. Amortization of such costs is recorded against operating revenues and amounted to $0.5 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
(Increase) decrease:
Accounts receivable	$(3,902)	$2,220
Accounts receivable from related parties	(584)	219
Inventories	(1,589)	(604)
Other current assets	(423)	(2,775)
Other assets	(885)	574
Increase (decrease):
Accounts payable	2,434	(7,503)
Accounts payable to related parties	(3,131)	(2,013)
Accrued expenses and other current liabilities	987	(297)
Motor fuel and taxes payable	(1,619)	(342)
Other long-term liabilities	1,785	1,061
Changes in operating assets and liabilities, net of acquisitions	$(6,927)	$(9,460)

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions and other non-cash activity.

Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for interest	$9,925	$11,875
Cash paid (refunded) for income taxes, net	(17)	560

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Three Months Ended March 31,
	2024	2023
Accrued capital expenditures	$1,269	$2,228
Lease liabilities arising from obtaining right-of-use assets	4,823	2,972
Accretion of preferred membership interests	657	601

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

Recent Developments

Applegreen Acquisition and Lease Termination

On January 26, 2024, we entered into an agreement (the “Applegreen Purchase Agreement”) to acquire certain assets from Applegreen Midwest, LLC and Applegreen Florida, LLC (collectively, the “Sellers”) (the “Applegreen Acquisition”). The assets were acquired via the termination of the Partnership’s existing lease agreements with the Sellers at 59 locations, for total consideration of $16.9 million. The transaction closed on a rolling basis by site beginning in the first quarter of 2024 and ending in April 2024. The Partnership also acquired for cash the inventory at the locations. The terms of the Partnership’s leases with Applegreen Midwest, LLC and Applegreen Florida, LLC could have been extended to 2049 and 2048, respectively, including all renewal options. The Applegreen Purchase Agreement contains customary representations and warranties of the parties as well as indemnification obligations by the Sellers and the Partnership, respectively, to each other.

Of the 59 locations, 31 locations converted during the first quarter of 2024 and the remaining locations converted in April 2024. This transaction resulted in the transition of these lessee dealer sites to company operated sites.

During the first quarter of 2024, we paid $19.9 million of cash and accrued an additional $1.2 million of cash paid in April 2024. In addition, we recorded a non-cash write-off of deferred rent income of $1.4 million during the first quarter of 2024. See Note 2 to the financial statements for additional information.

Amendment of CAPL Credit Facility

On February 20, 2024, in connection with our Applegreen Acquisition, we entered into an amendment (the “Amendment”) to the CAPL Credit Facility. The Amendment, among other things, modified the definition of Consolidated EBITDA contained in the Credit Agreement to permit the full addback of certain lease termination expenses incurred in connection with the Applegreen Acquisition and the addback of other lease termination expenses incurred in connection with future transactions, subject to certain terms and conditions.

Significant Factors Affecting our Profitability

The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit

The prices paid to our motor fuel suppliers for wholesale motor fuel (which affects our cost of sales) are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations. For approximately 58% of gallons sold, we receive a per gallon rate equal to the posted rack price, less any applicable discounts, plus transportation costs, taxes and a fixed rate per gallon of motor fuel. The remaining gallons are either retail sales or wholesale DTW contracts that provide for variable, market-based pricing.

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

Impact of Interest Rates

Given our interest rate swap contracts, our effective interest rate did not change significantly between the first quarter of 2023 and the first quarter of 2024. However, three of our most favorable interest rate swap contracts matured April 1, 2024. See Item 3 for additional information regarding the impact of the maturity of those interest rate swap contracts on our future interest expense.

Acquisition and Financing Activity

Our results of operations and financial condition are also impacted by our acquisition and financing activities as summarized below.

•
On March 31, 2023, we amended and restated the CAPL Credit Facility and terminated the JKM Credit Facility.
•
Through March 31, 2024, we have converted 31 of the 59 sites included in the Applegreen Acquisition and transitioned these sites from lessee dealer sites in the wholesale segment to company operated sites in the retail segment. See Note 2 to the financial statements for additional information.

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating revenues	$941,548	$1,016,159
Costs of sales	860,200	934,100
Gross profit	81,348	82,059

Operating expenses:
Operating expenses	52,028	45,623
General and administrative expenses	6,838	5,739
Depreciation, amortization and accretion expense	18,721	19,820
Total operating expenses	77,587	71,182
Loss on dispositions and lease terminations, net	(16,806)	(1,767)
Operating (loss) income	(13,045)	9,110
Other income, net	249	261
Interest expense	(10,541)	(12,012)
Loss before income taxes	(23,337)	(2,641)
Income tax benefit	(5,797)	(1,662)
Net loss	(17,540)	(979)
Accretion of preferred membership interests	657	601
Net loss available to limited partners	$(18,197)	$(1,580)

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Operating revenues decreased $75 million (7%) and operating income decreased $22 million. Significant items impacting these results were:

Operating revenues

•
A $74 million (14%) decrease in our wholesale segment revenues primarily attributable to a 9% decrease in volume driven by the conversion of certain lessee dealer sites to company operated and commission agent sites as well as the net loss of independent dealer contracts. In addition, our average wholesale selling price decreased 5% due primarily to changes in crude oil prices during the course of the quarter compared to last year.
•
Our retail segment revenues remained relatively flat for the first quarter of 2024 as compared to the first quarter of 2023. Our average retail selling price of fuel decreased 5% from the first quarter of 2023 to the first quarter of 2024, partially offset by a 2% increase in volume due to the conversion of certain lessee dealer sites to company operated sites, partially offset by a decrease in volume in our base business. Lastly, merchandise revenues increased $11.2 million (17%) driven by an increase in our average company operated site count due to the conversion of certain lessee dealer and commission agent sites to company operated sites.

Cost of sales

Cost of sales decreased $74 million (8%), due primarily to lower wholesale volume and lower cost per gallon, partially offset by the increase in merchandise cost of sales driven by the same drivers as discussed above.

Gross profit

Gross profit decreased $0.7 million (1%), which was primarily driven by a decrease in motor fuel and rent gross profit within our wholesale segment, partially offset by an increase in merchandise gross profit driven by the conversion of certain lessee dealer and commission agent sites to company operated sites. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses increased $1.1 million (19%) primarily driven by higher legal fees and acquisition-related costs.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense decreased $1.1 million (6%) primarily due to assets becoming fully depreciated.

Loss on dispositions and lease terminations, net

During the three months ended March 31, 2024, we recorded a $15.9 million loss on lease termination with Applegreen, including a $1.4 million non-cash write-off of deferred rent income. See Note 2 to the financial statements for additional information. In addition, we recorded $0.9 million of other losses on lease terminations and asset disposals, including non-cash write-offs of deferred rent income.

During the three months ended March 31, 2023, we recorded a $2.0 million loss on lease terminations and asset disposals, partially offset by a $0.2 million gain in connection with our ongoing real estate rationalization effort.

Interest expense

Interest expense decreased $1.5 million (12%) due to the $1.1 million write-off of deferred financing costs in the first quarter of 2023 as a result of the amendment and restatement of the CAPL Credit Facility and termination of the JKM Credit Facility.

Income tax benefit

We recorded an income tax benefit of $5.8 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively, driven by income (losses) generated by our taxable subsidiaries.

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

Wholesale

The following table highlights the results of operations and certain operating metrics of our wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended March 31,
	2024	2023
Gross profit:
Motor fuel gross profit	$14,603	$16,708
Rent gross profit	11,439	13,255
Other revenues	920	1,247
Total gross profit	26,962	31,210
Operating expenses	(8,897)	(9,541)
Operating income	$18,065	$21,669

Motor fuel distribution sites (end of period): (a)
Independent dealers (b)	624	643
Lessee dealers (c)	511	612
Total motor fuel distribution sites	1,135	1,255

Average motor fuel distribution sites	1,172	1,271

Volume of gallons distributed	184,025	201,861

Margin per gallon	$0.079	$0.083

(a)
In addition, we distributed motor fuel to sub-wholesalers who distributed to additional sites.
(b)
The decrease in the independent dealer site count was primarily attributable to the net loss of contracts, partially offset by divestitures of certain lessee dealer sites but with continued fuel supply.
(c)
The decrease in the lessee dealer site count was primarily attributable to the conversion of certain lessee dealer sites to company operated sites, including through the Applegreen Acquisition, and our real estate rationalization effort.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Gross profit decreased $4.2 million (14%) and operating income decreased $3.6 million (17%). These results were impacted by:

Motor fuel gross profit

The $2.1 million decrease (13%) in motor fuel gross profit was primarily due to a 9% decrease in volume driven by the conversion of certain lessee dealer sites to company operated and commission agent sites and the net loss of independent dealer contracts. In addition, our average fuel margin per gallon decreased 4% as compared to the same period of 2023, driven by the movements of crude oil prices within the two periods.

The average spot price of WTI crude oil increased 2% from $75.93 per barrel for the first quarter of 2023 to $77.50 per barrel for the first quarter of 2024. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Rent gross profit

Rent gross profit decreased $1.8 million (14%) for the first quarter of 2024 compared to the same period of 2023, primarily due to the conversion of certain lessee dealer sites to company operated and commission agent sites.

Operating expenses

Operating expenses decreased $0.6 million (7%), primarily due to the conversion of certain lessee dealer sites to company operated and commission agent sites.

Retail

The following table highlights the results of operations and certain operating metrics of our retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands, except for the number of retail sites and per gallon amounts):

	Three Months Ended March 31,
	2024	2023
Gross profit:
Motor fuel	$26,036	$26,760
Merchandise	21,443	18,123
Rent	2,308	2,511
Other revenue	4,599	3,455
Total gross profit	54,386	50,849
Operating expenses	(43,131)	(36,082)
Operating income	$11,255	$14,767

Retail sites (end of period):
Company operated retail sites (a)	343	268
Commission agents (b)	203	194
Total retail segment sites	546	462

Total retail segment statistics:
Volume of gallons sold	121,717	119,085
Average retail fuel sites	514	457
Margin per gallon, before deducting credit card fees and commissions	0.308	0.318

Company operated site statistics:
Average retail fuel sites	315	258
Margin per gallon, before deducting credit card fees	$0.327	$0.341
Merchandise gross profit percentage	28.1%	27.8%

Commission site statistics:
Average retail fuel sites	199	198
Margin per gallon, before deducting credit card fees and commissions	$0.267	$0.273

(a)
The increase in the company operated site count was primarily attributable to the conversion of certain lessee dealer and commission agent sites to company operated sites.
(b)
The increase in the commission agent site count was primarily attributable to the conversion of certain lessee dealer sites to commission agent sites, partially offset by the conversion of certain commission agent sites to company operated sites.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Gross profit increased $3.5 million (7%) and operating income decreased $3.5 million (24%). These results were impacted by:

Gross profit

•
Our motor fuel gross profit decreased $0.7 million (3%) attributable to a 3% decrease in margin per gallon for the three months ended March 31, 2024 as compared to the same period in 2023, driven by the movements in crude oil prices within the two periods. Volume increased 2% due primarily to an increase in the average retail site count due to the conversion of certain lessee dealer sites to company operated and commission agent sites, partially offset by a decrease in volume in our base business.
•
Our merchandise gross profit and other revenues increased $3.3 million (18%) and $1.1 million (33%), respectively, driven by an increase in the average company operated site count due to the conversion of certain lessee dealer and commission agent sites to company operated sites.

Operating expenses

Operating expenses increased $7.0 million (20%) driven by a 22% increase in the average company operated site count due to the conversion of certain lessee dealer and commission agent sites to company operated sites.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for Distribution Coverage Ratio):

	Three Months Ended March 31,
	2024	2023
Net loss	$(17,540)	$(979)
Interest expense	10,541	12,012
Income tax benefit	(5,797)	(1,662)
Depreciation, amortization and accretion expense	18,721	19,820
EBITDA	5,925	29,191
Equity-based employee and director compensation expense	205	561
Loss on dispositions and lease terminations, net (a)	16,806	1,767
Acquisition-related costs (b)	632	219
Adjusted EBITDA	23,568	31,738
Cash interest expense	(10,058)	(10,163)
Sustaining capital expenditures (c)	(1,642)	(2,049)
Current income tax expense (d)	(137)	(394)
Distributable Cash Flow	$11,731	$19,132
Distributions paid on common units	19,941	19,918
Distribution Coverage Ratio (a)	0.59x	0.96x

(a)
See "Results of Operations–Loss on Dispositions and Lease Terminations, net."
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

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$5,816	$11,538
Net cash used in investing activities	(25,964)	(5,380)
Net cash provided by (used in) financing activities	21,436	(14,695)

Operating Activities

Net cash provided by operating activities decreased $5.7 million for the three months ended March 31, 2024 compared to the same period in 2023, primarily attributable to lower fuel margins, partially offset by a $3.3 million net generation of cash flow from changes in working capital stemming from timing of settlement of fuel purchases during the first quarter of 2023.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as compared to the shorter settlement of receivables for fuel, rent and merchandise.

Investing Activities

We incurred capital expenditures of $6 million for each of the three months ended March 31, 2024 and 2023. We paid $19.9 million to Applegreen related to lease terminations and inventory purchases during the three months ended March 31, 2024. We received $0.6 million in proceeds primarily from the sale of sites in connection with our real estate rationalization effort for the three months ended March 31, 2023.

Financing Activities

We paid $20 million in distributions for each of the three months ended March 31, 2024 and 2023. For the three months ended March 31, 2024 and 2023, we made total net borrowings on our credit facilities of $42 million and $13 million, respectively. We paid $7 million of deferred financing costs in connection with amending and restating the CAPL Credit Facility and terminating the JKM Credit Facility in the first quarter of 2023.

Distributions

Distribution activity for 2024 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2023	February 2, 2024	February 9, 2024	$0.5250	$19,941
March 31, 2024	May 3, 2024	May 10, 2024	0.5250	19,964

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Debt

As of March 31, 2024, our debt and finance lease obligations consisted of the following (in thousands):

CAPL Credit Facility	$798,260
Finance lease obligations	10,320
Total debt and finance lease obligations	808,580
Current portion	3,133
Noncurrent portion	805,447
Deferred financing costs, net	9,692
Noncurrent portion, net of deferred financing costs	$795,755

See Note 7 to the financial statements for information regarding the amendment of the CAPL Credit Facility.

Taking into account the interest rate swap contracts that were effective beyond April 1, 2024, the effective interest rate on our CAPL Credit Facility at March 31, 2024 was 6.7% (our applicable margin was 2.25% as of March 31, 2024). Letters of credit outstanding at March 31, 2024 totaled $5.3 million.

The amount of availability under our CAPL Credit Facility at May 3, 2024, after taking into consideration debt covenant restrictions, was $96 million.

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

The following table outlines our capital expenditures (in thousands):

	Three Months Ended March 31,
	2024	2023
Sustaining capital	$1,642	$2,049
Growth	4,463	3,952
Lease termination payments to Applegreen, including inventory purchases	19,904	—
Total capital expenditures, including lease termination payments to Applegreen	$26,009	$6,001

A significant portion of our growth capital expenditures are discretionary and we regularly review our capital plans in light of anticipated proceeds from sales of sites.

Concentration Risks

See Note 1 for information on our concentration risks related to our customers, fuel suppliers, fuel carriers and merchandise suppliers.

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

Our results for 2024 are anticipated to be impacted by the following:

•
We continue to consider the highest and best use class of trade for each of our properties, which may result in the conversion of sites from one class of trade to another and ultimately increases or decreases in the gross profit for the wholesale and retail segments. The Applegreen Acquisition is anticipated to increase gross profit and operating expenses in the retail segment and reduce gross profit in the wholesale segment.
•
Given the April 1, 2024 maturity of certain favorable interest rate swap contracts, we anticipate higher interest expense in 2024 relative to 2023.

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

New Accounting Policies

There is no new accounting guidance effective or pending adoption that has had or is anticipated to have a material impact on our financial statements. See Note 1 to the financial statements for information on new accounting guidance that will impact segment reporting and income tax disclosures.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies described in our Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than interest rate risk, no significant changes to our market risk have occurred since December 31, 2023. For a discussion of market risks affecting us, refer to Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk” included in our Form 10-K.

Interest Rate Risk

As of March 31, 2024, we had $798.3 million outstanding on our CAPL Credit Facility. Our outstanding borrowings bear interest at SOFR plus an applicable margin.

Taking the interest rate swap contracts into account, the effective interest rate on our CAPL Credit Facility at March 31, 2024 was 5.1%.

Taking into account the interest rate swap contracts that were effective beyond April 1, 2024, the effective interest rate on our CAPL Credit Facility at March 31, 2024 would have been 6.7%. A one percentage point change in SOFR would impact annual interest expense by approximately $4.0 million.

See Note 8 to the financial statements for information regarding our interest rate swap contracts.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

First Amendment to Amended and Restated Credit Agreement, dated as of February 20, 2024, by and among CrossAmerica Partners LP, Lehigh Gas Wholesale Services, Inc., certain entities listed on the signature pages thereto, as guarantors, the lenders and L/C issuers party thereto, and Citizens Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 23, 2024)

31.1 *	Certification of Principal Executive Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 *	Certification of Principal Financial Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*†	Certification of Principal Executive Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

32.2*†	Certification of Principal Financial Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

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

Date: May 8, 2024