Form 10-Q
period 2024-06-30
CrossAmerica Partners LP
filed 2024-08-08
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had outstanding 38,046,688 common units.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$5,490	$4,990
Accounts receivable, net of allowances of $755 and $709, respectively	38,931	31,185
Accounts receivable from related parties	88	437
Inventory	63,583	52,344
Assets held for sale	2,486	400
Current portion of interest rate swap contracts	6,478	9,321
Other current assets	8,499	9,845
Total current assets	125,555	108,522
Property and equipment, net	685,306	705,217
Right-of-use assets, net	142,126	148,317
Intangible assets, net	85,819	95,261
Goodwill	99,409	99,409
Deferred tax assets	818	759
Interest rate swap contracts, less current portion	4,873	687
Other assets	20,767	23,510
Total assets	$1,164,673	$1,181,682

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$3,183	$3,083
Current portion of operating lease obligations	35,259	34,787
Accounts payable	75,281	68,986
Accounts payable to related parties	7,551	10,180
Accrued expenses and other current liabilities	24,298	23,674
Motor fuel and sales taxes payable	19,821	20,386
Total current liabilities	165,393	161,096
Debt and finance lease obligations, less current portion	786,674	753,880
Operating lease obligations, less current portion	111,946	118,723
Deferred tax liabilities, net	7,877	12,919
Asset retirement obligations	48,607	47,844
Interest rate swap contracts	430	3,535
Other long-term liabilities	51,925	52,934
Total liabilities	1,172,852	1,150,931

Commitments and contingencies (Note 11)

Preferred membership interests	29,073	27,744

Equity:
Common units— 38,027,194 and 37,983,154 units issued and outstanding at June 30, 2024 and December 31, 2023, respectively	(47,893)	(2,392)
Accumulated other comprehensive income	10,641	5,399
Total (deficit) equity	(37,252)	3,007
Total liabilities and equity	$1,164,673	$1,181,682

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except unit and per unit amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues (a)	$1,133,355	$1,145,396	$2,074,903	$2,161,555
Costs of sales (b)	1,028,593	1,047,672	1,888,793	1,981,772
Gross profit	104,762	97,724	186,110	179,783

Operating expenses:
Operating expenses (c)	55,825	49,798	107,853	95,421
General and administrative expenses	7,892	7,475	14,730	13,214
Depreciation, amortization and accretion expense	18,446	19,298	37,167	39,118
Total operating expenses	82,163	76,571	159,750	147,753
Gain (loss) on dispositions and lease terminations, net	5,578	6,700	(11,228)	4,933
Operating income	28,177	27,853	15,132	36,963
Other income, net	158	163	407	424
Interest expense	(14,208)	(10,683)	(24,749)	(22,695)
Income (loss) before income taxes	14,127	17,333	(9,210)	14,692
Income tax expense (benefit)	1,703	2,797	(4,094)	1,135
Net income (loss)	12,424	14,536	(5,116)	13,557
Accretion of preferred membership interests	672	615	1,329	1,216
Net income (loss) available to limited partners	$11,752	$13,921	$(6,445)	$12,341

Earnings (loss) per common unit
Basic	$0.31	$0.37	$(0.17)	$0.33
Diluted	$0.31	$0.36	$(0.17)	$0.32

Weighted-average common units:
Basic	38,027,194	37,952,950	38,010,739	37,946,676
Diluted	38,199,490	38,150,236	38,010,739	38,143,697

Supplemental information:
(a) includes excise taxes of:	$82,394	$76,191	$153,106	$146,075
(a) includes rent income of:	17,855	20,523	37,021	41,843
(b) excludes depreciation, amortization and accretion
(b) includes rent expense of:	5,192	5,658	10,611	11,212
(c) includes rent expense of:	4,497	3,911	8,439	7,709

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(5,116)	$13,557
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	37,167	39,118
Amortization of deferred financing costs	968	2,325
Credit loss expense	81	37
Deferred income tax (benefit) expense	(5,100)	582
Equity-based employee and director compensation expense	574	1,123
Loss (gain) on dispositions and lease terminations, net	11,228	(4,933)
Changes in operating assets and liabilities, net of acquisitions	(5,079)	(4,546)
Net cash provided by operating activities	34,723	47,263

Cash flows from investing activities:
Principal payments received on notes receivable	81	107
Proceeds from sale of assets	10,733	4,533
Capital expenditures	(11,411)	(11,328)
Lease terminations payments to Applegreen, including inventory purchases	(25,517)	—
Net cash used in investing activities	(26,114)	(6,688)

Cash flows from financing activities:
Borrowings under revolving credit facilities	70,013	205,900
Repayments on revolving credit facilities	(36,500)	(50,546)
Repayments on the Term Loan Facility	—	(158,980)
Payments of finance lease obligations	(1,513)	(1,417)
Payments of deferred financing costs	(74)	(7,022)
Distributions paid on distribution equivalent rights	(130)	(111)
Income tax distributions paid on preferred membership interests	—	(119)
Distributions paid on common units	(39,905)	(39,843)
Net cash used in financing activities	(8,109)	(52,138)
Net increase (decrease) in cash and cash equivalents	500	(11,563)

Cash and cash equivalents at beginning of period	4,990	16,054
Cash and cash equivalents at end of period	$5,490	$4,491

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

(Unaudited)

	Limited Partners' Interest Common Unitholders		AOCI	Total Equity
	Units	Dollars	Dollars	Dollars
Balance at December 31, 2023	37,983,154	$(2,392)	$5,399	$3,007
Net loss	—	(17,540)	—	(17,540)
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	9,131	9,131
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(5,133)	(5,133)
Total other comprehensive income	—	—	3,998	3,998
Comprehensive (loss) income	—	(17,540)	3,998	(13,542)
Issuance of units related to 2023 Bonus Plan	17,136	381	—	381
Vesting of equity awards, net of units withheld for tax	26,904	598	—	598
Accretion of preferred membership interests	—	(657)	—	(657)
Distributions paid	—	(20,006)	—	(20,006)
Balance at March 31, 2024	38,027,194	$(39,616)	$9,397	$(30,219)

Net income	—	12,424	—	12,424
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	3,185	3,185
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(1,941)	(1,941)
Total other comprehensive income	—	—	1,244	1,244
Comprehensive income	—	12,424	1,244	13,668
Accretion of preferred membership interests	—	(672)	—	(672)
Distributions paid	—	(20,029)	—	(20,029)
Balance at June 30, 2024	38,027,194	$(47,893)	$10,641	$(37,252)

Balance at December 31, 2022	37,937,604	$36,508	$16,469	$52,977
Net loss	—	(979)	—	(979)
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	137	137
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(3,055)	(3,055)
Total other comprehensive loss	—	—	(2,918)	(2,918)
Comprehensive loss	—	(979)	(2,918)	(3,897)
Issuance of units related to 2022 Bonus Plan	15,346	322	—	322
Accretion of preferred membership interests	—	(601)	—	(601)
Distributions paid	—	(19,974)	—	(19,974)
Balance at March 31, 2023	37,952,950	$15,276	$13,551	$28,827

Net income	—	14,536	—	14,536
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	9,898	9,898
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(4,322)	(4,322)
Total other comprehensive income	—	—	5,576	5,576
Comprehensive income	—	14,536	5,576	20,112
Accretion of preferred membership interests	—	(615)	—	(615)
Distributions paid	—	(19,980)	—	(19,980)
Balance at June 30, 2023	37,952,950	$9,217	$19,127	$28,344

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

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2023 has been derived from our audited financial statements and notes thereto as of that date.

Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.

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

Concentration Risk

For the six months ended June 30, 2024 and 2023, respectively, we purchased approximately 81% and 80% of our motor fuel from four suppliers. Approximately 23% of our motor fuel gallons sold for each of the six months ended June 30, 2024 and 2023 were delivered by two carriers.

For the six months ended June 30, 2024 and 2023, respectively, approximately 18% and 29% of our rent income was from five multi-site operators.

For the six months ended June 30, 2024 and 2023, respectively, approximately 49% and 47% of our merchandise was purchased from one supplier.

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

During the six months ended June 30, 2024, we paid $25.5 million of cash and recorded a non-cash write-off of deferred rent income of $1.5 million. We recorded these transactions as follows (in thousands):

Cash consideration
Lease termination payments	$16,983
Inventory purchases	8,534
Total cash paid	25,517

Inventory	8,534
Equipment	2,530
Loss on lease termination	14,453
Non-cash write-off of deferred rent income	1,515
Total loss on lease termination	$15,968

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. ASSETS HELD FOR SALE

We have classified seven sites and two sites as held for sale at June 30, 2024 and December 31, 2023, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	June 30,	December 31,
	2024	2023
Land	$1,656	$240
Buildings and site improvements	1,200	380
Equipment	1,387	418
Total	4,243	1,038
Less accumulated depreciation	(1,757)	(638)
Assets held for sale	$2,486	$400

The Partnership has continued to focus on divesting lower performing assets. During the three and six months ended June 30, 2024, we sold ten sites for $11.9 million in proceeds (which includes $1.3 million of proceeds initially placed in a Section 1031 exchange escrow account), resulting in a net gain of $6.5 million. During the three and six months ended June 30, 2023, we sold six and seven properties for $7.8 million and $8.2 million in proceeds (both of which include $3.8 million of proceeds initially placed in a Section 1031 exchange escrow account), resulting in net gains of $6.1 million and $6.2 million, respectively.

See Note 5 for information regarding impairment charges primarily recorded upon classifying sites within assets held for sale.

Note 4. INVENTORY

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Merchandise	$34,471	$26,081
Motor fuel	29,112	26,263
Inventory	$63,583	$52,344

See Notes 2 and 15 for information regarding the Applegreen Acquisition and other conversions of lessee dealer sites to company operated sites, which caused a significant portion of the increase in inventory.

Note 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Land	$322,485	$326,571
Buildings and site improvements	362,180	365,528
Leasehold improvements	17,023	16,434
Equipment	360,434	356,160
Construction in progress	8,969	4,462
Property and equipment, at cost	1,071,091	1,069,155
Accumulated depreciation and amortization	(385,785)	(363,938)
Property and equipment, net	$685,306	$705,217

We recorded impairment charges of $0.2 million and $0.4 million during the three months ended June 30, 2024 and 2023, and $0.5 million and $0.8 million during the six months ended June 30, 2024 and 2023, respectively, included within depreciation, amortization and accretion expenses on the statements of operations. These impairment charges were primarily related to sites initially classified within assets held for sale in connection with our ongoing real estate rationalization effort.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$194,626	$110,263	$84,363	$234,501	$140,714	$93,787
Trademarks/licenses	2,133	814	1,319	2,078	761	1,317
Covenant not to compete	200	63	137	200	43	157
Total intangible assets	$196,959	$111,140	$85,819	$236,779	$141,518	$95,261

Note 7. DEBT

Our balances for long-term debt and finance lease obligations were as follows (in thousands):

	June 30,	December 31,
	2024	2023
CAPL Credit Facility	$789,513	$756,000
Finance lease obligations	9,552	11,064
Total debt and finance lease obligations	799,065	767,064
Current portion	3,183	3,083
Noncurrent portion	795,882	763,981
Deferred financing costs, net	9,208	10,101
Noncurrent portion, net of deferred financing costs	$786,674	$753,880

The CAPL Credit Facility is a $925 million revolving credit facility maturing March 31, 2028 that is secured by substantially all of the Partnership’s assets.

Letters of credit outstanding totaled $5.3 million and $4.5 million at June 30, 2024 and December 31, 2023, respectively.

Taking the interest rate swap contracts into account, the effective interest rate on our CAPL Credit Facility at June 30, 2024 was 6.7% (our applicable margin was 2.25% as of June 30, 2024). See Note 8 for additional information on our interest rate swap contracts.

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

As of June 30, 2024, we were in compliance with our financial covenants under the CAPL Credit Facility. The amount of availability under the CAPL Credit Facility at June 30, 2024, after taking into consideration debt covenant restrictions, was $111 million.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with amending the CAPL Credit Facility and terminating the JKM Credit Facility in March 2023, the Partnership wrote off $1.1 million of deferred financing costs in the first quarter of 2023.

Note 8. INTEREST RATE SWAP CONTRACTS

During 2024, we held the following interest rate swap contracts (in thousands):

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

Our interest rate swap contracts fix the rate on a portion of our SOFR-based borrowings under our CAPL Credit Facility, have been designated as cash flow hedges and are expected to be highly effective. The first three swap contracts above matured April 1, 2024, and as a result, our effective interest rate on the CAPL Credit Facility has increased since that time.

The fair value of each of these interest rate swap contracts was reported as a separate line item within current assets, noncurrent assets and noncurrent liabilities, as applicable. See Note 12 for additional information on the fair value of the interest rate swap contracts.

We report the unrealized gains and losses on our interest rate swap contracts designated as highly effective cash flow hedges as a component of other comprehensive income and reclassify such gains and losses into earnings (interest expense on our statement of operations) in the same period during which the hedged interest expense is recorded. We recognized a net realized gain from settlements of the interest rate swap contracts of $1.9 million and $4.3 million for the three months ended June 30, 2024 and 2023 and $7.1 million and $7.4 million for the six months ended June 30, 2024 and 2023, respectively.

We currently estimate that a gain of $6.2 million will be reclassified from accumulated other comprehensive income into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Note 9. OPERATING LEASES AS LESSOR

During the first half of 2024, we terminated a significant number of operating leases as lessor through our Applegreen Acquisition. See Note 2 for additional information regarding this transaction and the related write-off of deferred rent income.

Motor fuel stations are leased to tenants under operating leases with various expiration dates ranging through 2037. Most lease agreements include provisions for renewals. We generally do not include renewal options in our lease term. Future minimum rental payments under non-cancelable operating leases with third parties as of June 30, 2024 were as follows (in thousands):

2024	$19,746
2025	32,804
2026	23,118
2027	12,712
2028	7,838
Thereafter	21,273
Total future minimum lease payments	$117,491

The future minimum rental payments presented above do not include contingent rent based on future inflation, future revenues or volumes of the lessee, or non-lease components for amounts that may be received as tenant reimbursements for certain operating costs.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred rent income from straight-line rent relates to the cumulative amount by which straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement and totaled $3.1 million and $5.0 million at June 30, 2024 and December 31, 2023, respectively.

Note 10. RELATED-PARTY TRANSACTIONS

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from TopStar, an entity affiliated with the Topper Group, were $11.9 million and $13.2 million for the three months ended June 30, 2024 and 2023 and $22.5 million and $24.9 million for the six months ended June 30, 2024 and 2023, respectively. Accounts receivable from TopStar was $0.1 million and $0.4 million at June 30, 2024 and December 31, 2023, respectively.

We lease real estate from the Topper Group. Rent expense under these lease agreements was $2.5 million and $2.6 million for the three months ended June 30, 2024 and 2023 and $5.1 million and $5.2 million for the six months ended June 30, 2024 and 2023, respectively.

Omnibus Agreement

We incurred expenses under the Omnibus Agreement, including costs for store level personnel at our company operated sites as well as other cost reimbursements, totaling $33.0 million and $28.3 million for the three months ended June 30, 2024 and 2023 and $60.8 million and $52.7 million for the six months ended June 30, 2024 and 2023, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statements of operations. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Omnibus Agreement totaled $5.7 million and $8.4 million at June 30, 2024 and December 31, 2023, respectively.

Common Unit Distributions and Other Equity Transactions

We distributed $7.7 million to the Topper Group related to its ownership of our common units during each of the three months ended June 30, 2024 and 2023 and $15.4 million and $15.3 million for the six months ended June 30, 2024 and 2023, respectively.

We distributed $2.6 million to affiliates of John B. Reilly, III related to their ownership of our common units during each of the three months ended June 30, 2024 and 2023 and $5.2 million for each of the six months ended June 30, 2024 and 2023.

We recorded accretion on the preferred membership interests issued in March 2022 to related parties of $0.7 million and $0.6 million for the three months ended June 30, 2024 and 2023 and $1.3 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively. We paid income tax distributions of $0.1 million related to the preferred membership interests for the three and six months ended June 30, 2023.

Maintenance and Environmental Costs

Certain maintenance and environmental remediation activities are performed by an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.7 million and $0.6 million for the three months ended June 30, 2024 and 2023 and $1.7 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively. Accounts payable to this related party amounted to $0.3 million at June 30, 2024 and December 31, 2023.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board. Merchandise costs amounted to $4.8 million and $5.3 million for the three months ended June 30, 2024 and 2023 and $9.5 million and $10.1 million for the six months ended June 30, 2024 and 2023, respectively. Amounts payable to this related party amounted to $1.6 million and $1.4 million at June 30, 2024 and December 31, 2023, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vehicle Lease

In connection with the services rendered under the Omnibus Agreement, we lease certain vehicles from an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. Lease expense was an insignificant amount for each of the three months ended June 30, 2024 and 2023 and $0.1 million for each of the six months ended June 30, 2024 and 2023.

Principal Executive Offices

We lease office space from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $0.3 million and $0.2 million for the three months ended June 30, 2024 and 2023 and $0.6 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively.

Public Relations and Website Consulting Services

We have engaged a company affiliated with John B. Reilly, III, member of the Board, for public relations and website consulting services. The cost of these services was insignificant for the three and six months ended June 30, 2024 and 2023.

Note 11. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. In the event we fail to purchase the required minimum volume for a given contractual period, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given period. We did not incur any significant penalties during the six months ended June 30, 2024 or 2023.

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

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $8.2 million and $7.4 million at June 30, 2024 and December 31, 2023, respectively. Indemnification assets related to third-party escrow funds, state funds or insurance recorded on the balance sheet within other current assets and other noncurrent assets totaled $5.8 million and $5.3 million at June 30, 2024 and December 31, 2023, respectively. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of June 30, 2024 and December 31, 2023 due to the short-term maturity of these instruments. The fair value of borrowings under the CAPL Credit Facility approximated its carrying value as of June 30, 2024 and December 31, 2023 due to the frequency with which interest rates are reset and the consistency of the market spread.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We recorded income tax expense (benefit) of $1.7 million and $2.8 million for the three months ended June 30, 2024 and 2023 and $(4.1) million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively, as a result of the income generated (losses incurred) by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only LGWS and Joe’s Kwik Marts are subject to income tax.

Note 14. NET INCOME PER COMMON UNIT

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per common unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Distributions paid on common units	$19,964	$19,925	$39,905	$39,843
Allocation of distributions in excess of net income	(8,212)	(6,004)	(46,350)	(27,502)
Limited partners’ interest in net income (loss) - basic and diluted	$11,752	$13,921	$(6,445)	$12,341
Denominator:
Weighted-average common units outstanding - basic	38,027,194	37,952,950	38,010,739	37,946,676
Adjustment for phantom and phantom performance units (a)	172,296	197,286	—	197,021
Weighted-average common units outstanding - diluted	38,199,490	38,150,236	38,010,739	38,143,697
Net income (loss) per common unit - basic	$0.31	$0.37	$(0.17)	$0.33
Net income (loss) per common unit - diluted	$0.31	$0.36	$(0.17)	$0.32

Distributions paid per common unit	$0.5250	$0.5250	$1.0500	$1.0500
Distributions declared (with respect to each respective period) per common unit	$0.5250	$0.5250	$1.0500	$1.0500

(a)
For the three and six months ended June 30, 2024 and 2023, respectively, 1,258,247 and 1,151,099 potentially dilutive units related to the preferred membership interests were excluded from the calculation of diluted earnings per unit because including them would have been antidilutive. For the six months ended June 30, 2024, 173,663 potentially dilutive units related to the phantom units and performance units were excluded from the calculation of diluted units because including them would have been antidilutive.

Distributions

Distribution activity for 2024 is as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2023	February 2, 2024	February 9, 2024	$0.5250	$19,941
March 31, 2024	May 3, 2024	May 10, 2024	$0.5250	$19,964
June 30, 2024	August 2, 2024	August 9, 2024	$0.5250	$19,975

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

During the three and six months ended June 30, 2024, respectively, we converted 42 and 95 sites from lessee dealer sites in the wholesale segment to company operated or commission sites in the retail segment, net. The sites converted during the first half of 2024 include 59 sites from the Applegreen Acquisition. See Note 2 for additional information. During the three and six months ended June 30, 2023, respectively, we converted 26 sites and 34 sites from lessee dealer sites in the wholesale segment to company operated or commission sites in the retail segment.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended June 30, 2024
Revenues from fuel sales to external customers	$509,335	$494,450	$—	$1,003,785
Revenues from food and merchandise sales	—	105,393	—	105,393
Rent income	14,667	3,188	—	17,855
Other revenue	1,074	5,248	—	6,322
Total revenues	$525,076	$608,279	$—	$1,133,355

Operating income (loss)	$20,924	$28,013	$(20,760)	$28,177

Three Months Ended June 30, 2023
Revenues from fuel sales to external customers	$580,935	$455,315	$—	$1,036,250
Revenues from food and merchandise sales	—	83,666	—	83,666
Rent income	17,379	3,144	—	20,523
Other revenue	1,164	3,793	—	4,957
Total revenues	$599,478	$545,918	$—	$1,145,396

Operating income (loss)	$21,775	$26,151	$(20,073)	$27,853

Six Months Ended June 30, 2024
Revenues from fuel sales to external customers	$959,914	$884,302	$—	$1,844,216
Revenues from food and merchandise sales	—	181,825	—	181,825
Rent income	30,646	6,375	—	37,021
Other revenue	1,994	9,847	—	11,841
Total revenues	$992,554	$1,082,349	$—	$2,074,903

Operating income (loss)	$38,988	$39,269	$(63,125)	$15,132

Six Months Ended June 30, 2023
Revenues from fuel sales to external customers	$1,102,860	$858,261	$—	$1,961,121
Revenues from food and merchandise sales	—	148,932	—	148,932
Rent income	35,335	6,508	—	41,843
Other revenue	2,411	7,248	—	9,659
Total revenues	$1,140,606	$1,020,949	$—	$2,161,555

Operating income (loss)	$43,444	$40,918	$(47,399)	$36,963

Receivables relating to the revenue streams above are as follows (in thousands):

	June 30,	December 31,
	2024	2023
Receivables from fuel and merchandise sales	$36,090	$28,467
Receivables for rent and other lease-related charges	2,929	3,155
Total accounts receivable	$39,019	$31,622

Performance obligations are satisfied as fuel is delivered to the customer and as merchandise is sold to the consumer. Many of our fuel contracts with our customers include minimum purchase volumes measured on a monthly basis, for which our performance obligations are satisfied as services are rendered. Receivables from fuel are recognized on a per-gallon rate and are generally collected within 10 days of delivery.

The balance of unamortized costs incurred to obtain certain contracts with customers was $9.0 million and $10.0 million at June 30, 2024 and December 31, 2023, respectively. Amortization of such costs is recorded against operating revenues and amounted to $0.5 million for both the three months ended June 30, 2024 and 2023 and $1.0 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively.

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

Note 16. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
(Increase) decrease:
Accounts receivable	$(7,832)	$(3,554)
Accounts receivable from related parties	349	75
Inventories	(3,045)	(4,658)
Other current assets	2,405	(1,103)
Other assets	1,497	(2)
Increase (decrease):
Accounts payable	3,829	(350)
Accounts payable to related parties	(2,856)	975
Accrued expenses and other current liabilities	1,396	1,790
Motor fuel and taxes payable	(565)	546
Other long-term liabilities	(257)	1,735
Changes in operating assets and liabilities, net of acquisitions	$(5,079)	$(4,546)

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions and other non-cash activity.

Supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for interest	$23,085	$19,920
Cash paid (refunded) for income taxes, net	96	1,619

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Six Months Ended June 30,
	2024	2023
Accrued capital expenditures	$3,547	$1,485
Lease liabilities arising from obtaining right-of-use assets	7,774	5,790
Accretion of preferred membership interests	1,329	1,216

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

During the six months ended June 30, 2024, we paid $25.5 million of cash and recorded a non-cash write-off of deferred rent income of $1.5 million. See Note 2 to the financial statements for additional information.

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

Significant Factors Affecting our Profitability

The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit

The prices paid to our motor fuel suppliers for wholesale motor fuel (which affects our cost of sales) are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations. For approximately 56% of gallons sold, we receive a per gallon rate equal to the posted rack price, less any applicable discounts, plus transportation costs, taxes and a fixed rate per gallon of motor fuel. The remaining gallons are either retail sales or wholesale DTW contracts that provide for variable, market-based pricing.

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

Impact of Interest Rates

Three of our most favorable interest rate swap contracts matured April 1, 2024. As a result and due to increases in interest rates in general, our effective interest rate has increased for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023.

Acquisition and Financing Activity

Our results of operations and financial condition are also impacted by our acquisition and financing activities as summarized below.

•
On March 31, 2023, we amended and restated the CAPL Credit Facility and terminated the JKM Credit Facility.
•
We converted the 59 sites included in the Applegreen Acquisition and transitioned these sites from lessee dealer sites in the wholesale segment to company operated sites in the retail segment. See Note 2 to the financial statements for additional information.

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues	$1,133,355	$1,145,396	$2,074,903	$2,161,555
Costs of sales	1,028,593	1,047,672	1,888,793	1,981,772
Gross profit	104,762	97,724	186,110	179,783

Operating expenses:
Operating expenses	55,825	49,798	107,853	95,421
General and administrative expenses	7,892	7,475	14,730	13,214
Depreciation, amortization and accretion expense	18,446	19,298	37,167	39,118
Total operating expenses	82,163	76,571	159,750	147,753
Gain (loss) on dispositions and lease terminations, net	5,578	6,700	(11,228)	4,933
Operating income	28,177	27,853	15,132	36,963
Other income, net	158	163	407	424
Interest expense	(14,208)	(10,683)	(24,749)	(22,695)
Income (loss) before income taxes	14,127	17,333	(9,210)	14,692
Income tax expense (benefit)	1,703	2,797	(4,094)	1,135
Net income (loss)	12,424	14,536	(5,116)	13,557
Accretion of preferred membership interests	672	615	1,329	1,216
Net income (loss) available to limited partners	$11,752	$13,921	$(6,445)	$12,341

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Operating revenues decreased $12 million (1%) and operating income increased $0.3 million (1%). Significant items impacting these results were:

Operating revenues

•
Our wholesale segment revenues decreased $74 million (12%) primarily attributable to a 12% decrease in volume driven by the conversion of certain lessee dealer sites to company operated and commission agent sites as well as the net loss of independent dealer contracts.
•
Our retail segment revenues increased $62 million (11%) primarily attributable to a 9% increase in volume due to the conversion of certain lessee dealer sites to company operated and commission agent sites, partially offset by a decrease in volume in our base business. Merchandise revenues increased $22 million (26%) driven by an increase in our average company operated site count due to the conversion of certain lessee dealer and commission agent sites to company operated sites.

Cost of sales

Cost of sales decreased $19 million (2%), due primarily to lower total volume, partially offset by an increase in merchandise cost of sales driven by the same drivers as discussed above.

Gross profit

Gross profit increased $7 million (7%), which was primarily driven by an increase in merchandise and motor fuel gross profit within our retail segment, partially offset by a decrease in motor fuel and rent gross profit within our wholesale segment. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses increased $0.4 million (6%) primarily driven by higher management fees.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense decreased $0.9 million (4%) primarily due to assets becoming fully depreciated.

Gain (loss) on dispositions and lease terminations, net

During the three months ended June 30, 2024, we recorded a $6.5 million net gain in connection with our ongoing real estate rationalization effort, partially offset by $0.9 million of net losses on lease terminations and asset disposals, including non-cash write-offs of deferred rent income.

During the three months ended June 30, 2023, we recorded a $6.1 million net gain in connection with our ongoing real estate rationalization effort and a $0.6 million net gain on lease terminations and asset disposals.

Interest expense

Interest expense increased $3.5 million (33%) primarily due to the maturity of three of our most favorable interest rate swap contracts on April 1, 2024 in addition to the general increase in interest rates between the two periods.

Income tax expense

We recorded income tax expense of $1.7 million and $2.8 million for the three months ended June 30, 2024 and 2023, respectively, driven by income generated by our taxable subsidiaries.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Operating revenues decreased $87 million (4%) and operating income decreased $22 million (59%). Significant items impacting these results were:

Operating revenues

•
Our wholesale segment revenues decreased $148 million (13%) primarily attributable to a 10% decrease in volume driven by the conversion of certain lessee dealer sites to company operated and commission agent sites as well as the net loss of independent dealer contracts. In addition, our average wholesale selling price decreased 3% due primarily to changes in crude oil prices during the course of the first half of 2024 compared to the same period in 2023.
•
Our retail segment revenues increased $61 million (6%) for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily attributable to a 6% increase in volume due to the conversion of certain lessee dealer sites to company operated and commission agent sites, partially offset by a decrease in volume in our base business. Merchandise revenues increased $33 million (22%) driven by an increase in our average company operated site count due to the conversion of certain lessee dealer and commission agent sites to company operated sites.

Cost of sales

Cost of sales decreased $93 million (5%), due primarily to lower wholesale volume and lower cost per gallon, partially offset by an increase in merchandise cost of sales driven by the same drivers as discussed above.

Gross profit

Gross profit increased $6 million (4%), which was primarily driven by an increase in merchandise and motor fuel gross profit within our retail segment, partially offset by a decrease in motor fuel and rent gross profit within our wholesale segment. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses increased $1.5 million (11%) primarily driven by higher management fees, legal fees and acquisition related costs, partially offset by lower equity incentive compensation expense.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense decreased $2.0 million (5%) primarily due to assets becoming fully depreciated.

Gain (loss) on dispositions and lease terminations, net

During the six months ended June 30, 2024, we recorded a $16.0 million loss on lease termination with Applegreen, including a $1.5 million non-cash write-off of deferred rent income (see Note 2 to the financial statements for additional information). In addition, we recorded $1.7 million of other losses on lease terminations and asset disposals, including non-cash write-offs of deferred rent income. We recorded a $6.5 million net gain in connection with our ongoing real estate rationalization effort.

During the six months ended June 30, 2023, we recorded a $6.2 million net gain in connection with our ongoing real estate rationalization effort and a $1.3 million net loss on lease terminations and asset disposals.

Interest expense

Interest expense increased $2.1 million (9%) due to the maturity of three of our most favorable interest rate swap contracts on April 1, 2024 in addition to the general increase in interest rates, partially offset by the $1.1 million write-off of deferred financing costs in the first quarter of 2023 as a result of the amendment and restatement of the CAPL Credit Facility and termination of the JKM Credit Facility.

Income tax benefit

We recorded an income tax (benefit) expense of $(4.1) million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively, driven by (losses incurred) income generated by our taxable subsidiaries.

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

Wholesale

The following table highlights the results of operations and certain operating metrics of our wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross profit:
Motor fuel gross profit	$16,639	$17,933	$31,241	$34,641
Rent gross profit	10,405	12,602	21,844	25,857
Other revenues	1,074	1,164	1,994	2,411
Total gross profit	28,118	31,699	55,079	62,909
Operating expenses	(7,194)	(9,924)	(16,091)	(19,465)
Operating income	$20,924	$21,775	$38,988	$43,444

Motor fuel distribution sites (end of period): (a)
Independent dealers (b)	618	641	618	641
Lessee dealers (c)	457	586	457	586
Total motor fuel distribution sites	1,075	1,227	1,075	1,227

Average motor fuel distribution sites	1,096	1,236	1,134	1,253

Volume of gallons distributed	192,111	218,131	376,136	419,992

Margin per gallon	$0.087	$0.082	$0.083	$0.082

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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Gross profit decreased $3.6 million (11%) and operating income decreased $0.9 million (4%). These results were impacted by:

Motor fuel gross profit

The $1.3 million decrease (7%) in motor fuel gross profit was primarily due to a 12% decrease in volume driven by the conversion of certain lessee dealer sites to company operated and commission agent sites and the net loss of independent dealer contracts, partially offset by an increase in fuel margin per gallon of 5% as compared to the same period of 2023, driven by the movements of crude oil prices within the two periods.

The average spot price of WTI crude oil increased 11% from $73.54 per barrel for the second quarter of 2023 to $81.81 per barrel for the second quarter of 2024. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Rent gross profit

Rent gross profit decreased $2.2 million (17%) for the second quarter of 2024 compared to the same period of 2023, primarily due to the conversion of certain lessee dealer sites to company operated and commission agent sites.

Operating expenses

Operating expenses decreased $2.7 million (28%), primarily due to the conversion of certain lessee dealer sites to company operated and commission agent sites.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Gross profit decreased $7.8 million (12%) and operating income decreased $4.5 million (10%). These results were impacted by:

Motor fuel gross profit

The $3.4 million decrease (10%) in motor fuel gross profit was primarily due to a 10% decrease in volume driven by the conversion of certain lessee dealer sites to company operated and commission agent sites and the net loss of independent dealer contracts.

The average spot price of WTI crude oil increased 7% from $74.73 per barrel for the first six months ended June 30, 2023 to $79.69 per barrel for the six months ended June 30, 2024. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Rent gross profit

Rent gross profit decreased $4.0 million (16%), primarily due to the conversion of certain lessee dealer sites to company operated and commission agent sites.

Operating expenses

Operating expenses decreased $3.4 million (17%), primarily due to the conversion of certain lessee dealer sites to company operated and commission agent sites.

Retail

The following table highlights the results of operations and certain operating metrics of our retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands, except for the number of retail sites and per gallon amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross profit:
Motor fuel	$39,289	$35,737	$65,326	$62,497
Merchandise	29,849	24,232	51,292	42,355
Rent	2,258	2,263	4,566	4,774
Other revenue	5,248	3,793	9,847	7,248
Total gross profit	76,644	66,025	131,031	116,874
Operating expenses	(48,631)	(39,874)	(91,762)	(75,956)
Operating income	$28,013	$26,151	$39,269	$40,918

Retail sites (end of period):
Company operated retail sites (a)	372	292	372	292
Commission agents (b)	217	190	217	190
Total retail segment sites	589	482	589	482

Total retail segment statistics:
Volume of gallons sold	143,016	130,804	264,733	249,889
Average retail fuel sites	576	477	545	468
Margin per gallon, before deducting credit card fees and commissions	0.373	0.370	0.343	0.345

Company operated site statistics:
Average retail fuel sites	365	286	340	273
Margin per gallon, before deducting credit card fees	$0.397	$0.394	$0.365	$0.369
Merchandise gross profit percentage	28.3%	29.0%	28.2%	28.4%

Commission site statistics:
Average retail fuel sites	211	191	205	195
Margin per gallon, before deducting credit card fees and commissions	$0.315	$0.320	$0.292	$0.297

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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Gross profit increased $10.6 million (16%) and operating income increased $1.9 million (7%). These results were impacted by:

Gross profit

•
Our motor fuel gross profit increased $3.6 million (10%) attributable to a volume increase of 9% due primarily to an increase in the average retail site count due to the conversion of certain lessee dealer sites to company operated and commission agent sites, partially offset by a decrease in volume in our base business.
•
Our merchandise gross profit and other revenues increased $5.6 million (23%) and $1.5 million (38%), respectively, driven by an increase in the average company operated site count due to the conversion of certain lessee dealer and commission agent sites to company operated sites.

Operating expenses

Operating expenses increased $8.8 million (22%) driven by a 28% increase in the average company operated site count due to the conversion of certain lessee dealer and commission agent sites to company operated sites.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Gross profit increased $14.2 million (12%) and operating income decreased $1.6 million (4%). These results were impacted by:

Gross profit

•
Our motor fuel gross profit increased $2.8 million (5%) attributable to a volume increase of 6% due primarily to an increase in the average retail site count due to the conversion of certain lessee dealer sites to company operated and commission agent sites, partially offset by a decrease in volume in our base business.
•
Our merchandise gross profit and other revenues increased $8.9 million (21%) and $2.6 million (36%), respectively, driven by an increase in the average company operated site count due to the conversion of certain lessee dealer and commission agent sites to company operated sites.

Operating expenses

Operating expenses increased $15.8 million (21%) driven by a 25% increase in the average company operated site count due to the conversion of certain lessee dealer and commission agent sites to company operated sites.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for Distribution Coverage Ratio):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$12,424	$14,536	$(5,116)	$13,557
Interest expense	14,208	10,683	24,749	22,695
Income tax expense (benefit)	1,703	2,797	(4,094)	1,135
Depreciation, amortization and accretion expense	18,446	19,298	37,167	39,118
EBITDA	46,781	47,314	52,706	76,505
Equity-based employee and director compensation expense	369	562	574	1,123
(Gain) loss on dispositions and lease terminations, net (a)	(5,578)	(6,700)	11,228	(4,933)
Acquisition-related costs (b)	998	1,022	1,630	1,241
Adjusted EBITDA	42,570	42,198	66,138	73,936
Cash interest expense	(13,723)	(10,207)	(23,781)	(20,370)
Sustaining capital expenditures (c)	(1,926)	(1,436)	(3,568)	(3,485)
Current income tax expense (d)	(870)	(160)	(1,007)	(554)
Distributable Cash Flow	$26,051	$30,395	$37,782	$49,527
Distributions paid on common units	19,964	19,925	39,905	39,843
Distribution Coverage Ratio	1.30x	1.53x	0.95x	1.24x

(a)
See "Results of Operations–Gain (loss) on dispositions and lease terminations, net."
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

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$34,723	$47,263
Net cash used in investing activities	(26,114)	(6,688)
Net cash used in financing activities	(8,109)	(52,138)

Operating Activities

Net cash provided by operating activities decreased $13 million for the six months ended June 30, 2024 compared to the same period in 2023, primarily attributable to the weaker results in the first quarter of 2024 as well as an increase in interest expense driven by the maturity of three of our most favorable interest rate swap contracts on April 1, 2024.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as compared to the shorter settlement of receivables for fuel, rent and merchandise.

Investing Activities

We incurred capital expenditures of $11 million for each of the six months ended June 30, 2024 and 2023. We paid $26 million to Applegreen related to lease terminations and inventory purchases during the six months ended June 30, 2024. We received $11 million and $5 million in proceeds primarily from the sale of sites in connection with our real estate rationalization effort for the six months ended June 30, 2024 and 2023, respectively.

Financing Activities

We paid $40 million in distributions for each of the six months ended June 30, 2024 and 2023. For the six months ended June 30, 2024 and 2023, we made total net borrowings (repayments) on our credit facilities of $34 million and ($4) million, respectively. We paid $7 million of deferred financing costs in connection with amending and restating the CAPL Credit Facility and terminating the JKM Credit Facility in the first quarter of 2023.

Distributions

Distribution activity for 2024 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2023	February 2, 2024	February 9, 2024	$0.5250	$19,941
March 31, 2024	May 3, 2024	May 10, 2024	$0.5250	$19,964
June 30, 2024	August 2, 2024	August 9, 2024	$0.5250	$19,975

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Debt

As of June 30, 2024, our debt and finance lease obligations consisted of the following (in thousands):

CAPL Credit Facility	$789,513
Finance lease obligations	9,552
Total debt and finance lease obligations	799,065
Current portion	3,183
Noncurrent portion	795,882
Deferred financing costs, net	9,208
Noncurrent portion, net of deferred financing costs	$786,674

See Note 7 to the financial statements for information regarding the amendment of the CAPL Credit Facility.

Taking the interest rate swap contracts into account, our effective interest rate on our CAPL Credit Facility at June 30, 2024 was 6.7% (our applicable margin was 2.25% as of June 30, 2024). Letters of credit outstanding at June 30, 2024 totaled $5.3 million.

The amount of availability under our CAPL Credit Facility at August 2, 2024, after taking into consideration debt covenant restrictions, was $116 million.

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

The following table outlines our capital expenditures (in thousands):

	Six Months Ended June 30,
	2024	2023
Sustaining capital	$3,568	$3,485
Growth	7,843	7,843
Lease termination payments to Applegreen, including inventory purchases	25,517	—
Total capital expenditures, including lease termination payments to Applegreen	$36,928	$11,328

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

Interest Rate Risk

As of June 30, 2024, we had $789.5 million outstanding on our CAPL Credit Facility. Our outstanding borrowings bear interest at SOFR plus an applicable margin.

Taking the interest rate swap contracts into account, the effective interest rate on our CAPL Credit Facility at June 30, 2024 was 6.7%. A one percentage point change in SOFR would impact annual interest expense by approximately $3.9 million.

See Note 8 to the financial statements for information regarding our interest rate swap contracts.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 7, 2024