Form 10-Q
period 2024-09-30
CrossAmerica Partners LP
filed 2024-11-06
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had outstanding 38,046,688 common units.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$7,765	$4,990
Accounts receivable, net of allowances of $682 and $709, respectively	31,946	31,185
Accounts receivable from related parties	574	437
Inventory	60,973	52,344
Assets held for sale	11,660	400
Current portion of interest rate swap contracts	2,205	9,321
Other current assets	10,612	9,845
Total current assets	125,735	108,522
Property and equipment, net	665,188	705,217
Right-of-use assets, net	137,797	148,317
Intangible assets, net	81,512	95,261
Goodwill	99,409	99,409
Deferred tax assets	80	759
Interest rate swap contracts, less current portion	294	687
Other assets	20,099	23,510
Total assets	$1,130,114	$1,181,682

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$3,233	$3,083
Current portion of operating lease obligations	34,854	34,787
Accounts payable	81,507	68,986
Accounts payable to related parties	7,908	10,180
Current portion of interest rate swap contracts	221	—
Accrued expenses and other current liabilities	25,956	23,674
Motor fuel and sales taxes payable	19,120	20,386
Total current liabilities	172,799	161,096
Debt and finance lease obligations, less current portion	769,233	753,880
Operating lease obligations, less current portion	107,936	118,723
Deferred tax liabilities, net	7,469	12,919
Asset retirement obligations	48,669	47,844
Interest rate swap contracts, less current portion	3,647	3,535
Other long-term liabilities	51,059	52,934
Total liabilities	1,160,812	1,150,931

Commitments and contingencies (Note 11)

Preferred membership interests	28,343	27,744

Equity:
Common units— 38,046,688 and 37,983,154 units issued and outstanding at September 30, 2024 and December 31, 2023, respectively	(57,414)	(2,392)
Accumulated other comprehensive (loss) income	(1,627)	5,399
Total (deficit) equity	(59,041)	3,007
Total liabilities and equity	$1,130,114	$1,181,682

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except unit and per unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues (a)	$1,079,163	$1,210,023	$3,154,066	$3,371,578
Costs of sales (b)	967,937	1,109,583	2,856,730	3,091,355
Gross profit	111,226	100,440	297,336	280,223

Operating expenses:
Operating expenses (c)	60,766	50,609	168,619	146,030
General and administrative expenses	7,310	6,877	22,040	20,091
Depreciation, amortization and accretion expense	20,736	19,096	57,903	58,214
Total operating expenses	88,812	76,582	248,562	224,335
Gain (loss) on dispositions and lease terminations, net	4,682	287	(6,546)	5,220
Operating income	27,096	24,145	42,228	61,108
Other income, net	197	174	604	598
Interest expense	(14,169)	(10,559)	(38,918)	(33,254)
Income before income taxes	13,124	13,760	3,914	28,452
Income tax expense (benefit)	2,416	1,468	(1,678)	2,603
Net income	10,708	12,292	5,592	25,849
Accretion of preferred membership interests	582	629	1,911	1,845
Net income available to limited partners	$10,126	$11,663	$3,681	$24,004

Earnings per common unit
Basic	$0.27	$0.31	$0.10	$0.63
Diluted	$0.27	$0.31	$0.10	$0.63

Weighted-average common units:
Basic	38,041,815	37,966,474	38,021,173	37,953,348
Diluted	38,200,833	38,139,258	38,181,684	38,126,392

Supplemental information:
(a) includes excise taxes of:	$86,108	$76,991	$239,215	$223,066
(a) includes rent income of:	16,938	20,137	53,959	61,980
(b) excludes depreciation, amortization and accretion
(b) includes rent expense of:	5,010	5,679	15,621	16,891
(c) includes rent expense of:	4,533	3,957	12,972	11,666

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$5,592	$25,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	57,903	58,214
Amortization of deferred financing costs	1,452	2,806
Credit loss expense	81	37
Deferred income tax (benefit) expense	(4,770)	1,145
Equity-based employee and director compensation expense	1,134	2,084
Loss (gain) on dispositions and lease terminations, net	6,546	(5,220)
Changes in operating assets and liabilities, net of acquisitions	8,734	(5,926)
Net cash provided by operating activities	76,672	78,989

Cash flows from investing activities:
Principal payments received on notes receivable	117	162
Proceeds from sale of assets	17,969	4,983
Capital expenditures	(19,131)	(21,680)
Lease terminations payments to Applegreen, including inventory purchases	(25,517)	—
Net cash used in investing activities	(26,562)	(16,535)

Cash flows from financing activities:
Borrowings under revolving credit facilities	90,919	221,900
Repayments on revolving credit facilities	(74,500)	(65,537)
Repayments on the Term Loan Facility	—	(158,980)
Payments of finance lease obligations	(2,294)	(2,150)
Payments of deferred financing costs	(74)	(7,106)
Distributions paid on distribution equivalent rights	(194)	(168)
Income tax distributions paid on preferred membership interests	(1,312)	(900)
Distributions paid on common units	(59,880)	(59,777)
Net cash used in financing activities	(47,335)	(72,718)
Net increase (decrease) in cash and cash equivalents	2,775	(10,264)

Cash and cash equivalents at beginning of period	4,990	16,054
Cash and cash equivalents at end of period	$7,765	$5,790

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

(Unaudited)

	Limited Partners' Interest Common Unitholders		AOCI	Total Equity
	Units	Dollars	Dollars	Dollars
Balance at June 30, 2024	38,027,194	$(47,893)	$10,641	$(37,252)
Net income	—	10,708	—	10,708
Other comprehensive income
Unrealized loss on interest rate swap contracts	—	—	(10,310)	(10,310)
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(1,958)	(1,958)
Total other comprehensive loss	—	—	(12,268)	(12,268)
Comprehensive income (loss)	—	10,708	(12,268)	(1,560)
Vesting of equity awards, net of units withheld for tax	19,494	392	—	392
Accretion of preferred membership interests	—	(582)	—	(582)
Distributions paid	—	(20,039)	—	(20,039)
Balance at September 30, 2024	38,046,688	$(57,414)	$(1,627)	$(59,041)

Balance at June 30, 2023	37,952,950	$9,217	$19,127	$28,344
Net income	—	12,292	—	12,292
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	6,584	6,584
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(4,732)	(4,732)
Total other comprehensive income	—	—	1,852	1,852
Comprehensive income	—	12,292	1,852	14,144
Vesting of equity awards, net of units withheld for taxes	17,770	344	—	344
Accretion of preferred membership interests	—	(629)	—	(629)
Distributions paid	—	(19,991)	—	(19,991)
Balance at September 30, 2023	37,970,720	$1,233	$20,979	$22,212

Balance at December 31, 2023	37,983,154	$(2,392)	$5,399	$3,007
Net income	—	5,592	—	5,592
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	2,006	2,006
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(9,032)	(9,032)
Total other comprehensive loss	—	—	(7,026)	(7,026)
Comprehensive income (loss)	—	5,592	(7,026)	(1,434)
Issuance of units related to 2023 Bonus Plan	17,136	381	—	381
Vesting of equity awards, net of units withheld for taxes	46,398	990	—	990
Accretion of preferred membership interests	—	(1,911)	—	(1,911)
Distributions paid	—	(60,074)	—	(60,074)
Balance at September 30, 2024	38,046,688	$(57,414)	$(1,627)	$(59,041)

Balance at December 31, 2022	37,937,604	$36,508	$16,469	$52,977
Net income	—	25,849	—	25,849
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	16,619	16,619
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(12,109)	(12,109)
Total other comprehensive income	—	—	4,510	4,510
Comprehensive income	—	25,849	4,510	30,359
Issuance of units related to 2022 Bonus Plan	15,346	322	—	322
Vesting of equity awards, net of units withheld for taxes	17,770	344	—	344
Accretion of preferred membership interests	—	(1,845)	—	(1,845)
Distributions paid	—	(59,945)	—	(59,945)
Balance at September 30, 2023	37,970,720	$1,233	$20,979	$22,212

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

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2023 has been derived from our audited financial statements and notes thereto as of that date.

Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.

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

Concentration Risk

For the nine months ended September 30, 2024 and 2023, respectively, we purchased approximately 81% and 80% of our motor fuel from four suppliers. For the nine months ended September 30, 2024 and 2023, respectively, approximately 22% and 23% of our motor fuel gallons sold were delivered by two carriers.

For the nine months ended September 30, 2024 and 2023, respectively, approximately 19% and 29% of our rent income was from five multi-site operators.

For the nine months ended September 30, 2024 and 2023, respectively, approximately 48% and 47% of our merchandise was purchased from one supplier.

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

During the first half of 2024, we paid $25.5 million of cash and recorded a non-cash write-off of deferred rent income of $1.5 million. We recorded these transactions as follows (in thousands):

Cash consideration
Lease termination payments	$16,983
Inventory purchases	8,534
Total cash paid	25,517

Inventory	8,534
Equipment	2,530
Loss on lease termination	14,453
Non-cash write-off of deferred rent income	1,515
Total loss on lease termination	$15,968

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. ASSETS HELD FOR SALE

We have classified 12 sites and two sites as held for sale at September 30, 2024 and December 31, 2023, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	September 30,	December 31,
	2024	2023
Land	$6,322	$240
Buildings and site improvements	4,327	380
Equipment	4,312	418
Total	14,961	1,038
Less accumulated depreciation	(3,301)	(638)
Assets held for sale	$11,660	$400

The Partnership has continued to focus on optimizing the class of trade for its assets, which has included divesting certain assets, often lower performing, while seeking to maintain a wholesale fuel supply relationship whenever possible. During the three and nine months ended September 30, 2024, we sold nine and 19 sites for $7.2 million and $19.0 million in proceeds, resulting in net gains of $5.3 million and $11.8 million, respectively. The proceeds for the nine months ended September 30, 2024 include $1.3 million of proceeds initially placed in a Section 1031 exchange escrow account. During the three and nine months ended September 30, 2023, we sold one and eight properties for $0.1 million and $8.3 million in proceeds, resulting in net gains of an insignificant amount and $6.3 million, respectively. The proceeds for the nine months ended September 30, 2023 include $3.6 million of proceeds initially placed in a Section 1031 exchange escrow account.

See Note 5 for information regarding impairment charges primarily recorded upon classifying sites within assets held for sale.

Note 4. INVENTORY

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Merchandise	$34,859	$26,081
Motor fuel	26,114	26,263
Inventory	$60,973	$52,344

See Notes 2 and 15 for information regarding the Applegreen Acquisition and other conversions of lessee dealer sites to company operated sites, which caused a significant portion of the increase in inventory.

Note 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Land	$315,465	$326,571
Buildings and site improvements	358,234	365,528
Leasehold improvements	17,330	16,434
Equipment	361,822	356,160
Construction in progress	8,726	4,462
Property and equipment, at cost	1,061,577	1,069,155
Accumulated depreciation and amortization	(396,389)	(363,938)
Property and equipment, net	$665,188	$705,217

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded impairment charges of $3.2 million and an insignificant amount during the three months ended September 30, 2024 and 2023, and $3.7 million and $0.8 million during the nine months ended September 30, 2024 and 2023, respectively, included within depreciation, amortization and accretion expenses on the statements of operations. These impairment charges were primarily related to sites initially classified within assets held for sale in connection with our ongoing real estate rationalization effort.

Note 6. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	September 30, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$194,626	$114,533	$80,093	$234,501	$140,714	$93,787
Trademarks/licenses	2,133	841	1,292	2,078	761	1,317
Covenant not to compete	200	73	127	200	43	157
Total intangible assets	$196,959	$115,447	$81,512	$236,779	$141,518	$95,261

Note 7. DEBT

Our balances for long-term debt and finance lease obligations were as follows (in thousands):

	September 30,	December 31,
	2024	2023
CAPL Credit Facility	$772,419	$756,000
Finance lease obligations	8,770	11,064
Total debt and finance lease obligations	781,189	767,064
Current portion	3,233	3,083
Noncurrent portion	777,956	763,981
Deferred financing costs, net	8,723	10,101
Noncurrent portion, net of deferred financing costs	$769,233	$753,880

The CAPL Credit Facility is a $925 million revolving credit facility maturing March 31, 2028 that is secured by substantially all of the Partnership’s assets.

Letters of credit outstanding totaled $5.3 million and $4.5 million at September 30, 2024 and December 31, 2023, respectively.

Taking the interest rate swap contracts into account, the effective interest rate on our CAPL Credit Facility at September 30, 2024 was 6.5% (our applicable margin was 2.25% as of September 30, 2024). See Note 8 for additional information on our interest rate swap contracts.

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

As of September 30, 2024, we were in compliance with our financial covenants under the CAPL Credit Facility. The amount of availability under the CAPL Credit Facility at September 30, 2024, after taking into consideration debt covenant restrictions, was $145 million.

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

The fair value of each of these interest rate swap contracts was reported as a separate line item within current assets, noncurrent assets, current liabilities and noncurrent liabilities, as applicable. See Note 12 for additional information on the fair value of the interest rate swap contracts.

We report the unrealized gains and losses on our interest rate swap contracts designated as highly effective cash flow hedges as a component of other comprehensive income and reclassify such gains and losses into earnings (interest expense on our statement of operations) in the same period during which the hedged interest expense is recorded. We recognized a net realized gain from settlements of the interest rate swap contracts of $2.0 million and $4.7 million for the three months ended September 30, 2024 and 2023 and $9.0 million and $12.1 million for the nine months ended September 30, 2024 and 2023, respectively.

We currently estimate that a net gain of $1.7 million will be reclassified from accumulated other comprehensive income into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. OPERATING LEASES AS LESSOR

During the first half of 2024, we terminated a significant number of operating leases as lessor through our Applegreen Acquisition. See Note 2 for additional information regarding this transaction and the related write-off of deferred rent income.

Motor fuel stations are leased to tenants under operating leases with various expiration dates ranging through 2041. Most lease agreements include provisions for renewals. We generally do not include renewal options in our lease term. Future minimum rental payments under non-cancelable operating leases with third parties as of September 30, 2024 were as follows (in thousands):

2024	$9,795
2025	33,765
2026	24,417
2027	13,865
2028	8,646
Thereafter	24,184
Total future minimum lease payments	$114,671

The future minimum rental payments presented above do not include contingent rent based on future inflation, future revenues or volumes of the lessee, or non-lease components for amounts that may be received as tenant reimbursements for certain operating costs.

Deferred rent income from straight-line rent relates to the cumulative amount by which straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement and totaled $2.6 million and $5.0 million at September 30, 2024 and December 31, 2023, respectively.

Note 10. RELATED-PARTY TRANSACTIONS

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from TopStar, an entity affiliated with the Topper Group, were $10.9 million and $13.7 million for the three months ended September 30, 2024 and 2023 and $33.4 million and $38.6 million for the nine months ended September 30, 2024 and 2023, respectively. Accounts receivable from TopStar was $0.6 million and $0.4 million at September 30, 2024 and December 31, 2023, respectively.

We lease real estate from the Topper Group. Rent expense under these lease agreements was $2.6 million for each of the three months ended September 30, 2024 and 2023 and $7.6 million and $7.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Omnibus Agreement

We incurred expenses under the Omnibus Agreement, including costs for store level personnel at our company operated sites as well as other cost reimbursements, totaling $32.6 million and $28.6 million for the three months ended September 30, 2024 and 2023 and $93.5 million and $81.3 million for the nine months ended September 30, 2024 and 2023, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statements of operations. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Omnibus Agreement totaled $5.9 million and $8.4 million at September 30, 2024 and December 31, 2023, respectively.

Common Unit Distributions and Other Equity Transactions

We distributed $7.7 million to the Topper Group related to its ownership of our common units during each of the three months ended September 30, 2024 and 2023 and $23.1 million for each of the nine months ended September 30, 2024 and 2023.

We distributed $2.6 million to affiliates of John B. Reilly, III related to their ownership of our common units during each of the three months ended September 30, 2024 and 2023 and $7.9 million for each of the nine months ended September 30, 2024 and 2023.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded accretion on the preferred membership interests issued in March 2022 to related parties of $0.6 million for each of the three months ended September 30, 2024 and 2023 and $2.0 million and $1.8 million for the nine months ended September 30, 2024 and 2023, respectively. We paid income tax distributions of $1.3 million and $0.8 million related to the preferred membership interests for the three months ended September 30, 2024 and 2023 and $1.3 million and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively.

Maintenance and Environmental Costs

Certain maintenance and environmental remediation activities are performed by an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.7 million for each of the three months ended September 30, 2024 and 2023 and $2.4 million and $2.0 million for the nine months ended September 30, 2024 and 2023, respectively. Accounts payable to this related party amounted to $0.5 million and $0.3 million at September 30, 2024 and December 31, 2023, respectively.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board. Merchandise costs amounted to $5.1 million and $5.5 million for the three months ended September 30, 2024 and 2023 and $14.5 million and $15.6 million for the nine months ended September 30, 2024 and 2023, respectively. Amounts payable to this related party amounted to $1.6 million and $1.4 million at September 30, 2024 and December 31, 2023, respectively.

Vehicle Lease

In connection with the services rendered under the Omnibus Agreement, we lease certain vehicles from an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. Lease expense was an insignificant amount for each of the three months ended September 30, 2024 and 2023 and $0.1 million for each of the nine months ended September 30, 2024 and 2023.

Principal Executive Offices

We lease office space from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $0.3 million and $0.2 million for the three months ended September 30, 2024 and 2023 and $0.9 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively.

Public Relations and Website Consulting Services

We have engaged a company affiliated with John B. Reilly, III, member of the Board, for public relations and website consulting services. The cost of these services was insignificant for the three and nine months ended September 30, 2024 and 2023.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. As of September 30, 2024, our future minimum volume purchase requirements were as follows (in thousands of gallons):

2024	137,888
2025	494,539
2026	486,727
2027	487,123
2028	424,998
Thereafter	2,286,323
Total	4,317,598

In the event we fail to purchase the required minimum volume for a given contractual period, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given period. We did not incur any significant penalties during the nine months ended September 30, 2024 or 2023.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $8.4 million and $7.4 million at September 30, 2024 and December 31, 2023, respectively. Indemnification assets related to third-party escrow funds, state funds or insurance recorded on the balance sheet within other current assets and other noncurrent assets totaled $6.3 million and $5.3 million at September 30, 2024 and December 31, 2023, respectively. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of September 30, 2024 and December 31, 2023 due to the short-term maturity of these instruments. The fair value of borrowings under the CAPL Credit Facility approximated its carrying value as of September 30, 2024 and December 31, 2023 due to the frequency with which interest rates are reset and the consistency of the market spread.

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

We recorded income tax expense (benefit) of $2.4 million and $1.5 million for the three months ended September 30, 2024 and 2023 and ($1.7) million and $2.6 million for the nine months ended September 30, 2024 and 2023, respectively, as a result of the income generated (losses incurred) by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only LGWS and Joe’s Kwik Marts are subject to income tax.

Note 14. NET INCOME PER COMMON UNIT

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per common unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Distributions paid on common units	$19,975	$19,934	$59,880	$59,777
Allocation of distributions in excess of net income	(9,849)	(8,271)	(56,199)	(35,773)
Limited partners’ interest in net income - basic and diluted	$10,126	$11,663	$3,681	$24,004
Denominator:
Weighted-average common units outstanding - basic	38,041,815	37,966,474	38,021,173	37,953,348
Adjustment for phantom and phantom performance units (a)	159,018	172,784	160,511	173,044
Weighted-average common units outstanding - diluted	38,200,833	38,139,258	38,181,684	38,126,392
Net income per common unit - basic	$0.27	$0.31	$0.10	$0.63
Net income per common unit - diluted	$0.27	$0.31	$0.10	$0.63

Distributions paid per common unit	$0.5250	$0.5250	$1.5750	$1.5750
Distributions declared (with respect to each respective period) per common unit	$0.5250	$0.5250	$1.5750	$1.5750

(a)
For the three and nine months ended September 30, 2024 and 2023, respectively, 1,245,117 and 1,176,998 potentially dilutive units related to the preferred membership interests were excluded from the calculation of diluted earnings per unit because including them would have been antidilutive.

Distributions

Distribution activity for 2024 is as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2023	February 2, 2024	February 9, 2024	$0.5250	$19,941
March 31, 2024	May 3, 2024	May 10, 2024	$0.5250	$19,964
June 30, 2024	August 2, 2024	August 9, 2024	$0.5250	$19,975
September 30, 2024	November 4, 2024	November 13, 2024	$0.5250	$19,975

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

During the three and nine months ended September 30, 2024, respectively, we converted 11 and 106 sites from lessee dealer sites in the wholesale segment to company operated or commission sites in the retail segment, net. The sites converted during the first nine months of 2024 include 59 sites from the Applegreen Acquisition. See Note 2 for additional information. During the three and nine months ended September 30, 2023, respectively, we converted one and 34 sites from lessee dealer sites in the wholesale segment to company operated or commission sites in the retail segment.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended September 30, 2024
Revenues from fuel sales to external customers	$456,447	$490,162	$—	$946,609
Revenues from food and merchandise sales	—	109,441	—	109,441
Rent income	13,477	3,461	—	16,938
Other revenue	1,244	4,931	—	6,175
Total revenues	$471,168	$607,995	$—	$1,079,163

Operating income (loss)	$19,097	$31,363	$(23,364)	$27,096

Three Months Ended September 30, 2023
Revenues from fuel sales to external customers	$616,470	$479,192	$—	$1,095,662
Revenues from food and merchandise sales	—	88,681	—	88,681
Rent income	17,221	2,916	—	20,137
Other revenue	1,642	3,901	—	5,543
Total revenues	$635,333	$574,690	$—	$1,210,023

Operating income (loss)	$23,381	$26,450	$(25,686)	$24,145

Nine Months Ended September 30, 2024
Revenues from fuel sales to external customers	$1,416,361	$1,374,464	$—	$2,790,825
Revenues from food and merchandise sales	—	291,266	—	291,266
Rent income	44,123	9,836	—	53,959
Other revenue	3,238	14,778	—	18,016
Total revenues	$1,463,722	$1,690,344	$—	$3,154,066

Operating income (loss)	$58,086	$70,631	$(86,489)	$42,228

Nine Months Ended September 30, 2023
Revenues from fuel sales to external customers	$1,719,330	$1,337,453	$—	$3,056,783
Revenues from food and merchandise sales	—	237,613	—	237,613
Rent income	52,556	9,424	—	61,980
Other revenue	4,053	11,149	—	15,202
Total revenues	$1,775,939	$1,595,639	$—	$3,371,578

Operating income (loss)	$66,825	$67,368	$(73,085)	$61,108

Receivables relating to the revenue streams above are as follows (in thousands):

	September 30,	December 31,
	2024	2023
Receivables from fuel and merchandise sales	$29,996	$28,467
Receivables for rent and other lease-related charges	2,524	3,155
Total accounts receivable	$32,520	$31,622

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

The balance of unamortized costs incurred to obtain certain contracts with customers was $8.6 million and $10.0 million at September 30, 2024 and December 31, 2023, respectively. Amortization of such costs is recorded against operating revenues and amounted to $0.5 million for each of the three months ended September 30, 2024 and 2023 and $1.4 million for each of the nine months ended September 30, 2024 and 2023.

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

Note 16. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
(Increase) decrease:
Accounts receivable	$(707)	$(7,555)
Accounts receivable from related parties	(137)	298
Inventories	(435)	(6,302)
Other current assets	381	(4,290)
Other assets	1,501	(98)
Increase (decrease):
Accounts payable	10,041	2,776
Accounts payable to related parties	(2,621)	2,226
Accrued expenses and other current liabilities	2,275	3,358
Motor fuel and taxes payable	(1,266)	374
Other long-term liabilities	(298)	3,287
Changes in operating assets and liabilities, net of acquisitions	$8,734	$(5,926)

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions and other non-cash activity.

Supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for interest	$36,987	$30,073
Cash paid (refunded) for income taxes, net	140	2,119

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2024	2023
Accrued capital expenditures	$3,702	$641
Lease liabilities arising from obtaining right-of-use assets	11,485	8,862
Accretion of preferred membership interests	1,911	1,845

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
•
anticipated trends in the demand for, and volumes sold of, gasoline, diesel and convenience merchandise products in the regions where we operate;
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

During the first half of 2024, we paid $25.5 million of cash and recorded a non-cash write-off of deferred rent income of $1.5 million. See Note 2 to the financial statements for additional information.

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

Significant Factors Affecting our Profitability

The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit

The prices paid to our motor fuel suppliers for wholesale motor fuel (which affects our cost of sales) are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations. For approximately 55% of gallons sold, we receive a per gallon rate equal to the posted rack price, less any applicable discounts, plus transportation costs, taxes and a fixed rate per gallon of motor fuel. The remaining gallons are either retail sales or wholesale DTW contracts that provide for variable, market-based pricing.

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

Impact of Interest Rates

Three of our most favorable interest rate swap contracts matured April 1, 2024. As a result and due to increases in interest rates in general, our effective interest rate has increased for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023.

Acquisition and Financing Activity

Our results of operations and financial condition are also impacted by our acquisition and financing activities as summarized below.

•
On March 31, 2023, we amended and restated the CAPL Credit Facility and terminated the JKM Credit Facility.
•
During the first half of 2024, we converted the 59 sites included in the Applegreen Acquisition and transitioned these sites from lessee dealer sites in the wholesale segment to company operated sites in the retail segment. See Note 2 to the financial statements for additional information.

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues	$1,079,163	$1,210,023	$3,154,066	$3,371,578
Costs of sales	967,937	1,109,583	2,856,730	3,091,355
Gross profit	111,226	100,440	297,336	280,223

Operating expenses:
Operating expenses	60,766	50,609	168,619	146,030
General and administrative expenses	7,310	6,877	22,040	20,091
Depreciation, amortization and accretion expense	20,736	19,096	57,903	58,214
Total operating expenses	88,812	76,582	248,562	224,335
Gain (loss) on dispositions and lease terminations, net	4,682	287	(6,546)	5,220
Operating income	27,096	24,145	42,228	61,108
Other income, net	197	174	604	598
Interest expense	(14,169)	(10,559)	(38,918)	(33,254)
Income before income taxes	13,124	13,760	3,914	28,452
Income tax expense (benefit)	2,416	1,468	(1,678)	2,603
Net income	10,708	12,292	5,592	25,849
Accretion of preferred membership interests	582	629	1,911	1,845
Net income available to limited partners	$10,126	$11,663	$3,681	$24,004

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Operating revenues decreased $131 million (11%) and operating income increased $3 million (12%). Significant items impacting these results were:

Operating revenues

•
Our wholesale segment revenues decreased $164 million (26%) primarily due to a 14% decrease in our average wholesale fuel selling price. The average spot price of WTI crude oil decreased 7% to $76.43 per barrel for the third quarter of 2024, compared to $82.25 per barrel for the third quarter of 2023. In addition, volume decreased 14% driven by the conversion of certain lessee dealer sites to company operated and commission agent sites as well as the net loss of independent dealer contracts.
•
Our retail segment revenues increased $33 million (6%) primarily attributable to a 12% increase in volume due to the conversion of certain lessee dealer sites to company operated and commission agent sites, partially offset by a 9% decrease in the average retail fuel price from the third quarter of 2023 to the third quarter of 2024 due to the decrease in wholesale motor fuel prices as noted above. Merchandise revenues increased $21 million (23%) driven by an increase in our average company operated site count due to the conversion of certain lessee dealer and commission agent sites to company operated sites.

Cost of sales

Cost of sales decreased $142 million (13%), due primarily to lower wholesale volume and lower cost per gallon, partially offset by an increase in merchandise cost of sales driven by the same drivers as discussed above.

Gross profit

Gross profit increased $11 million (11%), which was primarily driven by an increase in merchandise and motor fuel gross profit within our retail segment, partially offset by a decrease in motor fuel and rent gross profit within our wholesale segment. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses increased $0.4 million (6%) primarily driven by higher management fees and system and information technology costs, partially offset by lower equity compensation expense.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $1.6 million (9%) primarily due to a $3.2 million increase in impairment charges during the three months ended September 30, 2024 as compared to the same period of 2023, partially offset by the impact of assets becoming fully depreciated.

Gain (loss) on dispositions and lease terminations, net

During the three months ended September 30, 2024, we recorded a $5.3 million net gain in connection with our ongoing real estate rationalization effort, partially offset by $0.6 million of net losses on lease terminations and asset disposals.

Interest expense

Interest expense increased $3.6 million (34%) primarily due to the maturity of three of our most favorable interest rate swap contracts on April 1, 2024.

Income tax expense

We recorded income tax expense of $2.4 million and $1.5 million for the three months ended September 30, 2024 and 2023, respectively, driven by income generated by our taxable subsidiaries.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Operating revenues decreased $218 million (6%) and operating income decreased $19 million (31%). Significant items impacting these results were:

Operating revenues

•
Our wholesale segment revenues decreased $312 million (18%) primarily attributable to a 12% decrease in volume driven by the conversion of certain lessee dealer sites to company operated and commission agent sites as well as the net loss of independent dealer contracts. In addition, our average wholesale selling price decreased 7% due primarily to movements in crude oil prices within the two periods.
•
Our retail segment revenues increased $95 million (6%) for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily attributable to an 8% increase in volume due to the conversion of certain lessee dealer sites to company operated and commission agent sites, partially offset by a 5% decrease in the average retail fuel selling price due to the decrease in wholesale motor fuel prices as noted above. Merchandise revenues increased $54 million (23%) driven by an increase in our average company operated site count due to the conversion of certain lessee dealer and commission agent sites to company operated sites.

Cost of sales

Cost of sales decreased $235 million (8%), due primarily to lower wholesale volume and lower cost per gallon, partially offset by an increase in merchandise cost of sales driven by the same drivers as discussed above.

Gross profit

Gross profit increased $17 million (6%), which was primarily driven by an increase in merchandise and motor fuel gross profit within our retail segment, partially offset by a decrease in motor fuel and rent gross profit within our wholesale segment. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses increased $1.9 million (10%) primarily driven by higher management fees, legal fees, system and information technology costs and acquisition related costs, partially offset by lower equity incentive compensation expense.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense decreased $0.3 million (1%) primarily due to assets becoming fully depreciated, partially offset by a $2.9 million increase in impairment charges during the nine months ended September 30, 2024 as compared to the same period of 2023.

Gain (loss) on dispositions and lease terminations, net

During the nine months ended September 30, 2024, we recorded a $16.0 million loss on lease termination with Applegreen, including a $1.5 million non-cash write-off of deferred rent income (see Note 2 to the financial statements for additional information). In addition, we recorded $2.3 million of other losses on lease terminations and asset disposals, including non-cash write-offs of deferred rent income. We recorded an $11.8 million net gain in connection with our ongoing real estate rationalization effort.

During the nine months ended September 30, 2023, we recorded a $6.3 million net gain in connection with our ongoing real estate rationalization effort and a $1.1 million net loss on lease terminations and asset disposals.

Interest expense

Interest expense increased $5.7 million (17%) due to the maturity of three of our most favorable interest rate swap contracts on April 1, 2024 in addition to the general increase in interest rates, partially offset by the $1.1 million write-off of deferred financing costs in the first quarter of 2023 as a result of the amendment and restatement of the CAPL Credit Facility and termination of the JKM Credit Facility.

Income tax (benefit) expense

We recorded an income tax (benefit) expense of $(1.7) million and $2.6 million for the nine months ended September 30, 2024 and 2023, respectively, driven by (losses incurred) income generated by our taxable subsidiaries.

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

Retail

The following table highlights the results of operations and certain operating metrics of our retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands, except for the number of retail sites and per gallon amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross profit:
Motor fuel	$45,759	$36,226	$111,084	$98,723
Merchandise	30,494	25,427	81,786	67,782
Rent	2,403	2,034	6,969	6,808
Other revenue	4,931	3,901	14,778	11,149
Total gross profit	83,587	67,588	214,617	184,462
Operating expenses	(52,224)	(41,138)	(143,986)	(117,094)
Operating income	$31,363	$26,450	$70,631	$67,368

Retail sites (end of period):
Company operated retail sites (a)	372	293	372	293
Commission agents (b)	225	189	225	189
Total retail segment sites	597	482	597	482

Total retail segment statistics:
Volume of gallons sold	148,380	132,160	413,113	382,049
Average retail fuel sites	595	482	561	472
Margin per gallon, before deducting credit card fees and commissions	$0.406	$0.372	$0.366	$0.354

Company operated site statistics:
Average retail fuel sites	372	293	350	279
Margin per gallon, before deducting credit card fees	$0.437	$0.394	$0.391	$0.378
Merchandise gross profit percentage	27.9%	28.7%	28.1%	28.5%

Commission site statistics:
Average retail fuel sites	223	189	211	193
Margin per gallon, before deducting credit card fees and commissions	$0.331	$0.325	$0.306	$0.306

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Gross profit increased $16.0 million (24%) and operating income increased $4.9 million (19%). These results were impacted by:

Gross profit

•
Our motor fuel gross profit increased $9.5 million (26%) attributable to a volume increase of 12% due primarily to an increase in the average retail site count due to the conversion of certain lessee dealer sites to company operated and commission agent sites, partially offset by a decrease in volume in our base business. In addition, our margin per gallon increased 9% for the three months ended September 30, 2024 as compared to the same period in 2023, driven by movements in crude oil prices within the two periods.
•
Our merchandise gross profit and other revenues increased $5.1 million (20%) and $1.0 million (26%), respectively, driven by an increase in the average company operated site count due to the conversion of certain lessee dealer and commission agent sites to company operated sites.

Operating expenses

Operating expenses increased $11.1 million (27%) driven by a 27% increase in the average company operated site count due to the conversion of certain lessee dealer and commission agent sites to company operated sites.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Gross profit increased $30.2 million (16%) and operating income increased $3.3 million (5%). These results were impacted by:

Gross profit

•
Our motor fuel gross profit increased $12.4 million (13%) attributable to a volume increase of 8% due primarily to an increase in the average retail site count due to the conversion of certain lessee dealer sites to company operated and commission agent sites, partially offset by a decrease in volume in our base business. In addition, our margin per gallon increased 3% for the nine months ended September 30, 2024 as compared to the same period in 2023, driven by movements in crude oil prices within the two periods.
•
Our merchandise gross profit and other revenues increased $14.0 million (21%) and $3.6 million (33%), respectively, driven by an increase in the average company operated site count due to the conversion of certain lessee dealer and commission agent sites to company operated sites.

Operating expenses

Operating expenses increased $26.9 million (23%) driven by a 25% increase in the average company operated site count due to the conversion of certain lessee dealer and commission agent sites to company operated sites.

Wholesale

The following table highlights the results of operations and certain operating metrics of our wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross profit:
Motor fuel gross profit	$16,870	$18,786	$48,112	$53,427
Rent gross profit	9,525	12,424	31,369	38,281
Other revenues	1,244	1,642	3,238	4,053
Total gross profit	27,639	32,852	82,719	95,761
Operating expenses	(8,542)	(9,471)	(24,633)	(28,936)
Operating income	$19,097	$23,381	$58,086	$66,825

Motor fuel distribution sites (end of period): (a)
Independent dealers (b)	602	636	602	636
Lessee dealers (c)	444	582	444	582
Total motor fuel distribution sites	1,046	1,218	1,046	1,218

Average motor fuel distribution sites	1,057	1,222	1,109	1,243

Volume of gallons distributed	186,946	217,348	563,082	637,340

Margin per gallon	$0.090	$0.086	$0.085	$0.084

(a)
In addition, we distributed motor fuel to sub-wholesalers who distributed to additional sites.
(b)
The decrease in the independent dealer site count was primarily attributable to the net loss of contracts, partially offset by divestitures of certain lessee dealer sites but with continued fuel supply.
(c)
The decrease in the lessee dealer site count was primarily attributable to the conversion of certain lessee dealer sites to company operated and commission agent sites, including through the Applegreen Acquisition, and our real estate rationalization effort.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Gross profit decreased $5.2 million (16%) and operating income decreased $4.3 million (18%). These results were impacted by:

Motor fuel gross profit

The $1.9 million decrease (10%) in motor fuel gross profit was primarily due to a 14% decrease in volume driven by the conversion of certain lessee dealer sites to company operated and commission agent sites and the net loss of independent dealer contracts, partially offset by an increase in fuel margin per gallon of 4% as compared to the same period of 2023, driven by the movements of crude oil prices within the two periods.

The average spot price of WTI crude oil decreased 7% from $82.25 per barrel for the third quarter of 2023 to $76.43 per barrel for the third quarter of 2024. See “Significant Factors Affecting our Profitability—The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit.”

Rent gross profit

Rent gross profit decreased $2.9 million (23%) for the third quarter of 2024 compared to the same period of 2023, primarily due to the conversion of certain lessee dealer sites to company operated and commission agent sites.

Operating expenses

Operating expenses decreased $0.9 million (10%), primarily due to the conversion of certain lessee dealer sites to company operated and commission agent sites.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Gross profit decreased $13.0 million (14%) and operating income decreased $8.7 million (13%). These results were impacted by:

Motor fuel gross profit

The $5.3 million decrease (10%) in motor fuel gross profit was primarily due to a 12% decrease in volume driven by the conversion of certain lessee dealer sites to company operated and commission agent sites and the net loss of independent dealer contracts.

Rent gross profit

Rent gross profit decreased $6.9 million (18%), primarily due to the conversion of certain lessee dealer sites to company operated and commission agent sites.

Operating expenses

Operating expenses decreased $4.3 million (15%), primarily due to the conversion of certain lessee dealer sites to company operated and commission agent sites.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for Distribution Coverage Ratio):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$10,708	$12,292	$5,592	$25,849
Interest expense	14,169	10,559	38,918	33,254
Income tax expense (benefit)	2,416	1,468	(1,678)	2,603
Depreciation, amortization and accretion expense	20,736	19,096	57,903	58,214
EBITDA	48,029	43,415	100,735	119,920
Equity-based employee and director compensation expense	560	961	1,134	2,084
(Gain) loss on dispositions and lease terminations, net (a)	(4,682)	(287)	6,546	(5,220)
Acquisition-related costs (b)	31	120	1,661	1,361
Adjusted EBITDA	43,938	44,209	110,076	118,145
Cash interest expense	(13,685)	(10,078)	(37,466)	(30,448)
Sustaining capital expenditures (c)	(2,594)	(1,837)	(6,162)	(5,322)
Current income tax expense (d)	(519)	(905)	(1,527)	(1,458)
Distributable Cash Flow	$27,140	$31,389	$64,921	$80,917
Distributions paid on common units	19,975	19,934	59,880	59,777
Distribution Coverage Ratio	1.36x	1.57x	1.08x	1.35x

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

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$76,672	$78,989
Net cash used in investing activities	(26,562)	(16,535)
Net cash used in financing activities	(47,335)	(72,718)

Operating Activities

Net cash provided by operating activities decreased $2.3 million for the nine months ended September 30, 2024 compared to the same period in 2023, primarily attributable to the weaker results in the first quarter of 2024 as well as an increase in interest expense driven by the maturity of three of our most favorable interest rate swap contracts on April 1, 2024. Changes in working capital drove an increase in cash flow from operating activities for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to timing of settlement with our fuel suppliers.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as compared to the shorter settlement of receivables for fuel, rent and merchandise.

Investing Activities

We incurred capital expenditures of $19 million and $22 million for the nine months ended September 30, 2024 and 2023, respectively. We paid $26 million to Applegreen related to lease terminations and inventory purchases during the nine months ended September 30, 2024. We received $18 million and $5 million in proceeds primarily from the sale of sites in connection with our real estate rationalization effort for the nine months ended September 30, 2024 and 2023, respectively.

Financing Activities

We paid $60 million in distributions for each of the nine months ended September 30, 2024 and 2023. For the nine months ended September 30, 2024 and 2023, we made total net borrowings (repayments) on our credit facilities of $16 million and ($3) million, respectively. We paid $7 million of deferred financing costs in connection with amending and restating the CAPL Credit Facility and terminating the JKM Credit Facility in the first quarter of 2023.

Distributions

Distribution activity for 2024 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2023	February 2, 2024	February 9, 2024	$0.5250	$19,941
March 31, 2024	May 3, 2024	May 10, 2024	$0.5250	$19,964
June 30, 2024	August 2, 2024	August 9, 2024	$0.5250	$19,975
September 30, 2024	November 4, 2024	November 13, 2024	$0.5250	$19,975

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Debt

As of September 30, 2024, our debt and finance lease obligations consisted of the following (in thousands):

CAPL Credit Facility	$772,419
Finance lease obligations	8,770
Total debt and finance lease obligations	781,189
Current portion	3,233
Noncurrent portion	777,956
Deferred financing costs, net	8,723
Noncurrent portion, net of deferred financing costs	$769,233

See Note 7 to the financial statements for information regarding the amendment of the CAPL Credit Facility.

Taking the interest rate swap contracts into account, our effective interest rate on our CAPL Credit Facility at September 30, 2024 was 6.5% (our applicable margin was 2.25% as of September 30, 2024). Letters of credit outstanding at September 30, 2024 totaled $5.3 million.

The amount of availability under our CAPL Credit Facility at November 1, 2024, after taking into consideration debt covenant restrictions, was $101 million.

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

The following table outlines our capital expenditures (in thousands):

	Nine Months Ended September 30,
	2024	2023
Sustaining capital	$6,162	$5,322
Growth	12,969	16,358
Lease termination payments to Applegreen, including inventory purchases	25,517	—
Total capital expenditures, including lease termination payments to Applegreen	$44,648	$21,680

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

Our results for 2024 are anticipated to be impacted by the following:

•
We continue to consider the highest and best use class of trade for each of our properties, which may result in the conversion of sites from one class of trade to another and ultimately increases or decreases in the gross profit for the wholesale and retail segments. The Applegreen Acquisition as well as other conversions of lessee dealer sites to company operated and commission agent sites are anticipated to increase gross profit and operating expenses in the retail segment and reduce gross profit in the wholesale segment.
•
As part of our evaluation of the highest and best use class of trade for each of our properties, we anticipate continuing to divest certain assets, often lower performing properties. These sales are likely to continue to generate gains or impairment charges depending on the site, and may result in reductions in gross profit in the wholesale and retail segments. For many of these divestitures, we anticipate continuing to supply the sites with fuel through long-term supply contracts.
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

Interest Rate Risk

As of September 30, 2024, we had $772.4 million outstanding on our CAPL Credit Facility. Our outstanding borrowings bear interest at SOFR plus an applicable margin.

Taking the interest rate swap contracts into account, the effective interest rate on our CAPL Credit Facility at September 30, 2024 was 6.5%. A one percentage point change in SOFR would impact annual interest expense by approximately $3.7 million.

See Note 8 to the financial statements for information regarding our interest rate swap contracts.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 6, 2024