Form 10-K
period 2024-12-31
CrossAmerica Partners LP
filed 2025-02-27
CIK 1538849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of our common units based on the closing price on the New York Stock Exchange on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates of the registrant was approximately $364.4 million.

As of February 21, 2025, the registrant had outstanding 38,059,702 common units.

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

TopStar	TopStar Inc., an entity affiliated with a family member of Joseph V. Topper, Jr. TopStar is an operator of convenience stores that purchases fuel and leases sites from us.

Other Defined Terms:

7-Eleven	7-Eleven, Inc.

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

Bonus Plan

The Performance-Based Bonus Compensation Policy is one of the key components of “at-risk” compensation. The Bonus Plan is utilized to reward short-term annual performance achievements and to motivate and reward Topper Group employees for their contributions toward meeting financial and strategic goals.

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

SEC	U.S. Securities and Exchange Commission

Shell	Equilon Enterprises LLC dba Shell Oil Products US

SOFR	Secured Overnight Financing Rate

Tax Cuts and Jobs Act	U.S. tax legislation, formally known as Public Law No. 115-97, signed into law on December 22, 2017.

Term Loan Facility	$185 million delayed draw term loan facility provided under the JKM Credit Facility, which was paid off and terminated March 31, 2023

U.S. GAAP	U.S. Generally Accepted Accounting Principles

UST	Underground storage tank

Valero	Valero Energy Corporation

WTI	West Texas Intermediate crude oil

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
•
motor fuel price volatility, including as a result of the conflict in Ukraine or in the Middle East;
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

The Topper Group controls the sole member of our General Partner and has the ability to appoint all of the members of the Board and to control and manage the operations and activities of the Partnership. As of February 21, 2025, the Topper Group also has beneficial ownership of a 38.6% limited partner interest in the Partnership.

Our principal executive office address is 645 Hamilton Street, Suite 400, Allentown, PA 18101, and our telephone number is (610) 625-8000. Our common units trade on the NYSE under the ticker symbol “CAPL.”

We conduct our business through two operating segments – retail and wholesale. As of December 31, 2024, we own or lease approximately 1,100 sites, of which we operate 365 as company operated sites. In all, including our company operated sites, we distributed motor fuel to approximately 1,600 sites located in 34 states.

We are one of the ten largest independent distributors by motor fuel volume in the United States for ExxonMobil, BP and Marathon, and we also distribute Shell, Valero and Phillips 66-branded motor fuels (approximately 94% of the motor fuel we distributed during 2024 was branded). For approximately 55% of gallons sold, we receive a per gallon rate equal to the posted rack price, less any applicable discounts, plus transportation costs, taxes and a fixed rate per gallon of motor fuel. The remaining gallons are either retail sales or wholesale DTW contracts that provide for variable, market-based pricing.

The following table highlights the aggregate volume of motor fuel distributed to each of our principal customer groups (in millions). See Item 7—Results of Operations for additional information on the drivers of the fluctuations in the volume and site counts below.

		Gallons of Motor Fuel Distributed Year Ended December 31,			Fuel Distribution Sites End of Year
	Segment	2024	2023	2022	2024	2023	2022
Independent dealers (a)	Wholesale	483	518	496	607	632	663
Lessee dealers	Wholesale	261	325	348	434	569	619
Company operated	Retail	389	342	328	365	296	255
Commission agents (b)	Retail	166	165	168	229	199	200
Total		1,299	1,350	1,340	1,635	1,696	1,737

(a)
Gallons distributed to independent dealers include gallons distributed to sub-wholesalers and commercial accounts, which are not included in the site counts reported above.
(b)
Includes independent commission sites owned or leased by the commission agent.

At our company operated sites, we also generate revenues from the retail sale of convenience merchandise. Such revenues amounted to (in millions):

	Year Ended December 31,
	2024	2023	2022
Food and merchandise sales	$390	$316	$280

We also generate revenues through leasing or subleasing our real estate. We own or lease real and personal property and we lease or sublease that property to tenants, the substantial majority of which are wholesale customers as described above. We own approximately 60% of our properties that we lease to our dealers or utilize in our retail business. Our lease agreements with third-party landlords have an average remaining lease term of 3.9 years as of December 31, 2024.

The following table presents rental income (in millions) and the number of sites from which rental income was generated:

		Rental Income Year Ended December 31,			Sites from which Rental Income was Generated End of Year
	Segment	2024	2023	2022	2024	2023	2022
Lessee dealers	Wholesale	$57.8	$69.7	$71.3	490	628	687
Company operated	Retail	2.7	2.4	2.2	47	50	44
Commission agents	Retail	10.7	10.2	10.6	221	188	185
Total		$71.2	$82.3	$84.1	758	866	916

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
•
LGWS, which owns and leases (or leases and sub-leases) real estate and personal property used in the retail sale of motor fuels, as well as provides maintenance and other services to its customers. In addition, LGWS sells motor fuel on a retail basis at sites operated by commission agents. LGWS also sells motor fuels on a retail basis and sells convenience merchandise to end customers at company operated retail sites. Income from LGWS generally is not Qualifying Income under Section 7704(d) of the Internal Revenue Code; and
•
Joe’s Kwik Marts, which owns and leases real estate and personal property at certain of our company operated sites. Joe’s Kwik Marts also sells motor fuels on a retail basis and sells convenience merchandise to end customers. Income from Joe’s Kwik Marts generally is not Qualifying Income under Sections 7704(d) of the Internal Revenue Code.

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

Operations

Below is a summary of our revenues and operating income by segment (in millions):

	Wholesale			Retail
	2024	2023	2022	2024	2023	2022
Revenues	$1,872	$2,290	$2,690	$2,226	$2,096	$2,277
Operating income	77	91	94	93	97	107

Retail Segment

The retail segment includes the sale of convenience merchandise at company operated sites and the retail sale of motor fuel at company operated and commission sites. Below is a description of the retail segment's principal customer groups.

Company Operated

•
We own or lease the property, operate the retail site and retain all profits from motor fuel and retail site operations.
•
We own the merchandise inventory and retain the profits from the sale of convenience merchandise.
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
•
As of December 31, 2024, the average remaining motor fuel distribution and lease agreement term for our commission agents was 1.2 years.

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
•
As of December 31, 2024, the average remaining distribution contract term was 4.9 years.

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
•
Leases are generally triple net leases.
•
As of December 31, 2024, the average remaining lease agreement term was 2.5 years.

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

Our business strategy to achieve our objective of paying and, over time, increasing our quarterly cash distributions, is focused on the following key initiatives:

•
Expand within and beyond our existing markets through acquisitions. Since our IPO and through February 21, 2025, we have completed acquisitions for a total of approximately 1,000 fee and leasehold sites and 700 wholesale fuel supply contracts for total consideration of approximately $1.5 billion;
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

Subsequent to an acquisition and throughout the life cycle of a site, we evaluate the optimal operation of each site as company operated, commission or lessee dealer, or we consider strategic alternatives, including divesting the site, which can result in the site becoming an independent dealer site if we continue to supply fuel to it after its divestiture.

Supplier Arrangements

We distribute branded motor fuel under the Exxon, Mobil, BP, Shell, Marathon, Valero and Phillips 66 brands to our customers. Branded motor fuels are purchased from major integrated oil companies and refiners under supply agreements. For 2024, we purchased approximately 81% of our motor fuel from four suppliers. Certain suppliers offer volume rebates or incentive payments to drive volumes and provide an incentive for branding new locations. Certain suppliers require that all or a portion of any such incentive payments be repaid to the supplier in the event that the sites are rebranded within a stated number of years. We also purchase unbranded motor fuel for distribution. As of December 31, 2024, our supply agreements had a weighted-average remaining term of approximately 6.0 years.

Competition

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

Seasonality

Our business exhibits significant seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer months) and lowest during the winter months in the first and fourth quarters.

Trade Names, Service Marks and Trademarks

We are a wholesale distributor of motor fuel for various major integrated oil companies and are licensed to market/resell motor fuel under their respective motor fuel brands. We are not aware of any facts that would negatively affect our continuing use of any trademarks, trade names or service marks.

Environmental Laws and Regulations

We are subject to extensive federal, state and local environmental laws and regulations, including those relating to USTs, the release or discharge of materials into the air, water and soil, waste management, pollution prevention measures, storage, handling, use and disposal of hazardous materials, the exposure of persons to hazardous materials, greenhouse gas emissions, and characteristics, composition, storage and sale of motor fuel and the health and safety of Topper Group employees. We incorporate by reference into this section our disclosures included in Note 2 under the captions “Environmental Matters” and “Asset Retirement Obligations” as well as Note 10 under the caption “Asset Retirement Obligations” and Note 15 to the financial statements.

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

Human Capital

The Partnership has no direct employees. As of December 31, 2024, 257 employees of the Topper Group provided management services to us under the Omnibus Agreement. In addition, 2,896 store employees of the Topper Group provided services at our company operated sites.

Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. As a customer-centric company with a strong service culture, we constantly work to maintain our position as an employer of choice. This requires a commitment to workplace inclusion and safety, as well as competitive total compensation that meets the needs of Topper Group employees. Our talent management and succession plan process includes the identification of key positions based on current and future business strategies, the identification of potential successors and a plan for talent development.

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
•
Changes in consumer behavior, preferences and travel as a result of changing economic conditions, labor strikes or otherwise could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.
•
Broad-based business or economic disruptions caused by health crises could adversely affect our business, financial condition, results of operations or cash available for distribution to our unitholders.
•
A shortage of qualified labor could have a material adverse effect on our business and results of operations.
•
We are subject to extensive government laws and regulations concerning store merchandise, operations, Topper Group employees, environmental matters and product quality specifications of motor fuel that we distribute and sell. The cost of compliance with such laws and regulations may be material.
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
•
We rely on our information technology systems, network infrastructure and software as a service providers to manage numerous aspects of our business and could be adversely affected by the failure to protect sensitive customer, Topper Group employee or the Partnership's vendor data.
•
Our debt levels and debt covenants may limit our flexibility in obtaining additional financing and in pursuing other business opportunities and our ability to make distributions to unitholders.
•
An increase in interest rates may cause the market price of our common units to decline and a significant increase in or prolonged period of relatively higher interest rates could adversely affect our ability to service our indebtedness.
•
We do not own all of the land on which our sites and certain facilities are located, which could result in increased costs and disruptions to our operations.
•
We may not be able to lease sites we own or sub-lease sites we lease on favorable terms.
•
We rely on DMI and other third parties to indemnify us for any costs or expenses that we incur for certain environmental liabilities and third-party claims.

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
•
the wholesale price of motor fuel and its impact on the payment discounts we receive and the fees we pay on credit and debit card sales;
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

For 2024, motor fuel revenues accounted for 88% of our total revenues and motor fuel gross profit accounted for 54% of total gross profit. Wholesale motor fuel costs are directly related to, and fluctuate with, the price of crude oil. Volatility in the price of crude oil, and subsequently wholesale motor fuel prices, is caused by many factors, including general political, regulatory and economic conditions, acts of war, including as a result of the conflict in Ukraine or in the Middle East, terrorism or armed conflict, instability in oil producing regions, particularly in the Middle East and South America, and the value of U.S. dollars relative to other foreign currencies, particularly those of oil producing nations. In addition, the supply of motor fuel and our wholesale purchase costs could be adversely affected in the event of a shortage or oversupply of product, which could result from, among other things, interruptions of fuel production at oil refineries, new supply sources, sustained increases or decreases in global demand or the fact that our motor fuel contracts do not guarantee an uninterrupted, unlimited supply of motor fuel.

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

Recessionary economic conditions, higher interest rates, higher motor fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors may affect consumer spending or buying habits, and could adversely affect the demand for motor fuel and convenience merchandise we sell at our retail sites. Unfavorable economic conditions, higher motor fuel prices and unemployment levels can affect consumer confidence, spending patterns and miles driven, with many customers “trading down” to lower priced products in certain categories when unfavorable conditions exist. These factors could lead to sales declines in both motor fuel and general merchandise, and in turn could have an adverse impact on our business, financial condition and results of operations.

A tightening of credit in the financial markets or an increase in or prolonged period of higher interest rates may make it more difficult for wholesale customers and suppliers to obtain financing and, depending on the degree to which it occurs, may cause a material increase in nonpayment or other nonperformance by our customers and suppliers. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with these third parties. A material increase in nonpayment or other nonperformance by our wholesale customers and/or suppliers could adversely affect our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

Changes in consumer behavior, preferences and travel as a result of changing economic conditions, labor strikes or otherwise could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

In the retail motor fuel industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for commercial truck traffic and trends in travel and weather. Changes in economic conditions generally, or in the regions in which we operate, could adversely affect consumer spending patterns and travel in our markets. In particular, weakening economic conditions may result in decreases in miles driven and discretionary consumer spending and travel, which affect spending on motor fuel and convenience merchandise. In addition, changes in the types of products and services demanded by consumers may adversely affect our sales and gross profit. Further, labor strikes in the construction industry or other industries that employ customers who visit sites may adversely affect our sales and gross profit. Additionally, negative publicity or perception surrounding motor fuel suppliers could adversely affect reputation and brand image, which may negatively affect our motor fuel sales and gross profit. Similarly, advanced technology and increased use of electric or hybrid cars or cars using alternative fuels would reduce demand for motor fuel. Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demands and preferences while continuing to sell products and services that remain relevant to the consumer and thus generally have a positive impact on our overall merchandise gross profit.

Broad-based business or economic disruptions caused by health crises could adversely affect our business, financial condition, results of operations or cash available for distribution to our unitholders.

Global health concerns could result in social, economic and labor instability that adversely affect employee, customer, vendor, distribution channel and other business partner relationships, and in so doing could adversely affect our business, financial condition, results of operations and cash flows. For example, federal, state and local governmental actions restricting the ability of our customers to essential travel only, would adversely impact consumption of fuel. Sustained limitation on travel, or a general reluctance to travel due to a health crisis, would adversely impact our fuel volumes. Sustained fuel volume decreases and less foot traffic would adversely impact our dealer operated locations which could potentially pose increased credit risks or trigger a default under our fuel supply and lease agreements. Also, we do not have fleet operations but rather rely on common carriers to distribute and deliver our products. If these distribution channels are adversely impacted by a health crisis, delivery of our products could be jeopardized.

We may incur costs related to the implementation of prescribed safety protocols related to a health crisis. For example, we may incur substantial costs in connection with staffing impacted stores and the closing and subsequent cleaning of impacted stores resulting from a continued spread of a health crisis. We may also temporarily lose the services of employees or experience interruptions in our business which could lead to inefficiencies, interruptions in our regular operations and potential reputational harm. If we do not respond appropriately to a health crisis, or if customers do not perceive our response to be adequate for a particular region or our business as a whole, we could suffer damage to our reputation.

There can be no assurances that these and other scenarios resulting from a health crisis will not have a material and adverse impact on our business, financial condition, results of operations or cash available for distribution to our unitholders.

A continued prolonged shortage of qualified labor could have a material adverse effect on our business and results of operations.

Due to general macroeconomic factors, the Topper Group has from time to time experienced labor shortages in certain geographies. Outside suppliers that we rely on have also experienced shortages of qualified labor. The future success of our operations depends on our ability, and the ability of third parties on which we rely, to identify, recruit, develop and retain qualified and talented individuals in order to supply and deliver our products. A continued prolonged shortage of qualified labor could decrease our ability to effectively operate our retail locations, which would negatively impact our business and could have a material adverse effect on our results of operations. A shortage would also likely result in increased costs from higher overtime, the need to hire temporary help to meet demand, higher wage rates to attract and retain employees, and higher costs to purchase raw materials or services from such third parties, all of which would negatively impact our results of operations.

We are subject to extensive government laws and regulations concerning store merchandise and operations, and the cost of compliance with such laws and regulations can be material.

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

In certain areas where our retail sites are located, state or local laws limit the retail sites’ hours of operation or their sale of alcoholic beverages, tobacco products, inhalants, skills games and lottery tickets, in particular to minors. Failure to comply with these laws could adversely affect our revenues and results of operations because these state and local regulatory agencies have the power to revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of these products or to seek other remedies, such as the imposition of fines or other penalties. Moreover, these laws may impact our sales volumes in general, as customers who purchase certain products such as alcoholic beverages typically buy other products when they shop. Laws that curtail the consumer’s ability to buy certain products at our retail sites may curtail consumer demand for other products that we sell.

We are subject to extensive government laws and regulations concerning our Topper Group employees, and the cost of compliance with such laws and regulations can be material.

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

The U.S. government imposes tariffs on certain foreign goods from time to time and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods.

Changes in U.S. trade policy, including due to the change in the U.S. presidential administration, could result in one or more foreign governments adopting responsive trade policies that make it more difficult or costly for us to do business in or import our products from those countries. For example, the new U.S. administration announced tariffs on products manufactured in several jurisdictions, including China, Mexico and Canada, and has made announcements regarding the potential imposition of tariffs on other jurisdictions. While certain of the announced tariffs have been delayed, the U.S. government may in the future pause, reimpose or increase tariffs, and countries subject to such tariffs have and in the future may impose reciprocal tariffs or other restrictive trade measures in response. This in turn could require us to increase prices to our customers, which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

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

In 2024, our wholesale business purchased approximately 81% of its motor fuel from four suppliers and our retail business purchased approximately 50% of its merchandise from one supplier. A change of supplier, a disruption in supply or a significant change in pricing with any of these suppliers could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

Negative events or developments associated with our branded suppliers could have an adverse impact on our revenues.

We believe that the success of our operations is dependent, in part, on the continuing favorable reputation, market value and name recognition associated with the branded motor fuel sold through our retail and wholesale segments. Erosion of the value of those brands could have an adverse impact on the volumes of motor fuel we sell, which in turn could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our unitholders.

We rely on our suppliers to provide trade credit to adequately fund our ongoing operations.

Our business is impacted by the availability of trade credit to fund motor fuel purchases and inventory purchases of our retail sites. An actual or perceived downgrade in our liquidity or operations could cause our suppliers to seek credit support in the form of additional collateral, limit the extension of trade credit or otherwise materially modify their payment terms. Any material changes in payment terms, including payment discounts, or availability of trade credit provided by our principal suppliers, could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

We could be adversely affected by the creditworthiness and performance of our customers, suppliers and contract counterparties.

We are exposed to risk related to the creditworthiness and performance of our customers, suppliers and contract counterparties. As of December 31, 2024, we had outstanding accounts receivable totaling $32 million. This amount primarily consisted of vendor rebates due from our suppliers, credit card receivables, receivables arising from the sale of fuel and other products to independent franchised or licensed fuel station operators as well as amounts receivable from other industrial and commercial clients. Contracts with longer payment cycles or difficulties in enforcing contracts or collecting accounts receivable could lead to material fluctuations in our cash flows and could adversely impact our business, financial condition and results of operations.

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

We rely on our information technology ("IT") systems, network infrastructure and software as a service providers to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

We depend on our IT systems, network infrastructure and software as a service providers to manage numerous aspects of our business and provide analytical information to management. These systems are an essential component of our business and growth strategies, and a serious disruption to them could significantly limit our ability to manage and operate our business efficiently. These systems may be vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches and computer viruses, which could result in a loss of sensitive business information, systems interruption or the disruption of our business operations. To protect against unauthorized access or attacks, we have implemented infrastructure protection technologies and disaster recovery plans, but there can be no assurance that a technology systems breach or systems failure, which may nonetheless occur and go undetected, will not have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

Our business and our reputation could be adversely affected by the failure to protect sensitive customer, Topper Group employee or the Partnership's vendor data, whether as a result of cyber security attacks or otherwise, or to comply with applicable regulations relating to data security and privacy.

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

Cyber-attacks are rapidly evolving and becoming increasingly sophisticated. A successful cyber-attack resulting in the loss of sensitive customer, Topper Group employee or the Partnership's vendor data could adversely affect our reputation, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. Moreover, a security breach could require that we expend significant additional resources to further upgrade the security measures that we employ to guard against cyber-attacks.

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

We have a significant amount of debt. As of December 31, 2024, we had $767.5 million of total debt and $68.9 million of availability under our revolving CAPL Credit Facility. Our level of indebtedness could have important consequences to us, including the following:

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

An increase in interest rates may cause the market price of our common units to decline and a significant increase in or prolonged period of relatively higher interest rates could adversely affect our ability to service our indebtedness.

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

The interest rate on the CAPL Credit Facility is variable; therefore, we have exposure to movements in interest rates, subject to our interest rate swap contracts. A significant increase in interest rates or prolonged period of relatively higher interest rates could adversely affect our ability to service our indebtedness. The increased cost could make the financing of our business activities more expensive. These added expenses could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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
•
a violation of the Employee Retirement Income Security Act of 1974, or “ERISA;” and
•
a bankruptcy or insolvency event involving us or any of our subsidiaries.

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

We rely on DMI and other third parties to indemnify us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to specified dates at certain of our sites. To the extent escrow accounts, insurance and/or payments from DMI and/or other third parties are not sufficient to cover any such costs or expenses, our business, financial condition and results of operations and ability to make distributions to unitholders could be adversely affected.

Certain third parties, including DMI, have indemnified us for any costs or expenses that we incur for environmental liabilities and third-party claims, regardless of when a claim is made, that are based on environmental conditions in existence prior to specified dates at certain of our sites. These third parties may be the beneficiary of escrow accounts created to cover the cost to remediate certain environmental liabilities. In addition, these third parties may maintain insurance policies to cover environmental liabilities and/or, where available, participates in state programs that may also assist in funding the costs of environmental liabilities. There are certain sites that were acquired by us with existing environmental liabilities that are not covered by escrow accounts, state funds or insurance policies. To the extent escrow accounts, insurance and/or payments from DMI and other third parties are not sufficient to cover any such costs or expenses, our business, liquidity and results of operations could be adversely affected.

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

The liability of the Topper Group is limited under our Omnibus Agreement and we have agreed to indemnify the Topper Group against certain liabilities, which may expose us to significant expenses.

The Omnibus Agreement provides that we must indemnify the Topper Group for certain liabilities, including any liabilities incurred by the Topper Group attributable to the operating and administrative services provided to us under the agreement, other than liabilities resulting from the Topper Group’s bad faith, fraud, or willful misconduct, as applicable.

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

If our unitholders are dissatisfied with the performance of our General Partner, they will have limited ability to remove our General Partner. The vote of the holders of at least 66 2⁄3% of all outstanding common units voting together as a single class is required to remove our General Partner. As of February 21, 2025, the Topper Group beneficially owned approximately 38.6% of our outstanding common units.

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

If at any time our General Partner and its affiliates hold more than 80% of the common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date that is three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our General Partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our Partnership Agreement that prevents our General Partner from issuing additional common units and exercising its call right. If our General Partner exercised its call right, the effect would be to take us private and, following the deregistering of the units, we would no longer be subject to the reporting requirements of the Exchange Act. As of February 21, 2025, the Topper Group beneficially owned approximately 38.6% of our outstanding common units.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by the Topper Group or other large holders.

As of February 21, 2025, we had 38,059,702 common units outstanding. Sales by the Topper Group or other large holders of a substantial number of our common units in the public or private markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to the Topper Group. Under our Partnership Agreement and pursuant to a registration rights agreement that we have entered into, the Topper Group has registration rights relating to the offer and sale of any units that it holds, subject to certain limitations.

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

It may be determined that the right, or the exercise of the right by the limited partners as a group, to (i) remove or replace our General Partner, (ii) approve amendments to our Partnership Agreement or (iii) take other action under our Partnership Agreement constitutes “participation in the control” of our business. A limited partner that participates in the control of our business within the meaning of the Delaware Act may be held personally liable for our obligations under the laws of Delaware, to the same extent as our General Partner. This liability would extend to persons who transact business with us under the reasonable belief that the limited partner is a general partner. Neither our Partnership Agreement nor the Delaware Act specifically provides for legal recourse against our General Partner if a limited partner were to lose limited liability through any fault of our General Partner.

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

We conduct a portion of our operations and business through one or more direct and indirect subsidiaries that are treated as C corporations for U.S. federal income tax purposes. We may elect to conduct additional operations through these corporate subsidiaries in the future. These corporate subsidiaries are subject to corporate-level taxes at the corporate tax rate, which is currently 21% for federal taxes, and will also likely be subject to state (and possibly local) income tax at varying rates, on their taxable income. Any such entity level taxes will reduce the cash available for distribution to us and, in turn, to unitholders. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to unitholders would be further reduced. Distributions from any such C corporation will generally be taxed again to unitholders as dividend income to the extent of current and accumulated earnings and profits of such C corporation. The maximum U.S. federal income tax rate applicable to qualified dividend income that is allocable to individuals is 20% (plus an additional 3.8% Medicare tax on net investment income where applicable). An individual unitholder's share of dividend and interest income from C corporation subsidiaries would constitute portfolio income that could not be offset by the unitholder's share of our other losses or deductions.

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

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. Our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income,” which is computed without regard to any business interest expense or business interest income.

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

If the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any resulting taxes (including any applicable penalties and interest) directly from us. We will generally have the ability to shift any such tax liability to our General Partner and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so (or will choose to do so) under all circumstances, or that we will be able to (or choose to) effect corresponding shifts in state income or similar tax liability resulting from the IRS adjustment in states in which we do business in the year under audit or in the adjustment year. If we make payments of taxes, penalties and interest resulting from audit adjustments, we may require our unitholders and former unitholders to reimburse us for such taxes (including any applicable penalties or interest) or, if we are required to bear such payment, our cash available for distribution to our unitholders might be substantially reduced. Additionally, we may be required to allocate an adjustment disproportionately among our unitholders, causing the publicly traded units to have different capital accounts, unless the IRS issues further guidance.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We recognize the importance of assessing, identifying, managing and mitigating material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to Topper Group employees or customers and violation of data privacy or security laws.

Substantially all our locations are branded fuel locations for which sensitive data related to debit and credit card transactions for fuel or merchandise products or services does not pass through our networks; rather, such information passes through the branded fuel supplier’s (or its service providers’) networks. However, in the ordinary course of our business, we collect and store sensitive data of certain of our dealer and tenant customers, suppliers and other business partners.

We have an enterprise-wide information security platform, which is part of our enterprise risk assessment process and designed to protect, detect, respond to and manage reasonably foreseeable cybersecurity risks and threats. Our cybersecurity risk management program is guided by the National Institute of Standards and Technology Cybersecurity Framework. To protect our information systems from cybersecurity threats, we seek to use best-in-class security tools that help prevent, identify, escalate, investigate, resolve and recover from identified security incidents in a timely manner. These include, but are not limited to, internal reporting and monitoring and detection tools. We also maintain a third party security operations service to identify, prioritize, assess, mitigate and remediate risks. We rely on the third parties we use to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.

We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We conduct regular reviews and tests of our information security program and leverage audits by our internal audit team and third party consultants, penetration and vulnerability testing, simulations, and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning. We conduct “tabletop” exercises during which we simulate cybersecurity incidents to help us prepare to respond to a cybersecurity incident and to identify areas for potential improvement. We also provide employee training to support identification of and how to respond to cyber attacks. The results of these assessments are reported to the Board.

We also have implemented an incident response plan that is designed to facilitate our response to cybersecurity incidents and escalation of cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us, to our executive officers, other members of our senior management team and other internal stakeholders. This plan is designed to provide our executive officers and other members of our senior management team with the information needed to assess the materiality of a cybersecurity incident and the need for public disclosure.

Our systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of third parties and Topper Group employees) and other data, confidential information or intellectual property. To date, these incidents have not had a material impact on our service, systems or business and we do not believe cybersecurity risks from these prior incidents are reasonably likely to materially affect our operations. For further information on cybersecurity risks and potential related impacts on us, see "Risk Factors – Our business and our reputation could be adversely affected by the failure to protect sensitive customer, Topper Group employee or the Partnership's vendor data, whether as a result of cyber security attacks or otherwise, or to comply with applicable regulations relating to data security and privacy."

The Director of Technology Services is responsible for overseeing the information security program as well as members of the Information Technology department that execute our program with oversight by members of our senior leadership team. These members of our Information Technology department have an average of over 15 years of prior work experience in various roles involving information technology, including security, auditing, compliance and systems. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the Board on any appropriate items.

The Board oversees our annual enterprise risk assessment, where we assess key risks within the company, including security and technology risks and cybersecurity threats. The Board receives regular reports from our Director of Technology Services on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance.

ITEM 2. PROPERTIES

The following table shows the aggregate number of sites we owned or leased by customer group at December 31, 2024:

	Owned Sites	Leased Sites	Total Sites
Lessee dealers	267	227	494
Company operated	213	152	365
Commission agents	166	55	221
Total	646	434	1,080

We own or lease properties located in Alabama, Arkansas, Colorado, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Mississippi, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We also distribute fuel to sites located in South Dakota and Vermont. Our site count includes those involved in our retail and wholesale segments. As of December 31, 2024, our wholesale and retail segments operate in 33 and 27 states, respectively.

The following table provides a summary of our sites acquired, changes between customer groups or sold during 2024:

	Lessee Dealers	Company Operated	Commission Agents	Total
Number at beginning of year	632	296	188	1,116
Acquired	1	—	—	1
Changes between customer groups	(110)	72	38	—
Divested	(29)	(3)	(5)	(37)
Number at end of year (a)	494	365	221	1,080
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 21, 2025, we had 38,059,702 common units outstanding, held by approximately 29 holders of record. Our common units are listed and trade on the NYSE under the symbol “CAPL.”

Cash Distribution Policy

General

The Board has adopted a policy to make cash distributions per unit each quarter, in an amount determined by the Board following the end of such quarter. In general, we expect that cash distributed for each quarter will equal cash generated from operations less cash needed for maintenance capital expenditures, accrued but unpaid expenses (including the management fee to the Topper Group), reimbursement of expenses incurred by our General Partner, debt service and other contractual obligations and reserves for future operating and capital needs or for future distributions to our partners. We expect that the Board will reserve excess cash, from time to time, in an effort to sustain or permit gradual or consistent increases in quarterly distributions. Restrictions in our CAPL Credit Facility could limit our ability to pay distributions upon the occurrence of certain events. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.” The Board may also determine to borrow to fund distributions in quarters when we generate less cash available for distribution than necessary to sustain or grow our cash distributions per unit. The factors that we believe will be the primary drivers of our cash generated from operations are changes in demand for motor fuels, the number of sites to which we distribute motor fuels, the margin per gallon we are able to generate at such sites, our merchandise sales at our company operated sites and the profitability of sites we own and lease, including our company operated sites.

Our cash distribution policy, established by our General Partner, is to distribute each quarter an amount at least equal to the minimum quarterly distribution of $0.4375 per unit on all units ($1.75 per unit on an annualized basis). The distribution declared by the Board on January 22, 2025 was $0.5250 per unit (or $2.10 per unit on an annualized basis). Our General Partner may determine at any time that it is in the best interest of our Partnership to modify or revoke our cash distribution policy. Modification of our cash distribution policy may result in distributions of amounts less than, or greater than, our minimum quarterly distribution, and revocation of our cash distribution policy could result in no distributions at all. In addition, our CAPL Credit Facility includes certain restrictions on our ability to make cash distributions.

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

Recent Developments

Applegreen Acquisition and Lease Termination

On January 26, 2024, we entered into an agreement (the “Applegreen Purchase Agreement”) to acquire certain assets from Applegreen Midwest, LLC and Applegreen Florida, LLC (collectively, the “Sellers”) (the “Applegreen Acquisition”). The assets were acquired via the termination of the Partnership’s existing lease agreements with the Sellers at 59 locations, for total consideration of $16.9 million. The transaction closed on a rolling basis by site beginning in the first quarter of 2024 and ending in April 2024 and resulted in the transition of these lessee dealer sites to company operated sites. The Partnership also acquired for cash the inventory at the locations. The terms of the Partnership’s leases with Applegreen Midwest, LLC and Applegreen Florida, LLC could have been extended to 2049 and 2048, respectively, including all renewal options. The Applegreen Purchase Agreement contains customary representations and warranties of the parties as well as indemnification obligations by the Sellers and the Partnership, respectively, to each other.

During the first half of 2024, we paid $25.5 million of cash as consideration and for the purchase of inventory and recorded a non-cash write-off of deferred rent income of $1.5 million. See Note 3 to the financial statements for additional information.

Amendment of CAPL Credit Facility

On February 20, 2024, in connection with our Applegreen Acquisition, we entered into an amendment (the “Amendment”) to the CAPL Credit Facility. The Amendment, among other things, modified the definition of Consolidated EBITDA contained in the Credit Agreement to permit the full addback of certain lease termination expenses incurred in connection with the Applegreen Acquisition and the addback of other lease termination expenses incurred in connection with other transactions, subject to certain terms and conditions.

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

In our retail business, we attempt to pass along wholesale motor fuel price changes to our retail customers through “at the pump” retail price changes; however, market conditions do not always allow us to do so immediately. The timing of any related increase or decrease in “at the pump” retail prices is affected by competitive conditions in each geographic market in which we operate. As such, the prices we charge our customers for motor fuel and the gross profit we receive on our motor fuel sales can increase or decrease significantly over short periods of time. Further, we are assessed fees as a percentage of debit and credit card sales. Such fees increase as "at the pump" retail prices increase but without necessarily being accompanied by higher retail gross profits.

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

Impact of Inflation

Inflation affects our financial performance by increasing certain components of cost of goods sold, such as fuel, merchandise, and credit card fees. Inflation also affects certain operating expenses, such as labor costs, certain leases, and general and administrative expenses. While our wholesale segment benefits from higher terms discounts as a result of higher fuel costs, inflation can negatively impact our cost of goods sold and operating expenses. Although we have historically been able to pass on increased costs through price increases, there can be no assurance that we will be able to do so in the future.

Impact of Interest Rates

Three of our most favorable interest rate swap contracts matured April 1, 2024. As a result of these maturities and due to increases in interest rates in general, our effective interest rate has increased during 2024 as compared to 2023 and 2022, respectively.

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

2024

•
During the first half of 2024, we converted the 59 sites included in the Applegreen Acquisition and transitioned these sites from lessee dealer sites in the wholesale segment to company operated sites in the retail segment. See Note 3 to the financial statements for additional information.

Results of Operations

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this Annual Report because that disclosure was already included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 26, 2024. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of income and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of income are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating revenues	$4,098,288	$4,386,263	$4,967,424
Cost of sales	3,699,969	4,003,995	4,591,653
Gross profit	398,319	382,268	375,771

Operating expenses:
Operating expenses	227,986	194,746	174,708
General and administrative expenses	28,756	27,031	25,575
Depreciation, amortization and accretion expense	75,983	77,158	80,625
Total operating expenses	332,725	298,935	280,908
Gain on dispositions and lease terminations, net	4,966	4,737	1,143
Operating income	70,560	88,070	96,006
Other income, net	780	790	504
Interest expense	(52,320)	(43,743)	(32,100)
Income before income taxes	19,020	45,117	64,410
Income tax (benefit) expense	(3,433)	2,525	714
Net income	22,453	42,592	63,696
Accretion of preferred membership interests	2,561	2,488	1,726
Net income available to limited partners	$19,892	$40,104	$61,970

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Consolidated Results

Operating revenues decreased $288 million (7%) and operating income decreased $18 million (20%). These results were driven by:

Operating revenues

•
Our wholesale segment revenues decreased $418 million (18%) primarily due to a 12% decrease in volume driven by the conversion of certain lessee dealer sites to company operated and commission agent sites as well as the net loss of independent dealer contracts. In addition, our average wholesale selling price decreased 7% due primarily to movements in crude oil prices within the two years.
•
Our retail segment revenues increased $130 million (6%) in 2024 as compared to 2023, primarily attributable to a 9% increase in volume due to the conversion of certain lessee dealer sites to company operated and commission agent sites, partially offset by a 6% decrease in the average retail fuel selling price due to the decrease in wholesale motor fuel prices as noted above. Merchandise revenues increased $74 million (23%) driven by an increase in our average company operated site count due to the conversion of certain lessee dealer and commission agent sites to company operated sites.

Cost of sales

Cost of sales decreased $304 million (8%), due primarily to lower wholesale volume and lower cost per gallon, partially offset by an increase in merchandise cost of sales driven by the same drivers as discussed above.

Gross profit

Gross profit increased $16 million (4%), which was primarily driven by an increase in merchandise and motor fuel gross profit within our retail segment, partially offset by a decrease in motor fuel and rent gross profit within our wholesale segment. See "Segment Results" for additional gross profit analyses.

Operating expenses

See “Segment Results” for additional analyses.

General and administrative expenses

General and administrative expenses increased $1.7 million (6%) primarily driven by higher management fees and system and information technology costs, partially offset by lower equity compensation expense.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense decreased $1.2 million (2%) primarily due to assets becoming fully depreciated, partially offset by a $3.6 million increase in impairment charges in comparison to prior year.

Gain (loss) on dispositions and lease terminations, net

During 2024, we recorded $23.3 million in net gains in connection with our ongoing real estate rationalization effort. We also recorded a $16.0 million loss on lease termination with Applegreen, including a $1.5 million non-cash write-off of deferred rent income (see Note 3 to the financial statements for additional information). In addition, we recorded $2.4 million of other net losses on lease terminations and asset disposals.

During 2023, we recorded $6.5 million in net gains in connection with our ongoing real estate rationalization effort, partially offset by net losses on lease terminations and asset disposals.

Interest expense

Interest expense increased $8.6 million (20%) due to the maturity of three of our most favorable interest rate swap contracts on April 1, 2024 in addition to the general increase in interest rates, partially offset by the $1.1 million write-off of deferred financing costs in the first quarter of 2023 as a result of the amendment and restatement of the CAPL Credit Facility and termination of the JKM Credit Facility.

Income tax expense

We recorded income tax (benefit) expense of ($3.4) million and $2.5 million for 2024 and 2023, respectively, driven by (losses incurred) income generated by our taxable subsidiaries.

Accretion of preferred membership interests

As further discussed in Note 18 to the financial statements, we recorded accretion on the preferred membership interests totaling $2.6 million and $2.5 million for 2024 and 2023, respectively.

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

Retail

The following table highlights the results of operations and certain operating metrics of our retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands, except for the number of retail sites and per gallon amounts):

	Year Ended December 31,
	2024	2023	2022
Gross profit:
Motor fuel	$150,916	$138,729	$146,546
Merchandise	109,910	89,847	76,135
Rent	9,411	9,120	9,797
Other revenue	19,467	15,771	12,554
Total gross profit	289,704	253,467	245,032
Operating expenses	(196,232)	(156,758)	(137,636)
Operating income	$93,472	$96,709	$107,396

Retail sites (end of period):
Company operated retail sites (a)	365	296	255
Commission agents (b)	229	199	200
Total retail segment sites	594	495	455

Total retail segment statistics:
Volume of gallons sold	554,490	506,535	496,634
Average retail fuel sites	569	476	452
Margin per gallon, before deducting credit card fees and commissions	$0.368	$0.369	$0.396

Company operated site statistics:
Average retail fuel sites	354	283	253
Margin per gallon, before deducting credit card fees	$0.394	$0.400	$0.426
Merchandise gross profit percentage	28.2%	28.4%	27.2%

Commission site statistics:
Average retail fuel sites	215	193	199
Margin per gallon, before deducting credit card fees and commissions	$0.309	$0.306	$0.336

(a)
The increase in the company operated site count from December 31, 2023 to December 31, 2024 was primarily attributable to the conversion of certain lessee dealer and commission agent sites to company operated sites.
(b)
The increase in the commission agent site count was primarily attributable to the conversion of certain lessee dealer sites to commission agent sites, partially offset by the conversion of certain commission agent sites to company operated sites.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Gross profit increased $36 million (14%) and operating income decreased $3.2 million (3%). These results were driven by:

Gross profit

•
Our motor fuel gross profit increased $12 million (9%) attributable to a volume increase of 9% due primarily to an increase in the average retail site count due to the conversion of certain lessee dealer sites to company operated and commission agent sites, partially offset by a decrease in volume in our base business.
•
Our merchandise gross profit and other revenues increased $20 million (22%) and $3.7 million (23%), respectively, driven by an increase in the average company operated site count due to the conversion of certain lessee dealer and commission agent sites to company operated sites.

Operating expenses

Operating expenses increased $39 million (25%) driven by a 25% increase in the average company operated site count due to the conversion of certain lessee dealer and commission agent sites to company operated sites.

Wholesale

The following table highlights the results of operations and certain operating metrics of our wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Year Ended December 31,
	2024	2023	2022
Gross profit:
Motor fuel gross profit	$62,892	$72,680	$73,378
Rent gross profit	41,122	50,873	50,852
Other revenues	4,601	5,248	6,509
Total gross profit	108,615	128,801	130,739
Operating expenses	(31,754)	(37,988)	(37,072)
Operating income	$76,861	$90,813	$93,667

Motor fuel distribution sites (end of period): (a)
Independent dealers (b)	607	632	663
Lessee dealers (c)	434	569	619
Total motor fuel distribution sites	1,041	1,201	1,282

Average motor fuel distribution sites	1,093	1,235	1,286

Volume of gallons distributed	743,535	842,636	844,486

Margin per gallon	$0.085	$0.086	$0.087

(a)
In addition, we distributed motor fuel to sub-wholesalers who distributed to additional sites.
(b)
The decrease in the independent dealer site count from December 31, 2023 to December 31, 2024 was primarily attributable to the net loss of contracts, partially offset by divestitures of certain lessee dealer sites but with continued fuel supply.
(c)
The decrease in the lessee dealer site count from December 31, 2023 to December 31, 2024 was primarily attributable to the conversion of certain lessee dealer sites to company operated and commission agent sites, including through the Applegreen Acquisition, and our real estate rationalization effort.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Gross profit decreased $20 million (16%) and operating income decreased $14 million (15%). These results were driven by:

Motor fuel gross profit

The $9.8 million decrease (13%) in motor fuel gross profit was primarily due to a 12% decrease in volume driven by the conversion of certain lessee dealer sites to company operated and commission agent sites and the net loss of independent dealer contracts. In addition, fuel margin per gallon decreased 2% compared to 2023, driven by the movements of crude oil prices.

Rent gross profit

Rent gross profit decreased $9.8 million (19%), primarily due to the conversion of certain lessee dealer sites to company operated and commission agent sites as well as the real estate rationalization effort.

Operating expenses

Operating expenses decreased $6.2 million (16%), primarily due to the conversion of certain lessee dealer sites to company operated and commission agent sites as well as the real estate rationalization effort.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for the Distribution Coverage Ratio):

	Year Ended December 31,
	2024	2023	2022
Net income	$22,453	$42,592	$63,696
Interest expense	52,320	43,743	32,100
Income tax expense (benefit)	(3,433)	2,525	714
Depreciation, amortization and accretion expense	75,983	77,158	80,625
EBITDA	147,323	166,018	177,135
Equity-based employee and director compensation expense	1,508	3,031	2,294
Gain on dispositions and lease terminations, net (a)	(4,966)	(4,737)	(1,143)
Acquisition-related costs (b)	1,674	1,460	1,508
Adjusted EBITDA	145,539	165,772	179,794
Cash interest expense	(50,384)	(40,456)	(29,312)
Sustaining capital expenditures (c)	(8,287)	(7,654)	(7,164)
Current income tax expense (d)	(864)	(953)	(2,466)
Distributable Cash Flow	$86,004	$116,709	$140,852
Distributions paid on common units	$79,854	$79,712	$79,625
Distribution Coverage Ratio	1.08x	1.46x	1.77x

(a)
See "Results of Operations–Gain (loss) on dispositions and Lease Terminations, net."
(b)
Relates to certain acquisition-related costs, such as legal and other professional fees, separation benefit costs and purchase accounting adjustments associated with recent acquisitions.
(c)
Under the Partnership Agreement, sustaining capital expenditures are capital expenditures made to maintain our long-term operating income or operating capacity. Examples of sustaining capital expenditures are those made to maintain existing contract volumes or to maintain our sites in conditions suitable to lease, such as parking lot or roof replacement/renovation, or to replace equipment required to operate the existing business.
(d)
For 2024, excludes $1.9 million of current income tax incurred on sales of sites.

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

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$87,782	$117,083	$161,317
Net cash used in investing activities	(16,309)	(28,181)	(46,398)
Net cash used in financing activities	(73,082)	(99,966)	(106,513)

Operating Activities

Net cash provided by operating activities decreased $29 million primarily attributable to weaker results in the first and fourth quarters of 2024 relative to the same periods of 2023, as well as a $10 million increase in cash paid for interest expense driven by the maturity of three of our most favorable interest rate swap contracts on April 1, 2024.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as compared to the shorter settlement of receivables for fuel, rent and merchandise.

Investing Activities

In 2024, we incurred capital expenditures of $26 million driven by site upgrades, including store remodels, rebranding of certain sites, image upgrades funded primarily through incentives from our fuel suppliers and site purchases. We paid $26 million to Applegreen related to lease terminations and inventory purchases. We received $35 million in proceeds primarily from the sale of sites in connection with our real estate rationalization effort.

In 2023, we incurred capital expenditures of $35 million driven by image upgrades funded primarily through incentives from our fuel suppliers, rebranding of certain sites, site upgrades, including store remodels and site purchases. We received $6 million in proceeds primarily from the sale of sites in connection with our real estate rationalization effort.

Financing Activities

In 2024, we paid $80 million in distributions to our unitholders. We made net borrowings of $12 million on our credit facility.

In 2023, we paid $80 million in distributions to our unitholders. We made net repayments of $9 million on our credit facility. We paid $7 million of deferred financing costs in connection with amending and restating the CAPL Credit Facility and terminating the JKM Credit Facility in the first quarter of 2023.

Distributions

Distribution activity for 2024 was as follows (in thousands):

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2023	February 2, 2024	February 9, 2024	$0.5250	$19,941
March 31, 2024	May 3, 2024	May 10, 2024	0.5250	19,964
June 30, 2024	August 2, 2024	August 9, 2024	0.5250	19,974
September 30, 2024	November 4, 2024	November 13, 2024	0.5250	19,975
December 31, 2024	February 3, 2025	February 13, 2025	0.5250	19,981

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Debt
As of December 31, 2024, our debt and finance lease obligations consisted of the following (in thousands):

CAPL Credit Facility	$767,500
Finance lease obligations	7,936
Total debt and finance lease obligations	775,436
Current portion	3,266
Noncurrent portion	772,170
Deferred financing costs, net	8,238
Noncurrent portion, net of deferred financing costs	$763,932

See “Recent Developments—Amendment to CAPL Credit Facility” and Note 11 to the financial statements for information regarding the amendment of the CAPL Credit Facility.

Taking the interest rate swap contracts into account, our effective interest rate on our CAPL Credit Facility at December 31, 2024 was 6.2% (our applicable margin was 2.25% as of December 31, 2024). Letters of credit outstanding under our CAPL Credit Facility at December 31, 2024 totaled $5.3 million. The amount of availability under our CAPL Credit Facility at December 31, 2024, after taking into consideration debt covenant restrictions, was $68.9 million.

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

The following table outlines our capital expenditures and acquisitions (in thousands):

	Year Ended December 31,
	2024	2023	2022
Sustaining capital	$8,287	$7,654	$7,164
Growth	18,031	26,974	23,187
Lease termination payments to Applegreen, including inventory purchases	25,517	—	—
Acquisitions	—	—	29,594
Total capital expenditures and acquisitions	$51,835	$34,628	$59,945

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

As discussed previously, our CAPL Credit Facility matures March 31, 2028. In addition, we have finance lease obligations that expire in 2027 and operating leases that expire through 2044. See Note 11 to the financial statements for additional information on our debt and finance lease obligations, Note 12 for information on interest rate swap contracts and Note 13 for information on our operating lease obligations.

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

Our results for 2025 are anticipated to be impacted by the following:

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

New Accounting Policies

No new accounting guidance significantly impacted our business in 2024. For information on our significant accounting policies, see Note 2 to the financial statements.

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

Asset Acquisitions and Business Combinations

When closing on an acquisition, we must first determine whether substantially all of the fair value of the set of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If this threshold is not met, we determine whether the set meets the definition of a business. We did not close any major acquisitions in 2024.

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

At both December 31, 2024 and 2023, we had goodwill totaling $99.4 million. Of the December 31, 2024 balance, $54.7 million was assigned to the wholesale reporting unit and $44.7 million was assigned to the retail reporting unit. No goodwill was impaired for any period presented.

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

Interest Rate Risk

As of December 31, 2024, we had $767.5 million outstanding on our CAPL Credit Facility. Our outstanding borrowings bear interest at SOFR plus an applicable margin.

Taking the interest rate swap contracts into account, our effective interest rate on our CAPL Credit Facility at December 31, 2024 was 6.2%. A one percentage point change in SOFR would impact annual interest expense by approximately $3.7 million.

See Note 12 to the financial statements for information regarding our interest rate swap contracts.

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

A material amount of our total gallons purchased are subject to prompt payment discounts and other rebates and incentives, which are recorded within cost of sales. Prompt payment discounts are based on a percentage of the purchase price of motor fuel. As such, the dollar value of these discounts increases and decreases corresponding with motor fuel prices. Based on our current volumes, we estimate a $10 per barrel change in the price of crude oil would impact our annual wholesale motor fuel gross profit by approximately $2.7 million related to these payment discounts.

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

The management of CrossAmerica is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system was designed to provide reasonable assurance to the company’s management and Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. CrossAmerica management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 version. Based on our assessment, we believe that, as of December 31, 2024, the Partnership’s internal control over financial reporting is effective based on those criteria.

Attestation Report of the Independent Registered Public Accounting Firm

Grant Thornton LLP (PCAOB ID No. 248), our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2024. Their report dated February 26, 2025, expressed an unqualified opinion on our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors, General Partner and Limited Partners

CrossAmerica Partners LP

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CrossAmerica Partners LP (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2024 and 2023, the related consolidated statements of income, equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule I (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Change in accounting principle

As discussed in Note 2 to the financial statements, the Partnership has adopted new accounting guidance in 2024 related to the disclosure of segment information in accordance with ASU 2023-07, Segment Reporting (Topic 280). The adoption was retrospectively applied to 2023 and 2022.

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

February 26, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors, General Partner and Limited Partners

CrossAmerica Partners LP

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of CrossAmerica Partners LP (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2024, and our report dated February 26, 2025 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Charlotte, North Carolina

February 26, 2025

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$3,381	$4,990
Accounts receivable, net of allowances of $757 and $709, respectively	31,603	31,185
Accounts receivable from related parties	634	437
Inventory	63,169	52,344
Assets held for sale	8,994	400
Current portion of interest rate swap contracts	2,958	9,321
Other current assets	8,091	9,845
Total current assets	118,830	108,522
Property and equipment, net	656,300	705,217
Right-of-use assets, net	136,430	148,317
Intangible assets, net	77,242	95,261
Goodwill	99,409	99,409
Deferred tax assets	1,001	759
Interest rate swap contracts, less current portion	5,133	687
Other assets	20,380	23,510
Total assets	$1,114,725	$1,181,682

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$3,266	$3,083
Current portion of operating lease obligations	35,065	34,787
Accounts payable	73,986	68,986
Accounts payable to related parties	7,729	10,180
Accrued expenses and other current liabilities	24,044	23,674
Motor fuel and sales taxes payable	18,756	20,386
Total current liabilities	162,846	161,096
Debt and finance lease obligations, less current portion	763,932	753,880
Operating lease obligations, less current portion	106,296	118,723
Deferred tax liabilities, net	7,424	12,919
Asset retirement obligations	48,251	47,844
Interest rate swap contracts, less current portion	311	3,535
Other long-term liabilities	50,448	52,934
Total liabilities	1,139,508	1,150,931

Commitments and contingencies (Notes 15 and 16)

Preferred membership interests	28,993	27,744

Equity:
Common units— 38,059,702 and 37,983,154 units issued and outstanding at December 31, 2024 and 2023, respectively	(61,371)	(2,392)
Accumulated other comprehensive income	7,595	5,399
Total (deficit) equity	(53,776)	3,007
Total liabilities and equity	$1,114,725	$1,181,682

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars, except unit and per unit amounts)

	For the Year Ended December 31,
	2024	2023	2022
Operating revenues (a)	$4,098,288	$4,386,263	$4,967,424
Cost of sales (b)	3,699,969	4,003,995	4,591,653
Gross profit	398,319	382,268	375,771

Operating expenses:
Operating expenses (c)	227,986	194,746	174,708
General and administrative expenses	28,756	27,031	25,575
Depreciation, amortization and accretion expense	75,983	77,158	80,625
Total operating expenses	332,725	298,935	280,908
Gain on dispositions and lease terminations, net	4,966	4,737	1,143
Operating income	70,560	88,070	96,006
Other income, net	780	790	504
Interest expense	(52,320)	(43,743)	(32,100)
Income before income taxes	19,020	45,117	64,410
Income tax (benefit) expense	(3,433)	2,525	714
Net income	22,453	42,592	63,696
Accretion of preferred membership interests	2,561	2,488	1,726
Net income available to limited partners	$19,892	$40,104	$61,970

Earnings per common unit
Basic	$0.52	$1.06	$1.63
Diluted	$0.52	$1.05	$1.63

Weighted-average common units:
Basic	38,027,587	37,957,727	37,916,829
Diluted	38,172,434	38,119,461	38,059,774

Supplemental information:
(a) includes excise taxes of:	$321,798	$295,762	$270,501
(a) includes rent income of:	71,184	82,331	84,106
(b) excludes depreciation, amortization and accretion
(b) includes rent expense of:	20,651	22,338	23,457
(c) includes rent expense of:	17,440	15,460	15,254

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$22,453	$42,592	$63,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	75,983	77,158	80,625
Amortization of deferred financing costs	1,937	3,287	2,788
Credit loss expense	157	40	232
Deferred income tax (benefit) expense	(6,147)	1,572	(1,753)
Equity-based employee and director compensation expense	1,508	3,031	2,294
Gain on dispositions and lease terminations, net	(4,966)	(4,737)	(1,143)
Changes in operating assets and liabilities, net of acquisitions	(3,143)	(5,860)	14,578
Net cash provided by operating activities	87,782	117,083	161,317

Cash flows from investing activities:
Principal payments received on notes receivable	152	213	203
Proceeds from sale of assets	35,374	6,234	13,344
Capital expenditures	(26,318)	(34,628)	(30,351)
Lease terminations payments to Applegreen, including inventory purchases	(25,517)	—	—
Cash paid in connection with acquisitions, net of cash acquired	—	—	(29,594)
Net cash used in investing activities	(16,309)	(28,181)	(46,398)

Cash flows from financing activities:
Borrowings under revolving credit facilities	113,000	240,900	114,100
Repayments on revolving credit facilities	(101,500)	(91,037)	(138,538)
Borrowings under the Term Loan Facility	—	—	1,120
Repayments on the Term Loan Facility	—	(158,980)	(24,600)
Net proceeds from issuance of preferred membership interests	—	—	24,430
Payments of finance lease obligations	(3,082)	(2,890)	(2,724)
Payments of deferred financing costs	(74)	(7,106)	(474)
Distributions paid on distribution equivalent rights	(260)	(241)	(202)
Income tax distributions paid on preferred membership interests	(1,312)	(900)	—
Distributions paid on common units	(79,854)	(79,712)	(79,625)
Net cash used in financing activities	(73,082)	(99,966)	(106,513)
Net (decrease) increase in cash and cash equivalents	(1,609)	(11,064)	8,406

Cash and cash equivalents at beginning of period	4,990	16,054	7,648
Cash and cash equivalents at end of period	$3,381	$4,990	$16,054

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

	Limited Partners’ Interest
	Common Unitholders		AOCI	Total Equity
	Units	Dollars	Dollars	Dollars
Balance at December 31, 2021	37,896,556	$53,528	$3,030	$56,558
Net income	—	63,696	—	63,696
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	17,336	17,336
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(3,897)	(3,897)
Total other comprehensive income	—	—	13,439	13,439
Comprehensive income	—	63,696	13,439	77,135
Issuance of units related to 2021 Bonus Plan	16,154	327	—	327
Vesting of equity awards, net of units withheld for tax	24,894	510	—	510
Accretion of preferred membership interests	—	(1,726)	—	(1,726)
Distributions paid	—	(79,827)	—	(79,827)
Balance at December 31, 2022	37,937,604	36,508	16,469	52,977

Net income	—	42,592	—	42,592
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	5,922	5,922
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(16,992)	(16,992)
Total other comprehensive income (loss)	—	—	(11,070)	(11,070)
Comprehensive income (loss)	—	42,592	(11,070)	31,522
Issuance of units related to 2022 Bonus Plan	15,346	322	—	322
Vesting of equity awards, net of units withheld for tax	30,204	627	—	627
Accretion of preferred membership interests	—	(2,488)	—	(2,488)
Distributions paid	—	(79,953)	—	(79,953)
Balance at December 31, 2023	37,983,154	(2,392)	5,399	3,007

Net income	—	22,453	—	22,453
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	12,560	12,560
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(10,364)	(10,364)
Total other comprehensive income	—	—	2,196	2,196
Comprehensive income	—	22,453	2,196	24,649
Issuance of units related to 2023 Bonus Plan	17,136	381	—	381
Vesting of equity awards, net of units withheld for tax	59,412	1,272	—	1,272
Accretion of preferred membership interests	—	(2,561)	—	(2,561)
Tax effect from intra-entity transfer of assets	—	(410)	—	(410)
Distributions paid	—	(80,114)	—	(80,114)
Balance at December 31, 2024	38,059,702	$(61,371)	$7,595	$(53,776)

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. DESCRIPTION OF BUSINESS

The Topper Group controls the sole member of our General Partner and has the ability to appoint all of the members of the Board and to control and manage the operations and activities of the Partnership. As of February 21, 2025, the Topper Group has beneficial ownership of a 38.6% limited partner interest in the Partnership.

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
•
LGWS, which owns and leases (or leases and sub-leases) real estate and personal property used in the retail sale of motor fuels, as well as provides maintenance and other services to its customers. In addition, LGWS distributes motor fuels on a retail basis and sells convenience merchandise to end customers at company operated retail sites and sells motor fuel on a retail basis at sites operated by commission agents. Income from LGWS generally is not Qualifying Income under Section 7704(d) of the Internal Revenue Code; and
•
Joe’s Kwik Marts, which owns and leases real estate and personal property at certain of our company operated sites. Joe’s Kwik Marts also sells motor fuels on a retail basis and sells convenience merchandise to end customers. Income from Joe’s Kwik Marts generally is not Qualifying Income under Sections 7704(d) of the Internal Revenue Code.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

We consider all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which, for cash equivalents, approximates fair value due to their short-term maturity. We are potentially subject to financial instrument concentration of credit risk through our cash and cash equivalents. We maintain cash and cash equivalents with several major financial institutions and have approximately $1.8 million of cash and cash equivalents in excess of FDIC insurance limits at December 31, 2024. We have not experienced any losses on our cash and cash equivalents and do not believe we have significant credit risk.

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

Goodwill

Goodwill represents the excess of the fair value of the consideration conveyed to acquire a business over the fair value of net assets of businesses acquired. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level at least annually, and more frequently if events and circumstances indicate that the goodwill might be impaired. The annual impairment testing date of goodwill is October 1.

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

Segment Reporting

We present our segment reporting in accordance with ASC 280–Segment Reporting and engage in the wholesale distribution and retail sale of motor fuels, primarily gasoline and diesel fuel, and the retail sale of convenience merchandise. We present our results to our chief operating decision maker segregated between wholesale and retail activities. As a result, we are deemed to conduct our business in two reportable segments: 1) the retail segment and 2) the wholesale segment.

In November 2023, the FASB issued ASU 2023-07, "Improvements in Reportable Segment Disclosures." The amendments in this new guidance improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. See Note 22 for the new disclosures and additional information on our segments.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 842–Leases requires leases be evaluated and classified as either operating or finance for financial reporting purposes. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period is reasonably certain. We have elected to not recognize lease assets and lease liabilities on the balance sheet for leases with an initial term of one year or less. Generally, lease payments are expensed on a straight-line basis over the term of the lease including renewal periods that are reasonably certain at the inception of the lease. In addition to these lease payments, certain leases require additional contingent payments based on sales volume or future inflation, which are expensed as incurred.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration Risks

For 2024, 2023 and 2022, our wholesale business purchased approximately 81%, 80% and 81% of its motor fuel from four suppliers, respectively.

For 2024, 2023 and 2022, approximately 22%, 24% and 23% of our motor fuel gallons sold were delivered by our top two carriers, respectively.

For 2024, 2023 and 2022, approximately 19%, 29% and 33% of our rent income was from our top five multi-site operators, respectively.

For 2024, 2023 and 2022, approximately 50%, 49% and 49% of our merchandise was purchased from one supplier, respectively.

New Accounting Guidance Pending Adoption

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” The amendments in this new guidance require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. This new guidance also requires certain new disclosures such as income taxes paid disaggregated by federal, state and foreign taxes and further disaggregated by individual jurisdictions in which income taxes paid exceeds a quantitative threshold. This new guidance also eliminates certain previously required disclosures. We adopted this new guidance effective January 1, 2025 and will present the new disclosures as required in our future filings.

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses.” The amendments in this new guidance require disclosure, in the notes to financial statements, of specified information about certain costs and expenses, including with respect to purchases of inventory, employee compensation, depreciation and intangible asset amortization. These new disclosures will be required in our Annual Report on Form 10-K for the year ending December 31, 2027 and interim and annual reports thereafter. Although we do not anticipate the impact of adopting this guidance will be material, it will affect our disclosures.

Note 3. ACQUISITIONS

Applegreen Acquisition and Lease Termination

On January 26, 2024, we entered into an agreement (the “Applegreen Purchase Agreement”) to acquire certain assets from Applegreen Midwest, LLC and Applegreen Florida, LLC (collectively, the “Sellers”) (the “Applegreen Acquisition”). The assets were acquired via the termination of the Partnership’s existing lease agreements with the Sellers at 59 locations, for total consideration of $16.9 million. The transaction closed on a rolling basis by site beginning in the first quarter of 2024 and ending in April 2024 and resulted in the transition of these lessee dealer sites to company operated sites. The Partnership also acquired for cash the inventory at the locations. The terms of the Partnership’s leases with Applegreen Midwest, LLC and Applegreen Florida, LLC could have been extended to 2049 and 2048, respectively, including all renewal options. The Applegreen Purchase Agreement contains customary representations and warranties of the parties as well as indemnification obligations by the Sellers and the Partnership, respectively, to each other.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the first half of 2024, we paid $25.5 million of cash as consideration and for the purchase of inventory and recorded a non-cash write-off of deferred rent income of $1.5 million. We recorded these transactions as follows (in thousands):

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

Note 4. ASSETS HELD FOR SALE

We have classified ten and two sites as held for sale at December 31, 2024 and 2023, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	December 31,
	2024	2023
Land	$4,483	$240
Buildings and site improvements	3,866	380
Equipment	3,752	418
Total	12,101	1,038
Less accumulated depreciation	(3,107)	(638)
Assets held for sale	$8,994	$400

The Partnership has continued to focus on optimizing the class of trade for its assets, which has included divesting certain assets, often lower performing, while seeking to maintain a wholesale fuel supply relationship whenever possible. During 2024, we sold 30 sites for $36.3 million in proceeds, resulting in a net gain of $23.3 million. During 2023, we sold 10 properties for $9.2 million in proceeds, resulting in a net gain of $6.5 million. The proceeds for 2024 and 2023, respectively, include $1.2 million and $3.8 million of proceeds that were initially placed in a Section 1031 exchange escrow account and used to purchase replacement properties. As such, these proceeds and capital expenditures were excluded from the consolidated statements of cash flows. During 2022, we sold 27 properties for $12.9 million in proceeds, resulting in a net gain of $3.5 million.

See Note 7 for information regarding impairment charges primarily recorded upon classifying sites within assets held for sale.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. RECEIVABLES

Changes in the allowance for credit losses consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$709	$686	$458
Increase in allowance charged to expense	157	40	232
Accounts charged against the allowance, net of recoveries	(109)	(17)	(4)
Balance at end of year	$757	$709	$686

Notes receivable totaled $0.8 million and $1.0 million at December 31, 2024 and 2023, respectively, and are included in other current assets and other noncurrent assets on the consolidated balance sheets.

Note 6. INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2024	2023
Merchandise	$35,424	$26,081
Motor fuel	27,745	26,263
Inventories	$63,169	$52,344

See Note 3 and 22 for information regarding the Applegreen Acquisition and other conversions of lessee dealer sites to company operated and commission sites, which caused a significant portion of the increase in inventory.

Note 7. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Land	$313,030	$326,571
Buildings and site improvements	360,473	365,528
Leasehold improvements	18,890	16,434
Equipment	363,767	356,160
Construction in progress	6,794	4,462
Property and equipment, at cost	1,062,954	1,069,155
Accumulated depreciation and amortization	(406,654)	(363,938)
Property and equipment, net	$656,300	$705,217

Approximately $320 million of property and equipment, net was held for leasing purposes at December 31, 2024.

As discussed in Note 13, we lease sites under a lease with Getty Realty Corporation, for which the building and equipment components are classified as a finance lease. The right-of-use asset associated with this finance lease is included in the table above and totaled $3.8 million and $5.4 million at December 31, 2024 and 2023, respectively, net of accumulated amortization. Amortization of this right-of-use asset is included in depreciation, amortization and accretion expense on the consolidated statements of income and amounted to $1.6 million, $1.7 million and $2.0 million in 2024, 2023 and 2022, respectively.

Depreciation expense, including amortization of assets recorded under finance lease obligations, was approximately $57.1 million, $54.5 million and $58.3 million for 2024, 2023 and 2022, respectively. Included in these amounts are impairment charges primarily related to sites classified within assets held for sale totaling $4.4 million, $0.8 million and $2.8 million during 2024, 2023 and 2022, respectively.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	December 31, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$194,626	$118,800	$75,826	$234,501	$140,714	$93,787
Trademarks/licenses	2,168	869	1,299	2,078	761	1,317
Covenant not to compete	200	83	117	200	43	157
Total intangible assets	$196,994	$119,752	$77,242	$236,779	$141,518	$95,261

Amortization expense was $18.1 million, $20.7 million and $21.2 million for 2024, 2023 and 2022, respectively. Aggregate amortization expense is expected to be $16.1 million, $14.3 million, $12.4 million, $11.0 million and $11.0 million for 2025, 2026, 2027, 2028 and 2029, respectively.

Note 9. GOODWILL

Goodwill consisted of the following (in thousands):

	Wholesale Segment	Retail Segment	Consolidated
Balance at December 31, 2024 and 2023	$54,675	$44,734	$99,409

Note 10. ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Taxes other than income	$8,166	$7,439
Capital expenditures and maintenance expenses	2,730	3,366
Current portion of environmental liabilities	3,098	3,394
Interest	2,084	2,483
Equity compensation	2,902	3,373
Professional fees	580	988
Purchase consideration payable (a)	1,200	—
Other	3,284	2,631
Total accrued expenses and other current liabilities	$24,044	$23,674

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Security deposits	$17,898	$17,749
Deferred fuel supplier rebates	23,754	25,979
Environmental liabilities	5,335	4,054
Purchase consideration payable (a)	600	1,800
Other	2,861	3,352
Total other long-term liabilities	$50,448	$52,934

(a) Purchase consideration related to the acquisition of assets from 7-Eleven.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Retirement Obligations

Environmental laws in the U.S. require the permanent closure of USTs after the USTs are no longer in service. We have estimated that USTs at our owned sites will remain in service approximately 30 years and that we will have an obligation to close the USTs at that time. For our leased sites, our lease agreements generally require that we remove certain improvements, primarily USTs and signage, upon termination of the lease, and so an asset retirement obligation is incurred upon acquiring the site. There are no assets that are legally restricted for purposes of settling our asset retirement obligations.

A roll-forward of our asset retirement obligation is below (in thousands):

	2024	2023
Balance at beginning of year	$47,909	$46,810
Recognition of asset retirement obligations	—	196
Changes in estimated cash flows or settlement dates	(1,217)	(334)
Accretion	1,873	2,039
Obligations settled	(135)	(802)
Balance at end of year	48,430	47,909
Current portion, included within accrued expenses and other current liabilities	179	65
Long-term portion	$48,251	$47,844

Note 11. DEBT

Our balances for long-term debt and finance lease obligations are as follows (in thousands):

	December 31,
	2024	2023
CAPL Credit Facility	$767,500	$756,000
Finance lease obligations	7,936	11,064
Total debt and finance lease obligations	775,436	767,064
Current portion	3,266	3,083
Noncurrent portion	772,170	763,981
Deferred financing costs, net	8,238	10,101
Noncurrent portion, net of deferred financing costs	$763,932	$753,880

As of December 31, 2024, future principal payments on debt and future minimum rental payments on finance lease obligations were as follows (in thousands):

	Debt	Finance Lease Obligations	Total
2025	$—	$3,476	$3,476
2026	—	3,576	3,576
2027	—	1,204	1,204
2028	767,500	—	767,500
Total future payments	767,500	8,256	775,756
Less impact of discounting	—	320	320
Total future principal payments	767,500	7,936	775,436
Current portion	—	3,266	3,266
Long-term portion	$767,500	$4,670	$772,170

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The incremental borrowings at the March 2023 closing of the amended and restated CAPL Credit Facility were used to repay outstanding borrowings under the JKM Credit Facility, which was terminated on March 31, 2023, and to pay fees and expenses in connection with the CAPL Credit Facility and the termination of the JKM Credit Facility.

In connection with amending the CAPL Credit Facility and terminating the JKM Credit Facility in March 2023, the Partnership wrote off $1.1 million of deferred financing costs in the first quarter of 2023.

On February 20, 2024, in connection with our Applegreen Acquisition, we entered into an amendment (the “Amendment”) to the CAPL Credit Facility. The Amendment, among other things, modified the definition of Consolidated EBITDA contained in the Credit Agreement to permit the full addback of certain lease termination expenses incurred in connection with the Applegreen Acquisition and the addback of other lease termination expenses incurred in connection with other transactions, subject to certain terms and conditions.

Taking the interest rate swap contracts described in Note 12 into account, our effective interest rate on our CAPL Credit Facility at December 31, 2024 was 6.2% (our applicable margin was 2.25% as of December 31, 2024).

Letters of credit outstanding at December 31, 2024 and December 31, 2023 totaled $5.3 million and $4.5 million, respectively.

As of December 31, 2024, we were in compliance with our financial covenants under the CAPL Credit Facility. The amount of availability under the CAPL Credit Facility at December 31, 2024, after taking into consideration debt covenant restrictions, was $68.9 million.

Finance Lease Obligations

In May 2012, the Predecessor Entity entered into a 15-year master lease agreement with renewal options of up to an additional 20 years with Getty Realty Corporation. Since then, the agreement has been amended from time to time to add or remove sites. As of December 31, 2024, we lease 107 sites under this lease with a weighted-average remaining lease term of 2.3 years. We pay fixed rent, which increases 1.5% per year. In addition, the lease requires variable lease payments based on gallons of motor fuel sold.

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

The weighted-average discount rate for this finance lease obligation at December 31, 2024 and 2023 was 3.5%. Interest on this finance lease obligation amounted to $0.3 million, $0.4 million and $0.5 million for 2024, 2023 and 2022, respectively.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. INTEREST RATE SWAP CONTRACTS

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

The fair value of these interest rate swap contracts was reported as a separate line item within current assets, noncurrent assets and noncurrent liabilities, as applicable. See Note 17 for additional information on the fair value of the interest rate swap contracts.

We report the unrealized gains and losses on our interest rate swap contracts designated as highly effective cash flow hedges as a component of other comprehensive income and reclassify such gains and losses into earnings (interest expense on our statement of income) in the same period during which the hedged interest expense is recorded. We recognized a net realized gain from settlements of the interest rate swap contracts of $10.4 million, $17.0 million and $3.9 million for 2024, 2023 and 2022, respectively.

We currently estimate that a net gain of $2.8 million will be reclassified from accumulated other comprehensive income into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Note 13. OPERATING LEASES

Operating Leases of Sites as Lessee

We lease 434 sites from third parties under certain non-cancelable operating leases that expire from time to time through 2044. The weighted-average remaining lease term was 3.9 years as of December 31, 2024.

Lease expense was classified in the consolidated statements of income as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of sales	$20,651	$22,338	$23,457
Operating expenses	17,440	15,460	15,254
General and administrative expenses	1,179	995	931
Total	$39,270	$38,793	$39,642

Variable lease payments based on inflation or fuel volume included in the table above totaled $4.6 million, $4.6 million and $4.4 million for 2024, 2023 and 2022, respectively. Short-term lease payments included in the table above that are excluded from the lease liability amounted to $0.3 million, $0.2 million and $0.2 million for 2024, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of lease liabilities under operating leases totaled $34.4 million, $34.0 million and $35.0 million for 2024, 2023 and 2022, respectively.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, future minimum rental payments under operating leases, excluding variable lease payments or short-term payments, were as follows (in thousands). The weighted-average discount rate as of December 31, 2024 and 2023 was 5.8%.

	Third Parties	Related Parties	Total
2025	$26,059	$10,163	$36,222
2026	23,060	10,254	33,314
2027	18,853	8,810	27,663
2028	14,513	8,237	22,750
2029	11,902	7,327	19,229
Thereafter	27,335	1,838	29,173
Total future payments	$121,722	$46,629	168,351
Less impact of discounting			26,990
			141,361
Current portion			35,065
Long-term portion			$106,296

Most lease agreements include provisions for renewals. We generally do not include renewal options in our lease term for purposes of measuring our lease liabilities and right-of-use assets unless the sublease to our customer extends beyond the term of the head lease.

Of our leased sites, we operate 152 of them as company operated sites. Substantially all the remaining leased sites are subleased to lessee dealers or commission agents under leases with terms generally ranging from one to ten years and which may include renewal options. Sublease rental income amounted to $31.3 million, $35.3 million and $35.4 million for 2024, 2023 and 2022, respectively.

Operating Leases of Sites as Lessor

Motor fuel stations are leased to tenants under operating leases with various expiration dates ranging through 2041. Most lease agreements include provisions for renewals. We generally do not include renewal options in our lease term. Future minimum rental payments under non-cancelable operating leases with third parties as of December 31, 2024 were as follows (in thousands):

2025	$35,082
2026	26,004
2027	15,428
2028	9,066
2029	7,294
Thereafter	17,160
Total future minimum lease payments	$110,034

The future minimum rental payments presented above do not include contingent rent based on future inflation, future revenues or volumes of the lessee, or non-lease components for amounts that may be received as tenant reimbursements for certain operating costs.

Deferred rent income from straight-line rent relates to the cumulative amount by which straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement and totaled $2.6 million and $5.0 million at December 31, 2024 and 2023, respectively.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. RELATED PARTY TRANSACTIONS

Transactions with Affiliates of Members of the Board

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from TopStar, an entity affiliated with the Topper Group, were $43.1 million, $50.7 million and $74.2 million for 2024, 2023 and 2022, respectively. Accounts receivable from TopStar were $0.6 million and $0.4 million at December 31, 2024 and 2023, respectively.

We lease real estate from the Topper Group. Rent expense under these lease agreements was $10.2 million, $10.3 million and $10.0 million for 2024, 2023 and 2022, respectively. Generally, rent payable under these leases increases by 1.5% per year through the 10-year term expiring in April 2030. Generally, there are four five-year renewal options under these leases.

Sale of Property

In 2024, we sold one property to a related party affiliated with the Topper Group for $2.5 million, resulting in a net gain of $1.8 million.

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

We incurred expenses under the Omnibus Agreement, including costs for store level personnel at our company operated sites as well as other cost reimbursements, totaling $125.2 million, $108.5 million and $91.7 million for 2024, 2023 and 2022, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statements of operations. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Omnibus Agreement totaled $5.7 million and $8.4 million at December 31, 2024 and 2023, respectively.

Common Unit Distributions and Other Equity Transactions

We distributed $30.8 million, $30.8 million and $30.7 million to the Topper Group related to its ownership of our common units during 2024, 2023 and 2022, respectively.

We distributed $10.5 million to affiliates of John B. Reilly, III, a member of our Board, related to their ownership of our common units for each of the years 2024, 2023 and 2022.

See Note 18 for information regarding the preferred membership interests held by related parties.

Maintenance and Environmental Costs

Certain maintenance and environmental remediation activities are performed by an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $3.4 million, $2.6 million and $2.0 million for 2024, 2023 and 2022, respectively. Accounts payable to this related party amounted to $0.6 million and $0.3 million at December 31, 2024 and 2023, respectively.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board. Merchandise costs amounted to $19.4 million, $20.8 million and $21.1 million for 2024, 2023 and 2022, respectively. Amounts payable to this related party amounted to $1.4 million at each of December 31, 2024 and 2023.

Vehicle Lease

In connection with the services rendered under the Omnibus Agreement, we lease certain vehicles from an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. Lease expense was $0.2 million for 2024 and 2023 and $0.1 million for 2022.

Principal Executive Offices

We lease office space from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $1.2 million, $1.0 million and $0.9 million for 2024, 2023 and 2022, respectively.

Public Relations and Website Consulting Services

We have engaged a company affiliated with John B. Reilly, III, a member of our Board, for public relations and website consulting services. The cost of these services amounted to $0.1 million for 2024, 2023 and 2022.

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

The table below presents a roll-forward of our environmental liabilities (in thousands):

	2024	2023
Balance at beginning of year	$7,448	$7,485
Provision for new environmental losses	1,240	1,161
Changes in estimates for previously incurred losses	3,479	2,028
Payments	(3,734)	(3,226)
Balance at end of year	8,433	7,448
Current portion, included within accrued expenses and other current liabilities	3,098	3,394
Long-term portion, included within other long-term liabilities	$5,335	$4,054

At December 31, 2024 and 2023, we were indemnified by third-party escrow funds, state funds or insurance totaling $6.3 million and $5.3 million, respectively, which are recorded as indemnification assets and included within other current and other noncurrent assets on the consolidated balance sheets. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

Note 16. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. The following provides total annual future minimum volume purchase requirements (in thousands of gallons):

2025	494,539
2026	486,727
2027	487,123
2028	424,998
2029	365,873
Thereafter	1,920,450
Total	4,179,710

In the event we fail to purchase the required minimum volume for a given contract period, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given period. We did not pay any significant penalties in any period presented.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels in any period presented.

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

Financial Instruments

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of December 31, 2024 and 2023 due to the short-term maturity of these instruments. The fair value of borrowings under the CAPL Credit Facility approximated its carrying value as of December 31, 2024 and 2023 due to the frequency with which interest rates are reset and the consistency of the market spread.

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

Based on an evaluation of the relevant terms and provisions within the Series A Investment Agreement, the Holdings Operating Agreement, the CAPL Credit Facility as well as an analysis of the economic characteristics and risks of the Series A Preferred Interests, management concluded that the Series A Preferred Interests are more akin to equity as opposed to debt and thus, in accordance with ASC 480, the preferred membership interests are to be presented in mezzanine equity on the consolidated balance sheet and the carrying amount will be accreted to the Exchange Price over time. We recorded accretion on the preferred membership interests of $2.6 million, $2.5 million and $1.7 million in 2024, 2023 and 2022, respectively. We paid income tax distributions of $1.3 million and $0.9 million in 2024 and 2023, respectively.

Note 19. EQUITY-BASED COMPENSATION

On October 23, 2022, the CrossAmerica Partners LP 2022 Incentive Award Plan (the "2022 Plan") became effective, replacing the prior plan which expired. The maximum number of common units that may be delivered with respect to awards under the 2022 Plan was the sum of (i) 1,400,000, (ii) the number of common units that remain available for grant under the prior plan (424,066 common units) and (iii) the number of common units that are subject to or underlie awards which expire or for any reason are cancelled, terminated, forfeited, fail to vest, or for any other reason are not paid or delivered in common units under the Prior Plan (and as permitted by the Prior Plan) following the Effective Date. Generally, the 2022 Plan provides for grants of restricted units, unit options, performance awards, phantom units, unit payment, unit appreciation rights, and other unit-based awards, with various limits and restrictions attached to these awards on a grant-by-grant basis. The 2022 Plan is administered by the Board or a committee thereof.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes our equity-based award activity:

	Employees	Directors	Employees
			Phantom
			Performance
			Awards
	Phantom Units	Phantom Units	Initial Target Value
Nonvested at December 31, 2022	85,554	15,205	$2,330
Granted	40,594	20,470	966
Forfeited	(2,779)	—	—
Vested	(19,816)	(16,181)	—
Nonvested at December 31, 2023	103,553	19,494	3,296
Granted	33,061	20,514	853
Forfeited	—	—	—
Vested	(18,317)	(19,494)	(711)
Nonvested at December 31, 2024	118,297	20,514	$3,438

Phantom Units

In July 2024, the Partnership granted 3,419 phantom units to each of six non-employee directors of the Board. Such awards will vest in July 2025, conditioned upon continuous service as non-employee directors. These awards were accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of our common units.

During the fourth quarter of 2024, the Partnership granted 33,061 phantom units to employees of the Topper Group. Of these awards, 50% vest ratably over three years through December 31, 2027 and 50% vest upon the employee’s death, disability or retirement. These awards were accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of our common units.

Performance-Based Awards

During the fourth quarter of 2024, the Partnership granted performance-based awards with an initial target value of $0.9 million. The performance-based awards vest on December 31, 2027, based on attainment of the performance goals set forth in the award agreements. The performance-based awards are weighted 50% for the increase of funds flow from operations per unit (as defined in the award agreements) and 50% for leverage (as defined in the award agreements), with a performance period from January 1, 2025 to December 31, 2027 and with a reference period ending on December 31, 2024. The payout value for both performance conditions will be interpolated on a linear basis ranging from 0% to 200%, which will then be multiplied by the initial target value to determine the value of the units to be issued. The value of the units will then be divided by the 20-day volume-weighted average closing price of our common units as of a date shortly before the conversion date to determine the actual number of units to be issued.

Overall

Since we grant awards to employees of the Topper Group who provide services to us under the Omnibus Agreement and non-employee directors of the Board, and since the grants may be settled in cash at the discretion of our Board, unvested phantom units and unvested performance-based awards receive fair value variable accounting treatment. As such, they are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. In measuring the cumulative compensation cost with regard to the performance-based awards, we also reassess the probability of the performance conditions being met each balance sheet date. The balance of the accrual was $3.4 million and $4.0 million at December 31, 2024 and 2023, respectively.

We record equity-based compensation as a component of general and administrative expenses in the consolidated statements of income. Equity-based compensation expense was $1.5 million, $3.0 million and $2.3 million for 2024, 2023 and 2022, respectively.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Components of income tax expense related to net income were as follows (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Current
U.S. federal	$2,240	$502	$1,976
U.S. state	474	451	491
Total current	2,714	953	2,467

Deferred
U.S. federal	(5,073)	946	(2,236)
U.S. state	(1,074)	626	483
Total deferred	(6,147)	1,572	(1,753)
Income tax expense (benefit)	$(3,433)	$2,525	$714

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The difference between the actual income tax provision and income taxes computed by applying the U.S. federal statutory rate to earnings (losses) before income taxes is attributable to the following (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Consolidated income from continuing operations before income taxes - all domestic	$19,020	$45,117	$64,410
Income from continuing operations before income taxes of non-taxable entities	(12,531)	(34,797)	(65,466)
Income (loss) from continuing operations before income taxes of corporate entities	6,489	10,320	(1,056)
Federal income tax expense (benefit) at statutory rate	1,363	2,167	(222)
Increase (decrease) due to:
Basis difference of acquired assets	(4,135)	—	—
State income taxes, net of federal income tax benefit	(638)	421	974
Other	(23)	(63)	(38)
Total income tax expense (benefit)	$(3,433)	$2,525	$714

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2024	2023
Deferred income tax assets:
Operating and finance lease obligations	$26,927	$29,193
Asset retirement obligations	11,114	11,045
Intangible assets	8,703	7,887
Net operating losses (a)	3,860	5,331
Other assets and liabilities	8,075	7,394
Total deferred income tax assets	58,679	60,850

Deferred income tax liabilities:
Deferred rent income	717	841
Property and equipment	40,010	46,223
Right-of-use assets	24,375	25,946
Total deferred income tax liabilities	65,102	73,010
Net deferred income tax liabilities	$6,423	$12,160
(a)
Includes a federal deferred tax asset of $2.4 million related to an $11.2 million federal net operating loss that has no expiration.

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

We did not have unrecognized tax benefits at December 31, 2024 or 2023. Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We had no material interest and penalties for 2024, 2023 and 2022.

We file income tax returns with the U.S. federal government as well as the many state jurisdictions in which we operate. The statute remains open for tax years 2021 through 2024; therefore, these years remain subject to examination by federal, state and local jurisdiction authorities.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. NET INCOME PER LIMITED PARTNER UNIT

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per common unit for the following periods (in thousands, except unit and per unit amounts):

	Years Ended December 31,
	2024	2023	2022
Numerator:
Distributions paid on common units	$79,854	$79,712	$79,625
Allocation of distributions in excess of net income	(59,962)	(39,608)	(17,655)
Limited partners’ interest in net income - basic and diluted	$19,892	$40,104	$61,970
Denominator:
Weighted average common units outstanding - basic	38,027,587	37,957,727	37,916,829
Adjustment for phantom and phantom performance units(a)	144,847	161,734	142,945
Weighted average common units outstanding - diluted	38,172,434	38,119,461	38,059,774
Net income per common unit - basic	$0.52	$1.06	$1.63
Net income per common unit - diluted	$0.52	$1.05	$1.63

Distributions paid per common unit	$2.1000	$2.1000	$2.1000
Distributions declared (with respect to each respective period) per common unit	$2.1000	$2.1000	$2.1000

(a)
For 2024, 2023 and 2022, respectively, 1,217,870, 1,203,481 and 835,551 potentially dilutive units related to the preferred membership interests were excluded from the calculation of diluted earnings per unit because including them would have been antidilutive.

Distributions

Quarterly distribution activity to common unitholders for 2024 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2023	February 2, 2024	February 9, 2024	$0.5250	$19,941
March 31, 2024	May 3, 2024	May 10, 2024	0.5250	19,964
June 30, 2024	August 2, 2024	August 9, 2024	0.5250	19,974
September 30, 2024	November 4, 2024	November 13, 2024	0.5250	19,975
December 31, 2024	February 3, 2025	February 13, 2025	0.5250	19,981

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. SEGMENT REPORTING

We conduct our business in two reportable segments: 1) the wholesale segment and 2) the retail segment.

The wholesale segment includes the wholesale distribution of motor fuel to lessee dealers and independent dealers. We have exclusive motor fuel distribution contracts with lessee dealers who lease the property from us. We also have exclusive distribution contracts with independent dealers to distribute motor fuel but do not collect rent from the independent dealers.

The retail segment includes the retail sale of motor fuel at retail sites operated by commission agents and the sale of convenience merchandise and the retail sale of motor fuel at company operated sites. A commission agent site is a retail site where we retain title to the motor fuel inventory and sell it directly to our end user customers. At commission agent retail sites, we manage motor fuel inventory pricing and retain the gross profit on motor fuel sales, less a commission to the agent who operates the retail site. Similar to our wholesale segment, we also generate revenues through leasing or subleasing real estate in our retail segment.

Unallocated items consist primarily of general and administrative expenses, depreciation, amortization and accretion expense, gains on dispositions and lease terminations, net, other income, interest expense and income tax expense. Total assets by segment are not presented as management does not currently assess performance or allocate resources based on that data.

Our chief operating decision maker ("CODM") is comprised of our Senior Leadership Team. Our CODM uses segment operating income to assess performance and allocate resources to our segments. Goals and bonus compensation for certain personnel are tied in part to segment operating income. The Senior Leadership Team considers actual-to-budget variances on a monthly basis using segment operating income when making decisions about allocating capital and personnel to our segments.

During 2024, we converted 107 sites from lessee dealer sites in the wholesale segment to company operated or commission sites in the retail segment, net, including 59 sites from the Applegreen Acquisition. During 2023, we converted 44 sites from lessee dealer sites in the wholesale segment to company operated or commission sites in the retail segment, net. See Note 3 for additional information.

As of December 31, 2024, our wholesale and retail segments operate in 33 and 27 states, respectively.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Year Ended December 31, 2024
Revenues from fuel sales to external customers	$1,809,897	$1,802,995	$—	$3,612,892
Revenues from food and merchandise sales	—	390,144	—	390,144
Rent income	57,765	13,419	—	71,184
Other revenue	4,601	19,467	—	24,068
Total revenues	1,872,263	2,226,025	—	4,098,288

Cost of goods sold - fuel	1,747,005	1,652,079	—	3,399,084
Cost of goods sold - food and merchandise	—	280,234	—	280,234
Cost of goods sold - Rent expense	16,643	4,008	—	20,651
Gross profit	108,615	289,704	—	398,319

Store labor	—	88,500	—	88,500
Maintenance and environmental costs	7,333	29,006	—	36,339
Other items (a)	24,421	78,726	99,773	202,920
Operating income (loss)	$76,861	$93,472	$(99,773)	$70,560

Year Ended December 31, 2023
Revenues from fuel sales to external customers	$2,215,110	$1,751,846	$—	$3,966,956
Revenues from food and merchandise sales	—	315,957	—	315,957
Rent income	69,693	12,638	—	82,331
Other revenue	5,248	15,771	—	21,019
Total revenues	2,290,051	2,096,212	—	4,386,263

Cost of goods sold - fuel	2,142,430	1,613,117	—	3,755,547
Cost of goods sold - food and merchandise	—	226,110	—	226,110
Cost of goods sold - Rent expense	18,820	3,518	—	22,338
Gross profit	128,801	253,467	—	382,268

Store labor	—	71,101	—	71,101
Maintenance and environmental costs	9,459	20,976	—	30,435
Other items (a)	28,529	64,681	99,452	192,662
Operating income (loss)	$90,813	$96,709	$(99,452)	$88,070

Year Ended December 31, 2022
Revenues from fuel sales to external customers	$2,612,258	$1,971,806	$—	$4,584,064
Revenues from food and merchandise sales	—	280,191	—	280,191
Rent income	71,322	12,784	—	84,106
Other revenue	6,509	12,554	—	19,063
Total revenues	2,690,089	2,277,335	—	4,967,424

Cost of goods sold - fuel	2,538,880	1,825,260	—	4,364,140
Cost of goods sold - food and merchandise	—	204,056	—	204,056
Cost of goods sold - Rent expense	20,470	2,987	—	23,457
Gross profit	130,739	245,032	—	375,771

Store labor	—	59,236	—	59,236
Maintenance and environmental costs	9,502	18,173	—	27,675
Other items (a)	27,570	60,227	105,057	192,854
Operating income (loss)	$93,667	$107,396	$(105,057)	$96,006

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) For the Wholesale and Retail segments, other segment items includes real estate taxes, utilities, management fees, insurance and other operating expenses. For the Retail segment, other segment items also includes rent expense, store supplies and shrink. Other segment items that are not allocated to a segment include general and administrative expenses, depreciation, amortization and accretion expense and gains on dispositions and lease terminations, net.

A reconciliation from operating income to income before income taxes follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Operating income	$70,560	$88,070	$96,006
Other income, net	780	790	504
Interest expense	(52,320)	(43,743)	(32,100)
Income before income taxes	$19,020	$45,117	$64,410

Receivables relating to the revenue streams above are as follows (in thousands):

	December 31,
	2024	2023
Receivables from fuel and merchandise sales	$30,115	$28,467
Receivables for rent and other lease-related charges	2,122	3,155
Total accounts receivable	$32,237	$31,622

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

The balance of unamortized costs incurred to obtain certain contracts with customers was $8.9 million and $10.0 million at December 31, 2024 and 2023, respectively. Amortization of such costs is recorded against operating revenues and amounted to $2.0 million, $1.9 million and $1.7 million for 2024, 2023 and 2022, respectively

Receivables from rent and other lease-related charges are generally collected at the beginning of the month.

Note 23. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
(Increase) decrease:
Accounts receivable	$(640)	$124	$840
Accounts receivable from related parties	(197)	306	406
Inventories	(2,674)	(5,037)	(873)
Other current assets	2,725	(3,193)	3,471
Other assets	1,057	(580)	(137)
Increase (decrease):
Accounts payable	1,241	(8,589)	9,271
Accounts payable to related parties	(2,968)	2,157	(38)
Accrued expenses and other current liabilities	(134)	(805)	1,012
Motor fuel and taxes payable	(1,630)	(427)	(1,772)
Other long-term liabilities	77	10,184	2,398
Changes in operating assets and liabilities, net of acquisitions	$(3,143)	$(5,860)	$14,578

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions and other non-cash activity.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental disclosure of cash flow information (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Cash paid for interest	$49,895	$40,051	$29,030
Cash paid (refunded) for income taxes, net	10	2,853	(3,171)

Supplemental schedule of non-cash investing and financing activities (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Accrued capital expenditures	$5,066	$1,803	$2,320
Lease liabilities arising from obtaining right-of-use assets	17,744	12,697	23,997
Accretion of preferred membership interests	2,561	2,488	1,726
Assets acquired with proceeds from Section 1031 exchanges	1,220	3,812	—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

(c)
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On December 13, 2024 and December 14, 2024, respectively, Joseph V. Topper, Jr., Chairman of the Board, and John B. Reilly, III, Vice Chairman of the Board, adopted Rule 10b5-1 plans. Both plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and allow for the purchase of our common units through December 31, 2025. Mr. Topper's plan allows for the purchase of up to 475,000 common units and Mr. Reilly's plan allows for the purchase of up to 50,000 common units.

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

Directors and Executive Officers of the General Partner

Current Directors and Executive Officers	Age (1)	Position with our General Partner
Joseph V. Topper, Jr.	69	Chairman of the Board
John B. Reilly, III	63	Vice Chairman of the Board
Justin A. Gannon	75	Director
Thomas E. Kelso	72	Director
Mickey Kim	66	Director
Keenan D. Lynch	36	Director, General Counsel and Chief Administrative Officer
Charles M. Nifong, Jr.	51	Director, President and Chief Executive Officer
Maura Topper	38	Director, Chief Financial Officer
Kenneth G. Valosky	64	Director
David F. Hrinak	68	Executive Vice President
Robert Brecker	57	Executive Vice President of Operations of the Partnership's Subsidiaries
Stephen Lattig (2)	52	Senior Vice President of Retail of the Partnership's Subsidiaries
(1)
As of December 31, 2024.
(2)
Mr. Lattig was designated an executive officer of the Partnership's subsidiaries on April 20, 2023.

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

Joseph V. Topper, Jr. has served as a director on the Board since October 2012 and was elected Chairman of the Board effective November 19, 2019. Mr. Topper is the Chief Executive Officer of Dunne Manning Holdings LLC (“Dunne Manning”), a diversified portfolio of companies operating in the real estate and investing industries, affiliated with the Topper Group. Mr. Topper served as President and Chief Executive Officer of the General Partner from October 2012 to March 2015. Mr. Topper resigned as President effective March 2015 and his term as Chief Executive Officer ended in September 2015. Mr. Topper also served as Chairman of the Board from October 28, 2012 through September 30, 2014. Mr. Topper has over 30 years of management experience in the wholesale and retail fuel distribution business. In 1987, Mr. Topper purchased his family’s retail fuel business and five years later founded Dunne Manning Inc. (formerly known as Lehigh Gas Corporation), where he has served as the Chief Executive Officer since 1992. He served on the board of directors of CST Brands Inc. from October 2014 until December 2016. He is the past President/Chairman of the board of directors for Villanova University, Lehigh Valley PBS and the Lehigh Valley PBS Foundation. He also served as a board member for the Good Shepherd Rehabilitation Hospital in Allentown. Mr. Topper holds a Masters’ degree of Business Administration from Lehigh University and a bachelor’s degree in Accounting from Villanova University. Mr. Topper also previously held the designation of a Certified Public Accountant.

John B. Reilly, III has served as a director on the Board since October 2012 and was elected Vice Chairman of the Board effective November 19, 2019. He was a member of the Partnership’s audit and conflicts committee from October 2014 through November 2019. Mr. Reilly has served as the President of City Center Investment Corp since May 2011. Prior to then, he was President of Landmark Communities and Managing Partner of Traditions of America since 1998. Mr. Reilly has thirty years of experience in commercial and residential real estate development and planning, finance management and law. Mr. Reilly serves as a trustee of Lafayette College and also served as the chairman of the board of trustees for the Lehigh Valley Health Network. He holds a Juris Doctor degree from Fordham University Law School and a bachelor’s degree in economics from Lafayette College. He is a Certified Public Accountant and a member of the Pennsylvania Bar Association.

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

Thomas E. Kelso has served as a director on the Board and a member of the audit and conflicts committee since February 24, 2023. He co-founded and operated Ocean Petroleum Co., Inc., a petroleum distributorship and then joined Matrix Capital Markets Group, Inc. in 1997 and created the firm’s Downstream Energy and Convenience Retail Investment Banking Group. He served as Group Head until he became President of the firm in 2017. In addition, Mr. Kelso served as Head of Matrix’s Corporate Recovery and Special Situations Groups. Prior to that, Mr. Kelso managed scores of petroleum distribution and convenience store transactions and has been a frequent speaker at various industry trade group meetings discussing topics related to capital formation and mergers and acquisitions. Mr. Kelso retired from Matrix at the end of 2022. He continues to hold Series 79, 63 and 24 FINRA securities licenses. He currently serves as Chairman of the Kelso Bishop Family Foundation. He also serves as Chairman of An America United, Inc. and Change Maryland, Inc. and as President of the Hogan Foundation, Inc. Previously, Mr. Kelso was Chairman of the Maryland Stadium Authority, Chairman of the 2018 Hogan Rutherford Re-election Campaign, Chairman of both of Governor Hogan’s inaugural committees (2014 and 2018), Chairman of Hogan for Maryland (2024), Vice Chairman of the Foundation for the Preservation of Government House Maryland, Chairman of the Maryland Public Policy Institute and Director and Chairman of the John Carroll School. Mr. Kelso attended the University of Baltimore and The Johns Hopkins University where he majored in accounting. While enrolled in John Hopkins, he served as Business Manager of the Evening College and Summer Session.

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

Maura Topper has served as a director on the Board since November 19, 2019 and was appointed Chief Financial Officer effective August 11, 2021. She also serves as the President of Dunne Manning Holdings LLC (“Dunne Manning”), a diversified portfolio of companies operating in the real estate and investing industries. Prior to joining Dunne Manning in 2014, Ms. Topper graduated from the Masters of Business Administration program at Columbia Business School. Prior to that, she served as a Marketing Account Executive at MSG Promotions, Inc. and a senior accountant in the audit practice of Deloitte & Touche LLP in New York. Ms. Topper graduated from Villanova University in 2008 with a Bachelor of Science degree in Accounting and a Bachelor of Science in Business (Finance). From 2012 to 2014, she served as a director on the Board.

Kenneth G. Valosky has served as a director on the Board and a member of its audit committee and conflicts committee since November 19, 2019. He was Assistant to the President of Villanova University from 2021 to 2022. He joined Villanova University in 2000 as the Chief Financial Officer and served as its Vice President for Finance, Acting Senior Vice President for Administration and Vice President for Administration and Finance and Executive Vice President from 2014 to 2021. He previously held several senior financial positions at Thomas Jefferson University prior to joining Villanova University in 2000. These positions included Director of Internal Audit and Controller. He began his career as a public accountant with Touche Ross & Co. (a predecessor to Deloitte). Mr. Valosky also served as a trustee and chair of the Stewardship Committee of the Mercy Health System of Southeastern Pennsylvania, trustee and chair of the Finance Committee of Merion Mercy Academy and as a member of the Auditing and Accounting Committee of the Archdiocese of Philadelphia. He received a B.S. in Accountancy, cum laude, from Villanova University and an M.S. in Organizational Dynamics from the University of Pennsylvania. He is a Certified Public Accountant, inactive status in the Commonwealth of Pennsylvania.

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

Stephen J. Lattig was appointed Senior Vice President of Retail effective March 6, 2023. Prior to assuming his current role, Mr. Lattig was President and CEO of Transit Energy Group, a convenience store and wholesale consolidator in the Southeast. Mr. Lattig has held various leadership positions throughout his 30-year career, including Regional Vice President of Circle K Stores Inc. where he oversaw operations of 420 company-operated stores. Prior to Circle K, he was Vice President, Integration and Development of CST Brands Inc., Vice President of Wholesale East of CrossAmerica Partners LP, and CFO of Dunne Manning Inc. from April 2013 to July 2014. Mr. Lattig also held several roles within Lehigh Gas Corporation, including Vice President of Operations and Real Estate, Director of Operations, Area Manager of New York, New Jersey and Massachusetts, and Territory Manager of New Jersey. He earned a Bachelor of Science degree in Criminal Justice from DeSales University and received his Executive M.B.A. from Villanova University.

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

Code of Ethics and Business Conduct

The Board has adopted a Code of Ethics and Business Conduct that applies to directors of the General Partner and our executive officers. Our General Partner also expects all employees of the Topper Group providing services to or for the benefit of the Partnership and its operating subsidiaries to adhere to the Code of Ethics and Business Conduct. The Code of Ethics and Business Conduct can be found on CrossAmerica Partners’ website at www.crossamericapartners.com under the “Corporate Governance” tab in the “Investors” section. Any amendment to, or waiver from, a provision of the Code of Ethics and Business Conduct for our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions will be promptly disclosed under the “Corporate Governance” tab at www.crossmericapartners.com. The Board has also adopted Corporate Governance Guidelines that outline important policies and practices regarding our governance, which can also be found in its entirety on CrossAmerica Partners’ website at www.crossamericapartners.com under the “Corporate Governance” tab in the “Investors” section. Requests for print copies of the Code of Ethics and Business Conduct and/or the Corporate Governance Guidelines may be directed to Investor Relations at info@crossamericapartners.com or to Investor Relations, CrossAmerica Partners LP, 645 Hamilton Street, Suite 400, Allentown, PA 18101 or made by telephone at (610) 625-8000. The information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and other dispositions of our securities by our directors, officers, employees and other individuals associated with us that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to us. It is also our policy to comply with applicable securities laws when engaging in transactions in our own securities. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

We do not directly employ or compensate any of our executive officers, including our named executive officers who were serving as our executive officers at the end of the fiscal year ended December 31, 2024 (“NEOs”), or other employees who provide services necessary for managing our business. Under our Partnership Agreement, the General Partner manages our operations and activities on our behalf. Our General Partner also does not directly employ any of its executive officers or other employees. For our fiscal year ending December 31, 2024, our executive officers, including our NEOs, as more fully described below, were employed and compensated by an affiliate of the Topper Group.

For 2024, the provision of management services by, and payment to, the Topper Group was governed by the Omnibus Agreement.

Named Executive Officers

For 2024, our NEOs were:

•
Charles M. Nifong, Jr. – Mr. Nifong has served as our Chief Executive Officer and President since November 19, 2019.
•
Maura Topper – Ms. Topper has served as our Chief Financial Officer since August 11, 2021. During 2024, 90% of Ms. Topper’s time was allocated to the Partnership.
•
Keenan D. Lynch – Mr. Lynch has served as our General Counsel since February 24, 2020 and Chief Administrative Officer since January 20, 2022. He previously served as Corporate Secretary from November 19, 2019 through January 19, 2022. During 2024, 85% of Mr. Lynch’s time was allocated to the Partnership.
•
Robert Brecker – Mr. Brecker has served as our Executive Vice President of Operations of the Partnership's Subsidiaries since January 20, 2022, and was designated an executive officer of the Partnership's subsidiaries on April 20, 2023. During 2024, 95% of Mr. Brecker's time was allocated to the Partnership.
•
Stephen J. Lattig – Mr. Lattig has served as our Senior Vice President of Retail of the Partnership’s Subsidiaries since March 6, 2023, and was designated an executive officer of the Partnership’s subsidiaries on April 20, 2023.

The Partnership does not determine the compensation for its NEOs. For 2024, the compensation philosophy and practices of the Topper Group were used to determine the total compensation of the NEOs and all compensation decisions were in the sole discretion of the Topper Group.

The compensation philosophies and practices of the Topper Group during 2024 are described below in this Compensation Discussion and Analysis, and the compensation actually awarded by the Topper Group to the NEOs for their services to the Partnership during 2024 is set out in the accompanying Summary Compensation Table and related compensation tables that follow this Compensation Discussion and Analysis.

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

Elements of Executive Compensation

The three main components of the remuneration of the Topper Group’s executive compensation program are base salary, short-term incentive compensation and long-term incentive compensation, as shown in the table below.

Element	Description	Objectives
Base salary	Annual base salary is based on the functional responsibilities and competencies of the executives	Attract, retain and motivate executives
Short-Term Incentive Compensation 2024 Performance Based Bonus Compensation Policy	Performance based target bonus compensation policy ranging from 50% to 100% of base salary, which payment is determined by financial and operational objectives

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

Performance payouts also vary depending on the achievement of special measurable objectives that are key to the financial success of the company

Align long-term interests of executives with those of the Partnership and its unitholders

Base Salary

The human resources department of the Topper Group approved the following annualized base salaries for the 2024 fiscal year:

Name	2024 Annual Base Salary ($) (1)
Charles M. Nifong, Jr.	500,000
Maura Topper	325,000
Keenan D. Lynch	325,000
Robert Brecker	325,000
Stephen J. Lattig	325,000

(1)
The amount shown represents annualized base salary, not the portion allocated to the Partnership.

The Summary Compensation Table reflects the portion of the annualized base salary allocated to the Partnership.

Short-Term Incentive Compensation

Performance-Based Bonus Compensation Policy

The 2024 Performance-Based Bonus Compensation Policy (the “2024 Bonus Plan”) is one of the key components of the “at-risk” compensation. The 2024 Bonus Plan is utilized to reward short-term performance achievements and to motivate and reward executives for their contributions toward meeting financial and strategic goals.

For the NEOs, the Topper Group determined to include, as part of their compensation, the 2024 Bonus Plan for the fiscal year ending on December 31, 2024. As approved by the Board on February 22, 2024, the 2024 Bonus Plan included financial and operational objectives, each with a specified percentage weighting. For Mr. Nifong, the 2024 Bonus Plan is based on the achievement of 100% of the partnership goals including (i) being financially efficient operators (65%) and (ii) maximizing the operational excellence in wholesale and retail operations to support the long-term health and viability of the partnership’s business (35%). For Ms. Topper, Messrs. Lynch, Brecker and Lattig, the 2024 Bonus Plan is based on the achievement of 70% of the partnership goals noted above and 30% departmental goals.

Under the 2024 Bonus Plan, Mr. Nifong’s target bonus is 100% of base salary with a payout range of 0% to 125% of base salary. Ms. Topper, Messrs. Lynch, Brecker and Lattig’s target bonus is 50% of base salary with a payout range of 0% to 117.5% of their target bonus.

The purpose of the 2024 Bonus Plan is to motivate executives to achieve objectives with a higher degree of difficulty and thereby achieve or exceed the business plan of the Partnership.

Under the 2024 Bonus Plan, the attainment of performance metrics and the achievement factor were determined once the measurement period ended on December 31, 2024.

Based on the metrics, weightings assigned, and results achieved, the payout under the 2024 Bonus Plan for executive officers ranges from 45% to 58% of the target bonus amount. For non-senior management personnel, the bonus plan included departmental goals for each department that were weighted to arrive at a target bonus amount. Overall, the plan paid at a level of approximately 45% of target bonus, with certain personnel at either higher or lower amounts based on their individual and department level performance.

Name	2024 Annual Base Salary ($)(1)	Target Bonus Plan as a % of Base Salary	Bonus Plan Target at 100% ($)	2024 Actual Bonus Plan as a % of Bonus Plan Target	2024 Bonus Plan Payment Approved ($) (2) (3)
Charles M. Nifong, Jr.	500,000	100%	500,000	45%	223,500
Maura Topper	325,000	50%	162,500	58%	93,503
Keenan D. Lynch	325,000	50%	162,500	55%	89,846
Robert Brecker	325,000	50%	162,500	48%	78,573
Stephen J. Lattig	325,000	50%	162,500	45%	73,625

(1)
The amounts shown represent annualized base salary, not the portion allocated to the Partnership.
(2)
The amounts shown will be paid in 2025.
(3)
The amounts will be paid as follows: the first $25,000 in cash and the remainder of the bonus will be paid 50% in cash and 50% in fully vested common units. The number of common units will be determined on a 20-day volume weighted average price through February 21, 2025 with a payment date on or before March 7, 2025.

Long-Term Incentive Compensation

2024 Grants of Equity Awards

Under the CrossAmerica Partners LP 2022 Incentive Award Plan, in 2024, an aggregate of 30,764 equity awards were granted to Messrs. Nifong, Lynch, Brecker and Lattig, and Ms. Topper in the form of Time-Based Phantom Units (“TBUAs”) with the associated Distribution Equivalent Rights (“DERs”). Of the total number of TBUAs granted, 50% will vest one-third on each December 31 over three years until December 31, 2027 if the executive remains employed over the vesting term, and 50% will vest upon death, disability or retirement, as long as such retirement is not adverse to the interests of the Partnership, as determined by the Board in its sole discretion.

In addition, Performance Based Phantom Unit Awards (“PBUAs”) were granted to Messrs. Nifong, Lynch, Brecker and Lattig, and Ms. Topper with an "Initial Target Dollar Amount" of $375,000, $121,875, $81,250, $81,250 and $146,250, respectively, and will be calculated in dollar amounts and then converted into common units, or cash, or both, at the discretion of the Board, based on attainment of the Performance Goals as described below. The PBUAs vest on December 31, 2027. Subject to certain discretionary adjustments as determined by the Board, the PBUAs are weighted 50% for Increase of Funds Flow from Operations per Unit and 50% for Partnership Leverage, with performance measured for the period from January 1, 2025 to December 31, 2027 (the “Measurement Period”) and the reference period ending on December 31, 2024. The Board has the sole and complete discretion over the administration of the PBUAs under the CrossAmerica Partners LP 2022 Incentive Award Plan.

Increase in Funds Flow from Operations per Unit

The target value with respect to Increase in Funds Flow from Operations per Unit is determined as follows. First, the average Funds Flow from Operations per Unit will be calculated for the Measurement Period. Next, that number will be divided by the Funds Flow from Operations per Unit for the three-year period ending on December 31, 2024 as the reference period. The payout percentage for Increase in Funds Flow from Operations per Unit will range from 0-200% of 50% of the Initial Target Dollar Amount.

“Funds Flow from Operations per Unit” is defined as distributable cash flow per Unit, excluding maintenance capital expenditures or any other such capital expenditures typically included in calculating distributable cash flow.

Partnership Leverage

The target value associated with Partnership Leverage is determined as follows. First, Partnership Leverage will be calculated for each of the respective twelve-month periods ending on December 31, 2025, 2026 and 2027. Next, “Average Partnership Leverage” will be calculated as the sum of three times the Leverage for the year ending December 31, 2027, plus two times the Leverage for the year ending December 31, 2026, plus the Leverage for the year ending December 31, 2025, divided by six (i.e., Average Partnership Leverage will be a weighted average with greater emphasis given to the latter years in the Measurement Period). The payout percentage for Partnership Leverage will range from 0-200% of 50% of the Initial Dollar Target Amount.

“Partnership Leverage” is defined as the ratio of the Partnership’s total debt as of a specified date (as determined in accordance with the Partnership’s GAAP financial statements) divided by EBITDA (as defined in the CAPL Credit Facility) for the twelve-month period prior to such specified date. In case of acquisitions, EBITDA will be calculated on a pro forma basis for such acquisitions, providing that the debt incurred for such acquisitions is reflected in the total debt amount.

Distributable cash flow per Unit and EBITDA are calculated consistent with the Partnership’s financial information filed with the Securities and Exchange Commission.

2021 PBUAs Results

In October 2021, we granted the 2021 PBUAs to Messrs. Nifong, Lynch and Brecker and Ms. Topper. The targets for the 2021 PBUA award included performance goals weighted 65% for Increase of Funds Flow from Operations per Unit and 35% for Partnership Leverage, with a performance period from January 1, 2022 to December 31, 2024 (“2021 Measurement Period”), subject to certain discretionary adjustments as determined by the Board. The Board calculated the Funds Flow from Operations per Unit to account for certain extraordinary periods of fuel margin during the 2021 Measurement Period as well as the issuance of the Preferred Membership Interests in 2022, and calculated the Partnership Leverage to account for cash holdings and certain gains on the sale of assets. The performance was calculated consistent with the Partnership’s financial information filed with the Securities and Exchange Commission and as adjusted in accordance with the preceding sentence. After careful consideration by the Board, a payout factor of 119% of the target dollar amount for the 2021 PBUAs was determined, based on the achievement of results against the pre-established target levels and application of the adjustments as described above. The table below shows the target dollar amount granted in 2021, the dollar payout earned and the actual number of units delivered.

Named Executive Officer	Target Dollar Amount ($)	Payout %	Payout Dollar Amount ($)	Number of Units (1)
Charles M. Nifong, Jr.	375,000	119%	447,664	19,674
Maura Topper	135,000	119%	161,159	7,083
Keenan D. Lynch	101,040	119%	120,619	5,301
Robert Brecker	52,416	119%	62,573	2,750
Stephen J. Lattig	—	0%	—	—

(1) The number of units is equal to the payout dollar amount of the 2021 PBUA divided by the 20-day volume weighted average price through February 21, 2025 with a payment date on or before March 7, 2025.

Other Benefits

All NEOs were eligible after completing one year of service to participate in the Dunne Manning 401(k) plan, a qualified safe harbor plan with 100% match of employee contributions up to 4% of the executive’s base salary. All NEOs were eligible to receive voluntary benefit programs, including medical, dental and vision. All NEOs were eligible for life and disability insurance upon hire.

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

Equity Award Grant Practices

We grant annual equity awards at approximately the same time every year (generally in the fourth quarter of every calendar year). We do not grant stock options or stock appreciation rights and only grant TBUAs and PBUAs. We do not have any program, plan or practice to time annual or ad hoc grants of equity-based awards in coordination with the release of material non-public information or otherwise.

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

Summary Compensation Table

The following table sets forth certain information with respect to compensation of our NEOs. Except for the management fee we paid to the Topper Group under the Omnibus Agreement, we did not pay or reimburse any cash compensation amounts to or for our NEOs in 2024. The amounts shown for Messrs. Lynch, Brecker and Lattig and Ms. Topper represent only that portion allocable to the Partnership.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)(2)	Options Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($) (6)
Charles M. Nifong, Jr.,	2024	500,000	—	249,992	—	223,500	96,652	1,070,144
President and Chief Executive Officer	2023	500,000	—	249,997	—	371,256	93,132	1,214,385
	2022	500,000	—	250,005	—	375,000	75,485	1,200,490
Maura Topper,	2024	292,500	—	97,503	—	93,503	36,736	520,242
Chief Financial Officer	2023	292,500	—	97,509	—	145,000	31,880	566,889
	2022	270,000	—	81,000	—	132,000	24,055	507,055
Keenan D. Lynch,	2024	264,808	—	121,884	—	89,846	34,736	511,274
General Counsel and Chief	2023	255,000	—	112,497	—	130,000	39,938	537,435
Administrative Officer	2022	229,025	—	85,981	—	115,000	36,359	466,365
Robert Brecker, Executive Vice	2024	308,750	—	81,256	—	78,573	35,245	503,824
President of Operations	2023	308,750	—	81,250	—	146,000	32,308	568,308
Stephen J. Lattig, Senior Vice President of Retail	2024	325,000	—	81,256	—	73,625	29,242	509,123
(1)
The amounts shown represent the grant date fair value of awards for each of the years shown computed in accordance with ASC 718–Compensation-Stock Compensation. See Note 19 to the financial statements for a discussion of all assumptions made in the calculation of this amount. The grant date fair value for the Performance Based Awards was $0 because the performance period commenced on January 1, 2025. The maximum amount payable pursuant to the Performance Based Awards is $750,000 for Mr. Nifong, $292,500 for Ms. Topper, $243,750 for Mr. Lynch and $162,500 for Messrs. Brecker and Lattig.
(2)
See the Grants of Plan-Based Awards table for more information regarding TBUAs and the PBUAs granted in 2024.
(3)
There were no stock options granted to NEOs in 2022, 2023 or 2024.
(4)
The amounts represent the earned portion of the bonus pursuant to the applicable Bonus Plan.

(5)
The amounts listed as “All Other Compensation” for 2024 are composed of these items:

All Other Compensation	Nifong	Topper	Lynch	Brecker	Lattig
Company Match to Defined Contribution Plan	$13,800	$12,420	$—	$13,110	$13,800
Cell phone taxable compensation	—	—	—	513	540
Premiums for group-term life insurance	257	231	218	244	257
Distribution Equivalent Rights	82,595	24,085	34,518	21,378	14,645
Total All Other Compensation	$96,652	$36,736	$34,736	$35,245	$29,242

(6)
Represents amounts allocated to the Partnership under the Omnibus Agreement.

Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards to our NEOs during 2024. All equity awards shown were in the form of TBUAs or PBUAs. For Messrs. Lynch, Brecker and Lattig and Ms. Topper, full dollar values are provided and not those allocable to the Partnership as shown in the Summary Compensation Table above.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (3)	Grant Date Fair Value of Stock and Option Awards (4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	(#)	($)
Charles M. Nifong, Jr.
CAPL 2024 Bonus Plan		—	500,000
CAPL LTI Plan	12/10/2024				—	375,000	750,000	12,171	249,992
Maura Topper
CAPL 2024 Bonus Plan		—	162,500
CAPL LTI Plan	12/10/2024				—	146,250	292,500	4,747	97,503
Keenan D. Lynch
CAPL 2024 Bonus Plan		—	162,500
CAPL LTI Plan	12/10/2024				—	121,875	243,750	5,934	121,884
Robert Brecker
CAPL 2024 Bonus Plan		—	162,500
CAPL LTI Plan	12/10/2024				—	81,250	162,500	3,956	81,256
Stephen J. Lattig
CAPL 2024 Bonus Plan		—	162,500
CAPL LTI Plan	12/10/2024				—	81,250	162,500	3,956	81,256

(1)
The amounts will be paid as follows: the first $25,000 in cash and the remainder of the bonus will be paid 50% in cash and 50% in fully vested common units.

(2)
Represents an award of PBUAs under the long-term incentive plan. The PBUAs are granted and calculated in dollar amounts and then will convert into common units or cash, or both, at the discretion of the Board, based on attainment of the performance goals. Therefore, the columns in this table represent the dollar amounts and not the number of units. The PBUAs vest on December 31, 2027. The PBUAs are weighted 50% for Increase of Funds Flow from Operations per Unit and 50% for Partnership Leverage, with a performance period from January 1, 2025 to December 31, 2027 and the reference period ending on December 31, 2024.
(3)
Represents an award of TBUAs under the long-term incentive plan. Of this award, 50% will vest a third each on December 31, 2025, 2026 and 2027. The remaining 50% will vest upon death, disability or retirement with board approval.
(4)
The amounts shown represent the grant date fair value of the TBUAs computed in accordance with ASC 718– Compensation-Stock Compensation. See Note 19 to the financial statements for a discussion of all assumptions made in the calculation of this amount. The grant date fair value for the PBUAs was $0 because the performance period commenced on January 1, 2025.

Outstanding Equity Awards at Year End

The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2024. For Messrs. Lynch, Brecker and Lattig and Ms. Topper, full dollar values are provided and not those allocable to the Partnership.

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Charles M. Nifong, Jr.
CAPL 2024 Award (2) (6)	12,171	267,762		$375,000
CAPL 2023 Award (3) (7)	9,841	216,502		375,000
CAPL 2022 Award (4) (8)	8,735	192,170		375,000
CAPL 2021 Award (5)	6,109	134,398		—
CAPL 2020 Award (5)	8,458	186,076		—
Maura Topper
CAPL 2024 Award (2) (6)	4,747	104,434		146,250
CAPL 2023 Award (3) (7)	3,838	84,436		146,250
CAPL 2022 Award (4) (8)	3,144	69,168		135,000
CAPL 2021 Award (5)	2,199	48,378		—
CAPL 2020 Award (5)	—	—		—
Keenan D. Lynch
CAPL 2024 Award (2) (6)	5,934	130,548		121,875
CAPL 2023 Award (3) (7)	4,428	97,416		112,500
CAPL 2022 Award (4) (8)	3,530	77,660		101,040
CAPL 2021 Award (5)	2,469	54,318		—
CAPL 2020 Award (5)	3,418	75,196		—
Robert Brecker
CAPL 2024 Award (2) (6)	3,956	87,032		81,250
CAPL 2023 Award (3) (7)	3,198	70,356		81,250
CAPL 2022 Award (4) (8)	2,289	50,358		65,520
CAPL 2021 Award (5)	1,281	28,182		—
CAPL 2020 Award (5)	1,773	39,006		—
Stephen J. Lattig
CAPL 2024 Award (2) (6)	3,956	87,032		81,250
CAPL 2023 Award (3) (7)	3,198	70,356		81,250
Sign-On Award (4) (8) (9)	2,509	55,198		81,250

(1)
The amounts below include TBUAs and PBUAs.
(2)
Fifty percent of the TBUAs will vest a third each on December 31, 2025, 2026 and 2027. The remaining 50% will vest upon death, disability, or retirement with board approval. The market value is based on the December 31, 2024, closing unit price of our common units.
(3)
Represents the unvested portion of the fifty percent of the TBUAs that will vest a third each on December 31, 2025 and 2026. The remaining 50% will vest upon death, disability, or retirement with board approval. The first third vested on December 31, 2024. The market value is based on the December 31, 2024, closing unit price of our common units.
(4)
Represents the unvested portion of the fifty percent of the TBUAs that will vest the final third on December 31, 2025. The first third vested on December 31, 2023 and the second third vested on December 31, 2024. The remaining 50% will vest upon death, disability or retirement with board approval. The market value is based on the December 31, 2024, closing unit price of our common units.

(5)
Represents the unvested portion of the fifty percent of the TBUAs that will vest upon death, disability or retirement with board approval. The market value is based on the December 31, 2024, closing unit price of our common units.
(6)
Represents the target dollar amount of the PBUAs that will convert into common units or cash, or both, at the discretion of the Board, based on attainment of the Performance Goals. The PBUAs vest on December 31, 2027. The PBUAs are weighted 50% for Increase of Funds Flow from Operations per Unit and 50% for Partnership Leverage, with a performance period from January 1, 2025, to December 31, 2027, and the reference period ending on December 31, 2024.
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
(8)
Represents the target dollar amount of the PBUAs that will convert into common units or cash, or both, at the discretion of the Board, based on attainment of the Performance Goals. The PBUAs vest on December 31, 2025. The PBUAs are weighted 65% for Increase of Funds Flow from Operations per Unit and 35% for Partnership Leverage, with a performance period from January 1, 2023, to December 31, 2025, and the reference period ending on December 31, 2022
(9)
Granted on March 6, 2023 as a sign-on bonus award.

Option Exercises and Equity Vested

The following table sets forth information regarding vesting during 2024 of equity awards held by our NEOs in respect of Partnership service. For Messrs. Lynch, Brecker and Lattig and Ms. Topper, full dollar values are provided and not those allocable to the Partnership.

	Stock Awards
Name	Number of Shares or Units of Stock Acquired on Vesting (#)		Value Realized on Vesting ($)
Charles M. Nifong, Jr.	7,630	(1)	169,462
	6,188	(2)	133,970
	19,674	(3)	447,664
Maura Topper	2,644	(1)	58,723
	2,288	(2)	49,535
	7,083	(3)	161,159
Keenan D. Lynch	2,314	(1)	51,394
	2,592	(2)	56,117
	5,301	(3)	120,619
Robert Brecker	2,666	(1)	59,212
	1,639	(2)	35,484
	2,750	(3)	62,573
Stephen J. Lattig	2,093	(1)	46,486
	1,267	(4)	27,431
(1)
Represents the portion of the bonus under the 2023 Performance Based Bonus Compensation Policy paid in fully vested common units in 2024.
(2)
Represents one third each of the TBUA phantom unit awards granted by the Partnership on October 23, 2023, October 25, 2022, and October 25, 2021, that vested on December 31, 2024 for Messrs. Nifong, Lynch and Brecker and Ms. Topper.
(3)
Represents the number of common units to be issued on or before February 25, 2025, based on the 20-day volume weighted average price through February 21, 2025, in respect of the PBUA awards granted by the Partnership on October 25, 2021 that vested on December 31, 2024.
(4)
Represents one third of the TBUA phantom unit awards granted by the Partnership on October 23, 2023, and one third of the TBUA phantom unit awards granted by the Partnership on March 6, 2023, which represents a sign-on bonus award.

Potential Payments upon Termination or Change in Control

Our executive officers may be entitled to certain payments upon termination of their employment under certain circumstances, in each case, as more fully described below. Any such payments that are to be made in cash will be subject to reimbursement under the Omnibus Agreement.

Lehigh Gas Partners LP 2012 Incentive Award Plan

Under the Lehigh Gas Partners LP 2012 Incentive Award Plan and the award agreements, in the event an NEO’s employment is terminated for any reason, all outstanding TBUAs and PBUAs will be forfeited without payment, except that upon an NEO’s death, disability or retirement with Board approval, the TBUAs will vest in full, and the PBUAs will be determined in accordance with its terms, subject to adjustments as the Board may make in its reasonable discretion. Upon a change in control of the Partnership, the Board in its sole discretion may determine the treatment. If, upon death, disability or retirement with Board approval of any of Messrs. Nifong, Lynch and Brecker and Ms. Topper as of December 31, 2024, their TBUAs will vest in full in the amounts of $320,474, $129,514, $67,188 and $48,378, respectively. As Mr. Lattig was hired in 2023, he did not receive any awards under the Lehigh Gas Partners LP 2012 Incentive Award Plan.

CrossAmerica Partners LP 2022 Incentive Award Plan

Under the CrossAmerica Partners LP 2022 Incentive Award Plan and the award agreements, in the event an NEO’s employment is terminated for any reason, all outstanding TBUAs and PBUAs will be forfeited without payment, except that upon an NEO’s death, disability or retirement with Board approval, the TBUAs will vest in full, and the PBUAs will be determined in accordance with its terms, subject to adjustments as the Board may make in its reasonable discretion. Upon a change in control of the Partnership, the Board in its sole discretion may determine the treatment. If, upon death, disability or retirement with Board approval of any of Messrs. Nifong, Lynch, Brecker and Lattig and Ms. Topper as of December 31, 2024, their TBUAs will vest in full in the amounts of $676,434, $305,624, $207,746, $212,586 and $258,038, respectively. The PBUAs will be valued at zero as the performance period commences on January 1, 2025.

Principal Executive Officer Pay Ratio

We are providing the following information about the relationship of the annual total compensation of individuals providing services in respect to the Partnership and the annual total compensation of Charles M. Nifong, Jr., our Principal Executive Officer (our “PEO”):

For the year ended December 31, 2024:

▪
the median of the annual total compensation of all individuals providing services in respect of the Partnership (other than our PEO) was $81,603; and
▪
the annual total compensation of our PEO was $1,070,144.

Based on this information for 2024, we have determined that the ratio of our PEO’s annual total compensation to the annual total compensation of our median employee was 13:1. Our pay ratio figure was calculated in a manner consistent with Item 40(u) of Regulation S-K.

As of December 31, 2024, there were 199 employees of an affiliate of the Topper Group who provided substantial management services to us for the full year. As discussed in this Form 10-K, our PEO is an employee of an affiliate of the Topper Group, but we are including his annual total compensation in the determination of the PEO pay ratio, as required under SEC rules.

The date we used to identify our median employee was December 31, 2024.

We identified our median employee based on the aggregate salary actually paid during 2024 to these employees.

For purposes of determining aggregate salary, we included the amount of base salary and overtime the employee received during the year and all other pay elements related to base salary including, but not limited to, cash bonuses, holiday pay, vacation pay and other paid time off, if any. Aggregate salary amounts did not include any commissions or other compensation. In making this determination, we excluded any full-time and part-time permanent employees who were hired in 2024 but were not employed by us for the entire year ended December 31, 2024.

Once we identified our median employee, we then determined that employee’s annual total compensation, including any perquisites and other benefits, in the same manner that we determine the annual total compensation of our NEOs for purposes of the Summary Compensation Table disclosed above. The annual total compensation of our median employee was determined to be $81,603. This annual total compensation amount for our median employee was then compared to the total compensation of our PEO for 2024 of $1,070,144. The elements included in the PEO’s annual total compensation are fully discussed above in the footnotes to the Summary Compensation Table.

Director Compensation

Overview

Set out below is a discussion of compensation paid for 2024 to individuals who served as non-employee members of our Board during any portion of 2024.

Board members who were employees providing services in respect of the Partnership did not receive any separate compensation for their Board service.

Director Compensation for 2024

During the July 22, 2024 Board meeting a resolution was approved providing that each non-employee director would be granted cash compensation of $66,875 per year (paid on a quarterly basis) and equity awards with a grant date fair value of $66,875. The chairman of each of the audit committee and conflicts committee received additional cash compensation of $10,000 for 2024 (paid on a quarterly basis). In addition, each non-employee director received $1,000 per each Board meeting attended and $500 per each Committee meeting attended.

On July 23, 2024, Messrs. Gannon, Kelso, Kim, Reilly, Topper and Valosky received an award of 3,419 phantom units with a grant date fair value equal to $66,875 based on the closing price of the Partnership’s common units on the close of business the day prior to the date of grant as compensation for their service from June 28, 2024 until June 27, 2025. Such phantom units vest one year from the grant date of the award and include the payment made by the Partnership of distribution equivalent rights equal to the amount of distributions authorized to be paid to holders of common units of the Partnership.

Our directors are reimbursed for all out-of-pocket expenses in connection with attending meetings of the Board or its committees. To the extent permitted under Delaware law, each director is fully indemnified by us for actions associated with being a director.

The following table provides the compensation amounts for each of our non-employee directors for 2024.

Directors	Fees Earned or Paid in Cash ($) (1)	Stock or Unit Awards and Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Justin A. Gannon (4) (5)	84,188	66,875	7,001	158,064
Mickey Kim (4) (5)	84,188	66,875	7,001	158,064
Kenneth G. Valosky (4)	74,188	66,875	7,001	148,064
J.B. Reilly Jr. (4)	70,188	66,875	7,001	144,064
Joseph V. Topper, Jr. (4)	71,188	66,875	7,001	145,064
Thomas E Kelso (4)	74,188	66,875	7,001	148,064

(1)
Non-employee directors received a cash retainer of $66,875 (paid quarterly) and an additional $10,000 for chairs of the Committees. In addition, each non-employee director received $1,000 per each Board meeting attended and $500 per each Committee meeting attended.
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

(4)
As part of the compensation to non-employee directors for the period June 28, 2024 to June 27, 2025, each of Messrs. Gannon, Kelso, Kim, Reilly, Topper and Valosky received an equity grant of 3,419 phantom units of the Partnership based upon a fair market value of $19.56 per unit, which was the NYSE closing price of our common units on July 22, 2024. These phantom unit awards were accompanied by tandem distribution equivalent rights that entitled the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of Partnership common units. There are no other outstanding equity awards.
(5)
Messrs. Kim and Gannon received additional cash compensation of $10,000 per year for their service as chairman of the conflicts committee and audit committee, respectively.

Compensation Committee Interlocks and Insider Participation

None of the directors or executive officers of our General Partner served as members of the compensation committee of another entity that has or had an executive officer who served as a member of our Board during 2024. We do not have a separate compensation committee. Decisions regarding the compensation of our NEOs for 2024 were made, as applicable, by the Topper Group as the owner of our General Partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

As of February 21, 2025, the following table sets forth the beneficial ownership of our common units of:

•
Each person known by us to be a beneficial owner of more than 5% of our outstanding common units;
•
Each NEO and director of the Board; and
•
All of the executive officers and directors of the Board, as a group.

	Beneficial Ownership of Common Units
	Number of		Percent of
Name of Beneficial Owner	Units		Class
Greater than 5% Stockholders**
Patricia Dunne Topper Trust	12,696,270	(1)	33.4%
Dunne Manning Inc.	3,782,216	(2)	9.9%
DM Partners Management Co LLC	5,982,871	(3)	15.7%
Dunne Manning Partners LLC	5,982,871	(3)	15.7%
2008 Irrevocable Agreement of Trust of John B. Reilly, Jr.	4,964,611	(4)	13.0%
Dunne Manning CAP Holdings I LLC	4,472,235	(3)	11.8%
Directors
Joseph V. Topper, Jr.	14,678,905	(5)	38.6%
John B. Reilly, III	4,994,659	(4)	13.1%
Justin A. Gannon	33,109		*
Thomas E. Kelso	5,725		*
Mickey Kim	27,425		*
Keenan D. Lynch	22,008	(6)	*
Charles M. Nifong, Jr.	60,553		*
Maura Topper	17,952	(7)	*
Kenneth G. Valosky	20,385		*
Named Executive Officers			*
Robert Brecker	16,760	(8)	*
Stephen J. Lattig	18,668		*
Directors and executive officers as a group (12 persons)**	19,944,879		52%

* The percentage of common units beneficially owned does not exceed one percent of the common units outstanding

** The address for each of our officers and directors listed below is 645 Hamilton Street, Suite 400 Allentown, PA 18101. The address for the entities listed under “greater than 5% stockholders” is 645 Hamilton Street, Suite 400, Allentown, PA 18101.

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
(4)
Mr. Reilly may be deemed to share beneficial ownership of 4,964,611 common units beneficially owned by the 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr. (the “Reilly Trust”) in his capacity as one of two trustees of the Reilly Trust. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.
(5)
Includes 374,453 common units held by The Topper Foundation, a 501(c)(3) non-profit corporation. Mr. Topper, who makes investment and voting decisions with respect to the common units held by The Topper Foundation, has no pecuniary interest in these common units. 89,985 common units are held directly by Mr. Topper in his individual capacity. 637,264 common units are held by MMSCC-2, LLC (Mr. Topper controls 100% of the voting shares), and 880,933 common units are held by JVT-JMG EROP Holdings, LP (Mr. Topper controls the general partner and holds a 40% limited partner interest; the Trust holds a 45% limited partner interest). The remaining common units listed here are deemed to be beneficially owned by Mr. Topper as the trustee of the Trust (see note 2 above). Mr. Topper and entities controlled by Mr. Topper have pledged a total of 2,590,522 common units (representing approximately 7% of outstanding common units) pursuant to a loan. Mr. Topper retains beneficial ownership of the pledged shares in the absence of a default. Prior to entering into the pledge, the Board granted Mr. Topper a waiver from the Insider Trading Policy’s prohibition against unit pledges by any director or officer. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.
(6)
Of the 22,008 units held, 6,803 units are held by the Joseph V. Topper, Jr. Irrevocable Agreement of Trust No. 1 f/b/o Shannon T. Lynch, Mr. Lynch’s wife, and as a result, Mr. Lynch may be deemed to be the beneficial owner of such units. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.
(7)
Of the 17,952 units held, 14,707 are directly owned and 3,245 are held by the Joseph V. Topper, Jr. Irrevocable Agreement of Trust No. 1 f/b/o Maura E. Topper. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.
(8)
Of the 16,760 units held, 1,441 units are held by Mr. Brecker's wife, and as a result, Mr. Brecker may be deemed to be the beneficial owner of such units. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (3)
Equity compensation plans approved by security holders	308,197	n/a	1,494,603
Equity compensation plans not approved by security holders	—	—	—
Total	308,197	n/a	1,494,603
(1)
The amount set forth in this column consists solely of TBUA and PBUAs, assuming a 100% payout at the grant-date 20-day VWAP
(2)
Equity awards are not reflected in the weighted exercise price as these awards do not have an exercise price.
(3)
Has been reduced by the number of PBUAs assuming a 100% payout at the grant-date 20-day VWAP

See Note 19 to the financial statements for a discussion of the material terms of the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of February 21, 2025, the Topper Group beneficially owned or controlled 38.6% of the Partnership’s common units.

As of February 21, 2025, John B. Reilly, III owned or controlled 13.1% of the Partnership’s common units.

The following is a description of related party transactions since January 1, 2024 to which the Partnership was or is a party, in which the amount involved exceeds $120,000 and in which a director, executive officer, holder of more than 5% of our common units or any member of their immediate family had or will have a direct or indirect material interest, other than the arrangements that are described under “Item 11-Potential Payments Upon Termination or Change in Control.” The terms of the transactions and agreements disclosed in this section were determined by and among related parties and, consequently, are not the result of arm’s length negotiations. Such terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms that could have been obtained from unrelated third parties.

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

Cash distributions to the Topper Group and Mr. Reilly and their respective affiliates amounted to $41.3 million in 2024.

Payments to our General Partner and its affiliates

The Topper Group and CrossAmerica have the right to negotiate the amount of the management fee on an annual basis, or more often as circumstances require.

The Partnership incurred $125.2 million in management fees under the Omnibus Agreement for 2024.

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

We incurred expenses under the Omnibus Agreement, including costs for store level personnel at our company operated sites, totaling $125.2 million for 2024. Amounts payable to the Topper Group related to these transactions were $5.7 million at December 31, 2024. See Note 14 to the financial statements for more information.

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

Fuel Supply and Lease Agreements

Revenues from TopStar, an entity affiliated with the Topper Group, were $43.1 million for 2024. Accounts receivable from TopStar were $0.6 million at December 31, 2024.

The Partnership leases certain motor fuel stations from the Topper Group under operating leases. Rent expense under these agreements was $10.2 million for 2024.

Sale of Property

In 2024, we sold one property to a related party affiliated with the Topper Group for $2.5 million, resulting in a net gain of $1.8 million.

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are performed by an entity affiliated with the Topper Group, as approved by the conflicts committee of the Board. We incurred charges with this related party of $3.4 million for 2024. Accounts payable to this related party amounted to $0.6 million at December 31, 2024.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board. Merchandise costs amounted to $19.4 million for 2024. Amounts payable to this related party amounted to $1.4 million at December 31, 2024.

Vehicle Lease

In connection with the services rendered under the Omnibus Agreement, we lease certain vehicles from an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. Lease expense to this related party was $0.2 million for 2024.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We lease office space from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $1.2 million for 2024.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee of the board of directors of our General Partner selected Grant Thornton LLP, or Grant Thornton, an independent registered public accounting firm, to audit our financial statements for 2024. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to this 2024 Annual Report on Form 10-K were approved by the audit committee.

The following table summarizes the aggregate Grant Thornton fees that were allocated to us for independent auditing, tax and related services for each of the last two fiscal years (in thousands):

	Year Ended December 31,
	2024	2023
Audit fees (1)	$1,150	$1,129
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$1,150	$1,129

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

3.1

Certificate of Limited Partnership of Lehigh Gas Partners LP (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on May 11, 2012)

3.2

Certificate of Amendment to Certificate of Limited Partnership of Lehigh Gas Partners LP (incorporated by referenced to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on October 3, 2014)

3.3

Second Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated February 6, 2020 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 7, 2020)

4.1

Description of Common Units (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 26, 2020)

10.1†

Lehigh Gas Partners LP 2012 Incentive Award Plan, dated as of July 27, 2012 (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 19, 2016)

10.2†

Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Phantom Units for Executive Officers with distribution equivalent rights (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2015)

10.3†

Form of Lehigh Gas Partners LP 2012 Incentive Award Plan Award Agreement for Phantom Performance Units for Executive Officers and Employees with distribution equivalent rights from December 20, 2015 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 7, 2018)

10.4†

Form of Indemnification Agreement for directors of the Board and certain officers of CrossAmerica GP LLC (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on August 8, 2017)

10.5+

Omnibus Agreement, effective as of January 1, 2020, by and among CrossAmerica Partners LP, CrossAmerica GP LLC and Dunne Manning Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on January 16, 2020)

10.6

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

10.7

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

10.8

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

10.9

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

10.10

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

10.11

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

10.19† *	Form of CrossAmerica Partners LP 2022 Incentive Award Plan Award Agreement for Phantom Units to Non-Employee Directors

19.1 *	Insider Trading Policy of CrossAmerica Partners LP and CrossAmerica GP LLC

21.1 *	List of Subsidiaries of CrossAmerica Partners LP

23.1 *	Consent of Grant Thornton LLP

Exhibit No.	Description

31.1 *	Certification of Principal Executive Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 *	Certification of Principal Financial Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Principal Executive Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

32.2**	Certification of Principal Financial Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

97.1†

CrossAmerica Partners LP Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 27, 2024)

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
Charles M. Nifong, Jr.
President and Chief Executive Officer
(On behalf of the registrant, and in the capacity of Principal Executive Officer)

Date: February 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2025.

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