Form 10-Q
period 2025-03-31
CrossAmerica Partners LP
filed 2025-05-08
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the registrant had outstanding 38,097,513 common units.

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

EBITDA	Earnings before interest, taxes, depreciation, amortization and accretion, a non-GAAP financial measure

Exchange Act	Securities Exchange Act of 1934, as amended

Form 10-K	CrossAmerica’s Annual Report on Form 10-K for the year ended December 31, 2024

Internal Revenue Code	Internal Revenue Code of 1986, as amended

IPO	Initial public offering of CrossAmerica Partners LP on October 30, 2012

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Partnership Agreement	Second Amended and Restated Agreement of Limited Partnership of CrossAmerica Partners LP, dated as of February 6, 2020

Predecessor Entity	Wholesale distribution contracts and real property and leasehold interests contributed to the Partnership in connection with the IPO

SOFR	Secured Overnight Financing Rate

U.S. GAAP	U.S. Generally Accepted Accounting Principles

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$6,748	$3,381
Accounts receivable, net of allowances of $687 and $757, respectively	28,742	31,603
Accounts receivable from related parties	647	634
Inventory	60,889	63,169
Assets held for sale	41,895	8,994
Current portion of interest rate swap contracts	2,386	2,958
Other current assets	10,140	8,091
Total current assets	151,447	118,830
Property and equipment, net	606,465	656,300
Right-of-use assets, net	132,325	136,430
Intangible assets, net	73,107	77,242
Goodwill	99,409	99,409
Deferred tax assets	1,757	1,001
Interest rate swap contracts, less current portion	1,858	5,133
Other assets	20,201	20,380
Total assets	$1,086,569	$1,114,725

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$3,317	$3,266
Current portion of operating lease obligations	35,155	35,065
Accounts payable	74,024	73,986
Accounts payable to related parties	7,181	7,729
Current portion of interest rate swap contracts	148	—
Accrued expenses and other current liabilities	25,580	24,044
Motor fuel and sales taxes payable	18,284	18,756
Total current liabilities	163,689	162,846
Debt and finance lease obligations, less current portion	774,075	763,932
Operating lease obligations, less current portion	102,032	106,296
Deferred tax liabilities, net	4,875	7,424
Asset retirement obligations	48,422	48,251
Interest rate swap contracts, less current portion	1,200	311
Other long-term liabilities	48,602	50,448
Total liabilities	1,142,895	1,139,508

Commitments and contingencies (Note 10)

Preferred membership interests	29,658	28,993

Equity:
Common units— 38,097,513 and 38,059,702 units issued and outstanding at March 31, 2025 and December 31, 2024, respectively	(88,730)	(61,371)
Accumulated other comprehensive income	2,746	7,595
Total equity	(85,984)	(53,776)
Total liabilities and equity	$1,086,569	$1,114,725

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except unit and per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating revenues (a)	$862,475	$941,548
Costs of sales (b)	772,661	860,200
Gross profit	89,814	81,348

Operating expenses:
Operating expenses (c)	58,874	52,028
General and administrative expenses	7,672	6,838
Depreciation, amortization and accretion expense	26,304	18,721
Total operating expenses	92,850	77,587
Gain (loss) on dispositions and lease terminations, net	5,037	(16,806)
Operating income (loss)	2,001	(13,045)
Other income, net	130	249
Interest expense	(12,844)	(10,541)
Loss before income taxes	(10,713)	(23,337)
Income tax benefit	(3,598)	(5,797)
Net loss	(7,115)	(17,540)
Accretion of preferred membership interests	665	657
Net loss available to limited partners	$(7,780)	$(18,197)

Net loss per common unit
Basic	$(0.20)	$(0.48)
Diluted	$(0.20)	$(0.48)

Weighted-average common units:
Basic	38,073,986	37,994,285
Diluted	38,073,986	37,994,285

Supplemental information:
(a) includes excise taxes of:	$73,350	$70,713
(a) includes rent income of:	17,202	19,166
(b) excludes depreciation, amortization and accretion
(b) includes rent expense of:	4,895	5,419
(c) includes rent expense of:	4,611	3,942

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

(Unaudited)

	Limited Partners' Interest Common Unitholders		AOCI	Total Equity
	Units	Dollars	Dollars	Dollars
Balance at December 31, 2024	38,059,702	$(61,371)	$7,595	$(53,776)
Net loss	—	(7,115)	—	(7,115)
Other comprehensive income
Unrealized loss on interest rate swap contracts	—	—	(3,928)	(3,928)
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(921)	(921)
Total other comprehensive loss	—	—	(4,849)	(4,849)
Comprehensive loss	—	(7,115)	(4,849)	(11,964)
Issuance of units related to 2024 Bonus Plan	7,237	165	—	165
Vesting of equity awards, net of units withheld for tax	30,574	697	—	697
Accretion of preferred membership interests	—	(665)	—	(665)
Tax effect of intra-entity transfer of assets	—	(387)	—	(387)
Distributions paid	—	(20,054)	—	(20,054)
Balance at March 31, 2025	38,097,513	$(88,730)	$2,746	$(85,984)

Balance at December 31, 2023	37,983,154	$(2,392)	$5,399	$3,007
Net loss	—	(17,540)	—	(17,540)
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	9,131	9,131
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(5,133)	(5,133)
Total other comprehensive income	—	—	3,998	3,998
Comprehensive (loss) income	—	(17,540)	3,998	(13,542)
Issuance of units related to 2023 Bonus Plan	17,136	381	—	381
Vesting of equity awards, net of units withheld for tax	26,904	598	—	598
Accretion of preferred membership interests	—	(657)	—	(657)
Distributions paid	—	(20,006)	—	(20,006)
Balance at March 31, 2024	38,027,194	$(39,616)	$9,397	$(30,219)

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,115)	$(17,540)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion expense	26,304	18,721
Amortization of deferred financing costs	485	483
Deferred income tax benefit	(3,692)	(5,932)
Equity-based employee and director compensation expense	813	205
(Gain) loss on dispositions and lease terminations, net	(5,037)	16,806
Changes in operating assets and liabilities, net of acquisitions	3,289	(6,927)
Net cash provided by operating activities	15,047	5,816

Cash flows from investing activities:
Principal payments received on notes receivable	34	45
Proceeds from sale of assets	8,745	—
Capital expenditures	(10,114)	(6,105)
Lease termination payments to Applegreen, including inventory purchases	—	(19,904)
Net cash used in investing activities	(1,335)	(25,964)

Cash flows from financing activities:
Borrowings under the Credit Facility	29,000	49,000
Repayments on the Credit Facility	(18,500)	(6,740)
Payments of finance lease obligations	(791)	(744)
Payments of deferred financing costs	—	(74)
Distributions paid on distribution equivalent rights	(73)	(65)
Distributions paid on common units	(19,981)	(19,941)
Net cash (used in) provided by financing activities	(10,345)	21,436
Net increase in cash and cash equivalents	3,367	1,288

Cash and cash equivalents at beginning of period	3,381	4,990
Cash and cash equivalents at end of period	$6,748	$6,278

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

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2024 has been derived from our audited financial statements and notes thereto as of that date.

Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” The amendments in this new guidance require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. This new guidance also requires certain new disclosures such as income taxes paid disaggregated by federal, state and foreign taxes and further disaggregated by individual jurisdictions in which income taxes paid exceeds a quantitative threshold. This new guidance also eliminates certain previously required disclosures. We will include the new disclosures in our Annual Report on Form 10-K for the year ending December 31, 2025.

Certain other new accounting pronouncements have become effective for our financial statements during 2025, but the adoption of these pronouncements did not materially impact our financial position, results of operations or disclosures.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements Pending Adoption

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

Concentration Risk

For the three months ended March 31, 2025 and 2024, respectively, we purchased approximately 79% and 80% of our motor fuel from four suppliers. Approximately 22% and 24% of our motor fuel gallons sold for the three months ended March 31, 2025 and 2024, respectively, were delivered by our top two carriers.

For the three months ended March 31, 2025 and 2024, respectively, approximately 55% and 50% of our merchandise was purchased from one supplier.

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

Of the 59 locations, 31 transitioned in the first quarter of 2024 with the remaining locations transitioning during the second quarter of 2024. During the first quarter of 2024, we paid $19.9 million of cash and accrued an additional $1.2 million of cash paid in April 2024. In addition, we recorded a non-cash write-off of deferred rent income of $1.4 million during the first quarter of 2024.

Note 3. ASSETS HELD FOR SALE

We have classified 67 sites and ten sites as held for sale at March 31, 2025 and December 31, 2024, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	March 31,	December 31,
	2025	2024
Land	$22,376	$4,483
Buildings and site improvements	18,287	3,866
Equipment	17,542	3,752
Total	58,205	12,101
Less accumulated depreciation	(16,310)	(3,107)
Assets held for sale	$41,895	$8,994

The Partnership has continued to focus on optimizing the class of trade for its assets, which has included divesting certain assets, often lower performing, while seeking to maintain a wholesale fuel supply relationship whenever possible. During the three months ended March 31, 2025, we sold seven properties for $8.6 million in proceeds, resulting in a net gain of $5.6 million.

See Note 5 for information regarding impairment charges primarily recorded upon classifying sites within assets held for sale.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. INVENTORY

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Merchandise	$33,932	$35,424
Motor fuel	26,957	27,745
Inventory	$60,889	$63,169

Note 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Land	$288,617	$313,030
Buildings and site improvements	344,589	360,473
Leasehold improvements	18,836	18,890
Equipment	351,512	363,767
Construction in progress	8,397	6,794
Property and equipment, at cost	1,011,951	1,062,954
Accumulated depreciation and amortization	(405,486)	(406,654)
Property and equipment, net	$606,465	$656,300

We recorded impairment charges of $8.8 million and $0.3 million during the three months ended March 31, 2025 and 2024, respectively, included within depreciation, amortization and accretion expenses on the statements of operations. These impairment charges were primarily related to sites initially classified within assets held for sale in connection with our ongoing real estate rationalization effort.

Note 6. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	March 31, 2025			December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$152,910	$81,198	$71,712	$194,626	$118,800	$75,826
Trademarks/licenses	2,185	897	1,288	2,168	869	1,299
Covenant not to compete	200	93	107	200	83	117
Total intangible assets	$155,295	$82,188	$73,107	$196,994	$119,752	$77,242

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. DEBT

Our balances for long-term debt and finance lease obligations were as follows (in thousands):

	March 31,	December 31,
	2025	2024
Credit Facility	$778,000	$767,500
Finance lease obligations	7,145	7,936
Total debt and finance lease obligations	785,145	775,436
Current portion	3,317	3,266
Noncurrent portion	781,828	772,170
Deferred financing costs, net	7,753	8,238
Noncurrent portion, net of deferred financing costs	$774,075	$763,932

The Credit Facility is secured by substantially all of the Partnership’s assets.

Letters of credit outstanding totaled $4.4 million and $5.3 million at March 31, 2025 and December 31, 2024, respectively.

Taking the interest rate swap contracts into account, the effective interest rate on our Credit Facility at March 31, 2025 was 6.1% (our applicable margin was 2.25% as of March 31, 2025). See Note 8 for additional information on our interest rate swap contracts.

As of March 31, 2025, we were in compliance with our financial covenants under the Credit Facility. The amount of availability under the Credit Facility at March 31, 2025, after taking into consideration debt covenant restrictions, was $86.8 million.

Note 8. INTEREST RATE SWAP CONTRACTS

During 2025 and parts of 2024, we held the following interest rate swap contracts (in thousands):

Type	Notional Amount	Termination Date	Fixed Rate
Spot starting March 2020	$150,000	April 1, 2024	0.413%
Spot starting March 2020	75,000	April 1, 2024	0.298%
Spot starting April 2020	75,000	April 1, 2024	0.298%
Spot starting April 2023	50,000	March 30, 2028	3.287%
Spot starting April 2023	100,000	March 31, 2028	3.287%
Spot starting April 2023	50,000	April 8, 2028	3.282%
Forward starting April 2024	100,000	April 1, 2028	2.932%
Spot starting November 2023	80,000	March 31, 2028	4.105%
Spot starting November 2023	20,000	March 31, 2028	4.121%

Our interest rate swap contracts fix the rate on a portion of our SOFR-based borrowings under our Credit Facility, have been designated as cash flow hedges and are expected to be highly effective. The first three swap contracts above matured April 1, 2024, and as a result, our effective interest rate on the Credit Facility has increased since that time.

The fair value of these interest rate swap contracts was reported as a separate line item within current assets, noncurrent assets, current liabilities and noncurrent liabilities, as applicable. See Note 11 for additional information on the fair value of the interest rate swap contracts.

We report the unrealized gains and losses on our interest rate swap contracts designated as highly effective cash flow hedges as a component of other comprehensive income and reclassify such gains and losses into earnings (interest expense on our statement of operations) in the same period during which the hedged interest expense is recorded. We recognized a net realized gain from settlements of the interest rate swap contracts of $0.9 million and $5.1 million for the three months ended March 31, 2025 and 2024, respectively.

We currently estimate that a net gain of $2.1 million will be reclassified from accumulated other comprehensive income into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. RELATED-PARTY TRANSACTIONS

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from TopStar, an entity affiliated with the Topper Group, were $8.8 million and $10.7 million for the three months ended March 31, 2025 and 2024, respectively. Accounts receivable from TopStar was $0.6 million at both March 31, 2025 and December 31, 2024.

In February 2025, we purchased a property from TopStar for $0.2 million.

We lease real estate from the Topper Group. Rent expense under these lease agreements was $2.5 million for each of the three months ended March 31, 2025 and 2024.

Omnibus Agreement

We incurred expenses under the Omnibus Agreement, including costs for store level personnel at our company operated sites as well as other cost reimbursements, totaling $31.8 million and $27.8 million for the three months ended March 31, 2025 and 2024, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statements of operations. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Omnibus Agreement totaled $5.5 million and $5.7 million at March 31, 2025 and December 31, 2024, respectively.

Common Unit Distributions and Other Equity Transactions

We distributed $7.7 million to the Topper Group related to its ownership of our common units for the three months ended March 31, 2025 and 2024.

We distributed $2.6 million to affiliates of John B. Reilly, III related to their ownership of our common units for the three months ended March 31, 2025 and 2024.

We recorded accretion on the preferred membership interests issued in March 2022 to related parties of $0.7 million for each of the three months ended March 31, 2025 and 2024.

Maintenance and Environmental Costs

Certain maintenance and environmental remediation activities are performed by an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.7 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively. Accounts payable to this related party amounted to $0.3 million and $0.6 million at March 31, 2025 and December 31, 2024, respectively.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board. Merchandise costs amounted to $4.3 million and $4.7 million for the three months ended March 31, 2025 and 2024, respectively. Amounts payable to this related party amounted to $1.4 million at both March 31, 2025 and December 31, 2024.

Vehicle Lease

In connection with the services rendered under the Omnibus Agreement, we lease certain vehicles from an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. Lease expense was an insignificant amount for each of the three months ended March 31, 2025 and 2024.

Principal Executive Offices

We lease office space from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $0.3 million for each of the three months ended March 31, 2025 and 2024.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Public Relations and Website Consulting Services

We have engaged a company affiliated with John B. Reilly, III, member of the Board, for public relations and website consulting services. The cost of these services was insignificant for the three months ended March 31, 2025 and 2024.

Note 10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. In the event we fail to purchase the required minimum volume for a given contract period, the underlying third party’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or a financial penalty per gallon based on the volume shortfall for the given period. We did not incur any significant penalties in any period presented.

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

We maintain insurance of various types with varying levels of coverage that is considered adequate under the circumstances to cover operations and properties. The insurance policies are subject to deductibles that are considered reasonable and not excessive. In addition, we have generally entered into indemnification agreements with various sellers in conjunction with our past acquisitions, as further described below. Financial responsibility for environmental remediation is negotiated in connection with each acquisition transaction. In each case, an assessment is made of potential environmental liability exposure based on available information. Based on that assessment and relevant economic and risk factors, a determination is made whether to, and the extent to which we will, assume liability for existing environmental conditions.

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $7.8 million and $8.4 million at March 31, 2025 and December 31, 2024, respectively. Indemnification assets related to third-party escrow funds, state funds or insurance recorded on the balance sheet within other current assets and other noncurrent assets totaled $6.1 million and $6.3 million at March 31, 2025 and December 31, 2024, respectively. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels in 2025 or 2024.

As further discussed in Note 8, we remeasure the fair value of interest rate swap contracts on a recurring basis each balance sheet date. We used an income approach to measure the fair value of these contracts, utilizing a forward yield curve for the same period as the future interest rate swap settlements. These fair value measurements are classified as Level 2 measurements.

We have accrued for outstanding phantom units as a liability and adjust that liability on a recurring basis based on the market price of our common units each balance sheet date. These fair value measurements are deemed Level 1 measurements.

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of March 31, 2025 and December 31, 2024 due to the short-term maturity of these instruments. The fair value of borrowings under the Credit Facility approximated its carrying value as of March 31, 2025 and December 31, 2024 due to the frequency with which interest rates are reset and the consistency of the market spread.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded an income tax benefit of $3.6 million and $5.8 million for the three months ended March 31, 2025 and 2024, respectively, as a result of the losses incurred by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only our corporate subsidiaries are subject to income tax.

Note 13. NET INCOME PER COMMON UNIT

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per common unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Distributions paid on common units	$19,981	$19,941
Allocation of distributions in excess of net income	(27,761)	(38,138)
Limited partners’ interest in net loss - basic and diluted	(7,780)	(18,197)
Denominator:
Weighted-average common units outstanding - basic	38,073,986	37,994,285
Adjustment for phantom and phantom performance units (a)	—	—
Weighted-average common units outstanding - diluted	38,073,986	37,994,285
Net loss per common unit - basic	$(0.20)	$(0.48)
Net loss per common unit - diluted	$(0.20)	$(0.48)

Distributions paid per common unit	$0.5250	$0.5250
Distributions declared (with respect to each respective period) per common unit	$0.5250	$0.5250

(a)
For the three months ended March 31, 2025, 164,962 potentially dilutive units related to the phantom units and phantom performance units and 1,245,272 potentially dilutive units related to the preferred membership interests were excluded from the calculation of diluted earnings per unit because including them would have been antidilutive.

For the three months ended March 31, 2024, 133,341 potentially dilutive units related to the phantom units and phantom performance units and 1,230,559 potentially dilutive units related to the preferred membership interests were excluded from the calculation of diluted earnings per unit because including them would have been antidilutive.

Distributions

Distribution activity for 2025 is as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2024	February 3, 2025	February 13, 2025	0.5250	19,981
March 31, 2025	May 5, 2025	May 15, 2025	0.5250	20,001

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

During the three months ended March 31, 2025 and 2024, respectively, we converted 18 and 53 sites from lessee dealer sites in the wholesale segment to company operated or commission sites in the retail segment, net. The sites converted during the first quarter of 2024 include 31 sites from the Applegreen Acquisition. See Note 2 for additional information.

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended March 31, 2025
Revenues from fuel sales to external customers	$365,761	$384,521	$—	$750,282
Revenues from food and merchandise sales	—	89,341	—	89,341
Rent income	13,284	3,918	—	17,202
Other revenue	1,195	4,455	—	5,650
Total revenues	380,240	482,235	—	862,475

Cost of goods sold - fuel	349,997	353,341	—	703,338
Cost of goods sold - food and merchandise	—	64,428	—	64,428
Cost of goods sold - Rent expense	3,588	1,307	—	4,895
Gross profit	26,655	63,159	—	89,814

Store labor	—	22,566	—	22,566
Maintenance and environmental costs	1,469	8,072	—	9,541
Other items (a)	5,701	21,066	28,939	55,706
Operating income (loss)	$19,485	$11,455	$(28,939)	$2,001

Three Months Ended March 31, 2024 (b)
Revenues from fuel sales to external customers	$450,579	$389,852	$—	$840,431
Revenues from food and merchandise sales	—	76,432	—	76,432
Rent income	15,979	3,187	—	19,166
Other revenue	920	4,599	—	5,519
Total revenues	467,478	474,070	—	941,548

Cost of goods sold - fuel	435,976	363,816	—	799,792
Cost of goods sold - food and merchandise	—	54,989	—	54,989
Cost of goods sold - Rent expense	4,540	879	—	5,419
Gross profit	26,962	54,386	—	81,348

Store labor	—	18,865	—	18,865
Maintenance and environmental costs	2,203	6,348	—	8,551
Other items (a)	6,694	17,918	42,365	66,977
Operating income (loss)	$18,065	$11,255	$(42,365)	$(13,045)

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)
For the Wholesale and Retail segments, other segment items includes real estate taxes, utilities, management fees, insurance and other operating expenses. For the Retail segment, other segment items also includes rent expense, store supplies and shrink. Other segment items that are not allocated to a segment include general and administrative expenses, depreciation, amortization and accretion expense and gains/losses on dispositions and lease terminations, net.
(b)
In connection with the retrospective adoption of ASU 2023-07, "Improvements in Reportable Segment Disclosures," we recast our results for the first quarter of 2024 to conform to the current year presentation.

A reconciliation from operating income (loss) to loss before income taxes follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating income (loss)	$2,001	$(13,045)
Other income, net	130	249
Interest expense	(12,844)	(10,541)
Loss before income taxes	$(10,713)	$(23,337)

Receivables relating to the revenue streams above are as follows (in thousands):

	March 31,	December 31,
	2025	2024
Receivables from fuel and merchandise sales	$27,380	$30,115
Receivables for rent and other lease-related charges	2,009	2,122
Total accounts receivable	$29,389	$32,237

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

The balance of unamortized costs incurred to obtain certain contracts with customers was $9.3 million and $8.9 million at March 31, 2025 and December 31, 2024, respectively. Amortization of such costs is recorded against operating revenues and amounted to $0.5 million for both the three months ended March 31, 2025 and 2024.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
(Increase) decrease:
Accounts receivable	$2,861	$(3,902)
Accounts receivable from related parties	(13)	(584)
Inventories	2,280	(1,589)
Other current assets	(2,115)	(423)
Other assets	(883)	(885)
Increase (decrease):
Accounts payable	91	2,434
Accounts payable to related parties	(541)	(3,131)
Accrued expenses and other current liabilities	552	987
Motor fuel and taxes payable	(472)	(1,619)
Other long-term liabilities	1,529	1,785
Changes in operating assets and liabilities, net of acquisitions	$3,289	$(6,927)

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions and other non-cash activity.

Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for interest	$12,353	$9,925
Cash paid (refunded) for income taxes, net	1,183	(17)

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Three Months Ended March 31,
	2025	2024
Accrued capital expenditures	$5,344	$1,269
Lease liabilities arising from obtaining right-of-use assets	3,081	4,823
Accretion of preferred membership interests	665	657

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
•
a reduction in demand for motor fuels;
•
changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences;
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

Impact of Interest Rates

Three of our most favorable interest rate swap contracts matured April 1, 2024. See Note 8 to the financial statements for additional information regarding the impact of the maturity of those interest rate swap contracts on our interest expense.

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

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating revenues	$862,475	$941,548
Costs of sales	772,661	860,200
Gross profit	89,814	81,348

Operating expenses:
Operating expenses	58,874	52,028
General and administrative expenses	7,672	6,838
Depreciation, amortization and accretion expense	26,304	18,721
Total operating expenses	92,850	77,587
Gain (loss) on dispositions and lease terminations, net	5,037	(16,806)
Operating income (loss)	2,001	(13,045)
Other income, net	130	249
Interest expense	(12,844)	(10,541)
Loss before income taxes	(10,713)	(23,337)
Income tax benefit	(3,598)	(5,797)
Net loss	(7,115)	(17,540)
Accretion of preferred membership interests	665	657
Net loss available to limited partners	$(7,780)	$(18,197)

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Operating revenues decreased $79 million (8%) and operating income increased $15 million. Significant items impacting these results were:

Operating revenues

•
An $87 million (19%) decrease in our wholesale segment revenues primarily attributable to an 11% decrease in volume driven by the conversion of certain lessee dealer sites to company operated and commission agent sites as well as the net loss of independent dealer contracts. In addition, our average wholesale selling price decreased 8% due primarily to changes in crude oil prices during the course of the quarter compared to last year.
•
Our retail segment revenues increased $8 million (2%) for the first quarter of 2025 as compared to the first quarter of 2024, primarily attributable to a $13 million (17%) increase in merchandise revenues driven by an increase in our average company operated site count due to the conversion of certain lessee dealer sites to company operated sites. Retail fuel sales decreased $5 million (1%) due to a 5% decrease in the average retail fuel selling price due to the decrease in wholesale motor fuel prices as noted above. This decrease was partially offset by a 4% increase in volume due to the conversion of certain lessee dealer sites to company operated and commission agent sites, partially offset by a decrease in volume in our base business.

Cost of sales

Cost of sales decreased $88 million (10%), due primarily to lower wholesale volume and lower cost per gallon, partially offset by the increase in merchandise cost of sales driven by the same drivers as discussed above.

Gross profit

Gross profit increased $8 million (10%), which was primarily driven by an increase in merchandise and motor fuel gross profit within our retail segment, partially offset by a decrease in rent gross profit within our wholesale segment. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses increased $0.8 million (12%) primarily driven by higher management fees and equity compensation expense, partially offset by lower acquisition-related costs.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $7.6 million (41%) primarily due to an $8.5 million increase in impairment charges in comparison to prior year, partially offset by the impact of assets becoming fully depreciated.

Gain (loss) on dispositions and lease terminations, net

During the three months ended March 31, 2025, we recorded $5.6 million in net gains in connection with our ongoing real estate rationalization effort, partially offset by $0.6 million of net losses on lease terminations and asset disposals.

During the three months ended March 31, 2024, we recorded a $15.9 million loss on lease termination with Applegreen, including a $1.4 million non-cash write-off of deferred rent income. In addition, we recorded $0.9 million of other losses on lease terminations and asset disposals, including non-cash write-offs of deferred rent income.

Interest expense

Interest expense increased $2.3 million (22%) due to the maturity of three of our most favorable interest rate swap contracts on April 1, 2024.

Income tax benefit

We recorded an income tax benefit of $3.6 million and $5.8 million for the three months ended March 31, 2025 and 2024, respectively, driven by losses incurred by our taxable subsidiaries.

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

Retail

The following table highlights the results of operations and certain operating metrics of our retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands, except for the number of retail sites and per gallon amounts):

	Three Months Ended March 31,
	2025	2024
Gross profit:
Motor fuel	$31,180	$26,036
Merchandise	24,913	21,443
Rent	2,611	2,308
Other revenue	4,455	4,599
Total gross profit	63,159	54,386
Operating expenses	(51,704)	(43,131)
Operating income	$11,455	$11,255

Retail sites (end of period):
Company operated retail sites (a)	376	343
Commission agents (b)	234	203
Total retail segment sites	610	546

Total retail segment statistics:
Volume of gallons sold	126,532	121,717
Average retail fuel sites	599	514
Margin per gallon, before deducting credit card fees and commissions	0.339	0.308

Company operated site statistics:
Average retail fuel sites	368	315
Margin per gallon, before deducting credit card fees	$0.374	$0.327
Merchandise gross profit percentage	27.9%	28.1%

Commission site statistics:
Average retail fuel sites	231	199
Margin per gallon, before deducting credit card fees and commissions	$0.263	$0.267

(a)
The increase in the company operated site count was primarily attributable to the conversion of certain lessee dealer sites to company operated sites.
(b)
The increase in the commission agent site count was primarily attributable to the conversion of certain lessee dealer sites to commission agent sites, partially offset by the sale of certain commission agent sites in connection with our real estate rationalization effort.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Gross profit increased $8.8 million (16%) and operating income increased $0.2 million (2%). These results were impacted by:

Gross profit

•
Our motor fuel gross profit increased $5.1 million (20%), attributable to a 10% increase in our margin per gallon for the three months ended March 31, 2025 as compared to the same period in 2024, driven by movements in crude oil prices within the two periods. In addition, volume increased 4% due primarily to an increase in the average retail site count due to the conversion of certain lessee dealer sites to company operated and commission agent sites, partially offset by a decrease in volume in our base business.
•
Our merchandise gross profit increased $3.5 million (16%), driven by an increase in the average company operated site count due to the conversion of certain lessee dealer sites to company operated sites.

Operating expenses

Operating expenses increased $8.6 million (20%) driven by a 17% increase in the average company operated site count due to the conversion of certain lessee dealer sites to company operated sites.

Wholesale

The following table highlights the results of operations and certain operating metrics of our wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended March 31,
	2025	2024
Gross profit:
Motor fuel gross profit	$15,764	$14,603
Rent gross profit	9,696	11,439
Other revenues	1,195	920
Total gross profit	26,655	26,962
Operating expenses	(7,170)	(8,897)
Operating income	$19,485	$18,065

Motor fuel distribution sites (end of period): (a)
Independent dealers (b)	604	624
Lessee dealers (c)	412	511
Total motor fuel distribution sites	1,016	1,135

Average motor fuel distribution sites	1,031	1,172

Volume of gallons distributed	162,918	184,025

Margin per gallon	$0.097	$0.079

(a)
In addition, we distributed motor fuel to sub-wholesalers who distributed to additional sites.
(b)
The decrease in the independent dealer site count was primarily attributable to the net loss of contracts, partially offset by divestitures of certain lessee dealer and commission agent sites but with continued fuel supply.
(c)
The decrease in the lessee dealer site count was primarily attributable to the conversion of certain lessee dealer sites to company operated and commission agent sites, including through the Applegreen Acquisition, and our real estate rationalization effort.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Gross profit decreased $0.3 million (1%) and operating income increased $1.4 million (8%). These results were impacted by:

Motor fuel gross profit

The $1.2 million increase (8%) in motor fuel gross profit was primarily due to a 22% increase in our average fuel margin per gallon as compared to the same period of 2024, driven by movement in crude oil prices as well as better sourcing costs, partially offset by an 11% decrease in volume driven by the conversion of certain lessee dealer sites to company operated and commission agent sites and the net loss of independent dealer contracts.

Rent gross profit

Rent gross profit decreased $1.7 million (15%) for the first quarter of 2025 compared to the same period of 2024, primarily due to the conversion of certain lessee dealer sites to company operated and commission agent sites as well as the sale of certain lessee dealer sites in connection with our real estate rationalization effort.

Operating expenses

Operating expenses decreased $1.7 million (19%), primarily due to the conversion of certain lessee dealer sites to company operated and commission agent sites as well as the real estate rationalization effort.

Non-GAAP Financial Measures

We use the non-GAAP financial measures EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio. EBITDA represents net income (loss) before deducting interest expense, income taxes and depreciation, amortization and accretion (which includes certain impairment charges). Adjusted EBITDA represents EBITDA as further adjusted to exclude equity-based compensation expense, gains or losses on dispositions and lease terminations, net and certain discrete acquisition related costs, such as legal and other professional fees, separation benefit costs and certain other discrete non-cash items arising from purchase accounting. Distributable Cash Flow represents Adjusted EBITDA less cash interest expense, sustaining capital expenditures and current income tax expense. The Distribution Coverage Ratio is computed by dividing Distributable Cash Flow by distributions paid on common units.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income (loss), the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for Distribution Coverage Ratio):

	Three Months Ended March 31,
	2025	2024
Net loss	$(7,115)	$(17,540)
Interest expense	12,844	10,541
Income tax benefit	(3,598)	(5,797)
Depreciation, amortization and accretion expense	26,304	18,721
EBITDA	28,435	5,925
Equity-based employee and director compensation expense	813	205
(Gain) loss on dispositions and lease terminations, net (a)	(5,037)	16,806
Acquisition-related costs (b)	58	632
Adjusted EBITDA	24,269	23,568
Cash interest expense	(12,359)	(10,058)
Sustaining capital expenditures (c)	(2,721)	(1,642)
Current income tax expense	(94)	(137)
Distributable Cash Flow	$9,095	$11,731
Distributions paid on common units	19,981	19,941
Distribution Coverage Ratio	0.46x	0.59x

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

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are to finance our operations, fund acquisitions, service our debt and pay distributions to our unitholders. We expect our ongoing sources of liquidity to include cash generated by operations, proceeds from sales of sites in connection with our real estate rationalization efforts, borrowings under the Credit Facility, and if available to us on acceptable terms, issuances of equity and debt securities. We regularly evaluate alternate sources of capital to support our liquidity requirements.

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

We believe that we will have sufficient cash flow from operations, borrowing capacity under the Credit Facility, access to capital markets and alternate sources of funding to meet our financial commitments, debt service obligations, contingencies, anticipated capital expenditures and partnership distributions. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional equity and/or debt securities and/or maintain or increase distributions to unitholders.

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$15,047	$5,816
Net cash used in investing activities	(1,335)	(25,964)
Net cash (used in) provided by financing activities	(10,345)	21,436

Operating Activities

Net cash provided by operating activities increased $9 million for the three months ended March 31, 2025 compared to the same period in 2024. This increase was primarily due to a $10 million net generation of cash flow from changes in working capital, stemming from timing of settlement of rebates owed by our fuel suppliers and improved inventory management, partially offset by higher interest expense driven by the maturity of three of our most favorable interest rate swap contracts on April 1, 2024.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as compared to the shorter settlement of receivables for fuel, rent and merchandise.

Investing Activities

We incurred capital expenditures of $10 million and $6 million for the three months ended March 31, 2025 and 2024, respectively. We received $9 million in proceeds primarily from the sale of sites in connection with our real estate rationalization effort for the three months ended March 31, 2025. We paid $20 million to Applegreen related to lease terminations and inventory purchases during the three months ended March 31, 2024.

Financing Activities

We paid $20 million in distributions for each of the three months ended March 31, 2025 and 2024. For the three months ended March 31, 2025 and 2024, we made total net borrowings on our credit facilities of $11 million and $42 million, respectively.

Distributions

Distribution activity for 2025 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2024	February 3, 2025	February 13, 2025	0.5250	19,981
March 31, 2025	May 5, 2025	May 15, 2025	0.5250	20,001

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Debt

As of March 31, 2025, our debt and finance lease obligations consisted of the following (in thousands):

Credit Facility	$778,000
Finance lease obligations	7,145
Total debt and finance lease obligations	785,145
Current portion	3,317
Noncurrent portion	781,828
Deferred financing costs, net	7,753
Noncurrent portion, net of deferred financing costs	$774,075

Taking the interest rate swap contracts into account, the effective interest rate on our Credit Facility at March 31, 2025 was 6.1% (our applicable margin was 2.25% as of March 31, 2025). Letters of credit outstanding at March 31, 2025 totaled $4.4 million.

The amount of availability under our Credit Facility at May 2, 2025, after taking into consideration debt covenant restrictions, was $87.2 million.

Capital Expenditures

We make investments to expand, upgrade and enhance existing assets. We categorize our capital requirements as either sustaining capital expenditures, growth capital expenditures or acquisition capital expenditures. Sustaining capital expenditures are those capital expenditures required to maintain our long-term operating income or operating capacity. Growth capital expenditures, which include individual site purchases, and acquisition capital expenditures are those capital expenditures that we expect will increase our operating income or operating capacity over the long term. We have the ability to fund our capital expenditures by additional borrowings under our Credit Facility, or, if available to us on acceptable terms, accessing the capital markets and issuing additional equity, debt securities or other options, such as the sale of assets. Our ability to access the capital markets may have an impact on our ability to fund acquisitions. We may not be able to complete any offering of securities or other options on terms acceptable to us, if at all.

The following table outlines our capital expenditures (in thousands):

	Three Months Ended March 31,
	2025	2024
Sustaining capital	$2,721	$1,642
Growth	7,393	4,463
Lease termination payments to Applegreen, including inventory purchases	—	19,904
Total capital expenditures, including lease termination payments to Applegreen	$10,114	$26,009

A significant portion of our growth capital expenditures are discretionary and we regularly review our capital plans in light of anticipated proceeds from sales of sites.

Concentration Risks

See Note 1 for information on our concentration risks related to our fuel suppliers, fuel carriers and merchandise suppliers.

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

New Accounting Policies

There is no new accounting guidance effective or pending adoption that has had or is anticipated to have a material impact on our financial statements. See Note 1 to the financial statements for information on new accounting guidance that will impact future disclosures.

Critical Accounting Policies and Estimates

There have been no material changes to the critical accounting policies described in our Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No significant changes to our market risk have occurred since December 31, 2024. For a discussion of market risks affecting us, refer to Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk” included in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 7, 2025