Form 10-Q
period 2025-06-30
CrossAmerica Partners LP
filed 2025-08-07
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had outstanding 38,118,027 common units.

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

TopStar	TopStar Inc., an entity affiliated with a family member of Joseph V. Topper, Jr. TopStar is an operator of convenience stores that purchases fuel and leases sites from us.

Other Defined Terms:

AOCI	Accumulated other comprehensive income (loss)

ASU	Accounting Standards Update

Board	Board of Directors of our General Partner

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

i

Predecessor Entity	Wholesale distribution contracts and real property and leasehold interests contributed to the Partnership in connection with the IPO

SOFR	Secured Overnight Financing Rate

U.S. GAAP	U.S. Generally Accepted Accounting Principles

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$9,717	$3,381
Accounts receivable, net of allowances of $671 and $757, respectively	32,370	31,603
Accounts receivable from related parties	853	634
Inventory	59,022	63,169
Assets held for sale	14,076	8,994
Current portion of interest rate swap contracts	2,084	2,958
Other current assets	7,197	8,091
Total current assets	125,319	118,830
Property and equipment, net	586,579	656,300
Right-of-use assets, net	124,670	136,430
Intangible assets, net	69,029	77,242
Goodwill	99,409	99,409
Deferred tax assets	1,910	1,001
Interest rate swap contracts, less current portion	352	5,133
Other assets	21,202	20,380
Total assets	$1,028,470	$1,114,725

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$3,369	$3,266
Current portion of operating lease obligations	34,055	35,065
Accounts payable	73,199	73,986
Accounts payable to related parties	7,052	7,729
Current portion of interest rate swap contracts	252	—
Accrued expenses and other current liabilities	25,400	24,044
Motor fuel and sales taxes payable	18,804	18,756
Total current liabilities	162,131	162,846
Debt and finance lease obligations, less current portion	722,694	763,932
Operating lease obligations, less current portion	95,256	106,296
Deferred tax liabilities, net	6,024	7,424
Asset retirement obligations	46,215	48,251
Interest rate swap contracts, less current portion	2,207	311
Other long-term liabilities	48,093	50,448
Total liabilities	1,082,620	1,139,508

Commitments and contingencies (Note 10)

Preferred membership interests	30,338	28,993

Equity:
Common units— 38,097,513 and 38,059,702 units issued and outstanding at June 30, 2025 and December 31, 2024, respectively	(84,316)	(61,371)
Accumulated other comprehensive (loss) income	(172)	7,595
Total equity	(84,488)	(53,776)
Total liabilities and equity	$1,028,470	$1,114,725

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except unit and per unit amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenues (a)	$961,925	$1,133,355	$1,824,400	$2,074,903
Costs of sales (b)	860,933	1,028,593	1,633,594	1,888,793
Gross profit	100,992	104,762	190,806	186,110

Operating expenses:
Operating expenses (c)	57,949	55,825	116,823	107,853
General and administrative expenses	6,577	7,892	14,249	14,730
Depreciation, amortization and accretion expense	23,334	18,446	49,638	37,167
Total operating expenses	87,860	82,163	180,710	159,750
Gain (loss) on dispositions and lease terminations, net	28,365	5,578	33,402	(11,228)
Operating income	41,497	28,177	43,498	15,132
Other income, net	136	158	266	407
Interest expense	(12,569)	(14,208)	(25,413)	(24,749)
Income (loss) before income taxes	29,064	14,127	18,351	(9,210)
Income tax expense (benefit)	3,896	1,703	298	(4,094)
Net income (loss)	25,168	12,424	18,053	(5,116)
Accretion of preferred membership interests	680	672	1,345	1,329
Net income (loss) available to limited partners	$24,488	$11,752	$16,708	$(6,445)

Net earnings (loss) per common unit
Basic	$0.64	$0.31	$0.44	$(0.17)
Diluted	$0.64	$0.31	$0.44	$(0.17)

Weighted-average common units:
Basic	38,097,513	38,027,194	38,085,815	38,010,739
Diluted	39,545,478	38,199,490	38,260,908	38,010,739

Supplemental information:
(a) includes excise taxes of:	$82,903	$82,394	$156,253	$153,106
(a) includes rent income of:	15,459	17,855	32,661	37,021
(b) excludes depreciation, amortization and accretion
(b) includes rent expense of:	4,923	5,192	9,818	10,611
(c) includes rent expense of:	4,631	4,497	9,242	8,439

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

(Unaudited)

	Limited Partners' Interest Common Unitholders		AOCI	Total Equity
	Units	Dollars	Dollars	Dollars
Balance at December 31, 2024	38,059,702	$(61,371)	$7,595	$(53,776)
Net loss	—	(7,115)	—	(7,115)
Other comprehensive income
Unrealized loss on interest rate swap contracts	—	—	(3,928)	(3,928)
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(921)	(921)
Total other comprehensive loss	—	—	(4,849)	(4,849)
Comprehensive loss	—	(7,115)	(4,849)	(11,964)
Issuance of units related to 2024 Bonus Plan	7,237	165	—	165
Vesting of equity awards, net of units withheld for tax	30,574	697	—	697
Accretion of preferred membership interests	—	(665)	—	(665)
Tax effect of intra-entity transfer of assets	—	(387)	—	(387)
Distributions paid	—	(20,054)	—	(20,054)
Balance at March 31, 2025	38,097,513	$(88,730)	$2,746	$(85,984)

Net income	—	25,168	—	25,168
Other comprehensive income
Unrealized loss on interest rate swap contracts	—	—	(1,987)	(1,987)
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(931)	(931)
Total other comprehensive loss	—	—	(2,918)	(2,918)
Comprehensive income (loss)	—	25,168	(2,918)	22,250
Accretion of preferred membership interests	—	(680)	—	(680)
Distributions paid	—	(20,074)	—	(20,074)
Balance at June 30, 2025	38,097,513	$(84,316)	$(172)	$(84,488)

Balance at December 31, 2023	37,983,154	$(2,392)	$5,399	$3,007
Net loss	—	(17,540)	—	(17,540)
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	9,131	9,131
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(5,133)	(5,133)
Total other comprehensive income	—	—	3,998	3,998
Comprehensive (loss) income	—	(17,540)	3,998	(13,542)
Issuance of units related to 2023 Bonus Plan	17,136	381	—	381
Vesting of equity awards, net of units withheld for tax	26,904	598	—	598
Accretion of preferred membership interests	—	(657)	—	(657)
Distributions paid	—	(20,006)	—	(20,006)
Balance at March 31, 2024	38,027,194	$(39,616)	$9,397	$(30,219)

Net income	—	12,424	—	12,424
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	3,185	3,185
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(1,941)	(1,941)
Total other comprehensive income	—	—	1,244	1,244
Comprehensive income	—	12,424	1,244	13,668
Accretion of preferred membership interests	—	(672)	—	(672)
Distributions paid	—	(20,029)	—	(20,029)
Balance at June 30, 2024	38,027,194	$(47,893)	$10,641	$(37,252)

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$18,053	$(5,116)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion expense	49,638	37,167
Amortization of deferred financing costs	969	968
Credit loss expense	—	81
Deferred income tax benefit	(2,696)	(5,100)
Equity-based employee and director compensation expense	989	574
(Gain) loss on dispositions and lease terminations, net	(33,402)	11,228
Changes in operating assets and liabilities, net of acquisitions	4,146	(5,079)
Net cash provided by operating activities	37,697	34,723

Cash flows from investing activities:
Principal payments received on notes receivable	63	81
Proceeds from sale of assets	72,766	10,733
Capital expenditures	(21,958)	(11,411)
Lease termination payments to Applegreen, including inventory purchases	—	(25,517)
Net cash provided by (used in) investing activities	50,871	(26,114)

Cash flows from financing activities:
Borrowings under the Credit Facility	41,000	70,013
Repayments on the Credit Facility	(81,500)	(36,500)
Payments of finance lease obligations	(1,604)	(1,513)
Payments of deferred financing costs	—	(74)
Distributions paid on distribution equivalent rights	(146)	(130)
Distributions paid on common units	(39,982)	(39,905)
Net cash used in financing activities	(82,232)	(8,109)
Net increase in cash and cash equivalents	6,336	500

Cash and cash equivalents at beginning of period	3,381	4,990
Cash and cash equivalents at end of period	$9,717	$5,490

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

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2024 has been derived from our audited financial statements and notes thereto as of that date.

Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.

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

New Accounting Pronouncements Pending Adoption

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration Risk

For the six months ended June 30, 2025 and 2024, respectively, we purchased approximately 79% and 81% of our motor fuel from four suppliers. Approximately 22% and 23% of our motor fuel gallons sold for the six months ended June 30, 2025 and 2024, respectively, were delivered by our top two carriers.

For the six months ended June 30, 2025 and 2024, respectively, approximately 56% and 49% of our merchandise was purchased from one supplier.

Note 2. APPLEGREEN ACQUISITION AND LEASE TERMINATION

On January 26, 2024, we entered into an agreement (the “Applegreen Purchase Agreement”) to acquire certain assets from Applegreen Midwest, LLC and Applegreen Florida, LLC (collectively, the “Sellers”) (the “Applegreen Acquisition”). The assets were acquired via the termination of the Partnership’s existing lease agreements with the Sellers at 59 locations, for a total consideration of $16.9 million. The transaction closed on a rolling basis by site beginning in the first quarter of 2024 and ending in April 2024 and resulted in the transition of these lessee dealer sites to company operated sites. The Partnership also acquired for cash the inventory at the locations.

Of the 59 locations, 31 transitioned in the first quarter of 2024 with the remaining locations transitioning during the second quarter of 2024. During the first half of 2024, we paid $25.5 million of cash as consideration and for the purchase of inventory and recorded a non-cash write-off of deferred rent income of $1.5 million.

Note 3. ASSETS HELD FOR SALE

We have classified 31 sites and ten sites as held for sale at June 30, 2025 and December 31, 2024, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	June 30,	December 31,
	2025	2024
Land	$8,121	$4,483
Buildings and site improvements	8,014	3,866
Equipment	8,503	3,752
Total	24,638	12,101
Less accumulated depreciation	(10,562)	(3,107)
Assets held for sale	$14,076	$8,994

The Partnership has continued to focus on optimizing the class of trade for its assets, which has included divesting certain assets, often lower performing, while seeking to maintain a wholesale fuel supply relationship whenever possible. During the three and six months ended June 30, 2025, we sold 60 and 67 sites for $64.0 million and $72.6 million in proceeds, resulting in net gains of $29.7 million and $35.2 million, respectively. During the three and six months ended June 30, 2024, we sold ten sites for $11.9 million in proceeds (which includes $1.3 million of proceeds initially placed in a Section 1031 exchange escrow account), resulting in a net gain of $6.5 million.

See Note 5 for information regarding impairment charges primarily recorded upon classifying sites within assets held for sale.

Note 4. INVENTORY

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Merchandise	$34,488	$35,424
Motor fuel	24,534	27,745
Inventory	$59,022	$63,169

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Land	$279,760	$313,030
Buildings and site improvements	338,599	360,473
Leasehold improvements	19,237	18,890
Equipment	340,866	363,767
Construction in progress	7,852	6,794
Property and equipment, at cost	986,314	1,062,954
Accumulated depreciation and amortization	(399,735)	(406,654)
Property and equipment, net	$586,579	$656,300

We recorded impairment charges of $6.1 million and $0.2 million during the three months ended June 30, 2025 and 2024, and $14.9 million and $0.5 million during the six months ended June 30, 2025 and 2024, respectively, included within depreciation, amortization and accretion expenses on the statements of operations. These impairment charges were primarily related to sites initially classified within assets held for sale in connection with our ongoing real estate rationalization effort.

Note 6. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30, 2025			December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$147,528	$79,856	$67,672	$194,626	$118,800	$75,826
Trademarks/licenses	2,186	925	1,261	2,168	869	1,299
Covenant not to compete	200	104	96	200	83	117
Total intangible assets	$149,914	$80,885	$69,029	$196,994	$119,752	$77,242

Note 7. DEBT

Our balances for long-term debt and finance lease obligations were as follows (in thousands):

	June 30,	December 31,
	2025	2024
Credit Facility	$727,000	$767,500
Finance lease obligations	6,332	7,936
Total debt and finance lease obligations	733,332	775,436
Current portion	3,369	3,266
Noncurrent portion	729,963	772,170
Deferred financing costs, net	7,269	8,238
Noncurrent portion, net of deferred financing costs	$722,694	$763,932

The Credit Facility is secured by substantially all of the Partnership’s assets.

Letters of credit outstanding totaled $4.4 million and $5.3 million at June 30, 2025 and December 31, 2024, respectively.

Taking the interest rate swap contracts into account, the effective interest rate on our Credit Facility at June 30, 2025 was 6.1% (our applicable margin was 2.25% as of June 30, 2025). See Note 8 for additional information on our interest rate swap contracts.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2025, we were in compliance with our financial covenants under the Credit Facility. The amount of availability under the Credit Facility at June 30, 2025, after taking into consideration debt covenant restrictions, was $193.6 million.

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

We report the unrealized gains and losses on our interest rate swap contracts designated as highly effective cash flow hedges as a component of other comprehensive income and reclassify such gains and losses into earnings (interest expense on our statement of operations) in the same period during which the hedged interest expense is recorded. We recognized a net realized gain from settlements of the interest rate swap contracts of $0.9 million and $1.9 million for the three months ended June 30, 2025 and 2024 and $1.9 million and $7.1 million for the six months ended June 30, 2025 and 2024, respectively.

We currently estimate that a net gain of $1.7 million will be reclassified from AOCI into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Note 9. RELATED-PARTY TRANSACTIONS

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from TopStar, an entity affiliated with the Topper Group, were $9.1 million and $11.9 million for the three months ended June 30, 2025 and 2024 and $17.9 million and $22.5 million for the six months ended June 30, 2025 and 2024, respectively. Accounts receivable from TopStar was $0.9 million and $0.6 million at June 30, 2025 and December 31, 2024, respectively.

In February 2025, we purchased a property from TopStar for $0.2 million.

We lease real estate from the Topper Group. Rent expense under these lease agreements was $2.5 million for each of the three months ended June 30, 2025 and 2024 and $5.0 million and $5.1 million for the six months ended June 30, 2025 and 2024, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Omnibus Agreement

We incurred expenses under the Omnibus Agreement, including costs for store level personnel at our company operated sites as well as other cost reimbursements, totaling $32.8 million and $33.0 million for the three months ended June 30, 2025 and 2024 and $64.7 million and $60.8 million for the six months ended June 30, 2025 and 2024, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statements of operations. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Omnibus Agreement totaled $5.1 million and $5.7 million at June 30, 2025 and December 31, 2024, respectively.

Common Unit Distributions and Other Equity Transactions

We distributed $7.7 million to the Topper Group related to its ownership of our common units during each of the three months ended June 30, 2025 and 2024 and $15.4 million for each of the six months ended June 30, 2025 and 2024.

We distributed $2.6 million to affiliates of John B. Reilly, III related to their ownership of our common units during each of the three months ended June 30, 2025 and 2024 and $5.2 million for each of the six months ended June 30, 2025 and 2024.

We recorded accretion on the preferred membership interests issued in March 2022 to related parties of $0.7 million for each of the three months ended June 30, 2025 and 2024 and $1.3 million for each of the six months ended June 30, 2025 and 2024.

Maintenance and Environmental Costs

Certain maintenance and environmental remediation activities are performed by an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.4 million and $0.7 million for the three months ended June 30, 2025 and 2024 and $1.1 million and $1.7 million for the six months ended June 30, 2025 and 2024, respectively. Accounts payable to this related party amounted to $0.3 million and $0.6 million at June 30, 2025 and December 31, 2024, respectively.

Environmental Remediation Indemnification

Under an indemnification agreement, DMI reimburses us for certain environmental remediation costs incurred by the Partnership. We received $0.1 million and $0.2 million for the three months ended June 30, 2025 and 2024 and $0.2 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board. Merchandise costs amounted to $4.8 million for each of the three months ended June 30, 2025 and 2024 and $9.1 million and $9.5 million for the six months ended June 30, 2025 and 2024, respectively. Amounts payable to this related party amounted to $1.6 million and $1.4 million at June 30, 2025 and December 31, 2024, respectively.

Vehicle Lease

In connection with the services rendered under the Omnibus Agreement, we lease certain vehicles from an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. Lease expense was an insignificant amount for each of the three months ended June 30, 2025 and 2024 and $0.1 million for each of the six months ended June 30, 2025 and 2024.

Principal Executive Offices

We lease office space from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $0.3 million for each of the three months ended June 30, 2025 and 2024 and $0.6 million for each of the six months ended June 30, 2025 and 2024.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Public Relations and Website Consulting Services

We have engaged a company affiliated with John B. Reilly, III, member of the Board, for public relations and website consulting services. The cost of these services was insignificant for the three and six months ended June 30, 2025 and 2024.

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

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $8.4 million at June 30, 2025 and December 31, 2024. Indemnification assets related to state funds or insurance recorded on the balance sheet within other current assets and other noncurrent assets totaled $6.7 million and $6.3 million at June 30, 2025 and December 31, 2024, respectively. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of June 30, 2025 and December 31, 2024 due to the short-term maturity of these instruments. The fair value of borrowings under the Credit Facility approximated its carrying value as of June 30, 2025 and December 31, 2024 due to the frequency with which interest rates are reset and the consistency of the market spread.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded income tax expense (benefit) of $3.9 million and $1.7 million for the three months ended June 30, 2025 and 2024 and $0.3 million and $(4.1) million for the six months ended June 30, 2025 and 2024, respectively, as a result of the income generated (losses incurred) by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only our corporate subsidiaries are subject to income tax.

On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act, was enacted, which includes a broad range of tax reform provisions. We do not expect the impact will be material.

Note 13. NET INCOME PER COMMON UNIT

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per common unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Distributions paid on common units	$20,001	$19,964	$39,982	$39,905
Allocation of distributions in excess of net income	4,487	(8,212)	(23,274)	(46,350)
Limited partners’ interest in net income (loss) - basic	24,488	11,752	16,708	(6,445)
Accretion of preferred membership interests (a)	680	—	—	—
Limited partners’ interest in net income (loss) - diluted	$25,168	$11,752	$16,708	$(6,445)
Denominator:
Weighted-average common units outstanding - basic	38,097,513	38,027,194	38,085,815	38,010,739
Adjustment for phantom and phantom performance units (b)	174,674	172,296	175,093	—
Adjustment for preferred membership interests (a)	1,273,291	—	—	—
Weighted-average common units outstanding - diluted	39,545,478	38,199,490	38,260,908	38,010,739
Net income (loss) per common unit - basic	$0.64	$0.31	$0.44	$(0.17)
Net income (loss) per common unit - diluted	$0.64	$0.31	$0.44	$(0.17)

Distributions paid per common unit	$0.5250	$0.5250	$1.0500	$1.0500
Distributions declared (with respect to each respective period) per common unit	$0.5250	$0.5250	$1.0500	$1.0500

a)
For the three months ended June 30, 2025, dilutive units related to the preferred membership interests were included in the denominator of the calculation of diluted earnings per unit. Similarly, the accretion of the preferred membership interests was added back in the numerator of the calculation as if the preferred membership interests had been converted to common units at the beginning of the period, in which case no accretion would have been recorded.

For the six months ended June 30, 2025, 1,273,291 potentially dilutive units related to the preferred membership interests were excluded from the calculation of diluted earnings per unit because including them would have been antidilutive.

For the three and six months ended June 30, 2024, 1,258,247 potentially dilutive units related to the preferred membership interests were excluded from the calculation of diluted earnings per unit because including them would have been antidilutive.

b)
For the six months ended June 30, 2024, 173,663 potentially dilutive units related to the phantom units and performance units were excluded from the calculation of diluted units because including them would have been antidilutive.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions

Distribution activity for 2025 is as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2024	February 3, 2025	February 13, 2025	$0.5250	$19,981
March 31, 2025	May 5, 2025	May 15, 2025	0.5250	20,001
June 30, 2025	August 4, 2025	August 14, 2025	0.5250	20,012

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

During the three and six months ended June 30, 2025, respectively, we converted six and 24 sites from lessee dealer sites in the wholesale segment to company operated or commission agent sites in the retail segment, net. During the three and six months ended June 30, 2024, respectively, we converted 42 and 95 sites from lessee dealer sites in the wholesale segment to company operated or commission agent sites in the retail segment, net, including 59 sites from the Applegreen Acquisition. See Note 2 for additional information.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended June 30, 2025
Revenues from fuel sales to external customers	$399,598	$432,813	$—	$832,411
Revenues from food and merchandise sales	—	108,059	—	108,059
Rent income	11,851	3,608	—	15,459
Other revenue	1,388	4,608	—	5,996
Total revenues	412,837	549,088	—	961,925

Cost of goods sold - fuel	384,433	394,024	—	778,457
Cost of goods sold - food and merchandise	—	77,553	—	77,553
Cost of goods sold - Rent expense	3,539	1,384	—	4,923
Gross profit	24,865	76,127	—	100,992

Store labor	—	23,468	—	23,468
Maintenance and environmental costs	1,425	7,048	—	8,473
Other items (a)	5,696	20,312	1,546	27,554
Operating income (loss)	$17,744	$25,299	$(1,546)	$41,497

Three Months Ended June 30, 2024 (b)
Revenues from fuel sales to external customers	$509,335	$494,450	$—	$1,003,785
Revenues from food and merchandise sales	—	105,393	—	105,393
Rent income	14,667	3,188	—	17,855
Other revenue	1,074	5,248	—	6,322
Total revenues	525,076	608,279	—	1,133,355

Cost of goods sold - fuel	492,696	455,161	—	947,857
Cost of goods sold - food and merchandise	—	75,544	—	75,544
Cost of goods sold - Rent expense	4,262	930	—	5,192
Gross profit	28,118	76,644	—	104,762

Store labor	—	22,881	—	22,881
Maintenance and environmental costs	1,364	6,303	—	7,667
Other items (a)	5,830	19,447	20,760	46,037
Operating income (loss)	$20,924	$28,013	$(20,760)	$28,177

Six Months Ended June 30, 2025
Revenues from fuel sales to external customers	$765,359	$817,334	$—	$1,582,693
Revenues from food and merchandise sales	—	197,400	—	197,400
Rent income	25,135	7,526	—	32,661
Other revenue	2,583	9,063	—	11,646
Total revenues	793,077	1,031,323	—	1,824,400

Cost of goods sold - fuel	734,431	747,364	—	1,481,795
Cost of goods sold - food and merchandise	—	141,981	—	141,981
Cost of goods sold - Rent expense	7,127	2,691	—	9,818
Gross profit	51,519	139,287	—	190,806

Store labor	—	46,034	—	46,034
Maintenance and environmental costs	2,894	15,119	—	18,013
Other items (a)	11,397	41,379	30,485	83,261
Operating income (loss)	$37,228	$36,755	$(30,485)	$43,498

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Wholesale	Retail	Unallocated	Consolidated
Six Months Ended June 30, 2024 (b)
Revenues from fuel sales to external customers	$959,914	$884,302	$—	$1,844,216
Revenues from food and merchandise sales	—	181,825	—	181,825
Rent income	30,646	6,375	—	37,021
Other revenue	1,994	9,847	—	11,841
Total revenues	992,554	1,082,349	—	2,074,903

Cost of goods sold - fuel	928,673	818,976	—	1,747,649
Cost of goods sold - food and merchandise	—	130,533	—	130,533
Cost of goods sold - Rent expense	8,802	1,809	—	10,611
Gross profit	55,079	131,031	—	186,110

Store labor	—	41,746	—	41,746
Maintenance and environmental costs	3,567	12,650	—	16,217
Other items (a)	12,524	37,366	63,125	113,015
Operating income (loss)	$38,988	$39,269	$(63,125)	$15,132

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
(b)
In connection with the retrospective adoption of ASU 2023-07, "Improvements in Reportable Segment Disclosures," we recast our results for the three and six months ended June 30, 2024, to conform to the current year presentation.

A reconciliation from operating income to income (loss) before income taxes follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating income	$41,497	$28,177	$43,498	$15,132
Other income, net	136	158	266	407
Interest expense	(12,569)	(14,208)	(25,413)	(24,749)
Income (loss) before income taxes	$29,064	$14,127	$18,351	$(9,210)

Receivables relating to the revenue streams above are as follows (in thousands):

	June 30,	December 31,
	2025	2024
Receivables from fuel and merchandise sales	$31,677	$30,115
Receivables for rent and other lease-related charges	1,546	2,122
Total accounts receivable	$33,223	$32,237

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

The balance of unamortized costs incurred to obtain certain contracts with customers was $9.8 million and $8.9 million at June 30, 2025 and December 31, 2024, respectively. Amortization of such costs is recorded against operating revenues and amounted to $0.5 million for each of the three months ended June 30, 2025 and 2024 and $1.0 million for each of the six months ended June 30, 2025 and 2024, respectively.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
(Increase) decrease:
Accounts receivable	$(229)	$(7,832)
Accounts receivable from related parties	(219)	349
Inventories	2,426	(3,045)
Other current assets	654	2,405
Other assets	(1,008)	1,497
Increase (decrease):
Accounts payable	390	3,829
Accounts payable to related parties	(806)	(2,856)
Accrued expenses and other current liabilities	2,485	1,396
Motor fuel and taxes payable	48	(565)
Other long-term liabilities	405	(257)
Changes in operating assets and liabilities, net of acquisitions	$4,146	$(5,079)

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions and other non-cash activity.

Supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for interest	$24,648	$23,085
Cash paid for income taxes, net of refunds	2,799	96

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Six Months Ended June 30,
	2025	2024
Accrued capital expenditures	$2,840	$3,547
Lease liabilities arising from obtaining right-of-use assets	6,455	7,774
Accretion of preferred membership interests	1,345	1,329

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

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenues	$961,925	$1,133,355	$1,824,400	$2,074,903
Costs of sales	860,933	1,028,593	1,633,594	1,888,793
Gross profit	100,992	104,762	190,806	186,110

Operating expenses:
Operating expenses	57,949	55,825	116,823	107,853
General and administrative expenses	6,577	7,892	14,249	14,730
Depreciation, amortization and accretion expense	23,334	18,446	49,638	37,167
Total operating expenses	87,860	82,163	180,710	159,750
Gain (loss) on dispositions and lease terminations, net	28,365	5,578	33,402	(11,228)
Operating income	41,497	28,177	43,498	15,132
Other income, net	136	158	266	407
Interest expense	(12,569)	(14,208)	(25,413)	(24,749)
Income (loss) before income taxes	29,064	14,127	18,351	(9,210)
Income tax expense (benefit)	3,896	1,703	298	(4,094)
Net income (loss)	25,168	12,424	18,053	(5,116)
Accretion of preferred membership interests	680	672	1,345	1,329
Net income (loss) available to limited partners	$24,488	$11,752	$16,708	$(6,445)

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Operating revenues decreased $171 million (15%) and operating income increased $13 million (47%). Significant items impacting these results were:

Operating revenues

Revenues from fuel sales decreased $171 million (17%) due primarily to a 13% decrease in our consolidated average fuel selling price. The average spot price of WTI crude oil decreased 21% to $64.57 per barrel for the second quarter of 2025, compared to $81.81 per barrel for the second quarter of 2024. In addition, volume decreased 4% due to the net loss of independent dealer contracts and a reduction in volume in our base business.

Cost of sales

Cost of sales decreased $168 million (16%) due primarily to a lower cost per gallon and lower volume driven by the same drivers as discussed above.

Gross profit

Gross profit decreased $3.8 million (4%) due primarily driven by a decrease in aggregate motor fuel gross profit and rent gross profit in our wholesale segment. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses decreased $1.3 million (17%) primarily driven by lower acquisition-related costs, legal fees, and equity compensation expense.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $4.9 million (26%) primarily due to a $6.0 million increase in impairment charges, partially offset by the impact of assets becoming fully depreciated.

Gain (loss) on dispositions and lease terminations, net

During the three months ended June 30, 2025, we recorded $29.7 million in net gains in connection with our ongoing real estate rationalization effort, partially offset by $1.3 million of net losses on lease terminations and asset disposals.

During the three months ended June 30, 2024, we recorded a $6.5 million net gain in connection with our ongoing real estate rationalization effort, partially offset by $0.9 million of net losses on lease terminations and asset disposals, including non-cash write-offs of deferred rent income.

Interest expense

Interest expense decreased $1.6 million (12%) due to a lower average SOFR rate along with a lower average outstanding debt balance resulting from applying the proceeds from site sales to our Credit Facility.

Income tax expense

We recorded income tax expense of $0.7 million and $1.7 million for the three months ended June 30, 2025 and 2024, respectively, driven by income generated by our taxable subsidiaries.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Operating revenues decreased $251 million (12%) and operating income increased $28 million. Significant items impacting these results were:

Operating revenues

Revenues from fuel sales decreased $262 million (14%) due primarily to a 10% decrease in our consolidated average fuel selling price. The average spot price of WTI crude oil decreased 15% to $68.12 per barrel for the first half of 2025, compared to $79.69 per barrel for the first half of 2024. In addition, volume decreased 5% due to the net loss of independent dealer contracts and a reduction in volume in our base business. The decrease in fuel sales was partially offset by a $16 million (9%) increase in merchandise revenues driven by an increase in our average company operated site count due to the conversion of certain lessee dealer sites to company operated sites.

Cost of sales

Cost of sales decreased $255 million (14%), due primarily to a lower cost per gallon and lower volume, partially offset by an increase in merchandise cost of sales driven by the same drivers as discussed above.

Gross profit

Gross profit increased $4.7 million (3%), which was primarily driven by an increase in motor fuel and merchandise gross profit in our retail segment, partially offset by a decrease in rent gross profit in our wholesale segment. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses decreased $0.5 million (3%) primarily driven by lower acquisition-related costs and legal fees, partially offset by higher management fees and equity incentive compensation expense.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $12.5 million (34%) primarily due to a $14.4 million increase in impairment charges, partially offset by the impact of assets becoming fully depreciated.

Gain (loss) on dispositions and lease terminations, net

During the six months ended June 30, 2025, we recorded $35.2 million in net gains in connection with our ongoing real estate rationalization effort, partially offset by $1.8 million of net losses on lease terminations and asset disposals.

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

Interest expense

Interest expense increased $0.7 million (3%) due to the maturity of three of our most favorable interest rate swap contracts on April 1, 2024, partially offset by the impact of a lower average SOFR rate.

Income tax benefit

We recorded an income tax benefit of $2.9 million and $4.1 million for the six months ended June 30, 2025 and 2024, respectively, driven by losses incurred by our taxable subsidiaries.

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

Retail

The following table highlights the results of operations and certain operating metrics of our retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands, except for the number of retail sites and per gallon amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross profit:
Motor fuel	$38,789	$39,289	$69,970	$65,326
Merchandise	30,506	29,849	55,419	51,292
Rent	2,224	2,258	4,835	4,566
Other revenue	4,608	5,248	9,063	9,847
Total gross profit	76,127	76,644	139,287	131,031
Operating expenses	(50,828)	(48,631)	(102,532)	(91,762)
Operating income	$25,299	$28,013	$36,755	$39,269

Retail sites (end of period):
Company operated retail sites (a)	361	372	361	372
Commission agents (b)	236	217	236	217
Total retail sites	597	589	597	589

Total retail segment statistics:
Volume of gallons sold	141,683	143,016	268,216	264,733
Average retail fuel sites	603	576	600	545
Margin per gallon, before deducting credit card fees and commissions	0.370	0.373	0.355	0.343

Company operated site statistics:
Average retail fuel sites	368	365	367	340
Margin per gallon, before deducting credit card fees	$0.395	$0.397	$0.385	$0.365
Merchandise gross profit percentage	28.2%	28.3%	28.1%	28.2%

Commission site statistics:
Average retail fuel sites	235	211	233	205
Margin per gallon, before deducting credit card fees and commissions	$0.313	$0.315	$0.289	$0.292

(a)
The decrease in the company operated site count was primarily attributable to the sale of certain company operated sites in connection with our real estate rationalization effort, partially offset by the conversion of certain lessee dealer sites to company operated sites.
(b)
The increase in the commission agent site count was primarily attributable to the conversion of certain lessee dealer sites to commission agent sites, partially offset by the sale of certain commission agent sites in connection with our real estate rationalization effort.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Gross profit decreased $0.5 million (1%) and operating income decreased $2.7 million (10%). These results were impacted by:

Gross profit

•
Our motor fuel gross profit decreased $0.5 million (1%), attributable to a 1% decrease in our margin per gallon for the three months ended June 30, 2025 as compared to the same period in 2024, driven by movements in crude oil prices within the two periods. In addition, volume decreased 1% due to the net impact of the sale of certain company operated and commission agent sites and a decrease in volume in our base business, partially offset by the conversion of certain lessee dealer sites to company operated and commission agent sites.
•
Our merchandise gross profit increased $0.7 million (2%) due primarily to the transition of certain merchandise products from a scan-based trading model (whereby a third party owns the inventory and we record a commission in other revenues) to a gross profit model (whereby we own the inventory and record merchandise sales and cost of sales). In addition, merchandise gross profit increased due to the net impact of an increase in the average company operated site count due to the conversion of certain lessee dealer sites to company operated sites and an increase in sales in our base business, partially offset by the sale of certain company operated sites.
•
Other revenues decreased $0.6 million (12%) primarily due to the transition of certain merchandise products from a scan-based trading model to a gross profit model as further described above.

Operating expenses

Operating expenses increased $2.2 million (5%) driven by a 5% increase in the average retail site count due to the conversion of certain lessee dealer sites to company operated and commission agent sites, partially offset by the sale of certain company operated and commission agent sites in connection with our real estate rationalization effort.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Gross profit increased $8.3 million (6%) and operating income decreased $2.5 million (6%). These results were impacted by:

Gross profit

•
Our motor fuel gross profit increased $4.6 million (7%), attributable to a 4% increase in our margin per gallon for the six months ended June 30, 2025 as compared to the same period in 2024, driven by movements in crude oil prices within the two periods. In addition, volume increased 1% due primarily to an increase in the average retail site count due to the conversion of certain lessee dealer sites to company operated and commission agent sites, partially offset by a decrease in volume in our base business as well as the sale of certain company operated and commission agent sites in connection with our real estate rationalization effort.
•
Our merchandise gross profit increased $4.1 million (8%), driven by an increase in the average company operated site count due to the conversion of certain lessee dealer sites to company operated sites, partially offset by the sale of certain company operated sites in connection with our real estate rationalization effort. A portion of the increase was also driven by the transition of certain merchandise products from a scan-based trading model (whereby a third party owns the inventory and we record a commission in other revenues) to a gross profit model (whereby we own the inventory and record merchandise sales and cost of sales).
•
Other revenues decreased $0.8 million (8%) due to primarily the transition of certain merchandise products from a scan-based trading model to a gross profit model as further described above.

Operating expenses

Operating expenses increased $10.8 million (12%) driven by a 10% increase in the average retail site count due to the conversion of certain lessee dealer sites to company operated and commission agent sites, partially offset by the sale of certain company operated and commission agent sites in connection with our real estate rationalization effort.

Wholesale

The following table highlights the results of operations and certain operating metrics of our wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross profit:
Motor fuel gross profit	$15,165	$16,639	$30,928	$31,241
Rent gross profit	8,312	10,405	18,008	21,844
Other revenues	1,388	1,074	2,583	1,994
Total gross profit	24,865	28,118	51,519	55,079
Operating expenses	(7,121)	(7,194)	(14,291)	(16,091)
Operating income	$17,744	$20,924	$37,228	$38,988

Motor fuel distribution sites (end of period): (a)
Independent dealers (b)	639	618	639	618
Lessee dealers (c)	365	457	365	457
Total motor fuel distribution sites	1,004	1,075	1,004	1,075

Average motor fuel distribution sites	1,009	1,096	1,021	1,134

Volume of gallons distributed	179,241	192,111	342,159	376,136

Margin per gallon	$0.085	$0.087	$0.090	$0.083

(a)
In addition, we distributed motor fuel to sub-wholesalers who distributed to additional sites.
(b)
The increase in the independent dealer site count was primarily attributable to the sale of certain lessee dealer and commission agent sites but with continued fuel supply, partially offset by the net loss of independent dealer contracts.
(c)
The decrease in the lessee dealer site count was primarily attributable to the sale of certain lessee dealer sites in connection with our real estate rationalization effort (generally with continued fuel supply, thereby converting the site to an independent dealer site) as well as the conversion of certain lessee dealer sites to company operated and commission agent sites.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Gross profit decreased $3.3 million (12%) and operating income decreased $3.2 million (15%). These results were impacted by:

Motor fuel gross profit

The $1.5 million (9%) decrease in motor fuel gross profit was primarily due to a 7% decrease in volume driven by the conversion of certain lessee dealer sites to company operated and commission agent sites, the net loss of independent dealer contracts and a decrease in volume in our base business. These decreases were partially offset by the sale of certain company operated and commission agent sites but with continued fuel supply, thereby converting the site to an independent dealer site and for which the volume is included in the wholesale segment. In addition, our average fuel margin per gallon decreased 2% as compared to the same period of 2024, driven by lower prompt payment discounts associated with lower crude oil prices, partially offset by better sourcing costs.

Rent gross profit

Rent gross profit decreased $2.1 million (20%) for the second quarter of 2025 compared to the same period of 2024, primarily due to the sale of certain lessee dealer sites in connection with our real estate rationalization effort as well as the conversion of certain lessee dealer sites to company operated and commission agent sites.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Gross profit decreased $3.6 million (6%) and operating income decreased $1.8 million (5%). These results were impacted by:

Motor fuel gross profit

The $0.3 million (1%) decrease in motor fuel gross profit was primarily due to a 9% decrease in volume driven by the conversion of certain lessee dealer sites to company operated and commission agent sites, the net loss of independent dealer contracts and a decrease in volume in our base business. These decreases were partially offset by the sale of certain company operated and commission agent sites but with continued fuel supply, thereby converting the site to an independent dealer site and for which the volume is included in the wholesale segment. In addition, our average fuel margin per gallon increased 9% as compared to the same period of 2024, driven by better sourcing costs, partially offset by lower prompt payment discounts associated with lower crude oil prices.

Rent gross profit

Rent gross profit decreased $3.8 million (18%), primarily due to the sale of certain lessee dealer sites in connection with our real estate rationalization effort as well as the conversion of certain lessee dealer sites to company operated and commission agent sites.

Operating expenses

Operating expenses decreased $1.8 million (11%), primarily due to the sale of certain lessee dealer sites in connection with our real estate rationalization effort, as well as the conversion of certain lessee dealer sites to company operated and commission agent sites.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income (loss), the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for Distribution Coverage Ratio):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$25,168	$12,424	$18,053	$(5,116)
Interest expense	12,569	14,208	25,413	24,749
Income tax expense (benefit)	3,896	1,703	298	(4,094)
Depreciation, amortization and accretion expense	23,334	18,446	49,638	37,167
EBITDA	64,967	46,781	93,402	52,706
Equity-based employee and director compensation expense	176	369	989	574
(Gain) loss on dispositions and lease terminations, net (a)	(28,365)	(5,578)	(33,402)	11,228
Acquisition-related costs (b)	305	998	363	1,630
Adjusted EBITDA	37,083	42,570	61,352	66,138
Cash interest expense	(12,085)	(13,723)	(24,444)	(23,781)
Sustaining capital expenditures (c)	(2,550)	(1,926)	(5,271)	(3,568)
Current income tax expense (d)	(52)	(870)	(146)	(1,007)
Distributable Cash Flow	$22,396	$26,051	$31,491	$37,782
Distributions paid on common units	20,001	19,964	39,982	39,905
Distribution Coverage Ratio	1.12x	1.30x	0.79x	0.95x

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
(d)
Excludes current income tax expense incurred on the sale of sites.

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

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$37,697	$34,723
Net cash provided by (used in) investing activities	50,871	(26,114)
Net cash used in financing activities	(82,232)	(8,109)

Operating Activities

Net cash provided by operating activities increased $3 million for the six months ended June 30, 2025 compared to the same period in 2024. This increase was primarily due to a $9 million net generation of cash flow from changes in working capital, stemming from timing of settlement of rebates owed by our fuel suppliers and improved inventory management, partially offset by higher interest expense driven by the maturity of three of our most favorable interest rate swap contracts on April 1, 2024.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as compared to the shorter settlement of receivables for fuel, rent and merchandise.

Investing Activities

We incurred capital expenditures of $22 million and $11 million for the six months ended June 30, 2025 and 2024, respectively. We received $73 million and $11 million in proceeds primarily from the sale of sites in connection with our real estate rationalization effort for the six months ended June 30, 2025 and 2024, respectively. We paid $26 million to Applegreen related to lease terminations and inventory purchases during the six months ended June 30, 2024.

Financing Activities

We paid $40 million in distributions for each of the six months ended June 30, 2025 and 2024. For the six months ended June 30, 2025 and 2024, we made total net (repayments) borrowings on our Credit Facility of $(41) million and $34 million, respectively.

Distributions

Distribution activity for 2025 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2024	February 3, 2025	February 13, 2025	$0.5250	$19,981
March 31, 2025	May 5, 2025	May 15, 2025	0.5250	20,001
June 30, 2025	August 4, 2025	August 14, 2025	0.5250	20,012

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Debt

As of June 30, 2025, our debt and finance lease obligations consisted of the following (in thousands):

Credit Facility	$727,000
Finance lease obligations	6,332
Total debt and finance lease obligations	733,332
Current portion	3,369
Noncurrent portion	729,963
Deferred financing costs, net	7,269
Noncurrent portion, net of deferred financing costs	$722,694

Taking the interest rate swap contracts into account, the effective interest rate on our Credit Facility at June 30, 2025 was 6.1% (our applicable margin was 2.25% as of June 30, 2025). Letters of credit outstanding at June 30, 2025 totaled $4.4 million.

The amount of availability under our Credit Facility at August 1, 2025, after taking into consideration debt covenant restrictions, was $200.7 million.

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

The following table outlines our capital expenditures (in thousands):

	Six Months Ended June 30,
	2025	2024
Sustaining capital	$5,271	$3,568
Growth	16,687	7,843
Lease termination payments to Applegreen, including inventory purchases	—	25,517
Total capital expenditures, including lease termination payments to Applegreen	$21,958	$36,928

A significant portion of our growth capital expenditures are discretionary and we regularly review our capital plans in light of anticipated proceeds from sales of sites. The increase in growth capital expenditures for the first half of 2025 as compared to the same period of the prior year was primarily driven by investments in our company operated sites and included targeted material renovations as well as projects to increase food offerings.

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
•
As part of our evaluation of the highest and best use class of trade for each of our properties, we anticipate continuing to divest certain assets, often lower performing properties. These sales are likely to continue to generate gains or impairment charges depending on the site, and may result in reductions in gross profit in the wholesale and retail segments. For many of these divestitures, we anticipate continuing to supply the sites with fuel through long-term supply contracts. Further, due to using the proceeds of these sales to pay down borrowings on our Credit Facility, we anticipate a decrease in our interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 6, 2025