Form 10-Q
period 2025-09-30
CrossAmerica Partners LP
filed 2025-11-05
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had outstanding 38,120,481 common units.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$5,766	$3,381
Accounts receivable, net of allowances of $635 and $757, respectively	34,058	31,603
Accounts receivable from related parties	514	634
Inventory	60,967	63,169
Assets held for sale	6,120	8,994
Current portion of interest rate swap contracts	1,412	2,958
Other current assets	8,519	8,091
Total current assets	117,356	118,830
Property and equipment, net	568,888	656,300
Right-of-use assets, net	124,683	136,430
Intangible assets, net	65,095	77,242
Goodwill	99,409	99,409
Deferred tax assets	1,379	1,001
Interest rate swap contracts, less current portion	325	5,133
Other assets	21,802	20,380
Total assets	$998,937	$1,114,725

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$3,412	$3,266
Current portion of operating lease obligations	34,210	35,065
Accounts payable	71,720	73,986
Accounts payable to related parties	7,057	7,729
Current portion of interest rate swap contracts	480	—
Accrued expenses and other current liabilities	28,705	24,044
Motor fuel and sales taxes payable	18,630	18,756
Total current liabilities	164,214	162,846
Debt and finance lease obligations, less current portion	700,792	763,932
Operating lease obligations, less current portion	94,911	106,296
Deferred tax liabilities, net	5,271	7,424
Asset retirement obligations	45,242	48,251
Interest rate swap contracts, less current portion	1,835	311
Other long-term liabilities	48,628	50,448
Total liabilities	1,060,893	1,139,508

Commitments and contingencies (Note 10)

Preferred membership interests	29,773	28,993

Equity:
Common units— 38,120,481 and 38,059,702 units issued and outstanding at September 30, 2025 and December 31, 2024, respectively	(91,013)	(61,371)
Accumulated other comprehensive (loss) income	(716)	7,595
Total equity	(91,729)	(53,776)
Total liabilities and equity	$998,937	$1,114,725

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except unit and per unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenues (a)	$971,847	$1,079,163	$2,796,247	$3,154,066
Costs of sales (b)	867,077	967,937	2,500,671	2,856,730
Gross profit	104,770	111,226	295,576	297,336

Operating expenses:
Operating expenses (c)	57,541	60,766	174,364	168,619
General and administrative expenses	6,496	7,310	20,745	22,040
Depreciation, amortization and accretion expense	20,033	20,736	69,671	57,903
Total operating expenses	84,070	88,812	264,780	248,562
Gain (loss) on dispositions and lease terminations, net	7,387	4,682	40,789	(6,546)
Operating income	28,087	27,096	71,585	42,228
Other income, net	152	197	418	604
Interest expense	(11,786)	(14,169)	(37,199)	(38,918)
Income before income taxes	16,453	13,124	34,804	3,914
Income tax expense (benefit)	2,865	2,416	3,163	(1,678)
Net income	13,588	10,708	31,641	5,592
Accretion of preferred membership interests	696	582	2,041	1,911
Net income available to limited partners	$12,892	$10,126	$29,600	$3,681

Earnings per common unit
Basic	$0.34	$0.27	$0.78	$0.10
Diluted	$0.34	$0.27	$0.77	$0.10

Weighted-average common units:
Basic	38,112,342	38,041,815	38,094,754	38,021,173
Diluted	38,268,579	38,200,833	38,254,986	38,181,684

Supplemental information:
(a) includes excise taxes of:	$83,041	$86,108	$239,295	$239,215
(a) includes rent income of:	15,167	16,938	47,828	53,959
(b) excludes depreciation, amortization and accretion
(b) includes rent expense of:	4,834	5,010	14,652	15,621
(c) includes rent expense of:	4,732	4,533	13,974	12,972

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

(Unaudited)

	Limited Partners' Interest Common Unitholders		AOCI	Total Equity
	Units	Dollars	Dollars	Dollars
Balance at June 30, 2025	38,097,513	$(84,316)	$(172)	$(84,488)
Net income	—	13,588	—	13,588
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	397	397
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(941)	(941)
Total other comprehensive loss	—	—	(544)	(544)
Comprehensive income (loss)	—	13,588	(544)	13,044
Vesting of equity awards, net of units withheld for tax	22,968	495	—	495
Accretion of preferred membership interests	—	(696)	—	(696)
Distributions paid	—	(20,084)	—	(20,084)
Balance at September 30, 2025	38,120,481	$(91,013)	$(716)	$(91,729)

Balance at June 30, 2024	38,027,194	$(47,893)	$10,641	$(37,252)
Net income	—	10,708	—	10,708
Other comprehensive income
Unrealized loss on interest rate swap contracts	—	—	(10,310)	(10,310)
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(1,958)	(1,958)
Total other comprehensive loss	—	—	(12,268)	(12,268)
Comprehensive income (loss)	—	10,708	(12,268)	(1,560)
Vesting of equity awards, net of units withheld for tax	19,494	392	—	392
Accretion of preferred membership interests	—	(582)	—	(582)
Distributions paid	—	(20,039)	—	(20,039)
Balance at September 30, 2024	38,046,688	$(57,414)	$(1,627)	$(59,041)

Balance at December 31, 2024	38,059,702	$(61,371)	$7,595	$(53,776)
Net income	—	31,641	—	31,641
Other comprehensive income
Unrealized loss on interest rate swap contracts	—	—	(5,518)	(5,518)
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(2,793)	(2,793)
Total other comprehensive loss	—	—	(8,311)	(8,311)
Comprehensive income (loss)	—	31,641	(8,311)	23,330
Issuance of units related to 2024 Bonus Plan	7,237	165	—	165
Vesting of equity awards, net of units withheld for tax	53,542	1,192	—	1,192
Accretion of preferred membership interests	—	(2,041)	—	(2,041)
Tax effect of intra-entity transfer of assets	—	(387)	—	(387)
Distributions paid	—	(60,212)	—	(60,212)
Balance at September 30, 2025	38,120,481	$(91,013)	$(716)	$(91,729)

Balance at December 31, 2023	37,983,154	$(2,392)	$5,399	$3,007
Net income	—	5,592	—	5,592
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	2,006	2,006
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(9,032)	(9,032)
Total other comprehensive loss	—	—	(7,026)	(7,026)
Comprehensive income (loss)	—	5,592	(7,026)	(1,434)
Issuance of units related to 2023 Bonus Plan	17,136	381	—	381
Vesting of equity awards, net of units withheld for taxes	46,398	990	—	990
Accretion of preferred membership interests	—	(1,911)	—	(1,911)
Distributions paid	—	(60,074)	—	(60,074)
Balance at September 30, 2024	38,046,688	$(57,414)	$(1,627)	$(59,041)

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$31,641	$5,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	69,671	57,903
Amortization of deferred financing costs	1,453	1,452
Credit loss expense	—	81
Deferred income tax benefit	(2,918)	(4,770)
Equity-based employee and director compensation expense	1,353	1,134
(Gain) loss on dispositions and lease terminations, net	(40,789)	6,546
Changes in operating assets and liabilities, net of acquisitions	1,654	8,734
Net cash provided by operating activities	62,065	76,672

Cash flows from investing activities:
Principal payments received on notes receivable	92	117
Proceeds from sale of assets	94,788	17,969
Capital expenditures	(28,657)	(19,131)
Lease termination payments to Applegreen, including inventory purchases	—	(25,517)
Net cash provided by (used in) investing activities	66,223	(26,562)

Cash flows from financing activities:
Borrowings under the Credit Facility	49,000	90,919
Repayments on the Credit Facility	(111,000)	(74,500)
Payments of finance lease obligations	(2,430)	(2,294)
Payments of deferred financing costs	—	(74)
Distributions paid on distribution equivalent rights	(218)	(194)
Income tax distributions paid on preferred membership interests	(1,261)	(1,312)
Distributions paid on common units	(59,994)	(59,880)
Net cash used in financing activities	(125,903)	(47,335)
Net increase in cash and cash equivalents	2,385	2,775

Cash and cash equivalents at beginning of period	3,381	4,990
Cash and cash equivalents at end of period	$5,766	$7,765

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

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2024 has been derived from our audited financial statements and notes thereto as of that date.

Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration Risk

For the nine months ended September 30, 2025 and 2024, respectively, we purchased approximately 79% and 81% of our motor fuel from four suppliers. Approximately 22% of our motor fuel gallons sold for each of the nine months ended September 30, 2025 and 2024 were delivered by our top two carriers.

For the nine months ended September 30, 2025 and 2024, respectively, approximately 52% and 48% of our merchandise was purchased from one supplier.

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

Note 3. ASSETS HELD FOR SALE

We have classified 14 sites and ten sites as held for sale at September 30, 2025 and December 31, 2024, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	September 30,	December 31,
	2025	2024
Land	$3,625	$4,483
Buildings and site improvements	2,591	3,866
Equipment	3,475	3,752
Total	9,691	12,101
Less accumulated depreciation	(3,571)	(3,107)
Assets held for sale	$6,120	$8,994

The Partnership has continued to focus on optimizing the class of trade for its assets, which has included divesting certain assets, often lower performing, while seeking to maintain a wholesale fuel supply relationship whenever possible. During the three and nine months ended September 30, 2025, we sold 29 and 96 sites for $21.9 million and $94.5 million in proceeds, resulting in net gains of $7.4 million and $42.5 million, respectively. During the three and nine months ended September 30, 2024, we sold nine and 19 sites for $7.2 million and $19.0 million in proceeds, resulting in net gains of $5.3 million and $11.8 million, respectively. The proceeds for the nine months ended September 30, 2024 include $1.3 million of proceeds initially placed in a Section 1031 exchange escrow account.

See Note 5 for information regarding impairment charges primarily recorded upon classifying sites within assets held for sale.

Note 4. INVENTORY

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Merchandise	$34,709	$35,424
Motor fuel	26,258	27,745
Inventory	$60,967	$63,169

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Land	$273,851	$313,030
Buildings and site improvements	335,731	360,473
Leasehold improvements	20,301	18,890
Equipment	342,007	363,767
Construction in progress	4,450	6,794
Property and equipment, at cost	976,340	1,062,954
Accumulated depreciation and amortization	(407,452)	(406,654)
Property and equipment, net	$568,888	$656,300

We recorded impairment charges of $4.2 million and $3.2 million during the three months ended September 30, 2025 and 2024, and $19.2 million and $3.7 million during the nine months ended September 30, 2025 and 2024, respectively, included within depreciation, amortization and accretion expenses on the statements of operations. These impairment charges were primarily related to sites initially classified within assets held for sale in connection with our ongoing real estate rationalization effort.

Note 6. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	September 30, 2025			December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$147,528	$83,787	$63,741	$194,626	$118,800	$75,826
Trademarks/licenses	2,220	953	1,267	2,168	869	1,299
Covenant not to compete	200	113	87	200	83	117
Total intangible assets	$149,948	$84,853	$65,095	$196,994	$119,752	$77,242

Note 7. DEBT

Our balances for long-term debt and finance lease obligations were as follows (in thousands):

	September 30,	December 31,
	2025	2024
Credit Facility	$705,500	$767,500
Finance lease obligations	5,489	7,936
Total debt and finance lease obligations	710,989	775,436
Current portion	3,412	3,266
Noncurrent portion	707,577	772,170
Deferred financing costs, net	6,785	8,238
Noncurrent portion, net of deferred financing costs	$700,792	$763,932

The Credit Facility is secured by substantially all of the Partnership’s assets.

Letters of credit outstanding totaled $4.4 million and $5.3 million at September 30, 2025 and December 31, 2024, respectively.

Taking the interest rate swap contracts into account, the effective interest rate on our Credit Facility was 5.8% (with an applicable margin of 2.00%) and 6.2% (with an applicable margin of 2.25%) at September 30, 2025 and December 31, 2024, respectively. See Note 8 for additional information on our interest rate swap contracts.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2025, we were in compliance with our financial covenants under the Credit Facility. The amount of availability under the Credit Facility at September 30, 2025, after taking into consideration debt covenant restrictions, was $215.1 million.

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

We report the unrealized gains and losses on our interest rate swap contracts designated as highly effective cash flow hedges as a component of other comprehensive income and reclassify such gains and losses into earnings (interest expense on our statement of operations) in the same period during which the hedged interest expense is recorded. We recognized a net realized gain from settlements of the interest rate swap contracts of $0.9 million and $2.0 million for the three months ended September 30, 2025 and 2024 and $2.8 million and $9.0 million for the nine months ended September 30, 2025 and 2024, respectively.

We currently estimate that a net gain of $0.8 million will be reclassified from AOCI into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Note 9. RELATED-PARTY TRANSACTIONS

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from TopStar, an entity affiliated with the Topper Group, were $9.4 million and $10.9 million for the three months ended September 30, 2025 and 2024 and $27.3 million and $33.4 million for the nine months ended September 30, 2025 and 2024, respectively. Accounts receivable from TopStar was $0.5 million and $0.6 million at September 30, 2025 and December 31, 2024, respectively.

In February 2025, we purchased a property from TopStar for $0.2 million.

We lease real estate from the Topper Group. Rent expense under these lease agreements was $2.4 million and $2.6 million for the three months ended September 30, 2025 and 2024 and $7.4 million and $7.6 million for the nine months ended September 30, 2025 and 2024, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Omnibus Agreement

We incurred expenses under the Omnibus Agreement, including costs for store level personnel at our company operated sites as well as other cost reimbursements, totaling $32.5 million and $32.6 million for the three months ended September 30, 2025 and 2024 and $97.1 million and $93.5 million for the nine months ended September 30, 2025 and 2024, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statements of operations. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Omnibus Agreement totaled $5.0 million and $5.7 million at September 30, 2025 and December 31, 2024, respectively.

Common Unit Distributions and Other Equity Transactions

We distributed $7.7 million to the Topper Group related to its ownership of our common units during each of the three months ended September 30, 2025 and 2024 and $23.1 million for each of the nine months ended September 30, 2025 and 2024.

We distributed $2.6 million to affiliates of John B. Reilly, III related to their ownership of our common units during each of the three months ended September 30, 2025 and 2024 and $7.9 million for each of the nine months ended September 30, 2025 and 2024.

We recorded accretion on the preferred membership interests issued in March 2022 to related parties of $0.7 million and $0.6 million for the three months ended September 30, 2025 and 2024, and $2.0 million and $1.9 million for the nine months ended September 30, 2025 and 2024, respectively. We paid income tax distributions of $1.3 million related to the preferred membership interests for each of the three and nine months ended September 30, 2025 and 2024.

Maintenance and Environmental Costs

Certain maintenance and environmental remediation activities are performed by an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.6 million and $0.7 million for the three months ended September 30, 2025 and 2024 and $1.7 million and $2.4 million for the nine months ended September 30, 2025 and 2024, respectively. Accounts payable to this related party amounted to $0.4 million and $0.6 million at September 30, 2025 and December 31, 2024, respectively.

Environmental Remediation Indemnification

Under an indemnification agreement, DMI reimburses us for certain environmental remediation costs incurred by the Partnership. We received $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024 and $0.4 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board. Merchandise costs amounted to $5.2 million and $5.1 million for the three months ended September 30, 2025 and 2024 and $14.3 million and $14.5 million for the nine months ended September 30, 2025 and 2024, respectively. Amounts payable to this related party amounted to $1.7 million and $1.4 million at September 30, 2025 and December 31, 2024, respectively.

Vehicle Lease

In connection with the services rendered under the Omnibus Agreement, we lease certain vehicles from an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. Lease expense was an insignificant amount for each of the three months ended September 30, 2025 and 2024 and $0.1 million for each of the nine months ended September 30, 2025 and 2024.

Principal Executive Offices

We lease office space from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $0.3 million for each of the three months ended September 30, 2025 and 2024 and $0.8 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Public Relations and Website Consulting Services

We have engaged a company affiliated with John B. Reilly, III, member of the Board, for public relations and website consulting services. The cost of these services was insignificant for the three and nine months ended September 30, 2025 and 2024.

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

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $9.0 million and $8.4 million at September 30, 2025 and December 31, 2024, respectively. Indemnification assets related to state funds or insurance recorded on the balance sheet within other current assets and other noncurrent assets totaled $7.3 million and $6.3 million at September 30, 2025 and December 31, 2024, respectively. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of September 30, 2025 and December 31, 2024 due to the short-term maturity of these instruments. The fair value of borrowings under the Credit Facility approximated its carrying value as of September 30, 2025 and December 31, 2024 due to the frequency with which interest rates are reset and the consistency of the market spread.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded income tax expense (benefit) of $2.9 million and $2.4 million for the three months ended September 30, 2025 and 2024 and $3.2 million and $(1.7) million for the nine months ended September 30, 2025 and 2024, respectively, as a result of the income generated (losses incurred) by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only our corporate subsidiaries are subject to income tax.

On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act (the Act), was enacted, which includes a broad range of tax reform provisions. While certain provisions of the Act have and will continue to affect the timing of cash payments in 2025 and future years, there has not been nor do we anticipate a material impact on our financial statements.

Note 13. NET INCOME PER COMMON UNIT

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per common unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Distributions paid on common units	$20,012	$19,975	$59,994	$59,880
Allocation of distributions in excess of net income	(7,120)	(9,849)	(30,394)	(56,199)
Limited partners’ interest in net income - basic	$12,892	$10,126	$29,600	$3,681
Denominator:
Weighted-average common units outstanding - basic	38,112,342	38,041,815	38,094,754	38,021,173
Adjustment for phantom and phantom performance units (a)	156,237	159,018	160,232	160,511
Weighted-average common units outstanding - diluted	38,268,579	38,200,833	38,254,986	38,181,684
Net income per common unit - basic	$0.34	$0.27	$0.78	$0.10
Net income per common unit - diluted	$0.34	$0.27	$0.77	$0.10

Distributions paid per common unit	$0.5250	$0.5250	$1.5750	$1.5750
Distributions declared (with respect to each respective period) per common unit	$0.5250	$0.5250	$1.5750	$1.5750

a)
For the three and nine months ended September 30, 2025 and 2024, respectively, 1,301,940 and 1,245,117 potentially dilutive units related to the preferred membership interests were excluded from the calculation of diluted earnings per unit because including them would have been antidilutive.

Distributions

Distribution activity for 2025 is as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2024	February 3, 2025	February 13, 2025	$0.5250	$19,981
March 31, 2025	May 5, 2025	May 15, 2025	0.5250	20,001
June 30, 2025	August 4, 2025	August 14, 2025	0.5250	20,012
September 30, 2025	November 3, 2025	November 13, 2025	0.5250	20,013

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

During the three and nine months ended September 30, 2025, respectively, we converted 13 and 37 sites from lessee dealer sites in the wholesale segment to company operated or commission agent sites in the retail segment, net. During the three and nine months ended September 30, 2024, respectively, we converted 11 and 106 sites from lessee dealer sites in the wholesale segment to company operated or commission agent sites in the retail segment, net, including 59 sites from the Applegreen Acquisition. See Note 2 for additional information.

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended September 30, 2025
Revenues from fuel sales to external customers	$401,161	$438,828	$—	$839,989
Revenues from food and merchandise sales	—	110,685	—	110,685
Rent income	11,274	3,893	—	15,167
Other revenue	1,221	4,785	—	6,006
Total revenues	413,656	558,191	—	971,847

Cost of goods sold - fuel	385,443	398,096	—	783,539
Cost of goods sold - food and merchandise	—	78,704	—	78,704
Cost of goods sold - Rent expense	3,428	1,406	—	4,834
Gross profit	24,785	79,985	—	104,770

Store labor	—	23,080	—	23,080
Maintenance and environmental costs	1,543	7,155	—	8,698
Other items (a)	5,358	20,405	19,142	44,905
Operating income (loss)	$17,884	$29,345	$(19,142)	$28,087

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended September 30, 2024 (b)
Revenues from fuel sales to external customers	$456,447	$490,162	$—	$946,609
Revenues from food and merchandise sales	—	109,441	—	109,441
Rent income	13,477	3,461	—	16,938
Other revenue	1,244	4,931	—	6,175
Total revenues	471,168	607,995	—	1,079,163

Cost of goods sold - fuel	439,577	444,403	—	883,980
Cost of goods sold - food and merchandise	—	78,947	—	78,947
Cost of goods sold - Rent expense	3,952	1,058	—	5,010
Gross profit	27,639	83,587	—	111,226

Store labor	—	23,516	—	23,516
Maintenance and environmental costs	2,057	8,285	—	10,342
Other items (a)	6,485	20,423	23,364	50,272
Operating income (loss)	$19,097	$31,363	$(23,364)	$27,096

Nine Months Ended September 30, 2025
Revenues from fuel sales to external customers	$1,166,520	$1,256,162	$—	$2,422,682
Revenues from food and merchandise sales	—	308,085	—	308,085
Rent income	36,409	11,419	—	47,828
Other revenue	3,804	13,848	—	17,652
Total revenues	1,206,733	1,589,514	—	2,796,247

Cost of goods sold - fuel	1,119,873	1,145,461	—	2,265,334
Cost of goods sold - food and merchandise	—	220,685	—	220,685
Cost of goods sold - Rent expense	10,555	4,097	—	14,652
Gross profit	76,305	219,271	—	295,576

Store labor	—	69,113	—	69,113
Maintenance and environmental costs	4,437	22,274	—	26,711
Other items (a)	16,755	61,785	49,627	128,167
Operating income (loss)	$55,113	$66,099	$(49,627)	$71,585

Nine Months Ended September 30, 2024 (b)
Revenues from fuel sales to external customers	$1,416,361	$1,374,464	$—	$2,790,825
Revenues from food and merchandise sales	—	291,266	—	291,266
Rent income	44,123	9,836	—	53,959
Other revenue	3,238	14,778	—	18,016
Total revenues	1,463,722	1,690,344	—	3,154,066

Cost of goods sold - fuel	1,368,249	1,263,380	—	2,631,629
Cost of goods sold - food and merchandise	—	209,480	—	209,480
Cost of goods sold - Rent expense	12,754	2,867	—	15,621
Gross profit	82,719	214,617	—	297,336

Store labor	—	65,262	—	65,262
Maintenance and environmental costs	5,624	20,935	—	26,559
Other items (a)	19,009	57,789	86,489	163,287
Operating income (loss)	$58,086	$70,631	$(86,489)	$42,228

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
(b)
In connection with the retrospective adoption of ASU 2023-07, "Improvements in Reportable Segment Disclosures," we recast our results for the three and nine months ended September 30, 2024, to conform to the current year presentation.

A reconciliation from operating income to income before income taxes follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating income	$28,087	$27,096	$71,585	$42,228
Other income, net	152	197	418	604
Interest expense	(11,786)	(14,169)	(37,199)	(38,918)
Income before income taxes	$16,453	$13,124	$34,804	$3,914

Receivables relating to the revenue streams above are as follows (in thousands):

	September 30,	December 31,
	2025	2024
Receivables from fuel and merchandise sales	$33,421	$30,115
Receivables for rent and other lease-related charges	1,151	2,122
Total accounts receivable	$34,572	$32,237

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

The balance of unamortized costs incurred to obtain certain contracts with customers was $9.6 million and $8.9 million at September 30, 2025 and December 31, 2024, respectively. Amortization of such costs is recorded against operating revenues and amounted to $0.5 million for each of the three months ended September 30, 2025 and 2024 and $1.6 million and $1.4 million for the nine months ended September 30, 2025 and 2024, respectively.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
(Increase) decrease:
Accounts receivable	$(2,555)	$(707)
Accounts receivable from related parties	120	(137)
Inventories	387	(435)
Other current assets	(598)	381
Other assets	(1,163)	1,501
Increase (decrease):
Accounts payable	(422)	10,041
Accounts payable to related parties	(912)	(2,621)
Accrued expenses and other current liabilities	5,652	2,275
Motor fuel and taxes payable	(126)	(1,266)
Other long-term liabilities	1,271	(298)
Changes in operating assets and liabilities, net of acquisitions	$1,654	$8,734

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions and other non-cash activity.

Supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for interest	$36,112	$36,987
Cash paid for income taxes, net of refunds	2,675	140

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2025	2024
Accrued capital expenditures	$1,956	$3,702
Lease liabilities arising from obtaining right-of-use assets	14,621	11,485
Accretion of preferred membership interests	2,041	1,911

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

Significant Factors Affecting our Profitability

The Significance of Crude Oil and Wholesale Motor Fuel Prices on Our Revenues, Cost of Sales and Gross Profit

The prices paid to our motor fuel suppliers for wholesale motor fuel (which affects our cost of sales) are highly correlated to the price of crude oil. The crude oil commodity markets are highly volatile, and the market prices of crude oil, and, correspondingly, the market prices of wholesale motor fuel, experience significant and rapid fluctuations. For approximately 54% of gallons sold, we receive a per gallon rate equal to the posted rack price, less any applicable discounts, plus transportation costs, taxes and a fixed rate per gallon of motor fuel. The remaining gallons are either retail sales or wholesale DTW contracts that provide for variable, market-based pricing.

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

Class of Trade Conversions and Divestitures

We consider the highest and best use class of trade for each of our properties, which results in the conversion of sites from one class of trade to another and ultimately increases or decreases in the gross profit and operating income for the wholesale and retail segments. See Note 14 to the financial statements for additional information.

As part of our evaluation of the highest and best use class of trade for each of our properties, we divest certain assets, often lower performing properties. These sales generate gains or impairment charges depending on the site; see Notes 3 and 5 to the financial statements for additional information. These sales result in reductions in gross profit and operating income in the wholesale and retail segments. For many of these divestitures, we continue to supply the sites with fuel through long-term supply contracts. When we sell a lessee dealer site with continued fuel supply, the site is converted from a lessee dealer site to an independent dealer site but remains in the wholesale segment. When we sell company operated or commission agent sites with continued fuel supply, the site is converted from being operated in our retail segment to being operated as an independent dealer site in our wholesale segment.

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenues	$971,847	$1,079,163	$2,796,247	$3,154,066
Costs of sales (a)	867,077	967,937	2,500,671	2,856,730
Gross profit	104,770	111,226	295,576	297,336

Operating expenses:
Operating expenses	57,541	60,766	174,364	168,619
General and administrative expenses	6,496	7,310	20,745	22,040
Depreciation, amortization and accretion expense	20,033	20,736	69,671	57,903
Total operating expenses	84,070	88,812	264,780	248,562
Gain (loss) on dispositions and lease terminations, net	7,387	4,682	40,789	(6,546)
Operating income	28,087	27,096	71,585	42,228
Other income, net	152	197	418	604
Interest expense	(11,786)	(14,169)	(37,199)	(38,918)
Income before income taxes	16,453	13,124	34,804	3,914
Income tax expense (benefit)	2,865	2,416	3,163	(1,678)
Net income	13,588	10,708	31,641	5,592
Accretion of preferred membership interests	696	582	2,041	1,911
Net income available to limited partners	$12,892	$10,126	$29,600	$3,681

(a) excludes depreciation, amortization and accretion expense

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Operating revenues decreased $107 million (10%) and operating income increased $1 million (4%). Significant items impacting these results were:

Operating revenues

Revenues from fuel sales decreased $107 million (11%) due primarily to a 7% decrease in our consolidated average fuel selling price. The average spot price of WTI crude oil decreased 14% to $65.78 per barrel for the third quarter of 2025, compared to $76.43 per barrel for the third quarter of 2024. In addition, volume decreased 5% due to the net loss of independent dealer contracts and a reduction in volume in our base business.

Cost of sales

Cost of sales decreased $101 million (10%) due primarily to a lower cost per gallon and lower volume driven by the same drivers as discussed above.

Gross profit

Gross profit decreased $6.5 million (6%) due primarily to a decrease in aggregate motor fuel gross profit as well as a decrease in rent gross profit in our wholesale segment, partially offset by an increase in merchandise gross profit in our retail segment. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses decreased $0.8 million (11%) primarily driven by lower legal fees and equity compensation expense.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense decreased $0.7 million (3%) primarily due to the impact of assets becoming fully depreciated, partially offset by an increase in impairment charges.

Gain (loss) on dispositions and lease terminations, net

During the three months ended September 30, 2025, we recorded $7.4 million in net gains in connection with our ongoing real estate rationalization effort.

During the three months ended September 30, 2024, we recorded $5.3 million in net gains in connection with our ongoing real estate rationalization effort, partially offset by $0.6 million of net losses on lease terminations and asset disposals.

Interest expense

Interest expense decreased $2.4 million (17%) due to a lower average SOFR rate along with a lower average outstanding debt balance resulting from applying the proceeds from site sales to our Credit Facility.

Income tax expense

We recorded income tax expense of $2.9 million and $2.4 million for the three months ended September 30, 2025 and 2024, respectively, driven by income generated by our taxable subsidiaries.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Operating revenues decreased $358 million (11%) and operating income increased $29 million (70%). Significant items impacting these results were:

Operating revenues

Revenues from fuel sales decreased $368 million (13%) due primarily to a 9% decrease in our consolidated average fuel selling price. The average spot price of WTI crude oil decreased 14% to $67.31 per barrel for the first nine months of 2025, compared to $78.58 per barrel for the same period of 2024. In addition, volume decreased 5% due to the net loss of independent dealer contracts and a reduction in volume in our base business. The decrease in fuel sales was partially offset by a $17 million (6%) increase in merchandise revenues driven by an increase in sales in our base business as well as an increase in our average company operated site count due to the conversion of certain lessee dealer sites to company operated sites, partially offset by the sale of certain company operated sites in connection with our real estate rationalization effort.

Cost of sales

Cost of sales decreased $356 million (12%), due primarily to a lower cost per gallon and lower volume, partially offset by an increase in merchandise cost of sales driven by the same drivers as discussed above.

Gross profit

Gross profit decreased $1.8 million (1%), which was primarily due to a decrease in aggregate motor fuel gross profit as well as a decrease in rent gross profit in our wholesale segment, partially offset by an increase in merchandise gross profit in our retail segment . See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses decreased $1.3 million (6%) primarily driven by lower acquisition-related costs and legal fees, partially offset by higher management fees.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $12 million (20%) primarily due to a $15.5 million increase in impairment charges, partially offset by the impact of assets becoming fully depreciated.

Gain (loss) on dispositions and lease terminations, net

During the nine months ended September 30, 2025, we recorded $42.5 million in net gains in connection with our ongoing real estate rationalization effort, partially offset by $1.7 million of net losses on lease terminations and asset disposals.

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

Interest expense

Interest expense decreased $1.7 million (4%) due to a lower average SOFR rate along with a lower average outstanding debt balance resulting from applying the proceeds from site sales to our Credit Facility, partially offset by the maturity of three of our most favorable interest rate swap contracts on April 1, 2024.

Income tax expense (benefit)

We recorded income tax expense (benefit) of $3.2 million and $(1.7) million for the nine months ended September 30, 2025 and 2024, respectively, driven by income generated (losses incurred) by our taxable subsidiaries.

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

Retail

The following table highlights the results of operations and certain operating metrics of our retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands, except for the number of retail sites and per gallon amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross profit:
Motor fuel	$40,732	$45,759	$110,701	$111,084
Merchandise	31,981	30,494	87,400	81,786
Rent	2,487	2,403	7,322	6,969
Other revenue	4,785	4,931	13,848	14,778
Total gross profit	79,985	83,587	219,271	214,617
Operating expenses	(50,640)	(52,224)	(153,172)	(143,986)
Operating income	$29,345	$31,363	$66,099	$70,631

Retail sites (end of period):
Company operated retail sites (a)	353	372	353	372
Commission agents (b)	233	225	233	225
Total retail sites	586	597	586	597

Total retail segment statistics:
Volume of gallons sold	141,806	148,380	410,022	413,113
Average retail fuel sites	592	595	597	561
Margin per gallon, before deducting credit card fees and commissions	$0.384	$0.406	$0.365	$0.366

Company operated site statistics:
Average retail fuel sites	356	372	363	350
Margin per gallon, before deducting credit card fees	$0.402	$0.437	$0.391	$0.391
Merchandise gross profit percentage	28.9%	27.9%	28.4%	28.1%

Commission site statistics:
Average retail fuel sites	236	223	234	211
Margin per gallon, before deducting credit card fees and commissions	$0.340	$0.331	$0.306	$0.306

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

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Gross profit decreased $3.6 million (4%) and operating income decreased $2.0 million (6%). These results were impacted by:

Gross profit

•
Our motor fuel gross profit decreased $5.0 million (11%), attributable to a 6% decrease in our margin per gallon for the three months ended September 30, 2025 as compared to the same period in 2024, driven by movements in crude oil prices within the two periods. In addition, volume decreased 4% due to the net impact of the sale of certain company operated and commission agent sites and a decrease in volume in our base business, partially offset by the conversion of certain lessee dealer sites to company operated and commission agent sites.
•
Our merchandise gross profit increased $1.5 million (5%) due primarily to an increase in sales in our base business as well as an increase in our merchandise gross profit percentage. This increase is also partially due to the transition of certain merchandise products from a scan-based trading model (whereby a third party owns the inventory and we record a commission in other revenues) to a gross profit model (whereby we own the inventory and record merchandise sales and cost of sales). Our merchandise gross profit increased despite a 4% decrease in our average company operated site count due to the sale of certain company operated sites in connection with our real estate optimization effort, partially offset by the conversion of certain lessee dealer sites to company operated sites.
•
Other revenues decreased $0.1 million (3%) primarily due to the transition of certain merchandise products from a scan-based trading model to a gross profit model as further described above.

Operating expenses

Operating expenses decreased $1.6 million (3%) driven by a 4% decrease in the average company operated site count due to the sale of certain company operated sites in connection with our real estate rationalization effort, partially offset by the conversion of certain lessee dealer sites to company operated sites.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Gross profit increased $4.7 million (2%) and operating income decreased $4.5 million (6%). These results were impacted by:

Gross profit

•
Our motor fuel gross profit decreased $0.4 million, attributable to a volume decrease of 1% due primarily to a decrease in volume in our base business. This decrease was partially offset by an increase in the average retail site count due to the conversion of certain lessee dealer sites to company operated and commission agent sites, partially offset by the sale of certain company operated and commission agent sites in connection with our real estate rationalization effort.
•
Our merchandise gross profit increased $5.6 million (7%), driven by a 4% increase in the average company operated site count due to the conversion of certain lessee dealer sites to company operated sites, partially offset by the sale of certain company operated sites in connection with our real estate rationalization effort. We also benefited from an increase in sales in our base business as well as an increase in our merchandise gross profit percentage. Lastly, a portion of the increase was also driven by the transition of certain merchandise products from a scan-based trading model (whereby a third party owns the inventory and we record a commission in other revenues) to a gross profit model (whereby we own the inventory and record merchandise sales and cost of sales).
•
Other revenues decreased $0.9 million (6%) due to primarily the transition of certain merchandise products from a scan-based trading model to a gross profit model as further described above.

Operating expenses

Operating expenses increased $9.2 million (6%) driven by a 6% increase in the average retail site count due to the conversion of certain lessee dealer sites to company operated and commission agent sites, partially offset by the sale of certain company operated and commission agent sites in connection with our real estate rationalization effort.

Wholesale

The following table highlights the results of operations and certain operating metrics of our wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross profit:
Motor fuel gross profit	$15,718	$16,870	$46,647	$48,112
Rent gross profit	7,846	9,525	25,854	31,369
Other revenues	1,221	1,244	3,804	3,238
Total gross profit	24,785	27,639	76,305	82,719
Operating expenses	(6,901)	(8,542)	(21,192)	(24,633)
Operating income	$17,884	$19,097	$55,113	$58,086

Motor fuel distribution sites (end of period): (a)
Independent dealers (b)	645	602	645	602
Lessee dealers (c)	343	444	343	444
Total motor fuel distribution sites	988	1,046	988	1,046

Average motor fuel distribution sites	997	1,057	1,013	1,109

Volume of gallons distributed	177,662	186,946	519,821	563,082

Margin per gallon	$0.088	$0.090	$0.090	$0.085

(a)
In addition, we distributed motor fuel to sub-wholesalers who distributed to additional sites.
(b)
The increase in the independent dealer site count was primarily attributable to the sale of certain lessee dealer, company operated and commission agent sites but with continued fuel supply, partially offset by the net loss of independent dealer contracts.
(c)
The decrease in the lessee dealer site count was primarily attributable to the sale of certain lessee dealer sites in connection with our real estate rationalization effort (generally with continued fuel supply, thereby converting the site to an independent dealer site) as well as the conversion of certain lessee dealer sites to company operated and commission agent sites.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Gross profit decreased $2.9 million (10%) and operating income decreased $1.2 million (6%). These results were impacted by:

Motor fuel gross profit

The $1.2 million (7%) decrease in motor fuel gross profit was primarily due to a 5% decrease in volume driven by the conversion of certain lessee dealer sites to company operated and commission agent sites, the net loss of independent dealer contracts and a decrease in volume in our base business. These decreases were partially offset by the sale of certain company operated and commission agent sites but with continued fuel supply, thereby converting the site to an independent dealer site and for which the volume is included in the wholesale segment. In addition, our average fuel margin per gallon decreased 2% as compared to the same period of 2024, driven by lower prompt payment discounts associated with lower crude oil prices, partially offset by better sourcing costs.

Rent gross profit

Rent gross profit decreased $1.7 million (18%) primarily due to the sale of certain lessee dealer sites in connection with our real estate rationalization effort as well as the conversion of certain lessee dealer sites to company operated and commission agent sites.

Operating expenses

Operating expenses decreased $1.6 million (19%), primarily due to the sale of certain lessee dealer sites in connection with our real estate rationalization effort, as well as the conversion of certain lessee dealer sites to company operated and commission agent sites.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Gross profit decreased $6.4 million (8%) and operating income decreased $3.0 million (5%). These results were impacted by:

Motor fuel gross profit

The $1.5 million (3%) decrease in motor fuel gross profit was primarily due to an 8% decrease in volume driven by the conversion of certain lessee dealer sites to company operated and commission agent sites, the net loss of independent dealer contracts and a decrease in volume in our base business. These decreases were partially offset by the sale of certain company operated and commission agent sites but with continued fuel supply, thereby converting the site to an independent dealer site and for which the volume is included in the wholesale segment. In addition, our average fuel margin per gallon increased 5% as compared to the same period of 2024, driven by better sourcing costs, partially offset by lower prompt payment discounts associated with lower crude oil prices.

Rent gross profit

Rent gross profit decreased $5.5 million (18%), primarily due to the sale of certain lessee dealer sites in connection with our real estate rationalization effort as well as the conversion of certain lessee dealer sites to company operated and commission agent sites.

Operating expenses

Operating expenses decreased $3.4 million (14%), primarily due to the sale of certain lessee dealer sites in connection with our real estate rationalization effort, as well as the conversion of certain lessee dealer sites to company operated and commission agent sites.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income (loss), the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for Distribution Coverage Ratio):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$13,588	$10,708	$31,641	$5,592
Interest expense	11,786	14,169	37,199	38,918
Income tax expense (benefit)	2,865	2,416	3,163	(1,678)
Depreciation, amortization and accretion expense	20,033	20,736	69,671	57,903
EBITDA	48,272	48,029	141,674	100,735
Equity-based employee and director compensation expense	364	560	1,353	1,134
(Gain) loss on dispositions and lease terminations, net (a)	(7,387)	(4,682)	(40,789)	6,546
Acquisition-related costs (b)	60	31	423	1,661
Adjusted EBITDA	41,309	43,938	102,661	110,076
Cash interest expense	(11,301)	(13,685)	(35,745)	(37,466)
Sustaining capital expenditures (c)	(1,853)	(2,594)	(7,124)	(6,162)
Current income tax expense (d)	(382)	(519)	(528)	(1,527)
Distributable Cash Flow	$27,773	$27,140	$59,264	$64,921
Distributions paid on common units	20,012	19,975	59,994	59,880
Distribution Coverage Ratio	1.39x	1.36x	0.99x	1.08x

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

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$62,065	$76,672
Net cash provided by (used in) investing activities	66,223	(26,562)
Net cash used in financing activities	(125,903)	(47,335)

Operating Activities

Net cash provided by operating activities decreased $15 million for the nine months ended September 30, 2025 compared to the same period in 2024, primarily attributable to a $7 million net usage of cash flow from changes in working capital, stemming primarily from timing of settlement with our suppliers as well as settlement of rebates owed by our fuel suppliers in addition to weaker results in 2025 compared to 2024.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as compared to the shorter settlement of receivables for fuel, rent and merchandise.

Investing Activities

We incurred capital expenditures of $29 million and $19 million for the nine months ended September 30, 2025 and 2024, respectively. We received $95 million and $18 million in proceeds primarily from the sale of sites in connection with our real estate rationalization effort for the nine months ended September 30, 2025 and 2024, respectively. We paid $26 million to Applegreen related to lease terminations and inventory purchases during the nine months ended September 30, 2024.

Financing Activities

We paid $60 million in distributions for each of the nine months ended September 30, 2025 and 2024. For the nine months ended September 30, 2025 and 2024, we made total net (repayments) borrowings on our Credit Facility of $(62) million and $16 million, respectively.

Distributions

Distribution activity for 2025 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2024	February 3, 2025	February 13, 2025	$0.5250	$19,981
March 31, 2025	May 5, 2025	May 15, 2025	0.5250	20,001
June 30, 2025	August 4, 2025	August 14, 2025	0.5250	20,012
September 30, 2025	November 3, 2025	November 13, 2025	0.5250	20,013

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Debt

As of September 30, 2025, our debt and finance lease obligations consisted of the following (in thousands):

Credit Facility	$705,500
Finance lease obligations	5,489
Total debt and finance lease obligations	710,989
Current portion	3,412
Noncurrent portion	707,577
Deferred financing costs, net	6,785
Noncurrent portion, net of deferred financing costs	$700,792

Taking the interest rate swap contracts into account, the effective interest rate on our Credit Facility at September 30, 2025 was 5.8% (our applicable margin was 2.00% as of September 30, 2025). Letters of credit outstanding at September 30, 2025 totaled $4.4 million.

The amount of availability under our Credit Facility at October 31, 2025, after taking into consideration debt covenant restrictions, was $232.6 million.

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

The following table outlines our capital expenditures (in thousands):

	Nine Months Ended September 30,
	2025	2024
Sustaining capital	$7,124	$6,162
Growth	21,533	12,969
Lease termination payments to Applegreen, including inventory purchases	—	25,517
Total capital expenditures, including lease termination payments to Applegreen	$28,657	$44,648

A significant portion of our growth capital expenditures are discretionary and we regularly review our capital plans in light of anticipated proceeds from sales of sites. The increase in growth capital expenditures for the nine months ended September 30, 2025 as compared to the same period of the prior year was primarily driven by investments in our company operated sites and included targeted material renovations as well as projects to increase food offerings.

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

Our results for 2025 are anticipated to be impacted by the following:

•
We continue to consider the highest and best use class of trade for each of our properties, which may result in the conversion of sites from one class of trade to another and ultimately increases or decreases in the gross profit and operating income for the wholesale and retail segments. The Applegreen Acquisition as well as other conversions of lessee dealer sites to company operated and commission agent sites are anticipated to increase gross profit and operating expenses in the retail segment and reduce gross profit in the wholesale segment.
•
As part of our evaluation of the highest and best use class of trade for each of our properties, we anticipate continuing to divest certain assets, often lower performing properties. These sales are likely to continue to generate gains or impairment charges depending on the site, and may result in reductions in gross profit and operating income in the wholesale and retail segments. For many of these divestitures, we anticipate continuing to supply the sites with fuel through long-term supply contracts. Further, due to using the proceeds of these sales to pay down borrowings on our Credit Facility, we anticipate a decrease in our interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this report included in Note 10 of the financial statements.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors disclosed in the section entitled "Risk Factors" in our Form 10-K during the period covered by this report.

ITEM 5. OTHER INFORMATION

SVP of Retail Resignation

We are providing the following disclosures in lieu of filing a Current Report on Form 8-K relating to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers):

As previously reported on a Current Report on Form 8-K filed September 29, 2025, Stephen Lattig resigned from his position as Senior Vice President of Retail of the subsidiaries of CrossAmerica Partners LP effective October 31, 2025. In connection with his resignation, the Board approved a waiver of forfeiture for the portion of Mr. Lattig’s outstanding equity awards under the CrossAmerica Partners LP 2022 Incentive Award Plan (the “Plan”) that would have otherwise vested as of December 31, 2025, but for his termination of employment. Such awards will remain outstanding and will settle on the original schedule set forth in the applicable award agreement, subject to the attainment of the performance goals applicable to any award with performance-based vesting conditions. All other outstanding equity awards under the Plan that are held by Mr. Lattig were forfeited in accordance with their terms.

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

Date: November 5, 2025