Form 10-K
period 2025-12-31
CrossAmerica Partners LP
filed 2026-02-25
CIK 1538849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of our common units based on the closing price on the New York Stock Exchange on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates of the registrant was approximately $385.4 million.

As of February 20, 2026, the registrant had outstanding 38,135,078 common units.

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

TopStar	TopStar Inc., an entity affiliated with a family member of Joseph V. Topper, Jr. TopStar is an operator of convenience stores that purchases fuel from us.

Other Defined Terms:

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

EBITDA	Earnings before interest, taxes, depreciation, amortization and accretion, a non-GAAP financial measure

Exchange Act	Securities Exchange Act of 1934, as amended

ExxonMobil	ExxonMobil Corporation

FASB	Financial Accounting Standards Board

Getty	Getty Properties Corp.

Internal Revenue Code	Internal Revenue Code of 1986, as amended

IPO	Initial public offering of CrossAmerica Partners LP on October 30, 2012

IRS	Internal Revenue Service

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

Qualifying Income

Income and gains received by nontaxable subsidiaries of CrossAmerica or directly by CrossAmerica from qualifying activities, which generally include interest and dividends, real property rents, gains on the sale or other disposition of real property and income and gains from the wholesale distribution of motor fuels as further described in Section 7704(d) of the Internal Revenue Code; such income and gains are not taxed at the CrossAmerica level but rather are passed through and taxed at the unitholder level

SEC	U.S. Securities and Exchange Commission

Shell	collectively, Equilon Enterprises LLC dba Shell Oil Products US and Motiva Enterprises, LLC

SOFR	Secured Overnight Financing Rate

Tax Cuts and Jobs Act	U.S. tax legislation, formally known as Public Law No. 115-97, signed into law on December 22, 2017.

Term Loan Facility	$185 million delayed draw term loan facility provided under the JKM Credit Facility, which was paid off and terminated March 31, 2023

U.S. GAAP	U.S. Generally Accepted Accounting Principles

UST	Underground storage tank

Valero	Valero Energy Corporation

WTI	West Texas Intermediate crude oil

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
•
the availability and cost of competing motor fuel resources and convenience merchandise;
•
motor fuel price volatility, including as a result of the conflict in Ukraine or in the Middle East and geopolitical developments around Venezuela and Greenland;
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

The Topper Group controls the sole member of our General Partner and has the ability to appoint all of the members of the Board and to control and manage the operations and activities of the Partnership. As of February 20, 2026, the Topper Group also has beneficial ownership of a 38.5% limited partner interest in the Partnership.

Our principal executive office address is 645 Hamilton Street, Suite 400, Allentown, PA 18101, and our telephone number is (610) 625-8000. Our common units trade on the NYSE under the ticker symbol “CAPL.”

We conduct our business through two operating segments – retail and wholesale. As of December 31, 2025, we own or lease approximately 1,000 sites, of which we operate 352 as company operated sites. In all, including our company operated sites, we distributed motor fuel to approximately 1,600 sites located in 34 states.

We are one of the ten largest independent distributors by motor fuel volume in the United States for ExxonMobil, BP and Marathon, and we also distribute Shell, Valero and Phillips 66-branded motor fuels (approximately 95% of the motor fuel we distributed during 2025 was branded). For approximately 54% of gallons sold, we receive a per gallon rate equal to the posted rack price, less any applicable discounts, plus transportation costs, taxes and a fixed rate per gallon of motor fuel. The remaining gallons are either retail sales or wholesale DTW contracts that provide for variable, market-based pricing.

The following table highlights the aggregate volume of motor fuel distributed to each of our principal customer groups (in millions). See Item 7—Results of Operations for additional information on the drivers of the fluctuations in the volume and site counts below.

		Gallons of Motor Fuel Distributed Year Ended December 31,			Fuel Distribution Sites End of Year
	Segment	2025	2024	2023	2025	2024	2023
Independent dealers (a)	Wholesale	483	483	518	653	607	632
Lessee dealers	Wholesale	206	261	325	333	434	569
Company operated	Retail	378	389	342	352	365	296
Commission agents (b)	Retail	164	166	165	231	229	199
Total		1,231	1,299	1,350	1,569	1,635	1,696

(a)
Gallons distributed to independent dealers include gallons distributed to sub-wholesalers and commercial accounts, which are not included in the site counts reported above.
(b)
Includes independent commission sites owned or leased by the commission agent.

At our company operated sites, we also generate revenues from the retail sale of convenience merchandise. Such revenues amounted to (in millions):

	Year Ended December 31,
	2025	2024	2023
Food and merchandise sales	$407	$390	$316

We also generate revenues through leasing or subleasing our real estate. We own or lease real and personal property and we lease or sublease that property to tenants, the substantial majority of which are wholesale customers as described above. We own approximately 56% of our properties that we lease to our dealers or utilize in our retail business. Our lease agreements with third-party landlords have an average remaining lease term of 3.3 years as of December 31, 2025.

The following table presents rental income (in millions) and the number of sites from which rental income was generated:

		Rental Income Year Ended December 31,			Sites from which Rental Income was Generated End of Year
	Segment	2025	2024	2023	2025	2024	2023
Lessee dealers	Wholesale	$47.1	$57.8	$69.7	364	490	628
Company operated	Retail	3.1	2.7	2.4	47	47	50
Commission agents	Retail	12.3	10.7	10.2	212	221	188
Total		$62.5	$71.2	$82.3	623	758	866

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
•
LGWS, which owns and leases (or leases and sub-leases) real estate and personal property used in the retail sale of motor fuels, as well as provides maintenance and other services to its customers. In addition, LGWS sells motor fuels on a retail basis and sells convenience merchandise to end customers at company operated retail sites and sells motor fuel on a retail basis at sites operated by commission agents. Income from LGWS generally is not Qualifying Income under Section 7704(d) of the Internal Revenue Code; and
•
Joe’s Kwik Marts, which owns and leases real estate and personal property at certain of our company operated sites. Joe’s Kwik Marts also sells motor fuels on a retail basis and sells convenience merchandise to end customers. Income from Joe’s Kwik Marts generally is not Qualifying Income under Section 7704(d) of the Internal Revenue Code.

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

Operations

Below is a summary of our revenues and operating income by segment (in millions):

	Wholesale			Retail
	2025	2024	2023	2025	2024	2023
Revenues	$1,568	$1,872	$2,290	$2,095	$2,226	$2,096
Operating income	73	77	91	98	93	97

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
•
As of December 31, 2025, the average remaining motor fuel distribution and lease agreement term for our commission agents was 1.6 years.

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
•
We contract to exclusively distribute motor fuel to the independent dealer at rack-based pricing or, in some cases, DTW.
•
Under our distribution contracts, we agree to supply a particular branded motor fuel or unbranded motor fuel to a site or group of sites and arrange for all transportation.
•
Distribution contracts with independent dealers are typically seven to 20 years in length.
•
As of December 31, 2025, the average remaining distribution contract term was 5.8 years.

Lessee Dealer

•
We own or lease the property and then lease or sublease the site to a dealer.
•
The lessee dealer owns all motor fuel and retail site inventory and sets its own pricing and gross profit margins.
•
We collect wholesale motor fuel margins at rack-based pricing or, in some cases, DTW.
•
Under our distribution contracts, we agree to supply a particular branded motor fuel or unbranded motor fuel to a site or group of sites and arrange for all transportation.
•
Exclusive distribution contracts with dealers who lease property from us run concurrent in length to the retail site’s lease period (generally three to 10 years).
•
Leases are generally triple net leases.
•
As of December 31, 2025, the average remaining lease agreement term was 2.3 years.

Business Strategy and Objective

Our primary business objective is to generate sufficient cash flows from operations to make quarterly cash distributions to our unitholders and, over time, to increase our quarterly cash distributions while maintaining discipline with leverage and investing in our existing assets to enhance long-term profitability. The amount of any distribution is subject to the discretion of the Board, and the Board may modify or revoke the cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions.

Our business strategy to achieve our objective of paying and, over time, increasing our quarterly cash distributions, is focused on the following key initiatives:

•
Expand within and beyond our existing markets through acquisitions. Since our IPO and through February 20, 2026, we have completed acquisitions for a total of approximately 1,000 fee and leasehold sites and 700 wholesale fuel supply contracts for total consideration of approximately $1.5 billion;
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

Supplier Arrangements

We distribute branded motor fuel under the Exxon, Mobil, BP, Shell, Marathon, Valero and Phillips 66 brands to our customers. Branded motor fuels are purchased from major integrated oil companies and refiners under supply agreements. For 2025, we purchased approximately 79% of our motor fuel from four suppliers. Certain suppliers offer volume rebates or incentive payments to drive volumes and provide an incentive for branding new locations. Certain suppliers require that all or a portion of any such incentive payments be repaid to the supplier in the event that the sites are rebranded within a stated number of years. We also purchase unbranded motor fuel for distribution. As of December 31, 2025, our supply agreements had a weighted-average remaining term of approximately 5.6 years.

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

The Petroleum Marketing Practices Act (the “PMPA”) is a federal law that governs the relationship between a refiner and a distributor, as well as between a distributor and branded dealer, pursuant to which the refiner or distributor permits a distributor or dealer to use a trademark in connection with the sale or distribution of motor fuel. Under the PMPA, we may not terminate or fail to renew a branded distributor contract, unless certain enumerated preconditions or grounds for termination or non-renewal are met and we also comply with the prescribed notice requirements.

See the following risk factors in Item 1A. Risk Factors for additional regulations that impact our business:

•
We are subject to extensive government laws and regulations concerning store merchandise and operations, and the cost of compliance with such laws and regulations can be material.
•
We are subject to extensive government laws and regulations concerning our Topper Group employees, and the cost of compliance with such laws and regulations can be material.
•
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

Human Capital

The Partnership has no direct employees. As of December 31, 2025, 257 employees of the Topper Group provided management services to us under the Omnibus Agreement. In addition, 2,790 store employees of the Topper Group provided services at our company operated sites.

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
•
Capital expenditures are subject to risks that could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.
•
Volatility in crude oil and wholesale motor fuel costs affect our business, financial condition and results of operations and our ability to make distributions to unitholders.
•
Seasonality in wholesale motor fuel costs and sales, as well as merchandise sales, affect our business, financial condition and results of operations and our ability to make distributions to unitholders.
•
Both the wholesale motor fuel distribution and the retail motor fuel and convenience store industries are characterized by intense competition and fragmentation.
•
Changes in credit or debit card expenses could reduce our gross profit, especially on motor fuel sold at company-operated and commission agent retail sites.
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

•
Unitholders may be subject to limitations on their ability to deduct interest expense incurred by us.
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
•
requirements under agreements related to our debt and preferred membership interests and other liabilities;
•
the cost of acquisitions, if any;
•
fluctuations in our working capital needs;
•
our ability to borrow under the Credit Facility and access capital markets on favorable terms, or at all; and
•
the amount, if any, of cash reserves established by our General Partner in its discretion.

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
•
we are unable to raise financing for such acquisitions on economically acceptable terms, for example, if the market price for our common units declines or if we are unable to raise additional debt capital;
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

Capital expenditures are subject to risks that could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

Our capital expenditures involve potential risks, particularly performance from the related assets that is below the forecasts we used in evaluating the capital expenditure. We may face unforeseen challenges in operating the related assets or new competition that was not previously anticipated. In addition, we could incur higher than anticipated costs due to inflation or unforeseen costs. Such events for larger capital projects could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

Volatility in crude oil and wholesale motor fuel costs affect our business, financial condition and results of operations and our ability to make distributions to unitholders.

For 2025, motor fuel revenues accounted for 87% of our total revenues and motor fuel gross profit accounted for 55% of total gross profit. Wholesale motor fuel costs are directly related to, and fluctuate with, the price of crude oil. Volatility in the price of crude oil, and subsequently wholesale motor fuel prices, is caused by many factors, including general political, regulatory and economic conditions, acts of war, including as a result of the conflict in Ukraine or in the Middle East, geopolitical developments around Venezuela and Greenland, terrorism or armed conflict, instability in oil producing regions, particularly in the Middle East and South America, and the value of U.S. dollars relative to other foreign currencies, particularly those of oil producing nations. In addition, the supply of motor fuel and our wholesale purchase costs could be adversely affected in the event of a shortage or oversupply of product, which could result from, among other things, interruptions of fuel production at oil refineries, new supply sources, sustained increases or decreases in global demand or the fact that our motor fuel contracts do not guarantee an uninterrupted, unlimited supply of motor fuel.

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

Both the wholesale motor fuel distribution and the retail motor fuel and convenience store industries are characterized by intense competition and fragmentation, and our failure to effectively compete could adversely affect our business, financial condition and results of operations and reduce our ability to make distributions to unitholders.

The markets for distribution of wholesale motor fuel and the sale of retail motor fuel and convenience products and services are highly competitive and fragmented, which results in narrow margins. We have numerous competitors, and some may have significantly greater resources and name recognition than we do. We rely on our ability to provide value added reliable services and to control our operating costs to maintain our margins and competitive position. If we were to fail to maintain the quality of our services, any or all of our wholesale customers could choose alternative distribution sources and expected retail customers could purchase from other retailers, each decreasing our margins. Furthermore, major integrated oil companies may decide to distribute their own products in direct competition with us, or large wholesale customers may attempt to buy directly from the major integrated oil companies. The occurrence of any of these events could have a material adverse effect on our business, results of operations and our ability to make distributions to our unitholders.

Changes in credit or debit card expenses could reduce our gross profit, especially on motor fuel sold at company-operated and commission agent retail sites.

A significant portion of sales at our company-operated and commission agent retail sites typically involve payment using credit or debit cards. We are assessed fees as a percentage of transaction amounts and not as a fixed dollar amount or percentage of our gross profits. Also, given the expansion of our retail business in recent years, a greater proportion of our sales is subject to such fees relative to prior years. Higher motor fuel prices result in higher credit and debit card expenses, and an increase in credit or debit card use or an increase in fees have a similar effect. Therefore, credit and debit card fees charged on motor fuel purchases that are more expensive as a result of higher motor fuel prices are not necessarily accompanied by higher gross profits. In fact, such fees may cause lower gross profits. Lower gross profits on motor fuel sales caused by higher fees may decrease our overall gross profit and could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

Additionally, such funds may have eligibility requirements that not all of our current or anticipated sites will meet. We are required to comply with federal and state financial responsibility requirements to demonstrate that we have the ability to pay for remediation or to compensate third parties for damages incurred as a result of a release of regulated materials from our USTs. We meet these requirements primarily by maintaining insurance, which we purchase from private insurers. To the extent state funds or other responsible parties do not pay or delay payments for remediation, we will be obligated to make these payments, which, in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders. We can give no assurance that these funds or responsible third parties are or will continue to remain viable.

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

Developments aimed at reducing greenhouse gas emissions’ contribution to climate change may decrease the demand or increase the cost for our major product, petroleum-based motor fuel. Attitudes toward this product and its relationship to the environment may significantly affect our effectiveness in marketing our product and sales. Efforts to steer the public toward non-petroleum-based fuel dependent modes of transportation such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles may foster a negative perception toward motor fuel or increase costs for our product, thus affecting the public’s attitude toward our primary product. Further, changing consumer preferences or driving habits could lead to new forms of fueling destinations or potentially fewer customer visits to our sites, resulting in a decrease in gasoline sales and/or sales of merchandise and food at our company operated sites. In addition, higher prices could reduce the demand for gasoline and the products and services we offer at our convenience stores and adversely impact our sales. New technologies that increase fuel efficiency or offer alternative vehicle power sources or laws or regulations to increase fuel efficiency, reduce consumption or offer alternative vehicle power sources may result in decreased demand for petroleum-based motor fuel. A number of new legal incentives, regulatory requirements and executive initiatives, including the Clean Power Plan (“CPP”), the Affordable Clean Energy (“ACE”) rule that the Environmental Protection Agency (the “EPA”) has proposed to replace the CPP, the Corporate Average Fuel Economy ("CAFE") regulations issued by the U.S. National Highway Traffic Safety Administration that set fuel economy standards for fleets and various government subsidies such as the extension of certain tax credits for renewable energy, have made these alternative forms of energy and electric vehicles more competitive. We may also incur increased costs for our product, which we may not be able to pass along to our customers. These developments could potentially have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

In 2025, our wholesale business purchased approximately 79% of its motor fuel from four suppliers and our retail business purchased approximately 53% of its merchandise from one supplier. A change of supplier, a disruption in supply or a significant change in pricing with any of these suppliers could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution to our unitholders.

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

We are exposed to risk related to the creditworthiness and performance of our customers, suppliers and contract counterparties. As of December 31, 2025, we had outstanding accounts receivable totaling $29 million. This amount primarily consisted of vendor rebates due from our suppliers, credit card receivables, receivables arising from the sale of fuel and other products to independent franchised or licensed fuel station operators as well as amounts receivable from other industrial and commercial clients. Contracts with longer payment cycles or difficulties in enforcing contracts or collecting accounts receivable could lead to material fluctuations in our cash flows and could adversely impact our business, financial condition and results of operations.

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

We store motor fuel in storage tanks at our retail sites. In addition, at lessee dealer sites, although the lessee dealer owns the fuel inventory stored in the storage tanks, we own the storage tanks and lease them to the lessee dealer. These operations are subject to significant hazards and risks inherent in storing and transporting motor fuel. These hazards and risks include, but are not limited to, fires, explosions, traffic accidents, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally imposed fines or cleanup obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others.

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

We have a significant amount of debt. As of December 31, 2025, we had $692.3 million of total debt and $227.8 million of availability under the Credit Facility. Our level of indebtedness could have important consequences to us, including the following:

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

The interest rate on the Credit Facility is variable; therefore, we have exposure to movements in interest rates, subject to our interest rate swap contracts. A significant increase in interest rates or prolonged period of relatively higher interest rates could adversely affect our ability to service our indebtedness. The increased cost could make the financing of our business activities more expensive. These added expenses could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

The Credit Facility contains operating and financial restrictions that may limit our business, financing activities and ability to make distributions to unitholders.

The operating and financial restrictions and covenants in the Credit Facility and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, our credit facilities may restrict our ability to:

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

The Board has adopted a cash distribution policy pursuant to which we intend to distribute quarterly an amount at least equal to the minimum quarterly distribution of $0.4375 per unit on all of our units to the extent we have sufficient cash from our operations after the establishment of reserves and the payment of our expenses. However, the Topper Group, as the owner of our General Partner, or the Board may change such policy at any time at their discretion and could elect not to pay distributions for one or more quarters. In addition, the Credit Facility includes specified restrictions on our ability to make distributions.

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

If our unitholders are dissatisfied with the performance of our General Partner, they will have limited ability to remove our General Partner. The vote of the holders of at least 66 2⁄3% of all outstanding common units voting together as a single class is required to remove our General Partner. As of February 20, 2026, the Topper Group beneficially owned approximately 38.5% of our outstanding common units.

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

If at any time our General Partner and its affiliates hold more than 80% of the common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date that is three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our General Partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our Partnership Agreement that prevents our General Partner from issuing additional common units and exercising its call right. If our General Partner exercised its call right, the effect would be to take us private and, following the deregistering of the units, we would no longer be subject to the reporting requirements of the Exchange Act. As of February 20, 2026, the Topper Group beneficially owned approximately 38.5% of our outstanding common units.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by the Topper Group or other large holders.

As of February 20, 2026, we had 38,135,078 common units outstanding. Sales by the Topper Group or other large holders of a substantial number of our common units in the public or private markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to the Topper Group. Under our Partnership Agreement and pursuant to a registration rights agreement that we have entered into, the Topper Group has registration rights relating to the offer and sale of any units that it holds, subject to certain limitations.

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

The anticipated after-tax benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. First, a partnership is generally not subject to U.S. federal income tax, and the partnership’s income is instead allocated to the partners for inclusion on their tax returns. Second, the partner may also deduct from the partnership’s taxable income allocable to such partner an amount equal to 20% of such qualified business income (subject to certain limits), resulting in a lower effective tax rate for the partner with respect to the partnership’s income. A publicly traded partnership, such as us, may be treated as a corporation, instead of being treated as a partnership, for U.S. federal income tax purposes unless 90% or more of its gross income for every taxable year it is publicly traded consists of Qualifying Income. Based on our current operations we believe that we will be able to satisfy this requirement and, thus, be treated as a partnership, rather than a corporation, for U.S. federal income tax purposes. However, a substantial change in our business, or a change in current U.S. federal income tax law, could also cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to entity-level taxation.

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

We conduct a portion of our operations and business through one or more direct and indirect subsidiaries that are treated as C corporations for U.S. federal income tax purposes. We may choose to conduct additional operations through these corporate subsidiaries in the future. These corporate subsidiaries are subject to corporate-level taxes at the corporate tax rate, which is currently 21% for federal taxes, and are also subject to state (and local) income tax at varying rates, on their taxable income. Such entity level taxes will reduce the cash available for distribution to us and, in turn, to unitholders. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to unitholders would be further reduced. Distributions from any such C corporation will generally be taxed again to unitholders as dividend income to the extent of current and accumulated earnings and profits of such C corporation. The maximum U.S. federal income tax rate applicable to qualified dividend income that is allocable to individuals is 20% (plus an additional 3.8% Medicare tax on net investment income where applicable). An individual unitholder's share of dividend and interest income from C corporation subsidiaries would constitute portfolio income that could not be offset by the unitholder's share of our other losses or deductions.

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

Unitholders may be subject to limitations on their ability to deduct interest expense incurred by us.

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

If a unitholder sells common units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and that unitholder’s tax basis in those common units. Distributions per common unit in excess of a unitholder’s allocable share of our net taxable income result in a net decrease in that unitholder’s tax basis in its common units. The amount of this decreased tax basis, with respect to the units sold will, in effect, become taxable income to that unitholder, if that unitholder sells such units at a price greater than that unitholder’s tax basis in those units, even if the sales price received is less than the original cost of such units to such unitholder. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation and amortization deductions and certain other items. In addition, because the amount realized includes a unitholder’s share of our non-recourse liabilities, if a unitholder sells units, that unitholder may incur a tax liability in excess of the amount of cash received from the sale.

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

If a unitholder sells or otherwise disposes of a common unit, the transferee is required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. The Department of the Treasury and the IRS have issued final regulations providing guidance on the application of these rules for transfers of certain publicly traded partnership interests, such as transfers of our common units, that are generally applicable to transfers occurring on or after January 1, 2023. Under these regulations, the “amount realized” on a transfer of our common units will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor. Such broker will generally be responsible for the 10% withholding obligation, and we will generally not be required to withhold from the transferee amounts that should have been withheld by the broker but were not withheld. Quarterly distributions made to our foreign unitholders on or after January 1, 2023 may also be subject to withholding under these rules to the extent a portion of a distribution is attributable to an amount in excess of our cumulative net income that has not previously been distributed. Any tax-exempt organization or non-U.S. person should consult its tax advisor before investing in our common units, including to discuss the potential impact of tax withholding on distributions on or sales or other taxable dispositions of our common units.

Our unitholders are subject to state and local income taxes and return filing requirements in states and localities where they do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, our unitholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if they do not live in any of those jurisdictions. Our unitholders may be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently conduct business in 34 states (see “Item 2. Properties”). Each unitholder should consult their tax advisor regarding the need to file and pay income tax in these states, as well as any other state or local jurisdictions, on their allocated share of partnership taxable income. We may own property or conduct business in other states, localities or foreign countries in the future. It is the responsibility of each unitholder to file all U.S. federal, state, local and foreign tax returns. In certain states, tax losses may not produce a tax benefit in the year incurred and also may not be available to offset income in subsequent tax years. Some states may require us, or we may elect, to withhold a percentage of income from amounts to be distributed to a unitholder not otherwise exempt from withholding, who is not a resident of the state. Withholding, the amount of which may be greater or less than a particular unitholders’ income tax liability to the state, generally does not relieve a nonresident unitholder from the obligation to file a state income tax return. Amounts withheld may be treated as if distributed to unitholders for purposes of determining the amounts distributed by us. Our counsel has not rendered an opinion on the state, local or non-U.S. tax consequences of an investment in our common units.

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

Because a unitholder that lends common units to a “short seller” to cover a short sale of common units may be considered to have disposed of the loaned common units, the unitholder may not be treated for U.S. federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such deemed disposition. Moreover, during the period of the loan of common units to the short seller, any of our income, gain, loss or deduction with respect to such common units may not be reportable by the respective unitholder, and any cash distributions received by the unitholder as to those common units could be fully taxable to them as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor.

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

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income, gain or loss allocable to our unitholders for U.S. federal income tax purposes. It also could affect the amount of taxable gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ U.S. federal income tax returns without the benefit of additional deductions.

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

If the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any resulting taxes (including any applicable penalties and interest) directly from us. We will generally have the ability to shift any such tax liability to our General Partner and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so (or will choose to do so) under all circumstances, or that we will be able to (or choose to) effect corresponding shifts in state income or similar tax liability resulting from the IRS adjustment in states in which we do business in the year under audit or in the adjustment year. If we make payments of taxes, penalties and interest resulting from audit adjustments, we may require our unitholders and former unitholders to reimburse us for such taxes (including any applicable penalties or interest) or, if we are required to bear such payment, our cash available for distribution to our unitholders might be substantially reduced. Additionally, we may be required to allocate an adjustment disproportionately among our unitholders, which could cause the publicly traded units to have capital account balances that differ from one another, unless the IRS issues further guidance.

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

The Director of Technology Services is responsible for overseeing the information security program as well as members of the Information Technology department that execute our program with oversight by members of our senior leadership team. These members of our Information Technology department have an average of over 15 years of prior work experience in various roles involving information technology, including security, auditing, compliance and systems. These individuals are informed about and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the Board on any appropriate items.

The Board oversees our annual enterprise risk assessment, where we assess key risks within the company, including security and technology risks and cybersecurity threats. The Board receives regular reports from our Director of Technology Services on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends and other areas of importance.

ITEM 2. PROPERTIES

The following table shows the aggregate number of sites we owned or leased by customer group at December 31, 2025:

	Owned Sites	Leased Sites	Total Sites
Lessee dealers	186	206	392
Company operated	201	154	355
Commission agents	162	64	226
Total	549	424	973

We own or lease properties located in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Minnesota, Missouri, Mississippi, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We also distribute fuel to sites located in Colorado, Michigan, South Dakota and Vermont. Our site count includes those involved in our retail and wholesale segments. As of December 31, 2025, our wholesale and retail segments operate in 33 and 27 states, respectively.

The following table provides a summary of our sites acquired, changes between customer groups or sold during 2025:

	Lessee Dealers	Company Operated	Commission Agents	Total
Number at beginning of year	494	365	221	1,080
Acquired	2	2	1	5
Changes between customer groups	(37)	21	16	—
Divested	(67)	(33)	(12)	(112)
Number at end of year (a)	392	355	226	973
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 20, 2026, we had 38,135,078 common units outstanding, held by approximately 29 holders of record. Our common units are listed and trade on the NYSE under the symbol “CAPL.”

Cash Distribution Policy

General

The Board has adopted a policy to make cash distributions per unit each quarter, in an amount determined by the Board following the end of such quarter. In general, we expect that cash distributed for each quarter will equal cash generated from operations less cash needed for maintenance capital expenditures, accrued but unpaid expenses (including the management fee to the Topper Group), reimbursement of expenses incurred by our General Partner, debt service, distributions on the preferred membership interests and other contractual obligations and reserves for future operating and capital needs or for future distributions to our partners. We expect that the Board will reserve excess cash, from time to time, in an effort to sustain or permit gradual or consistent increases in quarterly distributions. Restrictions in our Credit Facility could limit our ability to pay distributions upon the occurrence of certain events. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.” The Board may also determine to borrow to fund distributions in quarters when we generate less cash available for distribution than necessary to sustain or grow our cash distributions per unit. The factors that we believe will be the primary drivers of our cash generated from operations are changes in demand for motor fuels, the number of sites to which we distribute motor fuels, the margin per gallon we are able to generate at such sites, our merchandise sales at our company operated sites and the profitability of sites we own and lease, including our company operated sites.

Our cash distribution policy, established by our General Partner, is to distribute each quarter an amount at least equal to the minimum quarterly distribution of $0.4375 per unit on all units ($1.75 per unit on an annualized basis). The distribution declared by the Board on January 21, 2026 was $0.5250 per unit (or $2.10 per unit on an annualized basis). Our General Partner may determine at any time that it is in the best interest of our Partnership to modify or revoke our cash distribution policy. Modification of our cash distribution policy may result in distributions of amounts less than, or greater than, our minimum quarterly distribution, and revocation of our cash distribution policy could result in no distributions at all. In addition, our Credit Facility includes certain restrictions on our ability to make cash distributions.

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

Impact of Interest Rates

Three of our most favorable interest rate swap contracts matured April 1, 2024. See Note 12 to the financial statements for additional information regarding the impact of the maturity of those interest rate swap contracts on our interest expense.

Acquisition and Financing Activity

Our results of operations and financial condition are also impacted by our acquisition and financing activities as summarized below.

•
On March 31, 2023, we amended and restated the Credit Facility and terminated the JKM Credit Facility. See Note 11 to the financial statements for additional information.
•
During the first half of 2024, we converted the 59 sites included in the Applegreen Acquisition and transitioned these sites from lessee dealer sites in the wholesale segment to company operated sites in the retail segment. See Note 3 to the financial statements for additional information.

Class of Trade Conversions and Divestitures

We consider the highest and best use class of trade for each of our properties, which results in the conversion of sites from one class of trade to another and ultimately increases or decreases in the gross profit and operating income for the wholesale and retail segments. See Note 22 to the financial statements for additional information.

As part of our evaluation of the highest and best use class of trade for each of our properties, we divest certain assets, often lower performing properties. These sales generate gains or impairment charges depending on the site; see Notes 4 and 7 to the financial statements for additional information. These sales result in reductions in gross profit and operating income in the wholesale and retail segments. For many of these divestitures, we continue to supply the sites with fuel through long-term supply contracts. When we sell a lessee dealer site with continued fuel supply, the site is converted from a lessee dealer site to an independent dealer site but remains in the wholesale segment. When we sell company operated or commission agent sites with continued fuel supply, the site is converted from being operated in our retail segment to being operated as an independent dealer site in our wholesale segment.

Results of Operations

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this Annual Report because that disclosure was already included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 26, 2025. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of income and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of income are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating revenues	$3,662,534	$4,098,288	$4,386,263
Cost of sales	3,259,827	3,699,969	4,003,995
Gross profit	402,707	398,319	382,268

Operating expenses:
Operating expenses	231,712	227,986	194,746
General and administrative expenses	27,988	28,756	27,031
Depreciation, amortization and accretion expense	89,587	75,983	77,158
Total operating expenses	349,287	332,725	298,935
Gain on dispositions and lease terminations, net	44,229	4,966	4,737
Operating income	97,649	70,560	88,070
Other income, net	577	780	790
Interest expense	(48,140)	(52,320)	(43,743)
Income before income taxes	50,086	19,020	45,117
Income tax expense (benefit)	8,253	(3,433)	2,525
Net income	41,833	22,453	42,592
Accretion of preferred membership interests	2,720	2,561	2,488
Net income available to limited partners	$39,113	$19,892	$40,104

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Consolidated Results

Operating revenues decreased $436 million (11%) and operating income increased $27 million (38%). These results were driven by:

Operating revenues

Revenues from fuel sales decreased $444 million (12%) due primarily to a 7% decrease in our consolidated average fuel selling price. The average spot price of WTI crude oil decreased 15% to $65.39 per barrel for 2025, compared to $76.63 per barrel for 2024. In addition, volume decreased 5% due to the net loss of independent dealer contracts and a reduction in volume in our base business. The decrease in fuel sales was partially offset by a $17 million (4%) increase in merchandise revenues driven by an increase in sales in our base business as well as an increase in our average company operated site count due to the conversion of certain lessee dealer sites to company operated sites, partially offset by the sale of certain company operated sites in connection with our real estate rationalization effort.

Cost of sales

Cost of sales decreased $440 million (12%), due primarily to a lower cost per gallon and lower volume, partially offset by an increase in merchandise cost of sales driven by the same drivers as discussed above.

Gross profit

Gross profit increased $4.4 million (1%), primarily due to an increase in motor fuel and merchandise gross profit in our retail segment, partially offset by a decrease in rent gross profit in our wholesale segment. See “Segment Results” for additional gross profit analyses.

Operating expenses

See “Segment Results” for additional analyses.

General and administrative expenses

General and administrative expenses decreased $0.8 million (3%) primarily driven by lower acquisition-related costs and legal fees, partially offset by higher management fees.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $13.6 million (18%) primarily due to an $18.6 million increase in impairment charges, partially offset by the impact of assets becoming fully depreciated.

Gain on dispositions and lease terminations, net

During 2025, we recorded $45.9 million in net gains in connection with our ongoing real estate rationalization effort, partially offset by $1.7 million of net losses on lease terminations and asset disposals.

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

Interest expense

Interest expense decreased $4.2 million (8%) due to a lower average SOFR rate along with a lower average outstanding debt balance resulting from applying the proceeds from site sales to our Credit Facility, partially offset by the maturity of three of our most favorable interest rate swap contracts on April 1, 2024.

Income tax expense (benefit)

We recorded income tax expense (benefit) of $8.3 million and ($3.4) million for 2025 and 2024, respectively, driven by income generated (losses incurred) by our taxable subsidiaries, including gains and losses on sales of sites owned by our taxable subsidiaries.

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

Retail

The following table highlights the results of operations and certain operating metrics of our retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands, except for the number of retail sites and per gallon amounts):

	Year Ended December 31,
	2025	2024	2023
Gross profit:
Motor fuel	$157,239	$150,916	$138,729
Merchandise	116,235	109,910	89,847
Rent	9,885	9,411	9,120
Other revenue	18,834	19,467	15,771
Total gross profit	302,193	289,704	253,467
Operating expenses	(204,693)	(196,232)	(156,758)
Operating income	$97,500	$93,472	$96,709

Retail sites (end of period):
Company operated retail sites (a)	352	365	296
Commission agents (b)	231	229	199
Total retail sites	583	594	495

Total retail segment statistics:
Volume of gallons sold	542,137	554,490	506,535
Average retail fuel sites	594	569	476
Margin per gallon, before deducting credit card fees and commissions	$0.386	$0.368	$0.369

Company operated site statistics:
Average retail fuel sites	361	354	283
Margin per gallon, before deducting credit card fees	$0.414	$0.394	$0.400
Merchandise gross profit percentage	28.5%	28.2%	28.4%

Commission site statistics:
Average retail fuel sites	233	215	193
Margin per gallon, before deducting credit card fees and commissions	$0.320	$0.309	$0.306

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

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Gross profit increased $12.5 million (4%) and operating income increased $4.0 million (4%). These results were impacted by:

Gross profit

•
Our motor fuel gross profit increased $6.3 million (4%), attributable to a 5% increase in our margin per gallon during 2025 compared to 2024, driven by movements in crude oil prices within the two years. In addition, our average retail site count increased 4% due to the conversion of certain lessee dealer sites to company operated and commission agent sites, partially offset by the sale of certain company operated and commission agent sites in connection with our real estate rationalization effort. This increase was partially offset by a volume decrease of 2% due primarily to a decrease in volume in our base business.
•
Our merchandise gross profit increased $6.3 million (6%), driven by a 2% increase in the average company operated site count due to the conversion of certain lessee dealer sites to company operated sites, partially offset by the sale of certain company operated sites in connection with our real estate rationalization effort. We also benefited from an increase in sales in our base business as well as an increase in our merchandise gross profit percentage. Lastly, a portion of the increase was also driven by the transition of certain merchandise products from a scan-based trading model (whereby a third party owns the inventory and we record a commission in other revenues) to a gross profit model (whereby we own the inventory and record merchandise sales and cost of sales).
•
Other revenues decreased $0.6 million (3%) due primarily to the transition of certain merchandise products from a scan-based trading model to a gross profit model as further described above.

Operating expenses

Operating expenses increased $8.5 million (4%) driven by a 4% increase in the average retail site count due to the conversion of certain lessee dealer sites to company operated and commission agent sites, partially offset by the sale of certain company operated and commission agent sites in connection with our real estate rationalization effort.

Wholesale

The following table highlights the results of operations and certain operating metrics of our wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Year Ended December 31,
	2025	2024	2023
Gross profit:
Motor fuel gross profit	$62,333	$62,892	$72,680
Rent gross profit	33,218	41,122	50,873
Other revenues	4,963	4,601	5,248
Total gross profit	100,514	108,615	128,801
Operating expenses	(27,019)	(31,754)	(37,988)
Operating income	$73,495	$76,861	$90,813

Motor fuel distribution sites (end of period): (a)
Independent dealers (b)	653	607	632
Lessee dealers (c)	333	434	569
Total motor fuel distribution sites	986	1,041	1,201

Average motor fuel distribution sites	1,007	1,093	1,235

Volume of gallons distributed	688,673	743,535	842,636

Margin per gallon	$0.091	$0.085	$0.086

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

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Gross profit decreased $8.1 million (7%) and operating income decreased $3.4 million (4%). These results were impacted by:

Motor fuel gross profit

The $0.6 million (1%) decrease in motor fuel gross profit was primarily due to a 7% decrease in volume driven by the conversion of certain lessee dealer sites to company operated and commission agent sites, the net loss of independent dealer contracts and a decrease in volume in our base business. These decreases were partially offset by the sale of certain company operated and commission agent sites but with continued fuel supply, thereby converting the site to an independent dealer site and for which the volume is included in the wholesale segment. In addition, our average fuel margin per gallon increased 7% as compared to 2024, driven by better sourcing costs, partially offset by lower prompt payment discounts associated with lower crude oil prices.

Rent gross profit

Rent gross profit decreased $7.9 million (19%), primarily due to the sale of certain lessee dealer sites in connection with our real estate rationalization effort as well as the conversion of certain lessee dealer sites to company operated and commission agent sites.

Operating expenses

Operating expenses decreased $4.7 million (15%), primarily due to the sale of certain lessee dealer sites in connection with our real estate rationalization effort as well as the conversion of certain lessee dealer sites to company operated and commission agent sites.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for the Distribution Coverage Ratio):

	Year Ended December 31,
	2025	2024	2023
Net income	$41,833	$22,453	$42,592
Interest expense	48,140	52,320	43,743
Income tax expense (benefit)	8,253	(3,433)	2,525
Depreciation, amortization and accretion expense	89,587	75,983	77,158
EBITDA	187,813	147,323	166,018
Equity-based employee and director compensation expense	1,854	1,508	3,031
Gain on dispositions and lease terminations, net (a)	(44,229)	(4,966)	(4,737)
Acquisition-related costs (b)	576	1,674	1,460
Adjusted EBITDA	146,014	145,539	165,772
Cash interest expense	(46,201)	(50,384)	(40,456)
Sustaining capital expenditures (c)	(8,522)	(8,287)	(7,654)
Current income tax expense (d)	(3,505)	(864)	(953)
Distributable Cash Flow	$87,786	$86,004	$116,709
Distributions paid on common units	$80,007	$79,854	$79,712
Distribution Coverage Ratio	1.10x	1.08x	1.46x

(a)
See "Results of Operations–Gain on dispositions and Lease Terminations, net."
(b)
Relates to certain acquisition-related costs, such as legal and other professional fees, separation benefit costs and purchase accounting adjustments associated with recent acquisitions.
(c)
Under the Partnership Agreement, sustaining capital expenditures are capital expenditures made to maintain our long-term operating income or operating capacity. Examples of sustaining capital expenditures are those made to maintain existing contract volumes or to maintain our sites in conditions suitable to operate or lease, such as parking lot or roof replacement/renovation, or to replace equipment required to operate the existing business.
(d)
Excludes $4.9 million and $1.9 million of current income tax incurred on sales of sites for 2025 and 2024, respectively.

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

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, acquisitions, distributions on the preferred membership interests and partnership distributions, will depend on our future operating performance, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will, from time to time, consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing in future periods.

We believe that we will have sufficient cash flow from operations, borrowing capacity under the Credit Facility, access to capital markets and alternate sources of funding to meet our financial commitments, debt service obligations, contingencies, anticipated capital expenditures, distributions on the preferred membership interests and partnership distributions. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional equity and/or debt securities and/or maintain or increase distributions to unitholders.

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$91,496	$87,782	$117,083
Net cash provided by (used in) investing activities	68,441	(16,309)	(28,181)
Net cash used in financing activities	(160,181)	(73,082)	(99,966)

Operating Activities

Net cash provided by operating activities increased $4 million compared to 2024, primarily due to higher fuel margins in 2025 and a decrease in interest expense driven by lower rates and a lower average outstanding debt balance. In addition, changes in working capital generated an increase in cash flow from operating activities, primarily driven by timing of settlement with our suppliers, partially offset by higher income tax payments in 2025 compared to 2024.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as compared to the shorter settlement of receivables for fuel, rent and merchandise.

Investing Activities

In 2025 and 2024, we incurred capital expenditures of $36 million and $26 million, respectively, driven by site upgrades, including store remodels, rebranding of certain sites, image upgrades funded primarily through incentives from our fuel suppliers and site purchases. In 2025 and 2024, we received proceeds of $104 million and $35 million, respectively, primarily from the sale of sites in connection with our real estate rationalization effort. In 2024, we also paid $26 million to Applegreen related to lease terminations and inventory purchases.

Financing Activities

In 2025 and 2024, we paid $80 million in distributions to our unitholders. In 2025 and 2024, respectively, we made net (repayments) borrowings of $(75) million and $12 million on our credit facility.

Distributions

Distribution activity for 2025 was as follows (in thousands):

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2024	February 3, 2025	February 13, 2025	$0.5250	$19,981
March 31, 2025	May 5, 2025	May 15, 2025	0.5250	20,001
June 30, 2025	August 4, 2025	August 14, 2025	0.5250	20,012
September 30, 2025	November 3, 2025	November 13, 2025	0.5250	20,013
December 31, 2025	February 2, 2026	February 12, 2026	0.5250	20,021

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Debt

As of December 31, 2025, our debt and finance lease obligations consisted of the following (in thousands):

Credit Facility	$692,295
Finance lease obligations	4,656
Total debt and finance lease obligations	696,951
Current portion	3,465
Noncurrent portion	693,486
Deferred financing costs, net	6,299
Noncurrent portion, net of deferred financing costs	$687,187

Taking the interest rate swap contracts into account, our effective interest rate on our Credit Facility at December 31, 2025 was 5.6% (our applicable margin was 2.00%). Letters of credit outstanding under our Credit Facility at December 31, 2025 totaled $4.9 million. The amount of availability under our Credit Facility at February 20, 2026, after taking into consideration debt covenant restrictions, was $216.6 million.

The Credit Facility contains financial covenants related to leverage and interest coverage as further described in Note 11 to the financial statements. These financial covenants and other covenants may restrict or limit our ability to make distributions, incur additional indebtedness, make certain capital expenditures or dispose of assets in excess of specified levels, among other restrictions.

See Note 24 to the financial statements for information regarding an amendment of the finance lease referenced above.

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

The following table outlines our capital expenditures and acquisitions (in thousands):

	Year Ended December 31,
	2025	2024	2023
Sustaining capital	$8,522	$8,287	$7,654
Growth	27,207	18,031	26,974
Lease termination payments to Applegreen, including inventory purchases	—	25,517	—
Total capital expenditures and acquisitions	$35,729	$51,835	$34,628

A significant portion of our growth capital expenditures are discretionary and we regularly review our capital plans in light of anticipated proceeds from sales of sites. The increase in growth capital expenditures during 2025 compared to 2024 was primarily driven by investments in our company operated sites and included targeted material renovations as well as projects to increase food offerings.

Contractual Obligations, Contingencies, Off Balance Sheet Arrangements and Concentration Risks

Our contractual obligations primarily include payments of debt and finance lease obligations and related interest payments, operating lease obligations and distributions on the preferred membership interests.

As discussed previously, our Credit Facility matures March 31, 2028. In addition, we have finance lease obligations that expire in 2027 and operating leases that expire through 2044. Distributions on the preferred membership interests are payable in cash quarterly starting in the fourth quarter of 2026. See Notes 11 and 24 to the financial statements for additional information on our debt and finance lease obligations, Note 12 for information on interest rate swap contracts, Note 13 for information on our operating lease obligations and Note 18 for information on the preferred membership interests.

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

Our results for 2026 are anticipated to be impacted by the following:

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

New Accounting Policies

No new accounting guidance significantly impacted our business in 2025 although newly required income tax disclosures are included in Note 20 to the financial statements. For information on our significant accounting policies, including accounting guidance recently adopted or pending adoption, see Note 2 to the financial statements.

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

Revenue Recognition

The core principle of accounting guidance on revenue recognition is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance applies to substantially all of our revenues as the only primary revenue stream outside the scope of this guidance is rental income.

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

Revenues from the sale of convenience store products are recognized at the time of sale to the customer. LGWS and Joe’s Kwik Marts’ accounting policy is to exclude sales taxes collected and remitted from retail revenues and cost of sales and account for these sales taxes as liabilities.

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

Asset Acquisitions and Business Combinations

When closing on an acquisition, we must first determine whether substantially all of the fair value of the set of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If this threshold is not met, we determine whether the set meets the definition of a business. We did not close any major acquisitions in 2025.

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

At both December 31, 2025 and 2024, we had goodwill totaling $99.4 million. Of the December 31, 2025 balance, $54.7 million was assigned to the wholesale reporting unit and $44.7 million was assigned to the retail reporting unit. No goodwill was impaired for any period presented.

See Note 9 to the financial statements for additional information.

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

Interest Rate Risk

As of December 31, 2025, we had $692 million outstanding on our Credit Facility. Our outstanding borrowings bear interest at SOFR plus an applicable margin.

Taking the interest rate swap contracts into account, our effective interest rate on our Credit Facility at December 31, 2025 was 5.6%. A one percentage point change in SOFR would impact annual interest expense by approximately $2.9 million.

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

A material amount of our total gallons purchased are subject to prompt payment discounts and other rebates and incentives, which are recorded within cost of sales. Prompt payment discounts are based on a percentage of the purchase price of motor fuel. As such, the dollar value of these discounts increases and decreases corresponding with motor fuel prices. Based on our current volumes, we estimate a $10 per barrel change in the price of crude oil would impact our annual motor fuel gross profit by approximately $2.4 million related to these payment discounts.

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

The management of CrossAmerica is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system was designed to provide reasonable assurance to the company’s management and Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. CrossAmerica management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, 2013 version. Based on our assessment, we believe that, as of December 31, 2025, the Partnership’s internal control over financial reporting is effective based on those criteria.

Attestation Report of the Independent Registered Public Accounting Firm

Grant Thornton LLP (PCAOB ID No. 248), our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2025. Their report dated February 25, 2026, expressed an unqualified opinion on our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors, General Partner and Limited Partners

CrossAmerica Partners LP

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CrossAmerica Partners LP (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2025 and 2024, the related consolidated statements of income, equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule I (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2026 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matters communicated are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2011.

Charlotte, North Carolina

February 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors, General Partner and Limited Partners

CrossAmerica Partners LP

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of CrossAmerica Partners LP (a Delaware partnership) and subsidiaries (the “Partnership”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2025, and our report dated February 25, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Charlotte, North Carolina

February 25, 2026

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$3,137	$3,381
Accounts receivable, net of allowances of $635 and $757, respectively	28,566	31,603
Accounts receivable from related parties	687	634
Inventory	59,610	63,169
Assets held for sale	9,690	8,994
Current portion of interest rate swap contracts	801	2,958
Other current assets	8,590	8,091
Total current assets	111,081	118,830
Property and equipment, net	547,686	656,300
Right-of-use assets, net	121,636	136,430
Intangible assets, net	61,638	77,242
Goodwill	99,409	99,409
Deferred tax assets	760	1,001
Interest rate swap contracts, less current portion	325	5,133
Other assets	22,199	20,380
Total assets	$964,734	$1,114,725

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$3,465	$3,266
Current portion of operating lease obligations	34,715	35,065
Accounts payable	63,413	73,986
Accounts payable to related parties	6,536	7,729
Current portion of interest rate swap contracts	697	—
Accrued expenses and other current liabilities	27,378	24,044
Motor fuel and sales taxes payable	19,013	18,756
Total current liabilities	155,217	162,846
Debt and finance lease obligations, less current portion	687,187	763,932
Operating lease obligations, less current portion	91,267	106,296
Deferred tax liabilities, net	7,409	7,424
Asset retirement obligations	45,014	48,251
Interest rate swap contracts, less current portion	1,390	311
Other long-term liabilities	49,289	50,448
Total liabilities	1,036,773	1,139,508

Commitments and contingencies (Notes 15 and 16)

Preferred membership interests	30,289	28,993

Equity:
Common units— 38,135,078 and 38,059,702 units issued and outstanding at December 31, 2025 and 2024, respectively	(101,280)	(61,371)
Accumulated other comprehensive (loss) income	(1,048)	7,595
Total deficit	(102,328)	(53,776)
Total liabilities and equity	$964,734	$1,114,725

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars, except unit and per unit amounts)

	For the Year Ended December 31,
	2025	2024	2023
Operating revenues (a)	$3,662,534	$4,098,288	$4,386,263
Cost of sales (b)	3,259,827	3,699,969	4,003,995
Gross profit	402,707	398,319	382,268

Operating expenses:
Operating expenses (c)	231,712	227,986	194,746
General and administrative expenses	27,988	28,756	27,031
Depreciation, amortization and accretion expense	89,587	75,983	77,158
Total operating expenses	349,287	332,725	298,935
Gain on dispositions and lease terminations, net	44,229	4,966	4,737
Operating income	97,649	70,560	88,070
Other income, net	577	780	790
Interest expense	(48,140)	(52,320)	(43,743)
Income before income taxes	50,086	19,020	45,117
Income tax expense (benefit)	8,253	(3,433)	2,525
Net income	41,833	22,453	42,592
Accretion of preferred membership interests	2,720	2,561	2,488
Net income available to limited partners	$39,113	$19,892	$40,104

Earnings per common unit
Basic	$1.03	$0.52	$1.06
Diluted	$1.02	$0.52	$1.05

Weighted-average common units:
Basic	38,101,239	38,027,587	37,957,727
Diluted	38,247,289	38,172,434	38,119,461

Supplemental information:
(a) includes excise taxes of:	$316,968	$321,798	$295,762
(a) includes rent income of:	62,546	71,184	82,331
(b) excludes depreciation, amortization and accretion
(b) includes rent expense of:	19,443	20,651	22,338
(c) includes rent expense of:	18,698	17,440	15,460

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

	Limited Partners’ Interest
	Common Unitholders		AOCI	Total Equity
	Units	Dollars	Dollars	Dollars
Balance at December 31, 2022	37,937,604	$36,508	$16,469	$52,977
Net income	—	42,592	—	42,592
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	5,922	5,922
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(16,992)	(16,992)
Total other comprehensive loss	—	—	(11,070)	(11,070)
Comprehensive income (loss)	—	42,592	(11,070)	31,522
Issuance of units related to 2022 Bonus Plan	15,346	322	—	322
Vesting of equity awards, net of units withheld for tax	30,204	627	—	627
Accretion of preferred membership interests	—	(2,488)	—	(2,488)
Distributions paid	—	(79,953)	—	(79,953)
Balance at December 31, 2023	37,983,154	$(2,392)	$5,399	$3,007

Net income	—	22,453	—	22,453
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	12,560	12,560
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(10,364)	(10,364)
Total other comprehensive income	—	—	2,196	2,196
Comprehensive income	—	22,453	2,196	24,649
Issuance of units related to 2023 Bonus Plan	17,136	381	—	381
Vesting of equity awards, net of units withheld for tax	59,412	1,272	—	1,272
Accretion of preferred membership interests	—	(2,561)	—	(2,561)
Tax effect from intra-entity transfer of assets	—	(410)	—	(410)
Distributions paid	—	(80,114)	—	(80,114)
Balance at December 31, 2024	38,059,702	$(61,371)	$7,595	$(53,776)

Net income	—	41,833	—	41,833
Other comprehensive income
Unrealized loss on interest rate swap contracts	—	—	(5,237)	(5,237)
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(3,406)	(3,406)
Total other comprehensive loss	—	—	(8,643)	(8,643)
Comprehensive income (loss)	—	41,833	(8,643)	33,190
Issuance of units related to 2024 Bonus Plan	7,237	165	—	165
Vesting of equity awards, net of units withheld for tax	68,139	1,491	—	1,491
Accretion of preferred membership interests	—	(2,720)	—	(2,720)
Tax effect of intra-entity transfer of assets	—	(387)	—	(387)
Distributions paid	—	(80,291)	—	(80,291)
Balance at December 31, 2025	38,135,078	$(101,280)	$(1,048)	$(102,328)

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$41,833	$22,453	$42,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	89,587	75,983	77,158
Amortization of deferred financing costs	1,939	1,937	3,287
Credit loss expense	—	157	40
Deferred income tax (benefit) expense	(161)	(6,147)	1,572
Equity-based employee and director compensation expense	1,854	1,508	3,031
Gain on dispositions and lease terminations, net	(44,229)	(4,966)	(4,737)
Changes in operating assets and liabilities, net of acquisitions	673	(3,143)	(5,860)
Net cash provided by operating activities	91,496	87,782	117,083

Cash flows from investing activities:
Principal payments received on notes receivable	118	152	213
Proceeds from sale of assets	104,052	35,374	6,234
Capital expenditures	(35,729)	(26,318)	(34,628)
Lease termination payments to Applegreen, including inventory purchases	—	(25,517)	—
Net cash provided by (used in) investing activities	68,441	(16,309)	(28,181)

Cash flows from financing activities:
Borrowings under the Credit Facility	77,795	113,000	240,900
Repayments on the Credit Facility	(153,000)	(101,500)	(91,037)
Repayments on the Term Loan Facility	—	—	(158,980)
Payments of finance lease obligations	(3,261)	(3,082)	(2,890)
Payments of deferred financing costs	—	(74)	(7,106)
Distributions paid on distribution equivalent rights	(284)	(260)	(241)
Income tax distributions paid on preferred membership interests	(1,424)	(1,312)	(900)
Distributions paid on common units	(80,007)	(79,854)	(79,712)
Net cash used in financing activities	(160,181)	(73,082)	(99,966)
Net decrease in cash and cash equivalents	(244)	(1,609)	(11,064)

Cash and cash equivalents at beginning of period	3,381	4,990	16,054
Cash and cash equivalents at end of period	$3,137	$3,381	$4,990

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. DESCRIPTION OF BUSINESS

The Topper Group controls the sole member of our General Partner and has the ability to appoint all of the members of the Board and to control and manage the operations and activities of the Partnership. As of February 20, 2026, the Topper Group has beneficial ownership of a 38.5% limited partner interest in the Partnership.

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
•
LGWS, which owns and leases (or leases and sub-leases) real estate and personal property used in the retail sale of motor fuels, as well as provides maintenance and other services to its customers. In addition, LGWS sells motor fuels on a retail basis and sells convenience merchandise to end customers at company operated retail sites and sells motor fuel on a retail basis at sites operated by commission agents. Income from LGWS generally is not Qualifying Income under Section 7704(d) of the Internal Revenue Code; and
•
Joe’s Kwik Marts, which owns and leases real estate and personal property at certain of our company operated sites. Joe’s Kwik Marts also sells motor fuels on a retail basis and sells convenience merchandise to end customers. Income from Joe’s Kwik Marts generally is not Qualifying Income under Section 7704(d) of the Internal Revenue Code.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

We consider all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which, for cash equivalents, approximates fair value due to their short-term maturity. We are potentially subject to financial instrument concentration of credit risk through our cash and cash equivalents. We maintain cash and cash equivalents with several major financial institutions and have approximately $1.7 million of cash and cash equivalents in excess of FDIC insurance limits at December 31, 2025. We have not experienced any losses on our cash and cash equivalents and do not believe we have significant credit risk.

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

The primary financial instrument within the scope of this guidance is our accounts receivable, which mainly result from the sale of motor fuels to customers. Our accounts receivable is generally considered as having a similar risk profile. Credit is extended to a customer, generally a dealer or a commission agent, based on an evaluation of the customer’s financial condition prior to entering into fuel supply and/or lease agreements. In certain circumstances, cash collateral or letters of credit may be required from the customer and fuel and lease agreements are generally cross-collateralized when applicable. Receivables are recorded at face value, without interest or discount.

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

Segment Reporting

We present our segment reporting in accordance with ASC 280–Segment Reporting and engage in the wholesale distribution and retail sale of motor fuels, primarily gasoline and diesel fuel, and the retail sale of convenience merchandise. We present our results to our chief operating decision maker segregated between wholesale and retail activities. As a result, we are deemed to conduct our business in two reportable segments: 1) the retail segment and 2) the wholesale segment. See Note 22 for additional information on our segments.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The core principle of accounting guidance on revenue recognition is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance applies to substantially all of our revenues as the only primary revenue stream outside the scope of this guidance is rental income.

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

Revenues from the sale of convenience store products are recognized at the time of sale to the customer. LGWS and Joe’s Kwik Marts’ accounting policy is to exclude sales taxes collected and remitted from retail revenues and cost of sales and account for these sales taxes as liabilities.

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

Lease Accounting as Lessee

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

Rent expense is classified within cost of sales for our lessee dealer and commission sites, operating expenses for our company operated sites and general and administrative expenses for our corporate office.

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

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” The amendments in this new guidance require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. This new guidance also requires certain new disclosures such as income taxes paid disaggregated by federal, state and foreign taxes and further disaggregated by individual jurisdictions in which income taxes paid exceeds a quantitative threshold. This new guidance also eliminates certain previously required disclosures. We adopted this new accounting guidance prospectively. See Note 20 for the new disclosures and additional information on income taxes.

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

Interest Rate Swap Contracts

The Partnership uses interest rate swap contracts to reduce its exposure to unfavorable changes in interest rates. The Partnership accounts for derivative contracts in accordance with ASC 815–Derivatives and Hedging, and recognizes derivative instruments as either assets or liabilities on the consolidated balance sheet and measures those instruments at fair value. The changes in fair value of the derivative transactions are presented in accumulated other comprehensive income (loss) and reclassified to interest expense as the interest payments on our Credit Facility are made.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration Risks

For 2025, 2024 and 2023, our wholesale business purchased approximately 79%, 81% and 80% of its motor fuel from four suppliers, respectively.

For 2025, 2024 and 2023, approximately 22%, 22% and 24% of our motor fuel gallons sold were delivered by our top two carriers, respectively.

For 2025, 2024 and 2023, approximately 16%, 19% and 29% of our rent income was from our top five multi-site operators, respectively.

For 2025, 2024 and 2023, approximately 53%, 50% and 49% of our merchandise was purchased from one supplier, respectively.

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

During the first half of 2024, we paid $25.5 million of cash as consideration and for the purchase of inventory. We recorded a $16.0 million loss on lease termination with Applegreen, including a $1.5 million non-cash write-off of deferred rent income.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. ASSETS HELD FOR SALE

We have classified 24 and 10 sites as held for sale at December 31, 2025 and 2024, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	December 31,
	2025	2024
Land	$4,395	$4,483
Buildings and site improvements	6,590	3,866
Equipment	6,554	3,752
Total	17,539	12,101
Less accumulated depreciation	(7,849)	(3,107)
Assets held for sale	$9,690	$8,994

The Partnership has continued to focus on optimizing the class of trade for its assets, which has included divesting certain assets, often lower performing, while seeking to maintain a wholesale fuel supply relationship whenever possible. During 2025, we sold 107 sites for $103.3 million in proceeds, resulting in net gains of $45.9 million. During 2024, we sold 30 sites for $36.3 million in proceeds, resulting in net gains of $23.3 million. During 2023, we sold 10 properties for $9.2 million in proceeds, resulting in a net gain of $6.5 million. The 2024 and 2023 proceeds include $1.2 million and $3.8 million, respectively, that were initially placed in a Section 1031 exchange escrow account and subsequently used to purchase replacement properties. As such, these proceeds and the related capital expenditures were excluded from the consolidated statements of cash flows.

See Note 7 for information regarding impairment charges primarily recorded upon classifying sites within assets held for sale.

Note 5. RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$757	$709	$686
Increase in allowance charged to expense	—	157	40
Accounts charged against the allowance, net of recoveries	(122)	(109)	(17)
Balance at end of year	$635	$757	$709

Notes receivable totaled $0.6 million and $0.8 million at December 31, 2025 and 2024, respectively, and are included in other current assets and other noncurrent assets on the consolidated balance sheets.

Note 6. INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2025	2024
Merchandise	$34,884	$35,424
Motor fuel	24,726	27,745
Inventories	$59,610	$63,169

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Land	$268,873	$313,030
Buildings and site improvements	330,150	360,473
Leasehold improvements	20,851	18,890
Equipment	337,734	363,767
Construction in progress	3,090	6,794
Property and equipment, at cost	960,698	1,062,954
Accumulated depreciation and amortization	(413,012)	(406,654)
Property and equipment, net	$547,686	$656,300

Approximately $240 million of property and equipment, net was held for leasing purposes at December 31, 2025.

As discussed in Note 11, we lease sites under a lease with Getty, for which the building and equipment components are classified as a finance lease. The right-of-use asset associated with this finance lease is included in the table above and totaled $2.1 million and $3.8 million at December 31, 2025 and 2024, respectively, net of accumulated amortization. Amortization of this right-of-use asset is included in depreciation, amortization and accretion expense on the consolidated statements of income and amounted to $1.6 million, $1.6 million and $1.7 million in 2025, 2024 and 2023, respectively. See Note 24 for information regarding an amendment of this lease.

Depreciation expense, including amortization of assets recorded under finance lease obligations, was approximately $74.5 million, $57.1 million and $54.5 million for 2025, 2024 and 2023, respectively. Included in these amounts are impairment charges primarily related to sites classified within assets held for sale totaling $23.1 million, $4.4 million and $0.8 million during 2025, 2024 and 2023, respectively.

Note 8. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	December 31, 2025			December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$147,528	$87,623	$59,905	$194,626	$118,800	$75,826
Trademarks/licenses	2,638	982	1,656	2,168	869	1,299
Covenant not to compete	200	123	77	200	83	117
Total intangible assets	$150,366	$88,728	$61,638	$196,994	$119,752	$77,242

Amortization expense was $16.1 million, $18.1 million and $20.7 million for 2025, 2024 and 2023, respectively. Aggregate amortization expense is expected to be $14.3 million, $12.4 million, $11.1 million, $11.0 million and $7.1 million for 2026, 2027, 2028, 2029 and 2030, respectively.

Note 9. GOODWILL

Goodwill consisted of the following (in thousands):

	Wholesale Segment	Retail Segment	Consolidated
Balance at December 31, 2025 and 2024	$54,675	$44,734	$99,409

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Taxes other than income	$8,408	$8,166
Capital expenditures and maintenance expenses	865	2,730
Current portion of environmental liabilities	2,297	3,098
Interest	1,610	2,084
Equity compensation	2,442	2,902
Professional fees	554	580
Purchase consideration payable (a)	1,800	1,200
Income taxes	5,653	—
Other	3,749	3,284
Total accrued expenses and other current liabilities	$27,378	$24,044

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Security deposits	$17,646	$17,898
Deferred fuel supplier rebates	22,144	23,754
Environmental liabilities	7,382	5,335
Purchase consideration payable (a)	—	600
Other	2,117	2,861
Total other long-term liabilities	$49,289	$50,448

(a) Purchase consideration related to the acquisition of assets from 7-Eleven, Inc.

Asset Retirement Obligations

Environmental laws in the U.S. require the permanent closure of USTs after the USTs are no longer in service. We have estimated that USTs at our owned sites will remain in service approximately 30 years and that we will have an obligation to close the USTs at that time or later as required by different state laws and regulations. For our leased sites, our lease agreements generally require that we remove certain improvements, primarily USTs and signage, upon termination of the lease, and so an asset retirement obligation is incurred upon acquiring the site. There are no assets that are legally restricted for purposes of settling our asset retirement obligations.

A roll-forward of our asset retirement obligation is below (in thousands):

	2025	2024
Balance at beginning of year	$48,430	$47,909
Recognition of asset retirement obligations	38	—
Changes in estimated cash flows or settlement dates	(4,934)	(1,217)
Accretion	1,675	1,873
Obligations settled	(92)	(135)
Balance at end of year	45,117	48,430
Current portion, included within accrued expenses and other current liabilities	103	179
Long-term portion	$45,014	$48,251

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. DEBT

Our balances for long-term debt and finance lease obligations are as follows (in thousands):

	December 31,
	2025	2024
Credit Facility	$692,295	$767,500
Finance lease obligations	4,656	7,936
Total debt and finance lease obligations	696,951	775,436
Current portion	3,465	3,266
Noncurrent portion	693,486	772,170
Deferred financing costs, net	6,299	8,238
Noncurrent portion, net of deferred financing costs	$687,187	$763,932

As of December 31, 2025, future principal payments on debt and future minimum rental payments on finance lease obligations were as follows (in thousands):

	Debt	Finance Lease Obligations	Total
2026	$—	$3,565	$3,565
2027	—	1,200	1,200
2028	692,295	—	692,295
Total future payments	692,295	4,765	697,060
Less impact of discounting	—	109	109
Total future principal payments	692,295	4,656	696,951
Current portion	—	3,465	3,465
Long-term portion	$692,295	$1,191	$693,486

On March 31, 2023, the Partnership and its subsidiary, LGWS (together with the Partnership, the “Borrowers”), amended and restated the Credit Facility. As amended, the Credit Facility provides for an increase of the senior secured revolving credit facility from $750 million to $925 million and extends the maturity date from April 1, 2024 to March 31, 2028. The credit facility can be increased from time to time upon the Partnership’s written request, subject to certain conditions, up to an additional $350 million. The aggregate amount of the outstanding loans and letters of credit under the Credit Facility cannot exceed the combined revolving commitments then in effect. Certain subsidiaries of the Borrowers are guarantors ("Guarantors") of all of the obligations under the Credit Facility. All obligations under the Credit Facility are secured by substantially all of the Partnership’s assets and substantially all of the assets of the Guarantors.

Borrowings under the credit facility bear interest, at the Partnership’s option, at (1) a rate equal to the secured overnight financing rate (“SOFR”), for interest periods of one, three or six months, plus a margin ranging from 1.75% to 2.75% per annum depending on the Partnership’s Consolidated Leverage Ratio (as defined in the Credit Facility) plus a customary credit spread adjustment or (2) (a) an alternative base rate equal to the greatest of (i) the federal funds rate plus 0.5% per annum, (ii) SOFR for one month interest periods plus 1.00% per annum or (iii) the rate of interest established by the Agent (as defined in the Credit Facility), from time to time, as its prime rate, plus (b) a margin ranging from 0.75% to 1.75% per annum depending on the Partnership’s Consolidated Leverage Ratio. In addition, the Partnership incurs a commitment fee based on the unused portion of the credit facility at a rate ranging from 0.25% to 0.45% per annum depending on the Partnership’s Consolidated Leverage Ratio.

The Partnership also has the right to borrow swingline loans under the Credit Facility in an amount up to $35.0 million. Swingline loans bear interest at the base rate plus the applicable alternative base rate margin.

Letters of credit may be issued under the Credit Facility up to an aggregate amount of $65.0 million. Letters of credit are subject to a 0.125% fronting fee and other customary administrative charges. Letters of credit accrue a fee at a rate based on the applicable margin of SOFR loans.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Credit Facility contains certain financial covenants. The Partnership is required to maintain a Consolidated Leverage Ratio (as defined in the Credit Facility) of not greater than 4.75 to 1.00. For the quarter during a Specified Acquisition Period (as defined in the Credit Facility), such threshold will be increased by increasing the numerator thereof by 0.5, but such numerator may not exceed 5.25 to 1.00. Upon the occurrence of a Qualified Note Offering (as defined in the Credit Facility), the Consolidated Leverage Ratio threshold when not in a Specified Acquisition Period is increased to 5.25 to 1.00, while the Specified Acquisition Period threshold is 5.50 to 1.00. Upon the occurrence of a Qualified Note Offering, the Partnership is also required to maintain a Consolidated Senior Secured Leverage Ratio (as defined in the Credit Facility) for the most recently completed four fiscal quarter period of not greater than 3.75 to 1.00. Such threshold is increased to 4.00 to 1.00 for the quarter during a Specified Acquisition Period. The Partnership is also required to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Facility) of at least 2.50 to 1.00.

The Credit Facility prohibits the Partnership from making cash distributions to its unitholders if any event of default occurs or would result from the distribution. In addition, the Credit Facility contains various covenants that may limit, among other things, the Partnership’s ability to:

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

If an event of default exists under the Credit Facility, the lenders will be able to accelerate the maturity of the Credit Facility and exercise other rights and remedies. Events of default include, among others, the following:

•
failure to pay any principal under the Credit Facility when due or any interest, fees or other amounts under the Credit Facility when due after a grace period;
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
•
a Change of Control (as defined in the Credit Facility) without a waiver or amendment; and
•
failure of the lenders for any reason to have a perfected first priority security interest in a material portion of the collateral granted by the Partnership or any of its subsidiaries.

The incremental borrowings at the March 2023 closing of the amended and restated Credit Facility were used to repay outstanding borrowings under the JKM Credit Facility, which was terminated on March 31, 2023, and to pay fees and expenses in connection with the Credit Facility and the termination of the JKM Credit Facility.

In connection with amending the Credit Facility and terminating the JKM Credit Facility in March 2023, the Partnership wrote off $1.1 million of deferred financing costs in the first quarter of 2023.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 20, 2024, in connection with our Applegreen Acquisition, we entered into an amendment (the “Amendment”) to the Credit Facility. The Amendment, among other things, modified the definition of Consolidated EBITDA contained in the Credit Agreement to permit the full addback of certain lease termination expenses incurred in connection with the Applegreen Acquisition and the addback of other lease termination expenses incurred in connection with other transactions, subject to certain terms and conditions.

Taking the interest rate swap contracts described in Note 12 into account, our effective interest rate on our Credit Facility was 5.6% (with an applicable margin of 2.00%) and 6.2% (with an applicable margin of 2.25%) at December 31, 2025 and 2024, respectively.

Letters of credit outstanding at December 31, 2025 and December 31, 2024 totaled $4.9 million and $5.3 million, respectively.

As of December 31, 2025, we were in compliance with our financial covenants under the Credit Facility. The amount of availability under the Credit Facility at December 31, 2025, after taking into consideration debt covenant restrictions, was $227.8 million.

Finance Lease Obligations

In May 2012, the Predecessor Entity entered into a 15-year master lease agreement with renewal options of up to an additional 20 years with Getty. Since then, the agreement has been amended from time to time to add or remove sites. As of December 31, 2025, we lease 106 sites under this lease with a weighted-average remaining lease term of 1.3 years. We pay fixed rent, which increases 1.5% per year. In addition, the lease requires variable lease payments based on gallons of motor fuel sold.

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

The weighted-average discount rate for this finance lease obligation at December 31, 2025 and 2024 was 3.5%. Interest on this finance lease obligation amounted to $0.2 million, $0.3 million and $0.4 million for 2025, 2024 and 2023, respectively.

See Note 24 for information regarding an amendment of this lease.

Cash paid for interest, including debt and finance lease obligations, amounted to $46.6 million, $49.9 million and $40.1 million for 2025, 2024 and 2023, respectively.

Note 12. INTEREST RATE SWAP CONTRACTS

During 2025 and part of 2024, we held the following interest rate swap contracts (in thousands):

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

The fair value of these interest rate swap contracts was reported as a separate line item within current assets, current liabilities, noncurrent assets and noncurrent liabilities, as applicable. See Note 17 for additional information on the fair value of the interest rate swap contracts.

We report the unrealized gains and losses on our interest rate swap contracts designated as highly effective cash flow hedges as a component of other comprehensive income (loss) and reclassify such gains and losses into earnings (interest expense on our statement of income) in the same period during which the hedged interest expense is recorded. We recognized a net realized gain from settlements of the interest rate swap contracts of $3.4 million, $10.4 million and $17.0 million for 2025, 2024 and 2023, respectively.

We currently estimate that a net gain of $0.7 million will be reclassified from accumulated other comprehensive income into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Note 13. OPERATING LEASES

Operating Leases of Sites as Lessee

We lease 424 sites from third parties under certain non-cancelable operating leases that expire from time to time through 2044. The weighted-average remaining lease term was 3.3 years as of December 31, 2025.

Lease expense was classified in the consolidated statements of income as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of sales	$19,443	$20,651	$22,338
Operating expenses	18,698	17,440	15,460
General and administrative expenses	1,140	1,179	995
Total	$39,281	$39,270	$38,793

Variable lease payments based on inflation or fuel volume included in the table above totaled $4.9 million, $4.6 million and $4.6 million for 2025, 2024 and 2023, respectively. Short-term lease payments included in the table above that are excluded from the lease liability amounted to $0.4 million, $0.3 million and $0.2 million for 2025, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of lease liabilities under operating leases totaled $34.0 million, $34.4 million and $34.0 million for 2025, 2024 and 2023, respectively.

As of December 31, 2025, future minimum rental payments under operating leases, excluding variable lease payments or short-term payments, were as follows (in thousands). The weighted-average discount rate as of December 31, 2025 and 2024 was 5.8%.

	Third Parties	Related Parties	Total
2026	$26,609	$9,202	$35,811
2027	22,551	7,742	30,293
2028	18,112	7,152	25,264
2029	15,632	6,225	21,857
2030	13,881	1,657	15,538
Thereafter	19,612	32	19,644
Total future payments	$116,397	$32,010	148,407
Less impact of discounting			22,425
			125,982
Current portion			34,715
Long-term portion			$91,267

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Most lease agreements include provisions for renewals. We generally do not include renewal options in our lease term for purposes of measuring our lease liabilities and right-of-use assets unless the sublease to our customer extends beyond the term of the head lease.

Of our leased sites, we operate 154 of them as company operated sites. Substantially all the remaining leased sites are subleased to lessee dealers or commission agents under leases with terms generally ranging from one to ten years and which may include renewal options. Sublease rental income amounted to $29.8 million, $31.3 million and $35.3 million for 2025, 2024 and 2023, respectively.

Operating Leases of Sites as Lessor

Motor fuel stations are leased to tenants under operating leases with various expiration dates ranging through 2041. Most lease agreements include provisions for renewals. We generally do not include renewal options in our lease term. Future minimum rental payments under non-cancelable operating leases with third parties as of December 31, 2025 were as follows (in thousands):

2026	$32,146
2027	22,515
2028	14,493
2029	9,586
2030	6,955
Thereafter	12,438
Total future minimum lease payments	$98,133

The future minimum rental payments presented above do not include contingent rent based on future inflation, future revenues or volumes of the lessee, or non-lease components for amounts that may be received as tenant reimbursements for certain operating costs.

Deferred rent income from straight-line rent relates to the cumulative amount by which straight-line rental income recorded to date exceeds cash rents billed to date under the lease agreement and totaled $2.0 million and $2.6 million at December 31, 2025 and 2024, respectively.

Note 14. RELATED PARTY TRANSACTIONS

Transactions with Affiliates of Members of the Board

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from TopStar, an entity affiliated with the Topper Group, were $35.8 million, $43.1 million and $50.7 million for 2025, 2024 and 2023, respectively. Accounts receivable from TopStar were $0.7 million and $0.6 million at December 31, 2025 and 2024, respectively.

We lease real estate from the Topper Group. Rent expense under these lease agreements was $9.7 million, $10.2 million and $10.3 million for 2025, 2024 and 2023, respectively. Generally, rent payable under these leases increases by 1.5% per year through the 10-year term expiring in April 2030. Generally, there are four five-year renewal options under these leases.

In February 2025, we purchased a property from TopStar for $0.2 million.

Sale of Property

In 2024, we sold one property to a related party affiliated with the Topper Group for $2.5 million, resulting in a net gain of $1.8 million.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We incurred expenses under the Omnibus Agreement, including costs for store level personnel at our company operated sites as well as other cost reimbursements, totaling $129.7 million, $125.2 million and $108.5 million for 2025, 2024 and 2023, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statements of income. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Omnibus Agreement totaled $4.6 million and $5.7 million at December 31, 2025 and 2024, respectively.

Common Unit Distributions and Other Equity Transactions

We distributed $30.8 million to the Topper Group related to its ownership of our common units during each of the years 2025, 2024 and 2023.

We distributed $10.5 million to affiliates of John B. Reilly, III, a member of our Board, related to their ownership of our common units for each of the years 2025, 2024 and 2023.

See Note 18 for information regarding the preferred membership interests held by related parties.

Maintenance and Environmental Costs

Certain maintenance and environmental remediation activities are performed by an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $2.1 million, $3.4 million and $2.6 million for 2025, 2024 and 2023, respectively. Accounts payable to this related party amounted to $0.3 million and $0.6 million at December 31, 2025 and 2024, respectively.

Environmental Remediation Indemnification

Under an indemnification agreement, DMI reimburses us for certain environmental remediation costs incurred by the Partnership. We received $0.6 million and $0.9 million for 2025 and 2024, respectively.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board. Merchandise costs amounted to $19.4 million, $19.4 million and $20.8 million for 2025, 2024 and 2023, respectively. Accounts payable to this related party amounted to $1.7 million and $1.4 million at December 31, 2025 and 2024, respectively.

Vehicle Lease

In connection with the services rendered under the Omnibus Agreement, we lease certain vehicles from an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. Lease expense was $0.2 million for 2025, 2024 and 2023.

Principal Executive Offices

We lease office space from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $1.1 million, $1.2 million and $1.0 million for 2025, 2024 and 2023, respectively.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Public Relations and Website Consulting Services

We have engaged a company affiliated with John B. Reilly, III, a member of our Board, for public relations and website consulting services. The cost of these services amounted to $0.1 million for 2025, 2024 and 2023.

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

The table below presents a roll-forward of our environmental liabilities (in thousands):

	2025	2024
Balance at beginning of year	$8,433	$7,448
Provision for new environmental losses	632	1,240
Changes in estimates for previously incurred losses	3,270	3,479
Payments	(2,656)	(3,734)
Balance at end of year	9,679	8,433
Current portion, included within accrued expenses and other current liabilities	2,297	3,098
Long-term portion, included within other long-term liabilities	$7,382	$5,335

At December 31, 2025 and 2024, we were indemnified by state funds or insurance totaling $8.3 million and $6.3 million, respectively, which are recorded as indemnification assets and included within other current and other noncurrent assets on the consolidated balance sheets. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have minimum volume purchase requirements under certain of our fuel supply agreements with a purchase price at prevailing market rates for wholesale distribution. The following provides total annual future minimum volume purchase requirements (in thousands of gallons):

2026	582,796
2027	512,776
2028	454,998
2029	445,873
2030	402,956
Thereafter	1,657,494
Total	4,056,893

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

As further discussed in Note 19, we have accrued for outstanding phantom units as a liability and adjust that liability on a recurring basis based on the market price of our common units each balance sheet date. These fair value measurements are deemed Level 1 measurements.

Financial Instruments

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of December 31, 2025 and 2024 due to the short-term maturity of these instruments. The fair value of borrowings under the Credit Facility approximated its carrying value as of December 31, 2025 and 2024 due to the frequency with which interest rates are reset and the consistency of the market spread.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on an evaluation of the relevant terms and provisions within the Series A Investment Agreement, the Holdings Operating Agreement, the Credit Facility as well as an analysis of the economic characteristics and risks of the Series A Preferred Interests, management concluded that the Series A Preferred Interests are more akin to equity as opposed to debt and thus, in accordance with ASC 480, the preferred membership interests are to be presented in mezzanine equity on the consolidated balance sheet and the carrying amount will be accreted to the Exchange Price over time. We recorded accretion on the preferred membership interests of $2.7 million, $2.6 million and $2.5 million in 2025, 2024 and 2023, respectively. We paid income tax distributions of $1.4 million, $1.3 million and $0.9 million in 2025, 2024 and 2023, respectively.

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

The table below summarizes our equity-based award activity:

	Employees	Directors	Employees
			Phantom
			Performance
			Awards
	Phantom Units	Phantom Units	Initial Target Value
Nonvested at December 31, 2023	103,553	19,494	$3,296
Granted	33,061	20,514	853
Vested	(18,317)	(19,494)	(711)
Nonvested at December 31, 2024	118,297	20,514	3,438
Granted	27,047	18,924	734
Forfeited	(7,737)	—	(162)
Vested	(24,002)	(20,514)	(846)
Nonvested at December 31, 2025	113,605	18,924	$3,164

Phantom Units

In July 2025, the Partnership granted 3,154 phantom units to each of six non-employee directors of the Board. Such awards will vest in July 2026, conditioned upon continuous service as non-employee directors. These awards were accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of our common units.

During the fourth quarter of 2025, the Partnership granted 27,047 phantom units to employees of the Topper Group. Of these awards, 50% vest ratably over three years through December 31, 2028 and 50% vest upon the employee’s death, disability or retirement. These awards were accompanied by tandem distribution equivalent rights that entitle the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of our common units.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-Based Awards

During the fourth quarter of 2025, the Partnership granted performance-based awards with an initial target value of $0.7 million. The performance-based awards vest on December 31, 2028, based on attainment of the performance goals set forth in the award agreements. The performance-based awards are weighted 50% for the increase of funds flow from operations per unit (as defined in the award agreements) and 50% for leverage (as defined in the award agreements), with a performance period from January 1, 2026 to December 31, 2028 and with a reference period ending on December 31, 2025. The payout value for both performance conditions will be interpolated on a linear basis ranging from 0% to 200%, which will then be multiplied by the initial target value to determine the value of the units to be issued. The value of the units will then be divided by the 20-day volume-weighted average closing price of our common units as of a date shortly before the conversion date to determine the actual number of units to be issued.

Overall

Since we grant awards to employees of the Topper Group who provide services to us under the Omnibus Agreement and non-employee directors of the Board, and since the grants may be settled in cash at the discretion of our Board, unvested phantom units and unvested performance-based awards receive fair value variable accounting treatment. As such, they are measured at fair value at each balance sheet reporting date and the cumulative compensation cost recognized is classified as a liability, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. In measuring the cumulative compensation cost with regard to the performance-based awards, we also reassess the probability of the performance conditions being met each balance sheet date. The balance of the accrual was $3.0 million and $3.4 million at December 31, 2025 and 2024, respectively.

We record equity-based compensation as a component of general and administrative expenses in the consolidated statements of income. Equity-based compensation expense was $1.9 million, $1.5 million and $3.0 million for 2025, 2024 and 2023, respectively.

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

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of income tax expense related to net income were as follows (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Current
U.S. federal	$7,097	$2,240	$502
U.S. state	1,317	474	451
Total current	8,414	2,714	953

Deferred
U.S. federal	(778)	(5,073)	946
U.S. state	617	(1,074)	626
Total deferred	(161)	(6,147)	1,572
Income tax expense (benefit)	$8,253	$(3,433)	$2,525

The difference between the actual income tax provision and income taxes computed by applying the U.S. federal statutory rate to earnings before income taxes is attributable to the following (in thousands):

	For the Year Ended December 31,
	2025		2024	2023
	Amount	Percent	Amount	Amount
Consolidated income from continuing operations before income taxes - all domestic	$50,086		$19,020	$45,117
Income from continuing operations before income taxes of non-taxable entities	(20,541)		(12,531)	(34,797)
Income from continuing operations before income taxes of corporate entities	29,545		6,489	10,320
Federal income tax expense at statutory rate	6,204	21%	1,363	2,167
Increase (decrease) due to:
Basis difference of acquired assets	—	0%	(4,135)	—
State income taxes, net of federal income tax benefit (a)	1,717	6%	(638)	421
Other	332	1%	(23)	(63)
Total income tax expense (benefit)	$8,253	28%	$(3,433)	$2,525

(a) State taxes in New York, Pennsylvania, Tennessee, Virginia and West Virginia comprise the majority of the tax effect in this category.

On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act (the "Act"), was enacted, which includes a broad range of tax reform provisions. While certain provisions of the Act have and will continue to affect the timing of cash payments in 2025 and future years, there has not been nor do we anticipate a material impact on our financial statements.

Cash paid for income taxes, net of refunds received, amounted to $3.2 million, an insignificant amount and $2.9 million for 2025, 2024 and 2023, respectively. Cash paid for income taxes, net of refunds received for 2025 was as follows (in thousands):

Federal	$2,750
State (a)	499
Total	$3,249

(a) Includes $0.3 million paid to New Jersey

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2025	2024
Deferred income tax assets:
Operating and finance lease obligations	$23,493	$26,927
Asset retirement obligations	10,425	11,114
Intangible assets	6,729	8,703
Net operating losses (a)	2,474	3,860
Other assets and liabilities	6,173	8,075
Total deferred income tax assets	49,294	58,679

Deferred income tax liabilities:
Deferred rent income	410	717
Property and equipment	33,807	40,010
Right-of-use assets	21,726	24,375
Total deferred income tax liabilities	55,943	65,102
Net deferred income tax liabilities	$6,649	$6,423
(a)
Includes a federal deferred tax asset of $1.6 million related to a $7.6 million federal net operating loss that has no expiration.

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

We did not have unrecognized tax benefits at December 31, 2025 or 2024. Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We had no material interest and penalties for 2025, 2024 and 2023.

We file income tax returns with the U.S. federal government as well as the many state jurisdictions in which we operate. The statute remains open for tax years 2022 through 2025; therefore, these years remain subject to examination by federal, state and local jurisdiction authorities.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. NET INCOME PER LIMITED PARTNER UNIT

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per common unit for the following periods (in thousands, except unit and per unit amounts):

	Years Ended December 31,
	2025	2024	2023
Numerator:
Distributions paid on common units	$80,007	$79,854	$79,712
Allocation of distributions in excess of net income	(40,894)	(59,962)	(39,608)
Limited partners’ interest in net income - basic and diluted	$39,113	$19,892	$40,104
Denominator:
Weighted average common units outstanding - basic	38,101,239	38,027,587	37,957,727
Adjustment for phantom and phantom performance units(a)	146,050	144,847	161,734
Weighted average common units outstanding - diluted	38,247,289	38,172,434	38,119,461
Net income per common unit - basic	$1.03	$0.52	$1.06
Net income per common unit - diluted	$1.02	$0.52	$1.05

Distributions paid per common unit	$2.1000	$2.1000	$2.1000
Distributions declared (with respect to each respective period) per common unit	$2.1000	$2.1000	$2.1000

(a)
For 2025, 2024 and 2023, respectively, 1,271,276, 1,217,870 and 1,203,481 potentially dilutive units related to the preferred membership interests were excluded from the calculation of diluted earnings per unit because including them would have been antidilutive.

Distributions

Quarterly distribution activity to common unitholders for 2025 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2024	February 3, 2025	February 13, 2025	$0.5250	$19,981
March 31, 2025	May 5, 2025	May 15, 2025	0.5250	20,001
June 30, 2025	August 4, 2025	August 14, 2025	0.5250	20,012
September 30, 2025	November 3, 2025	November 13, 2025	0.5250	20,013
December 31, 2025	February 2, 2026	February 12, 2026	0.5250	20,021

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

During 2025, we converted 35 sites from lessee dealer sites in the wholesale segment to company operated or commission agent sites in the retail segment, net. During 2024, we converted 107 sites from lessee dealer sites in the wholesale segment to company operated or commission agent sites in the retail segment, net, including 59 sites from the Applegreen Acquisition (see Note 3 for additional information). During 2023, we converted 44 sites from lessee dealer sites in the wholesale segment to company operated or commission sites in the retail segment, net.

As of December 31, 2025, our wholesale and retail segments operate in 33 and 27 states, respectively.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Year Ended December 31, 2025
Revenues from fuel sales to external customers	$1,515,578	$1,653,425	$—	$3,169,003
Revenues from food and merchandise sales	—	407,188	—	407,188
Rent income	47,132	15,414	—	62,546
Other revenue	4,963	18,834	—	23,797
Total revenues	1,567,673	2,094,861	—	3,662,534

Cost of goods sold - fuel	1,453,245	1,496,186	—	2,949,431
Cost of goods sold - food and merchandise	—	290,953	—	290,953
Cost of goods sold - rent expense	13,914	5,529	—	19,443
Gross profit	100,514	302,193	—	402,707

Store labor	—	91,655	—	91,655
Maintenance and environmental costs	5,288	30,017	—	35,305
Other items (a)	21,731	83,021	73,346	178,098
Operating income (loss)	$73,495	$97,500	$(73,346)	$97,649

Year Ended December 31, 2024
Revenues from fuel sales to external customers	$1,809,897	$1,802,995	$—	$3,612,892
Revenues from food and merchandise sales	—	390,144	—	390,144
Rent income	57,765	13,419	—	71,184
Other revenue	4,601	19,467	—	24,068
Total revenues	1,872,263	2,226,025	—	4,098,288

Cost of goods sold - fuel	1,747,005	1,652,079	—	3,399,084
Cost of goods sold - food and merchandise	—	280,234	—	280,234
Cost of goods sold - rent expense	16,643	4,008	—	20,651
Gross profit	108,615	289,704	—	398,319

Store labor	—	88,500	—	88,500
Maintenance and environmental costs	7,333	29,006	—	36,339
Other items (a)	24,421	78,726	99,773	202,920
Operating income (loss)	$76,861	$93,472	$(99,773)	$70,560

Year Ended December 31, 2023
Revenues from fuel sales to external customers	$2,215,110	$1,751,846	$—	$3,966,956
Revenues from food and merchandise sales	—	315,957	—	315,957
Rent income	69,693	12,638	—	82,331
Other revenue	5,248	15,771	—	21,019
Total revenues	2,290,051	2,096,212	—	4,386,263

Cost of goods sold - fuel	2,142,430	1,613,117	—	3,755,547
Cost of goods sold - food and merchandise	—	226,110	—	226,110
Cost of goods sold - rent expense	18,820	3,518	—	22,338
Gross profit	128,801	253,467	—	382,268

Store labor	—	71,101	—	71,101
Maintenance and environmental costs	9,459	20,976	—	30,435
Other items (a)	28,529	64,681	99,452	192,662
Operating income (loss)	$90,813	$96,709	$(99,452)	$88,070

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

A reconciliation from operating income to income before income taxes follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Operating income	$97,649	$70,560	$88,070
Other income, net	577	780	790
Interest expense	(48,140)	(52,320)	(43,743)
Income before income taxes	$50,086	$19,020	$45,117

Receivables relating to the revenue streams above are as follows (in thousands):

	December 31,
	2025	2024
Receivables from fuel and merchandise sales	$28,316	$30,115
Receivables for rent and other lease-related charges	937	2,122
Total accounts receivable	$29,253	$32,237

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

The balance of unamortized costs incurred to obtain certain contracts with customers was $9.9 million and $8.9 million at December 31, 2025 and 2024, respectively. Amortization of such costs is recorded against operating revenues and amounted to $2.1 million, $2.0 million and $1.9 million for 2025, 2024 and 2023, respectively

Receivables from rent and other lease-related charges are generally collected at the beginning of the month.

Note 23. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
(Increase) decrease:
Accounts receivable	$2,884	$(640)	$124
Accounts receivable from related parties	(53)	(197)	306
Inventories	1,744	(2,674)	(5,037)
Other current assets	(538)	2,725	(3,193)
Other assets	(1,134)	1,057	(580)
Increase (decrease):
Accounts payable	(8,019)	1,241	(8,589)
Accounts payable to related parties	(1,569)	(2,968)	2,157
Accrued expenses and other current liabilities	5,083	(134)	(805)
Motor fuel and taxes payable	257	(1,630)	(427)
Other long-term liabilities	2,018	77	10,184
Changes in operating assets and liabilities, net of acquisitions	$673	$(3,143)	$(5,860)

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions and other non-cash activity.

CROSSAMERICA PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental schedule of non-cash investing and financing activities (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Accrued capital expenditures	$513	$5,066	$1,803
Lease liabilities arising from obtaining right-of-use assets	19,394	17,744	12,697
Accretion of preferred membership interests	2,720	2,561	2,488
Assets acquired with proceeds from Section 1031 exchanges	—	1,220	3,812

Note 24. SUBSEQUENT EVENT

On January 31, 2026, we entered into an amendment with Getty of a master lease covering 106 sites located primarily in New England and New Jersey. The amendment resets the rents for all sites to an aggregate $6.9 million in annual rent, subject to annual escalations of 1.5%. The amendment also removes provisions requiring us to pay variable rent based on fuel volume.

Through this amendment, we also exercised a renewal option that extends the term through April 30, 2037 and have an additional renewal option that could extend the term through April 30, 2047. The amendment provides for a purchase option to us that can be exercised between October 1, 2026 and June 30, 2027 for up to 25 sites for up to $6.6 million. The amendment also provides for a purchase option to us for up to nine additional sites during certain timeframes of the term at values to be agreed upon. Getty has the option to recapture up to six sites during certain timeframes of the term as well. We have a right of first offer should Getty seek to sell or convey any of the leased properties.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Internal Control over Financial Reporting

(a)
Management's Report on Internal Control over Financial Reporting

The management report on our internal control over financial reporting appears in Item 8.

(b)
Attestation Report of the Independent Registered Public Accounting Firm

Grant Thornton LLP’s report on our internal control over financial reporting appears in Item 8.

(c)
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers of the General Partner

Current Directors and Executive Officers	Age (1)	Position with our General Partner
Joseph V. Topper, Jr.	70	Chairman of the Board
John B. Reilly, III	64	Vice Chairman of the Board
Justin A. Gannon	76	Director
Thomas E. Kelso	73	Director
Mickey Kim	67	Director
Keenan D. Lynch	37	Director, General Counsel and Chief Administrative Officer
Charles M. Nifong, Jr.	52	Director, President and Chief Executive Officer
Maura Topper	39	Director, Chief Financial Officer
Kenneth G. Valosky	65	Director
David F. Hrinak	69	Executive Vice President
Robert Brecker	58	Executive Vice President of Operations of the Partnership's Subsidiaries
(1)
As of December 31, 2025.

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

Joseph V. Topper, Jr. has served as a director on the Board since October 2012 and was elected Chairman of the Board effective November 19, 2019. Mr. Topper is the Chief Executive Officer of Dunne Manning Holdings LLC (“Dunne Manning”), a diversified portfolio of companies operating in the real estate and investing industries affiliated with the Topper Group. Mr. Topper has been a member of the Board of Trustees of Leonard Parker Pool Institute for Health since July 2023 and has served on the Board of Directors of Coastal South Bancshares, Inc. (NYSE: COSO) since 2018 and is the Compensation Committee Chair. Mr. Topper served as President and Chief Executive Officer of the General Partner from October 2012 to March 2015. Mr. Topper resigned as President effective March 2015 and his term as Chief Executive Officer ended in September 2015. Mr. Topper also served as Chairman of the Board from October 28, 2012, through September 30, 2014. Mr. Topper has over 30 years of management experience in the wholesale and retail fuel distribution business. In 1987, Mr. Topper purchased his family’s retail fuel business and five years later founded Dunne Manning Inc. (formerly known as Lehigh Gas Corporation), where he has served as the Chief Executive Officer since 1992. He served on the board of directors of CST Brands, Inc. from October 2014 until December 2016. He served on the Board of Directors of Villanova University from 2010 to 2020 and was Chairman of the Board from 2017 to 2020. He served as a director of the boards for Lehigh Valley PBS and the Lehigh Valley PBS Foundation from 2006 to 2020 and was Chair from 2014 to 2020. He also served as a board member for the Good Shepherd Rehabilitation Hospital in Allentown. Mr. Topper holds a Master's degree in Business Administration from Lehigh University and a Bachelor’s degree in Accounting from Villanova University. Mr. Topper also previously held the designation of Certified Public Accountant.

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

Thomas E. Kelso has served as a director on the Board and a member of the audit and conflicts committee since February 24, 2023. He co-founded and operated Ocean Petroleum Co., Inc., a petroleum distributorship and then joined Matrix Capital Markets Group, Inc. in 1997 and created the firm’s Downstream Energy and Convenience Retail Investment Banking Group. He served as Group Head until he became President of the firm in 2017. In addition, Mr. Kelso served as Head of Matrix’s Corporate Recovery and Special Situations Groups. Prior to that, Mr. Kelso managed scores of petroleum distribution and convenience store transactions and has been a frequent speaker at various industry trade group meetings discussing topics related to capital formation and mergers and acquisitions. Mr. Kelso retired from Matrix at the end of 2022. He continues to be eligible for Series 79, 63, 24 and 99 FINRA securities licenses through FINRA's MQP program. Mr. Kelso provides advisory services to a private company relating to the creation of a Family Office and the transition of ownership from the 3rd generation of family owners to the 4th generation of family members. Mr. Kelso currently serves as Chairman of the Kelso Bishop Family Foundation, President of the Hogan Foundation and Chairman of Hogan for Maryland (2024 election for the U.S. Senate). Previously, Mr. Kelso served as Chairman of An America United, Inc., Chairman of Change Maryland, Inc, Chairman of the Maryland Stadium Authority, Chairman of the 2018 Hogan Rutherford Re-election Campaign, Chairman of both of Governor Hogan’s inaugural committees (2014 and 2018), Vice Chairman of the Foundation for the Preservation of Government House Maryland, Chairman of the Maryland Public Policy Institute and Director and Chairman of the John Carroll School. Mr. Kelso attended the University of Baltimore and The Johns Hopkins University where he majored in accounting. While enrolled in John Hopkins, he served as Business Manager of the Evening College and Summer Session. Mr. Kelso was awarded an honorary degree in Public Service from Washington College in Chestertown, Maryland.

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

Charles M. Nifong, Jr. has served as a director on the Board and President and Chief Executive Officer of the General Partner, since November 19, 2019. Prior to assuming his current position, Mr. Nifong was the President of Dunne Manning Stores, LLC ("DMS"), a convenience store operator and wholesale fuel provider. Mr. Nifong served as the Chief Investment Officer and Vice President of Finance for the Partnership from 2013 through 2015. Before joining the Partnership, Mr. Nifong worked for more than nine years in investment banking as a Director at Bank of America Merrill Lynch where he worked on an extensive range of capital markets and mergers and acquisitions advisory assignments. Prior to his career in investment banking, Mr. Nifong served as a Captain in the United States Army in armor and reconnaissance units. Mr. Nifong holds a Bachelor of Chemical Engineering with Highest Honor from the Georgia Institute of Technology and Master of Business Administration from the University of Virginia.

Maura Topper has served as a director on the Board since November 19, 2019 and was appointed Chief Financial Officer effective August 11, 2021. She also serves as the President of Dunne Manning. Prior to joining Dunne Manning in 2014, Ms. Topper graduated from the Masters of Business Administration program at Columbia Business School. Prior to that, she served as a Marketing Account Executive at MSG Promotions, Inc. and a senior accountant in the audit practice of Deloitte & Touche LLP in New York. Ms. Topper graduated from Villanova University in 2008 with a Bachelor of Science degree in Accounting and a Bachelor of Science degree in Business (Finance). From 2012 to 2014, she served as a director on the Board.

Kenneth G. Valosky has served as a director on the Board and a member of its audit committee and conflicts committee since November 19, 2019. He is the retired Executive Vice President of Villanova University, a position held from 2014 to 2021. He joined Villanova University in 2000 as the Chief Financial Officer and served as its Vice President for Finance, Acting Senior Vice President for Administration and Assistant to the President. He previously held several senior financial positions at Thomas Jefferson University prior to joining Villanova University in 2000. These positions included Director of Internal Audit and Controller. He began his career as a public accountant with Touche Ross & Co. (a predecessor to Deloitte). Mr. Valosky also served as a trustee and chair of the Stewardship Committee of the Mercy Health System of Southeastern Pennsylvania, trustee and chair of the Finance Committee of Merion Mercy Academy and as a member of the Auditing and Accounting Committee of the Archdiocese of Philadelphia. He received a B.S. in Accountancy, cum laude, from Villanova University and an M.S. in Organizational Dynamics from the University of Pennsylvania. He is a Certified Public Accountant, inactive status in the Commonwealth of Pennsylvania.

David F. Hrinak was appointed Executive Vice President effective January 20, 2022. Prior to that he served as Executive Vice President of Wholesale from February 24, 2020, through January 20, 2022, Vice President of Operations from November 19, 2019 through February 23, 2020, Executive Vice President and Chief Operating Officer from 2014 until June 2017, and President from May 2012 to October 2014. Mr. Hrinak has served as a director on the Board of Dunne Manning Holdings LLC since September 22, 2020. He previously served as an officer of Dunne Manning, Inc. (“DMI”) from 2005 until the founding of the Partnership and was DMI’s President from September 2010 until May 2012. Mr. Hrinak has more than 40 years of experience in the wholesale and retail fuel distribution business. Prior to joining DMI, Mr. Hrinak was the Branded Wholesale Manager at ConocoPhillips.

Robert Brecker was appointed Executive Vice President of Operations effective January 20, 2022, and was designated an executive officer of the Partnership’s Subsidiaries, April 20, 2023. Prior to that he served as Director of Facilities from November 19, 2019, to January 19, 2022. He also held several positions with DMI since 2008, serving as President of DMS from 2014 to 2017. Before 2008 Mr. Brecker was the Operations Manager for Top Star Express, a convenience store chain in the Lehigh Valley. He has held Territory Manager and Marketing Representative positions with Mobil Oil and Amerada Hess through the 1990s. He started his career in the industry as a Store Manager for Atlantic Petroleum (Aplus) in 1988. Mr. Brecker has a bachelor’s degree from Temple University.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

We do not directly employ or compensate any of our executive officers, including our named executive officers who were serving as our executive officers at the end of the fiscal year ended December 31, 2025 (“NEOs”), or other employees who provide services necessary for managing our business. Under our Partnership Agreement, the General Partner manages our operations and activities on our behalf. Our General Partner also does not directly employ any of its executive officers or other employees. For our fiscal year ending December 31, 2025, our executive officers, including our NEOs, as more fully described below, were employed and compensated by an affiliate of the Topper Group.

For 2025, the provision of management services by, and payment to, the Topper Group was governed by the Omnibus Agreement.

Named Executive Officers

For 2025, our NEOs were:

•
Charles M. Nifong, Jr. – Mr. Nifong has served as our Chief Executive Officer and President since November 19, 2019.
•
Maura Topper – Ms. Topper has served as our Chief Financial Officer since August 11, 2021. During 2025, 90% of Ms. Topper’s time was allocated to the Partnership.
•
Keenan D. Lynch – Mr. Lynch has served as our General Counsel since February 24, 2020, and Chief Administrative Officer since January 20, 2022. He previously served as Corporate Secretary from November 19, 2019 through January 19, 2022. During 2025, 85% of Mr. Lynch’s time was allocated to the Partnership.
•
David F. Hrinak – Mr. Hrinak has served as our Executive Vice President of Wholesale from February 14, 2020 through January 19, 2022, and our Executive Vice President since January 20, 2022. During 2025, 95% of Mr. Hrinak's time was allocated to the Partnership.
•
Robert Brecker – Mr. Brecker has served as our Executive Vice President of Operations of the Partnership's Subsidiaries since January 20, 2022, and was designated an executive officer of the Partnership's subsidiaries on April 20, 2023. During 2025, 95% of Mr. Brecker's time was allocated to the Partnership.
•
Stephen J. Lattig – Mr. Lattig served as our Senior Vice President of Retail of the Partnership’s Subsidiaries from March 6, 2023 through October 31, 2025. He was designated an executive officer of the Partnership’s subsidiaries on April 20, 2023, and resigned on October 31, 2025.

The Partnership does not determine the compensation for its NEOs. For 2025, the compensation philosophy and practices of the Topper Group were used to determine the total compensation of the NEOs and all compensation decisions were in the sole discretion of the Topper Group.

The compensation philosophies and practices of the Topper Group during 2025 are described below in this Compensation Discussion and Analysis, and the compensation actually awarded by the Topper Group to the NEOs for their services to the Partnership during 2025 is set out in the accompanying Summary Compensation Table and related compensation tables that follow this Compensation Discussion and Analysis.

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

Element	Description	Objectives
Base salary	Annual base salary is based on the functional responsibilities and competencies of the executives	Attract, retain and motivate executives
Short-Term Incentive Compensation 2025 Performance Based Bonus Compensation Policy	Performance based target bonus compensation policy ranging from 50% to 100% of base salary, which payment is determined by financial and operational objectives

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

Performance payouts also vary depending on the achievement of special measurable objectives that are key to the financial success of the company

Align long-term interests of executives with those of the Partnership and its unitholders

Base Salary

The human resources department of the Topper Group approved the following annualized base salaries for the 2025 fiscal year:

Name	2025 Annual Base Salary ($) (1)
Charles M. Nifong, Jr.	500,000
Maura Topper	325,000
Keenan D. Lynch	325,000
David F. Hrinak	233,000
Robert Brecker	365,000
Stephen J. Lattig	325,000

(1)
The amount shown represents annualized base salary, not the portion allocated to the Partnership.

The Summary Compensation Table reflects the portion of the annualized base salary allocated to the Partnership.

Short-Term Incentive Compensation

Performance-Based Bonus Compensation Policy

The 2025 Performance-Based Bonus Compensation Policy (the “2025 Bonus Plan”) is one of the key components of the “at-risk” compensation. The 2025 Bonus Plan is utilized to reward short-term performance achievements and to motivate and reward executives for their contributions toward meeting financial and strategic goals.

For the NEOs, the Topper Group determined to include, as part of their compensation, the 2025 Bonus Plan for the fiscal year ending on December 31, 2025. As approved by the Board on February 25, 2025, the 2025 Bonus Plan included financial and operational objectives, each with a specified percentage weighting. For Messrs. Nifong and Hrinak, the 2025 Bonus Plan is based on the achievement of 100% of the partnership goals including (i) successfully executing the core business through achieving target financial metrics (50%), (ii) driving metrics that support the long-term health and viability of our business (15%), (iii) maximizing operational level excellence in our wholesale and retail operations (20%), and (iv) producing $72 million or more of free cash flow (15%). For Ms. Topper, Messrs. Lynch, Brecker and Lattig, the 2025 Bonus Plan is based on the achievement of 70% of the partnership goals noted above and 30% departmental goals.

Under the 2025 Bonus Plan, Mr. Nifong’s target bonus is 100% of base salary with a payout range of 0% to 125% of base salary. Ms. Topper, Messrs. Lynch, Brecker and Lattig’s target bonus is 50% of base salary with a payout range of 0% to 117.5% of their target bonus. Mr. Hrinak’s target bonus is 75% of base salary with a payout range of 0% to 125% of his target bonus. Mr. Lattig resigned effective October 30, 2025 and therefore is not eligible to receive the 2025 bonus.

The purpose of the 2025 Bonus Plan is to motivate executives to achieve objectives with a higher degree of difficulty and thereby achieve or exceed the business plan of the Partnership.

Under the 2025 Bonus Plan, the attainment of performance metrics and the achievement factor were determined once the measurement period ended on December 31, 2025.

Based on the metrics, weightings assigned, and results achieved, the payout under the 2025 Bonus Plan for executive officers ranges from 61% to 69% of the target bonus amount. For non-senior management personnel, the bonus plan included departmental goals for each department that were weighted to arrive at a target bonus amount. Overall, the plan paid at a level of approximately 65% of target bonus, with certain personnel at either higher or lower amounts based on their individual and department level performance.

Name	2025 Annual Base Salary ($)(1)	Target Bonus Plan as a % of Base Salary	Bonus Plan Target at 100% ($)	2025 Actual Bonus Plan as a % of Bonus Plan Target	2025 Bonus Plan Payment Approved ($) (2) (3)
Charles M. Nifong, Jr.	500,000	100%	500,000	61%	305,000
Maura Topper	325,000	50%	162,500	69%	112,000
Keenan D. Lynch	325,000	50%	162,500	69%	112,000
David F. Hrinak	233,000	75%	174,750	61%	107,000
Robert Brecker (4)	365,000	50%	182,500	63%	105,000
Stephen J. Lattig (5)	325,000	50%	162,500	0%	—

(1)
The amounts shown represent annualized base salary, not the portion allocated to the Partnership.
(2)
The amounts shown will be paid in 2026.
(3)
The amounts will be paid as follows: the first $25,000 in cash and the remainder of the bonus will be paid 50% in cash and 50% in fully vested common units. The number of common units will be determined on a 20-day volume weighted average price through February 20, 2026 with a payment date on or before March 6, 2026.
(4)
Mr. Brecker received an increase in pay in 2025; therefore, his bonus was calculated using his prorated salary for the year.
(5)
Mr. Lattig is not bonus eligible as he resigned on October 31, 2025.

Long-Term Incentive Compensation

2025 Grants of Equity Awards

Under the CrossAmerica Partners LP 2022 Incentive Award Plan, in 2025, an aggregate of 27,047 equity awards were granted to Messrs. Nifong, Lynch, and Brecker, and Ms. Topper in the form of Time-Based Phantom Units (“TBUAs”) with the associated Distribution Equivalent Rights (“DERs”). Of the total number of TBUAs granted, 50% will vest one-third on each December 31 over three years until December 31, 2028 if the executive remains employed over the vesting term, and 50% will vest upon death, disability or retirement, as long as such retirement is not adverse to the interests of the Partnership, as determined by the Board in its sole discretion.

In addition, Performance Based Phantom Unit Awards (“PBUAs”) were granted to Messrs. Nifong, Lynch, and Brecker and Ms. Topper with an "Initial Target Dollar Amount" of $375,000, $121,875, $91,250, and $146,250, respectively, and will be calculated in dollar amounts and then converted into common units, or cash, or both, at the discretion of the Board, based on attainment of the Performance Goals as described below. The PBUAs vest on December 31, 2028. Subject to certain discretionary adjustments as determined by the Board, the PBUAs are weighted 50% for Increase of Funds Flow from Operations per Unit and 50% for Partnership Leverage, with performance measured for the period from January 1, 2026 to December 31, 2028 (the “Measurement Period”) and the reference period ending on December 31, 2025. The Board has the sole and complete discretion over the administration of the PBUAs under the CrossAmerica Partners LP 2022 Incentive Award Plan.

Increase in Funds Flow from Operations per Unit

The target value with respect to Increase in Funds Flow from Operations per Unit is determined as follows. First, the average Funds Flow from Operations per Unit will be calculated for the Measurement Period. Next, that number will be divided by the Funds Flow from Operations per Unit for the three-year period ending on December 31, 2025 as the reference period. The payout percentage for Increase in Funds Flow from Operations per Unit will range from 0-200% of 50% of the Initial Target Dollar Amount.

“Funds Flow from Operations per Unit” is defined as distributable cash flow per Unit, excluding maintenance capital expenditures or any other such capital expenditures typically included in calculating distributable cash flow.

Partnership Leverage

The target value associated with Partnership Leverage is determined as follows. First, Partnership Leverage will be calculated for each of the respective twelve-month periods ending on December 31, 2026, 2027 and 2028. Next, “Average Partnership Leverage” will be calculated as the sum of three times the Leverage for the year ending December 31, 2028, plus two times the Leverage for the year ending December 31, 2027, plus the Leverage for the year ending December 31, 2026, divided by six (i.e., Average Partnership Leverage will be a weighted average with greater emphasis given to the latter years in the Measurement Period). The payout percentage for Partnership Leverage will range from 0-200% of 50% of the Initial Dollar Target Amount.

“Partnership Leverage” is defined as the ratio of the Partnership’s total debt as of a specified date (as determined in accordance with the Partnership’s GAAP financial statements) divided by EBITDA (as defined in the Credit Facility) for the twelve-month period prior to such specified date. In case of acquisitions, EBITDA will be calculated on a pro forma basis for such acquisitions, providing that the debt incurred for such acquisitions is reflected in the total debt amount.

Distributable cash flow per Unit and EBITDA are calculated consistent with the Partnership’s financial information filed with the Securities and Exchange Commission.

2022 PBUAs Results

In October 2022, we granted the 2022 PBUAs to Messrs. Nifong, Lynch and Brecker and Ms. Topper. Mr. Lattig received 2022 PBUAs in March 2023. The targets for the 2022 PBUA award included performance goals weighted 65% for Increase of Funds Flow from Operations per Unit and 35% for Partnership Leverage, with a performance period from January 1, 2023 to December 31, 2025, subject to certain discretionary adjustments as determined by the Board. The Board exercised its discretion to adjust the determination of the Funds Flow from Operations per Unit to account for volatility of fuel margins during the reference and measurement periods as well as the issuance of the Preferred Membership Interests in 2022, and calculated the Partnership Leverage to account for cash holdings and certain gains on the sale of assets. The performance was calculated consistent with the Partnership’s financial information filed with the Securities and Exchange Commission and as adjusted in accordance with the preceding sentence. After careful consideration by the Board, a payout factor of 38% of the target dollar amount for the 2022 PBUAs was determined, based on the achievement of results against the pre-established target levels and application of the adjustments as described above. The table below shows the target dollar amount granted in 2022, the dollar payout earned and the actual number of units delivered.

Named Executive Officer	Target Dollar Amount ($)	Payout %	Payout Dollar Amount ($)	Number of Units (1)
Charles M. Nifong, Jr.	375,000	38%	143,063	6,392
Maura Topper	135,000	38%	51,503	2,301
Keenan D. Lynch	101,040	38%	38,547	1,722
David F. Hrinak	—	0%	—	—
Robert Brecker	65,520	38%	24,996	1,117
Stephen J. Lattig	81,250	38%	30,997	1,385

(1) The number of units is equal to the payout dollar amount of the 2022 PBUA divided by the 20-day volume weighted average price through February 20, 2026 with a payment date on or before March 6, 2026.

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

Summary Compensation Table

The following table sets forth certain information with respect to compensation of our NEOs. Except for the management fee we paid to the Topper Group under the Omnibus Agreement, we did not pay or reimburse any cash compensation amounts to or for our NEOs in 2025. The amounts shown for Messrs. Hrinak, Lynch, Brecker and Ms. Topper represent only that portion allocable to the Partnership.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)(2)	Options Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($) (6)
Charles M. Nifong, Jr.,	2025	500,000	—	250,025	—	305,000	109,459	1,164,484
President and Chief Executive Officer	2024	500,000	—	249,992	—	223,500	96,652	1,070,144
	2023	500,000	—	249,997	—	371,256	93,132	1,214,385
Maura Topper,	2025	292,500	—	97,514	—	112,000	41,998	544,012
Chief Financial Officer	2024	292,500	—	97,503	—	93,503	36,736	520,242
	2023	292,500	—	97,509	—	145,000	31,880	566,889
Keenan D. Lynch,	2025	264,808	—	121,892	—	112,000	50,716	549,416
General Counsel and Chief	2024	264,808	—	121,884	—	89,846	34,736	511,274
Administrative Officer	2023	255,000	—	112,497	—	130,000	39,938	537,435
David F. Hrinak, Executive Vice	2025	221,350	—		—	107,000	185	328,535
President	2024	221,350	20,000	—	—	78,113	159	319,622
	2023	221,350	9,000	—	—	155,000	1,011	386,361
Robert Brecker, Executive Vice	2025	346,750	—	91,253	—	105,000	40,342	583,345
President of Operations	2024	308,750	—	81,256	—	78,573	35,245	503,824
	2023	308,750	—	81,250	—	146,000	32,308	568,308
Stephen J. Lattig, Former Senior Vice	2025	281,250	—	—	—	—	29,182	310,432
President of Retail (7)	2024	325,000	—	81,256	—	73,625	29,242	509,123
(1)
The amounts shown represent the grant date fair value of awards for each of the years shown computed in accordance with ASC 718–Compensation-Stock Compensation. See Note 19 to the financial statements for a discussion of all assumptions made in the calculation of this amount. The grant date fair value for the Performance Based Awards was $0 because the performance period commenced on January 1, 2026. The maximum amount payable pursuant to the Performance Based Awards is $750,000 for Mr. Nifong, $292,500 for Ms. Topper, $243,750 for Mr. Lynch and $182,500 for Mr. Brecker.
(2)
See the Grants of Plan-Based Awards table for more information regarding TBUAs and the PBUAs granted in 2025.
(3)
There were no stock options granted to NEOs in 2023, 2024 or 2025.
(4)
The amounts represent the earned portion of the bonus pursuant to the applicable Bonus Plan.
(5)
The amounts listed as “All Other Compensation” for 2025 are composed of these items:

All Other Compensation	Nifong	Topper	Lynch	Hrinak	Brecker	Lattig
Company Match to Defined Contribution Plan	$14,000	$12,479	$8,925	$—	$13,300	$12,245
Cell phone taxable compensation	—	—	—	—	513	457
Premiums for group-term life insurance	300	270	255	185	285	250
Distribution Equivalent Rights	95,159	29,249	41,536	—	26,244	16,230
Total All Other Compensation	$109,459	$41,998	$50,716	$185	$40,342	$29,182

(6)
Represents amounts allocated to the Partnership under the Omnibus Agreement.
(7)
Mr. Lattig resigned on October 31, 2025.

Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards to our NEOs during 2025. All equity awards shown were in the form of TBUAs or PBUAs. For Messrs. Lynch, Brecker and Lattig and Ms. Topper, full dollar values are provided and not those allocable to the Partnership as shown in the Summary Compensation Table above.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (3)	Grant Date Fair Value of Stock and Option Awards (4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	(#)	($)
Charles M. Nifong, Jr.
CAPL 2025 Bonus Plan		—	500,000
CAPL LTI Plan	12/10/2025				—	375,000	750,000	12,061	250,025
Maura Topper
CAPL 2025 Bonus Plan		—	162,500
CAPL LTI Plan	12/10/2025				—	146,250	292,500	4,704	97,514
Keenan D. Lynch
CAPL 2025 Bonus Plan		—	162,500
CAPL LTI Plan	12/10/2025				—	121,875	243,750	5,880	121,892
David F. Hrinak
CAPL 2025 Bonus Plan		—	174,750
CAPL LTI Plan					—	—	—	—	—
Robert Brecker
CAPL 2025 Bonus Plan		—	182,500
CAPL LTI Plan	12/10/2025				—	91,250	182,500	4,402	91,253
Stephen J. Lattig
CAPL 2025 Bonus Plan		—	162,500
CAPL LTI Plan(5)					—	—	—	—	—

(1)
Represents the possible awards under the applicable Bonus Plan, to be paid as follows: the first $25,000 in cash and the remainder of the bonus will be paid 50% in cash and 50% in fully vested common units. Actual amounts earned under these awards are included in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table.
(2)
Represents an award of PBUAs under the long-term incentive plan. The PBUAs are granted and calculated in dollar amounts and then will convert into common units or cash, or both, at the discretion of the Board, based on attainment of the performance goals. Therefore, the columns in this table represent the dollar amounts and not the number of units. The PBUAs vest on December 31, 2028. The PBUAs are weighted 50% for Increase of Funds Flow from Operations per Unit and 50% for Partnership Leverage, with a performance period from January 1, 2026 to December 31, 2028 and the reference period ending on December 31, 2025.
(3)
Represents an award of TBUAs under the long-term incentive plan. Of this award, 50% will vest a third each on December 31, 2026, 2027 and 2028. The remaining 50% will vest upon death, disability or retirement with board approval.
(4)
The amounts shown represent the grant date fair value of the TBUAs computed in accordance with ASC 718– Compensation-Stock Compensation. See Note 19 to the financial statements for a discussion of all assumptions made in the calculation of this amount. The grant date fair value for the PBUAs was $0 because the performance period commenced on January 1, 2026.
(5)
Mr. Lattig did not receive an equity grant in 2025 following the resignation from the Partnership on October 31, 2025.

Outstanding Equity Awards at Year End

The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2025. For Messrs. Lynch, Brecker and Ms. Topper, full dollar values are provided and not those allocable to the Partnership.

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Charles M. Nifong, Jr.
CAPL 2025 Award (2) (6)	12,061	248,457		375,000
CAPL 2024 Award (3) (7)	10,143	208,946		375,000
CAPL 2023 Award (4) (8)	7,873	162,184		375,000
CAPL 2022 Award (5)	6,551	134,951		—
CAPL 2021 Award (5)	6,109	125,845		—
CAPL 2020 Award (5)	8,458	174,235		—
Maura Topper
CAPL 2025 Award (2) (6)	4,704	96,902		146,250
CAPL 2024 Award (3) (7)	3,956	81,494		146,250
CAPL 2023 Award (4) (8)	3,070	63,242		146,250
CAPL 2022 Award (5)	2,358	48,575		—
CAPL 2021 Award (5)	2,199	45,299		—
CAPL 2020 Award (5)	—	—		—
Keenan D. Lynch
CAPL 2025 Award (2) (6)	5,880	121,128		121,875
CAPL 2024 Award (3) (7)	4,945	101,867		121,875
CAPL 2023 Award (4) (8)	3,542	72,965		112,500
CAPL 2022 Award (5)	2,648	54,549		—
CAPL 2021 Award (5)	2,469	50,861		—
CAPL 2020 Award (5)	3,418	70,411		—
David F. Hrinak
CAPL 2025 Award	—	—		—
CAPL 2024 Award	—	—		—
CAPL 2023 Award	—	—		—
CAPL 2022 Award	—	—		—
CAPL 2021 Award	—	—		—
CAPL 2020 Award	—	—		—
Robert Brecker
CAPL 2025 Award (2) (6)	4,401	90,661		91,250
CAPL 2024 Award (3) (7)	3,297	67,918		81,250
CAPL 2023 Award (4) (8)	2,558	52,695		81,250
CAPL 2022 Award (5)	1,717	35,370		—
CAPL 2021 Award (5)	1,281	26,389		—
CAPL 2020 Award (5)	1,773	36,524		—
Stephen J. Lattig (9)	—	—		—

(1)
The amounts below include TBUAs and PBUAs.
(2)
Fifty percent of the TBUAs will vest a third each on December 31, 2026, 2027 and 2028. The remaining 50% will vest upon death, disability, or retirement with board approval. The first third vested on December 31, 2025. The market value is based on the December 31, 2025, closing unit price of our common units.

(3)
Represents the unvested portion of the fifty percent of the TBUAs that will vest a third each on December 31, 2026 and 2027. The remaining 50% will vest upon death, disability, or retirement with board approval. The market value is based on the December 31, 2025, closing unit price of our common units.
(4)
Represents the unvested portion of the fifty percent of the TBUAs that will vest the final third on December 31, 2026. The remaining 50% will vest upon death, disability, or retirement with board approval. The first third vested on December 31, 2024 and the second third vested on December 31, 2025. The market value is based on the December 31, 2025, closing unit price of our common units.
(5)
Represents the unvested portion of the fifty percent of the TBUAs that will vest upon death, disability or retirement with board approval. The market value is based on the December 31, 2025, closing unit price of our common units.
(6)
Represents the target dollar amount of the PBUAs that will convert into common units or cash, or both, at the discretion of the Board, based on attainment of the Performance Goals. The PBUAs will vest on December 31, 2028. The PBUAs are weighted 50% for Increase of Funds Flow from Operations per Unit and 50% for Partnership Leverage, with a performance period from January 1, 2026, to December 31, 2028, and the reference period ending on December 31, 2025.
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
(9)
Mr. Lattig resigned from the Partnership on October 31, 2025 and does not have any outstanding equity awards as of December 31, 2025.

Option Exercises and Equity Vested

The following table sets forth information regarding vesting during 2025 of equity awards held by our NEOs in respect of Partnership service. For Messrs. Lynch, Brecker and Ms. Topper, full dollar values are provided and not those allocable to the Partnership.

	Stock Awards
Name	Number of Shares or Units of Stock Acquired on Vesting (#)		Value Realized on Vesting ($)
Charles M. Nifong, Jr.	4,362	(1)	99,454
	6,180	(2)	126,752
	6,392	(3)	148,039
Maura Topper	1,505	(1)	34,314
	2,345	(2)	48,096
	2,301	(3)	53,291
Keenan D. Lynch	1,425	(1)	32,490
	2,757	(2)	56,546
	1,722	(3)	39,882
David F. Hrinak	1,167	(1)	26,608
Robert Brecker	1,177	(1)	26,836
	1,871	(2)	38,374
	1,117	(3)	25,870
Stephen J. Lattig	1,069	(1)	24,373
	1,926	(4)	39,502
	1,385	(3)	32,077
(1)
Represents the portion of the bonus under the 2024 Performance Based Bonus Compensation Policy paid in fully vested common units in 2025.
(2)
Represents one third each of the TBUA phantom unit awards granted by the Partnership on December 10, 2024, October 23, 2023, and October 25, 2022, that vested on December 31, 2025 for Messrs. Nifong, Lynch and Brecker and Ms. Topper.

(3)
Represents the number of common units to be issued on or before February 24, 2026, based on the 20-day volume weighted average price through February 20, 2026, in respect of the PBUA awards granted by the Partnership on October 25, 2022 to Ms. Topper and Messrs. Nifong, Lynch and Brecker and on March 6, 2023 to Mr. Lattig that vested on December 31, 2025.
(4)
Represents one third of the TBUA phantom unit awards granted by the Partnership on March 6, 2023, which represents a sign on bonus, one third of the TBUA phantom units award granted on October 23, 2023, and one third of the TBUA phantom unit awards granted by the Partnership on December 10, 2024.

Potential Payments upon Termination or Change in Control

Our executive officers may be entitled to certain payments upon termination of their employment under certain circumstances, in each case, as more fully described below. Any such payments that are to be made in cash will be subject to reimbursement under the Omnibus Agreement.

Lehigh Gas Partners LP 2012 Incentive Award Plan

Under the Lehigh Gas Partners LP 2012 Incentive Award Plan and the award agreements, in the event an NEO’s employment is terminated for any reason, all outstanding TBUAs and PBUAs will be forfeited without payment, except that upon an NEO’s death, disability or retirement with Board approval, the TBUAs will vest in full, and the PBUAs will be determined in accordance with its terms, subject to adjustments as the Board may make in its reasonable discretion. Upon a change in control of the Partnership, the Board in its sole discretion may determine the treatment. If, upon death, disability or retirement with Board approval of any of Messrs. Nifong, Lynch and Brecker and Ms. Topper as of December 31, 2025, their TBUAs will vest in full in the amounts of $300,080, $121,272, $62,912 and $45,299, respectively. Mr. Lattig and Mr. Hrinak did not receive any awards under the Lehigh Gas Partners LP 2012 Incentive Award Plan.

CrossAmerica Partners LP 2022 Incentive Award Plan

Under the CrossAmerica Partners LP 2022 Incentive Award Plan and the award agreements, in the event an NEO’s employment is terminated for any reason, all outstanding TBUAs and PBUAs will be forfeited without payment, except that upon an NEO’s death, disability or retirement with Board approval, the TBUAs will vest in full, and the PBUAs will be determined in accordance with its terms, subject to adjustments as the Board may make in its reasonable discretion. Upon a change in control of the Partnership, the Board in its sole discretion may determine the treatment. If, upon death, disability or retirement with Board approval of any of Messrs. Nifong, Lynch, and Brecker and Ms. Topper as of December 31, 2025, their TBUAs will vest in full in the amounts of $754,537, $350,509, $246,644, and $290,213, respectively. The PBUAs will be valued at zero as the performance period commences on January 1, 2026. Mr. Hrinak does not currently have any awards outstanding under the CrossAmerica Partners LP 2022 Incentive Award Plan. In connection with Mr. Lattig’s resignation, he fully vested in his CAPL 2023 Award, granted March 6, 2023 that would have vested in the ordinary course on December 31, 2025.

Principal Executive Officer Pay Ratio

We are providing the following information about the relationship of the annual total compensation of individuals providing services in respect to the Partnership and the annual total compensation of Charles M. Nifong, Jr., our Principal Executive Officer (our “PEO”):

For the year ended December 31, 2025:

▪
the median of the annual total compensation of all individuals providing services in respect of the Partnership (other than our PEO) was $80,711; and
▪
the annual total compensation of our PEO was $1,164,484.

Based on this information for 2025, we have determined that the ratio of our PEO’s annual total compensation to the annual total compensation of our median employee was 14:1. Our pay ratio figure was calculated in a manner consistent with Item 40(u) of Regulation S-K.

As of December 31, 2025, there were 204 employees of an affiliate of the Topper Group who provided substantial management services to us for the full year. As discussed in this Form 10-K, our PEO is an employee of an affiliate of the Topper Group, but we are including his annual total compensation in the determination of the PEO pay ratio, as required under SEC rules.

The date we used to identify our median employee was December 31, 2025.

We identified our median employee based on the aggregate salary actually paid during 2025 to these employees.

For purposes of determining aggregate salary, we included the amount of base salary and overtime the employee received during the year and all other pay elements related to base salary including, but not limited to, cash bonuses, holiday pay, vacation pay and other paid time off, if any. Aggregate salary amounts did not include any commissions or other compensation. In making this determination, we excluded any full-time and part-time permanent employees who were hired in 2025 but were not employed by us for the entire year ended December 31, 2025.

Once we identified our median employee, we then determined that employee’s annual total compensation, including any perquisites and other benefits, in the same manner that we determine the annual total compensation of our NEOs for purposes of the Summary Compensation Table disclosed above. The annual total compensation of our median employee was determined to be $80,711. This annual total compensation amount for our median employee was then compared to the total compensation of our PEO for 2025 of $1,164,484. The elements included in the PEO’s annual total compensation are fully discussed above in the footnotes to the Summary Compensation Table.

Director Compensation

Overview

Set out below is a discussion of compensation paid for 2025 to individuals who served as non-employee members of our Board during any portion of 2025.

Board members who were employees providing services in respect of the Partnership did not receive any separate compensation for their Board service.

Director Compensation for 2025

During the July 23, 2025 Board meeting a resolution was approved providing that each non-employee director would be granted cash compensation of $66,875 per year (paid on a quarterly basis) and equity awards with a grant date fair value of $66,875. The chairman of each of the audit committee and conflicts committee received additional cash compensation of $10,000 for 2025 (paid on a quarterly basis). In addition, each non-employee director received $1,000 per each Board meeting attended and $500 per each Committee meeting attended.

On July 23, 2025, Messrs. Gannon, Kelso, Kim, Reilly, Topper and Valosky received an award of 3,154 phantom units with a grant date fair value equal to $66,875 based on the closing price of the Partnership’s common units on the close of business the day prior to the date of grant as compensation for their service from June 28, 2025 until June 27, 2026. Such phantom units vest one year from the grant date of the award and include the payment made by the Partnership of distribution equivalent rights equal to the amount of distributions authorized to be paid to holders of common units of the Partnership.

Our directors are reimbursed for all out-of-pocket expenses in connection with attending meetings of the Board or its committees. To the extent permitted under Delaware law, each director is fully indemnified by us for actions associated with being a director.

The following table provides the compensation amounts for each of our non-employee directors for 2025.

Directors	Fees Earned or Paid in Cash ($) (1)	Stock or Unit Awards and Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Justin A. Gannon (4) (5)	84,875	66,875	6,902	158,652
Mickey Kim (4) (5)	84,875	66,875	6,902	158,652
Kenneth G. Valosky (4)	74,375	66,875	6,902	148,152
J.B. Reilly Jr. (4)	72,875	66,875	6,902	146,652
Joseph V. Topper, Jr. (4)	72,875	66,875	6,902	146,652
Thomas E Kelso (4)	74,375	66,875	6,902	148,152

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
(4)
As part of the compensation to non-employee directors for the period June 28, 2025 to June 27, 2026, each of Messrs. Gannon, Kelso, Kim, Reilly, Topper and Valosky received an equity grant of 3,154 phantom units of the Partnership based upon a fair market value of $21.20 per unit, which was the NYSE closing price of our common units on July 22, 2025. These phantom unit awards were accompanied by tandem distribution equivalent rights that entitled the holder to cash payments equal to the amount of unit distributions authorized to be paid to the holders of Partnership common units. There are no other outstanding equity awards.
(5)
Messrs. Kim and Gannon received additional cash compensation of $10,000 per year for their service as chairman of the conflicts committee and audit committee, respectively.

Compensation Committee Interlocks and Insider Participation

None of the directors or executive officers of our General Partner served as members of the compensation committee of another entity that has or had an executive officer who served as a member of our Board during 2025. We do not have a separate compensation committee. Decisions regarding the compensation of our NEOs for 2025 were made, as applicable, by the Topper Group as the owner of our General Partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

As of February 20, 2026, the following table sets forth the beneficial ownership of our common units of:

•
Each person known by us to be a beneficial owner of more than 5% of our outstanding common units;
•
Each NEO and director of the Board; and
•
All of the executive officers and directors of the Board, as a group.

	Beneficial Ownership of Common Units
	Number of		Percent of
Name of Beneficial Owner	Units		Class
Greater than 5% Stockholders**
Patricia Dunne Topper Trust	12,700,777	(1)	33.3%
Dunne Manning Inc.	3,782,216	(2)	9.9%
DM Partners Management Co LLC	5,982,871	(3)	15.7%
Dunne Manning Partners LLC	5,982,871	(3)	15.7%
2008 Irrevocable Agreement of Trust of John B. Reilly, Jr.	4,964,611	(4)	13.0%
Dunne Manning CAP Holdings I LLC	4,472,235	(3)	11.7%
Directors
Joseph V. Topper, Jr.	14,686,831	(5)	38.5%
John B. Reilly, III	4,998,078	(4)	13.1%
Justin A. Gannon	36,528		*
Thomas E. Kelso	9,144		*
Mickey Kim	30,844		*
Keenan D. Lynch	28,495	(6)	*
Charles M. Nifong, Jr.	81,906		*
Maura Topper	25,470	(7)	*
Kenneth G. Valosky	23,804		*
Named Executive Officers
David F. Hrinak	49,499		*
Robert Brecker	20,661	(8)	*
Directors and executive officers as a group (11 persons)**	19,991,260		52%

* The percentage of common units beneficially owned does not exceed one percent of the common units outstanding

** The address for each of our officers and directors listed below is 645 Hamilton Street, Suite 400 Allentown, PA 18101. The address for the entities listed under “greater than 5% stockholders” is 645 Hamilton Street, Suite 400, Allentown, PA 18101.

(1)
233,349 common units are held directly by the Patricia Dunne Topper Trust for the Family of Joseph V. Topper, Jr. (the "Trust"). The Trust is controlled by Mr. Topper, the Chairman of the Board of the General Partner. The remaining common units listed here are directly owned by each of Dunne Manning Inc., Energy Realty Partners, LLC, Nova8516 LP, Dunne Manning Wholesale LLC, Dunne Manning CAP Holdings I LLC and Dunne Manning CAP Holdings II LLC, all entities controlled by Mr. Topper and the Trust. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.
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

(4)
Mr. Reilly may be deemed to share beneficial ownership of 4,998,078 common units beneficially owned by the 2008 Irrevocable Agreement of Trust of John B. Reilly, Jr. (the “Reilly Trust”) in his capacity as one of two trustees of the Reilly Trust. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.
(5)
Includes 374,453 common units held by The Topper Foundation, a 501(c)(3) non-profit corporation. Mr. Topper, who makes investment and voting decisions with respect to the common units held by The Topper Foundation, has no pecuniary interest in these common units. 93,404 common units are held directly by Mr. Topper in his individual capacity. 637,264 common units are held by MMSCC-2, LLC (Mr. Topper controls 100% of the voting shares), and 880,933 common units are held by JVT-JMG EROP Holdings, LP (Mr. Topper controls the general partner and holds a 20% limited partner interest; the Trust indirectly holds a 45% limited partner interest). The remaining common units listed here are deemed to be beneficially owned by Mr. Topper as the trustee of the Trust (see note 2 above). Mr. Topper and entities controlled by Mr. Topper have pledged a total of 2,590,522 common units (representing approximately 7% of outstanding common units) pursuant to a loan. Mr. Topper retains beneficial ownership of the pledged shares in the absence of a default. Prior to entering into the pledge, the Board granted Mr. Topper a waiver from the Insider Trading Policy’s prohibition against unit pledges by any director or officer. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.
(6)
Of the 28,495 units held, 6,803 units are held by the Joseph V. Topper, Jr. Irrevocable Agreement of Trust No. 1 f/b/o Shannon T. Lynch, Mr. Lynch’s wife, and as a result, Mr. Lynch may be deemed to be the beneficial owner of such units. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.
(7)
Of the 25,470 units held, 22,225 are directly owned and 3,245 are held by the Joseph V. Topper, Jr. Irrevocable Agreement of Trust No. 1 f/b/o Maura E. Topper. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.
(8)
Of the 20,661 units held, 1,441 units are held by Mr. Brecker's wife, and as a result, Mr. Brecker may be deemed to be the beneficial owner of such units. The inclusion of these common units herein shall not be deemed an admission that the above have a pecuniary interest in all of the common units reported herein.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (3)
Equity compensation plans approved by security holders	288,198	n/a	1,402,286
Equity compensation plans not approved by security holders	—	—	—
Total	288,198	n/a	1,402,286
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of February 20, 2026, the Topper Group beneficially owned or controlled 38.5% of the Partnership’s common units.

As of February 20, 2026, John B. Reilly, III owned or controlled 13.1% of the Partnership’s common units.

The following is a description of related party transactions since January 1, 2025 to which the Partnership was or is a party, in which the amount involved exceeds $120,000 and in which a director, executive officer, holder of more than 5% of our common units or any member of their immediate family had or will have a direct or indirect material interest, other than the arrangements that are described under “Item 11-Potential Payments Upon Termination or Change in Control.” The terms of the transactions and agreements disclosed in this section were determined by and among related parties and, consequently, are not the result of arm’s length negotiations. Such terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms that could have been obtained from unrelated third parties.

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

Assuming we have sufficient cash available for distribution to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, the Topper Group and Mr. Reilly and their respective affiliates would receive an annual distribution of $34.5 million, collectively, on their common units.

Cash distributions to the Topper Group and Mr. Reilly and their respective affiliates amounted to $41.3 million in 2025.

Payments to our General Partner and its affiliates

The Topper Group and CrossAmerica have the right to negotiate the amount of the management fee on an annual basis, or more often as circumstances require.

The Partnership incurred $129.7 million in management fees under the Omnibus Agreement for 2025.

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

We incurred expenses under the Omnibus Agreement, including costs for store level personnel at our company operated sites, totaling $129.7 million for 2025. Amounts payable to the Topper Group related to these transactions were $4.6 million at December 31, 2025. See Note 14 to the financial statements for more information.

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

Fuel Supply and Lease Agreements

Revenues from TopStar, an entity affiliated with the Topper Group, were $35.8 million for 2025. Accounts receivable from TopStar were $0.7 million at December 31, 2025.

The Partnership leases certain motor fuel stations from the Topper Group under operating leases. Rent expense under these agreements was $9.7 million for 2025.

In February 2025, we purchased a property from TopStar for $0.2 million.

Maintenance and Environmental Costs

Certain maintenance and environmental monitoring and remediation activities are performed by an entity affiliated with the Topper Group, as approved by the conflicts committee of the Board. We incurred charges with this related party of $2.1 million for 2025. Accounts payable to this related party amounted to $0.3 million at December 31, 2025.

Environmental Remediation Indemnification

Under an indemnification agreement, DMI reimburses us for certain environmental remediation costs incurred by the Partnership. We received $0.6 million in 2025.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board. Merchandise costs amounted to $19.4 million for 2025. Amounts payable to this related party amounted to $1.7 million at December 31, 2025.

Vehicle Lease

In connection with the services rendered under the Omnibus Agreement, we lease certain vehicles from an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. Lease expense to this related party was $0.2 million for 2025.

Principal Executive Offices

Our principal executive offices are in Allentown, Pennsylvania. We lease office space from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $1.1 million for 2025.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee of the board of directors of our General Partner selected Grant Thornton LLP, or Grant Thornton, an independent registered public accounting firm, to audit our financial statements for 2025. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to this 2025 Annual Report on Form 10-K were approved by the audit committee.

The following table summarizes the aggregate Grant Thornton fees that were allocated to us for independent auditing, tax and related services for each of the last two fiscal years (in thousands):

	Year Ended December 31,
	2025	2024
Audit fees (1)	$1,171	$1,150
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$1,171	$1,150

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

10.8

Second Amendment to the Credit Agreement, dated as of July 28, 2021, among CrossAmerica Partners LP and Lehigh Gas Wholesale Services, Inc., as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 9, 2021)

10.9

Third Amendment to the Credit Agreement, dated November 9, 2022, among CrossAmerica Partners LP and Lehigh Gas Wholesale Services, Inc., as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 28, 2023)

10.10

Amendment and Restatement Agreement, dated as of March 31, 2023, by and among CrossAmerica Partners LP, Lehigh Gas Wholesale Services, Inc., the guarantors party thereto, the lenders party thereto and Citizens Bank, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on April 3, 2023)

10.11

First Amendment to Amended and Restated Credit Agreement, dated as of February 20, 2024, by and among CrossAmerica Partners LP, Lehigh Gas Wholesale Services, Inc., certain entities listed on the signature pages thereto, as guarantors, the lenders and L/C issuers party thereto, and Citizens Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 23, 2024)

10.12

Credit Agreement, dated as of July 16, 2021, among CAPL JKM Partners LLC, as borrower, CAPL JKM Holdings LLC, Manufacturers and Traders Trust Company, as administrative agent, swingline lender and issuing bank and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 9, 2021)

10.13

First Amendment to the Credit Agreement, dated as of July 29, 2021, among CAPL JKM Partners LLC, as borrower, CAPL JKM Holdings LLC, Manufacturers and Traders Trust Company, as administrative agent, swingline lender and issuing bank and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on November 9, 2021)

10.14

Investment Agreement, dated March 29, 2022, between CAPL JKM Holdings LLC, Dunne Manning JKM LLC, John B. Reilly III, and the John B. Reilly Trust created under that certain 2008 Irrevocable Agreement of Trust of John B. Reilly (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 30, 2022)

10.15

Amended and Restated Limited Liability Company Agreement of CAPL JKM Holdings LLC, dated as of March 29, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on March 30, 2022)

10.16†

CrossAmerica Partners LP 2022 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on September 13, 2022)

10.17†

Form of CrossAmerica Partners LP 2022 Incentive Award Plan Award Agreement for Phantom Units - Time-Based Unit Award (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 28, 2023)

10.18†

Form of CrossAmerica Partners LP 2022 Incentive Award Plan Award Agreement for Phantom Performance Units - Performance-Based Unit Award (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 28, 2023)

10.19†

Form of CrossAmerica Partners LP 2022 Incentive Award Plan Award Agreement for Phantom Units to Non-Employee Directors (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 27, 2025)

19.1

Insider Trading Policy of CrossAmerica Partners LP and CrossAmerica GP LLC (incorporated by reference as Exhibit 19.1 to the Annual Report on Form 10-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on February 27, 2025)

Exhibit No.	Description
21.1 *	List of Subsidiaries of CrossAmerica Partners LP

23.1 *	Consent of Grant Thornton LLP

31.1 *	Certification of Principal Executive Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 *	Certification of Principal Financial Officer of CrossAmerica GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Principal Executive Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

32.2**	Certification of Principal Financial Officer of CrossAmerica GP LLC pursuant to 18 U.S.C. §1350

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
Charles M. Nifong, Jr.
President and Chief Executive Officer
(On behalf of the registrant, and in the capacity of Principal Executive Officer)

Date: February 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2026.

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