Form 10-Q
period 2026-03-31
CrossAmerica Partners LP
filed 2026-05-06
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had outstanding 38,154,331 common units.

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

TopStar	TopStar Inc., an entity affiliated with a family member of Joseph V. Topper, Jr. TopStar is an operator of convenience stores that purchases fuel from us.

Other Defined Terms:

AOCI	Accumulated other comprehensive income (loss)

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Board	Board of Directors of our General Partner

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

EBITDA	Earnings before interest, taxes, depreciation, amortization and accretion, a non-GAAP financial measure

Exchange Act	Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

Form 10-K	CrossAmerica’s Annual Report on Form 10-K for the year ended December 31, 2025

Getty	Getty Properties Corp.

Internal Revenue Code	Internal Revenue Code of 1986, as amended

IPO	Initial public offering of CrossAmerica Partners LP on October 30, 2012

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$7,349	$3,137
Accounts receivable, net of allowances of $656 and $635, respectively	31,139	28,566
Accounts receivable from related parties	805	687
Inventory	65,063	59,610
Assets held for sale	7,732	9,690
Current portion of interest rate swap contracts	1,497	801
Other current assets	11,683	8,590
Total current assets	125,268	111,081
Property and equipment, net	589,385	547,686
Right-of-use assets, net	107,622	121,636
Intangible assets, net	57,988	61,638
Goodwill	99,409	99,409
Deferred tax assets	555	760
Interest rate swap contracts, less current portion	1,082	325
Other assets	21,490	22,199
Total assets	$1,002,799	$964,734

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$9,811	$3,465
Current portion of operating lease obligations	25,325	29,008
Accounts payable	77,404	63,413
Accounts payable to related parties	7,189	6,536
Current portion of interest rate swap contracts	431	697
Accrued expenses and other current liabilities	28,596	27,378
Motor fuel and sales taxes payable	19,151	19,013
Total current liabilities	167,907	149,510
Debt and finance lease obligations, less current portion	726,197	687,187
Operating lease obligations, less current portion	86,148	96,974
Deferred tax liabilities, net	7,193	7,409
Asset retirement obligations	44,645	45,014
Interest rate swap contracts, less current portion	517	1,390
Other long-term liabilities	48,642	49,289
Total liabilities	1,081,249	1,036,773

Commitments and contingencies (Note 9)

Preferred membership interests	30,984	30,289

Equity:
Common units— 38,154,331 and 38,135,078 units issued and outstanding at March 31, 2026 and December 31, 2025, respectively	(111,005)	(101,280)
Accumulated other comprehensive income (loss)	1,571	(1,048)
Total deficit	(109,434)	(102,328)
Total liabilities and equity	$1,002,799	$964,734

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except unit and per unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating revenues (a)	$841,830	$862,475
Cost of sales (b)	744,207	772,661
Gross profit	97,623	89,814

Operating expenses:
Operating expenses (c)	56,436	58,874
General and administrative expenses	6,491	7,672
Depreciation, amortization and accretion expense	17,062	26,304
Total operating expenses	79,989	92,850
Gain on dispositions and lease terminations, net	6,116	5,037
Operating income	23,750	2,001
Other income, net	157	130
Interest expense	(10,750)	(12,844)
Income (loss) before income taxes	13,157	(10,713)
Income tax expense (benefit)	2,498	(3,598)
Net income (loss)	10,659	(7,115)
Accretion of preferred membership interests	694	665
Net income (loss) available to limited partners	$9,965	$(7,780)

Net income (loss) per common unit
Basic	$0.26	$(0.20)
Diluted	$0.26	$(0.20)

Weighted-average common units:
Basic	38,142,565	38,073,986
Diluted	38,301,882	38,073,986

Supplemental information:
(a) includes excise taxes of:	$68,770	$73,350
(a) includes rent income of:	14,560	17,202
(b) excludes depreciation, amortization and accretion
(b) includes rent expense of:	4,117	4,895
(c) includes rent expense of:	4,559	4,611

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

(Unaudited)

	Limited Partners' Interest Common Unitholders		AOCI	Total Equity
	Units	Dollars	Dollars	Dollars
Balance at December 31, 2025	38,135,078	$(101,280)	$(1,048)	$(102,328)
Net income	—	10,659	—	10,659
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	2,900	2,900
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(281)	(281)
Total other comprehensive income	—	—	2,619	2,619
Comprehensive income	—	10,659	2,619	13,278
Issuance of units related to 2025 Bonus Plan	9,345	194	—	194
Vesting of equity awards, net of units withheld for tax	9,908	206	—	206
Accretion of preferred membership interests	—	(694)	—	(694)
Distributions paid	—	(20,090)	—	(20,090)
Balance at March 31, 2026	38,154,331	$(111,005)	$1,571	$(109,434)

Balance at December 31, 2024	38,059,702	$(61,371)	$7,595	$(53,776)
Net loss	—	(7,115)	—	(7,115)
Other comprehensive income
Unrealized loss on interest rate swap contracts	—	—	(3,928)	(3,928)
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(921)	(921)
Total other comprehensive loss	—	—	(4,849)	(4,849)
Comprehensive loss	—	(7,115)	(4,849)	(11,964)
Issuance of units related to 2024 Bonus Plan	7,237	165	—	165
Vesting of equity awards, net of units withheld for tax	30,574	697	—	697
Accretion of preferred membership interests	—	(665)	—	(665)
Tax effect of intra-entity transfer of assets	—	(387)	—	(387)
Distributions paid	—	(20,054)	—	(20,054)
Balance at March 31, 2025	38,097,513	$(88,730)	$2,746	$(85,984)

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$10,659	$(7,115)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion expense	17,062	26,304
Amortization of deferred financing costs	484	485
Credit loss expense	24	—
Deferred income tax benefit	(11)	(3,692)
Equity-based employee and director compensation expense	201	813
Gain on dispositions and lease terminations, net	(6,116)	(5,037)
Changes in operating assets and liabilities, net of acquisitions	5,574	3,289
Net cash provided by operating activities	27,877	15,047

Cash flows from investing activities:
Principal payments received on notes receivable	23	34
Proceeds from sale of assets	13,045	8,745
Capital expenditures	(3,425)	(10,114)
Cash paid in connection with acquisitions, net of cash acquired	(1,800)	—
Net cash provided by (used in) investing activities	7,843	(1,335)

Cash flows from financing activities:
Borrowings under the Credit Facility	24,705	29,000
Repayments on the Credit Facility	(35,000)	(18,500)
Payments of finance lease obligations	(1,123)	(791)
Distributions paid on distribution equivalent rights	(69)	(73)
Distributions paid on common units	(20,021)	(19,981)
Net cash used in financing activities	(31,508)	(10,345)
Net increase in cash and cash equivalents	4,212	3,367

Cash and cash equivalents at beginning of period	3,137	3,381
Cash and cash equivalents at end of period	$7,349	$6,748

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

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2025 has been derived from our audited financial statements and notes thereto as of that date.

Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.

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

Reclassifications

Certain prior-year balance sheet amounts were reclassified to conform to the current-year presentation.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration Risk

For the three months ended March 31, 2026 and 2025, respectively, we purchased approximately 81% and 79% of our motor fuel from four suppliers. Approximately 22% of our motor fuel gallons sold for each of the three months ended March 31, 2026 and 2025 were delivered by our top two carriers.

For the three months ended March 31, 2026 and 2025, respectively, approximately 57% and 55% of our merchandise was purchased from one supplier.

Note 2. ASSETS HELD FOR SALE

We have classified 17 sites and 24 sites as held for sale at March 31, 2026 and December 31, 2025, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Land	$3,904	$4,395
Buildings and site improvements	4,362	6,590
Equipment	4,768	6,554
Total	13,034	17,539
Less accumulated depreciation	(5,302)	(7,849)
Assets held for sale	$7,732	$9,690

The Partnership has continued to focus on optimizing the class of trade for its assets, which has included divesting certain assets, often lower performing, while seeking to maintain a wholesale fuel supply relationship whenever possible. During the three months ended March 31, 2026, we sold 16 properties for $12.7 million in proceeds, resulting in a net gain of $6.3 million. During the three months ended March 31, 2025, we sold seven properties for $8.6 million in proceeds, resulting in a net gain of $5.6 million

See Note 4 for information regarding impairment charges primarily recorded upon classifying sites within assets held for sale.

Note 3. INVENTORY

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Merchandise	$32,694	$34,884
Motor fuel	32,369	24,726
Inventory	$65,063	$59,610

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Land	$265,343	$268,873
Buildings and site improvements	307,554	309,851
Leasehold improvements	20,236	20,760
Equipment and other	322,820	325,389
Right-of-use assets under finance leases	58,044	32,735
Construction in progress	4,616	3,090
Property and equipment, at cost	978,613	960,698
Accumulated depreciation and amortization	(388,435)	(382,411)
Accumulated amortization of right-of-use assets under finance leases	(793)	(30,601)
Property and equipment, net	$589,385	$547,686

We recorded impairment charges of $1.5 million and $8.8 million during the three months ended March 31, 2026 and 2025, respectively, included within depreciation, amortization and accretion expense on the statements of operations. These impairment charges were primarily related to sites initially classified within assets held for sale in connection with our ongoing real estate rationalization effort.

Note 5. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	March 31, 2026			December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$147,528	$91,271	$56,257	$147,528	$87,623	$59,905
Trademarks/licenses	2,681	1,017	1,664	2,638	982	1,656
Covenant not to compete	200	133	67	200	123	77
Total intangible assets	$150,409	$92,421	$57,988	$150,366	$88,728	$61,638

Note 6. DEBT

Our balances for long-term debt and finance lease obligations were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Credit Facility	$682,000	$692,295
Finance lease obligations	59,823	4,656
Total debt and finance lease obligations	741,823	696,951
Current portion	9,811	3,465
Noncurrent portion	732,012	693,486
Deferred financing costs, net	5,815	6,299
Noncurrent portion, net of deferred financing costs	$726,197	$687,187

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026, future principal payments on debt and future minimum rental payments on finance lease obligations were as follows (in thousands):

	Debt	Finance Lease Obligations	Total
2026	$—	$11,599	$11,599
2027	—	6,208	6,208
2028	682,000	6,301	688,301
2029	—	6,395	6,395
2030	—	6,491	6,491
Thereafter	—	43,419	43,419
Total future payments	682,000	80,413	762,413
Less impact of discounting	—	20,590	20,590
Total future principal payments	682,000	59,823	741,823
Current portion	—	9,811	9,811
Long-term portion	$682,000	$50,012	$732,012

The Credit Facility is secured by substantially all of the Partnership’s assets.

Letters of credit outstanding totaled $4.9 million at both March 31, 2026 and December 31, 2025.

Taking the interest rate swap contracts into account, the effective interest rate on our Credit Facility was 5.6% (with an applicable margin of 2.00%) at both March 31, 2026 and December 31, 2025. See Note 7 for additional information on our interest rate swap contracts.

As of March 31, 2026, we were in compliance with our financial covenants under the Credit Facility. The amount of availability under the Credit Facility at March 31, 2026, after taking into consideration debt covenant restrictions, was $238 million.

Cash paid for interest, including debt and finance lease obligations, amounted to $10.3 million and $12.4 million for the three months ended March 31, 2026 and 2025, respectively.

Finance Lease Obligations

In May 2012, the Predecessor Entity entered into a 15-year master lease agreement with renewal options of up to an additional 20 years with Getty. Since then, the agreement has been amended from time to time to add or remove sites. As of December 31, 2025, we leased 106 sites under this lease. We paid fixed rent, which increased 1.5% per year. In addition, the lease required variable lease payments based on gallons of motor fuel sold.

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

On January 31, 2026, we entered into an amendment of this lease with Getty. The amendment reset the rents for all 106 sites to an aggregate $6.9 million in annual rent, subject to annual escalations of 1.5%. The amendment also removed provisions requiring us to pay variable rent based on fuel volume.

Through this amendment, we also exercised a renewal option that extends the term through April 30, 2037 and have an additional renewal option that could extend the term through April 30, 2047. The amendment provides for a purchase option to us that can be exercised between October 1, 2026 and June 30, 2027 for up to 25 sites for up to $6.6 million, which is reasonably certain to be exercised. The amendment also provides for a purchase option to us for up to nine additional sites during certain timeframes of the term at values to be agreed upon, which is not reasonably certain to be exercised. Getty has the option to recapture up to six sites during certain timeframes of the term as well, which is also not reasonably certain to be exercised. We have a right of first offer should Getty seek to sell or convey any of the leased properties.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This amendment triggered a reassessment of the lease accounting. Effective January 31, 2026, we are accounting for the modified lease as a finance lease. With respect to the 25 sites for which it is reasonably certain we will exercise our purchase option and have the intent and ability to do so, we are accounting for the finance lease using an anticipated purchase date of October 1, 2026. With respect to the 81 remaining sites, we are accounting for the finance lease through the end of the current term expiring on April 30, 2037. The weighted-average discount rate for this finance lease obligation was 6.0% at March 31, 2026, which resulted in recording increases in our finance lease obligations and right-of-use assets under finance leases of $56.3 million during the first quarter of 2026. Interest on finance lease obligations amounted to $0.3 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

Note 7. INTEREST RATE SWAP CONTRACTS

During 2026 and 2025, we held the following interest rate swap contracts (in thousands):

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

We report the unrealized gains and losses on our interest rate swap contracts designated as highly effective cash flow hedges as a component of other comprehensive income and reclassify such gains and losses into earnings (interest expense on our statement of operations) in the same period during which the hedged interest expense is recorded. We recognized a net realized gain from settlements of the interest rate swap contracts of $0.3 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively.

We currently estimate that a net gain of $1.0 million will be reclassified from AOCI into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Note 8. RELATED-PARTY TRANSACTIONS

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from TopStar, an entity affiliated with the Topper Group, were $9.1 million and $8.8 million for the three months ended March 31, 2026 and 2025, respectively. Accounts receivable from TopStar was $0.8 million and $0.7 million at March 31, 2026 and December 31, 2025, respectively.

In February 2025, we purchased a property from TopStar for $0.2 million.

We lease certain real estate from the Topper Group. Rent expense under these lease agreements was $2.3 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Omnibus Agreement

We incurred expenses under the Omnibus Agreement, including costs for store level personnel at our company operated sites as well as other cost reimbursements, totaling $30.2 million and $31.8 million for the three months ended March 31, 2026 and 2025, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statements of operations. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Omnibus Agreement totaled $5.0 million and $4.6 million at March 31, 2026 and December 31, 2025, respectively.

Common Unit Distributions and Other Equity Transactions

We distributed $7.7 million to the Topper Group related to its ownership of our common units for the three months ended March 31, 2026 and 2025.

We distributed $2.6 million to affiliates of John B. Reilly, III, a member of our Board, related to their ownership of our common units for the three months ended March 31, 2026 and 2025.

We recorded accretion on the preferred membership interests issued in March 2022 to related parties of $0.7 million for each of the three months ended March 31, 2026 and 2025.

Maintenance and Environmental Costs

Certain maintenance and environmental remediation activities are performed by an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.4 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. Accounts payable to this related party amounted to $0.3 million at both March 31, 2026 and December 31, 2025.

Environmental Remediation Indemnification

Under an indemnification agreement, DMI reimburses us for certain environmental remediation costs incurred by the Partnership. We received $0.2 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board. Merchandise costs amounted to $4.5 million and $4.3 million for the three months ended March 31, 2026 and 2025, respectively. Amounts payable to this related party amounted to $1.9 million and $1.7 million at March 31, 2026 and December 31, 2025, respectively.

Vehicle Lease

In connection with the services rendered under the Omnibus Agreement, we lease certain vehicles from an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. Lease expense was an insignificant amount for each of the three months ended March 31, 2026 and 2025.

Principal Executive Offices

We lease office space from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $0.3 million for each of the three months ended March 31, 2026 and 2025.

Public Relations and Website Consulting Services

We have engaged a company affiliated with John B. Reilly, III, member of the Board, for public relations and website consulting services. The cost of these services was insignificant for the three months ended March 31, 2026 and 2025.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $9.5 million and $9.7 million at March 31, 2026 and December 31, 2025, respectively. Indemnification assets related to state funds or insurance recorded on the balance sheet within other current and other noncurrent assets totaled $8.3 million at both March 31, 2026 and December 31, 2025. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels in 2026 or 2025.

As further discussed in Note 7, we remeasure the fair value of interest rate swap contracts on a recurring basis each balance sheet date. We used an income approach to measure the fair value of these contracts, utilizing a forward yield curve for the same period as the future interest rate swap settlements. These fair value measurements are classified as Level 2 measurements.

We have accrued for outstanding phantom units as a liability and adjust that liability on a recurring basis based on the market price of our common units each balance sheet date. These fair value measurements are deemed Level 1 measurements.

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of March 31, 2026 and December 31, 2025 due to the short-term maturity of these instruments. The fair value of borrowings under the Credit Facility approximated its carrying value as of March 31, 2026 and December 31, 2025 due to the frequency with which interest rates are reset and the consistency of the market spread.

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

We recorded income tax expense (benefit) of $2.5 million and $(3.6) million for the three months ended March 31, 2026 and 2025, respectively, as a result of the income generated (losses incurred) by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only our corporate subsidiaries are subject to income tax.

Cash paid for income taxes, net of refunds received, amounted to $0.2 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. NET INCOME PER COMMON UNIT

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per common unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Distributions paid on common units	$20,021	$19,981
Allocation of distributions in excess of net income	(10,056)	(27,761)
Limited partners’ interest in net income (loss) - basic and diluted	9,965	(7,780)
Denominator:
Weighted-average common units outstanding - basic	38,142,565	38,073,986
Adjustment for phantom and phantom performance units (a)	159,317	—
Weighted-average common units outstanding - diluted	38,301,882	38,073,986
Net income (loss) per common unit - basic	$0.26	$(0.20)
Net income (loss) per common unit - diluted	$0.26	$(0.20)

Distributions paid per common unit	$0.5250	$0.5250
Distributions declared (with respect to each respective period) per common unit	$0.5250	$0.5250

(a)
For the three months ended March 31, 2026, 1,299,880 potentially dilutive units related to the preferred membership interests were excluded from the calculation of diluted earnings per unit because including them would have been antidilutive.

For the three months ended March 31, 2025, 164,962 potentially dilutive units related to the phantom units and phantom performance units and 1,245,272 potentially dilutive units related to the preferred membership interests were excluded from the calculation of diluted earnings per unit because including them would have been antidilutive.

Distributions

Distribution activity for 2026 is as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2025	February 2, 2026	February 12, 2026	0.5250	20,021
March 31, 2026	May 4, 2026	May 14, 2026	0.5250	20,031

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

During the three months ended March 31, 2025, we converted 18 sites from lessee dealer sites in the wholesale segment to company operated or commission sites in the retail segment, net.

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended March 31, 2026
Revenues from fuel sales to external customers	$357,612	$373,078	$—	$730,690
Revenues from food and merchandise sales	—	90,665	—	90,665
Rent income	10,539	4,021	—	14,560
Other revenue	1,106	4,809	—	5,915
Total revenues	369,257	472,573	—	841,830

Cost of goods sold - fuel	343,159	333,218	—	676,377
Cost of goods sold - food and merchandise	—	63,713	—	63,713
Cost of goods sold - Rent expense	2,778	1,339	—	4,117
Gross profit	23,320	74,303	—	97,623

Store labor	—	21,327	—	21,327
Maintenance and environmental costs	1,228	7,625	—	8,853
Other items (a)	5,209	21,047	17,437	43,693
Operating income (loss)	$16,883	$24,304	$(17,437)	$23,750

Three Months Ended March 31, 2025
Revenues from fuel sales to external customers	$365,761	$384,521	$—	$750,282
Revenues from food and merchandise sales	—	89,341	—	89,341
Rent income	13,284	3,918	—	17,202
Other revenue	1,195	4,455	—	5,650
Total revenues	380,240	482,235	—	862,475

Cost of goods sold - fuel	349,997	353,341	—	703,338
Cost of goods sold - food and merchandise	—	64,428	—	64,428
Cost of goods sold - Rent expense	3,588	1,307	—	4,895
Gross profit	26,655	63,159	—	89,814

Store labor	—	22,566	—	22,566
Maintenance and environmental costs	1,469	8,072	—	9,541
Other items (a)	5,701	21,066	28,939	55,706
Operating income (loss)	$19,485	$11,455	$(28,939)	$2,001

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation from operating income to income (loss) before income taxes follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating income	$23,750	$2,001
Other income, net	157	130
Interest expense	(10,750)	(12,844)
Income (loss) before income taxes	$13,157	$(10,713)

Receivables relating to the revenue streams above are as follows (in thousands):

	March 31,	December 31,
	2026	2025
Receivables from fuel and merchandise sales	$31,267	$28,316
Receivables for rent and other lease-related charges	677	937
Total accounts receivable	$31,944	$29,253

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

The balance of unamortized costs incurred to obtain certain contracts with customers was $9.7 million and $9.9 million at March 31, 2026 and December 31, 2025, respectively. Amortization of such costs is recorded against operating revenues and amounted to $0.5 million for both the three months ended March 31, 2026 and 2025.

Receivables from rent and other lease-related charges are generally collected at the beginning of the month.

Note 14. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
(Increase) decrease:
Accounts receivable	$(2,597)	$2,861
Accounts receivable from related parties	(118)	(13)
Inventories	(5,453)	2,280
Other current assets	(2,368)	(2,115)
Other assets	300	(883)
Increase (decrease):
Accounts payable	13,199	91
Accounts payable to related parties	707	(541)
Accrued expenses and other current liabilities	1,412	552
Motor fuel and sales taxes payable	138	(472)
Other long-term liabilities	354	1,529
Changes in operating assets and liabilities, net of acquisitions	$5,574	$3,289

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions and non-cash activity.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Three Months Ended March 31,
	2026	2025
Accrued capital expenditures	$1,937	$5,344
Lease liabilities arising from obtaining right-of-use assets under operating leases	3,107	3,081
Lease liabilities arising from obtaining right-of-use assets under finance leases	56,288	—
Accretion of preferred membership interests	694	665

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

Class of Trade Conversions and Divestitures

We consider the highest and best use class of trade for each of our properties, which results in the conversion of sites from one class of trade to another and ultimately increases or decreases in the gross profit and operating income for the wholesale and retail segments. See Note 13 to the financial statements for additional information.

As part of our evaluation of the highest and best use class of trade for each of our properties, we divest certain assets, often lower performing properties. These sales generate gains or impairment charges depending on the site; see Notes 2 and 4 to the financial statements for additional information. These sales result in reductions in gross profit and operating income in the wholesale and retail segments. For many of these divestitures, we continue to supply the sites with fuel through long-term supply contracts. When we sell a lessee dealer site with continued fuel supply, the site is converted from a lessee dealer site to an independent dealer site but remains in the wholesale segment. When we sell company operated or commission agent sites with continued fuel supply, the site is converted from being operated in our retail segment to being operated as an independent dealer site in our wholesale segment.

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating revenues	$841,830	$862,475
Cost of sales	744,207	772,661
Gross profit	97,623	89,814

Operating expenses:
Operating expenses	56,436	58,874
General and administrative expenses	6,491	7,672
Depreciation, amortization and accretion expense	17,062	26,304
Total operating expenses	79,989	92,850
Gain on dispositions and lease terminations, net	6,116	5,037
Operating income	23,750	2,001
Other income, net	157	130
Interest expense	(10,750)	(12,844)
Income (loss) before income taxes	13,157	(10,713)
Income tax expense (benefit)	2,498	(3,598)
Net income (loss)	10,659	(7,115)
Accretion of preferred membership interests	694	665
Net income (loss) available to limited partners	$9,965	$(7,780)

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Operating revenues decreased $20.6 million (2%) and operating income increased $21.7 million. Significant items impacting these results were:

Operating revenues

Revenues from fuel sales decreased $19.6 million (3%) due primarily to a 6% decrease in volume due to the net loss of independent dealer contracts and a reduction in volume in our base business. Rent income decreased $2.6 million (15%) due to the sale of certain lessee dealer sites in connection with our real estate optimization effort as well as the conversion of certain lessee dealer sites to company operated and commission agent sites. These decreases were partially offset by a $1.3 million (1%) increase in merchandise revenues driven by an increase in sales in our base business.

Cost of sales

Cost of sales decreased $28.5 million (4%), due primarily to lower volume, driven by the same drivers as discussed above.

Gross profit

Gross profit increased $7.8 million (9%) due primarily to an increase in motor fuel and merchandise gross profit in our retail segment, partially offset by a decrease in motor fuel and rent gross profit in our wholesale segment. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses decreased $1.2 million (15%) primarily driven by lower legal fees and equity compensation expense.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense decreased $9.2 million (35%) primarily due to a $7.3 million decrease in impairment charges in comparison to prior year, as well as the impact of our site sales.

Gain on dispositions and lease terminations, net

During the three months ended March 31, 2026, we recorded $6.3 million in net gains in connection with our ongoing real estate rationalization effort, partially offset by $0.2 million of net losses on lease terminations and asset disposals.

During the three months ended March 31, 2025, we recorded $5.6 million in net gains in connection with our ongoing real estate rationalization effort, partially offset by $0.6 million of net losses on lease terminations and asset disposals.

Interest expense

Interest expense decreased $2.1 million (16%) due to a lower average outstanding debt balance resulting from applying the proceeds from site sales to our Credit Facility as well as a lower average SOFR rate. These decreases were partially offset by a $0.2 million increase in interest expense on our finance lease obligations as a result of the reassessment of the accounting for our lease with Getty required by the amendment of this lease during the first quarter of 2026. See Note 6 to the financial statements for additional information.

Income tax expense (benefit)

We recorded income tax expense (benefit) of $2.5 million and ($3.6) million for the three months ended March 31, 2026 and 2025, respectively, driven by income generated (losses incurred) by our taxable subsidiaries.

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

Retail

The following table highlights the results of operations and certain operating metrics of our retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands, except for the number of retail sites and per gallon amounts):

	Three Months Ended March 31,
	2026	2025
Gross profit:
Motor fuel	$39,860	$31,180
Merchandise	26,952	24,913
Rent	2,682	2,611
Other revenue	4,809	4,455
Total gross profit	74,303	63,159
Operating expenses	(49,999)	(51,704)
Operating income	$24,304	$11,455

Retail sites (end of period):
Company operated retail sites (a)	340	376
Commission agents (b)	228	234
Total retail sites	568	610

Total retail segment statistics:
Volume of gallons sold	117,686	126,532
Average retail fuel sites	576	599
Margin per gallon, before deducting credit card fees and commissions	0.437	0.339

Company operated site statistics:
Average retail fuel sites	345	368
Margin per gallon, before deducting credit card fees	$0.458	$0.374
Merchandise gross profit percentage	29.7%	27.9%

Commission site statistics:
Average retail fuel sites	231	231
Margin per gallon, before deducting credit card fees and commissions	$0.385	$0.263

(a)
The decrease in the company operated site count was primarily attributable to the sale of certain company operated sites in connection with our real estate rationalization effort, partially offset by the conversion of certain lessee dealer sites to company operated sites.
(b)
The decrease in the commission agent site count was primarily attributable to the sale of certain commission agent sites in connection with our real estate rationalization effort, partially offset by the conversion of certain lessee dealer sites to commission agent sites.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Gross profit increased $11.1 million (18%) and operating income increased $12.8 million (112%). These results were impacted by:

Gross profit

•
Our motor fuel gross profit increased $8.7 million (28%), attributable to a 29% increase in our margin per gallon for the three months ended March 31, 2026 as compared to the same period in 2025 due to greater volatility in the price of crude oil for the three months ended March 31, 2026 as compared to the same period of 2025. This increase was partially offset by a volume decrease of 7% due primarily to a 4% decrease in our average retail site count due to the sale of certain company operated sites in connection with our real estate optimization effort as well as a decrease in volume in our base business.
•
Our merchandise gross profit increased $2.0 million (8%) due primarily to an increase in sales in our base business as well as an increase in our merchandise gross profit percentage. These increases were partially offset by a 6% reduction in our average company operated site count due primarily to the sale of certain company operated sites in connection with our real estate optimization effort.

Operating expenses

Operating expenses decreased $1.7 million (3%) driven by a 4% decrease in the average retail site count due to the sale of certain company operated and commission agent sites in connection with our real estate optimization effort, partially offset by the conversion of certain lessee dealer sites to company operated and commission agent sites.

Wholesale

The following table highlights the results of operations and certain operating metrics of our wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended March 31,
	2026	2025
Gross profit:
Motor fuel gross profit	$14,453	$15,764
Rent gross profit	7,761	9,696
Other revenues	1,106	1,195
Total gross profit	23,320	26,655
Operating expenses	(6,437)	(7,170)
Operating income	$16,883	$19,485

Motor fuel distribution sites (end of period): (a)
Independent dealers (b)	666	604
Lessee dealers (c)	319	412
Total motor fuel distribution sites	985	1,016

Average motor fuel distribution sites	987	1,031

Volume of gallons distributed	153,588	162,918

Margin per gallon	$0.094	$0.097

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

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Gross profit decreased $3.3 million (13%) and operating income decreased $2.6 million (13%). These results were impacted by:

Motor fuel gross profit

The $1.3 million decrease (8%) in motor fuel gross profit was primarily due to a 6% decrease in volume driven by the net loss of independent dealer contracts as well as the conversion of certain lessee dealer sites to company operated sites and commission agent sites.

Rent gross profit

Rent gross profit decreased $1.9 million (20%) for the first quarter of 2026 compared to the same period of 2025, primarily due to the sale of certain lessee dealer sites in connection with our real estate rationalization effort as well as the conversion of certain lessee dealer sites to company operated and commission agent sites.

Operating expenses

Operating expenses decreased $0.7 million (10%), primarily due to the sale of certain lessee dealer sites in connection with our real estate rationalization effort as well as the conversion of certain lessee dealer sites to company operated and commission agent sites.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income (loss), the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for Distribution Coverage Ratio):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$10,659	$(7,115)
Interest expense	10,750	12,844
Income tax expense (benefit)	2,498	(3,598)
Depreciation, amortization and accretion expense	17,062	26,304
EBITDA	40,969	28,435
Equity-based employee and director compensation expense	201	813
Gain on dispositions and lease terminations, net (a)	(6,116)	(5,037)
Acquisition-related costs (b)	27	58
Adjusted EBITDA	35,081	24,269
Cash interest expense	(10,265)	(12,359)
Sustaining capital expenditures (c)	(1,350)	(2,721)
Current income tax expense (d)	(1,964)	(94)
Distributable Cash Flow	$21,502	$9,095
Distributions paid on common units	20,021	19,981
Distribution Coverage Ratio	1.07x	0.46x

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
(d)
Excludes $0.5 million of current income tax incurred on sales of sites for the first quarter of 2026.

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

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$27,877	$15,047
Net cash provided by (used in) investing activities	7,843	(1,335)
Net cash used in financing activities	(31,508)	(10,345)

Operating Activities

Net cash provided by operating activities increased $13 million for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to stronger operating results in 2026 and a decrease in interest expense driven by a lower average outstanding debt balance as well as a lower average SOFR rate.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as compared to the shorter settlement of receivables for fuel, rent and merchandise.

Investing Activities

We incurred capital expenditures of $3 million and $10 million for the three months ended March 31, 2026 and 2025, respectively. We received $13 million and $9 million in proceeds primarily from the sale of sites in connection with our real estate rationalization effort for the three months ended March 31, 2026 and 2025, respectively. We also paid $1.8 million as a final payment in connection with a prior-year acquisition.

Financing Activities

We paid $20 million in distributions for each of the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026 and 2025, we made total net (repayments) borrowings on the Credit Facility of ($10) million and $11 million, respectively.

Distributions to Common Unitholders

Distribution activity for 2026 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2025	February 2, 2026	February 12, 2026	0.5250	20,021
March 31, 2026	May 4, 2026	May 14, 2026	0.5250	20,031

The amount of any distribution is subject to the discretion of the Board, which may modify or revoke our cash distribution policy at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Distributions on Preferred Membership Interests

Distributions on the preferred membership interests are payable in cash quarterly starting in the fourth quarter of 2026. See Note 18 to the financial statements included in our Form 10-K for additional information.

Debt

As of March 31, 2026, our debt and finance lease obligations consisted of the following (in thousands):

Credit Facility	$682,000
Finance lease obligations	59,823
Total debt and finance lease obligations	741,823
Current portion	9,811
Noncurrent portion	732,012
Deferred financing costs, net	5,815
Noncurrent portion, net of deferred financing costs	$726,197

Taking the interest rate swap contracts into account, the effective interest rate on our Credit Facility at March 31, 2026 was 5.6% (our applicable margin was 2.00% as of March 31, 2026). Letters of credit outstanding at March 31, 2026 totaled $4.9 million.

The amount of availability under our Credit Facility at May 1, 2026, after taking into consideration debt covenant restrictions, was $230 million.

See Note 6 for information on an amendment of our lease with Getty.

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

The following table outlines our capital expenditures (in thousands):

	Three Months Ended March 31,
	2026	2025
Sustaining capital	$1,350	$2,721
Growth	2,075	7,393
Total capital expenditures	$3,425	$10,114

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No significant changes to our market risk have occurred since December 31, 2025. For a discussion of market risks affecting us, refer to Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk” included in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Maura Topper
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 6, 2026