Form 10-Q
period 2026-06-30
CrossAmerica Partners LP
filed 2026-08-05
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had outstanding 38,173,255 common units.

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

Credit Facility

Amendment and Restatement Agreement, dated as of March 31, 2023, as amended by the First Amendment to Amendment and Restatement Agreement, dated as of February 20, 2024, and by the Second Amendment to Amended and Restated Credit Agreement, dated as of July 15, 2026, among the Partnership and Lehigh Gas Wholesale Services, Inc., as borrowers, the guarantors from time to time party thereto, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$4,922	$3,137
Accounts receivable, net of allowances of $320 and $635, respectively	33,834	28,566
Accounts receivable from related parties	651	687
Inventory	63,443	59,610
Assets held for sale	9,755	9,690
Current portion of interest rate swap contracts	2,291	801
Other current assets	7,868	8,590
Total current assets	122,764	111,081
Property and equipment, net	579,475	547,686
Right-of-use assets, net	101,463	121,636
Intangible assets, net	54,406	61,638
Goodwill	99,409	99,409
Deferred tax assets	—	760
Interest rate swap contracts, less current portion	1,855	325
Other assets	22,614	22,199
Total assets	$981,986	$964,734

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$9,774	$3,465
Current portion of operating lease obligations	24,584	29,008
Accounts payable	77,725	63,413
Accounts payable to related parties	7,792	6,536
Current portion of interest rate swap contracts	184	697
Accrued expenses and other current liabilities	25,360	27,378
Motor fuel and sales taxes payable	16,409	19,013
Total current liabilities	161,828	149,510
Debt and finance lease obligations, less current portion	715,471	687,187
Operating lease obligations, less current portion	80,680	96,974
Deferred tax liabilities, net	7,479	7,409
Asset retirement obligations	44,222	45,014
Interest rate swap contracts, less current portion	109	1,390
Other long-term liabilities	47,878	49,289
Total liabilities	1,057,667	1,036,773

Commitments and contingencies (Note 9)

Preferred membership interests	31,523	30,289

Equity:
Common units— 38,154,331 and 38,135,078 units issued and outstanding at June 30, 2026 and December 31, 2025, respectively	(111,004)	(101,280)
Accumulated other comprehensive income (loss)	3,800	(1,048)
Total deficit	(107,204)	(102,328)
Total liabilities and equity	$981,986	$964,734

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except unit and per unit amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenues (a)	$1,179,017	$961,925	$2,020,847	$1,824,400
Cost of sales (b)	1,066,230	860,933	1,810,437	1,633,594
Gross profit	112,787	100,992	210,410	190,806

Operating expenses:
Operating expenses (c)	55,025	57,949	111,461	116,823
General and administrative expenses	6,809	6,577	13,300	14,249
Depreciation, amortization and accretion expense	16,768	23,334	33,830	49,638
Total operating expenses	78,602	87,860	158,591	180,710
Gain on dispositions and lease terminations, net	1,087	28,365	7,203	33,402
Operating income	35,272	41,497	59,022	43,498
Other income, net	212	136	369	266
Interest expense	(11,342)	(12,569)	(22,092)	(25,413)
Income before income taxes	24,142	29,064	37,299	18,351
Income tax expense	3,330	3,896	5,828	298
Net income	20,812	25,168	31,471	18,053
Accretion of preferred membership interests	710	680	1,404	1,345
Net income available to limited partners	$20,102	$24,488	$30,067	$16,708

Net income per common unit
Basic	$0.53	$0.64	$0.79	$0.44
Diluted	$0.52	$0.64	$0.78	$0.44

Weighted-average common units:
Basic	38,154,331	38,097,513	38,148,481	38,085,815
Diluted	38,323,956	39,545,478	38,318,067	38,260,908

Supplemental information:
(a) includes excise taxes of:	$71,954	$82,903	$140,725	$156,253
(a) includes rent income of:	14,666	15,459	29,226	32,661
(b) excludes depreciation, amortization and accretion
(b) includes rent expense of:	3,766	4,923	7,883	9,818
(c) includes rent expense of:	4,492	4,631	9,051	9,242

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

(Unaudited)

	Limited Partners' Interest Common Unitholders		AOCI	Total Equity
	Units	Dollars	Dollars	Dollars
Balance at December 31, 2025	38,135,078	$(101,280)	$(1,048)	$(102,328)
Net income	—	10,659	—	10,659
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	2,900	2,900
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(281)	(281)
Total other comprehensive income	—	—	2,619	2,619
Comprehensive income	—	10,659	2,619	13,278
Issuance of units related to 2025 Bonus Plan	9,345	194	—	194
Vesting of equity awards, net of units withheld for tax	9,908	206	—	206
Accretion of preferred membership interests	—	(694)	—	(694)
Distributions paid	—	(20,090)	—	(20,090)
Balance at March 31, 2026	38,154,331	$(111,005)	$1,571	$(109,434)

Net income	—	20,812	—	20,812
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	2,475	2,475
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(246)	(246)
Total other comprehensive income	—	—	2,229	2,229
Comprehensive income	—	20,812	2,229	23,041
Accretion of preferred membership interests	—	(710)	—	(710)
Distributions paid	—	(20,101)	—	(20,101)
Balance at June 30, 2026	38,154,331	$(111,004)	$3,800	$(107,204)

Balance at December 31, 2024	38,059,702	$(61,371)	$7,595	$(53,776)
Net loss	—	(7,115)	—	(7,115)
Other comprehensive income
Unrealized loss on interest rate swap contracts	—	—	(3,928)	(3,928)
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(921)	(921)
Total other comprehensive loss	—	—	(4,849)	(4,849)
Comprehensive loss	—	(7,115)	(4,849)	(11,964)
Issuance of units related to 2024 Bonus Plan	7,237	165	—	165
Vesting of equity awards, net of units withheld for tax	30,574	697	—	697
Accretion of preferred membership interests	—	(665)	—	(665)
Tax effect of intra-entity transfer of assets	—	(387)	—	(387)
Distributions paid	—	(20,054)	—	(20,054)
Balance at March 31, 2025	38,097,513	$(88,730)	$2,746	$(85,984)

Net income	—	25,168	—	25,168
Other comprehensive income
Unrealized loss on interest rate swap contracts	—	—	(1,987)	(1,987)
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(931)	(931)
Total other comprehensive loss	—	—	(2,918)	(2,918)
Comprehensive income (loss)	—	25,168	(2,918)	22,250
Accretion of preferred membership interests	—	(680)	—	(680)
Distributions paid	—	(20,074)	—	(20,074)
Balance at June 30, 2025	38,097,513	$(84,316)	$(172)	$(84,488)

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$31,471	$18,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	33,830	49,638
Amortization of deferred financing costs	968	969
Credit loss expense	24	—
Deferred income tax expense (benefit)	830	(2,696)
Equity-based employee and director compensation expense	788	989
Gain on dispositions and lease terminations, net	(7,203)	(33,402)
Changes in operating assets and liabilities, net of acquisitions	397	4,146
Net cash provided by operating activities	61,105	37,697

Cash flows from investing activities:
Principal payments received on notes receivable	127	63
Proceeds from sale of assets	16,252	72,766
Capital expenditures	(10,874)	(21,958)
Cash paid in connection with acquisitions, net of cash acquired	(1,800)	—
Net cash provided by investing activities	3,705	50,871

Cash flows from financing activities:
Borrowings under the Credit Facility	49,500	41,000
Repayments on the Credit Facility	(70,200)	(81,500)
Payments of finance lease obligations	(1,964)	(1,604)
Distributions paid on distribution equivalent rights	(139)	(146)
Distributions paid to preferred membership interests	(170)	—
Distributions paid on common units	(40,052)	(39,982)
Net cash used in financing activities	(63,025)	(82,232)
Net increase in cash and cash equivalents	1,785	6,336

Cash and cash equivalents at beginning of period	3,137	3,381
Cash and cash equivalents at end of period	$4,922	$9,717

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

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2025 has been derived from our audited financial statements and notes thereto as of that date.

Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration Risk

For the six months ended June 30, 2026 and 2025, respectively, we purchased approximately 81% and 79% of our motor fuel from four suppliers. Approximately 20% and 22% of our motor fuel gallons sold for the six months ended June 30, 2026 and 2025, respectively, were delivered by our top two carriers.

For each of the six months ended June 30, 2026 and 2025, approximately 56% of our merchandise was purchased from one supplier.

Note 2. ASSETS HELD FOR SALE

We have classified 19 sites and 24 sites as held for sale at June 30, 2026 and December 31, 2025, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Land	$5,330	$4,395
Buildings and site improvements	6,094	6,590
Equipment	6,071	6,554
Total	17,495	17,539
Less accumulated depreciation	(7,740)	(7,849)
Assets held for sale	$9,755	$9,690

The Partnership has continued to focus on optimizing the class of trade for its assets, which has included divesting certain assets, often lower performing, while seeking to maintain a wholesale fuel supply relationship whenever possible. During the three and six months ended June 30, 2026, we sold 5 and 21 properties for $2.7 million and $15.4 million in proceeds, resulting in net gains of $1.1 million and $7.4 million, respectively. During the three and six months ended June 30, 2025, we sold 60 and 67 properties for $64.0 million and $72.6 million in proceeds, resulting in net gains of $29.7 million and $35.2 million, respectively.

See Note 4 for information regarding impairment charges primarily recorded upon classifying sites within assets held for sale.

Note 3. INVENTORY

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Merchandise	$33,258	$34,884
Motor fuel	30,185	24,726
Inventory	$63,443	$59,610

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Land	$263,382	$268,873
Buildings and site improvements	306,292	309,851
Leasehold improvements	20,267	20,760
Equipment and other	324,441	325,389
Right-of-use assets under finance leases	58,044	32,735
Construction in progress	5,308	3,090
Property and equipment, at cost	977,734	960,698
Accumulated depreciation and amortization	(396,275)	(382,411)
Accumulated amortization of right-of-use assets under finance leases	(1,984)	(30,601)
Property and equipment, net	$579,475	$547,686

We recorded impairment charges of $1.3 million and $6.1 million during the three months ended June 30, 2026 and 2025, and $2.8 million and $14.9 million during the six months ended June 30, 2026 and 2025, respectively, included within depreciation, amortization and accretion expense on the statements of operations. These impairment charges were primarily related to sites initially classified within assets held for sale in connection with our ongoing real estate optimization effort.

Note 5. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	June 30, 2026			December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$142,758	$90,043	$52,715	$147,528	$87,623	$59,905
Trademarks/licenses	2,688	1,054	1,634	2,638	982	1,656
Covenant not to compete	200	143	57	200	123	77
Total intangible assets	$145,646	$91,240	$54,406	$150,366	$88,728	$61,638

Note 6. DEBT

Our balances for long-term debt and finance lease obligations were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Credit Facility	$671,596	$692,295
Finance lease obligations	58,980	4,656
Total debt and finance lease obligations	730,576	696,951
Current portion	9,774	3,465
Noncurrent portion	720,802	693,486
Deferred financing costs, net	5,331	6,299
Noncurrent portion, net of deferred financing costs	$715,471	$687,187

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026, future principal payments on debt and future minimum rental payments on finance lease obligations were as follows (in thousands):

	Debt	Finance Lease Obligations	Total
Remainder of 2026	$—	$9,867	$9,867
2027	—	6,208	6,208
2028	671,596	6,301	677,897
2029	—	6,395	6,395
2030	—	6,491	6,491
Thereafter	—	43,420	43,420
Total future payments	671,596	78,682	750,278
Less impact of discounting	—	19,702	19,702
Total future principal payments	671,596	58,980	730,576
Current portion	—	9,774	9,774
Long-term portion	$671,596	$49,206	$720,802

The Credit Facility is secured by substantially all of the Partnership’s assets.

Letters of credit outstanding totaled $4.9 million at both June 30, 2026 and December 31, 2025.

Taking the interest rate swap contracts into account, the effective interest rate on our Credit Facility was 5.5% (with an applicable margin of 2.00%) and 5.6% (with an applicable margin of 2.00%) at June 30, 2026 and December 31, 2025, respectively. See Note 7 for additional information on our interest rate swap contracts.

On July 15, 2026, the Partnership and its subsidiary, Lehigh Gas Wholesale Services, Inc., entered into an amendment to the Credit Facility (the "Credit Facility Amendment"). The Credit Facility Amendment, among other things, (x) extends the maturity date from March 31, 2028 to July 15, 2031, (y) removes the SOFR credit spread adjustment and (z) amends the applicable financial covenant to require the Partnership to maintain a Consolidated Leverage Ratio (as defined in the Credit Facility) of (i) for each fiscal quarter ending June 30, 2026, September 30, 2026, December 31, 2026, March 31, 2027, June 30, 2027 and September 30, 2027, not greater than 5.00 to 1.00, and (ii) for each fiscal quarter ending December 31, 2027 and thereafter, not greater than 4.75 to 1.00. All other terms and conditions of the Credit Facility remain in full force and effect.

As of June 30, 2026, we were in compliance with our financial covenants under the Credit Facility. The amount of availability under the Credit Facility at June 30, 2026, after taking into consideration debt covenant restrictions, was $248.5 million.

Cash paid for interest, including debt and finance lease obligations, amounted to $21.3 million and $24.6 million for the six months ended June 30, 2026 and 2025, respectively.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

This amendment triggered a reassessment of the lease accounting. Effective January 31, 2026, we are accounting for the modified lease as a finance lease. With respect to the 25 sites for which it is reasonably certain we will exercise our purchase option and have the intent and ability to do so, we are accounting for the finance lease using an anticipated purchase date of October 1, 2026. With respect to the 81 remaining sites, we are accounting for the finance lease through the end of the current term expiring on April 30, 2037. We recorded increases in our finance lease obligations and right-of-use assets under finance leases of $56.3 million during the first quarter of 2026. The weighted-average discount rate for this finance lease obligation was 6.0% at June 30, 2026. Interest on finance lease obligations amounted to $0.9 million and an insignificant amount for the three months ended June 30, 2026 and 2025, and $1.2 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.

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

We report the unrealized gains and losses on our interest rate swap contracts designated as highly effective cash flow hedges as a component of other comprehensive income and reclassify such gains and losses into earnings (interest expense on our statement of operations) in the same period during which the hedged interest expense is recorded. We recognized a net realized gain from settlements of the interest rate swap contracts of $0.2 million and $0.9 million for the three months ended June 30, 2026 and 2025 and $0.5 million and $1.9 million for the six months ended June 30, 2026 and 2025, respectively.

We currently estimate that a net gain of $2.1 million will be reclassified from AOCI into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

Note 8. RELATED-PARTY TRANSACTIONS

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from TopStar, an entity affiliated with the Topper Group, were $12.9 million and $9.1 million for the three months ended June 30, 2026 and 2025 and $22.0 million and $17.9 million for the six months ended June 30, 2026 and 2025, respectively. Accounts receivable from TopStar was $0.7 million at both June 30, 2026 and December 31, 2025.

In February 2025, we purchased a property from TopStar for $0.2 million.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We lease certain real estate from the Topper Group. Rent expense under these lease agreements was $2.2 million and $2.5 million for the three months ended June 30, 2026 and 2025 and $4.5 million and $5.0 million for the six months ended June 30, 2026 and 2025, respectively.

Omnibus Agreement

We incurred expenses under the Omnibus Agreement, including costs for store level personnel at our company operated sites as well as other cost reimbursements, totaling $30.9 million and $32.8 million for the three months ended June 30, 2026 and 2025 and $61.2 million and $64.7 million for the six months ended June 30, 2026 and 2025, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statements of operations. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Omnibus Agreement totaled $5.8 million and $4.6 million at June 30, 2026 and December 31, 2025, respectively.

Common Unit Distributions and Other Equity Transactions

We distributed $7.7 million to the Topper Group related to its ownership of our common units for each of the three months ended June 30, 2026 and 2025 and $15.4 million for each of the six months ended June 30, 2026 and 2025.

We distributed $2.6 million to affiliates of John B. Reilly, III, a member of our Board, related to their ownership of our common units for each of the three months ended June 30, 2026 and 2025 and $5.3 million and $5.2 million for the six months ended June 30, 2026 and 2025, respectively.

We recorded accretion on the preferred membership interests issued in March 2022 to related parties of $0.7 million for each of the three months ended June 30, 2026 and 2025 and $1.4 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively. We paid income tax distributions of $0.2 million related to the preferred membership interests for the three and six months ended June 30, 2026.

Maintenance and Environmental Costs

Certain maintenance and environmental remediation activities are performed by an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.5 million and $0.4 million for the three months ended June 30, 2026 and 2025 and $0.9 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively. Accounts payable to this related party amounted to $0.3 million at both June 30, 2026 and December 31, 2025.

Environmental Remediation Indemnification

Under an indemnification agreement, DMI reimburses us for certain environmental remediation costs incurred by the Partnership. We received $0.1 million for each of the three months ended June 30, 2026 and 2025 and $0.3 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively.

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board. Merchandise costs amounted to $4.8 million for each of the three months ended June 30, 2026 and 2025 and $9.2 million and $9.1 million for the six months ended June 30, 2026 and 2025, respectively. Amounts payable to this related party amounted to $1.6 million and $1.7 million at June 30, 2026 and December 31, 2025, respectively.

Vehicle Lease

In connection with the services rendered under the Omnibus Agreement, we lease certain vehicles from an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. Lease expense was an insignificant amount for each of the three months ended June 30, 2026 and 2025 and $0.1 million for each of the six months ended June 30, 2026 and 2025.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal Executive Offices

We lease office space from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $0.3 million for each of the three months ended June 30, 2026 and 2025 and $0.6 million for each of the six months ended June 30, 2026 and 2025.

Public Relations and Website Consulting Services

We have engaged a company affiliated with John B. Reilly, III, member of the Board, for public relations and website consulting services. The cost of these services was insignificant for the three and six months ended June 30, 2026 and 2025.

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

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $9.8 million and $9.7 million at June 30, 2026 and December 31, 2025, respectively. Indemnification assets related to state funds or insurance recorded on the balance sheet within other current and other noncurrent assets totaled $8.4 million and $8.3 million at June 30, 2026 and December 31, 2025, respectively. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of June 30, 2026 and December 31, 2025 due to the short-term maturity of these instruments. The fair value of borrowings under the Credit Facility approximated its carrying value as of June 30, 2026 and December 31, 2025 due to the frequency with which interest rates are reset and the consistency of the market spread.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded income tax expense of $3.3 million and $3.9 million for the three months ended June 30, 2026 and 2025 and $5.8 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively, as a result of the income generated by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only our corporate subsidiaries are subject to income tax.

Cash paid for income taxes, net of refunds received, amounted to $7.2 million and $2.8 million for the six months ended June 30, 2026 and 2025, respectively.

Note 12. NET INCOME PER COMMON UNIT

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per common unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Distributions paid on common units	$20,031	$20,001	$40,052	$39,982
Allocation of distributions in excess of net income	71	4,487	(9,985)	(23,274)
Limited partners’ interest in net income - basic	20,102	24,488	30,067	16,708
Accretion of preferred membership interests (a)	—	680	—	—
Limited partners’ interest in net income - diluted	$20,102	$25,168	$30,067	$16,708
Denominator:
Weighted-average common units outstanding - basic	38,154,331	38,097,513	38,148,481	38,085,815
Adjustment for phantom and phantom performance units	169,625	174,674	169,586	175,093
Adjustment for preferred membership interests (a)	—	1,273,291	—	—
Weighted-average common units outstanding - diluted	38,323,956	39,545,478	38,318,067	38,260,908
Net income per common unit - basic	$0.53	$0.64	$0.79	$0.44
Net income per common unit - diluted	$0.52	$0.64	$0.78	$0.44

Distributions paid per common unit	$0.5250	$0.5250	$1.0500	$1.0500
Distributions declared (with respect to each respective period) per common unit	$0.5250	$0.5250	$1.0500	$1.0500

a)
For the three and six months ended June 30, 2026, 1,329,127 potentially dilutive units related to the preferred membership interests were excluded from the calculation of diluted earnings per unit because including them would have been antidilutive.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions

Distribution activity for 2026 is as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2025	February 2, 2026	February 12, 2026	0.5250	20,021
March 31, 2026	May 4, 2026	May 14, 2026	0.5250	20,031
June 30, 2026	August 3, 2026	August 13, 2026	0.5250	20,041

The amount of any distribution is subject to the discretion of the Board, which may reduce or eliminate the cash distribution at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended June 30, 2026
Revenues from fuel sales to external customers	$527,990	$524,475	$—	$1,052,465
Revenues from food and merchandise sales	—	105,287	—	105,287
Rent income	10,634	4,032	—	14,666
Other revenue	1,149	5,450	—	6,599
Total revenues	539,773	639,244	—	1,179,017

Cost of goods sold - fuel	510,189	478,014	—	988,203
Cost of goods sold - food and merchandise	—	74,261	—	74,261
Cost of goods sold - Rent expense	2,487	1,279	—	3,766
Gross profit	27,097	85,690	—	112,787

Store labor	—	21,563	—	21,563
Maintenance and environmental costs	1,417	7,014	—	8,431
Other items (a)	4,913	20,118	22,490	47,521
Operating income (loss)	$20,767	$36,995	$(22,490)	$35,272

Three Months Ended June 30, 2025
Revenues from fuel sales to external customers	$399,598	$432,813	$—	$832,411
Revenues from food and merchandise sales	—	108,059	—	108,059
Rent income	11,851	3,608	—	15,459
Other revenue	1,388	4,608	—	5,996
Total revenues	412,837	549,088	—	961,925

Cost of goods sold - fuel	384,433	394,024	—	778,457
Cost of goods sold - food and merchandise	—	77,553	—	77,553
Cost of goods sold - Rent expense	3,539	1,384	—	4,923
Gross profit	24,865	76,127	—	100,992

Store labor	—	23,468	—	23,468
Maintenance and environmental costs	1,425	7,048	—	8,473
Other items (a)	5,696	20,312	1,546	27,554
Operating income (loss)	$17,744	$25,299	$(1,546)	$41,497

Six Months Ended June 30, 2026
Revenues from fuel sales to external customers	$885,602	$897,553	$—	$1,783,155
Revenues from food and merchandise sales	—	195,952	—	195,952
Rent income	21,173	8,053	—	29,226
Other revenue	2,255	10,259	—	12,514
Total revenues	909,030	1,111,817	—	2,020,847

Cost of goods sold - fuel	853,348	811,232	—	1,664,580
Cost of goods sold - food and merchandise	—	137,974	—	137,974
Cost of goods sold - Rent expense	5,265	2,618	—	7,883
Gross profit	50,417	159,993	—	210,410

Store labor	—	42,891	—	42,891
Maintenance and environmental costs	2,645	14,640	—	17,285
Other items (a)	10,122	41,163	39,927	91,212
Operating income (loss)	$37,650	$61,299	$(39,927)	$59,022

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Wholesale	Retail	Unallocated	Consolidated
Six Months Ended June 30, 2025
Revenues from fuel sales to external customers	$765,359	$817,334	$—	$1,582,693
Revenues from food and merchandise sales	—	197,400	—	197,400
Rent income	25,135	7,526	—	32,661
Other revenue	2,583	9,063	—	11,646
Total revenues	793,077	1,031,323	—	1,824,400

Cost of goods sold - fuel	734,431	747,364	—	1,481,795
Cost of goods sold - food and merchandise	—	141,981	—	141,981
Cost of goods sold - Rent expense	7,127	2,691	—	9,818
Gross profit	51,519	139,287	—	190,806

Store labor	—	46,034	—	46,034
Maintenance and environmental costs	2,894	15,119	—	18,013
Other items (a)	11,397	41,379	30,485	83,261
Operating income (loss)	$37,228	$36,755	$(30,485)	$43,498

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

A reconciliation from operating income to income before income taxes follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating income	$35,272	$41,497	$59,022	$43,498
Other income, net	212	136	369	266
Interest expense	(11,342)	(12,569)	(22,092)	(25,413)
Income before income taxes	$24,142	$29,064	$37,299	$18,351

Receivables relating to the revenue streams above are as follows (in thousands):

	June 30,	December 31,	December 31,
	2026	2025	2024
Receivables from fuel and merchandise sales	$33,639	$28,316	$30,115
Receivables for rent and other lease-related charges	846	937	2,122
Total accounts receivable	$34,485	$29,253	$32,237

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

The balance of unamortized costs incurred to obtain certain contracts with customers was $9.6 million and $9.9 million at June 30, 2026 and December 31, 2025, respectively. Amortization of such costs is recorded against operating revenues and amounted to $0.5 million for each of the three months ended June 30, 2026 and 2025 and $1.0 million for each of the six months ended June 30, 2026 and 2025.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
(Increase) decrease:
Accounts receivable	$(5,278)	$(229)
Accounts receivable from related parties	36	(219)
Inventories	(3,900)	2,426
Other current assets	1,536	654
Other assets	(552)	(1,008)
Increase (decrease):
Accounts payable	12,683	390
Accounts payable to related parties	1,270	(806)
Accrued expenses and other current liabilities	(1,490)	2,485
Motor fuel and sales taxes payable	(2,604)	48
Other long-term liabilities	(1,304)	405
Changes in operating assets and liabilities, net of acquisitions	$397	$4,146

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions and non-cash activity.

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Six Months Ended June 30,
	2026	2025
Accrued capital expenditures	$2,598	$2,840
Lease liabilities arising from obtaining right-of-use assets under operating leases	4,094	6,455
Lease liabilities arising from obtaining right-of-use assets under finance leases	56,288	—
Accretion of preferred membership interests	1,404	1,345

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

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenues	$1,179,017	$961,925	$2,020,847	$1,824,400
Cost of sales	1,066,230	860,933	1,810,437	1,633,594
Gross profit	112,787	100,992	210,410	190,806

Operating expenses:
Operating expenses	55,025	57,949	111,461	116,823
General and administrative expenses	6,809	6,577	13,300	14,249
Depreciation, amortization and accretion expense	16,768	23,334	33,830	49,638
Total operating expenses	78,602	87,860	158,591	180,710
Gain on dispositions and lease terminations, net	1,087	28,365	7,203	33,402
Operating income	35,272	41,497	59,022	43,498
Other income, net	212	136	369	266
Interest expense	(11,342)	(12,569)	(22,092)	(25,413)
Income before income taxes	24,142	29,064	37,299	18,351
Income tax expense	3,330	3,896	5,828	298
Net income	20,812	25,168	31,471	18,053
Accretion of preferred membership interests	710	680	1,404	1,345
Net income available to limited partners	$20,102	$24,488	$30,067	$16,708

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Operating revenues increased $217 million (23%) and operating income decreased $6.2 million (15%). Significant items impacting these results were:

Operating revenues

Revenues from fuel sales increased $220 million (26%) due primarily to a 43% increase in our consolidated average fuel selling price. The average spot price of WTI crude oil increased 48% to $95.65 per barrel for the second quarter of 2026, compared to $64.57 per barrel for the second quarter of 2025. This increase was partially offset by an 11% decrease in volume due to a reduction in volume in our base business and the net loss of independent dealer contracts.

Cost of sales

Cost of sales increased $205 million (24%), due to a higher cost per gallon, partially offset by lower volume due to the same drivers discussed above.

Gross profit

Gross profit increased $11.8 million (12%) due primarily to an increase in motor fuel gross profit in both our retail and wholesale segments. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses increased $0.2 million (4%) primarily driven by higher legal fees and equity compensation expense, partially offset by lower acquisition-related costs.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense decreased $6.6 million (28%) primarily due to a $4.9 million decrease in impairment charges in comparison to prior year, as well as lower depreciation expense resulting from the impact of our site sales.

Gain on dispositions and lease terminations, net

During the three months ended June 30, 2026, we recorded $1.1 million in net gains in connection with our ongoing real estate optimization effort.

During the three months ended June 30, 2025, we recorded $29.7 million in net gains in connection with our ongoing real estate optimization effort, partially offset by $1.3 million of net losses on lease terminations and asset disposals.

Interest expense

Interest expense decreased $1.2 million (10%) due to a lower average outstanding debt balance resulting from applying the proceeds from site sales to our Credit Facility as well as a lower average SOFR rate. These decreases were partially offset by a $0.8 million increase in interest expense on our finance lease obligations as a result of the reassessment of the accounting for our lease with Getty required by the amendment of this lease during the first quarter of 2026. See Note 6 to the financial statements for additional information.

Income tax expense

We recorded income tax expense of $3.3 million and $3.9 million for the three months ended June 30, 2026 and 2025, respectively, driven by income generated by our taxable subsidiaries.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Operating revenues increased $196 million (11%) and operating income increased $15.5 million (36%). Significant items impacting these results were:

Operating revenues

Revenues from fuel sales increased $200 million (13%) due primarily to a 24% increase in our consolidated average fuel selling price. The average spot price of WTI crude oil increased 24% to $84.29 per barrel for the first half of 2026, compared to $68.12 per barrel for the first half of 2025. This increase was partially offset by a 9% decrease in volume due to a reduction in volume in our base business and the net loss of independent dealer contracts.

Cost of sales

Cost of sales increased $177 million (11%), due to a higher cost per gallon, partially offset by lower volume due to the same drivers discussed above.

Gross profit

Gross profit increased $19.6 million (10%) due primarily to an increase in motor fuel gross profit in both our retail and wholesale segments. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses decreased $0.9 million (7%) primarily driven by lower equity compensation expense, acquisition-related costs and management fees.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense decreased $15.8 million (32%) primarily due to a $12.2 million decrease in impairment charges in comparison to prior year, as well as lower depreciation expense resulting from the impact of our site sales.

Gain on dispositions and lease terminations, net

During the six months ended June 30, 2026, we recorded $7.4 million in net gains in connection with our ongoing real estate optimization effort, partially offset by $0.2 million of net losses on lease terminations and asset disposals.

During the six months ended June 30, 2025, we recorded $35.2 million in net gains in connection with our ongoing real estate optimization effort, partially offset by $1.8 million of net losses on lease terminations and asset disposals.

Interest expense

Interest expense decreased $3.3 million (13%) due to a lower average outstanding debt balance resulting from applying the proceeds from site sales to our Credit Facility as well as a lower average SOFR rate. These decreases were partially offset by a $1.1 million increase in interest expense on our finance lease obligations as a result of the reassessment of the accounting for our lease with Getty required by the amendment of this lease during the first quarter of 2026. See Note 6 to the financial statements for additional information.

Income tax expense

We recorded income tax expense of $5.8 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively, driven by income generated by our taxable subsidiaries.

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

Retail

The following table highlights the results of operations and certain operating metrics of our retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands, except for the number of retail sites and per gallon amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross profit:
Motor fuel	$46,461	$38,789	$86,321	$69,970
Merchandise	31,026	30,506	57,978	55,419
Rent	2,753	2,224	5,435	4,835
Other revenue	5,450	4,608	10,259	9,063
Total gross profit	85,690	76,127	159,993	139,287
Operating expenses	(48,695)	(50,828)	(98,694)	(102,532)
Operating income	$36,995	$25,299	$61,299	$36,755

Retail sites (end of period):
Company operated retail sites (a)	334	361	334	361
Commission agents (b)	221	236	221	236
Total retail sites	555	597	555	597

Total retail segment statistics:
Volume of gallons sold	124,032	141,683	241,718	268,216
Average retail fuel sites	560	603	568	600
Margin per gallon, before deducting credit card fees and commissions	0.492	0.370	0.465	0.355

Company operated site statistics:
Average retail fuel sites	336	368	341	367
Margin per gallon, before deducting credit card fees	$0.513	$0.395	$0.486	$0.385
Merchandise gross profit percentage	29.5%	28.2%	29.6%	28.1%

Commission site statistics:
Average retail fuel sites	224	235	227	233
Margin per gallon, before deducting credit card fees and commissions	$0.436	$0.313	$0.411	$0.289

(a)
The decrease in the company operated site count was primarily attributable to the sale of certain company operated sites in connection with our real estate optimization effort.
(b)
The decrease in the commission agent site count was primarily attributable to the sale of certain commission agent sites in connection with our real estate optimization effort.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Gross profit increased $9.6 million (13%) and operating income increased $11.7 million (46%). These results were impacted by:

Gross profit

•
Our motor fuel gross profit increased $7.7 million (20%), attributable to a 33% increase in our margin per gallon due to greater volatility in the price of crude oil for the three months ended June 30, 2026 as compared to the same period of 2025. This increase was partially offset by a volume decrease of 12% due primarily to a decrease in volume in our base business as well as a decrease in our average retail site count due to the sale of certain sites in connection with our real estate optimization effort.
•
Our merchandise gross profit increased $0.5 million (2%) due primarily to an increase in our merchandise gross profit percentage. This increase was partially offset by a reduction in our average company operated site count due primarily to the sale of certain company operated sites in connection with our real estate optimization effort.

•
Other revenues increased $0.8 million (18%) driven by higher income from skills games and fuel sold on a commission basis.

Operating expenses

Operating expenses decreased $2.1 million (4%) driven by a decrease in store labor as well as a decrease in the average retail site count due to the sale of certain sites in connection with our real estate optimization effort.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Gross profit increased $20.7 million (15%) and operating income increased $24.5 million (67%). These results were impacted by:

Gross profit

•
Our motor fuel gross profit increased $16.4 million (23%), attributable to a 31% increase in our margin per gallon due to greater volatility in the price of crude oil for the six months ended June 30, 2026 as compared to the same period of 2025. This increase was partially offset by a volume decrease of 10% due primarily to a decrease in volume in our base business as well as a decrease in our average retail site count due to the sale of certain sites in connection with our real estate optimization effort.
•
Our merchandise gross profit increased $2.6 million (5%) due primarily to an increase in our merchandise gross profit percentage as well as an increase in sales in our base business. These increases were partially offset by a reduction in our average company operated site count due primarily to the sale of certain company operated sites in connection with our real estate optimization effort.
•
Other revenues increased $1.2 million (13%) driven by higher income from skills games and fuel sold on a commission basis.

Operating expenses

Operating expenses decreased $3.8 million (4%) driven by a decrease in store labor as well as a decrease in the average retail site count due to the sale of certain sites in connection with our real estate optimization effort.

Wholesale

The following table highlights the results of operations and certain operating metrics of our wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross profit:
Motor fuel gross profit	$17,801	$15,165	$32,254	$30,928
Rent gross profit	8,147	8,312	15,908	18,008
Other revenues	1,149	1,388	2,255	2,583
Total gross profit	27,097	24,865	50,417	51,519
Operating expenses	(6,330)	(7,121)	(12,767)	(14,291)
Operating income	$20,767	$17,744	$37,650	$37,228

Motor fuel distribution sites (end of period): (a)
Independent dealers (b)	664	639	664	639
Lessee dealers (c)	317	365	317	365
Total motor fuel distribution sites	981	1,004	981	1,004

Average motor fuel distribution sites	984	1,009	985	1,021

Volume of gallons distributed	160,276	179,241	313,864	342,159

Margin per gallon	$0.111	$0.085	$0.103	$0.090

(a)
In addition, we distributed motor fuel to sub-wholesalers who distributed to additional sites.
(b)
The increase in the independent dealer site count was primarily attributable to the sale of certain lessee dealer, company operated and commission agent sites but with continued fuel supply, partially offset by the net loss of independent dealer contracts.
(c)
The decrease in the lessee dealer site count was primarily attributable to the sale of certain lessee dealer sites in connection with our real estate optimization effort (generally with continued fuel supply, thereby converting the site to an independent dealer site) as well as the conversion of certain lessee dealer sites to company operated and commission agent sites.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Gross profit increased $2.2 million (9%) and operating income increased $3.0 million (17%). These results were impacted by:

Motor fuel gross profit

The $2.6 million increase (17%) in motor fuel gross profit was attributable to a 31% increase in our margin per gallon due to greater volatility in the price of crude oil for the three months ended June 30, 2026 as compared to the same period of 2025 as well as higher payment terms discounts due to the higher cost of fuel. This increase was partially offset by an 11% decrease in volume driven by a reduction in volume in our base business and the net loss of independent dealer contracts.

Rent gross profit

Rent gross profit decreased $0.2 million (2%) primarily due to the sale of certain lessee dealer sites in connection with our real estate optimization effort. This decrease was partially offset by an increase in rent gross profit as a result of the reassessment of the accounting for our lease with Getty required by the amendment of this lease during the first quarter of 2026, which resulted in certain payments to Getty that were previously accounted for as rent expense now being accounted for as principal payments and interest expense.

Operating expenses

Operating expenses decreased $0.8 million (11%), primarily due to the sale of certain lessee dealer sites in connection with our real estate optimization effort.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Gross profit decreased $1.1 million (2%) and operating income increased $0.4 million (1%). These results were impacted by:

Motor fuel gross profit

The $1.3 million increase (4%) in motor fuel gross profit was attributable to a 14% increase in our margin per gallon due to greater volatility in the price of crude oil for the six months ended June 30, 2026 as compared to the same period of 2025 as well as higher payment terms discounts due to the higher cost of fuel. This increase was partially offset by an 8% decrease in volume driven by a reduction in volume in our base business and the net loss of independent dealer contracts.

Rent gross profit

Rent gross profit decreased $2.1 million (12%) primarily due to the sale of certain lessee dealer sites in connection with our real estate optimization effort. This decrease was partially offset by an increase in rent gross profit as a result of the reassessment of the accounting for our lease with Getty required by the amendment of this lease during the first quarter of 2026, which resulted in certain payments to Getty that were previously accounted for as rent expense now being accounted for as principal payments and interest expense.

Operating expenses

Operating expenses decreased $1.5 million (11%), primarily due to the sale of certain lessee dealer sites in connection with our real estate optimization effort.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income (loss), the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for Distribution Coverage Ratio):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$20,812	$25,168	$31,471	$18,053
Interest expense	11,342	12,569	22,092	25,413
Income tax expense	3,330	3,896	5,828	298
Depreciation, amortization and accretion expense	16,768	23,334	33,830	49,638
EBITDA	52,252	64,967	93,221	93,402
Equity-based employee and director compensation expense	587	176	788	989
Gain on dispositions and lease terminations, net (a)	(1,087)	(28,365)	(7,203)	(33,402)
Acquisition-related costs (b)	17	305	44	363
Adjusted EBITDA	51,769	37,083	86,850	61,352
Cash interest expense	(10,858)	(12,085)	(21,123)	(24,444)
Sustaining capital expenditures (c)	(4,952)	(2,550)	(6,302)	(5,271)
Current income tax expense (d)	(2,378)	(52)	(4,342)	(146)
Distributable Cash Flow	$33,581	$22,396	$55,083	$31,491
Distributions paid on common units	20,031	20,001	40,052	39,982
Distribution Coverage Ratio	1.68x	1.12x	1.38x	0.79x

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
(d)
Excludes current income tax expense incurred on the sales of sites.

Liquidity and Capital Resources

Liquidity

Our principal liquidity requirements are to finance our operations, fund acquisitions, service our debt and pay distributions to our unitholders. We expect our ongoing sources of liquidity to include cash generated by operations, proceeds from sales of sites in connection with our real estate optimization efforts, borrowings under the Credit Facility, and if available to us on acceptable terms, issuances of equity and debt securities. We regularly evaluate alternate sources of capital to support our liquidity requirements.

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

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$61,105	$37,697
Net cash provided by investing activities	3,705	50,871
Net cash used in financing activities	(63,025)	(82,232)

Operating Activities

Net cash provided by operating activities increased $23 million for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to stronger operating results in 2026 and a decrease in interest expense driven by a lower average outstanding debt balance as well as a lower average SOFR rate, partially offset by higher income tax payments in 2026 compared to 2025.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as compared to the shorter settlement of receivables for fuel, rent and merchandise.

Investing Activities

We incurred capital expenditures of $11 million and $22 million for the six months ended June 30, 2026 and 2025, respectively. We received $16 million and $73 million in proceeds primarily from the sale of sites in connection with our real estate optimization effort for the six months ended June 30, 2026 and 2025, respectively. We also paid $1.8 million as a final payment in connection with a prior-year acquisition.

Financing Activities

We paid $40 million in distributions for each of the six months ended June 30, 2026 and 2025. For the six months ended June 30, 2026 and 2025, we made total net repayments on the Credit Facility of $21 million and $41 million, respectively.

Distributions to Common Unitholders

Distribution activity for 2026 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2025	February 2, 2026	February 12, 2026	0.5250	20,021
March 31, 2026	May 4, 2026	May 14, 2026	0.5250	20,031
June 30, 2026	August 3, 2026	August 13, 2026	0.5250	20,041

The amount of any distribution is subject to the discretion of the Board, which may reduce or eliminate the cash distribution at any time. Our Partnership Agreement does not require us to pay any distributions. As such, there can be no assurance we will continue to pay distributions in the future.

Distributions on Preferred Membership Interests

Distributions on the preferred membership interests are payable in cash quarterly starting in the fourth quarter of 2026. See Note 18 to the financial statements included in our Form 10-K for additional information.

Debt

As of June 30, 2026, our debt and finance lease obligations consisted of the following (in thousands):

Credit Facility	$671,596
Finance lease obligations	58,980
Total debt and finance lease obligations	730,576
Current portion	9,774
Noncurrent portion	720,802
Deferred financing costs, net	5,331
Noncurrent portion, net of deferred financing costs	$715,471

Taking the interest rate swap contracts into account, the effective interest rate on our Credit Facility at June 30, 2026 was 5.5% (our applicable margin was 2.0% as of June 30, 2026). Letters of credit outstanding at June 30, 2026 totaled $4.9 million.

On July 15, 2026, the Partnership and its subsidiary, Lehigh Gas Wholesale Services, Inc., entered into an amendment to the Credit Facility (the "Credit Facility Amendment"). The Credit Facility Amendment, among other things, (x) extends the maturity date from March 31, 2028 to July 15, 2031, (y) removes the SOFR credit spread adjustment and (z) amends the applicable financial covenant to require the Partnership to maintain a Consolidated Leverage Ratio (as defined in the Credit Facility) of (i) for each fiscal quarter ending June 30, 2026, September 30, 2026, December 31, 2026, March 31, 2027, June 30, 2027 and September 30, 2027, not greater than 5.00 to 1.00, and (ii) for each fiscal quarter ending December 31, 2027 and thereafter, not greater than 4.75 to 1.00. All other terms and conditions of the Credit Facility remain in full force and effect.

The amount of availability under our Credit Facility at July 31, 2026, after taking into consideration debt covenant restrictions, was $244.2 million.

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

The following table outlines our capital expenditures (in thousands):

	Six Months Ended June 30,
	2026	2025
Sustaining capital	$6,302	$5,271
Growth	4,572	16,687
Total capital expenditures	$10,874	$21,958

A significant portion of our growth capital expenditures are discretionary and we regularly review our capital plans in light of our operational results, anticipated proceeds from sales of sites and credit facility capacity as well as capital market opportunities.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Second Amendment to Amended and Restated Credit Agreement, dated as of July 15, 2026, by and among CrossAmerica Partners LP, Lehigh Gas Wholesale Services, Inc., certain entities listed on the signature pages thereto, as guarantors, the lenders and L/C issuers party thereto, and Citizens Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for CrossAmerica Partners LP, filed with the Securities and Exchange Commission on July 16, 2026)

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

Date: August 5, 2026