Form 10-Q
period 2026-09-30
CrossAmerica Partners LP
filed 2026-11-04
CIK 1538849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had outstanding 38,173,255 common units.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROSSAMERICA PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except unit data)

(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$7,830	$3,137
Accounts receivable, net of allowances of $319 and $635, respectively	31,945	28,566
Accounts receivable from related parties	435	687
Inventory	71,144	59,610
Assets held for sale	8,465	9,690
Current portion of interest rate swap contracts	4,032	801
Other current assets	8,895	8,590
Total current assets	132,746	111,081
Property and equipment, net	567,104	547,686
Right-of-use assets, net	101,107	121,636
Intangible assets, net	50,836	61,638
Goodwill	99,409	99,409
Deferred tax assets	—	760
Interest rate swap contracts, less current portion	3,084	325
Other assets	21,532	22,199
Total assets	$975,818	$964,734

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$9,735	$3,465
Current portion of operating lease obligations	24,559	29,008
Accounts payable	81,609	63,413
Accounts payable to related parties	7,704	6,536
Current portion of interest rate swap contracts	7	697
Accrued expenses and other current liabilities	27,500	27,378
Motor fuel and sales taxes payable	18,094	19,013
Total current liabilities	169,208	149,510
Debt and finance lease obligations, less current portion	712,579	687,187
Operating lease obligations, less current portion	80,299	96,974
Deferred tax liabilities, net	9,576	7,409
Asset retirement obligations	43,797	45,014
Interest rate swap contracts, less current portion	—	1,390
Other long-term liabilities	45,071	49,289
Total liabilities	1,060,530	1,036,773

Commitments and contingencies (Note 9)

Preferred membership interests	30,874	30,289

Equity:
Common units— 38,173,255 and 38,135,078 units issued and outstanding at September 30, 2026 and December 31, 2025, respectively	(122,625)	(101,280)
Accumulated other comprehensive income (loss)	7,039	(1,048)
Total deficit	(115,586)	(102,328)
Total liabilities and equity	$975,818	$964,734

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars, except unit and per unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenues (a)	$1,194,575	$971,847	$3,215,422	$2,796,247
Cost of sales (b)	1,093,449	867,077	2,903,886	2,500,671
Gross profit	101,126	104,770	311,536	295,576

Operating expenses:
Operating expenses (c)	56,274	57,541	167,735	174,364
General and administrative expenses	6,713	6,496	20,013	20,745
Depreciation, amortization and accretion expense	16,843	20,033	50,673	69,671
Total operating expenses	79,830	84,070	238,421	264,780
Gain on dispositions and lease terminations, net	2,415	7,387	9,618	40,789
Operating income	23,711	28,087	82,733	71,585
Other income, net	238	152	607	418
Interest expense	(12,176)	(11,786)	(34,268)	(37,199)
Income before income taxes	11,773	16,453	49,072	34,804
Income tax expense	3,007	2,865	8,835	3,163
Net income	8,766	13,588	40,237	31,641
Accretion of preferred membership interests	692	696	2,096	2,041
Net income available to limited partners	$8,074	$12,892	$38,141	$29,600

Net income per common unit
Basic	$0.21	$0.34	$1.00	$0.78
Diluted	$0.21	$0.34	$1.00	$0.77

Weighted-average common units:
Basic	38,168,524	38,112,342	38,155,235	38,094,754
Diluted	38,331,411	38,268,579	38,317,542	38,254,986

Supplemental information:
(a) includes excise taxes of:	$75,016	$83,041	$215,741	$239,295
(a) includes rent income of:	14,193	15,167	43,419	47,828
(b) excludes depreciation, amortization and accretion
(b) includes rent expense of:	3,690	4,834	11,573	14,652
(c) includes rent expense of:	4,548	4,732	13,599	13,974

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Thousands of Dollars, except unit amounts)

(Unaudited)

	Limited Partners' Interest Common Unitholders		AOCI	Total Equity
	Units	Dollars	Dollars	Dollars
Balance at June 30, 2026	38,154,331	$(111,004)	$3,800	$(107,204)
Net income	—	8,766	—	8,766
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	3,527	3,527
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(288)	(288)
Total other comprehensive income	—	—	3,239	3,239
Comprehensive income	—	8,766	3,239	12,005
Vesting of equity awards, net of units withheld for tax	18,924	415	—	415
Accretion of preferred membership interests	—	(692)	—	(692)
Distributions paid	—	(20,110)	—	(20,110)
Balance at September 30, 2026	38,173,255	$(122,625)	$7,039	$(115,586)

Balance at June 30, 2025	38,097,513	$(84,316)	$(172)	$(84,488)
Net income	—	13,588	—	13,588
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	397	397
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(941)	(941)
Total other comprehensive loss	—	—	(544)	(544)
Comprehensive income (loss)	—	13,588	(544)	13,044
Vesting of equity awards, net of units withheld for tax	22,968	495	—	495
Accretion of preferred membership interests	—	(696)	—	(696)
Distributions paid	—	(20,084)	—	(20,084)
Balance at September 30, 2025	38,120,481	$(91,013)	$(716)	$(91,729)

Balance at December 31, 2025	38,135,078	$(101,280)	$(1,048)	$(102,328)
Net income	—	40,237	—	40,237
Other comprehensive income
Unrealized gain on interest rate swap contracts	—	—	8,902	8,902
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(815)	(815)
Total other comprehensive income	—	—	8,087	8,087
Comprehensive income	—	40,237	8,087	48,324
Issuance of units related to 2025 Bonus Plan	9,345	194	—	194
Vesting of equity awards, net of units withheld for tax	28,832	621	—	621
Accretion of preferred membership interests	—	(2,096)	—	(2,096)
Distributions paid	—	(60,301)	—	(60,301)
Balance at September 30, 2026	38,173,255	$(122,625)	$7,039	$(115,586)

Balance at December 31, 2024	38,059,702	$(61,371)	$7,595	(53,776)
Net income	—	31,641	—	31,641
Other comprehensive income
Unrealized loss on interest rate swap contracts	—	—	(5,518)	(5,518)
Realized gain on interest rate swap contracts reclassified from AOCI into interest expense	—	—	(2,793)	(2,793)
Total other comprehensive loss	—	—	(8,311)	(8,311)
Comprehensive income (loss)	—	31,641	(8,311)	23,330
Issuance of units related to 2024 Bonus Plan	7,237	165	—	165
Vesting of equity awards, net of units withheld for tax	53,542	1,192	—	1,192
Accretion of preferred membership interests	—	(2,041)	—	(2,041)
Tax effect of intra-entity transfer of assets	—	(387)	—	(387)
Distributions paid	—	(60,212)	—	(60,212)
Balance at September 30, 2025	38,120,481	$(91,013)	$(716)	$(91,729)

The accompanying notes are an integral part of these consolidated financial statements.

CROSSAMERICA PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$40,237	$31,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	50,673	69,671
Amortization of deferred financing costs	1,497	1,453
Credit loss expense	23	—
Deferred income tax expense (benefit)	2,927	(2,918)
Equity-based employee and director compensation expense	1,102	1,353
Gain on dispositions and lease terminations, net	(9,618)	(40,789)
Changes in operating assets and liabilities, net of acquisitions	(1,268)	1,654
Net cash provided by operating activities	85,573	62,065

Cash flows from investing activities:
Principal payments received on notes receivable	146	92
Proceeds from sale of assets	26,768	94,788
Capital expenditures	(18,056)	(28,657)
Cash paid in connection with acquisitions, net of cash acquired	(1,800)	—
Net cash provided by investing activities	7,058	66,223

Cash flows from financing activities:
Borrowings under the Credit Facility	78,000	49,000
Repayments on the Credit Facility	(95,796)	(111,000)
Payments of finance lease obligations	(2,829)	(2,430)
Payments of deferred financing costs	(5,500)	—
Distributions paid on distribution equivalent rights	(208)	(218)
Distributions paid to preferred membership interests	(1,512)	(1,261)
Distributions paid on common units	(60,093)	(59,994)
Net cash used in financing activities	(87,938)	(125,903)
Net increase in cash and cash equivalents	4,693	2,385

Cash and cash equivalents at beginning of period	3,137	3,381
Cash and cash equivalents at end of period	$7,830	$5,766

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

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and the Exchange Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Management believes that the disclosures made are adequate to keep the information presented from being misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. Financial information as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 included in the consolidated financial statements has been derived from our unaudited financial statements. Financial information as of December 31, 2025 has been derived from our audited financial statements and notes thereto as of that date.

Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Our business exhibits seasonality due to our wholesale and retail sites being located in certain geographic areas that are affected by seasonal weather and temperature trends and associated changes in retail customer activity during different seasons. Historically, sales volumes have been highest in the second and third quarters (during the summer activity months) and lowest during the winter months in the first and fourth quarters.

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

New Accounting Pronouncements Pending Adoption

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses.” The amendments in this new guidance require disclosure, in the notes to financial statements, of specified information about certain costs and expenses, including with respect to purchases of inventory, employee compensation, depreciation and intangible asset amortization. These new disclosures will be required in our Annual Report on Form 10-K for the year ending December 31, 2027 and interim and annual reports thereafter. Although we do not anticipate the impact of adopting this guidance will be material, it will affect our disclosures.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration Risk

For the nine months ended September 30, 2026 and 2025, respectively, we purchased approximately 81% and 79% of our motor fuel from four suppliers. Approximately 20% and 22% of our motor fuel gallons sold for the nine months ended September 30, 2026 and 2025, respectively, were delivered by our top two carriers.

We purchased approximately 53% and 52% of our merchandise from a single supplier during the nine months ended September 30, 2026 and 2025, respectively.

Note 2. ASSETS HELD FOR SALE

We have classified 16 sites and 24 sites as held for sale at September 30, 2026 and December 31, 2025, respectively, which are expected to be sold within one year of such classification. Assets held for sale were as follows (in thousands):

	September 30,	December 31,
	2026	2025
Land	$6,255	$4,395
Buildings and site improvements	3,943	6,590
Equipment	3,532	6,554
Total	13,730	17,539
Less accumulated depreciation	(5,265)	(7,849)
Assets held for sale	$8,465	$9,690

The Partnership has continued to focus on optimizing the class of trade for its assets, which has included divesting certain assets, often lower performing, while seeking to maintain a wholesale fuel supply relationship whenever possible. During the three and nine months ended September 30, 2026, we sold 15 and 36 properties for $10.6 million and $26.0 million in proceeds, resulting in net gains of $2.9 million and $10.3 million, respectively. During the three and nine months ended September 30, 2025, we sold 29 and 96 properties for $21.9 million and $94.5 million in proceeds, resulting in net gains of $7.4 million and $42.5 million, respectively.

See Note 4 for information regarding impairment charges primarily recorded upon classifying sites within assets held for sale.

Note 3. INVENTORY

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Merchandise	$33,646	$34,884
Motor fuel	37,498	24,726
Inventory	$71,144	$59,610

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Land	$258,120	$268,873
Buildings and site improvements	305,734	309,851
Leasehold improvements	20,691	20,760
Equipment and other	328,130	325,389
Right-of-use assets under finance leases	58,044	32,735
Construction in progress	4,345	3,090
Property and equipment, at cost	975,064	960,698
Accumulated depreciation and amortization	(404,786)	(382,411)
Accumulated amortization of right-of-use assets under finance leases	(3,174)	(30,601)
Property and equipment, net	$567,104	$547,686

We recorded impairment charges of $1.0 million and $4.2 million during the three months ended September 30, 2026 and 2025, and $3.8 million and $19.2 million during the nine months ended September 30, 2026 and 2025, respectively, included within depreciation, amortization and accretion expense on the statements of operations. These impairment charges were primarily related to sites initially classified within assets held for sale in connection with our ongoing real estate optimization effort.

Note 5. INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	September 30, 2026			December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Wholesale fuel supply contracts/rights	$136,228	$87,056	$49,172	$147,528	$87,623	$59,905
Trademarks/licenses	2,688	1,071	1,617	2,638	982	1,656
Covenant not to compete	200	153	47	200	123	77
Total intangible assets	$139,116	$88,280	$50,836	$150,366	$88,728	$61,638

Note 6. DEBT

Our balances for long-term debt and finance lease obligations were as follows (in thousands):

	September 30,	December 31,
	2026	2025
Credit Facility	$674,500	$692,295
Finance lease obligations	58,116	4,656
Total debt and finance lease obligations	732,616	696,951
Current portion	9,735	3,465
Noncurrent portion	722,881	693,486
Deferred financing costs, net	10,302	6,299
Noncurrent portion, net of deferred financing costs	$712,579	$687,187

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2026, future principal payments on debt and future minimum rental payments on finance lease obligations were as follows (in thousands):

	Debt	Finance Lease Obligations	Total
Remainder of 2026	$—	$8,127	$8,127
2027	—	6,208	6,208
2028	—	6,301	6,301
2029	—	6,395	6,395
2030	—	6,491	6,491
2031	674,500	6,588	681,088
Thereafter	—	36,831	36,831
Total future payments	674,500	76,941	751,441
Less impact of discounting	—	18,825	18,825
Total future principal payments	674,500	58,116	732,616
Current portion	—	9,735	9,735
Long-term portion	$674,500	$48,381	$722,881

The Credit Facility is secured by substantially all of the Partnership’s assets.

Letters of credit outstanding totaled $4.9 million at both September 30, 2026 and December 31, 2025.

Taking the interest rate swap contracts into account, the effective interest rate on our Credit Facility was 5.6% (with an applicable margin of 2.00%) at both September 30, 2026 and December 31, 2025. See Note 7 for additional information on our interest rate swap contracts.

On July 15, 2026, the Partnership and its subsidiary, Lehigh Gas Wholesale Services, Inc., entered into an amendment to the Credit Facility (the “Credit Facility Amendment”). The Credit Facility Amendment, among other things, (x) extends the maturity date from March 31, 2028 to July 15, 2031, (y) removes the SOFR credit spread adjustment and (z) amends the applicable financial covenant to require the Partnership to maintain a Consolidated Leverage Ratio (as defined in the Credit Facility) of (i) for each fiscal quarter ending June 30, 2026, September 30, 2026, December 31, 2026, March 31, 2027, June 30, 2027 and September 30, 2027, not greater than 5.00 to 1.00, and (ii) for each fiscal quarter ending December 31, 2027 and thereafter, not greater than 4.75 to 1.00. All other terms and conditions of the Credit Facility remain in full force and effect.

We paid $5.5 million in fees and expenses in connection with amending the Credit Facility during the third quarter of 2026.

As of September 30, 2026, we were in compliance with our financial covenants under the Credit Facility. The amount of availability under the Credit Facility at September 30, 2026, after taking into consideration debt covenant restrictions, was $240 million.

Cash paid for interest, including debt and finance lease obligations, amounted to $32.0 million and $36.1 million for the nine months ended September 30, 2026 and 2025, respectively.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

This amendment triggered a reassessment of the lease accounting. Effective January 31, 2026, we are accounting for the modified lease as a finance lease. With respect to the 25 sites for which it is reasonably certain we will exercise our purchase option and have the intent and ability to do so, we are accounting for the finance lease using an anticipated purchase date in the fourth quarter of 2026. With respect to the 81 remaining sites, we are accounting for the finance lease through the end of the current term expiring on April 30, 2037. We recorded increases in our finance lease obligations and right-of-use assets under finance leases of $56.3 million during the first quarter of 2026. The weighted-average discount rate for this finance lease obligation was 6.0% at September 30, 2026. Interest on finance lease obligations amounted to $0.9 million and an insignificant amount for the three months ended September 30, 2026 and 2025, and $2.1 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively.

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

We report the unrealized gains and losses on our interest rate swap contracts designated as highly effective cash flow hedges as a component of other comprehensive income and reclassify such gains and losses into earnings (interest expense on our statement of operations) in the same period during which the hedged interest expense is recorded. We recognized a net realized gain from settlements of the interest rate swap contracts of $0.3 million and $0.9 million for the three months ended September 30, 2026 and 2025 and $0.8 million and $2.8 million for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, we estimated that a net gain of $4.0 million will be reclassified from AOCI into interest expense during the next 12 months; however, the actual amount that will be reclassified will vary based on changes in interest rates.

On October 13, 2026, we terminated the interest rate swap contract with a fixed rate of 2.932% and concurrently entered into a new interest rate swap contract that embedded the value of the terminated swap into the rate of the new swap, resulting in a fixed rate of 3.50%. The new interest rate swap contract has a notional amount of $100 million, matures in July 2033 and is callable by the counterparty on April 1, 2029.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. RELATED-PARTY TRANSACTIONS

Wholesale Motor Fuel Sales and Real Estate Rentals

Revenues from TopStar, an entity affiliated with the Topper Group, were $12.9 million and $9.4 million for the three months ended September 30, 2026 and 2025 and $34.9 million and $27.3 million for the nine months ended September 30, 2026 and 2025, respectively. Accounts receivable from TopStar was $0.4 million and $0.7 million at September 30, 2026 and December 31, 2025, respectively.

In February 2025, we purchased a property from TopStar for $0.2 million.

We lease certain real estate from the Topper Group. Rent expense under these lease agreements was $2.3 million and $2.4 million for the three months ended September 30, 2026 and 2025 and $6.8 million and $7.4 million for the nine months ended September 30, 2026 and 2025, respectively.

Omnibus Agreement

We incurred expenses under the Omnibus Agreement, including costs for store level personnel at our company operated sites as well as other cost reimbursements, totaling $30.8 million and $32.5 million for the three months ended September 30, 2026 and 2025 and $92.0 million and $97.1 million for the nine months ended September 30, 2026 and 2025, respectively. Such expenses are included in operating expenses and general and administrative expenses in the statements of operations. Amounts payable to the Topper Group related to expenses incurred by the Topper Group on our behalf in accordance with the Omnibus Agreement totaled $5.5 million and $4.6 million at September 30, 2026 and December 31, 2025, respectively.

Common Unit Distributions and Other Equity Transactions

We distributed $7.7 million to the Topper Group related to its ownership of our common units for each of the three months ended September 30, 2026 and 2025 and $23.1 million for each of the nine months ended September 30, 2026 and 2025.

We distributed $2.6 million to affiliates of John B. Reilly, III, a member of our Board, related to their ownership of our common units for each of the three months ended September 30, 2026 and 2025 and $7.9 million for each of the nine months ended September 30, 2026 and 2025.

Accretion on the preferred membership interests issued in March 2022 to related parties was $0.7 million for each of the three months ended September 30, 2026 and 2025, and $2.1 million and $2.0 million for the nine months ended September 30, 2026 and 2025, respectively. We paid income tax distributions related to the preferred membership interests of $1.3 million and $1.5 million for the three and nine months ended September 30, 2026, respectively, and $1.3 million for the three and nine months ended September 30, 2025.

Maintenance and Environmental Costs

Certain maintenance and environmental remediation activities are performed by an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. We incurred charges with this related party of $0.6 million for each of the three months ended September 30, 2026 and 2025 and $1.5 million and $1.7 million for the nine months ended September 30, 2026 and 2025, respectively. Accounts payable to this related party amounted to $0.4 million and $0.3 million at September 30, 2026 and December 31, 2025, respectively.

Environmental Remediation Indemnification

Under an indemnification agreement, DMI reimburses us for certain environmental remediation costs incurred by the Partnership. We received $0.1 million for each of the three months ended September 30, 2026 and 2025 and $0.4 million for each of the nine months ended September 30, 2026 and 2025.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convenience Store Products

We purchase certain convenience store products from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of the Board, as approved by the independent conflicts committee of the Board. Merchandise costs amounted to $4.7 million and $5.2 million for the three months ended September 30, 2026 and 2025 and $14.0 million and $14.3 million for the nine months ended September 30, 2026 and 2025, respectively. Amounts payable to this related party amounted to $1.8 million and $1.7 million at September 30, 2026 and December 31, 2025, respectively.

Vehicle Lease

In connection with the services rendered under the Omnibus Agreement, we lease certain vehicles from an entity affiliated with the Topper Group, as approved by the independent conflicts committee of the Board. Lease expense was an insignificant amount for each of the three months ended September 30, 2026 and 2025 and $0.1 million for each of the nine months ended September 30, 2026 and 2025.

Principal Executive Offices

We lease office space from an affiliate of John B. Reilly, III and Joseph V. Topper, Jr., members of our Board, as approved by the independent conflicts committee of the Board. Rent expense amounted to $0.3 million for each of the three months ended September 30, 2026 and 2025 and $0.9 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively.

Public Relations and Website Consulting Services

We have engaged a company affiliated with John B. Reilly, III, a member of the Board, for public relations and website consulting services. The cost of these services was insignificant for the three and nine months ended September 30, 2026 and 2025.

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

Environmental liabilities recorded on the balance sheet within accrued expenses and other current liabilities and other long-term liabilities totaled $8.7 million and $9.7 million at September 30, 2026 and December 31, 2025, respectively. Indemnification assets related to state funds or insurance recorded on the balance sheet within other current and other noncurrent assets totaled $7.4 million and $8.3 million at September 30, 2026 and December 31, 2025, respectively. State funds represent probable state reimbursement amounts. Reimbursement will depend upon the continued maintenance and solvency of the state. Insurance coverage represents amounts deemed probable of reimbursement under insurance policies.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of our accounts receivable, notes receivable, and accounts payable approximated their carrying values as of September 30, 2026 and December 31, 2025 due to the short-term maturity of these instruments. The fair value of borrowings under the Credit Facility approximated its carrying value as of September 30, 2026 and December 31, 2025 due to the frequency with which interest rates are reset and the consistency of the market spread.

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

We recorded income tax expense of $3.0 million and $2.9 million for the three months ended September 30, 2026 and 2025 and $8.8 million and $3.2 million for the nine months ended September 30, 2026 and 2025, respectively, as a result of the income generated by our corporate subsidiaries. The effective tax rate differs from the combined federal and state statutory rate primarily because only our corporate subsidiaries are subject to income tax.

Cash paid for income taxes, net of refunds received, amounted to $9.2 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively.

Note 12. NET INCOME PER COMMON UNIT

The following table provides a reconciliation of net income and weighted-average units used in computing basic and diluted net income per common unit for the following periods (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Distributions paid on common units	$20,041	$20,012	$60,093	$59,994
Allocation of distributions in excess of net income	(11,967)	(7,120)	(21,952)	(30,394)
Limited partners’ interest in net income - basic	8,074	12,892	38,141	29,600
Denominator:
Weighted-average common units outstanding - basic	38,168,524	38,112,342	38,155,235	38,094,754
Adjustment for phantom and phantom performance units (a)	162,887	156,237	162,307	160,232
Weighted-average common units outstanding - diluted	38,331,411	38,268,579	38,317,542	38,254,986
Net income per common unit - basic	$0.21	$0.34	$1.00	$0.78
Net income per common unit - diluted	$0.21	$0.34	$1.00	$0.77

Distributions paid per common unit	$0.5250	$0.5250	$1.5750	$1.5750
Distributions declared (with respect to each respective period) per common unit	$0.5250	$0.5250	$1.5750	$1.5750

a)
For each of the three and nine months ended September 30, 2026, 1,295,360 potentially dilutive units related to the preferred membership interests were excluded from the calculation of diluted earnings per unit because including them would have been antidilutive, compared with 1,301,940 units for each of the three and nine months ended September 30, 2025.

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions

Distribution activity for 2026 is as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2025	February 2, 2026	February 12, 2026	0.5250	20,021
March 31, 2026	May 4, 2026	May 14, 2026	0.5250	20,031
June 30, 2026	August 3, 2026	August 13, 2026	0.5250	20,041
September 30, 2026	November 2, 2026	November 12, 2026	0.5250	20,041

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects activity related to our reportable segments (in thousands):

	Wholesale	Retail	Unallocated	Consolidated
Three Months Ended September 30, 2026
Revenues from fuel sales to external customers	$535,803	$530,601	$—	$1,066,404
Revenues from food and merchandise sales	—	108,024	—	108,024
Rent income	10,162	4,031	—	14,193
Other revenue	1,023	4,931	—	5,954
Total revenues	546,988	647,587	—	1,194,575

Cost of goods sold - fuel	521,436	493,051	—	1,014,487
Cost of goods sold - food and merchandise	—	75,272	—	75,272
Cost of goods sold - Rent expense	2,433	1,257	—	3,690
Gross profit	23,119	78,007	—	101,126

Store labor	—	21,680	—	21,680
Maintenance and environmental costs	821	7,858	—	8,679
Other items (a)	4,972	20,943	21,141	47,056
Operating income (loss)	$17,326	$27,526	$(21,141)	$23,711

Three Months Ended September 30, 2025
Revenues from fuel sales to external customers	$401,161	$438,828	$—	$839,989
Revenues from food and merchandise sales	—	110,685	—	110,685
Rent income	11,274	3,893	—	15,167
Other revenue	1,221	4,785	—	6,006
Total revenues	413,656	558,191	—	971,847

Cost of goods sold - fuel	385,443	398,096	—	783,539
Cost of goods sold - food and merchandise	—	78,704	—	78,704
Cost of goods sold - Rent expense	3,428	1,406	—	4,834
Gross profit	24,785	79,985	—	104,770

Store labor	—	23,080	—	23,080
Maintenance and environmental costs	1,543	7,155	—	8,698
Other items (a)	5,358	20,405	19,142	44,905
Operating income (loss)	$17,884	$29,345	$(19,142)	$28,087

Nine Months Ended September 30, 2026
Revenues from fuel sales to external customers	$1,421,405	$1,428,154	$—	$2,849,559
Revenues from food and merchandise sales	—	303,976	—	303,976
Rent income	31,335	12,084	—	43,419
Other revenue	3,278	15,190	—	18,468
Total revenues	1,456,018	1,759,404	—	3,215,422

Cost of goods sold - fuel	1,374,784	1,304,283	—	2,679,067
Cost of goods sold - food and merchandise	—	213,246	—	213,246
Cost of goods sold - Rent expense	7,698	3,875	—	11,573
Gross profit	73,536	238,000	—	311,536

Store labor	—	64,570	—	64,570
Maintenance and environmental costs	3,466	22,498	—	25,964
Other items (a)	15,094	62,107	61,068	138,269
Operating income (loss)	$54,976	$88,825	$(61,068)	$82,733

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Wholesale	Retail	Unallocated	Consolidated
Nine Months Ended September 30, 2025
Revenues from fuel sales to external customers	$1,166,520	$1,256,162	$—	$2,422,682
Revenues from food and merchandise sales	—	308,085	—	308,085
Rent income	36,409	11,419	—	47,828
Other revenue	3,804	13,848	—	17,652
Total revenues	1,206,733	1,589,514	—	2,796,247

Cost of goods sold - fuel	1,119,873	1,145,461	—	2,265,334
Cost of goods sold - food and merchandise	—	220,685	—	220,685
Cost of goods sold - Rent expense	10,555	4,097	—	14,652
Gross profit	76,305	219,271	—	295,576

Store labor	—	69,113	—	69,113
Maintenance and environmental costs	4,437	22,274	—	26,711
Other items (a)	16,755	61,785	49,627	128,167
Operating income (loss)	$55,113	$66,099	$(49,627)	$71,585

(a)
For the Wholesale and Retail segments, other segment items includes real estate taxes, utilities, management fees, insurance and other operating expenses. For the Retail segment, other segment items also include rent expense, store supplies and shrink. Other segment items that are not allocated to a segment include general and administrative expenses, depreciation, amortization and accretion expense and gains/losses on dispositions and lease terminations, net.

A reconciliation from operating income to income before income taxes follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating income	$23,711	$28,087	$82,733	$71,585
Other income, net	238	152	607	418
Interest expense	(12,176)	(11,786)	(34,268)	(37,199)
Income before income taxes	$11,773	$16,453	$49,072	$34,804

Receivables relating to the revenue streams above are as follows (in thousands):

	September 30,	December 31,	December 31,
	2026	2025	2024
Receivables from fuel and merchandise sales	$31,606	$28,316	$30,115
Receivables for rent and other lease-related charges	774	937	2,122
Total accounts receivable	$32,380	$29,253	$32,237

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

The balance of unamortized costs incurred to obtain certain contracts with customers was $9.9 million at both September 30, 2026 and December 31, 2025. Amortization of such costs is recorded against operating revenues and amounted to $0.5 million for each of the three months ended September 30, 2026 and 2025 and $1.5 million and $1.6 million for the nine months ended September 30, 2026 and 2025, respectively.

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

CROSSAMERICA PARTNERS LP

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in operating assets and liabilities as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
(Increase) decrease:
Accounts receivable	$(3,388)	$(2,555)
Accounts receivable from related parties	252	120
Inventories	(11,601)	387
Other current assets	1,142	(598)
Other assets	(845)	(1,163)
Increase (decrease):
Accounts payable	15,760	(422)
Accounts payable to related parties	1,150	(912)
Accrued expenses and other current liabilities	(393)	5,652
Motor fuel and sales taxes payable	(1,217)	(126)
Other long-term liabilities	(2,128)	1,271
Changes in operating assets and liabilities, net of acquisitions	$(1,268)	$1,654

The above changes in operating assets and liabilities may differ from changes between amounts reflected in the applicable balance sheets for the respective periods due to acquisitions and non-cash activity.

Supplemental schedule of non-cash investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2026	2025
Accrued capital expenditures	$3,564	$1,956
Lease liabilities arising from obtaining right-of-use assets under operating leases	9,119	14,621
Lease liabilities arising from obtaining right-of-use assets under finance leases	56,288	—
Accretion of preferred membership interests	2,096	2,041

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

In our retail business, we attempt to pass along wholesale motor fuel price changes to our retail customers through “at the pump” retail price changes; however, market conditions do not always allow us to do so immediately. The timing of any related increase or decrease in “at the pump” retail prices is affected by competitive conditions in each geographic market in which we operate. As such, the prices we charge our customers for motor fuel and the gross profit we receive on our motor fuel sales can increase or decrease significantly over short periods of time. Further, we are assessed fees as a percentage of debit and credit card sales. Such fees increase as “at the pump” retail prices increase but without necessarily being accompanied by higher retail gross profits.

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

Results of Operations

Consolidated Income Statement Analysis

Below is an analysis of our consolidated statements of operations and provides the primary reasons for significant increases and decreases in the various income statement line items from period to period. Our consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenues	$1,194,575	$971,847	$3,215,422	$2,796,247
Cost of sales	1,093,449	867,077	2,903,886	2,500,671
Gross profit	101,126	104,770	311,536	295,576

Operating expenses:
Operating expenses	56,274	57,541	167,735	174,364
General and administrative expenses	6,713	6,496	20,013	20,745
Depreciation, amortization and accretion expense	16,843	20,033	50,673	69,671
Total operating expenses	79,830	84,070	238,421	264,780
Gain on dispositions and lease terminations, net	2,415	7,387	9,618	40,789
Operating income	23,711	28,087	82,733	71,585
Other income, net	238	152	607	418
Interest expense	(12,176)	(11,786)	(34,268)	(37,199)
Income before income taxes	11,773	16,453	49,072	34,804
Income tax expense	3,007	2,865	8,835	3,163
Net income	8,766	13,588	40,237	31,641
Accretion of preferred membership interests	692	696	2,096	2,041
Net income available to limited partners	$8,074	$12,892	$38,141	$29,600

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Operating revenues increased $223 million (23%) and operating income decreased $4.4 million (16%). Significant items impacting these results were:

Operating revenues

Revenues from fuel sales increased $226 million (27%) due primarily to a 39% increase in our consolidated average fuel selling price. The average spot price of WTI crude oil increased 32% to $87.12 per barrel for the third quarter of 2026, compared to $65.78 per barrel for the third quarter of 2025. This increase was partially offset by a 9% decrease in volume due to a reduction in volume in our base business and the net loss of independent dealer contracts.

Cost of sales

Cost of sales increased $226 million (26%), due to a higher cost per gallon, partially offset by lower volume due to the same drivers discussed above.

Gross profit

Gross profit decreased $3.6 million (3%) due primarily to a decrease in motor fuel gross profit in both our retail and wholesale segments, partially offset by an increase in merchandise gross profit in our retail segment. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense decreased $3.2 million (16%) primarily due to the decrease in impairment charges in comparison to the prior year.

Gain on dispositions and lease terminations, net

During the three months ended September 30, 2026, we recorded $2.9 million in net gains in connection with our ongoing real estate optimization effort, partially offset by $0.5 million of net losses on lease terminations and asset disposals.

During the three months ended September 30, 2025, we recorded $7.4 million in net gains in connection with our ongoing real estate optimization effort.

Interest expense

Interest expense increased $0.4 million (3%) due to a $0.8 million increase in interest expense on our finance lease obligations as a result of the reassessment of the accounting for our lease with Getty required by the amendment of this lease during the first quarter of 2026. This increase was partially offset by lower interest expense due to a lower average outstanding debt balance resulting from applying the proceeds from site sales to our Credit Facility as well as a lower average SOFR rate. See Note 6 to the financial statements for additional information.

Income tax expense

We recorded income tax expense of $3.0 million and $2.9 million for the three months ended September 30, 2026 and 2025, respectively, driven by income generated by our taxable subsidiaries.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Operating revenues increased $419 million (15%) and operating income increased $11.1 million (16%). Significant items impacting these results were:

Operating revenues

Revenues from fuel sales increased $427 million (18%) due primarily to a 29% increase in our consolidated average fuel selling price. The average spot price of WTI crude oil increased 27% to $85.25 per barrel for the first nine months of 2026, compared to $67.31 per barrel for the first nine months of 2025. This increase was partially offset by a 9% decrease in volume due to a reduction in volume in our base business and the net loss of independent dealer contracts.

Cost of sales

Cost of sales increased $403 million (16%), due to a higher cost per gallon, partially offset by lower volume due to the same drivers discussed above.

Gross profit

Gross profit increased $16.0 million (5%) due primarily to an increase in motor fuel and merchandise gross profit in our retail segment. See “Results of Operations—Segment Results” for additional gross profit analyses.

Operating expenses

See “Results of Operations—Segment Results” for analyses.

General and administrative expenses

General and administrative expenses decreased $0.7 million (4%) primarily driven by lower equity compensation expense, acquisition-related costs and management fees.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense decreased $19.0 million (27%) primarily due to a $15.4 million decrease in impairment charges in comparison to the prior year, as well as lower depreciation expense resulting from the impact of our site sales and assets becoming fully depreciated.

Gain on dispositions and lease terminations, net

During the nine months ended September 30, 2026, we recorded $10.3 million in net gains in connection with our ongoing real estate optimization effort, partially offset by $0.7 million of net losses on lease terminations and asset disposals.

During the nine months ended September 30, 2025, we recorded $42.5 million in net gains in connection with our ongoing real estate optimization effort, partially offset by $1.7 million of net losses on lease terminations and asset disposals.

Interest expense

Interest expense decreased $2.9 million (8%) due to a lower average outstanding debt balance resulting from applying the proceeds from site sales to our Credit Facility as well as a lower average SOFR rate. These decreases were partially offset by a $1.9 million increase in interest expense on our finance lease obligations as a result of the reassessment of the accounting for our lease with Getty required by the amendment of this lease during the first quarter of 2026. See Note 6 to the financial statements for additional information.

Income tax expense

We recorded income tax expense of $8.8 million and $3.2 million for the nine months ended September 30, 2026 and 2025, respectively, driven by income generated by our taxable subsidiaries.

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

Retail

The following table highlights the results of operations and certain operating metrics of our retail segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands, except for the number of retail sites and per gallon amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross profit:
Motor fuel	$37,550	$40,732	$123,871	$110,701
Merchandise	32,752	31,981	90,730	87,400
Rent	2,774	2,487	8,209	7,322
Other revenue	4,931	4,785	15,190	13,848
Total gross profit	78,007	79,985	238,000	219,271
Operating expenses	(50,481)	(50,640)	(149,175)	(153,172)
Operating income	$27,526	$29,345	$88,825	$66,099

Retail sites (end of period):
Company operated retail sites (a)	327	353	327	353
Commission agents (b)	219	233	219	233
Total retail sites	546	586	546	586

Total retail segment statistics:
Volume of gallons sold	128,586	141,806	370,304	410,022
Average retail fuel sites	549	592	562	597
Margin per gallon, before deducting credit card fees and commissions	0.404	0.384	0.444	0.365

Company operated site statistics:
Average retail fuel sites	330	356	337	363
Margin per gallon, before deducting credit card fees	$0.409	$0.402	$0.459	$0.391
Merchandise gross profit percentage	30.3%	28.9%	29.8%	28.4%

Commission site statistics:
Average retail fuel sites	219	236	225	234
Margin per gallon, before deducting credit card fees and commissions	$0.390	$0.340	$0.404	$0.306

(a)
The decrease in the company operated site count was primarily attributable to the sale of certain company operated sites in connection with our real estate optimization effort.
(b)
The decrease in the commission agent site count was primarily attributable to the sale of certain commission agent sites in connection with our real estate optimization effort.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Gross profit decreased $2.0 million (2%) and operating income decreased $1.8 million (6%). These results were impacted by:

Gross profit

•
Our motor fuel gross profit decreased $3.2 million (8%), attributable to a volume decrease of 9% due primarily to a decrease in our base business as well as a decrease in our average retail site count due to the sale of certain company operated and commission agent sites in connection with our real estate optimization effort. In addition, credit card fees increased between the two periods as a result of the increase in fuel prices. These decreases were partially offset by a 5% increase in our margin per gallon due to greater volatility in the price of crude oil for the three months ended September 30, 2026 as compared to the same period of 2025.
•
Our merchandise gross profit increased $0.8 million (2%) due primarily to an increase in our merchandise gross profit percentage. This increase was partially offset by a reduction in our average company operated site count due primarily to the sale of certain company operated sites in connection with our real estate optimization effort.

Operating expenses

Operating expenses decreased $0.2 million driven by a decrease in store labor as well as a decrease in the average retail site count due to the sale of certain sites in connection with our real estate optimization effort, partially offset by higher maintenance and environmental costs.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Gross profit increased $18.7 million (9%) and operating income increased $22.7 million (34%). These results were impacted by:

Gross profit

•
Our motor fuel gross profit increased $13.2 million (12%), attributable to a 22% increase in our margin per gallon due to greater volatility in the price of crude oil for the nine months ended September 30, 2026 as compared to the same period of 2025. This increase was partially offset by a volume decrease of 10% due primarily to a decrease in volume in our base business as well as a decrease in our average retail site count due to the sale of certain sites in connection with our real estate optimization effort. In addition, credit card fees increased between the two periods as a result of the increase in fuel prices.
•
Our merchandise gross profit increased $3.3 million (4%) due primarily to an increase in our merchandise gross profit percentage. This increase was partially offset by a reduction in our average company operated site count due primarily to the sale of certain company operated sites in connection with our real estate optimization effort.
•
Other revenues increased $1.3 million (10%) driven by higher income from skills games and fuel sold on a commission basis.

Operating expenses

Operating expenses decreased $4.0 million (3%) driven by a decrease in store labor as well as a decrease in the average retail site count due to the sale of certain sites in connection with our real estate optimization effort.

Wholesale

The following table highlights the results of operations and certain operating metrics of our wholesale segment. The narrative following these tables provides an analysis of the results of operations of that segment (in thousands of dollars, except for the number of distribution sites and per gallon amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross profit:
Motor fuel gross profit	$14,367	$15,718	$46,621	$46,647
Rent gross profit	7,729	7,846	23,637	25,854
Other revenues	1,023	1,221	3,278	3,804
Total gross profit	23,119	24,785	73,536	76,305
Operating expenses	(5,793)	(6,901)	(18,560)	(21,192)
Operating income	$17,326	$17,884	$54,976	$55,113

Motor fuel distribution sites (end of period): (a)
Independent dealers (b)	661	645	661	645
Lessee dealers (c)	310	343	310	343
Total motor fuel distribution sites	971	988	971	988

Average motor fuel distribution sites	977	997	982	1,013

Volume of gallons distributed	162,775	177,662	476,639	519,821

Margin per gallon	$0.088	$0.088	$0.098	$0.090

(a)
In addition, we distributed motor fuel to sub-wholesalers who distributed to additional sites.
(b)
The increase in the independent dealer site count was primarily attributable to the sale of certain lessee dealer, company operated and commission agent sites but with continued fuel supply, partially offset by the net loss of independent dealer contracts.
(c)
The decrease in the lessee dealer site count was primarily attributable to the sale of certain lessee dealer sites in connection with our real estate optimization effort (generally with continued fuel supply, thereby converting the site to an independent dealer site).

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Gross profit decreased $1.7 million (7%) and operating income decreased $0.6 million (3%). These results were impacted by:

Motor fuel gross profit

The $1.4 million decrease (9%) in motor fuel gross profit was attributable to an 8% decrease in volume driven by a reduction in volume in our base business and the net loss of independent dealer contracts. This decrease was partially offset by higher payment terms discounts due to the higher cost of fuel.

Rent gross profit

Rent gross profit decreased $0.1 million (1%) primarily due to the sale of certain lessee dealer sites in connection with our real estate optimization effort. This decrease was partially offset by an increase in rent gross profit as a result of the reassessment of the accounting for our lease with Getty required by the amendment of this lease during the first quarter of 2026, which resulted in certain payments to Getty that were previously accounted for as rent expense now being accounted for as principal payments and interest expense.

Operating expenses

Operating expenses decreased $1.1 million (16%), primarily due to a decrease in the average controlled site count as a result of the sale of certain lessee dealer sites in connection with our real estate optimization effort.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Gross profit decreased $2.8 million (4%) and operating income decreased $0.1 million. These results were impacted by:

Motor fuel gross profit

Motor fuel gross profit was flat for the nine months ended September 30, 2026 as compared to the same period in 2025. Our margin per gallon increased 9% due to greater volatility in the price of crude oil for the nine months ended September 30, 2026 as compared to the same period of 2025 as well as higher payment terms discounts due to the higher cost of fuel. These increases were partially offset by an 8% decrease in volume driven by a reduction in volume in our base business and the net loss of independent dealer contracts.

Rent gross profit

Rent gross profit decreased $2.2 million (9%) primarily due to the sale of certain lessee dealer sites in connection with our real estate optimization effort. This decrease was partially offset by an increase in rent gross profit as a result of the reassessment of the accounting for our lease with Getty required by the amendment of this lease during the first quarter of 2026, which resulted in certain payments to Getty that were previously accounted for as rent expense now being accounted for as principal payments and interest expense.

Operating expenses

Operating expenses decreased $2.6 million (12%), primarily due to a decrease in the average controlled site count as a result of the sale of certain lessee dealer sites in connection with our real estate optimization effort.

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

EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio are used as supplemental financial measures by management and by external users of our financial statements, such as investors and lenders. EBITDA and Adjusted EBITDA are used to assess our financial performance without regard to financing methods, capital structure or income taxes and the ability to incur and service debt and to fund capital expenditures. In addition, Adjusted EBITDA is used to assess the operating performance of our business on a consistent basis by excluding the impact of items which do not result directly from the wholesale distribution of motor fuel, the leasing of real property, or the day-to-day operations of our retail site activities. EBITDA, Adjusted EBITDA, Distributable Cash Flow and Distribution Coverage Ratio are also used to assess the ability to generate cash sufficient to make distributions to our unitholders.

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

The following table presents reconciliations of EBITDA, Adjusted EBITDA, and Distributable Cash Flow to net income (loss), the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands, except for Distribution Coverage Ratio):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$8,766	$13,588	$40,237	$31,641
Interest expense	12,176	11,786	34,268	37,199
Income tax expense	3,007	2,865	8,835	3,163
Depreciation, amortization and accretion expense	16,843	20,033	50,673	69,671
EBITDA	40,792	48,272	134,013	141,674
Equity-based employee and director compensation expense	314	364	1,102	1,353
Gain on dispositions and lease terminations, net (a)	(2,415)	(7,387)	(9,618)	(40,789)
Acquisition-related costs (b)	14	60	58	423
Adjusted EBITDA	38,705	41,309	125,555	102,661
Cash interest expense	(10,708)	(11,301)	(31,831)	(35,745)
Sustaining capital expenditures (c)	(5,311)	(1,853)	(11,613)	(7,124)
Current income tax expense (d)	(849)	(382)	(5,191)	(528)
Distributable Cash Flow	$21,837	$27,773	$76,920	$59,264
Distributions paid on common units	20,041	20,012	60,093	59,994
Distribution Coverage Ratio	1.09x	1.39x	1.28x	0.99x

(a)
See “Results of Operations–Gain on dispositions and lease terminations, net.”
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

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$85,573	$62,065
Net cash provided by investing activities	7,058	66,223
Net cash used in financing activities	(87,938)	(125,903)

Operating Activities

Net cash provided by operating activities increased $24 million for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to stronger operating results in 2026 and a decrease in interest expense driven by a lower average outstanding debt balance as well as a lower average SOFR rate, partially offset by higher income tax payments in 2026 compared to 2025.

As is typical in our industry, our current liabilities exceed our current assets as a result of the longer settlement of real estate and motor fuel taxes as compared to the shorter settlement of receivables for fuel, rent and merchandise.

Investing Activities

We incurred capital expenditures of $18 million and $29 million for the nine months ended September 30, 2026 and 2025, respectively. We received $27 million and $95 million in proceeds primarily from the sale of sites in connection with our real estate optimization effort for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, we paid $1.8 million as a final payment in connection with a prior-year acquisition.

Financing Activities

We paid $60 million in distributions for each of the nine months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026 and 2025, we made total net repayments on the Credit Facility of $18 million and $62 million, respectively. We paid $5.5 million in fees and expenses in connection with amending the Credit Facility during the third quarter of 2026.

Distributions to Common Unitholders

Distribution activity for 2026 was as follows:

Quarter Ended	Record Date	Payment Date	Cash Distribution (per unit)	Cash Distribution (in thousands)
December 31, 2025	February 2, 2026	February 12, 2026	0.5250	20,021
March 31, 2026	May 4, 2026	May 14, 2026	0.5250	20,031
June 30, 2026	August 3, 2026	August 13, 2026	0.5250	20,041
September 30, 2026	November 2, 2026	November 12, 2026	0.5250	20,041

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

Debt

As of September 30, 2026, our debt and finance lease obligations consisted of the following (in thousands):

Credit Facility	$674,500
Finance lease obligations	58,116
Total debt and finance lease obligations	732,616
Current portion	9,735
Noncurrent portion	722,881
Deferred financing costs, net	10,302
Noncurrent portion, net of deferred financing costs	$712,579

Taking the interest rate swap contracts into account, the effective interest rate on our Credit Facility at September 30, 2026 was 5.6% (our applicable margin was 2.0% as of September 30, 2026). Letters of credit outstanding at September 30, 2026 totaled $4.9 million.

On July 15, 2026, the Partnership and its subsidiary, Lehigh Gas Wholesale Services, Inc., entered into an amendment to the Credit Facility (the “Credit Facility Amendment”). The Credit Facility Amendment, among other things, (x) extends the maturity date from March 31, 2028 to July 15, 2031, (y) removes the SOFR credit spread adjustment and (z) amends the applicable financial covenant to require the Partnership to maintain a Consolidated Leverage Ratio (as defined in the Credit Facility) of (i) for each fiscal quarter ending June 30, 2026, September 30, 2026, December 31, 2026, March 31, 2027, June 30, 2027 and September 30, 2027, not greater than 5.00 to 1.00, and (ii) for each fiscal quarter ending December 31, 2027 and thereafter, not greater than 4.75 to 1.00. All other terms and conditions of the Credit Facility remain in full force and effect.

We paid $5.5 million in fees and expenses in connection with amending the Credit Facility during the third quarter of 2026.

The amount of availability under our Credit Facility at October 30, 2026, after taking into consideration debt covenant restrictions, was $237 million.

See Note 7 to the financial statements for information on the October 2026 termination of one of our interest rate swap contracts and concurrent entry into a new interest rate swap contract.

See Note 6 to the financial statements for information on an amendment of our lease with Getty.

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

The following table outlines our capital expenditures (in thousands):

	Nine Months Ended September 30,
	2026	2025
Sustaining capital	$11,613	$7,124
Growth	6,443	21,533
Total capital expenditures	$18,056	$28,657

A significant portion of our growth capital expenditures is discretionary, and we regularly review our capital plans in light of our operational results, anticipated proceeds from sales of sites and credit facility capacity as well as capital market opportunities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No significant changes to our market risk have occurred since December 31, 2025. For a discussion of market risks affecting us, refer to Part II, Item 7A—“Quantitative and Qualitative Disclosures About Market Risk” included in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We hereby incorporate by reference into this Item our disclosures made in Part I, Item 1 of this report included in Note 9 of the financial statements.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors disclosed in the section entitled “Risk Factors” in our Form 10-K during the period covered by this report.

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

CROSSAMERICA PARTNERS LP

By:	CROSSAMERICA GP LLC, its General Partner

By:	/s/ Maura Topper
Maura Topper
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Jonathan E. Benfield
Jonathan E. Benfield
Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2026